Form 10-Q
period 1993-11-30
UNITED STATIONERS INC
filed 1994-01-11
CIK 355999

                       Securities and Exchange Commission
                              Washington, DC  20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For The Quarterly Period Ended:  NOVEMBER 30, 1993

                        Commission File Number:  0-10653



                            UNITED STATIONERS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                 36-3141189
        ------------------------------                  ------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)


  2200 East Golf Road, Des Plaines, Illinois                60016-1267
  -------------------------------------------            -----------------
   (Address of principal executive offices)                 (Zip Code)


                                  (708) 699-5000
                ---------------------------------------------------
                (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)  Yes ___X___   No
                          (2)  Yes ___X___   No

As of December 31, 1993, United Stationers Inc. had 18,588,006 shares of common stock, $.10 par value, outstanding.

                                      INDEX


                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I - FINANCIAL INFORMATION

      Condensed Consolidated Balance Sheets as of
      November 30, 1993 and August 31, 1993.                                 3


      Condensed Consolidated Statements of Income
      for the Three Months Ended November 30, 1993
      and November 30, 1992.                                                 4


      Condensed Consolidated Statements of Cash Flows
      for the Three Months Ended November 30, 1993 and
      November 30, 1992.                                                     5


      Notes to Condensed Consolidated Financial Statements.                  6


      Management's Discussion and Analysis of
      Financial Condition and Results of Operations.                         7


PART II - OTHER INFORMATION                                                  9

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                     ASSETS


                                                             (Unaudited)      (Audited)
                                                              Nov. 30,       August 31,
                                                                1993            1993
                                                             ----------      ----------

CURRENT ASSETS
  Cash and cash equivalents                                   $  9,703       $  7,889
  Accounts receivable, net                                     161,576        162,844
  Inventories                                                  267,474        229,760
  Prepaid expenses                                              17,030         16,426
                                                              --------       --------

       Total Current Assets                                   $455,783       $416,919
                                                              --------       --------

PROPERTY, PLANT AND EQUIPMENT, at cost                        $237,256       $234,818
  Less-Accumulated depreciation and amortization              (101,660)       (97,182)
                                                              --------       --------

    Net Property, Plant and Equipment                         $135,596       $137,636
                                                              --------       --------

GOODWILL, NET                                                 $ 43,205       $ 43,484
                                                              --------       --------

OTHER ASSETS                                                  $ 11,437       $ 11,195
                                                              --------       --------

TOTAL ASSETS                                                  $646,021       $609,234
                                                              --------       --------
                                                              --------       --------


                           LIABILITIES AND STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES
  Short-term debt and current maturities
    of long-term obligations                                  $  3,461       $  3,448
  Accounts payable                                             125,396        150,374
  Accrued liabilities                                           41,915         47,023
                                                              --------       --------

       Total Current Liabilities                              $170,772       $200,845
                                                              --------       --------

DEFERRED INCOME TAXES                                         $ 15,134       $ 14,484
                                                              --------       --------

LONG-TERM OBLIGATIONS                                         $218,258       $156,208
                                                              --------       --------


STOCKHOLDERS' INVESTMENT                                      $241,857       $237,697
                                                              --------       --------


TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                $646,021       $609,234
                                                              --------       --------
                                                              --------       --------



           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars, except share data)
                                   (Unaudited)


                                              FOR THE THREE MONTHS ENDED
                                              --------------------------
                                                Nov. 30,       Nov. 30,
                                                  1993           1992
                                               ----------     ----------

NET SALES                                      $370,597       $365,321

COST OF SALES                                   285,823        283,497
                                               --------       --------

     Gross profit on sales                     $ 84,774       $ 81,824

WAREHOUSING, MARKETING AND
  ADMINISTRATIVE EXPENSES                        72,401         71,241
                                               --------       --------

     Income from operations                    $ 12,373       $ 10,583

OTHER EXPENSE, net                                2,160          1,673
                                               --------       --------

     Income before income taxes                $ 10,213       $  8,910

INCOME TAXES                                      4,289          3,799
                                               --------       --------

NET INCOME                                     $  5,924       $  5,111
                                               --------       --------
                                               --------       --------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  18,582,939     18,539,129
                                             ----------     ----------
                                             ----------     ----------

NET INCOME PER COMMON SHARE                       $ .32          $ .28
                                                  -----          -----
                                                  -----          -----

CASH DIVIDENDS PAID PER COMMON SHARE              $ .10          $ .10
                                                  -----          -----
                                                  -----          -----





           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                     Nov 30,        Nov. 30,
                                                      1993            1992
                                                    ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                          $  5,924       $  5,111
Adjustments to reconcile net income to
  net cash used in operating activities:

Depreciation and amortization                          5,195          5,012
Increase in deferred taxes                               650              4
Decrease in accounts payable                         (24,978)       (18,211)
(Decrease) Increase in accrued liabilities            (5,108)         3,378
Decrease (Increase) in accounts receivable             1,268        (12,435)
(Increase) Decrease in inventories                   (37,714)         1,661
(Increase) Decrease in prepaid expenses                 (604)           549
Increase in other assets                                (712)          (833)
                                                    --------      ---------

NET CASH USED IN OPERATING ACTIVITIES               $(56,079)      $(15,764)
                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment        $ (2,439)      $ (2,599)
Disposition of property, plant and equipment              33             49
                                                    --------       --------

NET CASH USED IN INVESTING ACTIVITIES               $ (2,406)      $ (2,550)
                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in short-term debt                         $      0       $  (323)
Payments on long-term obligations                       (205)          (221)
Additions to long-term obligations                    62,268         22,000
Issuance of common shares                                 26             19
Payment of dividends                                  (1,905)        (1,912)
Disposition of treasury stock                            115             31
                                                    --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES           $ 60,299       $ 19,594
                                                    --------       --------
Net increase in cash and cash
  equivalents                                       $  1,814       $  1,280
Cash and cash equivalents at the beginning
  of the period                                        7,889         11,942
                                                    --------       --------

CASH AND CASH EQUIVALENTS AT THE END
 OF THE PERIOD                                      $  9,703       $ 13,222
                                                    --------       --------
                                                    --------       --------

Income taxes paid                                   $    446       $  1,524
Interest paid                                       $  1,962       $  1,492


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the Balance Sheet as of August 31, 1993, which is condensed from the audited Balance Sheet at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended August 31, 1993, and the notes therein included in its report on Form 10-K for the same period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods.


(2)  ACCOUNTING CHANGES

During the quarter ended November 30, 1993, the Company adopted Financial Accounting Standards Board Statement No. 106 (SFAS 106) "Employers' Accounting For Postretirement Benefits Other Than Pensions" effective as of September 1, 1993. SFAS 106 requires companies to accrue the projected future costs of postretirement health care and life insurance benefits throughout the employee's active service period. The Company has applied the new rules using the prospective method which did not have a material impact on the Company's financial position and results of operations.


(3)  REVIEW

Arthur Andersen & Co., independent public accountants, have performed a review of the condensed consolidated financial statements referred to above. Since they did not perform an audit, they express no opinion on these statements. Refer to the Report of Independent Public Accountants included in this filing.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



FISCAL 1994 COMPARED TO FISCAL 1993

FIRST QUARTER RESULTS

Net sales were $371 million for the first quarter of Fiscal 1994, a 1.4% increase over net sales of $365 million in the comparable period a year ago. The increase reflects continued growth in most geographic areas.

Gross profit as a percent of net sales increased to 22.9% in the first quarter of Fiscal 1994 from 22.4% in the first quarter of Fiscal 1993, reflecting a favorable product mix.

Operating expenses as a percent of net sales were 19.5% in the first quarter of Fiscal 1994 and the first quarter of Fiscal 1993. This expense level continues to reflect the costs associated with the Company's free-freight marketing program and the costs of managing 37,000 stockkeeping units. By the end of the second quarter, the Company anticipates the number of stockkeeping units to be reduced to a norm of 25,000 items.

Income from operations as a percent of net sales increased to 3.4% in the first quarter of Fiscal 1994 from 2.9% in the first quarter of Fiscal 1993.

Income before income taxes as a percent of net sales was 2.8% in the first quarter of Fiscal 1994 compared to the year-ago quarter of 2.4%. Net income was $5.9 million in the first quarter of Fiscal 1994, up 15.9.% from the $5.1 million in the year-ago quarter. Net income per share was $.32 in the first quarter of Fiscal 1994, compared to $.28 for the first quarter of Fiscal 1993.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of Fiscal 1994, funds to support the Company's working capital and capital expenditure requirements were generated from borrowings under the Company's Reducing Revolving Credit and Term Loan Agreement (the "Agreement") and operating activities.

In order to meet increased capital needs, the Company negotiated (under the Agreement) a temporary increase in available credit of $20 million from December 1, 1993 until May 31, 1994. This additional availability is needed to support increased inventory levels for the Company's peak selling season. The Company is in the process of determining new inventory demand patterns for each of its distribution centers. Each distribution center will carry an inventory of products closely tailored to the needs of the local industries served by the Company's customers. While new demand patterns are being developed, additional inventory is being carried to ensure the Company's ability to fulfill its customer's orders.

As of November 30, 1993, the Company had $146.0 million of borrowings outstanding under the Agreement. The Agreement, as amended, consists of a $150.0 million revolving credit facility ("Revolver") and a $30.0 million term loan ("Term Loan"). The Company believes current working capital, cash flow from operations and available lines of credit will be adequate to meet financing requirements in the foreseeable future.

The Revolver provides for revolving credit loans up to the amount of the commitment until August 31, 1997. The commitment decreases quarterly beginning in May 1994, by certain amounts as specified in the Agreement, to $83.6 million as of May 31, 1997. Under the terms of the Agreement, the Company is required to pay a facility fee of 3/16 of 1% of the total available Revolver. The Term Loan matures on September 30, 1995 (or earlier upon certain subsequent offerings by the Company of debt or equity). During the first quarter of Fiscal 1994, the Company and the lenders executed the option to extend the maturity date from the original date of September 30, 1994. Interest on both loans is payable at varying rates provided for in the Agreement.

The Agreement contains certain financial covenants covering the Company and its subsidiaries on a consolidated basis, including, without limitation, covenants relating to the consolidated current ratio, tangible net worth, capitalization, fixed charge coverage, capital expenditures and payment of dividends by the Company.

During the first quarter of Fiscal 1994, capital expenditures totaled approximately $2.4 million. The Company anticipates capital expenditure requirements in the range of $15.0 million to $18.0 million for Fiscal 1994. Capital expenditures will be financed from existing loan agreements and operating activities.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION





ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K


                  (a)  EXHIBIT
                       NUMBER
                       -------
                            2           Not applicable
                            4           Not applicable
                           10           Not applicable
                           11           Not applicable
                           15           Letter regarding unaudited interim
                                          financial information
                           18           Not applicable
                           19           Not applicable
                           22           Not applicable
                           23           Consent of Experts & Counsel
                           27           Not applicable
                           99           Not applicable


                  (b) There were no reports on Form 8-K filed during the quarter ended November 30, 1993.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             UNITED STATIONERS INC.
                                     ----------------------------------------
                                                  (Registrant)



Date:  JANUARY 11, 1994              JOEL D. SPUNGIN
                                     ----------------------------------------
                                     Joel D. Spungin
                                     Chairman of the Board and
                                     Chief Executive Officer



                                     JEFFREY K. HEWSON
                                     ----------------------------------------
                                     Jeffrey K. Hewson
                                     President and Chief Operating Officer



                                     ALLEN B. KRAVIS
                                     ----------------------------------------
                                     Allen B. Kravis
                                     Senior Vice President and
                                     Chief Financial Officer



                                     TED S. RZESZUTO
                                     ----------------------------------------
                                     Ted S. Rzeszuto
                                     Vice President and Controller






Report on Form 10-Q for the quarter ended November 30, 1993.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS





                                                                   SEQUENTIAL
 EXHIBIT                                                              PAGE
 NUMBER                                                              NUMBER
- --------                                                          -----------
    2                 Not applicable
    4                 Not applicable
   10                 Not applicable
   11                 Not applicable
   15                 Letter regarding unaudited interim
                        financial information
   18                 Not applicable
   19                 Not applicable
   22                 Not applicable
   23                 Consent of Experts & Counsel
   24                 Not applicable
   27                 Not applicable
   99                 Not applicable