Form 10-Q
period 1994-02-28
UNITED STATIONERS INC
filed 1994-04-06
CIK 355999

Securities and Exchange Commission
                             Washington, DC  20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For The Quarterly Period Ended:  February 28, 1994

                       Commission File Number:  0-10653




                          UNITED STATIONERS INC.
           (Exact name of Registrant as specified in its charter)




            DELAWARE                                     36-3141189
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)




2200 East Golf Road, Des Plaines, Illinois               60016-1267
 (Address of principal executive offices)                (Zip Code)




                               (708) 699-5000
             (Registrant's telephone number including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                      (1)  Yes    X    No
                      (2)  Yes    X    No


As of March 31, 1994, United Stationers Inc. had 18,588,154 shares of common stock, $.10 par value, outstanding.

                                     INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Condensed Consolidated Balance Sheets as of
     February 28, 1994 and August 31, 1993.                     3


     Condensed Consolidated Statements of Income
     for the Three Months Ended February 28, 1994
     and February 28, 1993 and the Six Months Ended
     February 28, 1994 and February 28, 1993.                   4


     Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended February 28, 1994 and
     February 28, 1993.                                         6


     Notes to Condensed Consolidated Financial Statements.      7


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.             8


PART II - OTHER INFORMATION                                    11


SIGNATURES                                                     13


INDEX TO EXHIBITS                                              14
















                                      -2-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                    ASSETS


                                                (Unaudited)   (Audited)
                                                February 28,  August 31,
                                                   1994          1993
CURRENT ASSETS

  Cash and cash equivalents                       $  8,942     $  7,889
  Accounts receivable, net                         153,243      162,844
  Inventories                                      264,447      229,760
  Prepaid expenses                                  17,232       16,426

       Total Current Assets                       $443,864     $416,919

PROPERTY, PLANT AND EQUIPMENT, at cost            $237,519     $234,818
  Less-Accumulated depreciation and amortization  (105,508)     (97,182)

       Net Property, Plant and Equipment          $132,011     $137,636

GOODWILL, NET                                     $ 42,927     $ 43,484

OTHER ASSETS, NET                                 $ 11,313     $ 11,195

TOTAL ASSETS                                      $630,115     $609,234


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES
  Short-term debt and current maturities
    of long-term obligations                      $  4,726     $  3,448
  Accounts payable                                 116,364      150,374
  Accrued liabilities                               35,466       47,023

       Total Current Liabilities                  $156,556     $200,845

DEFERRED INCOME TAXES                             $ 15,783     $ 14,484

LONG-TERM OBLIGATIONS                             $213,945     $156,208


STOCKHOLDERS' INVESTMENT                          $243,831     $237,697


TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT    $630,115     $609,234



          The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                      -3-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars, except share data)
                                  (Unaudited)


                                              FOR THE THREE MONTHS ENDED
                                              February 28,  February 28,
                                                  1994          1993

NET SALES                                       $369,988      $378,818

COST OF SALES                                    287,428       292,009

     Gross profit on sales                      $ 82,560      $ 86,809

WAREHOUSING, MARKETING AND
  ADMINISTRATIVE EXPENSES                         73,338        74,800

     Income from operations                     $  9,222      $ 12,009

OTHER EXPENSE, net                                 2,738         2,343

     Income before income taxes                 $  6,484      $  9,666

INCOME TAXES                                       2,640         4,093

NET INCOME                                      $  3,844      $  5,573

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   18,587,082    18,555,082


NET INCOME PER COMMON SHARE                        $ .21         $ .30

CASH DIVIDENDS PAID PER COMMON SHARE               $ .10         $ .10






     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.













                                      -4-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars, except share data)
                                  (Unaudited)


                                               FOR THE SIX MONTHS ENDED
                                             February 28,   February 28,
                                                 1994           1993

NET SALES                                       $740,585       $744,139

COST OF SALES                                    573,251        575,506

     Gross profit on sales                      $167,334       $168,633

WAREHOUSING, MARKETING AND
  ADMINISTRATIVE EXPENSES                       $145,739       $146,041

     Income from operations                     $ 21,595       $ 22,592

OTHER EXPENSE, net                                 4,898          4,016

     Income before income taxes                 $ 16,697       $ 18,576

INCOME TAXES                                       6,929          7,892

NET INCOME                                      $  9,768       $ 10,684

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   18,584,999     18,547,061

NET INCOME PER COMMON SHARE                        $ .53          $ .58

CASH DIVIDENDS PAID PER COMMON SHARE               $ .20          $ .20





          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.















                                      -5-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)
                                                 FOR THE SIX MONTHS ENDED
                                                February 28,   February 28,
                                                    1994          1993
Cash Flows from Operating Activities

Net Income                                         $  9,768      $ 10,684
Adjustments to reconcile net income to
 net cash used in operating activities:

Depreciation and amortization                        10,286        10,359
Increase in deferred income taxes                     1,299            20
Decrease in accounts payable                        (34,010)       (6,042)
Decrease in accrued liabilities                     (12,457)       (5,034)
Decrease/(increase) in accounts receivable            9,601       (25,573)
Increase in inventories                             (34,687)      (22,184)
(Increase)/decrease in prepaid expenses                (806)          497
Increase in other assets                             (1,032)         (955)
Net Cash Used in Operating Activities              $(52,038)     $(38,228)

Cash Flows from Investing Activities

Acquisition of property, plant and equipment       $ (4,007)     $(15,287)
Disposition of property, plant and equipment            695            89
Net Cash Used in Investing Activities              $ (3,312)     $(15,198)

Cash Flows from Financing Activities
Decrease in short-term debt                        $      0      $   (678)
Payments on long-term obligations                      (292)         (291)
Additions to long-term obligations                   60,329        53,000
Issuance of common shares                                24           453
Payment of dividends                                 (3,773)       (3,718)
Disposition of treasury stock                           115            31

Net Cash Provided by Financing Activities          $ 56,403      $ 48,797

Net increase/(decrease) in cash and
 cash equivalents                                  $  1,053      $ (4,629)
Cash and cash equivalents at the beginning
 of the period                                        7,889        11,942

Cash and Cash Equivalents at the End
 of the Period                                     $  8,942      $  7,313
_______________________________________________________________________

Income taxes paid                                  $  5,975      $  9,820
Interest paid                                      $  5,074      $  4,250

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                                      -6-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

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


(2)  Review

Arthur Andersen & Co., independent public accountants, have performed a review of the condensed consolidated financial statements referred to above. Since they did not perform an audit, they express no opinion on these statements. Refer to the Report of Independent Public Accountants included in this filing.
























                                      -7-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS



FISCAL 1994 COMPARED TO FISCAL 1993

Six Month Results

Net sales were $740.6 million for the first half of Fiscal 1994, a 0.5% decrease from net sales of $744.1 million in the comparable period a year ago.

Gross profit as a percent of net sales was 22.6% in the first half of Fiscal 1994 and in the first half of Fiscal 1993.

Operating expenses were down slightly, although they increased as a percent of net sales to 19.7% in the first half of Fiscal 1994 compared with 19.6% in the first half of Fiscal 1993 reflecting lower-than-anticipated sales volume.

Income from operations as a percent of net sales decreased to 2.9% in the first half of Fiscal 1994 from 3.0% in the first half of Fiscal 1993.

Income before income taxes as a percent of net sales was 2.3% in the first half of Fiscal 1994 compared with 2.5% in the first half of Fiscal 1993. Net income was $9.8 million in the first half of Fiscal 1994, down 8.6% from the $10.7 million in the first half of Fiscal 1993. Net income per share was $.53 in the first half of Fiscal 1994, compared with $.58 for the first half of Fiscal 1993.

























                                      -8-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS (CONTINUED)




Second Quarter Results

Net sales were $370.0 million for the second quarter of Fiscal 1994, a 2.3% decrease from net sales of $378.8 million in the comparable quarter a year ago. The sales decline reflects three factors. First severe weather-related conditions affected sales growth rates, particularly in the Northeast and Midwest. In addition, past service disruptions related to the consolidation of the Company's West Coast facilities resulted in a temporary loss of market share. Finally, as planned, the Company reduced its merger-related stockkeeping units from 37,000 to its pre-merger level of 25,000 items, resulting in some lost sales.

Gross profit as a percent of net sales decreased to 22.3% in the second quarter of Fiscal 1994 from 22.9% in the second quarter of Fiscal 1993, primarily reflecting a higher level of rebates and allowances earned by the Company's customers.

Operating expense dollars decreased, however operating expenses as a percent of net sales increased to 19.8% in the second quarter of Fiscal 1994 from 19.7% in the second quarter of Fiscal 1993. The increase is primarily the result of lower-than-anticipated sales volume.

Income from operations as a percent of net sales decreased to 2.5% in the second quarter of Fiscal 1994 from 3.2% in the second quarter of Fiscal 1993.

Income before income taxes as a percent of net sales was 1.8% in the second quarter of Fiscal 1994 compared with the prior year's quarter of 2.6%. Net income was $3.8 million in the second quarter of Fiscal 1994, down 31.0% from the $5.6 million in the year-ago quarter. Net income per share was $.21 in the second quarter of Fiscal 1994, compared with $.30 for the second quarter of Fiscal 1993 on 18,587,082 and 18,555,082 weighted average shares outstanding, respectively.
















                                      -9-

                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)



Liquidity and Capital Resources

During the first six months of Fiscal 1994, funds to support the Company's working capital and capital expenditure requirements were generated from borrowings under the Company's Reducing Revolving Credit and Term Loan Agreement (the "Agreement") and operating activities.

The Company negotiated (under the Agreement) a temporary increase in available credit of $20 million from December 1, 1993 until May 31, 1994. This additional availability is needed to support increased inventory levels for the Company's peak selling season. The Company is in the process of determining new inventory demand patterns for each of its distribution centers. Each distribution center will carry an inventory of products closely tailored to the needs of the local industries served by the Company's customers. While new demand patterns are being developed, additional inventory is being carried to ensure the Company's ability to fulfill its customers' orders.

As of February 28, 1994, the Company had $144.0 million of borrowings outstanding under the Agreement. The Agreement, as amended, consists of a $150.0 million revolving credit facility ("Revolver") and a $30.0 million term loan ("Term Loan"). The Company believes current working capital, cash flow from operations and available lines of credit will be adequate to meet financing requirements in the foreseeable future.

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

During the first six months of Fiscal 1994, capital expenditures totaled approximately $4.0 million. The Company anticipates capital expenditure requirements of approximately $15.0 million for Fiscal 1994. Capital expenditures will be financed from existing loan agreements and operating activities.



                                     -10-

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION





ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Meeting of Stockholders of United Stationers Inc. held on January 12, 1994, the following matters were voted on:

               1)  Election of Directors

               Each of the following members of the Board of Directors was elected for the term listed below:

               Class I Directors - term expiring in January 1997:

               -   Douglas K. Chapman
               -   Melvin L. Hecktman
               -   Jeffrey K. Hewson

































                                 -11-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit
                    Number


                        2          Not applicable
                        4          Not applicable
                       10          Not applicable
                       11          Not applicable
                       15          Letter regarding unaudited interim
                                     financial information
                       18          Not applicable
                       19          Not applicable
                       22          Not applicable
                       23          Consent of Experts and Counsel
                       24          Not applicable
                       27          Not applicable
                       99          Not applicable


               (b) There were no reports on Form 8-K filed during the quarter ended February 28, 1994.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)



Date:   April 6, 1994          Joel D. Spungin
                               Joel D. Spungin
                               Chairman of the Board and
                               Chief Executive Officer



                               Jeffrey K. Hewson
                               Jeffrey K. Hewson
                               President and Chief Operating Officer



                               Allen B. Kravis
                               Allen B. Kravis
                               Senior Vice President and
                               Chief Financial Officer



                               Ted S. Rzeszuto
                               Ted S. Rzeszuto
                               Vice President and Controller






Report on Form 10-Q for the quarter ended February 28, 1994.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS





                                                            Sequential
 Exhibit                                                       Page
 Number                                                       Number

   2              Not applicable
   4              Not applicable
  10              Not applicable
  11              Not applicable
  15              Letter regarding unaudited interim
                    financial information
  18              Not applicable
  19              Not applicable
  22              Not applicable
  23              Consent of Experts and Counsel
  24              Not applicable
  27              Not applicable
  99              Not applicable