Form 10-Q
period 1994-05-31
UNITED STATIONERS INC
filed 1994-07-08
CIK 355999

Securities and Exchange Commission
                          Washington, DC  20549


                                FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For The Quarterly Period Ended:  May 31, 1994

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



                      (1)  Yes    X    No
                      (2)  Yes    X    No


As of June 30, 1994, United Stationers Inc. had 18,590,226 shares of common stock, $.10 par value, outstanding.

                                  INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Condensed Consolidated Balance Sheets as of
     May 31, 1994 and August 31, 1993.                          3


     Condensed Consolidated Statements of Income
     for the Three Months Ended May 31, 1994
     and May 31, 1993 and the Nine Months Ended
     May 31, 1994 and May 31, 1993.                             4


     Condensed Consolidated Statements of Cash Flows
     for the Nine Months Ended May 31, 1994 and
     May 31, 1993.                                              6


     Notes to Condensed Consolidated Financial Statements.      7


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.             8


PART II - OTHER INFORMATION                                   11


SIGNATURES                                                    12


INDEX TO EXHIBITS                                              13















                                   -2-
                 UNITED STATIONERS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands of dollars)

                                 ASSETS


                                                (Unaudited)   (Audited)
                                                   May 31,    August 31,
                                                    1994         1993
CURRENT ASSETS
  Cash and cash equivalents                       $  7,552     $  7,889
  Accounts receivable, net                         140,493      162,844
  Inventories                                      234,390      229,760
  Prepaid expenses                                  16,542       16,426

       Total Current Assets                       $398,977     $416,919

PROPERTY, PLANT AND EQUIPMENT, at cost            $239,088     $234,818
  Less-Accumulated depreciation and amortization  (109,953)     (97,182)

       Net Property, Plant and Equipment          $129,135     $137,636

GOODWILL, NET                                     $ 42,648     $ 43,484

OTHER ASSETS, NET                                 $ 10,899     $ 11,195

TOTAL ASSETS                                      $581,659     $609,234


                LIABILITIES AND STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES
  Short-term debt and current maturities
     of long-term obligations                     $  3,702     $  3,448
  Accounts payable                                  86,745      150,374
  Accrued liabilities                               34,516       47,023

       Total Current Liabilities                  $124,963     $200,845

DEFERRED INCOME TAXES                             $ 16,680     $ 14,484

LONG-TERM OBLIGATIONS                             $195,898     $156,208


STOCKHOLDERS' INVESTMENT                          $244,118     $237,697


TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT    $581,659     $609,234



       The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                   -3-
                 UNITED STATIONERS INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In thousands of dollars, except share data)
                               (Unaudited)


                                              FOR THE THREE MONTHS ENDED
                                                 May 31,       May 31,
                                                  1994          1993

NET SALES                                      $  360,022    $  365,791

COST OF SALES                                     282,481       279,735

     Gross profit on sales                     $   77,541    $   86,056

WAREHOUSING, MARKETING AND
  ADMINISTRATIVE EXPENSES                      $   71,230    $   75,324

     Income from operations                    $    6,311    $   10,732

OTHER EXPENSE, net                                  2,663         2,502

     Income before income taxes                $    3,648    $    8,230

INCOME TAXES                                        1,413         3,404

NET INCOME                                     $    2,235    $    4,826

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    18,588,828    18,567,498


NET INCOME PER COMMON SHARE                         $ .12         $ .26

CASH DIVIDENDS PAID PER COMMON SHARE                $ .10         $ .10






     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.












                                   -4-
                 UNITED STATIONERS INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In thousands of dollars, except share data)
                               (Unaudited)


                                              FOR THE NINE MONTHS ENDED
                                                 May 31,       May 31,
                                                  1994          1993

NET SALES                                      $1,100,607    $1,109,930

COST OF SALES                                     855,732       855,241

     Gross profit on sales                     $  244,875    $  254,689

WAREHOUSING, MARKETING AND
  ADMINISTRATIVE EXPENSES                      $  216,969    $  221,365

     Income from operations                    $   27,906    $   33,324

OTHER EXPENSE, net                                  7,561         6,518

     Income before income taxes                $   20,345    $   26,806

INCOME TAXES                                        8,342        11,296

NET INCOME                                     $   12,003    $   15,510

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     18,586,289    18,553,948


NET INCOME PER COMMON SHARE                         $ .65         $ .84

CASH DIVIDENDS PAID PER COMMON SHARE                $ .30         $ .30





     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.













                                   -5-
                 UNITED STATIONERS INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of dollars)
                               (Unaudited)
                                               FOR THE NINE MONTHS ENDED
                                                  May 31,       May 31,
                                                   1994          1993
Cash Flows from Operating Activities

Net Income                                       $ 12,003      $ 15,510
Adjustments to reconcile net income to
 net cash used in operating activities:

Loss on sale of fixed assets                          499            59
Depreciation and amortization                      15,735        15,909
Increase in deferred income taxes                   2,196           758
Decrease in accounts payable                      (63,629)      (44,304)
Decrease in accrued liabilities                   (14,187)       (4,289)
Decrease/(increase) in accounts receivable         22,351        (4,970)
Increase in inventories                            (4,630)       (1,435)
Increase in prepaid expenses                         (116)         (784)
Increase in other assets                           (1,348)         (239)
Net Cash Used in Operating Activities            $(31,126)     $(23,785)
_______________________________________________________________________
Cash Flows from Investing Activities

Acquisition of property, plant and equipment     $ (5,656)     $(18,465)
Proceeds from disposition of property,
 plant and equipment                                  220            30
Net Cash Used in Investing Activities            $ (5,436)     $(18,435)
_______________________________________________________________________
Cash Flows from Financing Activities

Increase/(decrease) in short-term debt           $    254      $ (1,710)
Payments on long-term obligations                  (1,377)       (3,560)
Additions to long-term obligations                 42,930        49,059
Issuance of common shares                              41           476
Payment of dividends                               (5,739)       (5,622)
Disposition of treasury stock                         116            36

Net Cash Provided by Financing Activities        $ 36,225      $ 38,679
_______________________________________________________________________
Net decrease in cash and
 cash equivalents                                $   (337)     $ (3,541)
Cash and cash equivalents at the beginning
 of the period                                      7,889        11,942
_______________________________________________________________________

Cash and Cash Equivalents at the End
  of the Period                                  $  7,552      $  8,401
_______________________________________________________________________

Income taxes paid                                $  6,187      $ 12,946
Interest paid                                    $  7,447      $  6,617

       The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                   -6-
                 UNITED STATIONERS INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




(1)  Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Balance Sheet as of August 31, 1993, which is condensed from the audited Balance Sheet at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended August 31, 1993, and the notes therein included in its report on Form 10-K for the same period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform with current year presentations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods.


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





















                                   -7-
                 UNITED STATIONERS INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS



FISCAL 1994 COMPARED TO FISCAL 1993

Nine Month Results

Net sales were $1.1 billion for the first nine months of Fiscal 1994, down .8% from the comparable period a year ago.

Gross profit as a percent of net sales decreased to 22.2% in the first nine months of Fiscal 1994 from 22.9% in the first nine months of Fiscal 1993. The decrease reflects higher levels of rebates and allowances earned by the Company's customers as a result of greater dealer participation in buying groups and an acceleration in the rate of dealer consolidations. In addition, margin was affected by increased promotional sales as well as a shift in product mix.

Operating expenses as a percent of net sales decreased to 19.7% in the first nine months of Fiscal 1994 from 19.9% in the first nine months of Fiscal 1993. The decrease reflects the impact of actions taken by the Company to streamline its work processes.

Income from operations as a percent of net sales decreased to 2.5% in the first nine months of Fiscal 1994 from 3.0% in the first nine months of Fiscal 1993.

Income before income taxes as a percent of net sales decreased to 1.8% for the nine month period ending May 31, 1994 from 2.4% for the period ending May 31, 1993. Net income was $12.0 million in the first nine months of Fiscal 1994, down 22.6% from the $15.5 million in the comparable year-ago period. Net income per share was $.65 in the first nine months of Fiscal 1994, compared to $.84 in Fiscal 1993.



















                                   -8-
                 UNITED STATIONERS INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    RESULTS OF OPERATIONS (CONTINUED)





Third Quarter Results

Net sales were $360.0 million for the third quarter of Fiscal 1994, a 1.6% decrease from net sales of $365.8 million in the comparable quarter a year ago.

Gross profit as a percent of net sales decreased to 21.5% in the third quarter of Fiscal 1994 from 23.5% in the third quarter of Fiscal 1993. This decrease primarily reflects a higher level of rebates and allowances earned by the Company's customers as a result of greater dealer participation in buying groups and an acceleration in the rate of dealer consolidations. In addition, margin was affected by increased promotional sales as well as a shift in product mix.

Operating expenses as a percent of net sales decreased to 19.8% in the third quarter of Fiscal 1994 from 20.6% in the comparable year-ago quarter. The decrease is primarily the result of actions taken by the Company to reduce freight and payroll expense as well as to streamline work processes.

Income from operations as a percent of net sales decreased to 1.7% in the third quarter of Fiscal 1994 from 2.9% in the third quarter of Fiscal 1993.

Income before income taxes as a percent to net sales was 1.0% in the third quarter of Fiscal 1994 compared with the prior year's quarter of 2.2%. Net income was $2.2 million in the third quarter of Fiscal 1994, down 53.7% from the $4.8 million in Fiscal 1993. Net income per share was $.12 in the third quarter of Fiscal 1994, compared with $.26 in the third quarter of Fiscal 1993.

















                                   -9-
                 UNITED STATIONERS INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               (CONTINUED)




Liquidity and Capital Resources

During the first nine months of Fiscal 1994, funds to support the Company's working capital and capital expenditure requirements were generated from borrowings under the Company's Reducing Revolving Credit and Term Loan Agreement (the "Agreement") and operating activities.

As of May 31, 1994, the Company had $124.0 million of borrowings outstanding under the Agreement. The Agreement, as amended, consists of a $150.0 million revolving credit facility ("Revolver") and a $30.0 million term loan ("Term Loan"). The Company believes current working capital, cash flow from operations and available lines of credit will be adequate to meet financing requirements in the foreseeable future.

The Revolver provides for revolving credit loans up to the amount of the commitment until August 31, 1997. The commitment decreases quarterly beginning May 31, 1994, by certain amounts as specified in the Agreement, to $83.6 million as of May 31, 1997. As of May 31, 1994, $158.0 million was available under the Agreement with the amount decreasing to $156.0 million as of August 31, 1994. Under the terms of the Agreement, the Company is required to pay a facility fee of 3/16 of 1% of the total available Revolver. The Term Loan matures on September 30, 1995 (or earlier upon certain subsequent offerings by the Company of debt or equity). Interest on both loans is payable at varying rates provided for in the Agreement.

The Agreement contains certain financial covenants covering the Company and its subsidiaries on a consolidated basis, including, without limitation, covenants relating to the consolidated current ratio, tangible net worth, capitalization, fixed charge coverage, capital expenditures and payment of dividends by the Company.

During the first nine months of Fiscal 1994, capital expenditures totaled approximately $5.7 million. The Company anticipates capital expenditure requirements of approximately $12.0 million for Fiscal 1994. Capital expenditures will be financed from existing loan agreements and operating activities.











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

               (b) There were no reports on Form 8-K filed during the
                   quarter ended May 31, 1994.




























                                  -11-
                 UNITED STATIONERS INC. AND SUBSIDIARIES

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)



Date:   July 8, 1994           Joel D. Spungin
                               Joel D. Spungin
                               Chairman of the Board and
                               Chief Executive Officer



                               Jeffrey K. Hewson
                               Jeffrey K. Hewson
                               President and Chief Operating Officer



                               Allen B. Kravis
                               Allen B. Kravis
                               Senior Vice President and
                               Chief Financial Officer



                               Ted S. Rzeszuto
                               Ted S. Rzeszuto
                               Vice President and Controller






Report on Form 10-Q for the quarter ended May 31, 1994.










                                  -12-


                 UNITED STATIONERS INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS





                                                       Sequential
Exhibit                                                   Page
Number                                                   Number

2                 Not applicable
4                 Not applicable
10                Not applicable
11                Not applicable
15                Letter regarding unaudited interim
                    financial information                  14
18                Not applicable
19                Not applicable
22                Not applicable
23                Consent of Experts and Counsel           15
24                Not applicable
27                Not applicable
99                Not applicable
































                                  -13-