Form 10-K
period 1994-08-31
UNITED STATIONERS INC
filed 1994-11-23
CIK 355999

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
   / / X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended August 31, 1994

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-10653


                             UNITED STATIONERS INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                           36-3141189
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

          2200 EAST GOLF ROAD                     60016-1267
         DES PLAINES, ILLINOIS                    (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (708) 699-5000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               Title of each Class           Name of each exchange on
                                                 which registered
                      None                              N/A
                -----------------                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.10 par value
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. (1) YES  X   NO     (2) YES  X  NO
                                                  ---     ---         ---    ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. [   ]

     AS OF NOVEMBER 14, 1994, 18,594,357 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES (BASED ON THE LAST SALE PRICE OF SUCH SHARES AS QUOTED BY NASDAQ ON NOVEMBER 14, 1994) WAS APPROXIMATELY $133,024,012.

     PART III INCORPORATES INFORMATION BY REFERENCE FROM PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON JANUARY 11, 1995. PARTS II AND IV INCORPORATE INFORMATION BY REFERENCE FROM PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED AUGUST 31, 1994.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                     UNITED STATIONERS INC. AND SUBSIDIARIES
               FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 1994

                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

                                                                                                   ANNUAL REPORT
FORM 10-K   FORM 10-K                                                            FORM 10-K        TO STOCKHOLDERS
 PART NO.    ITEM NO.              DESCRIPTION                                    PAGE NO.           PAGE NO.*
- - ---------   ---------              -----------                                   ---------        ---------------
    I           1       Business                                                     1
                           General                                                   1
                           Products                                                  1
                           Customers                                                 1
                           Marketing and Sales                                       2
                           Distribution                                              3
                           Competition                                               3
                           Employees                                                 3
                           Canadian Operations                                       3
                           Hong Kong Trading Office                                  3
                2       Properties                                                   4
                           Executive Offices                                         4
                           Regional Distribution Centers                             4
                           Local Distribution Points                                 4
                           Canadian Facility                                         4
                           Hong Kong Trading Office                                  4
                3       Legal Proceedings                                            4
                4       Submission of Matters to a Vote of Security Holders          4
                           Executive Officers of the Registrant                      5
    II          5       Market for Registrant's Common Equity and
                           Related Stockholder Matters                               5                 10-11
                6       Selected Financial Data                                      5                 10-11
                7       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                       6                  8-9
                8       Financial Statements and Supplementary Data                  6                 13-24
                9       Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                       6
    III         10      Directors and Executive Officers of the Registrant           6                   **
                11      Executive Compensation                                       6                   **
                12      Security Ownership of Certain Beneficial Owners
                           and Management                                            6                   **
                13      Certain Relationships and Related
                           Transactions                                              6
    IV          14      Exhibits, Financial Statements, Schedules, and
                           Reports on Form 8-K                                       7
Signatures                                                                          17

- - -------------
     * References are to pages in the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1994, which are incorporated herein by reference. SEE PART IV, EXHIBIT 13.

     ** Incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 11, 1995, to be filed within 120 days after the end of the Registrant's fiscal year.

                                     PART I

ITEM 1.  BUSINESS
GENERAL
     United Stationers Inc. is the parent company for its direct wholly owned subsidiary, United Stationers Supply Co. Except where the context clearly indicates otherwise, the terms "Company" or "United Stationers" as hereinafter used include United Stationers Inc. together with its subsidiary. MicroUnited Inc., formerly a subsidiary of United Stationers Inc., was merged into United Stationers Supply Co. on Aug. 31, 1994.

     United Stationers Supply Co. was incorporated in 1922 under the name Utility Supply Co. and has operated under its present name since 1960. United Stationers Supply Co. serves office products dealers, office products superstores, mail order houses, specialty retail stores, mass merchandisers, and sanitary supply distributors. Its MicroUnited division, which distributes computer products, primarily serves computer products resellers, computer superstores, national computer store chains, and mail order houses. Its furniture division distributes primarily to office furniture dealers.

     On June 24, 1992, United Stationers Supply Co. acquired Stationers Distributing Company ("SDC"), a privately held wholesaler of office products based in Fort Worth, Texas with annual revenues of more than $400 million. SDC was immediately merged into United Stationers Supply Co.

     The Company sells its products through a single national distribution network to more than 14,000 resellers, who in turn sell directly to end users. These products are distributed substantially within 24 hours through a computer-based network of warehouse facilities and truck fleets radiating from 58 distribution points. For Fiscal 1994, no single dealer accounted for more than 4% of the Company's consolidated net sales. The Company's annual net sales to individual dealers represent only a portion of each dealer's total purchases from all sources.

PRODUCTS
     The Company is engaged in the wholesale distribution of a broad line of business products to more than 14,000 resellers. The Company distributes approximately 25,000 items, including: traditional office supplies; office furniture and desk accessories; office machines, equipment and supplies; and computer hardware, peripherals and supplies; and facilities management supplies such as safety and sanitation items.

     The Company's products are purchased from approximately 500 manufacturers. The Company has distribution contracts with certain suppliers, under which the Company's obligations are not material. For Fiscal 1994, no single supplier accounted for more than 9% of the total dollar amount of the Company's purchases. The Company historically has purchased on a purchase order basis.

CUSTOMERS
     United Stationers serves all segments of the office products, office furniture and computer reseller markets. In addition, the Company now serves sanitary supply distributors. The Company offers a menu of programs and services designed to meet the diverse needs of each of these customer categories.

     The mainstay of the office products industry continues to be commercial dealers who typically serve large companies, institutions and government agencies. Through consolidation, these dealers are getting larger and becoming even more important to the Company. Commercial dealers remain one of United Stationers' fastest growing customer classes.

     The independent dealer population has been declining for some time, especially as dealerships are acquired and brought under an umbrella of common ownership. However, many independent office products dealers continue to thrive, adapting to the highly competitive environment with the help of resources the Company offers.

     Some independent dealers have joined forces in marketing and/or buying groups. United Stationers is the leading wholesale source for many of these groups, providing not only merchandise but also special programs that enable these dealers to utilize their combined strengths.

     While United Stationers maintains and builds its business with these traditional dealers, the Company has also initiated programs with all major office products superstore chains. The Company sells superstores commodity items as "fill-ins" when they are out of stock. In addition, the Company has placed catalog order stations in some of these stores, providing consumers the opportunity to order items that superstores do not typically stock.

     Through its furniture division, United Stationers offers middle-grade office furniture to both office products and office furniture dealers. The Company also provides computer-related products to all categories of computer resellers through its MicroUnited division. The Company provides marketing materials and professional expertise to meet the various needs of these resellers.

MARKETING AND SALES
     The Company concentrates its marketing efforts on providing value-added services to resellers within the business products industry. The Company distributes products that are generally available at similar prices from multiple sources, and most of its customers purchase their products from more than one source. As a result, the Company differentiates itself through broad product selection, a high degree of product availability, a variety of customer services and expeditious distribution capabilities. The Company's significant inventories and its advanced distribution system enable each of the Company's customers to provide a high level of service to end users while minimizing the reseller's own inventory requirements. The Company maintains sufficient inventory levels to ship from stock more than 90% of all items ordered.

     In addition to emphasizing its broad product line, extensive inventory, computer integration and national distribution capabilities, the Company's marketing programs have relied upon two additional major components. First, the Company produces catalogs that are usually custom imprinted with each dealer's name. These catalogs are sold to dealers who, in turn, distribute the catalogs to their customers. Second, the Company provides its dealers with a variety of services, including business management systems, promotional programs and price updating services.

     The Company produces numerous catalogs for placement with dealers' end-user customers, including: an annual General Line Catalog listing 22,000 items; an annual office furniture catalog featuring furniture and accessories; an Office Impressions catalog featuring the Company's private-brand furniture; a quarterly Concept 90 catalog offering approximately 1,000 high-volume commodity products; annual Universal and Universal Plus catalogs promoting the Company's private-brand merchandise; an annual Computer Products Catalog offering hardware, peripherals and supplies; an annual Computer Concepts catalog; an annual Facilities Management Supply catalog featuring janitorial and sanitation supplies and ergonomic products; a business presentation products catalog; and Access, a new promotional catalog.

     An office products dealer typically distributes only one wholesaler's catalogs. The dealer will often purchase products to meet customers' orders from the wholesaler that provided the catalogs. Consequently, the Company attempts to maximize the distribution of its catalogs and, therefore, offers a rebate and allowance program that can offset the purchase price of most catalogs. In addition, the Company provides a variety of dealer support and marketing programs that are designed to create orders for dealers from their end-user customers throughout the year.

     The Company began to focus on niche markets in Fiscal 1991 and has expanded steadily upon this concept since then. A furniture division was established to offer national delivery and set up capabilities to office products dealers as well as to attract new furniture dealers. Other niche markets include computer-related products, custom-imprinted items, facility management supplies and business presentation products.

     The Company offers its dealers promotional programs at various times throughout the year. These programs offer retailers special prices on certain brand-name and private-brand merchandise along with packaged promotional materials, including newspaper and direct mail flyers. In addition, a support program is offered to help dealers develop their market through direct mail techniques.

     To help inform dealers of price changes, the Company offers various price updating services in hard copy and computer media formats. The Company publishes a pricing guide listing manufacturers' suggested retail prices. For computer updating, the Company provides its price files on diskettes and tapes as well as through on-line access.

     The Company offers its dealers a range of electronic order entry and business management systems. The Company benefits by gaining an increasing share of the dealers' business, while the dealers benefit through better control and administration of their business. The Company's most sophisticated electronic management system enables dealers to manage critical business functions including order entry, purchasing, pricing, accounts receivable, accounts payable and inventory control. In July 1993, United Stationers entered into a joint venture, creating a new corporation called United Business Computers, Inc. to enhance, market and support this system. Other systems are linked to the Company's computer network through dedicated or dial-up lines. These systems allow instant stock checks and order entry for the approximately 25,000 items offered by the Company.

DISTRIBUTION
     The Company has a national network of 58 distribution points that generally enables the Company to make its entire product line available to the customer within 24 hours of order placement. Each of the Company's 30 Regional Distribution Centers carries most of the Company's full line of inventory. The Company supplements its Regional Distribution Centers with Local Distribution Points throughout the United States that serve as will-call and reshipment points for orders filled at the Regional Distribution Centers. The Company's truck fleet allows direct delivery from the Regional Distribution Centers and Local Distribution Points to the dealers.

     The Company's computerized systems enable orders to be taken at any Regional Distribution Center and filled from that or any other Regional Distribution Center. Dealers may elect to pick up their orders at the Regional Distribution Center or choose to have them shipped from the Regional Distribution Center to the dealer or directly to the dealer's customer. The merchandise may also be shipped to the Local Distribution Point that is closest to the dealer (or the dealer's customer) for will-call, local delivery or reshipment.

     The Company's ability to readily deliver its products can be impaired by work stoppages by its employees. Although the Company has maintained service levels during past work stoppages by distributing to its customers from unaffected distribution centers, profitability has been reduced during such periods as a result of higher distribution costs. The Company's service levels would also be affected in the event of an interruption in operation of its computers and/or telecommunications network on a company-wide scale for an extended period of time. The Company has developed contingency plans to limit its exposure. As the number of the Company's distribution centers increases, the operation of any one distribution center becomes less significant in relation to the overall operation of the Company.

COMPETITION
     The Company competes with office products manufacturers as well as other wholesale distributors of business products. Most wholesale distributors conduct operations regionally and locally, sometimes with limited product lines such as writing instruments or computer products. Other wholesalers, including the Company, carry a full line of business products. Manufacturers typically sell their products through a variety of distribution channels, including business products wholesalers and resellers. Manufacturers have traditionally been viewed as both suppliers to and competitors of wholesalers.

     Competition between the Company and manufacturers is based primarily upon net pricing, minimum order quantity and product availability. Although manufacturers may provide lower prices to dealers than the Company does, the Company's marketing and catalog programs, combined with speed of delivery and its ability to offer dealers a broad line of business products with lower minimum order quantities, are important factors in enabling the Company to compete effectively. Competition between the Company and other wholesalers is based primarily on net pricing to dealers, breadth of product lines, availability of products and other services, speed of delivery to dealers, and the quality of its services. The Company believes it is competitive in each of these areas.

EMPLOYEES
     At November 1, 1994, the Company employed approximately 3,600 persons. The Company considers its relationships with its employees to be satisfactory.

     Approximately 863 shipping, warehouse and maintenance employees at the Chicago, Detroit, Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by various collective bargaining agreements. These agreements expire at various times during the next three years.

CANADIAN OPERATIONS
     In April 1991, United Stationers Canada Ltd. was formed as a subsidiary of United Stationers Supply Co., serving Canadian office products dealers on a limited basis. This subsidiary was liquidated on August 31, 1994. Canadian dealers are being served through the Company's Detroit, Seattle and Portland Regional Distribution Centers.

HONG KONG TRADING OFFICE
     In 1992, United Stationers Hong Kong Limited and United Worldwide Limited were formed as subsidiaries of United Stationers Supply Co. to facilitate global sourcing of products.

ITEM 2.  PROPERTIES
     The Company considers its properties to be suitable and adequate for their intended uses. These properties consist of the following:

EXECUTIVE OFFICES
     The Corporate office facility in Des Plaines, Illinois has approximately 128,000 square feet of office and storage space. In September 1993, approximately 47,000 square feet of office space located in Mount Prospect, Illinois was leased by the Company. This lease expires in five years, with an option to renew for two five-year terms.

REGIONAL DISTRIBUTION CENTERS
     The Company operates 30 Regional Distribution Centers located in the metropolitan areas of Chicago (Forest Park, Illinois); Detroit (Livonia, Michigan); Philadelphia (Pennsauken, New Jersey); Dallas, Texas; Boston (Woburn, Massachusetts); Los Angeles (The City of Industry, California); Atlanta (Norcross, Georgia); Baltimore (Harmans, Maryland); Cleveland (Twinsburg, Ohio); Minneapolis (Eagan, Minnesota); New York City (Edison, New Jersey); St. Louis (Greenville, Illinois) Albany (Coxsackie, New York); Portland, Oregon; Phoenix (Tempe, Arizona); Sacramento, California; Salt Lake City, Utah; Seattle (Tukwila, Washington); Denver, Colorado; Houston, Texas; Lubbock, Texas; San Antonio, Texas; Tulsa, Oklahoma; Charlotte, North Carolina; Kansas City, Missouri; Memphis, Tennessee; Nashville, Tennessee; New Orleans (Harahan, Louisiana); Cincinnati (Springdale, Ohio); and Ft. Lauderdale, Florida.

     These facilities represent total square footage of nearly six million square feet, of which 3.3 million is owned and the balance is leased.

LOCAL DISTRIBUTION POINTS
     The Company also operates 28 Local Distribution Points. Two are leased by the Company; the other Local Distribution Points are operated through cross-docking arrangements with third party distribution companies.

CANADIAN FACILITY
     The Company currently leases one facility in Woodbridge, Ontario (7,000 sq. ft.). This lease expires August 31, 1995 with an option to renew for one additional year.

HONG KONG TRADING OFFICE
     United Stationers Hong Kong Limited leases 1,500 square feet of office space in Hong Kong with the lease expiring on October 14, 1995.

ITEM 3.  LEGAL PROCEEDINGS

     On October 26, 1993, a cross-complaint was filed against United Stationers Supply Co. in a collection action which had previously been brought in the Municipal Court of Los Angeles County under the name UNITED STATIONERS SUPPLY CO. V. OFFICE PALACE, INC. ET AL. The cross-complaint alleges restraint of trade and unfair business practices by United Stationers following the merger with Stationers Distributing Company in 1992. It seeks an unspecified amount of general and special damages, plus $10 million in punitive damages. The Company intends to pursue vigorously its complaint and defend the cross-complaint. In the opinion of management, the litigation will not have a material effect on the Company's results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of Fiscal 1994 to a vote of security holders through the solicitation of proxies.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is included herein in accordance with General Instruction G(3) to Form 10-K. At November 1, 1994, the Company's executive officers were as follows:

NAME                             AGE      POSITION
- - ----                             ---      --------

Joel D. Spungin. . . . . . . . .  56      Chairman of the Board of Directors and Chief Executive Officer
Jeffrey K. Hewson. . . . . . . .  51      President and Chief Operating Officer and a Director
Allen B. Kravis. . . . . . . . .  57      Senior Vice President and Chief Financial Officer
Steven R. Schwarz. . . . . . . .  40      Senior Vice President, Marketing
Robert H. Cornell. . . . . . . .  55      Vice President, Human Resources
Otis H. Halleen. . . . . . . . .  60      Vice President, Secretary and General Counsel
Jerold A. Hecktman . . . . . . .  57      Vice President, Advertising and a Director
James A. Pribel. . . . . . . . .  41      Treasurer
Ted S. Rzeszuto. . . . . . . . .  41      Vice President and Controller
Ergin Uskup. . . . . . . . . . .  57      Vice President, Management Information Systems and
                                          Chief Information Officer


     All of the executive officers listed above, except Mr. Hewson, Mr. Kravis, Mr. Schwarz, Mr. Pribel and Mr. Uskup have been employed by the Company in similar capacities for more than the past five years.

     Mr. Hewson, prior to his election as President and Chief Operating Officer in April 1991, had been Executive Vice President of the Company since
March 1990. Prior to that, he had been President of ACCO International's U.S. Division since 1989 and President of its Canadian Division since 1987. ACCO International is a manufacturer of traditional office products and a subsidiary of American Brands. American Brands is a global consumer products holding company.

     Mr. Kravis, prior to his election as Senior Vice President and Chief Financial Officer in September 1992, had been Senior Vice President, Chief Financial Officer and Treasurer since May 1991. He had been Vice President and Treasurer of the Company since 1981.

     Mr. Schwarz, prior to his election as Senior Vice President, Marketing in June 1992, had been Senior Vice President, General Manager, MicroUnited since 1990 and Vice President, General Manager, MicroUnited since September 1989. He had held a staff position in the same capacity since February 1987.

     Mr. Pribel, prior to his election as Treasurer in September 1992, had been Assistant Treasurer of the Company since 1984.

     Mr. Uskup, prior to his election as Vice President, Management Information Systems and Chief Information Officer in February 1994, had been since 1987 Vice President, Corporate Information Services for Baxter International Inc., a global manufacturer and distributor of health care products.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference from pages 10 and 11 of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1994, section entitled "Quarterly Financial Data" and "Quarterly Stock Price Data."

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference from pages 10 and 11 of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1994, section entitled "Selected Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from pages 8 and 9 of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference from pages 13 through 24 of the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant has had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and information concerning any persons who failed to file, on a timely basis, reports required by section 16(a) of the Exchange Act, are incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 11, 1995 to be filed within 120 days after the end of the Registrant's fiscal year. Information concerning the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 11, 1995, to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 11, 1995, to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 11, 1995, to be filed within 120 days after the end of the Registrant's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following financial statements, schedules and exhibits are filed as part of this report:

                                                                                                       LOCATION
                                                                                                       --------
     (1)  Financial Statements
          Consolidated Balance Sheets as of August 31, 1994, and August 31, 1993 . . . . .    Annual Report pages 18-19*
          Consolidated Statements of Income for the years ended August 31, 1994,
            August 31, 1993, and August 31, 1992 . . . . . . . . . . . . . . . . . . . . .    Annual Report page 17*
          Consolidated Statements of Changes in Stockholders' Investment for the years
            ended August 31, 1994, August 31, 1993, and August 31, 1992. . . . . . . . . .    Annual Report page 20*
          Consolidated Statements of Cash Flows for the years ended August 31, 1994,
            August 31, 1993, and August 31, 1992 . . . . . . . . . . . . . . . . . . . . .    Annual Report page 21*
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .    Annual Report pages 22-28*
          Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . .    Annual Report page 16*
          Report of Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Annual Report page 16*
          ---------------

          * These Consolidated Financial Statements, related Notes, Report of Independent Public Accountants, and Report of Management, appearing in the Registrant's Annual Report to Stockholders for the fiscal year ended August 31, 1994, pages 16 through 28, which Report is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

                                                                                                            PAGE NUMBER
                                                                                                            -----------
     (2)  Financial Statement Schedules
          Report of Independent Public Accountants on Schedules. . . . . . . . . . . . . . . . . . . .           19
            II.     Amounts Receivable from Related Parties and Underwriters,
                    Promoters, and Employees Other Than Related Parties. . . . . . . . . . . . . . . .           20
             V.     Property, Plant and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .           21
            VI.     Accumulated Depreciation and Amortization of Property, Plant
                    and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22
          VIII.     Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . . . . .           23
                      All other financial statements and schedules not listed have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.
     (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------
  3.      (a)       *Restated Certificate of Incorporation as adopted January 8,
                    1987 (Exhibit 3(a) to Registrant's Report on Form 10-K dated
                    November 19, 1987) . . . . . . . . . . . . . . . . . . . . .

          (b)       Restated By-Laws as amended  . . . . . . . . . . . . . . . .

  4.      (a)       *Proof of revised Common Stock Certificate approved
                    August 21, 1990, effective with Certificate No. 20,001
                    (Exhibit 4(b) to Registrant's Report on Form 10-K dated
                    November 20, 1990) . . . . . . . . . . . . . . . . . . . . .

          (b)       *Registration Rights Agreement dated June 24, 1992 among
                    Registrant and certain stockholders (Exhibit 4 to
                    Registrant's Report on Form 8-K dated July 8, 1992). . . . .

  9.      (a)       *Agreement of Partnership for HW Associates dated
                    September 19, 1983 (Exhibit 9 to Registrant's Report on
                    Form 10-K dated November 22, 1983) . . . . . . . . . . . . .

___________________
*Incorporated by reference--For Exchange Act filings, see SEC File No. 0-10653




EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------
          (b)       *Amendment No. 1 to Agreement of Partnership for HW
                    Associates dated December 31, 1983 (Exhibit 9(b) to
                    Registrant's Report on Form 10-K dated November 15, 1984). .

          (c)       *HW Associates Election of W Managing Agent dated
                    February 20, 1989 (Exhibit 9(c) to Registrant's Report on
                    Form 10-K dated November 20, 1989) . . . . . . . . . . . . .

 10.      MATERIAL CONTRACTS

          (a)       Employee Benefit Plans:

                    (i)   Bonus, Profit Sharing and Other Compensation Plans:

                          (A)  *Executive Bonus Plan (Exhibit 10(a)(i)(F) to
                               Registrant's Report on Form 10-K dated
                               November 17, 1988)  . . . . . . . . . . . . . . .

                          (B)  *Supplemental Benefits Plan as amended and
                               restated as of July 13, 1988
                               (Exhibit 10(a)(i)(H)(1) to Registrant's Report on
                               Form 10-K dated November 17, 1988). . . . . . . .

                          (C)  *Management Incentive Plan (Exhibit 10(a)(i)(L)
                               to Registrant's Report on Form 10-K dated
                               November 17, 1988). . . . . . . . . . . . . . . .

                               (1)Amendment to Management Incentive Plan adopted
                               October 11, 1994 effective upon shareholder
                               approval. . . . . . . . . . . . . . . . . . . . .

                          (D)  Profit Sharing Plan:

                               (1) *United Stationers Inc. Profit Sharing
                                   PluSavings Plan restated as of September 1,
                                   1986 (Exhibit 10(a)(i)(J)(2) to Registrant's
                                   Report on Form 10-K dated November 19,
                                   1987) . . . . . . . . . . . . . . . . . . . .

                               (2) *Amendment to United Stationers Inc. Profit
                                   Sharing PluSavings Plan adopted January 11,
                                   1989, effective September 1, 1989.
                                   (Exhibit 10(a)(i)(F)(2)(f) to Registrant's
                                   Report on Form 10-K dated November 20, 1989).

                          (E)  *United Stationers Inc. 1981 Stock Incentive
                               Award Plan as amended and restated effective
                               January 8, 1987 (Exhibit 10(a)(i)(L) to
                               Registrant's Report on Form 10-K dated
                               November 19, 1987). . . . . . . . . . . . . . . .

                               (1) *Amendment effective November 6, 1987
                                   (Exhibit 10(a)(i)(L)(1) to Registrant's
                                   Report on Form 10-K dated November 19, 1987).

                               (2) *Amendment adopted November 11, 1988
                                   (Exhibit 10(a)(i)(N)(2) to Registrant's
                                   Report on Form 10-K dated November 17, 1988).

                               (3) *Amendment adopted September 20, 1991
                                   (Exhibit 10(u)(i)(E)(3) to Registrant's
                                   Report on Form 10-K dated November 25, 1991).

                               (4) Amendment adopted October 11 1994 effective
                                   upon shareholder approval

                          (F)  *United Stationers Inc. 1985 Nonqualified Stock
                               Option Plan (Exhibit 10(a)(i)(J) to Registrant's
                               Report on Form 10-K dated November 15, 1985). . .


___________________
*Incorporated by reference--For Exchange Act filings, see SEC File No. 0-10653




EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------
                               (1) *Amendment effective November 6, 1987
                                   (Exhibit 10(a)(i)(M)(1) to Registrant's
                                   Report on Form 10-K dated November 19, 1987).

                               (2) *Resolution terminating Plan adopted
                                   November 11, 1988 (Exhibit 10(a)(i)(O)(2) to
                                   Registrant's Report on Form 10-K dated
                                   November 17, 1988). . . . . . . . . . . . . .

                          (G)  *United Stationers Inc. Directors' Stock Option
                               Plan (Exhibit 10(a)(i)(O) to Registrant's Report
                               on Form 10-K dated November 19, 1987) . . . . . .

                    (ii)  Pension and Retirement Plans:
                          (A)  *United Stationers Supply Co. Pension Plan as
                               amended effective September 1, 1981
                               (Exhibit 10(e)(iii) to Form S-1 (SEC File No. 2-
                               74573)) . . . . . . . . . . . . . . . . . . . . .

                               (1) *Amendment No. 1 effective September 1, 1981
                                   (Exhibit 10(a)(ii)(B)(2) to Registrant's
                                   Report on Form 10-K dated November 15, 1985).

                               (2) *Amendment No. 2 generally effective
                                   September 1, 1984 (Exhibit 10(a)(ii)(B)(3) to
                                   Registrant's Report on Form 10-K dated
                                   November 15, 1985). . . . . . . . . . . . . .

                               (3) *Amendment No. 3 generally effective
                                   September 1, 1985, containing certain
                                   retroactive provisions
                                   (Exhibit 10(a)(ii)(B)(4) to Registrant's
                                   Report on Form 10-K dated November 15, 1985).

                               (4) *Further amendments effective as of
                                   August 31, 1986 (Exhibit 10(a)(ii)(B)(5) to
                                   Registrant's Report on Form 10-K dated
                                   November 18, 1986). . . . . . . . . . . . . .

                               (5) *Further amendments effective as of
                                   September 1, 1986 (Exhibit 10(a)(ii)(B)(6) to
                                   Registrant's Report on Form 10-K dated
                                   November 19, 1987). . . . . . . . . . . . . .

                               (6) *Further amendment adopted and effective
                                   May 15, 1989 (Exhibit 10(a)(ii)(B)(7) to
                                   Registrant's Report on Form 10-K dated
                                   November 20, 1989). . . . . . . . . . . . . .

          (b)       *Amended and Restated Employment and Consulting Agreement
                    dated April 15, 1993 between Registrant, United Stationers
                    Supply Co. ("Supply Co.") and Joel D. Spungin (Exhibit 10(b)
                    to Registrant's Report on Form 10-K dated November 22,
                    1993). . . . . . . . . . . . . . . . . . . . . . . . . . . .

          (c)       *Form of Employment and Consulting Agreement between
                    Registrant, Supply Co. and certain executive officers
                    (Exhibit 10(j) to Registrant's Report on Form 10-K dated
                    November 19, 1987) . . . . . . . . . . . . . . . . . . . . .

          (d)       *Employment and Consulting Agreement dated September 1, 1989 between Registrant, Supply Co. and Melvin L. Hecktman
                    (Exhibit 10(k) to Registrant's Report on Form 10-K dated
                    November 20, 1989) . . . . . . . . . . . . . . . . . . . . .

          (e)       *Employment and Consulting Agreement dated March 1, 1990
                    between Registrant, Supply Co. and Jeffrey K. Hewson
                    (Exhibit 10(l) to Registrant's Report on Form 10-K dated
                    November 20, 1990) . . . . . . . . . . . . . . . . . . . . .

                    (i)   *Amendment dated April 10, 1991 of Employment and
                          Consulting Agreement between Registrant, Supply Co.
                          and

___________________
*Incorporated by reference--For Exchange Act filings, see SEC File No. 0-10653




EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------

                          Jeffrey K. Hewson (Exhibit 10(1)(i) to Registrant's
                          Report on Form 10-K dated November 25, 1991)

                    (ii)  Amendment dated September 1, 1994 of Hewson Employment and Consulting Agreement . . . . . . . . . . . . . . .

          (f)       Deferred Compensation Plan effective September 1, 1994 . . .

          (g)       DOCUMENTS RELATING TO REGIONAL DISTRIBUTION CENTERS:

                    (i)   The City Of Industry (Los Angeles Area), California:
                          (A)  *Deed of Trust by Supply Co. to First Interstate
                               Mortgage Company dated May 30, 1985, Guaranty,
                               Promissory Note, Assignment of Rents and
                               Assignment of Lessor's Interest in Lease
                               (Exhibit 10(g)(i)(C) to Registrant's Report on
                               Form 10-K dated November 15, 1985). . . . . . . .

                    (ii)  Livonia (Detroit Area), Michigan:
                          (A)  *Mortgage and Security Agreement dated
                               February 22, 1979 by HW Partnership to Equitable
                               Life Insurance Company of Iowa
                               (Exhibit 10(b)(ii)(B) to Form S-1 (SEC File
                               No. 2-74573)) . . . . . . . . . . . . . . . . . .

                          (B)  *Assumption Agreement (regarding first mortgage)
                               dated August 24, 1980 between Supply Co. and
                               Equitable Life Insurance Company of Iowa
                               (Exhibit 10(b)(ii)(C) to Form S-1 (SEC File
                               No. 2-74573)) . . . . . . . . . . . . . . . . . .

                    (iii) Pennsauken (Philadelphia Area), New Jersey:
                          (A)  *Mortgage dated November 14, 1973 by
                               8950 Pennsauken Highway, Inc. to Rouse Investing
                               Company (Exhibit 10(b)(iii)(B) to Form S-1 (SEC
                               File No. 2-74573))

                          (B)  *Assignment of Mortgage dated November 16, 1973
                               by Rouse Investing Company to the Life Insurance
                               Company of Virginia (Exhibit 10(b)(iii)(C) to
                               Form S-1 (SEC File No. 2-74573))  . . . . . . . .

                          (C)  *Modification Agreement (regarding first
                               mortgage) dated October 24, 1980 between Supply
                               Co. and The Life Insurance Company of Virginia
                               (Exhibit 10(b)(iii)(D) to Form S-1 (SEC File
                               No. 2-74573)) . . . . . . . . . . . . . . . . . .

                    (iv)  Dallas, Texas:
                          (A)  *Texas Deed of Trust dated July 3, 1979 by Supply
                               Co. to William E. Leary, as Trustee
                               (Exhibit 10(b)(v)(B) to Form S-1 (SEC File No. 2-
                               74573)) . . . . . . . . . . . . . . . . . . . . .

                          (B)  *Note dated August 21, 1979 made by Supply Co. to
                               John Hancock Mutual Life Insurance Company
                               (Exhibit 10(b)(v)(C) to Form S-1 (SEC File No. 2-
                               74573)) . . . . . . . . . . . . . . . . . . . . .

                    (v)   Woburn (Boston Area), Massachusetts:
                          (A)  *Security Agreement dated August 15, 1985 between
                               Supply Co. and Connecticut General Life Insurance
                               Company ("Connecticut") (Exhibit 10(g)(vi)(D)(2)
                               to Registrant's Report on Form 10-K dated
                               November 15, 1985)  . . . . . . . . . . . . . . .

                          (B) *Promissory Note dated January 10, 1980 between three individuals d/b/a Mystic Builders Supply
                               Company ("Mystic") and New England
                               Merchants National Bank

___________________
*Incorporated by reference--For Exchange Act filings, see SEC File No. 0-10653




EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------

                               ("Merchants") (Exhibit 10(g)(vi)(D)(2)(v) to
                               Registrant's Report on Form 10-K dated
                               November 15, 1985)  . . . . . . . . . . . . . . .

                          (C)  *Mortgage dated January 10, 1980 between Mystic
                               and Merchants (Exhibit 10(g)(vi)(D)(2)(w) to
                               Registrant's Report on Form 10-K dated
                               November 15, 1985)  . . . . . . . . . . . . . . .

                          (D)  *Security Agreement dated January 10, 1980
                               between Mystic and Merchants (Exhibit
                               10(g)(vi)(D)(2)(x) to Registrant's Report on Form
                               10-K dated November 15, 1985) . . . . . . . . . .

                          (E)  *Collateral Assignment of Lease and Rents dated
                               June 23, 1980 by Mystic in favor of Connecticut
                               (Exhibit 10(g)(vi)(D)(2)(y) to Registrant's
                               Report on Form 10-K dated November 15, 1985)  . .

                          (F)  *Assignment of Mortgage, Security Agreement and
                               Financing Statement dated June 26, 1980 by
                               Merchants in favor of Connecticut
                               (Exhibit 10(g)(vi)(D)(2)(z) to Registrant's
                               Report on Form 10-K dated November 15, 1985)  . .

                    (vi)  Norcross (Atlanta Area), Georgia:
                               (A) DOCUMENTS CONCERNING $7,500,000 DEVELOPMENT
                                   AUTHORITY OF GWINNETT COUNTY INDUSTRIAL
                                   DEVELOPMENT REVENUE REFUNDING BONDS (UNITED
                                   STATIONERS SUPPLY CO. PROJECTS), SERIES
                                   1990A:

                                   (1)  *Loan Agreement dated as of October 1,
                                        1990 between Development Authority of
                                        Gwinnett County ("Authority") and Supply
                                        Co. (Exhibit 10(n)(vii)(A)(1) to
                                        Registrant's Report on Form 10-K dated
                                        November 25, 1991) . . . . . . . . . . .

                                   (2)  *Trust Indenture dated as of October 1,
                                        1990 between Authority and Pittsburgh
                                        National Bank as Trustee (Exhibit
                                        10(n)(vii)(A)(2) to Registrant's Form
                                        10-K dated November 25, 1991)  . . . . .

                                   (3)  *Letter of Credit dated December 14,
                                        1990 from Pittsburgh National Bank to
                                        Pittsburgh National Bank to Pittsburgh
                                        National Bank as Paying Agent (Exhibit
                                        10(n)(vii)(A)(5) to Registrant's Form
                                        10-K dated November 25, 1991)  . . . . .

                                   (4)  *Reimbursement, Credit and Security
                                        Agreement dated as of October 1, 1990
                                        between Supply Co. and Pittsburgh
                                        National Bank (Exhibit 10(n)(vii)(A)(6)
                                        to Registrant's Report on Form 10-K
                                        dated November 25, 1991) . . . . . . . .

                    (vii) Harmans (Baltimore Area), Maryland:
                          (A)  DOCUMENTS CONCERNING $8,000,000 ANNE ARUNDEL
                               COUNTY, MARYLAND INDUSTRIAL DEVELOPMENT REVENUE
                               BONDS (UNITED STATIONERS SUPPLY CO. PROJECT),
                               SERIES 1984:

                               (1) *Option and Purchase Agreement dated as of
                                   December 1, 1984 between Registrant and
                                   Pittsburgh

___________________
*Incorporated by reference--For Exchange Act filings, see SEC File No. 0-10653




EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------



                                   National Bank ("PNB") (Exhibit 28(A)(1) to
                                   Registrant's Report on Form 8-K dated
                                   December 27, 1984)  . . . . . . . . . . . . .

                                   (a)  *Amendment to Option and Purchase
                                        Agreement dated July 29, 1991 between
                                        Registrant and PNB (Exhibit
                                        10(n)(viii)(A)(1) to Registrant's Report on Form 10-K dated November 25, 1991) .

                                   (b)  *Amendment to Option and Purchase
                                        Agreement dated June 30, 1993 (Exhibit
                                        10(f)(viii)(A)(1)(b) to Registrant's
                                        Report on Form 10-K dated November 22,
                                        1993). . . . . . . . . . . . . . . . . .

                               (2) *Guarantee and Indemnification Agreement
                                   dated as of December 1, 1984 between
                                   Registrant and Marine Bank, as Trustee
                                   ("Trustee"), under Indenture of Trust dated
                                   as of December 1, 1984 between Anne Arundel
                                   County, Maryland ("County") and Trustee, and
                                   in favor of County (Exhibit 28(A)(2) to
                                   Registrant's Report on Form 8-K dated
                                   December 27, 1984). . . . . . . . . . . . . .

                               (3) *Supplemental Guarantee and Indemnification
                                   Agreement dated as of December 1, 1984
                                   between Registrant and PNB (Exhibit 28(A)(3)
                                   to Registrant's Report on Form 8-K dated
                                   December 27, 1984). . . . . . . . . . . . . .

                               (4) *Loan and Security Agreement dated as of
                                   December 1, 1984 between County and Supply
                                   Co. (Exhibit 28(A)(4) to Registrant's Report
                                   on Form 8-K dated December 27, 1984). . . . .

                               (5) *Bond Purchase Agreement dated as of
                                   December 1, 1984 between Supply Co., County and PNB (Exhibit 28(A)(4) to Registrant's
                                   Report on Form 8-K dated December 27, 1984) .

                   (viii) Edison (New York City Area), New Jersey:
                          (A)  DOCUMENTS CONCERNING $8,000,000 NEW JERSEY
                               ECONOMIC DEVELOPMENT REVENUE BONDS (UNITED
                               STATIONERS SUPPLY CO PROJECT), SERIES 1985:
                               (1) *Loan and Security Agreement dated as of
                                   September 4, 1985 by and between New Jersey
                                   Economic Development Authority ("Authority")
                                   and Supply Co. (Exhibit 10(g)(ix)(A) to
                                   Registrant's Report on Form 10-K dated
                                   November 15, 1985). . . . . . . . . . . . . .

                               (2) *Guarantee and Indemnification Agreement
                                   dated as of September 4, 1985 between
                                   Registrant and Trustee (Exhibit 10(g)(ix)(C)
                                   to Registrant's Report on Form 10-K dated
                                   November 15, 1985)  . . . . . . . . . . . . .

                               (3) *Supplemental Guarantee and Indemnification
                                   Agreement dated as of September 4, 1985
                                   between Registrant and Irving Trust Company
                                   ("ITC") (Exhibit 10(g)(ix)(D) to Registrant's
                                   Report on Form 10-K dated November 15,
                                   1985) . . . . . . . . . . . . . . . . . . . .

___________________
*Incorporated by reference--For Exchange Act filings, see SEC File No. 0-10653



EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------

                               (4) *Mortgage and Security Agreement dated as of
                                   September 4, 1985 from Supply Co. to
                                   Authority (Exhibit 10(g)(ix)(E) to
                                   Registrant's Report on Form 10-K dated
                                   November 15, 1985)  . . . . . . . . . . . . .

                               (5) *Option and Purchase Agreement dated as of
                                   September 4, 1985 between Registrant and ITC
                                   (Exhibit 10(g)(ix)(F) to Registrant's Report
                                   on Form 10-K dated November 15, 1985) . . . .

                                   (a)  *Amendment No. 3 to Option and Purchase
                                        Agreement dated as of July 31, 1992
                                        between Registrant and The Bank of New
                                        York (formerly Irving Trust Company)
                                        (Exhibit 10(n)(ix)(A)(6)(b) to
                                        Registrant's Report on Form 10-K dated
                                        November 18, 1992) . . . . . . . . . . .

                                   (b)  Amendment No. 6 to Option and Purchase
                                        Agreement dated as of May 31, 1994 . . .

                    (ix)  Twinsburg (Cleveland Area), Ohio:
                          (A)  DOCUMENTS CONCERNING $6,800,000 CITY OF
                               TWINSBURG, OHIO INDUSTRIAL DEVELOPMENT BONDS,
                               SERIES 1986 (UNITED STATIONERS SUPPLY CO.
                               PROJECT):

                               (1) *Loan Agreement dated as of December 1, 1986
                                   between City of Twinsburg, Ohio and Supply
                                   Co. (Exhibit 10(g)(xi)(D)(1) to Registrant's
                                   Report on Form 10-K dated November 19, 1987).

                                   (a)  *First Supplemental Indenture of Trust
                                        dated February 24, 1987 between City of
                                        Twinsburg and Irving Trust Company, as
                                        Trustee (Exhibit 10(g)(xi)(D)(2)(a) to
                                        Registrant's Report on Form 10-K dated
                                        November 19, 1987) . . . . . . . . . . .

                                   (b)  *Second Supplemental Indenture of Trust
                                        dated December 19, 1990 between the City
                                        of Twinsburg and the Bank of New York,
                                        as Trustee (Exhibit 10(n)(xi)(2)(b) to
                                        Registrant's Report on Form 10-K dated
                                        November 25, 1991) . . . . . . . . . . .

                               (2) *Guaranty Agreement dated December 1, 1986
                                   between Registrant and Irving Trust Company,
                                   as Trustee (Exhibit 10(g)(xi)(D)(3) to
                                   Registrant's Report on Form 10-K dated
                                   November 19, 1987)  . . . . . . . . . . . . .

                    (x)   Sacramento, California:
                          (A)  *Lease dated January 12, 1993 between Supply Co.
                               as lessee and Stationers Antelope Joint Venture
                               as lessor and Rider One . . . . . . . . . . . . .

                    (xi)  Ft. Lauderdale, Florida:
                          (A)  *Lease dated February 1, 1993 between CMD Florida
                               Four Limited Partnership as lessor and Supply Co.
                               as lessee, and First Amendment dated July 14,
                               1993. . . . . . . . . . . . . . . . . . . . . . .

          (h)       DOCUMENTS CONCERNING $7,500,000 CITY OF DES PLAINES,
                    ILLINOIS ECONOMIC DEVELOPMENT REVENUE BONDS (UNITED
                    STATIONERS SUPPLY CO. PROJECTS), SERIES 1983:

___________________
*Incorporated by reference--For Exchange Act filings, see SEC File No. 0-10653





EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------

                               (i)      *Purchase Agreement dated as of
                                        December 1, 1983 between Registrant and
                                        RepublicBank Dallas, National
                                        Association ("Republic")
                                        (Exhibit 28(A)(1) to Registrant's Report on Form 8-K dated December 28, 1983) . .

                               (ii) *Guarantee and Indemnification Agreement dated December 1, 1983 between
                                        Registrant and Republic, as Trustee,
                                        under Indenture of Trust dated as of
                                        December 1, 1983, between City of Des
                                        Plaines ("City") and Republic, as
                                        Trustee, ("Republic Trustee")
                                        (Exhibit 28(A)(2) to Registrant's Report on Form 8-K dated December 28, 1983) . .

                               (iii)    *Supplemental Guarantee and
                                        Indemnification Agreement dated as of
                                        December 1, 1983 between Registrant and
                                        Republic (Exhibit 28(A)(3) to
                                        Registrant's Report on Form 8-K dated
                                        December 28, 1983) . . . . . . . . . . .

                               (iv)     *Mortgage and Loan Agreement dated as of
                                        December 1, 1983 between City and Supply
                                        Co. (Exhibit 28(A)(4) to Registrant's
                                        Report on Form 8-K dated December 28,
                                        1983)  . . . . . . . . . . . . . . . . .

                               (v)      *Option and Purchase Agreement between
                                        Registrant and Pittsburgh National Bank
                                        dated as of December 30, 1985.
                                        (Exhibit 10(h)(vii) to Registrant's
                                        Report on Form 10-K dated November 18,
                                        1986)  . . . . . . . . . . . . . . . . .

                                        (a) *Amendment to Option and Purchase
                                            Agreement dated July 29, 1991
                                            between Registrant and Pittsburgh
                                            National Bank (Exhibit 10(o)(vii)(a)
                                            to Registrant's Report on Form 10-K
                                            dated November 25, 1991) . . . . . .

                                        (b) *Amendment to Option and Purchase
                                            Agreement dated June 30, 1993
                                            (Exhibit 10(g)(vii)(b) to
                                            Registrant's Report on Form 10-K
                                            dated November 22, 1993) . . . . . .

                               (vi)     *Supplemental Guarantee and
                                        Indemnification Agreement between
                                        Registrant, Supply Co. and Pittsburgh
                                        National Bank dated as of December 30,
                                        1985. (Exhibit 10(h)(viii) to
                                        Registrant's Report on Form 10-K dated
                                        November 18, 1986) . . . . . . . . . . .

                               (vii)    *Modification of Purchase Agreement
                                        between Registrant, RepublicBank Dallas,
                                        N.A. and Pittsburgh National Bank dated
                                        as of December 30, 1985.
                                        (Exhibit 10(h)(ix) to Registrant's
                                        Report dated November 18, 1986)  . . . .

                    (i)   Certificate of Insurance covering directors' and
                          officers' liability insurance effective November 1,
                          1993 through November 1, 1994. . . . . . . . . . . . .

                    (j)   *Merger Agreement dated as of June 24, 1992 between
                          Registrant, Supply Co. and SDC Distributing Corp.
                          (Exhibit 10(a) to Registrant's Report on Form 8-K
                          dated July 8, 1992)  . . . . . . . . . . . . . . . . .

                    (k) Plan and Agreement of Merger dated August 31, 1994 between MicroUnited Inc. and Supply Co.

                    (l)   LOAN AGREEMENTS:
                          (i)  *Purchase Agreement dated July 5, 1988 between
                               Metropolitan Life Insurance Company and
                               Registrant (Exhibit 10(q)(iii) to Registrant's
                               Report on Form 10-K dated November 17, 1988)  . .

___________________
*Incorporated by reference--For Exchange Act filings, see SEC File No. 0-10653




EXHIBIT
NUMBER                                 DESCRIPTION
- - -------                                -----------

                               (A) *Promissory Note dated July 6, 1988 from
                                   Registrant to Metropolitan Life Insurance
                                   Company (Exhibit 10(q)(iii)(A) to
                                   Registrant's Report on Form 10-K dated
                                   November 17, 1988)  . . . . . . . . . . . . .

                          (ii) *Reducing Revolving Credit and Term Loan
                               Agreement dated as of June 24, 1992 between
                               Supply Co. and a group of seven lenders (Exhibit
                               10(b) to Registrant's Report on Form 8-K dated
                               July 8, 1992) . . . . . . . . . . . . . . . . . .
                               (A) Amendment No. 1 dated as of June 30, 1993 . .

                               (B) Amendment No. 2 dated as of November 30,
                                   1993. . . . . . . . . . . . . . . . . . . . .

                               (C) Amendment No. 3 dated as of August 31, 1994 .

                    (m)   *Agreement dated April 1, 1991 between Supply Co. and
                          White Storage & Retrieval Systems, Inc. for design and
                          installation of automated carousel system at Los
                          Angeles regional distribution center (Exhibit 10(v) to
                          Registrant's Report on Form 10-K dated November 25,
                          1991). . . . . . . . . . . . . . . . . . . . . . . . .

                    (n)   Agreement between Supply Co. and White Storage and
                          Retrieval Systems, Inc. for design and installation of
                          carousel system at Edison Regional Distribution
                          Center . . . . . . . . . . . . . . . . . . . . . . . .


11.  Not applicable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
12.  Not applicable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
13.  Annual Report to Stockholders for the fiscal year ended August 31, 1994 . .
18.  Not applicable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
19.  Not applicable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
22.  Subsidiaries of the Registrant. . . . . . . . . . . . . . . . . . . . . . .
23.  Not applicable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
24.  Consent of Arthur Andersen LLP is included herein . . . . . . . . . . . . .
25.  Not applicable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
28.  Not applicable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
29.  Not applicable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


- - ---------------
*Incorporated by reference -- For Exchange Act filings, see SEC File No. 0-10653


     (B) No reports on Form 8-K were filed by the Registrant during the last quarter.

     For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 3332453 (filed December 6, 1989).

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED STATIONERS INC.


                                   BY:     /S/ ALLEN B. KRAVIS
                                       -----------------------------
                                             Allen B. Kravis
                                        SENIOR VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER

Dated: November 22, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         SIGNATURE                             CAPACITY                           DATE

  /s/   JOEL D. SPUNGIN            CHAIRMAN OF THE BOARD OF DIRECTORS      November 22, 1994
- - ------------------------------     AND CHIEF EXECUTIVE OFFICER
  Joel D. Spungin


  /s/   JEFFREY K. HEWSON          PRESIDENT, CHIEF OPERATING OFFICER      November 22, 1994
- - ------------------------------     AND A DIRECTOR
  Jeffrey K. Hewson


  /s/   ALLEN B. KRAVIS            SENIOR VICE PRESIDENT AND CHIEF         November 22, 1994
- - ------------------------------     FINANCIAL OFFICER
  Allen B. Kravis


  /s/   TED S. RZESZUTO            VICE PRESIDENT AND CONTROLLER           November 22, 1994
- - ------------------------------
      Ted S. Rzeszuto


  /s/   JEROLD A. HECKTMAN         DIRECTOR                                November 22, 1994
- - ------------------------------
  Jerold A. Hecktman


  /s/   MELVIN L. HECKTMAN         DIRECTOR                                November 22, 1994
- - ------------------------------
  Melvin L. Hecktman


  /s/   E. DAVID COOLIDGE III      DIRECTOR                                November 22, 1994
- - ------------------------------
  E. David Coolidge III


  /s/   IRA A. EICHNER             DIRECTOR                                November 22, 1994
- - ------------------------------
  Ira A. Eichner


  /s/   JACK TWYMAN                DIRECTOR                                November 22, 1994
- - ------------------------------
  Jack Twyman


  /s/   DAVID R. SMITH             DIRECTOR                                November 22, 1994
- - ------------------------------
  David R. Smith


  /s/   DOUGLAS K. CHAPMAN         DIRECTOR                                November 22, 1994
- - ------------------------------
  Douglas K. Chapman


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our reports included in, or incorporated by reference in, this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 2-77628, 33-4729 and 33-32453) and Registration Statement on Form S-3 (File No. 33-28251). It should be noted that we have not audited any financial statements of the Company subsequent to August 31, 1994 or performed any audit procedures subsequent to the date of our report.





ARTHUR ANDERSEN LLP

Chicago, Illinois,
  November 22, 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of United Stationers Inc.

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in United Stationers Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 6, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedules II, V, VI and VIII are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Chicago, Illinois,
  October 6, 1994.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
      AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                            (IN THOUSANDS OF DOLLARS)


                                                                                                    BALANCE AT
                                                                       DEDUCTIONS                  END OF PERIOD
                                   BALANCE AT                    --------------------------    ----------------------
YEAR ENDED     NAME                BEGINNING                     AMOUNTS        AMOUNTS                       NOT
AUGUST 31,     OF DEBTOR           OF PERIOD      ADDITIONS      COLLECTED      WRITTEN OFF    CURRENT        CURRENT
- - ----------     ---------           ---------      ---------      ---------      -----------    -------        -------


               United Business
1993           Computers, Inc.             --       $150                --             --           --           $150(A)

               United Business
1994           Computers, Inc.        $150           $75                --             --           --           $225(A)








- - -----------

The amounts represent funds borrowed under a $500,000 Revolving Credit Loan Agreement expiring 6/30/96. Interest is payable quarterly at prime through 6/30/94 and at higher rates thereafter; secured by accounts, inventory, and contract rights and general intangibles.

(A)  Amount included in accounts receivable.


                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                            (IN THOUSANDS OF DOLLARS)


                                        BALANCE AT                                                          BALANCE
                                         BEGINNING      ADDITIONS                              OTHER         AT END
                                           OF YEAR        AT COST         RETIREMENTS        CHANGES        OF YEAR
                                           -------        -------         -----------        -------        -------

Year ended August 31, 1994:
   Land and buildings                    $  90,147        $ 1,952           $     --           $  --       $ 92,099
   Fixtures and equipment                  143,415          8,731 (A1)        (1,607)             91        150,630
   Leasehold improvements                       46             36                (44)             (2)            36
   Assets under capital leases               1,210             --                (47)             --          1,163
                                          --------        -------           --------           -----       --------
                                          $234,818        $10,719           $ (1,698)          $  89       $243,928
                                          --------        -------           --------           -----       --------
                                          --------        -------           --------           -----       --------

Year ended August 31, 1993:
   Land and buildings                     $ 89,611        $   451           $     --           $  85       $ 90,147
   Fixtures and equipment                  126,113         29,557 (A1)       (12,158)            (97)       143,415
   Leasehold improvements                      887             --               (836)             (5)            46
   Assets under capital leases               1,220             --                (10)             --          1,210
                                          --------        -------           --------           -----       --------
                                          $217,831        $30,008           $(13,004)          $ (17)      $234,818
                                          --------        -------           --------           -----       --------
                                          --------        -------           --------           -----       --------

Year ended August 31, 1992:
   Land and buildings                     $ 89,291        $   330           $    (10)          $  --      $  89,611
   Fixtures and equipment                  106,918         19,717 (A2)          (522)             --        126,113
   Leasehold improvements                      889             --                 --              (2)           887
   Assets under capital leases               1,146             74                 --              --          1,220
                                          --------        -------           --------           -----       --------
                                          $198,244        $20,121           $   (532)          $  (2)      $217,831
                                          --------        -------           --------           -----       --------
                                          --------        -------           --------           -----       --------

- - ---------------

Additions in excess of 2% of total assets:

     ADDITION                                                              OTHER ACCOUNTS AFFECTED
     --------                                                              -----------------------
(A1) Purchase of computer equipment at the Des
     Plaines Corporate office facility . . . . . . . . . . . . . . . .     Cash
(A2) Dollars in excess of 2% of total assets relate to
     the acquisition of SDC Distributing Corp


                     UNITED STATIONERS INC. AND SUBSIDIARIES
            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                          PROPERTY, PLANT AND EQUIPMENT
                            (IN THOUSANDS OF DOLLARS)


                                        BALANCE AT                                                     BALANCE
                                         BEGINNING      ADDITIONS                         OTHER         AT END
                                           OF YEAR        AT COST    RETIREMENTS        CHANGES        OF YEAR
                                           -------        -------    -----------        -------        -------

Year ended August 31, 1994:
   Buildings                               $16,773        $ 2,195      $      --            $--       $ 18,968
   Fixtures and equipment                   79,291         15,733          (853)             91         94,262
   Leasehold improvements                       21             10           (29)             --              2
   Assets under capital leases               1,097             54           (19)             --          1,132
                                           -------        -------      ---------            ---        -------
                                           $97,182        $17,992      $   (901)            $91       $114,364
                                           -------        -------      ---------            ---        -------
                                           -------        -------      ---------            ---        -------


Year ended August 31, 1993:
   Buildings                               $14,637        $ 2,136      $      --            $--        $16,773
   Fixtures and equipment                   74,330         14,992       (10,031)             --         79,291
   Leasehold improvements                      515             92          (586)             --             21
   Assets under capital leases               1,018             89           (10)             --          1,097
                                           -------        -------      ---------            ---        -------
                                           $90,500        $17,309      $(10,627)            $--        $97,182
                                           -------        -------      ---------            ---        -------
                                           -------        -------      ---------            ---        -------

Year ended August 31, 1992:
   Buildings                               $12,540        $ 2,107      $    (10)            $--        $14,637
   Fixtures and equipment                   61,445         13,297          (412)             --         74,330
   Leasehold improvements                      419             96             --             --            515
   Assets under capital leases                 954             64             --             --          1,018
                                           -------        -------      ---------            ---        -------
                                           $75,358        $15,564      $   (422)            $--        $90,500
                                           -------        -------      ---------            ---        -------
                                           -------        -------      ---------            ---        -------


                     UNITED STATIONERS INC. AND SUBSIDIARIES
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                       BALANCE AT      ADDITIONS                       BALANCE
                                                        BEGINNING     CHARGED TO                        AT END
                                                          OF YEAR       EXPENSES     DEDUCTIONS        OF YEAR
                                                          -------       --------     ----------        -------

Reserve for Doubtful Accounts:
  Year ended August 31--
    1994                                                   $3,964         $5,750      $5,704(A)         $4,010
    1993                                                   $4,335         $7,316      $7,687(A)         $3,964
    1992                                                   $3,544         $6,853(C)   $6,062(A)         $4,335
Sales Returns, Rebates, and Allowances:
  Year ended August 31--
    1994                                                  $25,552        $67,970     $62,229(B)        $31,293
    1993                                                  $23,794        $52,593     $50,835(B)        $25,552
    1992                                                  $18,501        $39,877(D)  $34,584(B)        $23,794


- - ---------------

(A) Accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously written off.

(B)  Credit memos issued for sales returns, rebates, and allowances.

(C)  Includes an additional $961 from acquired company.

(D)  Includes an additional $4,920 from acquired company.



UNITED STATIONERS INC.

2200 East Golf Road
Des Plaines, Illinois 60016-1267
708/699-5000