Form 10-Q
period 1994-11-30
UNITED STATIONERS INC
filed 1995-01-10
CIK 355999

Securities and Exchange Commission
                           Washington, DC  20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

            For The Quarterly Period Ended:  November 30, 1994

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



                      (1)  Yes    X    No
                      (2)  Yes    X    No


As of December 31, 1994, United Stationers Inc. had 18,594,457 shares of common stock, $.10 par value, outstanding.

                                   INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Condensed Consolidated Balance Sheets as of
     November 30, 1994 and August 31, 1994.                     3


     Condensed Consolidated Statements of Income
     for the Three Months Ended November 30, 1994
     and November 30, 1993.                                     4


     Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended November 30, 1994 and
     November 30, 1993.                                         5


     Notes to Condensed Consolidated Financial Statements.      6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.             7


PART II - OTHER INFORMATION                                     9


SIGNATURES                                                     18


INDEX TO EXHIBITS                                              19
















                                    -2-
                  UNITED STATIONERS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                  ASSETS


                                                (Unaudited)   (Audited)
                                                November 30,  August 31,
                                                   1994          1994
CURRENT ASSETS
  Cash and cash equivalents                       $  5,142     $  6,920
  Accounts receivable, net                         158,582      156,272
  Inventories                                      271,857      225,794
  Prepaid expenses                                  15,153       15,512

       Total Current Assets                       $450,734     $404,498

PROPERTY, PLANT AND EQUIPMENT, at cost            $245,591     $243,928
  Less-Accumulated depreciation and amortization  (118,672)    (114,364)

       Net Property, Plant and Equipment          $126,919     $129,564

GOODWILL, NET                                     $ 42,091     $ 42,369

OTHER ASSETS, NET                                 $ 10,399     $ 10,826

TOTAL ASSETS                                      $630,143     $587,257


                 LIABILITIES AND STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES
  Short-term debt and current maturities
    of long-term obligations                      $ 36,301     $  6,338
  Accounts payable                                 120,425      121,793
  Accrued liabilities                               42,986       36,540

       Total Current Liabilities                  $199,712     $164,671

DEFERRED INCOME TAXES                             $ 17,142     $ 17,427

LONG-TERM OBLIGATIONS                             $162,215     $159,149


STOCKHOLDERS' INVESTMENT                          $251,074     $246,010


TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT    $630,143     $587,257


        The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                                    -3-
                  UNITED STATIONERS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except share data)
                                (Unaudited)


                                              FOR THE THREE MONTHS ENDED
                                              November 30,  November 30,
                                                  1994          1993

NET SALES                                       $402,198      $370,597

COST OF SALES                                    317,241       285,823

     Gross profit on sales                      $ 84,957      $ 84,774

WAREHOUSING, MARKETING AND
  ADMINISTRATIVE EXPENSES                         70,278        72,401

     Income from operations                     $ 14,679      $ 12,373

OTHER EXPENSE, net                                 2,993         2,160

     Income before income taxes                 $ 11,686      $ 10,213

INCOME TAXES                                       4,743         4,289

NET INCOME                                      $  6,943      $  5,924

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   18,590,672    18,582,939


NET INCOME PER COMMON SHARE                        $ .37         $ .32

CASH DIVIDENDS PAID PER COMMON SHARE               $ .10         $ .10






     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.












                                    -4-
                  UNITED STATIONERS INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)
                                                FOR THE THREE MONTHS ENDED
                                                November 30,   November 30,
                                                    1994          1993
Cash Flows from Operating Activities

Net Income                                         $  6,943      $  5,924
Adjustments to reconcile net income to
 net cash used in operating activities:

Loss/(gain) on sale of fixed assets                $      8      $   (105)
Depreciation and amortization                         5,373         5,195
(Decrease)/increase in deferred taxes                  (285)          650
Decrease in accounts payable                         (1,369)      (24,978)
Increase/(decrease) in accrued liabilities            6,256        (5,108)
Increase/(decrease) in accounts receivable           (2,310)        1,268
Increase in inventories                             (46,063)      (37,714)
(Decrease)/increase in prepaid expenses                 359          (604)
Increase in other assets                               (335)         (712)
Net Cash Used in Operating Activities              $(31,423)     $(56,184)

Cash Flows from Investing Activities

Acquisition of property, plant and equipment       $ (1,776)     $ (2,439)
Proceeds from disposition of property,
 plant and equipment                                     19           138
Net Cash Used in Investing Activities              $ (1,757)     $ (2,301)

Cash Flows from Financing Activities

Decrease in short-term debt                        $    (36)     $      0
Payments on long-term obligations                    (3,726)         (205)
Additions to long-term obligations                   37,043        62,268
Issuance of common shares                               168            26
Payment of dividends                                 (1,930)       (1,905)
(Acquisition)/issuance of treasury stock               (117)         115

Net Cash Provided by Financing Activities          $ 31,402      $ 60,299

Net (decrease)/increase in cash and
 cash equivalents                                  $ (1,778)     $  1,814
Cash and cash equivalents at the beginning
 of the period                                        6,920         7,889

Cash and Cash Equivalents at the End
 of the Period                                     $  5,142      $  9,703
_______________________________________________________________________

Income taxes paid                                  $    108      $    446
Interest paid                                      $  1,810      $  1,962

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                    -5-
                  UNITED STATIONERS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




(1)  Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Balance Sheet as of August 31, 1994, which is condensed from the audited Balance Sheet at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended August 31, 1994, and the notes therein included in its report on Form 10-K for the same period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. These adjustments did not have a material impact on the financial statements presented. Certain interim expense and inventory estimates are recognized throughout the fiscal year relating to shrinkage, inflation and product mix. Any appropriate adjustments to reflect actual experience will be recognized in the fourth quarter.


(2)  Accounting Changes

During the quarter ended November 30, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits" effective as of September 1, 1994. SFAS 112 requires that employers expense the costs of post-employment benefits paid before retirement, principally severance benefits, over the service lives of employees if certain conditions are met. The adoption of SFAS 112 did not have a material impact on the Company's financial position and results of operations.


(3)  Review

Arthur Andersen LLP, independent public accountants, have performed a review of the condensed consolidated financial statements referred to above. Since they did not perform an audit, they express no opinion on these statements. Refer to the Report of Independent Public Accountants included in this filing.







                                    -6-
                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS



FISCAL 1995 COMPARED TO FISCAL 1994

First Quarter Results

Net sales were $402 million for the first quarter of Fiscal 1995, an 8.5% increase over net sales of $371 million in the comparable period a year ago. The increase reflects growth in all geographic areas.

Gross profit as a percent of net sales decreased to 21.1% in the first quarter of Fiscal 1995 from 22.9% in the first quarter of Fiscal 1994. The decrease reflects higher levels of rebates and volume allowances earned by the Company's customers as a result of ongoing dealer consolidations. In addition, margin was affected by increased promotional sales as well as a shift in product mix.

Operating expenses as a percent of net sales decreased to 17.5% in the first quarter of Fiscal 1995 from 19.5% in the first quarter of Fiscal 1994. The decrease is the result of streamlining the Company's work processes and reducing payroll and freight expense.

Income from operations as a percent of net sales increased to 3.6% in the first quarter of Fiscal 1995 from 3.4% in the first quarter of Fiscal 1994.

Income before income taxes as a percent of net sales increased to 2.9% in the first quarter of Fiscal 1995 from 2.8% in the first quarter of Fiscal 1994. Net income was $6.9 million in the first quarter of Fiscal 1995, up 17.2% from the $5.9 million in the comparable year-ago quarter. Net income per share was $.37 for the first quarter of Fiscal 1995, compared to $.32 for the first quarter of Fiscal 1994.




















                                    -7-

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                (CONTINUED)



Liquidity and Capital Resources

During the first quarter of Fiscal 1995, funds to support the Company's working capital and capital expenditure requirements were generated from borrowings under the Company's Reducing Revolving Credit and Term Loan Agreement (the "Credit Agreement") and operating activities.

As of November 30, 1994, the Company had $130.0 million of borrowings outstanding under the Credit Agreement. The Credit Agreement, as amended, consists of a $130.0 million revolving credit facility ("Revolver") and a $30.0 million term loan ("Term Loan"). Proceeds are used to finance working capital requirements and capital expenditures.

The Revolver provides for revolving credit loans up to the amount of the commitment until August 31, 1997, at the Company's option. The initial $130.0 million commitment decreases to $83.6 million as of August 31, 1997 based on quarterly decreases which began in May 1994 as specified in the Credit Agreement. As of November 30, 1994, the Revolver commitment is $122.6 million. Under the terms of the Credit Agreement, the Company is required to pay a facility fee of 3/16 of 1% of the total available Revolver. The Term Loan (as amended) matures on September 30, 1995 (or earlier upon certain subsequent offerings by the Company of debt or equity). The Term Loan can be prepaid without penalty. Interest on both loans is payable at varying rates provided for in the Credit Agreement.

The Credit Agreement contains certain financial covenants covering the Company and its subsidiaries on a consolidated basis, including, without limitation, covenants relating to the consolidated current ratio, tangible net worth, capitalization, fixed charge coverage, capital expenditures and payment of dividends by the Company.

During the first quarter of Fiscal 1995, capital expenditures totaled approximately $1.8 million. The Company anticipates capital expenditure requirements in the range of $12.0 million to $15.0 million for Fiscal 1995. Capital expenditures will be financed from existing loan agreements, other financing instruments available to the Company and operating activities.











                                    -8-
                  UNITED STATIONERS INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION





ITEM 5         SUBSEQUENT EVENT


               United Stationers Inc. announced on January 9, 1995 that it is involved in preliminary discussions with Wingate Partners concerning a possible merger between United Stationers Inc. and Associated Stationers, Inc. Associated Stationers, Inc. is a privately-held general line office products wholesaler controlled by Wingate Partners.

               For further information, please refer to the following News Release, Letter of Intent and related amendment to the Letter of Intent.




































                                    -9-


                                    Joel D. Spungin
                                    Chairman of the Board and
                                    Chief Executive Officer, or
                                    Kathleen S. Dvorak
                                    Director, Investor Relations
                                    United Stationers Inc.
                                    (708)  699-5000


                                    FOR IMMEDIATE RELEASE



                     UNITED STATIONERS INC. ANNOUNCES
                      PRELIMINARY MERGER DISCUSSIONS


     Des Plaines, Ill., Jan. 9, 1995 -- United Stationers Inc. (NASDAQ:
USTR) announced today that it is involved in preliminary discussions with Wingate Partners concerning a possible merger between United Stationers Inc. and Associated Stationers, Inc. Associated Stationers, Inc. is a privately held general line office products wholesaler controlled by Wingate Partners.

     Under the terms of a nonbinding letter of intent executed by the parties, the current shareholders of United Stationers Inc. would receive $15.00 per share for 92.5% of their shares and the remaining 7.5% of their shares would represent (in aggregate) 19% of the common stock of the combined entity, which will continue to be publicly traded.

     The proposed transaction is subject to the satisfaction of various conditions, including receipt of governmental approvals, the closing of the transaction financing, completion of due diligence, and the negotiation and execution of definitive documentation satisfactory to the parties. Wingate Partners has informed United Stationers Inc. that Associated Stationers, Inc. has obtained a financing commitment from Chase Manhattan Bank, N.A. for amounts sufficient to complete the transaction and that Associated Stationers, Inc. has retained Chase Securities, Inc. as its financial advisor in connection with the proposed transaction. There can be no assurances that the contemplated transaction will be completed or that the terms will not change significantly.





                                  -more-
United Stationers Inc. Announces
Preliminary Merger Discussions
Page two of two


     The announcement was made by Joel D. Spungin, chairman and chief executive officer of United Stationers. "This transaction presents an excellent opportunity to capitalize on the combined strengths of the two companies. It will enhance service to our customers and suppliers. We hope to seek satisfaction of all conditions and complete the transaction before March 31, 1995. Meanwhile, we will conduct our business as usual," said Mr. Spungin.

     Mr. Spungin continued, "The combination will bring together two strong senior management teams. The management of both United Stationers and Associated Stationers will be instrumental in the success of the combined companies. Both I and Tom Sturgess, who is currently the chairman and chief executive officer of Associated Stationers and who will continue as chairman of the combined entity, will work together to assure the success of the new venture. We expect that Jeff Hewson, the president of United Stationers, will serve as chief executive officer of the combined entity, with Mike Rowsey (Associated Stationers) and Steve Schwarz (United Stationers) reporting to him. I will continue to be closely involved in the business."

     United Stationers' sales were $1.5 billion and net earnings were $15.7 million for its fiscal year ended August 31, 1994. For the first quarter of Fiscal 1995, ended Nov. 30, 1994, United Stationers' unaudited sales were a record $402 million and net earnings were $6.9 million.

     United Stationers currently makes more than 25,000 items available substantially within 24 hours through 30 Regional Distribution Centers and 28 Local Distribution Points. Associated Stationers, Inc. is headquartered in Itasca, Illinois and has seventeen facilities located throughout the continental United States.

     The common stock of United Stationers is traded on the NASDAQ Stock Market (SYMBOL: USTR) and is quoted in its national market system listings.

                    ASSOCIATED HOLDINGS, INC.
                    1075 Hawthorn Drive
                    Itasca, IL  60143

                    December 21, 1994


United Stationers Inc.
2200 E. Golf Road
DesPlaines, IL  60016

Gentlemen:

     The purpose of this letter is to set forth our current intentions with respect to the proposed acquisition of United
Stationers Inc. ("USI") by Associated Holdings, Inc. ("AHI").

     AHI proposes to acquire USI upon the following terms and conditions:

     1. Purchase Price. The purchase price to be paid to the stockholders of USI would be a total of $258 million in cash plus approximately $2.8 million (plus the amount of the exercise price of all options exercised hereafter) in cash to satisfy all outstanding stock options, with the stockholders retaining common stock of the surviving entity (the "Surviving Corporation") representing in the aggregate 19% of the common stock of the Surviving Corporation outstanding immediately after closing. The balance of the outstanding common stock of the Surviving Corporation would be owned by AHI.

     2. Form of Transaction. The transaction would be structured as a merger of AHI's wholly-owned subsidiary, Associated Stationers, Inc. ("ASI") into USI, with USI being the Surviving Corporation. ASI would make a tender offer for up to 92.5% of USI's outstanding common stock at a price of not less than $15 per share net to the seller in cash, which would be consummated only if at least 90% of the outstanding common stock of USI were tendered to ASI. If such tender offer is consummated, the merger would immediately be effected under the "short-form merger" provisions of the Delaware General Corporation law. If the tender offer is not consummated, the merger would be consummated, if approved by the USI stockholders at a meeting thereof.

     It is further contemplated that the Surviving Corporation would commit that, on a date specified in the Definitive Agreement (hereafter defined), AHI or an affiliate of AHI would commence a tender offer for a portion of the shares of the Surviving Corporation not held by AHI or its affiliates at a price of $15 per share ($7.5 million total).





     The definitive merger agreement for the transaction (the "Definitive Agreement") would contain terms and provisions which are mutually agreeable to AHI and USI and their respective counsel in their sole and absolute discretion. The transaction would involve many essential and non-essential terms and conditions which have not yet been agreed upon or, in some cases, discussed by the parties, such as, for example, the manner of funding the obligations of USI to employees and appropriate security therefor, transitional and related matters; and ASI's financing for the transaction. It is contemplated that the parties would execute the Definitive Agreement, if at all, promptly upon satisfaction of the HSR Condition, as defined below. Either party may terminate negotiations with or without reason by notice to the other at any time, and neither party shall be obligated to proceed with the transaction in any form.

     3. HSR Condition. The acquisition is subject to the obtaining of all necessary government and other material third party approvals and consents, including, but not limited to, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act"). It is contemplated that USI and AHI (and/or their ultimate parents, if required) shall, as promptly as practical, promptly make the appropriate filings under the HSR Act. Expiration of the applicable waiting period under the HSR Act is hereinafter called the "HSR Condition".

     4. Expenses. Each party will bear its own fees and expenses in connection with the proposed transaction; provided, however, that each party agrees that it shall be responsible for payment of 50% of the fees and expenses of all consultants (other than their respective attorneys, who shall be paid exclusively by the retaining party) retained by mutual agreement of the parties in connection with satisfaction (or efforts to satisfy) the HSR Condition and accrued prior to the date of termination of negotiations.

     5. Confidentiality. This letter does not supersede any prior agreements among the parties which are still in effect at the date hereof, including the Confidentiality agreement dated November 16, 1994, among USI, ASI, and Wingate Partners, L.P. (the "Confidentiality Agreement") which shall remain in full force and effect in accordance with its terms. The parties acknowledge that premature disclosure of the existence of a possible transaction or any facts relating thereto would have a highly detrimental effect on their respective businesses. Therefore, without limitation of anything contained herein, it is understood that in the event of such disclosure, whether by the parties hereto or otherwise, either party shall have the right, in addition to any other remedy, to terminate discussions and negotiations between the parties.




     6. Financing Representation. AHI has delivered to you a commitment letter of The Chase Manhattan Bank, N.A. dated October 27, 1994 in our favor (the "Commitment Letter") which has expired. AHI confirms to USI that, although the Commitment Letter has expired according to its terms, AHI has been orally advised by Chase Manhattan Bank that AHI can obtain a renewal thereof on the terms stated therein at any time by payment of an additional fee.

     7. Nature of Obligations. It is understood that, except for paragraph 4, this letter merely summarizes the status of the parties' discussions to date and creates no obligations on, or rights in favor of, either party regardless of any subsequent actions or negotiations of the parties. The parties would only be legally bound by the Definitive Agreement.

     If the foregoing is acceptable to USI, please so indicate by signing and dating this letter in the space provided below and returning it to the undersigned no later than December 23, 1994.

                                        Very truly yours,

                                        ASSOCIATED HOLDINGS, INC.


                                        By:  /s/ Thomas W. Sturgess
                                             Thomas W. Sturgess
                                       Its:  Chairman


Accepted as of December __, 1994

UNITED STATIONERS INC.

By:  /s/ Joel D. Spungin

Its: Chairman and CEO



                    ASSOCIATED HOLDINGS, INC.
                       1075 Hawthorn Drive
                     Itasca, Illinois  60143

                         January 6, 1995




UNITED STATIONERS, INC.
2200 East Golf Road
Des Plaines, Illinois  60016

Gentlemen:

     Reference is made to that certain letter agreement, dated
December 21, 1994, between Associated Holdings, Inc. ("AHI") and
United Stationers, Inc. ("USI"), a copy of which is attached hereto (the "Letter of Intent").

     1.   Amendment to Letter of Intent.

     Paragraph 7 of the Letter of Intent is hereby amended and restated in its entirety to read as follows:

     "7. Nature of Obligations. It is understood that, except for paragraphs 4 and 8, this letter merely summarizes the status of the parties' discussions to date and creates no obligations on, or rights in favor of, either party regardless of any subsequent actions or negotiations of the parties. Except as provided in the preceding sentence, the parties would only be legally bound by the Definitive Agreement."

     The Letter of Intent is hereby further amended by adding the following paragraph:

     "8.  Inducement Payment.  Notwithstanding paragraph 4, if
     (a) USI makes any public announcement of the existence of this letter or the material terms hereof, and (b) by March 31, 1995, USI enters into a transaction (the "Alternative Transaction") providing for the sale of not less than a majority of its outstanding shares or the major portion of its assets with any party other than AHI, ASI or any of their respective affiliates which Alternative Transaction is economically superior to the terms set forth in paragraph 1 hereof, then USI shall immediately upon the closing of such Alternative Transaction pay to AHI, in cash, the sum of all documented and out-of-pocket costs, fees and other expenses incurred by AHI or ASI to third parties, and travel and other out-of-pocket expenses of their respective officers, directors, employees, agents, and representatives in connection with the transactions contemplated by this letter, provided that USI's obligations under this paragraph 8 shall not exceed $1,500,000 in the aggregate. The provisions of this paragraph will expire and be of no force and effect if the Definitive Agreement is entered into."



     2. Effect on Letter of Intent. All references in the Letter of Intent to "this letter" and all phrases of like import shall refer to the Letter of Intent as amended by this letter agreement. Other than as set forth in Section 1 above, each term and provision of the Letter of Intent shall remain in full force and effect after the date hereof.

     3. Counterparts. This letter agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original, and such counterparts together shall constitute one instrument.

     If the foregoing is acceptable to USI, please so indicate by signing and dating this letter agreement in the space provided below and returning it to the undersigned no later than January
9, 1995.

                                   Very truly yours,

                                   ASSOCIATED HOLDINGS, INC.




                                   By:
                                   Name:
                                   Title:

Accepted as of
January  6  , 1995.

UNITED STATIONERS, INC.



By: /s/ Joel D. Spungin
Name:   Joel D. Spungin
Title:  Chairman



                  UNITED STATIONERS INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION (CONTINUED)





ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K


               (a) Exhibit
                   Number

                       2         Not applicable
                       4         Not applicable
                      10         Not applicable
                      11         Not applicable
                      15         Letter regarding unaudited interim
                                   financial information
                      18         Not applicable
                      19         Not applicable
                      22         Not applicable
                      23         Consent of Experts and Counsel
                      27         Not applicable
                      99         Not applicable


               (b) There were no reports on Form 8-K filed during the
                   quarter ended November 30, 1994.


























                                 -17-

                  UNITED STATIONERS INC. AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)



Date:  January 10, 1995        Joel D. Spungin
                               Joel D. Spungin
                               Chairman of the Board and
                               Chief Executive Officer



                               Jeffrey K. Hewson
                               Jeffrey K. Hewson
                               President and Chief Operating Officer



                               Allen B. Kravis
                               Allen B. Kravis
                               Senior Vice President and
                               Chief Financial Officer



                               Ted S. Rzeszuto
                               Ted S. Rzeszuto
                               Vice President and Controller






Report on Form 10-Q for the quarter ended November 30, 1994.









                                   -18-
                  UNITED STATIONERS INC. AND SUBSIDIARIES

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
































                                   -19-
                  UNITED STATIONERS INC. AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)



Date:  January      1995

                               Joel D. Spungin
                               Chairman of the Board and
                               Chief Executive Officer





                               Jeffrey K. Hewson
                               President and Chief Operating Officer




                               Allen B. Kravis
                               Senior Vice President
                               and Chief Financial Officer




                               Ted S. Rzeszuto
                               Vice President and Controller






Report on Form 10-Q for the quarter ended November 30, 1994.








                                   -18-


                                                         Exhibit 15







                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
United Stationers Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of UNITED STATIONERS INC. (a Delaware Corporation) AND SUBSIDIARIES as of November 30, 1994, and the related condensed consolidated statements of income and cash flows for the three-months ended November 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Stationers Inc. and subsidiaries as of August 31, 1994 (not presented herein), and, in our report dated October 6, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                          /s/ARTHUR ANDERSEN LLP


Chicago, Illinois
December 28, 1994

                                   -20-

                                                         Exhibit 23














To United Stationers Inc.:

We are aware that United Stationers Inc.'s Form 10-Q for the quarter ended November 30, 1994, which includes our report dated December 28, 1994, covering the unaudited interim financial information contained therein, is incorporated by reference into its previously filed Registration Statements on Form S-8 (File Nos. 2-77628, 33-4729 and 33-32453) and into the previously filed Registration Statement on Form S-3 (File No. 33-28251) of United Stationers Inc. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the Registration Statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.






                          /s/ARTHUR ANDERSEN LLP



Chicago, Illinois,
January 6, 1995

















                                   -21-