Form 10-Q
period 1995-02-28
UNITED STATIONERS INC
filed 1995-04-13
CIK 355999

Securities and Exchange Commission
                             Washington, DC  20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For The Quarterly Period Ended:  February 28, 1995

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



                      (1)  Yes    X    No
                      (2)  Yes    X    No


As of March 30, 1995, United Stationers Inc. had 5,857,923 shares of common stock, $.10 par value, outstanding.

                                     INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Condensed Consolidated Balance Sheets as of
     February 28, 1995 and August 31, 1994.                     3


     Condensed Consolidated Statements of Income
     for the Three Months Ended February 28, 1995
     and February 28, 1994 and the Six Months Ended
     February 28, 1995 and February 28, 1994.                   4


     Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended February 28, 1995 and
     February 28, 1994.                                         6


     Notes to Condensed Consolidated Financial Statements.      7


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.             8


PART II - OTHER INFORMATION                                    11


SIGNATURES                                                     15


INDEX TO EXHIBITS                                              16















                                      -2-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                    ASSETS


                                                (Unaudited)   (Audited)
                                                February 28,  August 31,
                                                   1995          1994
CURRENT ASSETS

  Cash and cash equivalents                       $  9,712     $  6,920
  Accounts receivable, net                         189,993      187,565
  Inventories                                      303,821      225,794
  Prepaid expenses                                  18,907       15,512

       Total Current Assets                       $522,433     $435,791

PROPERTY, PLANT AND EQUIPMENT, at cost            $248,430     $243,928
  Less-Accumulated depreciation and amortization  (123,010)    (114,364)

       Net Property, Plant and Equipment          $125,420     $129,564

GOODWILL, NET                                     $ 41,811     $ 42,369

OTHER ASSETS, NET                                 $ 10,571     $ 10,826

TOTAL ASSETS                                      $700,235     $618,550


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES
  Short-term debt and current maturities
    of long-term obligations                      $ 37,514     $  6,338
  Accounts payable                                 151,679      121,793
  Accrued liabilities                               70,515       67,833

       Total Current Liabilities                  $259,708     $195,964

DEFERRED INCOME TAXES                             $ 17,433     $ 17,427

LONG-TERM OBLIGATIONS                             $166,553     $159,149


STOCKHOLDERS' INVESTMENT                          $256,541     $246,010


TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT    $700,235     $618,550


          The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                      -3-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars, except share data)
                                  (Unaudited)


                                              FOR THE THREE MONTHS ENDED
                                              February 28,  February 28,
                                                  1995          1994

NET SALES                                       $431,640      $369,988

COST OF SALES                                    341,011       287,428

     Gross profit on sales                      $ 90,629      $ 82,560

WAREHOUSING, MARKETING AND
  ADMINISTRATIVE EXPENSES                         75,191        73,338

     Income from operations                     $ 15,438      $  9,222

OTHER EXPENSE, net                                 3,171         2,738

     Income before income taxes                 $ 12,267      $  6,484

INCOME TAXES                                       4,905         2,640

NET INCOME                                      $  7,362      $  3,844

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   18,595,600    18,587,082


NET INCOME PER COMMON SHARE                        $ .40         $ .21

CASH DIVIDENDS PAID PER COMMON SHARE               $ .10         $ .10






     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.












                                      -4-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars, except share data)
                                  (Unaudited)


                                               FOR THE SIX MONTHS ENDED
                                             February 28,   February 28,
                                                 1995           1994

NET SALES                                      $833,838       $740,585

COST OF SALES                                   658,252        573,251

     Gross profit on sales                     $175,586       $167,334

WAREHOUSING, MARKETING AND
  ADMINISTRATIVE EXPENSES                       145,469        145,739

     Income from operations                    $ 30,117       $ 21,595

OTHER EXPENSE, net                                6,164          4,898

     Income before income taxes                $ 23,953       $ 16,697

INCOME TAXES                                      9,648          6,929

NET INCOME                                     $ 14,305       $  9,768

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 $18,593,123     18,584,999


NET INCOME PER COMMON SHARE                       $ .77          $ .53

CASH DIVIDENDS PAID PER COMMON SHARE              $ .20          $ .20





     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.













                                      -5-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)
                                                 FOR THE SIX MONTHS ENDED
                                                February 28,   February 28,
                                                    1995          1994
Cash Flows from Operating Activities

Net Income                                        $ 14,305       $  9,768
Adjustments to reconcile net income to
 net cash used in operating activities:

Loss on sale of fixed assets                           147              0
Depreciation and amortization                       10,770         10,408
Increase in deferred income taxes                        6          1,299
Increase/(decrease) in accounts payable             29,885        (34,010)
Increase/(decrease) in accrued liabilities           2,142        (13,495)
(Increase)/decrease in accounts receivable          (2,427)        10,639
Increase in inventories                            (78,027)       (34,687)
Increase in prepaid expenses                        (3,394)          (806)
Increase in other assets                            (1,280)        (1,032)
Total Adjustments                                 $(42,178)      $(61,684)

Net Cash Used in Operating Activities             $(27,873)      $(51,916)

Cash Flows from Investing Activities

Acquisition of property, plant and equipment      $ (4,838)      $ (4,007)
Disposition of property, plant and equipment            26            695
Net Cash Used in Investing Activities             $ (4,812)      $ (3,312)

Cash Flows from Financing Activities
Increase in short-term debt                       $  1,176       $      0
Payments on long-term obligations                   (5,100)          (414)
Additions to long-term obligations                  43,166         60,329
Issuance of common shares                              186             24
Payment of dividends                                (3,834)        (3,773)
(Acquisition)/disposition of treasury stock           (117)           115
Net Cash Provided by Financing Activities         $ 35,477       $ 56,281

Net increase in cash and cash
 equivalents                                      $  2,792       $  1,053
Cash and cash equivalents at the beginning
 of the period                                       6,920          7,889

Cash and Cash Equivalents at the End
 of the Period                                    $  9,712       $  8,942
_______________________________________________________________________

Income taxes paid                                 $  7,188       $  5,975
Interest paid                                     $  5,965       $  5,074


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      -6-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Balance Sheet as of August 31, 1994, which is condensed from the audited Balance Sheet at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended August 31, 1994, and the notes therein included in its report on Form 10-K for the same period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. These adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented. Certain interim expense and inventory estimates are recognized throughout the fiscal year relating to shrinkage, inflation and product mix. Any appropriate adjustments to reflect actual experience is ordinarily recognized in the fourth quarter.


(2)  Review

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


















                                      -7-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS



FISCAL 1995 COMPARED TO FISCAL 1994

Six Month Results

Net sales were $833.8 million for the first half of Fiscal 1995, a 12.6% increase from net sales of $740.6 million in the comparable period a year ago.

Gross profit as a percent of net sales was 21.1% in the first half of Fiscal 1995 and 22.6% in the first half of Fiscal 1994. This lower margin rate reflects a shift in product mix and is consistent with the margin rate achieved in the latter half of Fiscal 1994. The higher rebates and allowances that affected gross profit in the second half of Fiscal 1994 had become relatively stable during the first six months of 1995.

Operating expenses as a percent of net sales declined to 17.5% for the first half of Fiscal 1995 compared to 19.7% during the first half of Fiscal 1994. This decline is a result of savings in people-related and freight-out expenses.

Income from operations as a percent of net sales increased to 3.6% in the first half of Fiscal 1995 from 2.9% in the first half of Fiscal 1994.

Income before income taxes as a percent of net sales was 2.9% in the first half of Fiscal 1995 compared with 2.3% in the first half of Fiscal 1994. Net income was $14.3 million in the first half of Fiscal 1995, up 46.4% from the $9.8 million in the first half of Fiscal 1994. Net income per share was $.77 in the first half of Fiscal 1995, compared with $.53 for the first half of Fiscal 1994.






















                                      -8-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS (CONTINUED)




Second Quarter Results

Net sales were $431.6 million for the second quarter of Fiscal 1995, a 16.7% increase from net sales of $370.0 million in the comparable quarter a year ago. This increase reflects growth in every geographic region as well as the success of the Company's niche marketing initiatives.

Gross profit as a percent of net sales decreased to 21.0% in the second quarter of Fiscal 1995 from 22.3% in the second quarter of Fiscal 1994. This lower margin rate reflects a shift in product mix and is consistent with the margin rate achieved in the latter half of Fiscal 1994.

Operating expense as a percent of net sales declined to 17.4% in the second quarter of Fiscal 1995 from 19.8% in the second quarter of Fiscal 1994. This resulted from the savings in both people-related and freight-out expenses.

Income from operations as a percent of net sales increased to 3.6% in the second quarter of Fiscal 1995 from 2.5% in the second quarter of Fiscal 1994.

Income before income taxes as a percent of net sales was 2.8% in the second quarter of Fiscal 1995 compared with the prior year's quarter of 1.8%. Net income was $7.4 million in the second quarter of Fiscal 1995, up 91.5% from the $3.8 million in the year-ago quarter. Net income per share was $.40 in the second quarter of Fiscal 1995, compared with $.21 for the second quarter of Fiscal 1994.





















                                      -9-

                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)



Liquidity and Capital Resources

A change occurred in the Company's liquidity and capital resources as a result of the March 30, 1995 merger between United Stationers Inc. and Associated Holdings, Inc.; see Item 5 (Subsequent Events) for further details.

During the first six months of Fiscal 1995, funds to support the Company's working capital and capital expenditure requirements were generated from borrowings under the Company's Reducing Revolving Credit and Term Loan Agreement (the "Credit Agreement") and operating activities.

As of February 28, 1995 the Company had $136.0 million of borrowings outstanding under the Credit Agreement. The Credit Agreement, as amended, consists of a $130.0 million revolving credit facility ("Revolver") and a $30.0 million term loan ("Term Loan").

The Revolver provides for revolving credit loans up to the amount of the commitment until August 31, 1997, at the Company's option. The initial $130.0 commitment decreases quarterly to $83.6 million as of August 31, 1997 based on quarterly decreases which began in May 1994 as specified in the Credit
Agreement,   Under the terms of the Credit Agreement, the Company is required to pay a facility fee of 3/16 of 1% of the total available Revolver. The Term Loan matures on September 30, 1995 (or earlier upon certain subsequent offerings by the Company of debt or equity). Interest on both loans is payable at varying rates provided for in the Credit Agreement.

The Credit Agreement contains certain financial covenants covering the Company and its subsidiaries on a consolidated basis, including, without limitation, covenants relating to the consolidated current ratio, tangible net worth, capitalization, fixed charge coverage, capital expenditures and payment of dividends by the Company.

On February 28, 1995 the Company entered into a loan agreement which provides for an additional line-of-credit of $30.0 million. Under the terms of the loan agreement, the Company is required to pay a facility fee of 3/16 of 1% of the total face amount of the line-of-credit. The termination date for the line-of-credit is April 30, 1995. Interest is payable at varying rates provided for in the agreement. As of February 28, 1995, the Company has no outstanding balance under this agreement.

During the first six months of Fiscal 1995, capital expenditures totaled approximately $4.8 million.




                                     -10-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Meeting of Stockholders of United Stationers Inc. held on January 11, 1995, the following matters were voted on:


               1)   Election of Directors

                    Each of the following members of the Board of Directors
               was elected for the term listed below:

                    Class II Directors - term expiring in January 1998:

                    -    E. David Coolidge III
                    -    Jerold A. Hecktman
                    -    Jack Twyman


               2)   Adoption of Amendment to 1981 Stock Incentive Award
                    Plan

                    The adoption of amendments to the 1981 Stock Incentive Award Plan was approved. The results of the voting is as follows:

                    -    In favor                 13,829,099
                    -    Against                     691,749
                    -    Withheld                     30,111
                    -    Abstentions                  22,696


               3)   Adoption of Amendment to the Management Incentive Plan

                    The adoption of amendments to the Management Incentive Plan was approved. The results of the voting is as follows:

                    -    In favor                 14,079,991
                    -    Against                     416,592
                    -    Withheld                     52,575
                    -    Abstentions                  24,497








                                     -11-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 5         SUBSEQUENT EVENT

               On March 30, 1995, pursuant to an Agreement and Plan of Merger, dated as of February 13, 1995 (the "Merger Agreement"), between Associated Holdings, Inc., a Delaware corporation ("Associated") and United Stationers Inc., a Delaware corporation (the "Company"), Associated purchased 17,201,839 shares of Common Stock, $0.10 par value (the "Shares"), of the Company at a purchase price of $15.50 per share, or approximately $266.6 million in the aggregate, from the Company's stockholders in accordance with the terms of its tender offer (the "Offer") that expired on March 22, 1995. On March 30, 1995, pursuant to the terms of the Merger Agreement, Associated was merged with and into the Company, with the Company surviving (the "Merger"), and immediately thereafter, Associated Stationers, Inc., a Delaware corporation and wholly-owned subsidiary of Associated ("ASI") was merged with and into United Stationers Supply Co., an Illinois corporation and wholly-owned subsidiary of the Company ("USSC"), with USSC surviving. The acquisition of the Shares by Associated pursuant to the Offer together with the Mergers is referred to herein as the "Acquisition".

               Immediately following the Merger, the number of outstanding Shares was 5,857,923 (or 6,973,720 on a fully-diluted basis), of which (i) the former holders of Associated Common Stock and warrants or options to purchase Associated Common Stock in the aggregate owned 4,463,179 Shares constituting approximately 76.2% of the outstanding Shares and outstanding warrants or options for 1,115,797 Shares (collectively 80.0% on a fully-diluted basis) and (ii) pre-Merger holders of Shares (other than Associated-Owned Shares and Treasury Shares) in the aggregate owned 1,394,744 Shares constituting approximately 23.8% of the outstanding Shares (or 20.0% on a fully-diluted basis).

               The total amount of funds required by Associated to consummate the Acquisition, buy out the Company stock options, refinance certain existing indebtedness of USSC and ASI and pay related fees and expenses was approximately $558.5 million. In order to finance such amount, Associated, ASI, the Company and USSC entered into (i) a credit agreement (the "New Credit Facilities") with a group of banks and financial institutions led by The Chase Manhattan Bank (National Association) ("Chase Bank")




                                     -12-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 5         SUBSEQUENT EVENT (CONTINUED)

               providing for term loan borrowings of $200.0 million and revolving loan borrowings of up to $300.0 million and (ii) a senior subordinated bridge loan facility with The Roebling Fund, whose investors comprise a group of banks and financial institutions, including Chase Bank, in the aggregate principal amount of $130.0 million (the "Subordinated Bridge Facility"). In connection with the Acquisition, aggregate proceeds of approximately $416.5 million under the New Credit Facilities, together with the $130.0 million in proceeds of the bridge loan under the Subordinated Bridge Facility made by certain lenders to finance the purchase of a portion of the Shares in the Offer, were used to (i) finance the purchase of Shares pursuant to the Offer, (ii) refinance certain existing indebtedness of ASI, the Company and USSC, (iii) terminate the Company stock options, and
               (iv) pay certain of the fees, expenses and financing costs relating to the Acquisition. In addition, simultaneously with the consummation of the Offer, Associated obtained $12.0 million from the sale of additional shares of Associated Common Stock to certain existing holders of Associated Common Stock or warrants to purchase Associated Common Stock, which was used to finance the purchase of Shares pursuant to the Offer. The aggregate proceeds under the New Credit Facilities consist of $125.0 million under a tranche A term loan facility, $75.0 million under a tranche B loan facility and approximately $216.5 million under a revolving credit facility.

               As of March 30, 1995, the date of the Merger, various contingent obligations were incurred, primarily related to provisions under existing employment agreements.

















                                     -13-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

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


               (b) A report on Form 8-K was filed on February 13, 1995, reporting that, in Item 5, the Company had entered into the Merger Agreement and Plan of Merger with Associated Holdings, Inc.

























                                     -14-

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)




Date:   April 12, 1995         Jeffrey K. Hewson
                               Jeffrey K. Hewson
                               President and Chief Operating Officer




                               Ted S. Rzeszuto
                               Ted S. Rzeszuto
                               Vice President and Controller








Report on Form 10-Q for the quarter ended February 28, 1995.



















                                     -15-

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)



Date:   April  , 1995

                               Jeffrey K. Hewson
                               President and Chief Operating Officer





                               Ted S. Rzeszuto
                               Vice President and Controller








Report on Form 10-Q for the quarter ended February 28, 1995.



















                                     -15-

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS





                                                            Sequential
 Exhibit                                                       Page
 Number                                                       Number

   2              Not applicable
   4              Not applicable
  10              Not applicable
  11              Not applicable
  15              Letter regarding unaudited interim
                    financial information                       17
  18              Not applicable
  19              Not applicable
  22              Not applicable
  23              Consent of Experts and Counsel                18
  24              Not applicable
  27              Not applicable
  99              Not applicable































                                     -16-