Form 10-Q
period 1995-03-31
UNITED STATIONERS INC
filed 1995-05-15
CIK 355999

Securities and Exchange Commission
                             Washington, DC  20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For The Quarterly Period Ended March 31, 1995



                          UNITED STATIONERS INC.
           (Exact name of Registrant as specified in its charter)



            DELAWARE                   0-10653           36-3141189
(State or other jurisdiction of      (Commission      (I.R.S. Employer
incorporation or organization)       File Number)    Identification No.)



2200 East Golf Road, Des Plaines, Illinois               60016-1267
 (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:      (708) 699-5000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                      (1)  Yes    X    No
                      (2)  Yes    X    No



As of May 9, 1995, United Stationers Inc. had 5,624,486 shares of
Common Stock, $0.10 par value, and 403,906 shares of Nonvoting Common Stock, $0.01 par value, outstanding.



This Form 10-Q consists of 542 pages with the Index to Exhibits appearing on Page 25.

                                     INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Important Explanatory Note                                 3


     Condensed Consolidated Balance Sheets as of
     March 31, 1995 and December 31, 1994.                      4


     Condensed Consolidated Statements of Operations
     for the Three Months Ended March 31, 1995
     and March 31, 1994.                                        5


     Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1995 and
     March 31, 1994.                                            6


     Notes to Condensed Consolidated Financial Statements.      7


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.            13


PART II - OTHER INFORMATION                                    17


SIGNATURE                                                      24


INDEX TO EXHIBITS                                              25















                                      -2-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          IMPORTANT EXPLANATORY NOTE




On March 30, 1995, Associated Holdings, Inc. ("Associated") was merged with United Stationers Inc. (the "Company"). Although the Company was the surviving corporation in the merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the Condensed Consolidated Statements of Operations and Cash Flows for the periods ended March 31, 1995 and 1994 on Pages 5 and 6 in this Form 10-Q reflect the financial information of Associated and its consolidated subsidiary only. The Condensed Consolidated Balance Sheet as of March 31, 1995 on Page 4 of this Form 10-Q reflects the consolidated balances of Associated and the Company. The Condensed Consolidated Balance Sheet as of December 31, 1994 on Page 4 of this Form 10-Q reflects Associated only.

Please see Note 1, "Business Combination and Restructuring Charge" for further information relating to the merger and financial information contained herein. Please see Part II - "Other Information" for historical financial information for the two companies.



































                                      -3-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                    ASSETS
                                                (Unaudited)   (Audited)
                                                 March 31,    December 31,
                                                   1995          1994
CURRENT ASSETS
  Cash and cash equivalents                       $ 21,611     $  1,849
  Accounts receivable, net                         201,056       45,139
  Inventories                                      396,085       88,197
  Other current assets                              25,135        3,795
       Total Current Assets                       $643,887     $138,980

PROPERTY, PLANT AND EQUIPMENT, at cost            $236,150     $ 58,277
  Less-Accumulated depreciation and amortization   (13,820)    ( 12,830)
       Net Property, Plant and Equipment          $222,330     $ 45,447

GOODWILL, NET                                     $ 71,628     $  4,948
OTHER ASSETS, NET                                 $ 38,104     $  3,104

TOTAL ASSETS                                      $975,949     $192,479

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt and current maturities
    of long-term obligations                      $ 17,138     $  5,901
  Accounts payable                                 183,994       54,351
  Accrued liabilities                               88,694       18,994
  Other liabilities                                 13,435        3,280
     Total Current Liabilities                    $303,261     $ 82,526

DEFERRED TAXES                                    $ 31,469     $  2,060

LONG-TERM OBLIGATIONS:
  Senior Revolver Loan                            $199,708     $ 37,850
  Bridge Loan                                      130,000
  Senior Term Loan - Tranche A                     110,000        6,000
  Senior Term Loan - Tranche B                      74,000        9,557
  Other Long-Term Debt                              42,011
  Other Long-Term Liabilities                        4,401        4,872

TOTAL LONG-TERM OBLIGATIONS                       $560,120     $ 58,279

REDEEMABLE PREFERRED STOCK                        $ 23,761     $ 23,189

REDEEMABLE WARRANTS                               $ 11,879     $  1,650

STOCKHOLDERS' EQUITY                              $ 45,459     $ 24,775

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $975,949     $192,479


          The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



                                      -4-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)
                                              FOR THE THREE MONTHS ENDED
                                               March 31,     March 31,
                                                  1995          1994 *

NET SALES                                       $137,272      $123,850
COST OF GOODS SOLD                               103,568        94,162
     Gross profit                               $ 33,704      $ 29,688

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                  $ 28,949      $ 26,752
     Restructuring charge (Note 1)                 9,759

     Total operating expenses                   $ 38,708      $ 26,752

     Income (loss) from operations              $ (5,004)     $  2,936

INTEREST EXPENSE, net                              2,203         1,732

     Income (loss) before income taxes          $ (7,207)     $  1,204

INCOME TAXES (BENEFIT)                            (2,973)          462

     Net income (loss) before extraordinary
      item                                      $ (4,234)     $    742

EXTRAORDINARY ITEM - loss on early retire-
  ment of debt, net of taxes ($967) (Note 5)      (1,449)

NET INCOME (LOSS)                               $ (5,683)     $    742

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                        573           534

     Net income (loss) attributable to
       common shareholders                      $ (6,256)     $    208

Net Income (Loss) Attributable to Common
  and Common Equivalent Share (Primary and
  Fully Diluted):
     Earnings (loss) before extraordinary item     $(.80)        $ .05
     Extraordinary item                             (.24)

     Net income (loss) attributable to
       common and common equivalent share         $(1.04)        $ .05

Average Number of Common Shares Used
  in Primary Calculation                       5,998,077     4,090,433

Average Number of Common Shares Used
  in Fully Diluted Calculation                 5,998,077     4,138,023

*  Not reviewed by independent accountants.

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                                      -5-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)
                                                 FOR THE THREE MONTHS ENDED
                                                 March 31,      March 31,
                                                    1995          1994 *
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating
 activities                                       $   2,087       $ 3,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of the Company - net of cash
 acquired of approximately $14,500                $(257,259)      $
Capital expenditures                                   (182)         (242)

Net cash used in investing activities             $(257,441)      $  (242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                  $ 536,708       $
Retirements and payments of debt                   (266,920)       (1,000)
Net borrowings (repayment) under revolver            18,100        (1,500)
Financing costs                                     (24,873)
Issuance of common stock                             12,000
Other                                                  (154)         (151)

Net cash provided by (used in) financing
 activities                                       $ 274,861       $(2,651)

NET CHANGE IN CASH                                $  19,507       $   290

Cash and Cash Equivalents, beginning of period        2,104           991

Cash and Cash Equivalents, end of period          $  21,611       $ 1,281

Other Cash Flow Information
  Cash payments during the quarter for:
    Income taxes paid                             $   1,834       $   304
    Interest paid                                     2,050         1,720

  Noncash investing and financing activities:
    Common stock issued in exchange for
      services related to financing the
      acquisition of the Company                  $   2,100
    Common stock issued to retire a deferred
      obligation related to an agreement
      for contracted services                                     $ 9,000



*  Not reviewed by independent accountants.


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                                      -6-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge

On March 30, 1995, pursuant to an Agreement and Plan of Merger, dated as of February 13, 1995 (the "Merger Agreement"), between Associated Holdings, Inc., a Delaware corporation ("Associated") and United Stationers Inc., a Delaware corporation (the "Company") and Associated's related Offer to Purchase dated February 21, 1995 (the "Offer"), Associated purchased 17,201,839 shares of Common Stock, $0.10 par value (the "Shares"), of the Company at a purchase price of $15.50 per share, or approximately $266.6 million, from the Company's stockholders. On March 30, 1995, pursuant to the terms of the Merger Agreement, Associated was merged with and into the Company, with the Company surviving (the "Merger"), and immediately thereafter, Associated Stationers, Inc., a Delaware corporation and wholly owned subsidiary of Associated ("ASI") was merged with and into United Stationers Supply Co., an Illinois corporation and wholly owned subsidiary of the Company ("USSC"), with USSC surviving. The acquisition of the Shares by Associated pursuant to the Offer together with the Merger is referred to herein as the "Acquisition."

Immediately following the Merger, the number of outstanding Shares was 5,998,077 (or 6,973,720 on a fully diluted basis), of which (i) the former holders of Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, of Associated ("Associated Common Stock") and warrants or options to purchase Associated Common Stock in the aggregate owned 4,603,333 Shares constituting approximately 76.7% of the outstanding Shares and outstanding warrants or options for 975,643 Shares (collectively 80.0% on a fully diluted basis) and (ii) pre-Merger holders of Shares (other than Associated-owned Shares and treasury Shares) in the aggregate owned 1,394,744 Shares constituting approximately 23.3% of the outstanding Shares (or 20.0% on a fully diluted basis). As used in this paragraph, the term "Shares" includes shares of Nonvoting Common Stock, $0.01 par value, of the Company, which are immediately convertible into Shares for no additional consideration.

To finance the Offer, refinance existing debt of ASI, the Company and USSC, repurchase stock options and pay related fees and expenses, Associated, ASI, USSC and the Company entered into (i) new credit facilities ("New Credit Facilities") with a group of banks and financial institutions providing for term loan borrowings of $200.0 million and revolving loan borrowings of up to $300.0 million and (ii) a senior subordinated bridge loan facility in the aggregate principal amount of $130.0 million (the "Subordinated Bridge Facility"). In addition, simultaneously with the consummation of the Offer, Associated obtained $12.0 million from the sale of additional shares of Associated Common Stock, which proceeds were used to finance the purchase of a portion of the Shares pursuant to the Offer.






                                      -7-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

On May 3, 1995, USSC completed the issuance of $150.0 million of 12 3/4% Senior Subordinated Notes (the "Notes") due 2005. The net proceeds of the Notes (after discount and fees of approximately $5.5 million) were used to pay certain expenses, to repay the $130.0 million Subordinated Bridge Facility (together with $1.6 million in accrued and unpaid interest thereon), to repay a portion of the Tranche A and Tranche B term loans (totaling approximately $6.5 million) and provide working capital. In the event the necessary consents are obtained, the Company is permitted to redeem the Series B Preferred Stock (approximately $7.0 million).

Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation. The total purchase price of approximately $293.4 million was allocated to assets and liabilities of the Company based on the estimated fair value as of the date of acquisition. The allocation was based on preliminary estimates which may be revised at a later date. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of $66.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

Effective for 1995, the Company changed its fiscal year from a year-end of August 31 to December 31. A report on Form 8-K was filed on April 26, 1995, reporting that the Company had changed its fiscal year end to December 31. A Form 10-K will be filed by the Company by June 28, 1995 which will include audited financial statements for the period from September 1, 1994 through March 30, 1995, the date on which the Merger was consummated.

The Condensed Consolidated Balance Sheet combines Associated and the Company as of March 31, 1995 and reflects a preliminary allocation of the purchase price which may be revised at a later date. The Condensed Consolidated Balance Sheet as of December 31, 1994 reflects Associated only. The Condensed Consolidated Statements of Operations reflects the results of operations for Associated only for the three months ended March 31, 1995 and March 31, 1994. The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1995 and March 31, 1994 reflects that of Associated only, including the effects of the Acquisition and Merger.











                                      -8-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

The actual results for the quarter ended March 31, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) for costs expected to be incurred in connection with integration and transition (e.g., severance and the cost of closing certain facilities operated by Associated prior to the Merger) and compensation expense relating to employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million). The actual results for the quarter ended March 31, 1995 also include an extraordinary write-off of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to the debt retired. See Note 5 - Extraordinary Item.

The unaudited Pro Forma Combined Financial Statements for the two companies for the year ended December 31, 1994 were included in the Company's Form
8-K dated April 14, 1995.

The following summarized unaudited pro forma operating data for the three months ended March 31, 1995 and 1994 is presented giving effect to the Acquisition as if it had been consummated at the beginning of the respective periods and, therefore, reflects the results of the Company and Associated on a consolidated basis. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction. The estimated cost savings that the Company expects to realize ($26.0 million on a total year basis and $6.5 million on a quarterly basis) pursuant to its consolidation plan that has been approved by the Board of Directors of the Company have been reflected in the pro forma results as if the Company's consolidation plan had been implemented in full for the periods reflected. The Company plans to implement its consolidation plan over a 12-month period following the Acquisition.
















                                      -9-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

The pro forma income statement adjustments consisted of (i) estimated cost savings of $6.5 million that the Company expects to realize, (ii) increased depreciation expense resulting from the write-up of certain fixed assets to fair value, (iii) additional incremental goodwill amortization, (iv) additional incremental interest expense due to debt issued, net of debt retired, (v) reduction in preferred stock dividends due to the assumed retirement of the Series B Preferred Stock, which the Company is permitted to redeem pursuant to its New Credit Facilities.

     (In thousands of dollars, except      Pro Forma Quarter Ended March 31
     share data)  (unaudited)                   1995            1994

     Net sales                                $587,170       $503,919
     Net income                               $  9,409       $  4,405
     Preferred stock dividends issued
       and accrued                            $    442       $    393
     Net income available to common
       stockholders                           $  8,967       $  4,012
     Net income per common and common
       equivalent share:
          Primary                             $   1.30       $   0.98
          Fully diluted                       $   1.30       $   0.97
     Weighted average number of
       common shares outstanding:
          Primary                            6,894,076      4,090,433
          Fully diluted                      6,898,757      4,138,023


The pro forma net sales amount of $587.2 million for the first quarter of 1995 reflects $449.9 million in net sales for the Company and $137.3 million for Associated. The pro forma net sales amount of $503.9 million for the first quarter of 1994 reflects $380.1 million in net sales for the Company and $123.8 million for Associated.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.











                                     -10-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(2)  Changes in Accounting Principles

Effective January 1, 1995, Associated changed its method of valuing its inventory from the FIFO to the LIFO method. The Company previously valued the majority of its inventory under the LIFO method with the remainder of inventory valued under the FIFO method. Associated changed its method to conform to that of the Company. This change resulted in a charge to pre-tax income of approximately $0.5 million ($0.3 million net of tax benefit) or $.05 per common and common equivalent share for the quarter ended March 31, 1995. The cumulative effect of this accounting change for years prior to 1995 is not determinable, nor are the pro forma effects of retroactive application of the LIFO method to prior years. The Associated LIFO reserve as of March 31, 1995 was $0.5 million.


(3)  Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Associated Consolidated Balance Sheet as of December 31, 1994, which is condensed from the audited Consolidated Balance Sheet of Associated at that date. Certain prior-year amounts have been reclassified to conform with current-year presentations. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Other than the restructuring charge, the extraordinary item and the compensation expense relating to employee stock options, these adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented. Certain interim expense and inventory estimates are recognized throughout the fiscal year relating to marginal income tax rates, shrinkage, inflation and product mix. Any appropriate adjustments to reflect actual experience, which historically have been immaterial, will be recognized in the fourth quarter.


(4)  Review

Ernst & Young LLP, independent public accountants, have performed a review of the condensed consolidated financial statements referred to above. Since they did not perform an audit, they express no opinion on these statements. Refer to the Independent Accountant's Review Report included in this filing. A report on Form 8-K was filed on April 26, 1995, reporting that the Company had changed its independent public accountants effective with the first quarter of 1995.

                                     -11-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(5)  Extraordinary Item

The Extraordinary Item reflects the write-off of financing costs and original issue discount relating to the retired debt which was being amortized over the life of the original debt.


(6)  Net Income (Loss) Attributable to Common and Common Equivalent Shares

Net income (loss) per common and common equivalent shares is based on net income (loss) after preferred stock dividend requirements. Net income per common and common equivalent share in the first quarter of 1994 on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents. For the first quarter of 1995, the stock options and warrants were excluded from the calculation of net loss attributable to common and common equivalent shares as they would be anti-dilutive.

































                                     -12-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS




FISCAL 1995 COMPARED TO FISCAL 1994

THE MERGER, WHICH WAS CONSUMMATED ON MARCH 30, 1995, WAS ACCOUNTED FOR AS A REVERSE ACQUISITION; THEREFORE, THE FOLLOWING FIRST QUARTER OPERATING AND CASH FLOW DATA REFLECT THAT OF ASSOCIATED ONLY, INCLUDING THE EFFECTS OF THE ACQUISITION AND MERGER.

First Quarter Results

Net sales were $137.3 million for the first quarter of 1995, a 10.8% increase over net sales of $123.9 million in the comparable period in 1994. The sales growth reflects increased unit volume.

Gross profit as a percent of net sales increased to 24.6% in the first quarter of 1995 from 24.0% in the first quarter of 1994. The increase reflects higher levels of vendor volume allowances and increased forward-buying efforts in anticipation of future price increases. The increase was partially offset by a higher level of volume allowances earned by Associated's customers.

Operating expenses as a percent of net sales increased to 28.2% in the first quarter of 1995 from 21.6% in the first quarter of 1994. The increase includes a $9.8 million Merger related restructuring charge in 1995. The decrease in operating expenses as a percent of net sales before the restructuring charge is primarily due to improved productivity and higher sales volume, partially offset by merger related compensation expense relating to the redemption of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit). Operating expenses in the first quarter of 1995 as a percent of net sales before the restructuring charge and the compensation expense relating to the redemption of stock options were 20.0%.

Income (loss) from operations as a percent of net sales was a negative 3.6% in the first quarter of 1995 (a positive 3.5% before the restructuring charge) compared with a positive 2.4% in the first quarter of 1994.

Interest expense increased to $2.2 million in the first quarter of 1995 from $1.7 million in 1994. The increase is primarily due to higher interest rates.

Income (loss) before income taxes as a percent of net sales was a negative 5.3% in the first quarter of 1995 compared to a positive 1.0% in the first quarter of 1994. Net income (loss) before extraordinary items and preferred stock dividends was a negative $4.2 million (net income of $1.5 million before the restructuring charge) in the first quarter of 1995 compared to a positive $0.7 million in the first quarter of 1994. An extraordinary item, the loss on early retirement of debt related to the Merger of $2.4 million ($1.4 million after tax benefit), was recognized in the first quarter of 1995. The net income
(loss) attributable to common stock after the extraordinary item was a negative $6.3 million (net loss of $0.5 million before the restructuring charge) in the first quarter of 1995 compared to a positive $0.2 million in the year ago quarter.
                                     -13-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)




Liquidity and Capital Resources

Refer to "Item 5 - Subsequent Event" for additional disclosure regarding Liquidity and Capital Resources.

In connection with the consummation of the Acquisition, Associated received an equity investment of $12.0 million and borrowed an aggregate of $406.7 million under the New Credit Facilities and $130.0 million under the Subordinated Bridge Facility. The proceeds of these investments and borrowings were used to
(i) finance the purchase of Shares pursuant to the Offer, (ii) refinance certain existing indebtedness of Associated (including all amounts outstanding under the existing old Associated credit facilities) and indebtedness of the Company (including certain amounts outstanding under the old Company and USSC credit facilities), (iii) redeem Company employee stock options, and (iv) pay fees and expenses relating to the Acquisition.

The New Credit Facilities consist of $200.0 million of term loan borrowings ("Term Loan Facilities") and up to $300.0 million of revolving loan borrowings ("Revolving Credit Facility").

Prior to the offering of the Notes and the related prepayment of a portion of the Term Loan Facilities, the Term Loan Facilities consisted of a $125.0 million Tranche A term loan facility ("Tranche A Facility") and a $75.0 million Tranche B term loan facility ("Tranche B Facility"). Amounts outstanding under the Tranche A Facility are required to be repaid in 20 consecutive installments, the first four of which (each in the aggregate principal amount of $3.75 million) will be due on the last day of each of the first four calendar quarters commencing with the quarter ending June 30, 1995. Subsequent quarterly payments under the Tranche A Facility are each in the aggregate principal amount of $6.25 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1996 and $7.5 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1998. Amounts outstanding under the Tranche B Facility will be repaid in 28 consecutive quarterly installments, the first twenty of which (in the aggregate principal amount of $.25 million each) will be due on the last day of each of the first twenty calendar quarters commencing with the quarter ending June 30, 1995. The remaining eight installments in the aggregate principal amount of $8.75 million each will be due on the last day of each calendar quarter commencing with the quarter ending June 30, 2000. The final installments under the Tranche A Facility and the Tranche B Facility will be payable on March 31, 2000 and March 31, 2002, respectively.







                                     -14-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)




The Revolving Credit Facility is limited to the lesser of $300.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined in the New Credit Agreement); plus 50% of Eligible Inventory (as defined in the New Credit Agreement) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined). The Revolving Credit Facility provides that, for each fiscal year commencing January 1, 1996, the Company must repay revolving loans so that for a consecutive period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $200.0 million. The Revolving Credit Facility matures on March 31, 2000.

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of the domestic direct and indirect subsidiaries of USSC, certain of the stock of all of the foreign direct and indirect subsidiaries of USSC and security interests in and liens upon all accounts receivable, inventory, contract rights and other certain personal and certain real property of USSC and its domestic subsidiaries.

The agreement governing the New Credit Facilities (the "New Credit Facilities Agreement") contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. The Company is in the process of obtaining the consent of the requisite under the New Credit Facilities Agreement to permit the redemption of the Company's Series B Preferred Stock.

Immediately prior to the acceptance for payment of Shares in the Offer, Associated and ASI entered into the Subordinated Bridge Facility with The Roebling Fund, as agent and lender, and Chase Bank, as lender, providing for a bridge loan to ASI in the aggregate principal amount of $130.0 million. Upon consummation of the Merger, the obligations of Associated and ASI related to the Subordinated Bridge Facility were assumed by the Company and USSC, respectively. The Subordinated Bridge Facility was scheduled to mature on March 30, 1996. The Subordinated Bridge Facility bore interest at varying rates plus the applicable margin. The Subordinated Bridge Facility has been refinanced in full from a portion of the proceeds from the sale of $150.0 million of Notes issued under an indenture, dated as of May 3, 1995, among USSC, the Company, as guarantor, and The Bank of New York, as trustee (the "Indenture").

On March 30, 1995, the Company filed with the Secretary of State of the State of Delaware a certificate of the Powers, Designations, Preferences, and Rights of the Series A Preferred Stock, Series B Preferered Stock and Series C Preferred Stock of the Company (collectively, the "Preferred





                                     -15-
                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)




Stock"), which was duly authorized by the Company's Board of Directors. As a result of the Merger, each outstanding share (and fractions thereof) of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Associated was converted into one share (and corresponding fraction thereof) of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, of the Company.

Quarterly dividends currently accrue on the Preferred Stock at the respective rates of 10.0% for Series A and 9.0% for Series B and C per annum (or, when dividends are not paid in cash, 13.0% for Series A and 10.0% for Series B and
C), and may be paid in the form of additional shares of the respective series of Preferred Stock (except, in the case of the Series C Preferred Stock, for dividends payable after January 31, 1999, which must be paid in cash). Based upon the Company's anticipated operating results and the requirements under the New Credit Facilities Agreement and the Indenture, management expects to pay dividends on the Preferred Stock when such dividends become due and payable in kind (rather than in cash) for the foreseeable future.

The New Credit Facilities permit capital expenditures for the Company of up to $12.0 million for the post-Merger portion of its fiscal year ending December 31, 1995. Capital expenditures will be financed from internally generated funds and available borrowings under the New Credit Facilities.

Management anticipates making changes in the operations of the Company and Associated as conducted prior to the Acquisition. Consistent with its business strategy, since the consummation of the Acquisition on March 30, 1995, the Company has been implementing its consolidation plan to integrate its business with the business of Associated. Through the integration of distribution facilities and product lines in a manner designed to enable the Company to offer its customers increased service and product availability, the Company expects to improve its competitive position. In addition, the Company plans to achieve cost savings and other benefits from the elimination of redundant or overlapping functions and facilities and by minimizing overlapping products. Based on internally generated funds and the expected results of these changes, management believes that the Company's cash on hand, anticipated funds generated from operations and available borrowings under the New Credit Facilities will be sufficient to meet the short-term (less than twelve months) and long-term operating and capital needs of the Company after the Acquisition as well as to service its debt in accordance with its terms. There is, however, no assurance this will be accomplished.








                                     -16-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 5         SUBSEQUENT EVENT

               On May 3, 1995, USSC completed the issuance of $150.0 million of Notes. The net proceeds of the Notes (after discount and fees of approximately $5.5 million) were used to pay certain expenses, to repay the $130.0 million Subordinated Bridge Facility (together with $1.6 million in accrued and unpaid interest thereon), to repay a portion of the Tranche A and Tranche B term loans (totaling approximately $6.5 million) and working capital. In the event the necessary consents are obtained, the Company is permitted to redeem the Series B Preferred Stock (approximately $7.0 million).

               The Notes are unconditionally guaranteed on a senior subordinated basis (the "Guarantees") by the Company and any future domestic Restricted Subsidiary (as defined) of the Company.

               Interest on the Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 1995. The Notes are redeemable at the option of USSC, in whole or in part, at any time on or after May 1, 2000 at the redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to May 1, 1998, USSC may redeem up to $50.0 million principal amount of the Notes with the proceeds of one or more Public Equity Offerings (as defined) at 112.75% of the aggregate principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption; provided that Notes having an aggregate principal amount of at least $100.0 million remain outstanding immediately after any such redemption. Upon the occurrence of a Change of Control (as defined), each holder of the Notes may require USSC to repurchase all or a portion of such holder's Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

               The Notes and the Company's Guarantees are subordinated to all Senior Indebtedness (as defined) of USSC and Senior Guarantor Indebtedness (as defined) of the Company, respectively.









                                     -17-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 5         SUBSEQUENT EVENT (CONTINUED)

               The Indenture contains certain covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, transactions with affiliates, the existence of liens, disposition of proceeds of asset sales, the making of guarantees by restricted subsidiaries, transfers and issuances of stock of subsidiaries, the imposition of certain payment restrictions on restricted subsidiaries and certain mergers and sale of assets.

               The Notes have been designated as eligible for trading in the PORTAL Market.

               The Company and USSC have agreed to use their best efforts to file a registration statement with the Securities Exchange Commission under the Securities Act of 1993 with respect to a registered offer to exchange the Notes for similar notes (the "Exchange Offer"). The Exchange Offer is to be consummated within 150 days of the original issue date of the Notes. If certain events are not completed within the prescribed timetable for the consummation of the Exchange Offer, the interest rate borne by the Notes shall be increased, not to exceed one-half of one percent per annum, until the completion of such events.


ITEM 5         OTHER INFORMATION - HISTORICAL SUMMARY FINANCIAL INFORMATION

               The following historical financial information of the Company and its subsidiaries and Associated and its subsidiaries has been included for reference purposes.




















                                     -18-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 5    OTHER INFORMATION - HISTORICAL SUMMARY FINANCIAL INFORMATION
(Continued)        THE COMPANY - HISTORICAL

          The summary financial information of the Company set forth below for each of the fiscal years in the five-year period ended August 31, 1994 has been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The summary financial information for the six-month periods ended February 28, 1994 and 1995 is unaudited and in the opinion of management reflects all adjustments considered necessary for a fair presentation of such data. The results of operations for any interim period are not necessarily indicative of results of operations for the fiscal year and should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations of the Company" and "Historical Liquidity and Capital Resources of the Company" and the financial statements of the Company included in the Company's Form 10-K for the fiscal year ended August 31, 1994.
                                                         Six  Months  Ended
                              Year  Ended  August  31,           February 28,
(dollars in thousands)        1990        1991     1992      1993        1994
  1994                1995
                                                            (unaudited)
Income Statement Data:
Net sales         $933,178$951,109$1,094,275$1,470,115$1,473,024   $  740,585
$833,838
Gross profit on sales224,230218,708245,687344,519322,901     167,334  175,586
Operating expenses 195,863195,694219,285 298,405286,607 145,739145,469
Income from operations28,36723,01426,402  46,114 36,294 21,59530,117
Interest expense, net7,350  6,082  6,503   9,550 10,461 4,984  6,226
Income before income taxes 21,361 16,918  20,263 36,91926,058         16,697
23,953
Income taxes         8,523  7,008  8,899  15,559 10,309 6,929  9,648
Net income          12,838  9,910 11,364  21,360 15,749 9,768 14,305

Operating and Other Data:
EBITDA (1)        $ 43,851$ 41,912$  46,645$  67,712$  57,755$ 32,089 $ 40,949
EBITDA margin (2)     4.4%   4.4%   4.3%    4.6%   3.9%  4.3%   4.9%
Depreciation & amort.$ 15,140$ 18,912$  19,879$  21,243$  21,236$ 10,408   $
10,770
Net capital expenditures15,06715,7658,291 29,958 10,499 3,312  4,812

Balance Sheet Data (at period end):
Working capital   $134,420$135,347$ 214,611$ 216,074$ 239,827$287,308 $262,725
Total assets       401,661409,958601,465 634,786618,550655,029700,235
Total debt and capital
 leases (3)         73,683 73,123150,728 150,251155,803209,955198,485
Stockholders' investment177,777181,584223,387237,697246,010243,831256,541
____________


(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(2)  EBITDA margin represents EBITDA as a percentage of net sales.

(3) Total debt and capital leases includes current maturities but excludes original issue discount.


                                     -19-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 5    OTHER INFORMATION - HISTORICAL SUMMARY FINANCIAL INFORMATION
(Continued)         ASSOCIATED - HISTORICAL

          The summary financial information of Associated set forth below with respect to the years ended December 31, 1994 and 1993 and the period from January 31, 1992 (when certain of the assets and certain liabilities of ASI were acquired (the "Boise Transaction") from the Wholesale Division of Boise Cascade Office Products Corporation ("BCOP")) through December 31, 1992 has been derived from and should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations of Associated" and "Historical Liquidity and Capital Resources of Associated" and the financial statements of Associated included in the Company's Form 8-K filed April 14, 1995, which have been audited by Arthur Andersen LLP, independent public accountants. The data at and for the years ended December 31, 1990 and 1991 and the one month ended January 31, 1992 is derived from the unaudited financial statements of BCOP for such periods. Associated has accounted for the Boise Transaction using the purchase method of accounting. There are material operational and accounting differences between BCOP and Associated resulting from the Boise Transaction. Accordingly, the historical financial data of BCOP may not be comparable in all material respects with data of Associated.

                                  Predecessor (1) (2)
Associated
                                                                 January 1
January 31
                              Year Ended                to           to
Year Ended
                               December 31,        January 31,   December 31,
December 31,
(dollars in thousands)             1990 (3)       1991 (4)     1992 (5)
1992   1993           1994
                                    (unaudited)
Income Statement Data:
Net sales             $443,547 $411,343  $39,016$365,944 $462,531 $477,445
Gross profit           112,324  103,253    9,142  89,398  112,280  120,169
Operating expenses      90,773   88,374    7,723  79,889  102,274  103,020
Income from operations  21,551   14,879    1,419   9,509   10,006   17,149
Interest expense             -        -        -   4,782    6,263    6,753
Income before income taxes   -        -        -   4,727    3,743   10,396
Income taxes                 -        -        -   1,777      781    3,993
Net income                   -        -        -   2,950    2,962    6,403
Preferred stock dividends issued
  and accrued                -        -        -   1,449    2,047    2,193
Net income available for common
  stock shareholders         -        -        -   1,501      915    4,210

Operating and Other Data:
EBITDA (6)            $ 24,511 $ 18,028  $ 1,661$ 14,875 $ 16,481 $ 23,505
EBITDA margin (7)         5.5%     4.4%     4.3%    4.1%     3.6%     4.9%
Depreciation and amortization$  2,960$  3,149$   242$  5,366$  6,475$  6,356
Capital expenditures, net8,129      273     (36)   4,289    3,273      554

                                       Predecessor (1)
Associated
                                                        At December 31,
(dollars in thousands)                         1990 (3)     1991 (4)       1992
1993       1994
                                          (unaudited)
Balance Sheet Data:
Working capital                $ 60,726 $ 54,373$ 46,396 $ 57,302 $ 56,454
Total assets                    151,432  140,756 179,069  190,979  192,479
Total debt and capital leases (8)              -       -   78,297   86,350
64,623
Redeemable preferred stock            -        -  18,949   20,996   23,189
Redeemable warrants                   -        -   1,435    1,435    1,650
Total stockholders' or predecessor
  division equity               102,871   93,642  10,466   11,422   24,775
                                     -20-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 5    HISTORICAL SUMMARY FINANCIAL INFORMATION (Continued)
ASSOCIATED - HISTORICAL


(1) The capital structure and accounting basis of the assets and liabilities of the predecessor of ASI, BCOP, differ from those of Associated and ASI. Accordingly, certain of the financial information for periods before January 31, 1992 is not comparable to that for periods after January 31, 1992 and therefore is not presented in this table.

(2)The Predecessor operated as a segment of BCOP. BCOP did not allocate income tax or interest expense to the Predecessor. Accordingly, actual operating results for the Predecessor reflect only income from operations before interest expense and income taxes.

(3)Derived from the unaudited financial statements of BCOP at and for the year ended December 31, 1990.

(4)Derived from the unaudited financial statements of BCOP at and for the year ended December 31, 1991.

(5)Derived from the unaudited financial statements of BCOP for the one month ended January 31, 1992.

(6)EBITDA is defined as earnings before interest taxes, depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(7)EBITDA margin represents EBITDA as a percentage of net sales.

(8)Total debt and capital leases is defined as long-term debt including current maturities but excluding original issue discount, plus deferred obligations due to the holder of the Associated Class B redeemable preferred stock.






















                                     -21-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit
               Number

                2      Not applicable
                4      Instruments defining the rights of Security holders

                  (a)  Material Agreements:

                              (i) Credit Agreement dated as of March 30, 1995 among: Associated Stationers, Inc. (together with its successors and assigns, including United Stationers Supply Co.; Associated Holdings, Inc. (together with its successors and assigns, including United Stationers Inc.); The Chase Manhattan Bank (National Association, as agent for the lenders); and a group of lenders.

                              (ii) Indenture dated as of May 3, 1995 among:
                              United Stationers Supply Co.; United Stationers Inc., as guarantor; and The Bank of New York, as trustee.

                              (iii)Form of 12 3/4% Senior Subordinated Notes due 2005

                              (iv) Certificate of Powers, Designations,
                              Preferences, and Rights of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

                              (v)  Certificate of Ownership and Merger of
                              Associated Holdings, Inc. (which includes amendments to the Company's Restated Certificate of Incorporation).

                  10   Not applicble
                  11   Not applicable
                  15   Letter regarding unaudited interim
                                     financial information
                  18   Not applicable
                  19   Not applicable
                  22   Not applicable
                  23   Not applicable
                  24   Not applicable
                  27   Not applicable
                  99   Not applicable



                                     -22-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

          (b) A report on Form 8-K was filed on February 13, 1995, reporting that the Company had entered into the Merger Agreement with Associated.

               The following Form 8-K's were filed subsequent to the end of the quarter:

                A report on Form 8-K was filed on April 14, 1995, reporting a change in control, which included audited financial statements of the Company and its subsidiaries for the fiscal year ended August 31, 1994 and unaudited financial statements for the six months ended February 28, 1995, audited financial statements of Associated and its subsidiaries for the fiscal year ended December 31, 1994, and unaudited pro forma financial information based on historical financial information of Associated and the Company as of December 31, 1994.

                A report on Form 8-K was filed on April 26, 1995, reporting that the Company changed its fiscal year end from August 31 to December 31 and that the Company's Board of Directors appointed Ernst & Young LLP as independent accountants to replace Arthur Andersen LLP.



























                                     -23-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)






Date:    May 15, 1995          /s/Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer




































                                     -24-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)






Date:    May 15, 1995
                               Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer



































                                     -24-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS




          (a)  Exhibit
               Number

                2      Not applicable
                4      Instruments defining the rights of Security holders

                  (a)  Material Agreements:

                              (i) Credit Agreement dated as of March 30, 1995 among: Associated Stationers, Inc. (together with its successors and assigns, including United Stationers Supply Co.; Associated Holdings, Inc. (together with its successors and assigns, including United Stationers Inc.); The Chase Manhattan Bank (National Association, as agent for the lenders); and a group of lenders.

                              (ii) Indenture dated as of May 3, 1995 among:
                              United Stationers Supply Co.; United Stationers Inc., as guarantor; and The Bank of New York, as trustee.

                              (iii)Form of 12 3/4% Senior Subordinated Notes due 2005

                              (iv) Certificate of Powers, Designations,
                              Preferences, and Rights of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

                              (v)  Certificate of Ownership and Merger of
                              Associated Holdings, Inc. (which includes amendments to the Company's Restated Certificate of Incorporation).

                  10   Not applicble
                  11   Not applicable
                  15   Letter regarding unaudited interim
                                     financial information
                  18   Not applicable
                  19   Not applicable
                  22   Not applicable
                  23   Not applicable
                  24   Not applicable
                  27   Not applicable
                  99   Not applicable





                                     -25-