Form 10-K
period 1995-03-30
UNITED STATIONERS INC
filed 1995-06-28
CIK 355999

Securities and Exchange Commission
                           Washington, DC 20549

                                 FORM 10-K

(Mark One)
        r ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the period September 1, 1994 through March 30, 1995

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

      As of March 30, 1995, 18,596,582 shares of common stock were outstanding, and the aggregate market value of the shares of common stock held by nonaffiliates (based on the last sale price of such shares as quoted by NASDAQ on March 30, 1995) was approximately $39,971,121.




                   UNITED STATIONERS INC. AND SUBSIDIARY
                FORM 10-K TRANSITION REPORT FOR THE PERIOD
                 SEPTEMBER 1, 1994 THROUGH MARCH 30, 1995

                    Contents and Cross Reference Sheet
        Furnished Pursuant to General Instruction G(4) of Form 10-K


Form 10-KForm 10-K                                            Form 10-K
    Part  No.          Item No.                                 Description
Page No.

                  Important Explanatory Note                1
   I       1      Business                                  1
                    General                                 1
                    Products                                2
                    Customers                               2
                    Marketing and Sales                     2
                    Distribution                            3
                    Competition                             4
                    Employees                               4
                    Canadian Operations                     4
                    Hong Kong Trading Office                4
           2      Properties                                4
                    Executive Offices                       4
                    Regional Distribution Centers           4
                    Local Distribution Points               5
                    Canadian Facility                       5
                    Hong Kong Trading Office                5
           3      Legal Proceedings                         5
           4      Submission of Matters to a Vote of Security Holders 5
                    Executive Officers of the Registrant    6
   II      5      Market for Registrant's Common Equity and
                    Related Stockholder Matters            7-8
           6      Selected Financial Data                   9
           7      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   10-13
           8      Financial Statements and Supplementary Data   14-35
           9      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure     36
  III      10     Directors                               37-38
           11     Executive Compensation                  39-40
           12     Security Ownership of Certain Beneficial Owners
                    and Management                          41
           13     Certain Relationships and Related
                    Transactions                            42
   IV      14     Exhibits, Financial Statements, Schedules, and
                    Reports on Form 8-K                   43-48
Signatures                                                  49



                                  PART I

IMPORTANT EXPLANATORY NOTE

     On March 30, 1995, pursuant to an Agreement and Plan of Merger, dated as of February 13, 1995 (the "Merger Agreement"), between Associated Holdings, Inc., a Delaware corporation ("Associated") and United Stationers Inc., a Delaware corporation (the "Company") and Associated's related Offer to Purchase dated February 21, 1995 (the "Offer"), Associated purchased 17,201,839 shares of Common Stock, $0.10 par value (the "Shares"), of the Company at a purchase price of $15.50 per share, or approximately $266.6 million, from the Company's stockholders. On March 30, 1995, pursuant to the terms of the Merger Agreement, Associated was merged with and into the Company, with the Company surviving (the "Merger"), and immediately thereafter, Associated Stationers, Inc., a Delaware corporation and wholly owned subsidiary of Associated ("ASI") was merged with and into United Stationers Supply Co., an Illinois corporation and wholly owned subsidiary of the Company ("USSC"), with USSC surviving. The acquisition of the Shares by Associated pursuant to the Offer together with the Merger is referred to herein as the "Acquisition". Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

     Effective for 1995, the Company changed its fiscal year from a year end of August 31 to December 31. A report on Form 8-K was filed on April 26, 1995, reporting that the Company had changed its fiscal year end to December 31. This Transition Report on Form 10-K is being filed by the Company due to the cessation for accounting purposes of the Company as of
March 30, 1995.   The Form 10-K includes the final audited financial
statements of the Company through the date of cessation for the period September 1, 1994 through March 30, 1995. The following information reflects the Company prior to the Merger unless otherwise noted. The financial statements included in this filing reflect the Company's historical financial statements only, prior to the Merger, including the impact of certain merger-related costs.

     References to Fiscal 1995 included in this document refer to the transition period from September 1, 1994 through March 30, 1995. The fiscal years of 1994, 1993 and 1992 reflect twelve months ended August 31.

     The unaudited Pro Forma Combined Financial Statements for the merged companies for the year ended December 31, 1994 were included in the Company's Form 8-K dated April 14, 1995. See Note 1 to the Consolidated Financial Statements.

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


   The Company sells its products through a single national distribution network to more than 14,000 resellers, who in turn sell directly to end users. These products are distributed substantially within 24 hours through a computer-based network of warehouse facilities and truck fleets radiating from 58 distribution points. For the Fiscal 1995 transition period, no single dealer accounted for more than 4% of the Company's consolidated net sales. The Company's annual net sales to individual dealers represent only a portion of each dealer's total purchases from all sources.

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

    The Company's products are purchased from approximately 500 manufacturers. The Company has distribution contracts with certain suppliers, under which the Company's obligations to each individual supplier is not material. For the Fiscal 1995 transition period, no single supplier accounted for more than 11.5% of the total dollar amount of the Company's purchases. The Company historically has purchased on a purchase order basis.

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

   While United Stationers maintains and builds its business with these traditional dealers, the Company has also initiated programs with major office products superstore chains. The Company has placed catalog order stations in some of these stores, providing consumers the opportunity to order items that superstores do not typically stock.

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

   The Company produces numerous catalogs for placement with dealers' end-user customers, including: an annual General Line Catalog listing 22,000 items; an annual office furniture catalog featuring furniture and accessories; a quarterly Concept 2000 catalog offering approximately 1,000 high-volume commodity products; an annual Universal catalog promoting the Company's private-brand merchandise; an annual Computer Products Catalog offering hardware, peripherals and supplies; an annual Computer Concepts catalog; an annual Facilities Management Supply catalog featuring janitorial and sanitation supplies and ergonomic products; a business presentation products catalog; and Access, a new promotional catalog.

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

Employees
  At March 30, 1995, the Company employed approximately 3,600 persons. The Company considers its relationships with its employees to be satisfactory.

   Approximately 850 shipping, warehouse and maintenance employees at the Chicago, Detroit, Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by various collective bargaining agreements. These agreements expire at various times during the next three years.

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

Regional Distribution Centers
   The Company operates 30 Regional Distribution Centers located in the metropolitan areas of Chicago (Forest Park, Illinois); Detroit (Livonia, Michigan); Philadelphia (Pennsauken, New Jersey); Dallas, Texas; Boston (Woburn, Massachusetts); Los Angeles (The City of Industry, California); Atlanta (Norcross, Georgia); Baltimore (Harmans, Maryland); Cleveland (Twinsburg, Ohio); Minneapolis (Eagan, Minnesota); New York City (Edison, New Jersey); St. Louis (Greenville, Illinois); Albany (Coxsackie, New
York); Portland, Oregon; Phoenix (Tempe, Arizona); Sacramento, California; Salt Lake City, Utah; Seattle (Tukwila, Washington); Denver, Colorado; Houston, Texas; Lubbock, Texas; San Antonio, Texas; Tulsa, Oklahoma; Charlotte, North Carolina; Kansas City, Missouri; Memphis, Tennessee; Nashville, Tennessee; New Orleans (Harahan, Louisiana); Cincinnati (Springdale, Ohio); and
Ft. Lauderdale, Florida.

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


ITEM 3.  LEGAL PROCEEDINGS

   The Company is involved in legal proceedings arising in the ordinary course of business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders through the solicitation of proxies from March 1, 1995 through March 30, 1995.
















                   EXECUTIVE OFFICERS OF THE REGISTRANT

   The following information is included herein in accordance with General Instruction G(3) to Form 10-K. For the transition period, the Company's executive officers were as follows:

Name           Age *     Position

Joel D. Spungin (1)                       57    Chairman  of the  Board  of
                                          Directors   and  Chief  Executive
                                          Officer
Jeffrey K. Hewson (2)    51   President and Chief Operating Officer  and  a
Director
Allen B. Kravis (3)58    Senior Vice President and Chief Financial Officer
Steven R. Schwarz 41     Senior Vice President, Marketing
Robert H. Cornell 55     Vice President, Human Resources
Otis H. Halleen (4)60    Vice President, Secretary and General Counsel
Jerold A. Hecktman57     Vice President, Advertising and a Director
James A. Pribel   41     Treasurer
Ted S. Rzeszuto   42     Vice President and Controller
Ergin Uskup                      57   Vice President, Management
                                 Information Systems and
                                      Chief Information Officer

*  as of March 30, 1995

(1) Mr. Spungin resigned as Chairman of the Board of Directors and Chief Executive Officer as of March 20, 1995. Mr. Spungin remained as a member of the Board of Directors.
(2) On May 31, 1995, Mr. Hewson resigned as President and Chief Executive Officer of the Company. Mr. Hewson remained as a member of the Board of Directors.
(3) On February 1, 1995, Mr. Kravis resigned as Senior Vice President and Chief Financial Officer
(4) On April 1, 1995, Mr. Halleen resigned as Vice President, Secretary and General Counsel.

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

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Quarterly Financial Data1 (in thousands of dollars, except share data) Unaudited United Stationers Inc. and Subsidiary

                  Gross     NetNet IncomeDividends    Wtd. Avg.
            Net  Profit  Income  (Loss)    Paid       Shares
          Saleson Sales  (Loss)Per SharePer Share     3  Outstanding
Seven Months Ended March 30, 1995
First Quarter$  402,198$   84,957$    6,943$  0.37    $0.1018,590,672
Second Quarter  431,640   90,629  7,362    0.40       0.1018,595,600
Month of March 2146,737  31,132(21,539)  (1.16)       0.1018,596,582
Totals 2  $  980,575$206,718$  (7,234)$(0.39)$0.30    18,593,614


Year Ended Aug. 31, 1994
First Quarter$  370,597$  84,774$ 5,924   $0.32       $0.1018,582,939
Second Quarter369,988 82,560 3,844 0.21    0.10       18,587,082
Third Quarter360,02277,5412,235    0.12    0.10       18,588,828
Fourth Quarter372,41778,0263,746   0.20    0.10       18,590,226
Totals$1,473,024$322,901$15,749   $0.85   $0.40       18,587,282


Year Ended Aug. 31, 1993
First Quarter$ 365,321$ 81,824$ 5,111$0.28$0.10       18,539,129
Second Quarter378,81886,8095,573   0.30    0.10       18,555,082
Third Quarter365,79186,0564,826    0.26    0.10       18,567,498
Fourth Quarter360,18589,8305,850   0.31    0.10       18,576,370
Totals$1,470,115$344,519$21,360   $1.15   $0.40       18,559,600

1 Refer to accompanying financial statements and the notes thereto.
2 Reflects the impact of merger-related costs; See Note 1 to the Consolidated Financial Statements.
3 The payment of dividends by the Company was restricted by financial covenants of the Company's Credit Agreement as defined in Note 4 to the Consolidated Financial Statements. The future payment of dividends by the Company is restricted by financial covenants of the New Credit Facilities as described in
Note 1 to the Consolidated Financial Statements.



Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (continued)

Quarterly Stock Price Data
United Stationers Inc.
                                    Common Stock
                                     Price Range
                                   (Last Sale Price)
Seven Months Ended March 30, 1995Low        High
First Quarter             $   9 1/4       10 1/2
Second Quarter               10 1/8      15 5/16
Month of March               15 1/4       16 5/8
Year Ended Aug. 31, 1994        Low         High   Shown to the left is
the
First Quarter          $         13       16 1/4   last sale price of
the
Second Quarter               12 7/8       15 3/4   Company's common
stock,
Third Quarter                10 3/4       15 1/4   quoted by NASDAQ.
The
Fourth Quarter                8 7/8           11   Company's common
stock is
Year Ended Aug. 31, 1993        Low         High   included in the
National
First Quarter             $  12 1/2           16   Market System of the
Second Quarter               15 1/2           20   National Association
of
Third Quarter                16 1/4           19   Securities Dealers,
Inc. The
Fourth Quarter               12 3/4           17   number of holders of
record
                                                             of the
                                                   Company's common
                                                   stock as of March 30,
                                                   1995 was 1,340.


Item 6. Selected Financial Data1 (in thousands of dollars, except share data) United Stationers Inc. and Subsidiary
             Seven Months
          Ended                                                  Fiscal Year
Ended
For the Period EndedMarch 30, 1995Aug. 31, 1994Aug. 31, 1993Aug. 31, 1992 Aug. 31, 1991Aug. 31, 1990
Net Sales        $980,575$1,473,024$1,470,115$1,094,275$951,109$993,178
Gross Profit on Sales206,718322,901 344,519  245,687  218,708  224,230
Operating Expenses 3201,801286,607  298,405  219,285  195,694  195,863
Income from Operations4,917 36,294   46,114   26,402   23,014   28,367
Income Taxes        4,692   10,309   15,559    8,899    7,008    8,523
Net Income (Loss) (7,234)   15,749   21,360   11,364    9,910   12,838
Net Income (Loss) Per Common Share   (0.39)     0.85     1.15     0.71     0.64
0.83
Cash Dividends Declared and Paid Per Share0.30  0.40     0.40     0.40     0.40
0.40
Weighted Average Common Shares and
Common Share Equivalents Outstanding18,593,61418,587,28218,559,60016,088,450
15,518,654     15,494,772
Capital Expenditures -- Net 2 $       7,764$     10,499$     29,958$      8,291
$     15,765 $     15,067
As of Period End
Current Assets$   532,915$  435,791$442,471$  422,033$   277,229$   268,375
Total Assets      711,839  618,550  634,786  601,465  409,958  401,661
Current Liabilities275,315 195,964  226,397  207,422  141,882  133,955
Working Capital   257,600  239,827  216,074  214,611  135,347  134,420
Long-term Obligations189,905159,149 156,208  156,276   68,867   73,122
Stockholders' Investment233,125246,010237,697223,387  181,584  177,777
Common Shares Outstanding 18,596,58218,590,22618,576,63418,536,92615,518,555
15,504,606
Book Value Per Share Outstanding$       12.54$       13.23$       12.80    $
12.05        $      11.70$     11.47

1 Refer to accompanying financial statements and the notes thereto.
2 Includes capitalized leases.
3 Reflects the impact of merger-related costs for the seven months ended March 30, 1995; see Note 1 to the Consolidated Financial Statements.


            UNITED STATIONERS INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FISCAL 1995 COMPARED TO FISCAL 1994


Transition Period - September 1, 1994 through March 30, 1995

     Net sales were $980.6 million for the transition period of 1995, a 12.5% increase from net sales of $871.6 million in the comparable period a year ago. The increase primarily reflects growth in unit volume.

     Gross profit as a percent of net sales was 21.1% in the transition period of 1995, compared with 22.5% in the comparable year ago period. This lower margin rate reflects a shift in product mix and is consistent with the margin rate achieved in the latter half of Fiscal 1994 (twelve months ended
August 31).

     Operating expenses as a percent of net sales increased to 20.6% in the transition period of 1995 from 19.6% in the comparable period a year ago. The increase includes $27.8 million of merger-related costs consisting of employment contracts; insurance benefits; legal, accounting and other professional fees; stock options; and letter of credit fees and other. Operating expenses as a percent of net sales prior to the merger-related costs was 17.7% in 1995. This decline from the comparable period in 1994 is a result of savings in employee-related and freight-out expenses.

     Income from operations as a percent of net sales was .5% in the transition period of 1995, compared with 2.9% in the comparable period in 1994. Income from operations as a percent of net sales was 3.3% in 1995, excluding the merger-related costs.

     Other expense was $7.5 million in the transition period of 1995, compared with $5.7 million in the year-ago period. The increase was due to higher interest expense from increased debt to meet working capital and other capital expenditure needs and higher interest rates on borrowings.

     Income (loss) before income taxes as a percent of net sales was a loss of .3% in the transition period of 1995, compared to income of 2.3% in the comparable period of 1994. Net income (loss) was a loss of $7.2 million in 1995, compared with income of $11.5 million in 1994. Net income
(loss) per share was a loss of $0.39 in 1995, compared with income of $0.62 in 1994.

Fiscal 1994 Compared with Fiscal 1993

     Net sales were $1.5 billion for Fiscal 1994, a 0.2% increase over Fiscal 1993 reflecting a slight increase in unit volume. Sales in the early part of Fiscal 1994 were affected by a temporary drop in in-stock service levels and the discontinuing of nearly 12,000 items as a final step in the consolidation process of the June 1992 acquisition of Stationers Distributing Company. Sales were also negatively impacted by temporary, merger-related operational disruptions in the west and southwest regions. Sales grew in the fourth quarter by 3.4%, reversing the decline experienced in the prior two quarters.

     Gross margin decreased to 21.9% in Fiscal 1994 from 23.4% in Fiscal 1993. The decline primarily reflects higher levels of rebates and volume allowances earned by the Company's customers as a result of ongoing consolidations. In addition, gross margin was affected by a LIFO charge (an increase to "Cost of Sales") of $2.2 million in Fiscal 1994 versus LIFO income (a decrease to "Cost of Sales") of $4.7 million in Fiscal 1993, and a shift in product mix.

     Operating expenses as a percent of net sales decreased to 19.4% in Fiscal 1994 from 20.3% in Fiscal 1993. The decrease is the result of streamlining the Company's work processes and reducing payroll and freight expense.

     Income from operations as a percent of net sales was 2.5% in Fiscal 1994, compared with 3.1% in Fiscal 1993.

     Interest expense increased in Fiscal 1994 due primarily to additional debt incurred to support working capital and other capital expenditures. Income before income taxes decreased by 29.4% from Fiscal 1993 to Fiscal 1994. Net income per share was $0.85 for Fiscal 1994, a 26.1% decrease from the $1.15 for Fiscal 1993.

     Certain interim expense and inventory estimates are recognized throughout the fiscal year relating to shrinkage, inflation and product mix. The results of the year-end close and physical inventory reflected a favorable adjustment with respect to such estimates, resulting in approximately $0.5 million of additional net income, which is reflected in the fourth quarter of Fiscal 1994.

     The effective tax rates for the fiscal years ending August 31, 1994 and August 31, 1993 were 39.6% and 42.1%, respectively. The decrease is primarily due to the liquidation of a foreign subsidiary and a decrease in the effective state income tax rate, offset by an increase in the non-deductible losses in the Company's foreign operation and the non-deductible amortization of goodwill.

Fiscal 1993 Compared with Fiscal 1992

     Net sales were $1.5 billion for Fiscal 1993, a 34% increase over net sales of $1.1 billion for Fiscal 1992.
This increase was due to an increase in sales volume substantially attributable to the June 1992 acquisition of Stationers Distributing Company.

     Gross margin increased to 23.4% in Fiscal in Fiscal
1993 from 22.4% in Fiscal 1992, caused by LIFO income (a decrease to "Cost of Sales") of $4.7 million in Fiscal 1993 versus a LIFO charge (an increase to "Cost of Sales") of $2.7 million in Fiscal 1992 and a favorable product mix.

     Operating expenses as a percent of net sales increased to 20.3% in Fiscal 1993 from 20.0% in Fiscal 1992. This increase was the result of higher expense levels associated with offering a free-freight marketing program to customers and costs related to temporarily managing the separate product offerings of United Stationers and Stationers
Distributing. Also, delays in some of our merger-related facilities consolidations resulted in additional expenses.

     Income from operations as a percent of net sales was 3.1% in Fiscal 1993, compared with 2.4% in Fiscal 1992.

     Interest expense increased in Fiscal 1993 due primarily to the full-year impact of the additional debt incurred in connection with the acquisition of Stationers Distributing and the debt required to meet working capital and other capital expenditure needs.




     Income before income taxes increased by 82.2% from Fiscal 1992 to Fiscal 1993. Net income per share was $1.15 for Fiscal 1993, a 62.0% increase from the $0.71 for Fiscal
1992.

     Certain interim expenses and inventory estimates are recognized throughout the fiscal year relating to shrinkage, inflation and product mix. The results of the year-end close and physical inventory reflected a favorable adjustment with respect to such estimates, resulting in approximately $2.6 million of additional net income, which is reflected in the fourth quarter of Fiscal 1993.

     The effective tax rates for the fiscal years ending August 31, 1993 and August 31, 1992 were 42.1% and 43.9%, respectively. The decrease is primarily due to a decline in the non-deductible losses in the Company's foreign operation and a decrease in the effective state tax rate, offset by an increase in the Federal tax rate.

Liquidity and Capital Resources

     A change occurred in the Company's liquidity and capital resources as a result of the March 30, 1995 Merger between United Stationers Inc. and Associated Holdings,
Inc.; see Note 1 to the Consolidated Financial Statements.

     During the first seven months of 1995, funds to support the Company's working capital and capital expenditure requirements were generated from borrowings under the Company's Reducing Revolving Credit and Term Loan Agreement
(the "Credit Agreement") and operating activities.

     The decrease in net cash provided by operations in Fiscal 1994 ($8.1 million) compared with Fiscal 1993 ($36.0 million) was primarily attributable to a decrease in accrued liabilities, accounts payable and a decrease in net income, partially offset by a decrease in accounts receivable and inventory.

     Net cash used in investing activities in Fiscal 1992 included $37.3 million of cash as part of the purchase price of Stationers Distributing Company, Inc. (see Note 3 to the Consolidated Financial Statements). Net capital expenditures in Fiscal 1994, 1993 and 1992 were $10.5 million, $30.0 million and $8.2 million, respectively.

     Net cash provided by financing activities in Fiscal
1992 primarily reflects additional debt to finance the acquisition of Stationers Distributing Company, Inc.

     On March 30, 1995, the Company had $149.0 million of borrowings outstanding under the Credit Agreement. The
Credit Agreement, as amended, consisted of $130.0 million revolving credit facility ("Revolver") and a $30.0 million term loan ("Term Loan").

     The Revolver provided for revolving credit loans up to the amount of the commitment until August 31, 1997, at the Company's option. The initial $130.0 million commitment decreases quarterly to $83.6 million as of August 31, 1997 based on quarterly decreases which began in May 1994 as specified in the Credit Agreement. Under the terms of the Credit Agreement, the Company was required to pay a facility fee of 3/16 of 1% of the total available Revolver. The Term Loan matures on September 30, 1995 (or earlier upon certain subsequent offerings by the Company of debt or equity). Interest on both loans is payable at varying rates provided for in the Credit Agreement.

     The Credit Agreement contained certain financial covenants covering the Company and its subsidiaries on a consolidated basis, including, without limitation, covenants relating to the consolidated current ratio, tangible net worth, capitalization, fixed charge coverage, capital expenditures and payment of dividends by the Company.

     On February 28, 1995 the Company entered into a loan agreement which provided for an additional line of credit of $30.0 million. Under the terms of the loan agreement, the Company was required to pay a facility fee of 3/16 of 1% of the total face amount of the line of credit. The termination date for the line of credit is April 30, 1995. Interest is payable at varying rates provided for in the Agreement. As of March 30, 1995, the Company had a $6.0 million outstanding balance under this Agreement.

During the transition period of 1995, capital expenditures totaled approximately $7.8 million.












































Report of Independent Auditors



To the Stockholders and Board of
Directors of United Stationers Inc. :

     We have audited the accompanying consolidated balance sheet of United Stationers Inc. and Subsidiary as of March 30, 1995 and the related consolidated statements of operations, changes in stockholders' investment and cash flows for the seven months then ended. Our audit also included the financial statement schedule as of March 30, 1995 and for the seven months then ended listed in the index at Item 14 (A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiary at March 30, 1995 and the consolidated results of their operations and their cash flows for the seven months then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Chicago, Illinois
June 27, 1995
                         /S/ERNST & YOUNG LLP
 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of United Stationers Inc.:

     We have audited the accompanying consolidated balance sheets of UNITED STATIONERS INC. (a Delaware Corporation) AND SUBSIDIARIES as of August 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' investment and cash flows for fiscal years ended August 31, 1994, 1993 and 1992. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Stationers Inc. and Subsidiaries as of August 31, 1994 and 1993, and the results of its operations and its cash flows for the fiscal years ended August 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Chicago, Illinois,
October 6, 1994.
                         /S/Arthur Andersen LLP









Consolidated Statements of Operations (in thousands of dollars, except share data)
United Stationers Inc. and Subsidiary

                        Seven Months Ended                             Fiscal
Year Ended
                (Audited)(Unaudited)(Audited)(Audited)(Audited)
For the Period EndedMarch 30,March 31, Aug. 31, Aug. 31,Aug. 31,
                     1995    1994    1994    1993     1992

Net Sales        $980,575$871,585$1,473,024$1,470,115$1,094,275
Cost of Sales     773,857 675,7201,150,1231,125,596848,588

Gross profit on sales$206,718$195,865$322,901$344,519$245,687
Operating Expenses
Warehousing, marketing and
   administrative expenses$174,021$170,420$  286,607$298,405     $213,372
Merger-related costs27,780    - -     - -     - -      - -
Restructuring charge  - -     - -     - -     - -    5,913

Total operating expenses$201,801$170,420$  286,607$298,405  $219,285

Income from operations$    4,917$ 25,445$   36,294 $46,114  $  26,402
Other Income (Expense)
Interest expense$  (7,640)$(6,095)$ (10,722)$(9,849)$ (6,980)
Interest income       140     258     261     299      477
Other, net             41     117     225     355      364

Total other expense$  (7,459)$(5,720)$ (10,236)$(9,195)$ (6,139)

Income (loss) before income taxes $  (2,542)$19,725$  26,058     $36,919   $
20,263
Income Taxes        4,692   8,185  10,309  15,559    8,899

Net Income (Loss)$  (7,234)$11,540$   15,749$21,360$ 11,364
Weighted Average Number  of
Common Shares Outstanding18,593,61418,585,45118,587,28218,559,600     16,088,450

Net Income (Loss) per Common  Share$(0.39)  $0.62    $0.85  $1.15     $0.71
The accompanying notes to consolidated financial statements are an integral part of these statements.
Consolidated Balance Sheets (in thousands of dollars)
United Stationers Inc. and Subsidiary


                                  March 30, Aug. 31,Aug. 31,
Assets                                 1995     1994    1993

Current Assets

Cash and cash equivalents         $  14,515$   6,920$   7,889

Accounts receivable, less reserves for
  doubtful accounts of $4,775 in 1995,
  $4,010 in 1994 and $3,964 in 1993 188,672  187,565 188,396

Inventories                         306,741  225,794 229,760

Deferred income taxes and prepaid expenses22,98715,51216,426


Total current assets               $532,915 $435,791$442,471

Property, Plant and Equipment, at cost

Land and buildings                $  92,907 $ 92,099$  90,147

Fixtures and equipment              152,059  151,793 144,625

Leasehold improvements                   85       36      46


Total property, plant and equipment$245,051 $243,928$234,818

Less - Accumulated depreciation
  and amortization                  118,219  114,364  97,182

Net property, plant and equipment  $126,832 $129,564$137,636


Goodwill, net                     $  41,719 $ 42,369$  43,484

Other Assets                      $  10,373 $ 10,826$  11,195

Total assets                       $711,839 $618,550$634,786

The accompanying notes to consolidated financial statements are an integral part of these statements.





Consolidated Balance Sheets (in thousands of dollars, except share data) United Stationers Inc. and Subsidiary

                                  March 30, Aug. 31,Aug. 31,
Liabilities and Stockholders' Investment1995    1994    1993

Current Liabilities
Short-term debt and current maturities
of long-term obligations          $  43,501$   6,338$   3,448

Accounts payable                    146,222  121,793 150,374

Accrued expenses                     77,219   65,055  69,175

Accrued income taxes                  8,373    2,778   3,400


Total current liabilities         $275,315  $195,964$226,397

Deferred Income Taxes              $ 13,494 $ 17,427$ 14,484

Long-Term Obligations
Long-term debt                     $173,933 $149,465 146,735
Other liabilities                    15,972    9,684   9,473


Total long-term obligations        $189,905 $159,149$156,208

Stockholders' Investment
Preferred stock, no par value, authorized
  1,500,000 shares, no shares issued
   or outstanding           $            --$            --       $
- --

Common stock, $.10 par value, authorized
  40,000,000 shares, issued 18,610,929
  shares in 1995, 18,592,054 shares in
  1994 and 18,586,627 shares in 1993  1,861    1,859   1,859

Capital in excess of par value       91,912   91,729  91,687

Retained earnings                   139,495  152,448 144,292

Less -- 14,347 shares, 1,828 shares and 9,993
  shares of common stock in treasury at cost
  in 1995, 1994 and 1993, respectively(143)     (26)   (141)

Total stockholders' investment     $233,125 $246,010$237,697


Total liabilities and stockholders' investment$711,839$618,550   $634,786

The accompanying notes to consolidated financial statements are an integral part of these statements.
Consolidated Statements of Changes in Stockholders' Investment (in thousands of dollars, except share data)
United Stationers Inc. and Subsidiary

                  Number of        Capital in                  Total
                     Common  CommonExcess ofRetainedTreasuryStockholders'
                     Shares   StockPar ValueEarnings  StockInvestment
Balance, August 31, 199115,535,013$1,554$54,557$125,704$(231)$181,584
Net Income              - -     - -      --  11,364     - -   11,364
Issuance of common shares3,016,16930136,643     - -     - -   36,944
Cash dividends - $.40 per
  share on common stock - -     - -     - - (6,535)     - -  (6,535)
Disposition of treasury stock   - -     - -     - -     - -       30  30

Balance, August 31, 199218,551,182$1,855$91,200$130,533$(201)$223,387
Net Income              - -     - -     - -  21,360     - -   21,360
Issuance of common shares35,445   4     487     - -     - -      491
Cash dividends - $.40 per
  share on common stock - -     - -     - - (7,601)     - -  (7,601)
Disposition of treasury stock   - -     - -     - -     - -       60  60

Balance, August 31, 199318,586,627$1,859$91,687$144,292$(141)$237,697
Net Income              - -     - -     - -  15,749     - -   15,749
Issuance of common shares 5,427 - -      42     - -     - -       42
Cash dividends - $.40 per
  share on common stock - -     - -     - - (7,593)     - -  (7,593)
Disposition of treasury stock   - -     - -     - -     - -      115  115

Balance, August 31, 199418,592,054$1,859$91,729$152,448$ (26)$246,010
Net Loss                - -     - -     - - (7,234)     - -  (7,234)
Issuance of common shares18,875   2     183     - -     - -      185
Cash dividends - $.30 per share
      on common stock   - -     - -     - - (5,719)     - -  (5,719)
Acquisition of treasury stock   - -     - -     - -     - -    (117)  (117)

Balance, March 30, 199518,610,929$1,861$91,912$139,495$(143)$233,125

The accompanying notes to consolidated financial statements are an integral part of these statements.




Consolidated Statements of Cash Flows (in thousands of dollars)
United Stationers Inc. and Subsidiary
                                   (Audited)(Unaudited)(Audited)(Audited)(A
udited)
                                   March 30,March 31,Aug. 31,Aug. 31Aug. 31,
For the Period Ended                   1995    1994    1994    1993    1992
Cash Flows from Operating Activities
Net  Income  (Loss)                 $  (7,234)$  11,540$  15,749$  21,360$
11,364
  Adjustments to reconcile net income to net cash (used in)
 provided by operating activities, net of SDC purchase in 1992:
Loss on sale of fixed assets       $        200$       494$       579$       476
$         55
Depreciation and amortization        12,595  12,103  21,236  21,243  19,879
(Decrease)/increase in deferred taxes       (3,933)   1,298   2,943   2,261
(8,240)
Increase/(decrease) in accounts payable      24,429(64,918)(28,581)  15,259
7,195
Increase/(decrease) in accrued liabilities   17,260(14,407) (7,522)   3,655
(2,896)
(Increase)/decrease in accounts receivable  (1,107)   8,062     831(20,016)
(12,681)
(Increase)/decrease in inventories (80,947) (7,818)   3,966 (7,353)(15,776)
(Increase)/decrease in prepaid expenses     (7,475)   (752)     914   1,392
3,940
Increase in Other Assets            (1,341) (1,359) (2,007) (2,275) (5,378)
Net Cash  (Used in) Provided by Operating Activities      $(47,553)$ (55,757)
$    8,108                 $ 36,002$  (2,538)
Acquisition of property, plant and equipment         (7,799)$   (4,487)$ (1
0,719)                   $ (30,008)$  (8,342)
Proceeds from disposition of property, plant & equipment         35     200
220                              50     51
Payment for Purchase of SDC, Net of cash acquired of  $2,480            - -
- - -                             - -     - -(37,338)
Net Cash Used in Investing Activities      $  (7,764)$  (4,287)$ (10,499)$
(29,958)                  $ 45,629)
Cash Flows From Financing Activities
(Decrease)/increase in short-term debt     $   5,660$        33$ (2,855)$
(481)                      $  1,636
Payments on long-term obligations   (4,541) (1,269) (1,533) (4,537) (4,213)
Additions to long-term obligations   67,444  69,348  13,246   1,971  57,460
Issuance of common shares               185      25      42     491     164
Payment of dividends                (5,719) (5,738) (7,593) (7,601) (6,535)
(Acquisition)/disposition of treasury stock           (117)     115     115
60                               30
Net Cash Provided by (Used in) Financing Activities         $62,916$62,514
$  1,422                  $(10,097) $48,542
Net increase/(decrease) in cash and cash equivalents       $  7,595$  2,470
$  (969)                 $  (4,053)$     375
Cash and Cash Equivalents at the beginning of the period      6,920   7,889
7,889                        11,942  11,567
Cash and Cash Equivalents at the End of the Period $ 14,515 $10,359$  6,920
$    7,889                  $11,942
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
 Interest (net of amount capitalized)      $   6,851$  5,943$10,199$  8,972
$  6,722
 Income taxes                         9,257   6,054   6,229  18,395  14,489
Supplemental Schedule of Noncash Investing and Financing Activities:
Fair Value of Assets Acquired      $        - -$       - -$       - -$       - -
$175,359
Cash Paid                               - -     - -     - -     - -(39,818)
Common Stock Issued                     - -     - -     - -     - -    (36,780)
Liabilities Assumed/Incurred            - -     - -     - -     - -$    98,761
Investment in Business Venture     $       - -$       - -$      - -$     742
$         - -
The accompanying notes to consolidated financial statements are an integral part of these statements.
United Stationers Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Subsequent Event

    On March 30, 1995, pursuant to an Agreement and Plan of Merger, dated as of February 13, 1995 (the "Merger Agreement"), between Associated Holdings, Inc., a Delaware corporation ("Associated") and United Stationers Inc., a Delaware corporation (the "Company") and Associated's related Offer to Purchase dated February 21, 1995 (the "Offer"), Associated purchased 17,201,839 shares of Common Stock, $0.10 par value (the "Shares"), of the Company at a purchase price of $15.50 per share, or approximately $266.6 million, from the Company's stockholders. On March 30, 1995, pursuant to the terms of the Merger Agreement, Associated was merged with and into the Company, with the Company surviving (the "Merger"), and immediately thereafter, Associated Stationers, Inc., a Delaware corporation and wholly owned subsidiary of Associated ("ASI") was merged with and into United Stationers Supply Co., an Illinois corporation and wholly owned subsidiary of the Company ("USSC"), with USSC surviving. The acquisition of the Shares by Associated pursuant to the Offer together with the Merger is referred to herein as the "Acquisition." Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

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

    On May 3, 1995, USSC completed the issuance of $150 million of 12 3/4% Senior Subordinated Notes (the "Notes") due 2005. The net proceeds of the Notes (after discount and fees of approximately $5.5 million) were used to pay certain expenses, to repay the $130.0 million Subordinated Bridge Facility (together with $1.6 million in accrued and unpaid interest thereon), to repay a portion of the Tranche A and Tranche B term loans (totaling approximately $6.5 million) and provide working capital. In the event the necessary consents are obtained, the Company is permitted to redeem the Series B Preferred Stock (approximately $7.0 million).



    The New Credit Facilities contain certain financial covenants covering the Company and its subsidiaries on a consolidated basis, including, without limitation, covenants relating to tangible net worth, capitalization, fixed charge coverage, capital expenditures and payment of dividends by the Company.

    Effective for 1995, the Company changed its fiscal year from a year end of August 31 to December 31. The financial statements included herein represent the final financial statements of the Company through the date of the consummation of the Merger. Future financial statements of the Company will reflect Associated and its acquisition of the Company, and will be on the basis of a December 31 fiscal year end.

    As part of the Merger, the Company incurred approximately $27.8 million of merger-related costs. The amount consisted of employment contracts ($9.6 million); insurance benefits ($7.4 million); legal, accounting and other professional services fees ($5.2 million); stock options ($3.0 million); and letter of credit fees and other ($2.6 million).
Notes to Consolidated Financial Statements
United Stationers Inc. and Subsidiary

2.  Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of United Stationers Inc. and its wholly owned subsidiary ("the Company").
Investments in 20% to 50% owned companies are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with current-year presentations.

Revenue Recognition

    Sales and provisions for estimated sales returns and allowances are recorded at the time of shipment.

Cash and Cash Equivalents

    Investments in low-risk instruments that have original maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost which approximates market value. The Company's cash equivalent policy conforms to the requirements of Financial Accounting Standard No. 95.

Inventories

    Inventories constituting approximately 82% of total inventories at March 30, 1995, August 31, 1994 and August 31, 1993 have been valued under the last-in, first-out (LIFO) method with the remainder of the inventory valued under the first-in, first-out (FIFO) method. Inventory valued under the FIFO and LIFO accounting methods are recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventories, merchandise inventories would have been approximately $21,797,000, $18,854,000 and $16,679,000 higher than reported at March 30, 1995, August 31, 1994 and August 31, 1993, respectively.

    In 1994, liquidations of certain LIFO inventories had the effect of increasing net earnings by $830,000 or $0.04 per share.

Depreciation and Amortization

    Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets.

    The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements and assets under capital leases are amortized over the lesser of their useful lives or the term of the applicable lease.

    Goodwill reflecting the excess of cost over the value of net assets of businesses acquired is being amortized on a straight-line basis over 40 years. The cumulative amount of goodwill amortized at March 30, 1995, August 31, 1994 and August 31, 1993 is $2,965,000, $2,315,000 and
$1,200,000, respectively.


Software Capitalization

    The Company capitalizes major internal and external systems development costs determined to have benefits for future periods. Amortization expense is recognized over the periods in which the benefits are realized, generally not to exceed three years. Systems development costs capitalized were $1,896,000, $2,166,000, $1,955,000 and $4,202,000 in 1995, 1994, 1993
and 1992, respectively. Amortization expense was $1,795,000, $2,376,000, $2,946,000 and $3,384,000 in 1995, 1994, 1993 and 1992, respectively.

Fair Value of Financial Instruments

    The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values.

    Borrowings under the Company's Reducing Revolving Credit and Term Loan Agreement are considered to be at fair market value. The Company had approximately $62.4 million, $62.7 million and $66.1 million of long-term debt (excluding borrowings under the Company's Reducing Revolving Credit and Term Loan Agreement) outstanding as of March 30, 1995, August 31, 1994, and August 31, 1993, respectively. The approximate fair value was $61.3 million, $59.8 million and $68.0 million as of March 30, 1995, August 31, 1994 and August 31, 1993, respectively. The fair value is based on the current rates offered to the Company for debt of similar maturities. The fair values on the long-term debt financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange and exclude any liquidation or origination costs.

Foreign Currency Translation

    All assets and liabilities of the Company's foreign operations are translated at current exchange rates. Revenues and expenses are translated at average exchange rates for the year in accordance with Statement of Financial Accounting Standard No. 52. The amounts for all years presented were immaterial.

Earnings Per Share

    Earnings per share and the effect on earnings per share of potentially dilutive stock options are computed by the treasury stock method. This computation takes into account the weighted average number of shares outstanding during each year, outstanding stock options and their exercise prices, and the market price of the stock throughout the year. The exercise of outstanding stock options would not result in a material dilution of earnings per share.
3.  Business Combination and Restructuring Charge


    On June 24, 1992, the Company acquired all of the outstanding capital stock of SDC Distributing Corp., parent of Stationers Distributing Company, Inc. ("SDC"). The results of operations of SDC have been included in the Company's consolidated financial statements since June 25, 1992.

    The following summarized unaudited pro forma results of operations for the years ended August 31, 1992 and 1991 assume the acquisition occurred at the beginning of the respective periods. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

(in thousands of dollars, except share data) (unaudited):

                                        1992                      1991


    Net Sales                     $1,445,900                $1,378,734
    Net Income                        20,444                    14,070
    Net Income per Share                1.10                      0.76






    In the fourth quarter of 1992, the Company recorded a $5.9 million pre-tax restructuring charge related to severance payments and closing of certain facilities associated with the acquisition.



4.   Long-Term Debt

 Long-term debt consists of the following amounts (in thousands of dollars):
                                                        1995    1994    1993
Mortgages, 9.0% to 12.5%, due in installments until 2002, secured by the
Regional
   Distribution Centers in Livonia, Michigan; Pennsauken, New Jersey; Dallas, Texas; Woburn, Massachusetts; and The City of Industry, California$ 12,908
$ 13,182                                            $ 13,615
Industrial development bonds, interest at 69% of prime, maturing in 2015, secured
   by land, buildings and certain equipment located in Edison, New Jersey8,000
8,000                                                  8,000
Industrial development bonds, at market interest rates, maturing at various dates
   through 2011                                       14,300  14,300  14,300
Industrial development bonds, at 66% to 79% of prime, maturing at various dates
   through 2005                                       15,500  15,500  15,500
Unsecured loan, at 9.65%, maturing at various dates through 199811,45011,450 14,300
Other long-term debt                                     276     303     356
Term Loan                                             30,000  30,000  30,000
Revolver                                             125,000  63,000  54,000

                                                    $217,434$155,735$150,071

Less -- current maturities                            43,501   6,270   3,336

                                                    $173,933$149,465$146,735
          The prevailing prime interest rate at March 30, 1995, August 31, 1994 and August 31, 1993 was 9.0%, 7.8%, and 6.0%, respectively.

          The Company has a $160.0 million Reducing Revolving Credit and Term Loan Agreement ("Credit Agreement") with a group of seven lenders (the "Lenders"). The Credit Agreement consists of a $130.0 million revolving credit facility ("Revolver") and a $30.0 million term loan ("Term Loan"). Proceeds are used to finance working capital requirements and capital expenditures of the Company.

          The Revolver provides for revolving credit loans up to the amount of the commitment until August 31, 1997, at the Company's option. The initial $130.0 million commitment decreases to $83.6 million as of August 31, 1997 based on quarterly decreases which began in May 1994 as specified in the Credit Agreement. As of August 31, 1994, the Revolver commitment is $126.0 million. Under the terms of the Credit Agreement, the Company is required to pay a facility fee of 3/16 of 1% of the total available Revolver. The Term Loan (as amended) matures on September 30, 1995 (or earlier upon certain subsequent offerings by the Company of debt or equity). The Term Loan can be prepaid without penalty. Interest on both loans is payable at varying rates provided for in the Credit Agreement.

          On February 28, 1995, the Company entered into a $30.0 million line of credit with a major bank. This credit facility was entered into to meet seasonal requirements after the Revolving Credit and Term Loan Agreement was fully utilized, and bore interest at agreed upon market rates. The Company had $6.0 million outstanding under this agreement immediately prior to the Merger. This agreement was terminated in connection with the Merger.

     The Credit Agreement contains certain financial covenants covering the Company and its subsidiaries on a consolidated basis, including, without limitation, covenants relating to the consolidated current ratio, tangible net worth, capitalization, fixed charge coverage, capital expenditures and payment of dividends by the Company.

     The net book value of assets subject to secured mortgages and industrial development bonds as of March 30, 1995, August 31, 1994 and August 31, 1993 was $28,128,000, $28,610,000 and $28,962,000, respectively.

     Maturities of long-term debt (excluding amounts borrowed under the Credit Agreement), for the following periods as indicated, are as follows (in thousands of dollars):


     Year  (except 1995)                            Amount
     Nine Months Ending December 31, 1995          $ 6,125
     1996                                            8,167
     1997                                            8,218
     1998                                            8,824
     1999                                            6,129
     Later years                                    24,971
                                                   $62,434


      As part of the Merger, approximately $180 million of debt at March 30, 1995 was refinanced. The refinanced debt consisted of various mortgages, the Edison, New Jersey industrial development bonds, the private placement loan, the Term Loan, and Revolver.






















5.  Pension Plans and Postretirement Benefits


    The Company has pension plans in effect for substantially all employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with current tax laws.

    The Company also has a non-contributory, non-qualified plan ("Supplemental Benefit Plan") in effect for certain executives. The Company has not funded this plan.

    Pension expense in 1995, 1994, 1993 and 1992 was approximately $1,707,000, $1,755,000, $1,269,000 and $866,000, respectively.

    The following table sets forth the plans' funded status at March 30, 1995, August 31, 1994 and August 31, 1993 (in thousands of dollars):

                                                             Supplemental
                                             Pension Plans
Benefit Plan
                                 1995    1994    1993 1995  1    1994    1993
Actuarial Present Value of Benefits Obligation
   Vested benefits            $16,446 $15,215 $15,063   $   0 $   549   $ 442
   Non-vested benefits          1,682   1,887   1,702       0      16       4
Accumulated benefits obligation$18,128$17,102 $16,765   $   0 $   565   $ 446
Effect of projected future compensation levels  2,511   2,9822,356          0
328                               119
Projected benefits obligation $20,639 $20,084 $19,121   $   0 $   893    $565
Plan assets at fair value      22,683  21,000  20,875       0      --     - -
Projected benefits obligation less than
   (in excess of) plan assets $ 2,044 $   916$  1,754   $   0 $ (893)  $(565)
Unrecognized net gain due to past
   experience different from assumptions  (914)   266(279)          0     189
(9)
Unrecognized prior service cost 1,101   1,347   1,270       0     131     160
Unrecognized net (asset) obligation at
   September 1, 1985 to be amortized over
   3 to 12 years in 1995 and 1994
   4 to 13 years in 1993        (412)   (467)   (561)       0      90     120
Prepaid (accrued) pension liability recognized
   in Consolidated Balance Sheets$ 1,819 $ 2,062$2,184   $  0  $(483)  $(294)

1 The Supplemental Benefit Plan was funded and paid out as a result of the merger.

     The plans' assets consist of debt securities, equity securities and government securities. Net periodic pension cost for 1995, 1994, 1993 and 1992 for pension and supplemental benefits plans includes the following components (in thousands of dollars):



                                        1995    1994    1993    1992
Service cost - benefits earned during the period$1,084$1,863  $1,293  $1,055
Interest cost on projected benefits obligation   909   1,436   1,209  952
Actual return on assets                (780)     263 (3,235)   (983)
Net amortization and deferral            494 (1,807)   2,002   (158)


Net periodic pension cost             $1,707  $1,755  $1,269$    866


     The projected benefit obligations for 1995, 1994, 1993 and 1992 were determined using an assumed discount rate of 7.5%, 7.5%, 7.25%, and 7.5%, respectively. In 1995, 1994, 1993, and 1992, the assumed rate of compensation increase ranged from 0% to 5.5%. The expected long-term rate of return on assets used in determining net periodic pension cost was 7.5%.

     The Company provides an unfunded health care plan to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductibles, co-payment provisions and other limitations.

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 106 (SFAS 106), "Employer's Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires companies to accrue the expected cost of postretirement health care and life insurance benefits throughout the employee's active service period. Previously, postretirement health care costs were recognized as claims were paid. The Company elected to amortize the unfunded Accumulated Postretirement Benefit Obligation over 20 years.

     The assumed health care average cost trend rate used in measuring the APBO at March 30, 1995 was 11.0% in 1995 and 3% in 1996 and beyond. Beginning in 1996, retirees will pay the difference between actual plan costs and the portion of cost paid by the Company which is limited to a cost trend rate of 3%. The assumed discount rate was 7.75%. A 1% increase in the care cost trend rate would increase the APBO as of March 30, 1995 by approximately $339,000 and the sum of the 1995 annual service cost and interest cost by approximately $35,000.







     The cost of postretirement health care benefits for the seven months ended March 30, 1995 and the year ended August 31, 1994 are as follows (in thousands of dollars):


                                    1995      1994

Service cost                    $    109   $   246
Interest on accumulated benefits obligation    106       146
Amortization of transition obligation        58     100
Net postretirement benefit cost $    273   $   492

The following table sets forth the amounts recognized in the Company's Balance Sheet at March 30, 1995 and August 31, 1994 (in thousands of dollars):

                               March 30,  Aug. 31,
                                    1995      1994

Retirees                     $     (781)$    (601)
Other active plan participants   (1,758)   (1,634)
Total APBO                    $  (2,539) $ (2,235)
Unrecognized transition obligation 1,838     1,897
Unrecognized net loss (gain)          63      (76)
Accrued postretirement benefit obligation$    (638)$    (414)


     Prior to 1994, the cost of providing postretirement health care benefits, net of retiree contributions, was $46,777 in 1993 and $33,396 in 1992.

     The Company has a qualified Profit Sharing Plan in which all salaried employees and certain hourly paid employees of the Company are eligible to participate upon completion of six consecutive months of employment. The Profit Sharing Plan provides for annual contributions by the Company in an amount determined by the Board of Directors. The Plan also permits employees to have contributions made as 401(k) salary deferrals on their behalf and to make after-tax voluntary contributions. The Plan provides that the Company may match employee contributions as 401(k) salary deferrals. Company contributions to the Plan for both profit sharing and matching of employee contributions were approximately $0.8 million in 1995, $0.5 million in 1994, $1.4 million in 1993 and $1.0 million in 1992.


6.  Stock Incentive Plans


    As a result of the change in control of the Company, the Company paid out approximately $3.0 million to option holders representing the difference between the tender offer price of the stock ($15.50 per share) and the option exercise price. The amount was included in merger-related costs in 1995.

    Under the Directors' Stock Option Plan, the Company granted options for 7,500 shares at a price of $13.75 per share in 1995, 7,500 shares at a price of $15.25 per share in 1994 and 7,500 shares at a price of $19.25 per share in 1993. The Directors' Option Plan provides for the granting of options covering up to 100,000 shares of the Company's common stock, subject to anti-dilution adjustments. Options are exercisable at any time after they are granted, but for not more than ten years after the option's grant. As of the period ended 1995, 1994, and 1993, 0, 41,000 and 45,500 options, respectively, were outstanding at a price range of $8.75 to $22.13 per share.

During fiscal 1995, options for a total of 100,000 shares at $10.50 were granted to certain officers. The grant was approved at the 1995 Annual Meeting held in January.

    Under the Company's 1981 Stock Incentive Award Plan, options outstanding had an exercisable life of either five, six or ten years from the date of grant. The Company granted certain officers 15,000 and 16,700 shares of restricted stock in 1992 and 1991, respectively. There have been no restricted stock grants since 1992. The grants of restricted shares resulted in deferred compensation expense of $699,000 of which $16,000, $39,000, $132,000 and $185,000 was recognized in 1995, 1994, 1993 and 1992, respectively. The unrecognized portion of deferred compensation was $0, $16,000 and $55,000 as of March 30, 1995, August 31, 1994 and August 31,
1993, respectively. Under the terms of the grant, the stock does not vest to the employee until completion of three years of employment after the date of grant. The 1981 Stock Incentive Award Plan was terminated by the Company's Board of Directors on March 30, 1995.

    In 1989, the Board of Directors terminated the 1985 Non-qualified Stock Option Plan so that no further stock options would be issued under this plan. The termination of the plan did not affect the options previously granted and outstanding. No option could have been exercised more than ten years after its grant.

    The following table summarizes the transactions of the 1981 and 1985 Option Plans for 1995, 1994 and 1993.







1981 Stock Incentive Award Plan  Option Price      Option Price      Option
Price
(excluding restricted stock) 1995   Range      1994   Range      1993Range

Options outstanding at
  beginning of the period1,135,060$8.64-$19.39891,350$8.64-$19.39995,520 $8.64-
$19.39
Granted           100,000  $10.50 401,050$10.00-$16.2518,000$13.75-$14.00
Exercised        (22,860)$8.64-$9.29(3,520)$ 8.64-$13.75(37,040)$8.64-$17.48
Cancelled 1   (1,212,200)$8.64-$19.39(153,820)$ 8.64-$19.39  (85,130)$8.64-
$19.39

Options outstanding at end
  of the period       - -          1,135,060        891,350

1985 Non-qualified Stock Option Price    Option Price      Option Price
 Option Plan         1995   Range    1994     Range    1993     Range

Options outstanding at
  beginning of the period 109,500$14.78-$18.09109,500$14.78-$18.09143,000
$14.78-$18.09
Granted               - -     - -     - -       - -     - -       - -
Exercised             - -     - -     - -       - - (5,000)    $18.09
Cancelled 1     (109,500)$14.78-$18.09            - -   - -  (28,500)$14.78-
$18.09

Options outstanding at end
of the period         - -         109,500           109,500


1 As a result in change in control of the Company, the Company paid out to option holders the difference between the tender offer price of the stock ($15.50 per share) and the option exercise price. The total amount was included in merger-related costs in 1995.

7.  Leases


    The Company has entered into several non-cancelable long-term leases on property and equipment. Future minimum lease payments for non-cancelable leases in effect at March 30, 1995 having initial remaining terms of more than one year are as follows (in thousands of dollars):

                                        Operating Leases
                                      LeaseSublease    Net Lease
Year  (except 1995)             Payments    Income     Payments

1995 - Nine months ending Dec. 31, 1995$  9,165$  617  $  8,548
1996                               9,894       269         9,911
1997                               7,712       199         7,513
1998                               5,811       146         5,665
1999                               4,275        61         4,067
Later years                       14,263    - -          14,263
Total minimum lease payments     $51,120    $1,292     $49,967


     Rental expense for all operating leases was approximately $7,731,000, $13,549,000, $14,917,000 and $11,546,000 in 1995, 1994, 1993 and 1992,
respectively.





















8.  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which was adopted in 1992.

    The Company does not intend to provide Federal income taxes on the undistributed earnings for its foreign subsidiaries. The Company's policy is to leave the income in the country of origin until such time as all Federal income tax due upon its distribution will be fully offset by foreign tax credits. As of March 30, 1995, neither foreign subsidiary had undistributed earnings.

     The Company provides for income taxes at statutory rates based on income reported for financial statement purposes. A summary of income tax expense is shown below (in thousands of dollars):
                               1995    1994    1993    1992
Taxes currently payable
    Federal                 $14,122  $7,059  $7,972  $8,565
    Other tax credits             -     (5)    (10)    (37)
    State                     2,584   1,591   2,274   2,501
Prepaid and deferred taxes (12,014)   1,664   5,323 (2,130)
                           $  4,692 $10,309 $15,559  $8,899

     The deferred tax assets and liabilities result from timing differences in the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands of dollars):

                                March 30, 1995                  August 31, 1994
Aug. 31, 1993
                             AssetsLiabilitiesAssetsLiabilities AssetsLiabi
lities
Reserves for returns, rebates and allowances$18,869 $    - -$14,593$       - -
$14,250                 $       - -
Reserves for direct acquisition costs 1,477     - -   1,700     - -   3,887
- - -
Reserves for restructuring charges10    - -     332     - -   1,720         - -
Merger-related costs          6,737        - -        - -        - -    - -
- - -
Reserves for worker's compensation insurance  3,814     - -   3,905     - -
3,818                           - -
Accelerated depreciation        - -  17,716      --  17,360     - -     15,252
Software capitalization         - -   1,465      --   1,595     - -       1,913
Inventory reserves and related
  purchase accounting differences- -  6,142      --   7,143    - -        7,738
All other                     4,554   2,629   4,843   2,472   3,613       1,836

Total                       $35,461 $27,952 $25,373 $28,570$27,288    $26,739

    In the consolidated balance sheets, these deferred assets and deferred liabilities are classified as deferred tax assets or deferred income tax liabilities, based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference.


     No valuation allowance was recorded in 1995 or 1994. A valuation allowance of $1,504,000 was recorded in 1993.

     The Company's effective income tax rates for the period ended March 30, 1995 and August 31, 1994, 1993 and 1992 varied from the statutory federal income tax rate as set forth in the following table:


                                  1995    1994    1993  1992


Statutory Federal income tax       35.0%   35.0%   34.7%34.0%
State income taxes, net of the Federal
  income tax benefit             (4.9)     4.8     6.1   6.6
Losses from foreign subsidiaries   - -     1.9     1.3   3.3
Liquidation of a foreign subsidiary- -   (3.9)     - -   - -
Non-deductible goodwill amortization(9.0)  1.5      .9   - -
Write-off of deferred income tax assets and other(205.7)  .3     (.9) - -
Effective income tax rate         (184.6)% 39.6%   42.1%43.9%

























Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


      A report on Form 8-K was filed on April 26, 1995 reporting that the Company's Board of Directors appointed Ernst & Young LLP as independent accountants to replace Arthur Andersen LLP.

       The   Registrant  had  no  disagreements  on  accounting  and   financial
disclosure of the type referred to in Item 304 of Regulation S-K.




































Item 10.  Directors

      In  connection  with  the consummation of the Acquisition,  seven  of  the nine directors of the Company and all but one of the five directors of the Company serving prior thereto were replaced by nominees designated by Associated. The directors of the Company designated by Associated comprise the persons who were the directors of Associated prior to the Acquisition. In addition, certain persons serving as executive officers of the Company or Associated prior to the Merger will no longer be serving in such capacity.

       Set   forth   below  is  certain  information  with  respect   to   those
individuals who are serving as members of the Board of Directors of the Company on June 23, 1995.

Name                   Age      Position in the Company
Thomas  W.  Sturgess       44      Chairman of the Board,  President  and  Chief
Executive Officer
                                  of the Company and a Director
Michael  D.  Rowsey       42      Executive Vice President of  the  Company  and
a Director
Gary  G.  Miller           45      Vice President and Secretary of  the  Company
and a Director
James T. Callier, Jr.   60      Director
Daniel J. Good          54      Director
Frederick B. Hegi, Jr.  51      Director
Jeffrey K. Hewson       51      Director
James A. Johnson        41      Director
Joel D. Spungin         56      Director

      Set forth below is a description of the backgrounds of the directors and executive officers of the Company. There is no family relationship between any directors or executive officers of the Company.

      Thomas  W.  Sturgess became President and Chief Executive Officer  of  the
Company  on  May  31,  1995  and  Chairman of the  Board  of  Directors  of  the
Company upon consummation of the Offer. Prior to the Merger, Mr. Sturgess served as Chairman of the Board and Chief Executive Officer of Associated since January 1992 and had been Chairman of the Board and Chief Executive Officer of ASI since December 1994. Mr. Sturgess has served since 1987 as
a   general  partner  of  various  entities  affiliated  with  Wingate  Partners
("Wingate  entities"),  including  the  indirect  general  partner  of  each  of
Wingate  Partners  and Wingate II.  Mr. Sturgess currently  serves  as  Chairman of the Board of Redman Industries, Inc., a manufactured housing producer ("Redman"), as well as RBPI Holding Corporation, a manufacturer and distributor of aluminum and vinyl windows ("RBPI"). He is a director of Loomis Armored Inc., a provider of armored car and related services
("Loomis"), AmeriStat Mobile Medical Services, Inc., a provider of ambulance services ("AmeriStat"), and Century Products Company, a manufacturer and distributor of baby seats and other juvenile products ("Century Products").

      Michael D. Rowsey was elected to the Board of Directors of the Company upon consummation of the Offer and became Executive Vice President of the Company upon consummation of the Merger. Prior to the Merger, Mr. Rowsey had been a director of Associated since 1992 and President and Chief Operating Officer of Associated since January 1992. From 1979 to January 1992, Mr. Rowsey served in various capacities with Boise Cascade Office Products Division, most recently as the North Regional Manager.

      Gary  G.  Miller  was  elected to the Board of Directors  of  the  Company upon consummation of the Offer and became Vice President and Secretary of the Company upon consummation of the Merger. Prior thereto, Mr. Miller had been a director of Associated since 1992 and Vice President and Secretary of Associated since January 1992. Mr. Miller also currently serves as President of Cumberland Capital Corporation ("Cumberland"), a private investment firm which is located in Fort Worth, Texas and is a stockholder of the Company. In addition, from 1977 to December 1993, Mr. Miller served as Executive Vice President, Chief Financial Officer and a director of AFG Industries, Inc., and its parent company, Clarity Holdings Corp. He is Chairman of the Board of CFData Corp., a nationwide provider of check collection and check verification services and is Vice President, Finance and Administration of Fore Star Golf, Inc., which was formed in 1993 to own and operate golf facilities.

      James T. Callier, Jr. was elected to the Board of Directors of the Company upon consummation of the Offer. Prior to the Merger, he had been a director of Associated since 1992. Mr. Callier is an indirect general
partner   of   Wingate  Partners,  and  has  served  as  President  of   Callier
Consulting, Inc., an investment management firm, since 1985. Mr. Callier currently serves as Chairman of the Board of Century Products, as a director of Redman, RBPI and Loomis and as an advisory director of Wingate II.

      Daniel  J.  Good  was  elected to the Board of Directors  of  the  Company
upon  consummation  of  the  Offer.   Prior  to  the  Merger,  he  had  been   a
director of Associated since 1992. Mr. Good is Chairman of Good Capital Co., Inc. ("Good Capital"), a private investment firm and investment advisory firm founded in 1989 and located in Lake Forest, Illinois, which is a stockholder of the Company. Mr. Good is also Vice Chairman of Golden Cat Corporation, a producer and distributor of cat care products and a producer of industrial absorbent materials. Mr. Good serves on the Board of Directors of Supercuts, Inc. Prior to founding Good Capital, Mr. Good was managing director of the Merchant Banking Group of Shearson Lehman Hutton, Inc.

      Frederick B. Hegi, Jr. was elected to the Board of Directors of the Company upon consummation of the Offer. Prior to the Merger, he had been a director of Associated since 1992. Mr. Hegi is a general partner of various  Wingate  entities, including the indirect general partner  of  each  of
Wingate Partners and Wingate II. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi also currently serves as Chairman of the Board of Loomis Holdings Corporation, the parent corporation of Loomis, Tahoka First Bancorp, Inc., a bank holding company, and Cedar Creek Bancshares, Inc., a bank holding company, and as a director of RBPI, Century Products, Lone Star Technologies, Inc., a diversified company engaged in the manufacturing of steel pipe and in commercial banking services, Cattle Resources, Inc., a manufacturer of animal feeds and operator of commercial cattle feedlots and various funds managed by InterWest Partners.

      Jeffrey K. Hewson served as President and Chief Executive Officer of the Company from consummation of the
Merger until May 31, 1995. Prior thereto, he was President and Chief Operating Officer of the Company since April 1991. He had been Executive Vice President of the Company since March 1990. Prior to that, he had been President of ACCO International's U.S. Division since 1989 and President of its Canadian Division since 1987. ACCO International is a manufacturer of traditional office products and a subsidiary of American Brands, Inc., which is a global consumer products holding company.

      James  A.  Johnson was elected to the Board of Directors  of  the  Company upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Johnson is a general partner of various Wingate entities, including the indirect general partner of each of Wingate Partners and Wingate II. From 1980 until he joined Wingate Partners in 1990, Mr. Johnson served as Principal of Booz-Allen & Hamilton, an international management consulting firm. Mr. Johnson currently serves as a director of Century Products and AmeriStat.

      Joel D. Spungin has served as a member of the Board of Directors of the Company since 1972 and prior to the consummation of the Offer was a member of the Board of Directors of the Company, and Chairman of the Board of Directors of the Company and prior to the Merger was Chief Executive Officer of the Company since August 1988. From October 1989 until April
1991, he was also President of the Company. Prior to that, since March 1987, Mr. Spungin was Vice Chairman of the Board and Chief Executive Officer of the Company. Previously, since August 1981, Mr. Spungin served as President and Chief Operating Officer of the Company. He also serves as a director of AAR Corp.










Item 11.  Executive Compensation

The table and notes below show the compensation paid or accrued to the Chief Executive Officer and the four other highest-paid officers of the Company who served as such executive officers during the Fiscal 1995 transition period of September 1, 1994 through March 30, 1995.

                                        Annual                      Compensation
Long Term Compensation
      Fiscal  year                            AwardsLong-Term
        ended 8/31                 OtherRestricted  Incentive
            unless                annual stock          PlanAll Other
Name    and   principalotherwiseSalary(1)BonuscompensationAward(s)Optionspayouts
Compensation
         Position             noted    ($)   ($)   ($) ($)  (3)      (#)($)  (4)
($) (5)


Joel D. Spungin1995*      254,833351,313   (2)   - -     - -  87,6126,914,171
Chairman and Chief    1994431,667    - -   (2)   - -  45,000  41,19811,416
Executive Officer1993420,500201,344  (2)   - -   - -  37,683  13,243

Jeffrey K. Hewson1995*      185,333216,720 (2)   - -  1,500-  48,7832,501,070
President and Chief   1994309,167    - -   (2)   - -  38,000  23,169 5,076
Operating Officer1993286,250119,074  (2)   - -   - -  14,283   6,382

Allen B. Kravis1995*        96,93876,782   (2)   - -   5,000  23,5461,103,992
Sr. V.P., Chief1994188,469    - -    (2)   - -21,000  11,451   4,559
Financial Officer1993175,25065,260   (2)   - -   - -   9,834   6,494

Steven R. Schwarz1995*      107,91789,032  (2)   - -   5,000  18,912734,179
Sr. Vice President    1994181,890 15,818   (2)   - -  21,000   9,677   822
              1993 169,875 57,279    (2)   - -   - -   8,226   2,861

Robert H. Cornell1995*        95,08362,042 (2)   - -   4,000  13,117577,876
V.P., Human Resources 1994161,625 11,614   (2)   - -  11,000   6,817 3,211
              1993 156,000 42,532    (2)   - -   - -   7,945   4,537

*  Transition period of September 1, 1994 through March 30, 1995

(1)Includes compensation amounts earned during the fiscal year but deferred pursuant to Section 401(k) of the Internal Revenue Code under the Company's Profit Sharing PluSavings Plan.

(2)No amounts of "Other annual compensation" were paid to any named executive officer, except for perquisites and other personal benefits which for each executive officer did not exceed the lesser of $50,000 or 10% of such individual's salary plus bonus.

(3)Restricted stock awards are valued at the market price on date of grant. Grants are made under the 1981 Stock Incentive Award Plan, and include tax withholding rights which permit the officer to elect to have shares withheld to satisfy federal, state and local tax withholding requirements when the shares become restricted, generally three years after the grant date. Dividends are paid on restricted shares at the same rate paid to all shareholders. On August 31, 1994, Mr. Schwarz held 2,500 shares of restricted stock valued at year-end market value for Common Stock of $9.50 per share, or a total value of $23,750.

(4)Includes payments from Executive Bonus Plan of awards earned in prior years payable in three annual installments as shown below. Awards are partly (30%) in cash and partly (70%) in Share Units which are converted to and paid out in common stock. Cash payments include earnings on the cash amounts based on the Company's ROE or the treasury bill rate.
   Stock payments are valued at the stock price as of the date of the award of Share Units:

             Spungin  Hewson  Kravis Schwarz Cornell

1995
   Cash     $ 87,612$ 48,783$ 23,546$ 18,912$  13,117
   Stock$           -$           -$           -$           -$         - -

1994
   Cash     $ 15,789$   8,885$   4,402$   3,730$   2,625
   Stock    $ 25,409$ 14,284$   7,049$   5,947$   4,192

1993
   Cash     $ 13,224$   4,478$   3,328$   2,687$    2,791
   Stock    $ 24,460$   9,805$   6,506$   5,539$    5,154


(5) Includes (a) amounts accrued for employment contracts and benefits (Mr. Spungin $6,640,000; Mr. Hewson $2,123,000; Mr. Kravis $893,000; Mr.
Schwarz $576,000; and Mr. Cornell $512,000), (b) Company contributions to the Company's Profit Sharing PluSavings Plan (Mr. Spungin $1,504, Mr. Hewson $1,504, Mr. Kravis $1,504; Mr. Schwarz $1,504, and Mr. Cornell $1,504; and (c) premiums paid during 1995 for Split Dollar Life, Group Life and Accidental Death insurance policies (Mr. Spungin $6,888, Mr. Hewson $2,966, Mr. Kravis $2,797; Mr. Schwarz $551, and Mr. Cornell $2,387); and
(d) payouts of stock options (Mr. Spungin $265,779; Mr. Hewson $373,600; Mr. Kravis $206,691; Mr. Schwarz $156,124; and Mr. Cornell $61,985).








Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of Common Stock by each of the directors, each of the executive officers named in the Summary Compensation Table and all of the Company's directors and executive officers as a group as of February 13, 1995.


Percent of
                                   Common Stock                    Exercisable
Common Stock
            Name                   Beneficially Owned Options  Outstanding
Douglas K. Chapman                 87,200(2)           (3)        1,500(1)
*
E. David Coolidge III               72,200(3)     1,500(1)           *
Ira A. Eichner                      10,175(4)     1,500(1)           *
David R. Smith                     230,191(3)     1,500(1)         1.24%
Jack Twyman                         53,200(3)     1,500(1)           *
Jerold A. Hecktman                 907,180(5)     5,000(1)         4.88%
Joel D. Spungin                    101,468(7)        - -             *
Melvin L. Hecktman               1,074,172(8)     1,500(1)         5.78%
Jeffrey K. Hewson              32,755                                *
Steven R. Schwarz                    9,922(6)     5,000(1)           *
All current directors and executive officers as a group2,413,863(9)
19,000(1)               12.98%

* Less than 1%

(1) Shares are exercisable at any time after grant for a maximum period of 10 years.
(2) Includes 7,000 shares owned by Mr. Chapman's wife, as to which beneficial ownership by Mr. Chapman is disclaimed.
(3) Includes 52,200 shares held of record by PNC Bank, N.A., as trustee of the United Stationers Inc. Profit Sharing Trust, as to which Douglas
   K. Chapman, E. David Coolidge III, David R. Smith and Jack Twyman share voting power as members of the Investment Committee of such Trust. Messrs. Chapman, Coolidge, Smith and Twyman disclaim beneficial ownership of all such shares.
(4) Includes 1,000 shares owned by Mr. Eichner's wife, as to which beneficial ownership by Mr. Eichner is disclaimed.
(5) Includes 4,385 shares owned of record and beneficially by Jerold A. Hecktman and the 902,795 shares owned by Jerold A. Hecktman Family Investment Partnership, an Illinois limited partnership in which Jerold
   A. Hecktman is the sole general partner ("JAHFIP"). Mr. Hecktman is also a beneficiary of proceeds of the Jerold and Ruth Hecktman Charitable Remainder Trust u/a/d February 1, 1995 which owns 200,000 shares but disclaims beneficial ownership of such 200,000 shares.
(6) Includes 2,500 restricted shares owned of record by Steven R. Schwarz, which were granted under the Company's 1981 Stock Incentive Award Plan. Such shares are subject to restrictions against sale or transfer for a stated period and are subject to forfeiture if the grantee is not continuously employed for the period of the restriction. Such restrictions, however, shall lapse upon a change of control of the Company.
(7) Mr. Spungin also holds beneficially 56,682 shares pursuant to his interest in the Joel D. Spungin Family Trust u/a/d November 15, 1990 and is a beneficiary of the Joel and Marilyn Spungin Charitable Remainder Trust u/a/d February 1, 1995 which owns 33,333 shares. Mr. Spungin disclaims beneficial ownership of the shares held by both of the trusts.
(8) Includes 6,667 shares owned of record and beneficially by Melvin L. Hecktman and the 203,835 in shares owned by Melvin L. Hecktman Family Investment Partnership, an Illinois limited partnership in which Melvin
   L. Hecktman is the sole general partner and is a general partner in MLH Investment Partnership, a general partnership which owns 863,670 Shares. Mr. Hecktman is a beneficiary of the Melvin and Judith Hecktman Charitable Remainder Fund u/a/d February 1, 1995 which owns 80,000 shares but disclaims beneficial ownership of such Shares.
(9) Of the 2,413,863 shares shown as owned by all current directors and officers as a group, 2,293,316 shares are held with sole voting and investment power and 120,547 shares are held with shared voting and investment power, including 52,200 shares held of record by PNC Bank, N.A., as trustee of the United Stationers Inc. Profit Sharing Trust, as to which Douglas K. Chapman, E. David Coolidge III, David R. Smith and Jack Twyman share voting power as members of the Investment Committee of such Trust, and as to which beneficial ownership by Messrs. Chapman, Coolidge, Smith and Twyman is disclaimed. The number of shares shown as owned by all directors and officers as a group also includes 2,500 shares of restricted stock (referred to in Note (6) above) granted under the Company's 1981 Stock Incentive Award Plan which are subject to restrictions against sale or other transfer for the specified period of the restrictions.



Item 13.  Certain Relationships and Related Transactions

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information concerning the Common Stock ownership as of February 13, 1995 (except as noted below) of each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

                                      Amount and
                                      Nature of
                                      Beneficial   Percent of
          Name and Address of Beneficial OwnerOwnership   Class
Jerold A. Hecktman Family Investment Partnership   902,795(1)         4.9%
2200 East Golf Road
Des Plaines, IL  60016

Melvin L. Hecktman                  1,074,172(2)         5.8%
c/o Hecktman Management Services
Suite 350
510 Lake Cook Road
Deerfield, IL  60015

Wolf Family Investment Partnership                 921,057(3)         5.0%
c/o Johnson, Goldberg & Brown, Ltd.
6703 North Cicero Avenue
Lincolnwood, IL  60646
Attn: Scott Brown

Ariel Capital Management, Inc.                   3,449,020(4)        18.6%
307 North Michigan Avenue
Chicago, IL  60601

(1) The Jerold A. Hecktman Family Investment Partnership is an Illinois limited partnership ("JAHFIP"). Sole voting and investment power over the shares is exercised by Jerold A. Hecktman, JAHFIP's sole general partner. Excludes 200,000 Shares held by a charitable remainder trust of which Jerold A. Hectkman is a beneficiary of proceeds, but over which he has no voting or dispositive control.
(2) Melvin L. Hecktman owns 6,667 shares as to which he has sole voting and investment power. Melvin L. Hecktman is the beneficial owner of 1,067,505 Shares by virtue of being a general partner in both the Melvin
   L. Hecktman Family Investment Partnership, an Illinois limited partnership, which owns of record 203,835 Shares and the MLH Investment Partnership, an Illinois general partnership, which owns of record 863,670 shares. Melvin L. Hecktman is also a beneficiary of the Melvin and Judith Hecktman Charitable Remainder Trust u/a/d February 1, 1995 which owns 80,000 shares and as to such shares Melvin L. Hecktman disclaims beneficial interest.
(3) The Wolf Family Investment Partnership is an Illinois limited partnership ("WFIP"). Sole voting and investment power over the shares may be exercised only by Barbara Wolf Savage, WFIP's sole general partner.
(4) As to all of such shares, Ariel Capital Management, Inc. ("Ariel") serves as investment advisor with shared, sole or no investment or voting power as directed by each client owning said shares. Ariel disclaims beneficial ownership of any of the 3,449,020 shares referred to in this Note (4). Information with respect to Ariel is based on Ariel's Schedule 13G dated December 31, 1994.




ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS  ON  FORM   8-
     K

(A) The following financial statements, schedules and exhibits are filed as part of this report:
(1) Financial Statements

                                                         Page Number
    Consolidated Statements of Operations for the periods ended March 30,
1995,
      March 31, 1994, August 31, 1994, August 31, 1993 and August 31, 1992
16
    Consolidated Balance Sheets as of March 30, 1995, August 31, 1994
         and August 31, 1993                               17-18
    Consolidated Statements of Changes in Stockholders' Investment for the
periods
      ended March 30, 1995, August 31, 1994, August 31, 1993 and August 31,
1992                                                      19
    Consolidated Statements of Cash Flows for the periods ended March 30,
1995,
      March 31, 1994, August 31, 1994, August 31, 1993 and August 31, 1992
20
    Notes to Consolidated Financial Statements               21-35
    Reports of Independent Public Accountants                14-15



                                                        Page Number
(2) Financial Statement Schedules
          II. Valuation and Qualifying Accounts              50
           All other
           financial statements and schedules not listed have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.
           (3)Exhibits (numbered in accordance with Item 601 of Regulation S-K)



                                  Sequential
Exhibit
 Number                   Description                            Page
Number
         3.1                                               *Certificate of
         Incorporation of the Registrant (1)
      3.2     *By-Laws of the Registrant (1)
      4.1  *Indenture, dated as of May 3, 1995, among
         United, as Issuer, Registrant, as Guarantor, and
         The Bank of New York, as Trustee (2)
      4.2*Form of Old Note (included in Exhibit 4.1,
         Exhibit A (2)
      4.3                      *Form of New Note (2)
      9.1     *Voting Trust Agreement, dated as of
         January 31, 1992, among United, the stockholders party thereto and Messrs. Sturgess, Hegi, Miller, Good and Johnson, as voting trustees
         (1).
      9.2 *First Amendment to Voting Trust Agreement, dated as of March 30, 1995, among United, the stockholders party thereto and Messrs. Sturgess, Hegi, Miller, Good and Johnson, as voting trustees (1).
      9.3 *Letter agreement, dated March 30, 1995, between United (as successor-in-interest to
         Associated) and Boise Cascade regarding the Voting Trust Agreement (1).
     10.1     *Credit Agreement, dated as of March 30,
         1995, among the Registrant, United, certain
         Lenders named therein and Chase Bank, as Agent and Lender (2).
     10.2     *Waiver and Amendment No. 1, dated as of
         April 13, 1995, among the Registrant, United, each of the lenders party thereto and Chase Bank
         (1).


     10.3     *Assumption Agreement, dated as of March
         30, 1995, among the Registrant, United and Chase
         Bank, as agent (1).
     10.4     *Revolving Credit Notes, dated March 30,
         1994, issued under the Credit
                   Agreement  (1).
     10.5     *Tranche A Term Loan Notes, dated March 30,
         1995, issued under the Credit Agreement (1).
     10.6     *Tranche B Term Loan Notes, dated March 30,
         1995, issued under the Credit Agreement (1).
     10.7     *Security Agreement, dated as of March 30,
         1995, between the Company and Chase Bank, as agent (1).
     10.8 *Form of Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 30, 1995, by the Registrant in favor of Chase
                   Bank (1).
     10.9     *Registration Rights Agreement, dated as of
         April 26, 1995, among the Registrant, United and the Initial Purchaser (1).
     10.10         *Purchase Agreement, dated April 26,
         1995, among the Registrant, United and the Initial Purchaser (2).
     10.11         *Registration Rights Agreement, dated
         as of January 31, 1992, between United (as successor-in-interest to Associated) and CMIHI
         (1).
     10.12         *Amendment No. 1 to Registration
         Rights Agreement, dated as of March 30, 1995, among United (as successor-in-interest to
         Associated), CMIHI and certain other holders of Lender Warrants (1).
     10.13         *Amended and Restated Registration
         Rights Agreement, dated as of March 30, 1995, among United (as successor-in-interest to
         Associated), Wingate Partners, Cumberland
         Capital Corporation, Good Capital Co., Inc.,
         Boise Cascade and certain other United
         stockholders (1).
     10.14         *Warrant Agreement, dated as of
         January 31, 1992, among United (as successor-in-interest to Associated), the Company (as successor-in-interest to ASI) and CMIHI (1).
     10.15         *Amendment No. 1 to Warrant Agreement,
         dated as of October 27, 1992, among United (as successor-in-interest to Associated), the
         Company (as successor-in-interest to ASI), CMIHI and the other parties thereto (1).
     10.16         *Amendment No. 2 to Warrant Agreement,
         dated as of March 30, 1995, among United (as successor-in-interest to Associated), the
         Company (as successor-in-interest to ASI), CMIHI and the other parties thereto (1).
     10.17         *Warrant Agreement, dated as of
         January 31, 1992, between United (as successor-in-interest to Associated) and Boise Cascade
         (1).
     10.18         *Amendment No. 1 to Warrant Agreement,
         dated as of March 30, 1995, between United (as successor-in-interest to Associated) and Boise
         Cascade (1).
     10.19         *Investment Banking Fee and Management
         Agreements, dated as of January 31, 1992, among United, the Company and each of Wingate
         Partners, Cumberland Capital Corporation and
         Good Capital Co., Inc. (1).
     10.20         *Amendment No. 1 to Investment Banking
         Fee and Management Agreements, dated as of March
         30, 1995, among the Company, United and each of Wingate Partners, Cumberland Capital Corporation and Good Capital Co., Inc. (1).
     10.21         *Employment Agreements, dated as of
         January 31, 1992, among United (as successor-in-interest to Associated), the Company (as successor-in-interest to ASI) and each of Michael D. Rowsey, Robert W. Eberspacher,
         Lawrence E. Miller, Daniel J. Schleppe, Duane J.
         Ratay and Daniel H. Bushell (1).
     10.22         *1992 Management Stock Option Plan,
         dated as of January 31, 1992 (1).
     10.23         *Amendment No. 1 to 1992 Management
         Stock Option Plan, dated as of March 30, 1995
         (1).





          10.24         *Letter agreements, dated January
         31, 1992, between United (as successor-in-interest to Associated) and each of Michael D.
         Rowsey, Robert W. Eberspacher, Lawrence E.
         Miller, Daniel J. Schleppe, Duane J. Ratay and
         Daniel H. Bushell regarding grants of stock options (1).
    10.25 *Amendment to Stock Option Grants, dated as of March 30, 1995, between United (as successor-in-interest to Associated) and each of Michael
         D. Rowsey, Robert W. Eberspacher, Lawrence E.
         Miller, Daniel J. Schleppe, Duane J. Ratay and
         Daniel H. Bushell (1).
     10.26         *Executive Stock Purchase Agreements,
         dated as of January 31, 1992, among United (as successor-in-interest to Associated) Wingate
         Partners, ASI Partners, L.P. and each of Michael
         D. Rowsey, Robert W. Eberspacher, Lawrence E.
         Miller and Daniel J. Schleppe (1).
     10.27         *First Amendments to Executive Stock
         Purchase Agreements, dated as of March 30, 1995, among United (as successor-in-interest to
         Associated) Wingate Partners, ASI Partners, L.P.
         and each of Michael D. Rowsey, Robert W.
         Eberspacher, Lawrence E. Miller and Daniel J.
         Schleppe (1).
     10.28         *Agreement for Data Processing
         Services, dated January 31, 1992, between the
         Company (as successor-in-interest to ASI) and Affiliated Computer Services, Inc. (1).
     10.29         *Executive Bonus Plan (3) (Exhibit
         10(a)(i)(F) to Registrant's Report on Form 10-K dated November 17, 1988.
     10.30         *Amendment to Executive Bonus Plan
         adopted February 13, 1995 (4).
     10.31         *Supplemental Benefits Plan as amended
         and restated as of July 13, 1988 (3) (Exhibit
         10(a)(H)(1) to Registrant's Report on Form 10-K dated November 17, 1988.
     10.32         *Management Incentive Plan (3)
         (Exhibit 10(a)(i)(L) to Registrant's Report of
         Form 10-K dated November 17, 1988.
     10.34         *Amendment to Management Incentive
         Plan (3) (Exhibit 10(a)(i)(C)(1) to Registrant's
         Report on Form 10-K dated November 23,1994.
     10.35         *Amendment to Management Incentive
         Plan adopted February 13, 1995 (4).
     10.36         *Profit Sharing PluSavings Plan (3)
         (Exhibit 10(a)(i)(F)(2)(f) to Registrant's
         Report on Form 10-K dated November 20, 1989.
     10.37         *United Stationers Supply Co. Pension
         Plan as amended (3) (See Registrant's Reports on
         Form 10-K for the fiscal years ended August 31, 1985, 1986, 1987 and 1989.
     10.38         *Amendment to Pension Plan adopted
         February 10, 1995 (4).
     10.39         *Amended and Restated Employment and
         Consulting Agreement dated April 15, 1993 between Registrant, United and Joel D. Spungin
         (3) (Exhibit 10(b) to Registrant's Report on
         Form 10-K dated November 22, 1993).
     10.40         *Amendment dated February 13, 1995 to
         the Amended and Restated Employment and
         Consulting Agreement between Registrant, United and Joel D. Spungin (4).
     10.41         *Form of Employment and Consulting
         Agreement between Registrant, United and certain executive officers (3) (Exhibit 10(j) to Registrant's Report on Form 10-K dated November
         19, 1987.
     10.42         *Amendment dated February 13, 1995 to
         Employment and Consulting Agreement between
         Registrant, United and Jerold A. Hecktman (4).
     10.43         *Amendment dated February 13, 1995 to
         Employment and Consulting Agreement between
         Registrant, United and Ted S. Rzeszuto (4).
     10.44         *Amendment dated February 13, 1995 to
         Employment and Consulting Agreement between
         Registrant, United and Otis H. Halleen (4).
     10.45         *Amendment dated February 13, 1995 to
         Employment and Consulting Agreement between
         Registrant, United and Robert H. Cornell (4).
     10.46         *Amendment dated February 13, 1995 to
         Employment and Consulting Agreement between
         Registrant, United and Steven R. Schwarz (4).
     10.47         *Employment and Consulting Agreement
         dated March 1, 1990 between Registrant, United and Jeffrey K. Hewson (3) (Exhibit 10(l) to
         Registrant's report on Form 10-K dated November
         20, 1990).


10.48         *Amendment dated April 10, 1991 of
         Employment and Consulting Agreement between
         Registrant, United and Jeffrey K. Hewson (3)
         (Exhibit 10(l)(i) to Registrant's Report on Form
         10-K dated November 25, 1991).
     10.49         *Amendment dated September 1, 1994 of
         Hewson Employment and Consulting Agreement (3)
         (Exhibit 10(e)(ii) to Registrant's Report on
         Form 10-K dated November 23, 1994).
     10.50         *Amendment to Employment and
         Consulting Agreement dated February 13, 1995 between Registrant, United and Jeffrey K. Hewson
         (4).
     10.51         *Severance Agreement between
         Registrant, United and James A. Pribel dated
         February 13, 1995 (4).
     10.52         *Letter Agreement dated February 13,
         1995 between United and Ergin Uskup (4).
     10.53         *Form of Director's Agreement to Cash
         Out and Cancel Stock Options dated February 13,
         1995.
     10.54         Form of Employee's Agreement to Cash
         Out and Cancel  Stock Options dated February 13,
         1995.
     10.55         *USI Employee Benefits Trust Agreement
         dated March 21, 1995 between Registrant and
         American National Bank and Trust Company of
         Chicago as Trustee (4).
     10.56         *USI Bonus Benefits Trust Agreement
         dated March 21, 1995 between Registrant and
         American National Bank and Trust Company of
         Chicago as Trustee.
     10.57         Certificate of Insurance covering
         directors' and officers' liability insurance effective November 1, 1994 through November 1,
         1995.
     10.58         *Amendment to Medical Plan Document
         for United (4).
     10.59         *United Severance Plan, adopted
         February 10, 1995.

         21.       Subsidiaries of the Registrant


         *    Incorporated by reference.

(1)   Incorporated  by reference from Registrant's Form S-
1 filed June 2, 1995.

 (2)  Incorporated by reference from Registrant's
Quarterly Report on Form 10-Q for the
       quarter ended March 31, 1995.

         (3)  Incorporated by reference from prior
         filings as indicated - For Exchange Act filings, see
              SEC File No. 0-10653.

         (4)  Incorporated by reference from the
         Registrant's Schedule 140-9 filed February 21,
         1995.

         (11) Not applicable.

         (12) Not applicable.

         (13) Not applicable.

         (18) Not applicable.

         (19) Not applicable.

         (22) Subsidiary of Registrant.




         (23) Not applicable.

         (25) Not applicable.

         (28) Not applicable.

         (29) Not applicable.



     (B) No reports on Form 8-K were filed by the Registrant during the last quarter.

     The following Form 8-K's were filed subsequent to March 30, 1995:

     A report on Form 8-K was filed on April 14, 1995 reporting a change in control which included audited financial statements of the Company and its subsidiaries for the fiscal year ended August 31, 1994 and unaudited financial statements for the six months ended February 28, 1995, audited financial statements of Associated and its subsidiaries for the fiscal year ended December 31, 1994, and unaudited pro forma financial information based on historical financial information of Associated and the Company as of December 31, 1994.

     A report on Form 8-K was filed on April 26, 1995 reporting that the Company changed its fiscal year end from August 31 to December 31 and that the Company's Board of Directors appointed Ernst & Young LLP as independent accountants to replace Arthur Andersen LLP.




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

                                        UNITED STATIONERS INC.


                         By:  /S/ Daniel H. Bushell
                             Daniel H. Bushell
                          Chief Financial Officer

Dated: June 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                 Capacity                        Date


             /S/  Thomas W. Sturgess                           Chairman  of
the Board of Directors,    June 27, 1995
                 Thomas W. Sturgess                          President  and
Chief Executive Officer


            /S/Michael D. Rowsey                             Executive Vice
PresidentJune 27, 1995
              Michael D. Rowsey                             and a Director




 /S/James T. Callier       Director                         June 27, 1995
             James T. Callier, Jr.


 /S/Daniel J. Good         Director                         June 27, 1995
              Daniel J. Good


/S/Frederick B. Hegi       Director                         June 27, 1995
            Frederick B. Hegi, Jr.


/S/ Jeffrey K. Hewson      Director                         June 27, 1995
                Jeffrey K. Hewson


/S/James A. Johnson        Director                         June 27, 1995
              James A. Johnson

 /S/Gary G. Miller         Director                         June 27, 1995
                Gary G. Miller

 /S/Joel D. Spungin        Director                         June 27, 1995
                Joel D. Spungin



                   UNITED STATIONERS INC. AND SUBSIDIARY
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands of dollars)



                                      Balance AtAdditions          Balance
                                       BeginningCharged to         At End
                                       of   Period ExpensesDeductionsof Per
iod
Reserve for Doubtful Accounts:
  Period ended:
   March 30, 1995 *                       $4,010   $2,510 $1,745(A)$4,775
   August 31, 1994                        $3,964   $5,750 $5,704(A)$4,010
   August 31, 1993                        $4,335   $7,316 $7,687(A)$3,964
Sales Returns, Rebates, and Allowances:
  Period ended:
   March 30, 1995 *                      $31,293  $43,523$48,371(B)$26,445
   August 31, 1994                       $25,552  $67,970$62,229(B)$31,293
   August 31, 1993                       $23,794  $52,593$50,835(B)$25,552
_____

*     Reflects the transition period of September 1, 1994 through March 30,
1995

(A) Accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously written off.

(B)  Credit memos issued for sales returns, rebates, and allowances.


















                                EXHIBIT 22
                      SUBSIDIARIES OF THE REGISTRANT



                                              Jurisdiction
                                              Under WhichPercentage
      Name of Subsidiary                      Organizedof Ownership
      United Stationers Supply Co.            Illinois     100%