Form 10-Q
period 1995-06-30
UNITED STATIONERS INC
filed 1995-08-10
CIK 355999

Securities and Exchange Commission
                             Washington, DC  20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For The Quarterly Period Ended June 30, 1995



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



                      (1)  Yes    X    No
                      (2)  Yes    X    No



As of August 7, 1995, United Stationers Inc. had 5,648,935 shares of
Common Stock, $0.10 par value, and 379,497 shares of Nonvoting Common Stock, $0.01 par value, outstanding.



This Form 10-Q consists of 21 pages with the Index to Exhibits appearing on Page 21.

                                     INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Important Explanatory Note                                 3


     Condensed Consolidated Balance Sheets as of
     June 30, 1995 and December 31, 1994.                       4


     Condensed Consolidated Statements of Operations
     for the Three Months Ended June 30, 1995
     and 1994 and the Six Months Ended
     June 30, 1995 and 1994.                                    5


     Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1995 and 1994.           7


     Notes to Condensed Consolidated Financial Statements.      8


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.            14


PART II - OTHER INFORMATION                                    19


SIGNATURE                                                      20


INDEX TO EXHIBITS                                              21














                                      -2-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                          IMPORTANT EXPLANATORY NOTE




On March 30, 1995, Associated Holdings, Inc. ("Associated") was merged with United Stationers Inc. (the "Company"). Although the Company was the surviving corporation in the merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the financial information for the quarter ended June 30, 1995, reflects the combined results of the Company and Associated. The six month information for Fiscal 1995 reflects Associated only results for the first quarter and combined results of the Company and Associated for the second quarter. The quarter and six months ended June 30, 1994 reflect the financial information of Associated only.









































                                      -3-

                     UNITED STATIONERS INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                    ASSETS
                                                (Unaudited)    (Audited)
                                                 June 30,     December 31,
                                                   1995          1994
CURRENT ASSETS
  Cash and cash equivalents                       $ 12,514     $  1,849
  Accounts receivable, net                         229,677       45,139
  Inventories                                      338,171       88,197
  Other current assets                              37,438        3,795
       Total Current Assets                       $617,800     $138,980

PROPERTY, PLANT AND EQUIPMENT, at cost            $237,648     $ 58,277
  Less-Accumulated depreciation and amortization   (20,526)    ( 12,830)
       Net Property, Plant and Equipment          $217,122     $ 45,447

GOODWILL, NET                                     $ 73,421     $  4,948
OTHER ASSETS, NET                                 $ 40,443     $  3,104

TOTAL ASSETS                                      $948,786     $192,479

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt and current maturities
    of long-term obligations                      $ 24,614     $  5,901
  Accounts payable                                 163,587       54,351
  Accrued liabilities                              134,889       22,274
     Total Current Liabilities                    $323,090     $ 82,526

DEFERRED TAXES                                    $ 30,722     $  2,060

LONG-TERM OBLIGATIONS:
  Senior Revolver Loan                            $135,708     $ 39,910
  Senior Subordinated Notes                        150,000
  Senior Term Loan - Tranche A                     100,378        6,000
  Senior Term Loan - Tranche B                      71,353        9,557
  Other Long-Term Debt                              32,142
  Other Long-Term Liabilities                       20,169        2,812

TOTAL LONG-TERM OBLIGATIONS                       $509,750     $ 58,279

REDEEMABLE PREFERRED STOCK                        $ 24,345     $ 23,189

REDEEMABLE WARRANTS                               $ 11,984     $  1,650

STOCKHOLDERS' EQUITY                              $ 48,895     $ 24,775

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $948,786     $192,479



          The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                                      -4-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)
                                              FOR THE THREE MONTHS ENDED
                                                June 30,      June 30,
                                                  1995          1994 *

NET SALES                                       $535,331      $109,979
COST OF GOODS SOLD                               414,953        82,109
     Gross profit                               $120,378      $ 27,870

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                  $102,570      $ 25,006


     Income from operations                     $ 17,808      $  2,864

INTEREST EXPENSE, net                             15,266         1,996

     Income before income taxes                 $  2,542      $    868

INCOME TAXES                                       1,017           334

NET INCOME                                      $  1,525      $    534

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                        583           543

     Net income (loss) attributable to
       common shareholders                      $    942      $     (9)

Net Income (Loss) Per Common and
  Common Equivalent Share (Primary and
  Fully Diluted)                                   $0.14         $0.00

Average Number of Common Shares Used
  in Primary Calculation                       6,919,816     3,290,897

Average Number of Common Shares Used
  in Fully Diluted Calculation                 6,919,816     3,290,897



*  Not reviewed by independent accountants.



          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.







                                      -5-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)
                                              FOR THE SIX MONTHS ENDED
                                                June 30,      June 30,
                                                  1995          1994 *

NET SALES                                       $672,603      $233,829
COST OF GOODS SOLD                               518,521       176,271
     Gross profit                               $154,082      $ 57,558

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                  $131,519      $ 51,440
     Restructuring charge (Note 1)                 9,759

     Total operating expenses                   $141,278      $ 51,440

     Income from operations                     $ 12,804      $  6,118

INTEREST EXPENSE, net                             17,469         4,046

     Income (loss) before income taxes
       and extraordinary item                   $ (4,665)     $  2,072

INCOME TAXES (BENEFIT)                            (1,956)          796

     Income (loss) before extraordinary
      item                                      $ (2,709)     $  1,276

EXTRAORDINARY ITEM - loss on early retire-
  ment of debt, net of taxes ($967) (Note 1)      (1,449)

NET INCOME (LOSS)                               $ (4,158)     $  1,276

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                      1,156         1,077

     Net income (loss) attributable to
       common shareholders                      $ (5,314)     $    199

Net Income (Loss) Per Common and
  Common Equivalent Share (Primary and
  Fully Diluted):
     Income (loss) before extraordinary item      $ (.83)        $ .05
     Extraordinary item                             (.31)

     Net income (loss) per common and
       common equivalent share                    $(1.14)        $ .05

Average Number of Common Shares Used
  in Primary Calculation                       4,676,887     4,091,822

Average Number of Common Shares Used
  in Fully Diluted Calculation                 4,676,887     4,136,895

*  Not reviewed by independent accountants.

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                                      -6-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)
                                                 FOR THE SIX MONTHS ENDED
                                                 June 30,       June 30,
                                                   1995           1994 *
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating
 activities                                       $  49,121       $15,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of the Company - net of cash
 acquired of approximately $14,500                $(258,274)      $
Capital expenditures                                 (1,559)         (336)

Net cash used in investing activities             $(259,833)      $  (336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                  $ 686,789       $
Retirements and payments of debt                   (398,903)       (2,000)
Net repayment under revolver                        (52,900)      (12,500)
Financing costs                                     (25,288)
Issuance of common stock                             12,000
Other                                                  (321)         (355)

Net cash provided by (used in) financing
 activities                                       $ 221,377      $(14,855)

NET CHANGE IN CASH                                $  10,665       $   321

Cash and Cash Equivalents, beginning of period        1,849           991

Cash and Cash Equivalents, end of period          $  12,514       $ 1,312

Other Cash Flow Information
  Cash payments during the six month period for:
    Income taxes paid                             $   3,824       $   804
    Interest paid                                    11,571         3,342

  Noncash investing and financing activities:
    Common stock issued in exchange for
      services related to financing the
      acquisition of the Company                  $   4,600
    Common stock issued to retire a deferred
      obligation related to an agreement
      for contracted services                                     $ 9,000



*  Not reviewed by independent accountants.


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                      -7-
                     UNITED STATIONERS INC. AND SUBSIDIARY

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





                                      -8-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)


On May 3, 1995, USSC completed the issuance of $150.0 million of 12 3/4% Senior Subordinated Notes (the "Notes") due 2005. The net proceeds of the Notes (after discount and fees of approximately $5.5 million) were used to pay certain expenses, to repay the $130.0 million Subordinated Bridge Facility (together with $1.6 million in accrued and unpaid interest thereon), to repay a portion of the Tranche A and Tranche B term loans (totaling approximately $6.5 million) and provide working capital. Subsequently, on July 28, 1995 in an aggregate amount of $7.0 million, the Company repurchased all the Series B Preferred Stock, together with accrued and unpaid dividends.

Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation. The total purchase price of approximately $293.4 million was allocated to assets and liabilities of the Company based on the estimated fair value as of the date of acquisition. The allocation was based on preliminary estimates which may be revised at a later date. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of $68.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The Condensed Consolidated Balance Sheet as of June 30, 1995 reflects the post-Merger Company. The Condensed Consolidated Balance Sheet as of December 31, 1994 reflects Associated only. The Condensed Consolidated Statements of Operations and Cash Flows for Fiscal 1995 reflect Associated only for the quarter ended March 31, 1995, and the post-Merger Company for the quarter ended June 30, 1995. The Condensed Consolidated Statements of Operations and Cash Flows for Fiscal 1994 reflect Associated only.

The actual results for the six months ended June 30, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge includes severance costs totaling $3.0 million. The consolidation plan specifies that certain distribution, sales, and corporate positions, approximately 90 in total, will be eliminated substantially within a one-year period. As of June 30, 1995, approximately 20 employees have been terminated with the related benefits of approximately $0.2 million charged against the reserve. The restructuring charge also includes distribution center closing costs totaling $4.7 million and stockkeeping unit reduction costs totaling $2.1 million. The consolidation plan specifies the closing of five redundant distribution centers and the elimination of overlapping inventory items from the Company's catalogs substantially within a one-year period. Distribution center closing costs include 1) the net occupancy costs of leased facilities after they are vacated until expiration of leases and



                                      -9-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

2) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the acquisition and Merger. As of June 30, 1995, no amounts relating to distribution center closing costs or the reduction of stockkeeping units have been charged against the reserve.

The actual results for the six months ended June 30, 1995 include an extraordinary write-off of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to the debt retired. In addition, the actual results for the six months ended June 30, 1995 include compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit) as a result of the Acquisition and Merger.

The following summarized unaudited pro forma operating data for the six months ended June 30, 1995 and 1994 is presented giving effect to the Acquisition as if it had been consummated at the beginning of the respective periods and, therefore, reflects the results of the Company and Associated on a consolidated basis. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction. The estimated cost savings that the Company expects to realize ($26.0 million on a total year basis and $6.5 million on a quarterly basis) pursuant to its consolidation plan that has been approved by the Board of Directors of the Company have been reflected in the pro forma results as if the Company's consolidation plan had been implemented in full for the periods reflected. The Company plans to implement its consolidation plan over a 12-month period following the Acquisition.

The pro forma income statement adjustments consisted of (i) estimated quarterly cost savings of $6.5 million that the Company expects to realize, (ii) increased depreciation expense resulting from the write-up of certain fixed assets to fair value, (iii) additional incremental goodwill amortization, (iv) additional incremental interest expense due to debt issued, net of debt retired, and (v) reduction in preferred stock dividends due to the assumed retirement of the Series B Preferred Stock. On July 28, 1995 in an aggregate amount of $7.0 million, the Company repurchased all the Series B Preferred Stock, together with accrued and unpaid dividends.





                                     -10-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

                                     Six Months Ended
(In thousands of dollars, except          June 30
 share data)  (unaudited)             1995       1994

Net sales                          $1,122,501   $971,079
Net income                         $   14,829   $  5,065
Preferred stock dividends
  issued and accrued               $      883   $    795
Net income attributable to
  common stockholders              $   13,946   $  4,270
Net income per common and
  common equivalent share:
     Primary                       $     2.50   $   1.04
     Fully diluted                 $     2.50   $   1.03
Weighted average number of
  common shares outstanding:
     Primary                        5,576,129  4,091,822
     Fully diluted                  5,578,523  4,136,895


EBITDA (1)                         $   70,712   $ 48,576


(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA includes a LIFO charge of $2.2 million and $1.6 million for the six months ended June 30, 1995 and 1994, respectively.



These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.








                                     -11-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(2)  Change in Accounting Principle

Effective January 1, 1995, Associated changed its method of accounting for the cost of inventory from the FIFO method to the LIFO method. Associated made this change in contemplation of its acquisition of the Company (accounted for as a reverse acquisition) so that its method would conform to that of the Company. Associated believes that in an inflationary environment the LIFO method provides a better matching of current costs and current revenues and that earnings reported under the LIFO method are more easily compared to that of other companies in the wholesale industry where the LIFO method is common. This change resulted in a charge to pre-tax income of approximately $2.2 million ($1.3 million net of tax benefit) or $0.28 per common and common equivalent share for the six months ended June 30, 1995. The change to pre-tax income was approximately $1.7 million ($1.0 million net of tax benefit) or $0.14 per common and common equivalent share for the three months ended June 30, 1995. The cumulative effect of this accounting change for years prior to 1995 is not determinable, nor are the pro forma effects of retroactive application of the LIFO method to prior years.



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




                                     -12-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(4)  Review

Ernst & Young LLP, independent public accountants, have performed a review of the Fiscal 1995 condensed consolidated financial statements referred to above. Since they did not perform an audit, they express no opinion on these statements. Refer to the Independent Accountant's Review Report included in this filing.



(5)  Net Income (Loss) Per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is based on net income
(loss) after preferred stock dividend requirements. Net income per common and common equivalent share in the second quarter of 1995 and 1994 and the six months ended June 30, 1994 on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents. For the six months ended June 30, 1995, the stock options and warrants were excluded from the calculation of net loss per common and common equivalent shares as they would be anti-dilutive. The number of common and common equivalent shares from before the Merger have been adjusted to reflect the post-Merger capital structure.



(6)  Subsequent Event

On July 28, 1995, the Company repurchased all the Series B preferred stock, 6,724.4 shares. The repurchase price was $7.0 million.




















                                     -13-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





FISCAL 1995 COMPARED TO FISCAL 1994

In order to make appropriate comparisons and facilitate a more meaningful discussion, the actual results for the second quarter of 1995 are compared to the historical pre-Merger combined results of the Company and Associated for the prior year. The actual results for the first six months (which reflect pre-Merger Associated only for the first quarter and the post-Merger Company for the second quarter) are compared to the 1994 historical pre-Merger results for Associated only for the first quarter and the Company and Associated combined for the second quarter. The combined pre-Merger results are reflected on a historical cost basis of accounting and exclude the estimated cost savings, increased depreciation expense and goodwill amortization, increased interest expense and lower preferred stock dividends included in the post-Merger results and reflected in the Pro Forma financial information included in Note 1 to the Consolidated Financial Statements and, therefore, are not directly comparable to the post-Merger results.


First Quarter Restructuring Charge

The actual results for the six months ended June 30, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge includes severance costs totaling $3.0 million. The consolidation plan specifies that certain distribution, sales, and corporate positions, approximately 90 in total, will be eliminated substantially within a one-year period. As of June 30, 1995, approximately 20 employees have been terminated with the related benefits of approximately $0.2 million charged against the reserve. The restructuring charge also includes distribution center closing costs totaling $4.7 million and stockkeeping unit reduction costs totaling $2.1 million. The consolidation plan specifies the closing of five redundant distribution centers and the elimination of overlapping inventory items from the Company's catalogs substantially within a one-year period. Distribution center closing costs include 1) the net occupancy costs of leased facilities after they are vacated until expiration of leases and 2) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition and Merger. As of June 30, 1995, no amounts have been charged against the reserve.

The actual results for the six months ended June 30, 1995 include an extraordinary write-off of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to the debt retired. In addition, the actual results for the six months ended June 30, 1995 include compensation expense relating to an increase in employee stock options of approximately $1.5 million ($0.9 million net of tax benefit) as a result of the Acquisition and Merger.

                                     -14-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)




Second Quarter Results - Second Quarter 1995 Actuals Versus
                         Second Quarter 1994 Pre-Merger Combined Results

Net sales were $535.3 million for the second quarter of 1995, compared with $467.2 million in the pre-Merger combined year ago quarter, an increase of 14.6%. The growth in net sales is primarily the result of increases in unit volume rather than changes in price.

Gross profit as a percent of net sales was 22.5% in the second quarter of 1995, down from 22.8% in the pre-Merger combined second quarter of 1994. The lower margin rate reflects a shift in product mix.

Operating expenses as a percent of net sales were 19.2% in the second quarter of 1995 compared with 21.1% in the pre-Merger combined second quarter of 1994. This decrease was primarily a result of increased operating efficiencies and improved productivity.

Income from operations as a percent of net sales was 3.3% in the second quarter of 1995 compared with 1.7% in the pre-Merger combined second quarter of 1994.

Interest expense as a percent of net sales was 2.8% in the second quarter of 1995 compared with 1.0% in the pre-Merger combined year ago quarter. The increase reflects additional debt needed to consummate the Merger.

Income before income taxes as a percent of net sales was 0.5% in the second quarter of 1995 compared with the pre-Merger combined year ago quarter of 0.7%. Net income was $1.5 million in the second quarter of 1995 compared with $2.3 million in the pre-Merger combined second quarter of 1994. Net income attributable to common shareholders was $0.9 million in the second quarter of 1995 compared with $1.7 million in the pre-Merger combined year ago quarter.


Six Month Results - Six Month 1995 Actuals Versus
                    Six Month 1994 Pre-Merger Combined Results

Net sales were $672.6 million for the first six months of 1995, compared with $591.0 million in the pre-Merger combined year ago period, an increase of 13.8%. The growth in net sales is primarily the result of increases in unit volume rather than changes in price.

Gross profit as a percent of net sales was 22.9% in the first six months of 1995 compared with 23.1% in the pre-Merger combined first six months of 1994. The lower margin rate reflects a shift in product mix.

Operating expenses as a percent of net sales was 21.0% for the first six months of 1995 compared with 21.2% for the pre-Merger combined period a year ago. The first six months of 1995 include the impact of a $9.8 million Merger-related restructuring charge in the first quarter of 1995.

                                     -15-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)




Six Month Results (Continued)

Operating expenses as a percent of net sales before the restructuring charge were 19.6% in the first six months of 1995. The decrease in operating expenses as a percent of net sales before the restructuring charge is the result of increased operating efficiencies and improved productivity.

Income from operations as a percent of net sales was 1.9% in the first six months of 1995 (after the restructuring charge) and 1.9% in the pre-Merger combined period a year ago.

Interest expense as a percent of net sales was 2.6% in the first six months of 1995 compared with 1.1% in the pre-Merger combined first six months of 1994. The increase reflects additional debt needed to consummate the Merger.

Income (loss) before income taxes and extraordinary item as a percent of net sales was a negative 0.7% in the first six months of 1995 compared with a positive 0.8% in the pre-Merger combined first six months of 1994. Income
(loss) before extraordinary item and preferred dividends was a negative $2.7 million in the first six months of 1995 compared with a positive $3.0 million in the pre-Merger combined first six months of 1994. An extraordinary item, the loss on early retirement of debt related to the Merger of $2.4 million ($1.4 million after tax benefit), was recognized in the first quarter of 1995. Net income (loss) was a negative $4.2 million in the first six months of 1995 compared with a positive $3.0 million in the pre-Merger combined period a year ago. Net income (loss) attributable to common shareholders was a negative $5.3 million in the first six months of 1995 compared with a positive $2.0 million in the pre-Merger combined period a year ago.


Liquidity and Capital Resources

In connection with the consummation of the Acquisition, Associated received an equity investment of $12.0 million and borrowed an aggregate of $416.5 million under the New Credit Facilities and $130.0 million under the Subordinated Bridge Facility. The proceeds of these investments and borrowings were used to
(i) finance the purchase of Shares pursuant to the Offer, (ii) refinance certain existing indebtedness of Associated (including all amounts outstanding under the existing old Associated credit facilities) and indebtedness of the Company (including certain amounts outstanding under the old Company and USSC credit facilities), (iii) redeem Company employee stock options, and (iv) pay fees and expenses relating to the Acquisition.



                                     -16-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)




Liquidity and Capital Resources (Continued)

The New Credit Facilities consist of $200.0 million of term loan borrowings ("Term Loan Facilities") and up to $300.0 million of revolving loan borrowings ("Revolving Credit Facility").

On May 3, 1995, USSC completed the issuance of $150.0 million of 12 3/4% Senior Subordinated Notes (the "Notes") due 2005. The net proceeds of the Notes (after discount and fees of approximately $5.5 million) were used to pay certain expenses, to repay the $130.0 million Subordinated Bridge Facility (together with $1.6 million in accrued and unpaid interest thereon), to repay a portion of the Tranche A and Tranche B term loans and accrued interest (totaling approximately $6.5 million) and provide working capital.

Prior to the offering of the Notes and the related prepayment of a portion of the Term Loan Facilities, the Term Loan Facilities consisted of a $125.0 million Tranche A term loan facility ("Tranche A Facility") and a $75.0 million Tranche B term loan facility ("Tranche B Facility"). Amounts outstanding under the Tranche A Facility are required to be repaid in 20 consecutive installments, the first four of which (each in the aggregate principal amount of $3.75 million) will be due on the last day of each of the first four calendar quarters commencing with the quarter ending June 30, 1995. Subsequent quarterly payments under the Tranche A Facility are each in the aggregate principal amount of $6.25 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1996 and $7.5 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1998. Amounts outstanding under the Tranche B Facility will be repaid in 28 consecutive quarterly installments, the first twenty of which (in the aggregate principal amount of $0.25 million each) will be due on the last day of each of the first twenty calendar quarters commencing with the quarter ending June 30, 1995. The remaining eight installments in the aggregate principal amount of $8.75 million each will be due on the last day of each calendar quarter commencing with the quarter ending June 30, 2000. The final installments under the Tranche A Facility and the Tranche B Facility will be payable on March 31, 2000 and March 31, 2002, respectively.

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

                                     -17-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)




Liquidity and Capital Resources (Continued)

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

On July 28, 1995, the Company repurchased all the Series B Preferred Stock. Quarterly dividends currently accrue on United's two outstanding series of the Merger Preferred Stock (as hereinafter defined) at the respective rates of 10.0% (for Series A) and 9.0% (for Series C) per annum (or, when dividends are not paid in cash, 13.0% (for Series A) and 10.0% (for Series C)), and may be paid in the form of additional shares of the respective series of Merger Preferred Stock (except, in the case of the Series C Preferred Stock, for dividends payable after January 31, 1999). Based upon the Company's anticipated operating results and the requirements under the New Credit Agreement and the Indenture, management expects to pay dividends on the Merger Preferred Stock when such dividends become due and payable in kind (rather than in cash) for the foreseeable future.

                                     -18-
                     UNITED STATIONERS INC. AND SUBSIDIARY

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

































                                     -19-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)






Date:   August 9, 1995         /s/Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer



































                                     -20-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)






Date:   August   , 1995
                               Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer


































                                     -20-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                               INDEX TO EXHIBITS




          (a)  Exhibit
               Number

                2      Not applicable
               10      Not applicable
               11      Not applicable
               15      Letter regarding unaudited interim
                         financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27      Not applicable
               99      Not applicable




































                                     -21-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

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
                                     -20-
                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 5    HISTORICAL SUMMARY FINANCIAL INFORMATION (Continued)
ASSOCIATED - HISTORICAL


(1)The capital structure and accounting basis of the assets and liabilities of the predecessor of ASI, BCOP, differ from those of Associated and ASI. Accordingly, certain of the financial information for periods before January 31, 1992 is not comparable to that for periods after January 31, 1992 and therefore is not presented in this table.

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