Form 10-Q/A
period 1995-06-30
UNITED STATIONERS INC
filed 1995-09-19
CIK 355999

Securities and Exchange Commission Washington, DC
                             20549
                                  FORM 10-Q/A
               Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
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

The Condensed Consolidated Balance Sheet as of June 30, 1995 reflects the postMerger Company. The Condensed Consolidated Balance Sheet as of December 31, 1994 reflects Associated only. The Condensed Consolidated Statements of Operations and Cash Flows for Fiscal 1995 reflect Associated only for the quarter ended March 31, 1995, and the post-Merger Company for the quarter
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

The following summarized unaudited pro forma operating data for the six months ended June 30, 1995 and 1994 is presented giving effect to the Acquisition as if it had been consummated at the beginning of the respective periods and, therefore, reflects the results of the Company and Associated on a consolidated basis. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction. The estimated cost savings that the Company expects to realize ($26.0 million on a total year basis and $6.5 million on a quarterly basis) pursuant to its consolidation plan that has been approved by the Board of Directors of the Company have been reflected in the pro forma results as if the Company's consolidation plan had been implemented in full for the periods reflected. The Company plans to implement its consolidation plan over a 12month period following the Acquisition.

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





                                  -10-
                  UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Business Combination and Restructuring Charge
(Continued)

                                     Six Months Ended
(In thousands of dollars, except          June 30
 share data)  (unaudited)             1995       1994

Net sales                          $1,122,501
$971,079
Net income                         $   14,829   $
5,065
Preferred stock dividends
  issued and accrued               $      883   $
795
Net income attributable to
  common stockholders              $   13,946   $
4,270
Net income per common and
  common equivalent share:
     Primary                       $     2.02   $
 .62
     Fully diluted                 $     2.02   $
 .62
Weighted average number of
  common shares outstanding:
     Primary                        6,894,076
6,844,597
     Fully diluted                  6,898,757
6,844,597


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




















                                  -13-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





FISCAL 1995 COMPARED TO FISCAL 1994

In order to make appropriate comparisons and facilitate a more meaningful discussion, the actual results for the second quarter of 1995 are compared to the historical pre-Merger combined results of the Company and Associated for the prior year. The actual results for the first six months (which reflect preMerger Associated only for the first quarter and the post-Merger Company for the second quarter) are compared to the 1994 historical pre-Merger results for Associated only for the first quarter and the Company and Associated combined for the second quarter. The combined pre-Merger results are reflected on a historical cost basis of accounting and exclude the estimated cost savings, increased depreciation expense and goodwill amortization, increased interest expense and lower preferred stock dividends included in the post-Merger results and reflected in the Pro Forma financial information included in Note 1 to the Consolidated Financial Statements and, therefore, are not directly comparable to the post-Merger results.


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

                                  -18-
                  UNITED STATIONERS INC. AND SUBSIDIARY

                       PART II - OTHER INFORMATION




ITEM 6    EXHIBITS AND REPORTS ON FORM 8-
K
          (a)  Exhibit
               Number
                2      Not applicable
               10      Not applicable
               11      Not applicable
               15      Letter regarding unaudited
interim
                         financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27      Not applicable
               99      Not applicable

































                                     -19-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)

Date:   September 18, 1995     /s/Daniel H. Bushell
                               Executive Vice President



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




                                       UNITED STATIONERS INC.

(Registrant)
Date:   September 18, 1995
                     Daniel H. Bushell Executive
                     Vice President and
                      Chief Financial Officer










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