Form 10-Q
period 1995-09-30
UNITED STATIONERS INC
filed 1995-10-31
CIK 355999

Securities and Exchange Commission
                             Washington, DC  20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For The Quarterly Period Ended September 30, 1995



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



                      (1)  Yes    X    No
                      (2)  Yes    X    No



As of October 13, 1995, United Stationers Inc. had 5,707,911 shares of Common Stock, $0.10 par value, and 379,497 shares of Nonvoting Common Stock, $0.01 par value, outstanding.



This Form 10-Q consists of 24 pages with the Index to Exhibits appearing on Page 24.

                                     INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Important Explanatory Note                                 3


     Condensed Consolidated Balance Sheets as of
     September 30, 1995 and December 31, 1994.                  4


     Condensed Consolidated Statements of Operations
     for the Three Months Ended September 30, 1995
     and 1994, the Three Months Ended June 30, 1995
     and the Nine Months Ended September 30, 1995
     and 1994.                                                  5


     Condensed Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1995
     and 1994.                                                  7


     Notes to Condensed Consolidated Financial Statements.      8


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.            15


PART II - OTHER INFORMATION                                    22


SIGNATURE                                                      23


INDEX TO EXHIBITS                                              24












                                      -2-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                          IMPORTANT EXPLANATORY NOTE




On March 30, 1995, Associated Holdings, Inc. ("Associated") was merged with United Stationers Inc. (the "Company"). Although the Company was the surviving corporation in the merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. The financial information for the quarters ended September 30 and June 30, 1995 reflect the results of the post-Merger Company. The nine month information for Fiscal 1995 reflects Associated results only for the first quarter and the post-Merger Company results for the six months ended September 30, 1995. The quarter and nine months ended September 30, 1994 reflect the financial information of Associated only.









































                                      -3-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                    ASSETS
                                                 (Unaudited)    (Audited)
                                                September 30,  December 31,
                                                    1995           1994
CURRENT ASSETS
  Cash and cash equivalents                       $ 10,612      $  1,849
  Accounts receivable, net                         267,122        45,139
  Inventories                                      328,165        88,197
  Other current assets                              28,641         3,795
       Total Current Assets                       $634,540      $138,980

PROPERTY, PLANT AND EQUIPMENT, at cost            $235,839      $ 58,277
  Less-Accumulated depreciation and amortization   (26,508)     ( 12,830)
       Net Property, Plant and Equipment          $209,331      $ 45,447

GOODWILL, NET                                     $ 72,669      $  4,948
OTHER ASSETS, NET                                 $ 38,998      $  3,104

TOTAL ASSETS                                      $955,538      $192,479

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt and current maturities
    of long-term obligations                      $ 21,443      $  5,901
  Accounts payable                                 211,524        54,351
  Accrued liabilities                              141,815        22,274
     Total Current Liabilities                    $374,782      $ 82,526

DEFERRED TAXES                                    $ 30,722      $  2,060

LONG-TERM OBLIGATIONS:
  Senior Revolver Loan                            $100,000      $ 39,910
  Senior Subordinated Notes                        150,000
  Senior Term Loan - Tranche A                      94,331         6,000
  Senior Term Loan - Tranche B                      71,111         9,557
  Other Long-Term Debt                              32,087
  Other Long-Term Liabilities                       19,981         2,812

TOTAL LONG-TERM OBLIGATIONS                       $467,510      $ 58,279

REDEEMABLE PREFERRED STOCK                        $ 17,620      $ 23,189

REDEEMABLE WARRANTS                               $ 20,553      $  1,650

STOCKHOLDERS' EQUITY                              $ 44,351      $ 24,775

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $955,538      $192,479



          The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                                      -4-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)
                                              FOR THE THREE MONTHS ENDED
                                              September 30, September 30,
                                                  1995          1994 *

NET SALES                                       $537,624      $119,176
COST OF GOODS SOLD                               421,000        89,710
     Gross profit                               $116,624      $ 29,466

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                  $ 95,103      $ 23,208


     Income from operations                     $ 21,521      $  6,258

INTEREST EXPENSE, net                             14,070         1,871

     Income before income taxes                 $  7,451      $  4,387

INCOME TAXES                                       3,278         1,685

NET INCOME                                      $  4,173      $  2,702

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                        421           553

     Net income attributable to
       common shareholders                      $  3,752      $  2,149

Net Income Per Common and Common
  Equivalent Share (Primary and
  Fully Diluted)                                   $0.27         $0.26

Average Number of Common Shares Used
  in Primary Calculation                      13,896,213     8,284,626

Average Number of Common Shares Used
  in Fully Diluted Calculation                13,911,647     8,329,373



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







                                      -5-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)


                                         FOR THE THREE MONTHS ENDED
                                    September 30,  September 30, June 30,
                                        1995           1994 *      1995

NET SALES                             $537,624      $119,176     $529,429
COST OF GOODS SOLD                     421,000        89,710      414,958
     Gross profit                     $116,624      $ 29,466     $114,471

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses        $ 95,103      $ 23,208     $ 96,592


     Income from operations           $ 21,521      $  6,258     $ 17,879

INTEREST EXPENSE, net                   14,070         1,871       15,340

     Income before income taxes       $  7,451      $  4,387     $  2,539

INCOME TAXES                             3,278         1,685        1,015

NET INCOME                            $  4,173      $  2,702     $  1,524

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                              421           553          583

     Net income attributable to
       common shareholders            $  3,752      $  2,149     $    941

Net Income Per Common and Common
  Equivalent Share (Primary and
  Fully Diluted)                         $0.27         $0.26        $0.07

Average Number of Common Shares
  Used in Primary Calculation       13,896,213     8,284,626   13,839,632

Average Number of Common Shares
  Used in Fully Diluted
  Calculation                       13,911,647     8,329,373   13,839,632



*  Not reviewed by independent accountants.



          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                                      -5-

                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)
                                               FOR THE NINE MONTHS ENDED
                                              September 30, September 30,
                                                  1995          1994 *

NET SALES                                     $1,202,050      $349,436
COST OF GOODS SOLD                               939,526       265,981
     Gross profit                             $  262,524      $ 83,455

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                $  218,367      $ 71,229
     Restructuring charge (Note 1)                 9,759

     Total operating expenses                 $  228,126      $ 71,229

     Income from operations                   $   34,398      $ 12,226

INTEREST EXPENSE, net                             31,612         5,767

     Income before income taxes
       and extraordinary item                 $    2,786      $  6,459

INCOME TAXES                                       1,322         2,481

     Income before extraordinary item         $    1,464      $  3,978

EXTRAORDINARY ITEM - loss on early retire-
  ment of debt, net of taxes ($967) (Note 1)      (1,449)

NET INCOME                                    $       15      $  3,978

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                      1,577         1,630

     Net income (loss) attributable to
       common shareholders                    $   (1,562)     $  2,348

Net Income (Loss) Per Common and
  Common Equivalent Share (Primary and
  Fully Diluted):
     Income (loss) before extraordinary item      $(0.01)        $0.28
     Extraordinary item                            (0.14)

     Net income (loss) per common and
       common equivalent share                    $(0.15)        $0.28

Average Number of Common Shares Used
  in Primary Calculation                      10,265,975     8,238,116

Average Number of Common Shares Used
  in Fully Diluted Calculation                10,265,975     8,313,129

*  Not reviewed by independent accountants.

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                                      -6-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)
                                                 FOR THE NINE MONTHS ENDED
                                                September 30, September 30,
                                                    1995           1994 *
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $      15      $  3,978
Changes in operating assets and liabilities          82,300        12,713
Depreciation and amortization                        16,982         3,831
Transaction cost and other amortization               4,909           954

Net cash provided by operating
 activities                                       $ 104,206      $ 21,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of the Company - net of cash
 acquired of approximately $14,500                $(258,274)     $
Capital expenditures                                 (5,949)         (486)

Net cash used in investing activities             $(264,223)     $   (486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                  $ 686,854      $
Retirements and payments of debt                   (408,439)       (3,000)
Net repayment under revolver                        (88,608)      (17,000)
Financing costs                                     (25,290)
Issuance of common stock                             12,006
Retirement of Class B Preferred Stock                (7,000)
Cash dividend (Class C Preferred)                      (252)
Other                                                  (491)         (564)

Net cash provided by (used in) financing
 activities                                       $ 168,780      $(20,564)

NET CHANGE IN CASH                                $   8,763      $    426

Cash and Cash Equivalents, beginning of period        1,849           991

Cash and Cash Equivalents, end of period          $  10,612      $  1,417

Other Cash Flow Information
  Cash payments during the nine month period for:
    Income taxes paid                             $   7,572      $    887
    Interest paid                                    20,049         4,971

  Noncash investing and financing activities:
    Common stock issued in exchange for
      services related to financing the
      acquisition of the Company                  $   4,600
    Common stock issued to retire a deferred
      obligation related to an agreement
      for contracted services                                    $  9,000

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

Immediately following the Merger, the number of outstanding Shares was 5,998,077 (or 6,973,720 on a fully diluted basis), of which (i) the former holders of Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, of Associated ("Associated Common Stock") and warrants or options to purchase Associated Common Stock in the aggregate owned 4,603,333 Shares constituting approximately 76.7% of the outstanding Shares and outstanding warrants or options for 975,643 Shares (collectively 80.0% on a fully diluted basis) and (ii) pre-Merger holders of Shares (other than Associated-owned Shares and treasury Shares) in the aggregate owned 1,394,744 Shares constituting approximately 23.3% of the outstanding Shares (or 20.0% on a fully diluted basis). As used in this paragraph, the term "Shares" includes shares of Nonvoting Common Stock, $0.01 par value, of the Company, which are immediately convertible into voting Shares for no additional consideration.

To finance the Offer, refinance existing debt of ASI, repurchase stock options and pay related fees and expenses, Associated, ASI, USSC and the Company entered into (i) new credit facilities ("New Credit Facilities") with a group of banks and financial institutions providing for term loan borrowings of $200.0 million and revolving loan borrowings of up to $300.0 million and (ii) a senior subordinated bridge loan facility in the aggregate principal amount of $130.0 million (the "Subordinated Bridge Facility"). In addition, simultaneously with the consummation of the Offer, Associated obtained $12.0 million from the sale of additional shares of Associated Common Stock, which proceeds were used to finance the purchase of a portion of the Shares pursuant to the Offer.





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

Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation. The total purchase price of approximately $294.4 million was allocated to assets and liabilities of the Company based on the estimated fair value as of the date of acquisition. The allocation was based on preliminary estimates which may be revised at a later date. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of $68.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The Condensed Consolidated Balance Sheet as of September 30, 1995 reflects the post-Merger Company. The Condensed Consolidated Balance Sheet as of December 31, 1994 reflects Associated only. The Condensed Consolidated Statements of Operations and Cash Flows for Fiscal 1995 reflect Associated only for the quarter ended March 31, 1995, and the post-Merger Company for the six months ended September 30, 1995. The Condensed Consolidated Statements of Operations and Cash Flows for Fiscal 1994 reflect Associated only.

The actual results for the nine months ended September 30, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge includes severance costs totaling $3.0 million. The consolidation plan specifies that certain distribution, sales, and corporate positions, approximately 90 in total, will be eliminated substantially within a one-year period. As of September 30, 1995, approximately 35 employees have been terminated with the related benefits of approximately $0.5 million charged against the reserve. The restructuring charge also includes distribution center closing costs totaling $4.7 million and stockkeeping unit reduction costs totaling $2.1 million. The consolidation plan specifies the closing of five redundant distribution centers and the elimination of overlapping inventory items from the Company's catalogs substantially within a one-year period. Distribution center closing costs include 1) the net occupancy costs of leased facilities after they are vacated until expiration of leases and


                                      -9-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

2) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition and Merger. As of September 30, 1995, no amounts relating to distribution center closing costs or the reduction of stockkeeping units have been charged against the reserve.

The actual results for the nine months ended September 30, 1995 include an extraordinary write-off of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to the debt retired. In addition, the actual results for the nine months ended September 30, 1995 include compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit) as a result of the Acquisition and Merger.

The following summarized unaudited pro forma results of operations for the nine months ended September 30, 1995 and 1994 is presented giving effect to the Acquisition as if it had been consummated at the beginning of the respective periods and, therefore, reflects the results of the Company and Associated on a combined basis for the period from January 1, 1995 through September 30, 1995 and January 1, 1994 through September 30, 1994, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction. The estimated cost savings that the Company expects to realize ($26.0 million on a total year basis and $6.5 million on a quarterly basis) pursuant to its consolidation plan that has been approved by the Board of Directors of the Company have been reflected in the pro forma results, net of actual savings realized, as if the Company's consolidation plan had been implemented in full for the periods reflected. The Company plans to implement its consolidation plan over a 12-month period following the Acquisition.

The pro forma income statement adjustments consisted of (i) estimated cost savings of $19.5 million that the Company expects to realize, (ii) increased depreciation expense resulting from the write-up of certain fixed assets to fair value, (iii) additional incremental goodwill amortization, (iv) additional incremental interest expense due to debt issued, net of debt retired, and (v) reduction in preferred stock dividends due to the assumed retirement of the Series B Preferred Stock. On July 28, 1995 in an aggregate amount of $7.0 million, the Company repurchased all the Series B Preferred Stock, together with accrued and unpaid dividends.



                                     -10-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

                              Pro Forma Nine Months Ended September 30,
                                                            % of total
                            (In thousands of dollars)        net sales
                                1995          1994        1995      1994

Net sales                    $1,651,948    $1,469,950    100.0%    100.0%
Gross profit                    359,756       331,257     21.8      22.5
Warehouse, distribution,
 selling and administrative
  expenses                      279,919       275,963     17.0      18.7
Income from operations           79,837        55,294      4.8       3.8
Interest expense, net            44,098        36,246      2.6       2.5
Income before income taxes       35,739        19,048      2.2       1.3
Income taxes                     14,210         7,604       .9        .5
Net income                       21,529        11,444      1.3        .8
Preferred stock dividends
 issued and accrued               1,304         1,206       .1        .1
Net income attributable to
 common stockholders             20,225        10,238      1.2        .7
Net income per common and
 common equivalent share:
  Primary                         $1.46         $0.73
  Fully diluted                   $1.46         $0.73
Average number of common
 shares outstanding:
  Primary                    13,863,617    13,929,289
  Fully diluted              13,892,740    13,929,289

EBITDA *                       $103,514       $79,549


* EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA includes a LIFO charge of $7.5 million and $2.4 million for the nine months ended September 30, 1995 and 1994, respectively.

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

                                     -11-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(2)  Change in Accounting Principle

Effective January 1, 1995, Associated changed its method of accounting for the cost of inventory from the FIFO method to the LIFO method. Associated made this change in contemplation of its acquisition of the Company (accounted for as a reverse acquisition) so that its method would conform to that of the Company. Associated believed that in an inflationary environment the LIFO method provides a better matching of current costs and current revenues and that earnings reported under the LIFO method are more easily compared to that of other companies in the wholesale industry where the LIFO method is common. This change resulted in a charge to pre-tax income of approximately $7.5 million ($3.9 million net of tax benefit) or $0.38 per common and common equivalent share for the nine months ended September 30, 1995. The charge to pre-tax income was approximately $4.9 million ($2.7 million net of tax benefit) or $0.19 per common and common equivalent share for the three months ended September 30, 1995. In the second quarter of 1995, the charge to pre-tax income was approximately $2.2 million ($1.3 million net of tax benefit) or $0.09 per common and common equivalent share. The cumulative effect of this accounting change for years prior to 1995 is not determinable, nor are the pro forma effects of retroactive application of the LIFO method to prior years.



(3)  Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Associated Consolidated Balance Sheet as of December 31, 1994, which is condensed from the audited Consolidated Balance Sheet of Associated at that date. Certain current and prior-year amounts have been reclassified to conform with the current presentation format.

A reclassification of dealer marketing allowances from expense to a reduction in sales decreased net sales by $5.9 million and $2.3 million in the second and first quarter of 1995, respectively, and $1.8 million in each of the first three quarters of 1994.

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods






                                     -12-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(3)  Basis of Presentation (Continued)

presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Other than the restructuring charge, the extraordinary item and the compensation expense relating to employee stock options, these adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented. Certain interim expense and inventory estimates are recognized throughout the fiscal year relating to marginal income tax rates, shrinkage, inflation and product mix. Any appropriate adjustments to reflect actual experience, which historically have been immaterial, will be recognized in the fourth quarter.

The Redeemable Warrants reflected on the Balance Sheet are adjusted on an on-going basis for any exercises to common stock, the revaluation to the current market price of the Company's common stock and any dilutive impact such as the issuance of stock options by the Company. During the third quarter of 1995, the Company announced that its Board of Directors approved an amendment to its Employee Stock Option Plan, subject to stockholder approval, which provides for the issuance of options to management employees of the Company exercisable for up to 2.2 million additional shares of its common stock of which approximately 1.8 million were granted (after giving effect to the 100% common stock dividend). At the same time, the Company amended the vesting, exercise and termination benefits of options outstanding prior to the new grant of shares to more closely align the existing option terms with the terms of the new options.



(4)  Review

Ernst & Young LLP, independent public accountants, have performed a review of the Fiscal 1995 condensed consolidated financial statements referred to above. Since they did not perform an audit, they express no opinion on these statements. Refer to the Independent Accountant's Review Report included in this filing.



(5)  Net Income (Loss) Per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is based on net income
(loss) after preferred stock dividend requirements. Net income per common and common equivalent share in the third quarter of 1995 and 1994, the second quarter of 1995 and the nine months ended September 30, 1994 on a primary and fully diluted basis are computed using the weighted average




                                     -13-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(5)  Net Income (Loss) Per Common and Common Equivalent Share (Continued)

number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents. For the nine months ended September 30, 1995, the stock options and warrants were excluded from the calculation of net loss per common and common equivalent shares as they would be anti-dilutive. The number of common and common equivalent shares from before the Merger have been adjusted to reflect the post-Merger capital structure. In addition, the number of common and common equivalent shares have been adjusted for the 100% common stock dividend declared on October 12, 1995. See Note 6, Subsequent Event.



(6)  Subsequent Event

On October 12, 1995, United Stationers Inc. declared a 100% common stock dividend payable share-for-share on November 9, 1995 to stockholders of record as of October 26, 1995. Share numbers used to calculate per share amounts and share amounts in the accompanying financial statements have been adjusted for the dividend.





























                                     -14-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




First Quarter Restructuring Charge

The actual results for the nine months ended September 30, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge includes severance costs totaling $3.0 million. The consolidation plan specifies that certain distribution, sales, and corporate positions, approximately 90 in total, will be eliminated substantially within a one-year period. As of September 30, 1995, approximately 35 employees have been terminated with the related benefits of approximately $0.5 million charged against the reserve. The restructuring charge also includes distribution center closing costs totaling $4.7 million and stockkeeping unit reduction costs totaling $2.1 million. The consolidation plan specifies the closing of five redundant distribution centers and the elimination of overlapping inventory items from the Company's catalogs substantially within a one-year period. Distribution center closing costs include 1) the net occupancy costs of leased facilities after they are vacated until expiration of leases and 2) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition and Merger. As of September 30, 1995, no amounts have been charged against the reserve.

The actual results for the nine months ended September 30, 1995 include an extraordinary write-off of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to the debt retired. In addition, the actual results for the nine months ended September 30, 1995 include compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit) as a result of the Acquisition and Merger.


Comparison of Historical Third Quarter - Three Months Ended
September 30, 1995 and 1994

Net Sales. Net sales were $537.6 million in the third quarter of 1995 compared to $119.2 million in the third quarter of 1994. The increase is primarily the result of the Merger.

Gross Profit. Gross profit as a percent of net sales decreased to 21.7% in the third quarter of 1995 from 24.7% in the comparable period of 1994. The lower margin rate reflects a shift in product mix and the change in the method of accounting for inventory from the FIFO method to the LIFO method. See Note 2, Change in Accounting Principle.






                                     -15-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Comparison of Historical Third Quarter - Three Months Ended
September 30, 1995 and 1994 (Continued)

Operating Expenses. Operating expenses as a percent of net sales decreased to 17.7% in the third quarter of 1995 from 19.4% in the third quarter of 1994. The decrease in operating expenses as a percent of net sales is primarily due to increased operating efficiencies and improved productivity.

Income from Operations. Income from operations as a percent of net sales was 4.0% in the third quarter of 1995 compared to 5.3% in the third quarter of 1994.

Interest Expense. Interest expense as a percent of net sales was 2.6% in the third quarter of 1995 compared to 1.6% in the comparable period in 1994. The increase reflects additional debt needed to consummate the Acquisition and Merger and higher interest rates in 1995.

Income Before Income Taxes. Income before income taxes as a percent of net sales was 1.4% in the third quarter of 1995 compared to 3.7% in the third quarter of 1994. Net income was $4.2 million in the third quarter of 1995 compared to $2.7 million in the third quarter of 1994.


Comparison of Historical Three Months Ended September 30, 1995 and
June 30, 1995

Net Sales. Net sales were $537.6 million in the third quarter of 1995 compared to $529.4 million in the second quarter of 1995.

Gross Profit. Gross profit as a percent of net sales increased to 21.7% in the third quarter of 1995 from 21.6% in the second quarter of 1995 primarily as a result of increased vendor allowances.

Operating Expenses. Operating expenses as a percent of net sales decreased to 17.7% in the third quarter of 1995 from 18.2% in the second quarter of 1995. The decrease reflects the realization of merger related benefits.

Income from Operations. Income from operations as a percent of net sales was 4.0% in the third quarter of 1995 compared to 3.4% in the second quarter of 1995.

Interest Expense. Interest expense as a percent of net sales was 2.6% in the third quarter of 1995 compared to 2.9% in the second quarter of 1995. The decrease reflects lower working capital requirements.






                                     -16-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Comparison of Historical Three Months Ended September 30, 1995 and June 30, 1995 (Continued)

Income Before Income Taxes. Income before income taxes as a percent of net sales was 1.4% in the third quarter of 1995 compared to 0.5% in the second quarter of 1995. Net income was $4.2 million in the third quarter of 1995 compared to $1.5 million in the second quarter of 1995.


Comparison of Historical Nine Months Ended September 30, 1995 and 1994

Net Sales. Net sales were $1,202.1 million for the first nine months of 1995 compared to $349.4 million in the first nine months of 1994. The increase is primarily the result of the Merger.

Gross Profit. Gross profit as a percent of net sales decreased to 21.8% in the first nine months of 1995 from 23.9% in the comparable period of 1994. The lower margin rate reflects a shift in product mix and the change in the method of accounting for inventory from the FIFO method to the LIFO method.

Operating Expenses. Operating expenses as a percent of net sales decreased to 19.0% in the first nine months of 1995 from 20.4% in the first nine months of 1994. The actual results for the nine months ended September 30, 1995 include the impact of a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) in the first quarter of 1995. Operating expenses before the restructuring charge were 18.2% in the first nine months of 1995. The decrease in operating expenses as a percent of net sales before the restructuring charge is primarily due to increased operating efficiencies and improved productivity, partially offset by Merger related compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit).

Income from Operations. Income from operations as a percent of net sales was 2.8% in the first nine months of 1995 (after the restructuring charge) compared to 3.5% in the first nine months of 1994.

Interest Expense. Interest expense as a percent of net sales was 2.6% in the first nine months of 1995 compared to 1.7% in the comparable period in 1994. The increase reflects additional debt needed to consummate the Acquisition and Merger and higher interest rates in 1995.

Income Before Income Taxes and Extraordinary Item. Income before income taxes and extraordinary item as a percent of net sales was 0.2% in the first nine months of 1995 compared to 1.8% in the first nine months of 1994. Net income before extraordinary items was $1.5 million in the first nine months of 1995 compared to $4.0 million in the first nine months of




                                     -17-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Comparison of Historical Nine Months Ended September 30, 1995 and 1994
(Continued)

1994. An extraordinary item, the loss on early retirement of debt related to the Merger of $2.4 million ($1.4 million after tax benefit), was recognized in the first quarter of 1995. The net income was $0.0 million ($15 thousand) in the first nine months of 1995 compared to $4.0 million in the comparable period in 1994.


Comparison of Pro Forma Nine Months Ended September 30, 1995 and 1994

Net Sales. Net sales were $1,651.9 million for the first nine months of 1995, a 12.4% increase over net sales of $1,470.0 million in the comparable period in 1994. The increase in net sales is primarily the result of changes in unit volume rather than changes in prices.

Gross Profit. Gross profit as a percent of net sales decreased to 21.8% in the first nine months of 1995 from 22.5% in the comparable period of 1994. The lower margin rate reflects a shift in product mix and the change in the method of accounting for inventory from the FIFO method to the LIFO method. See Note 2, Change in Accounting Principle.

Operating Expenses. Operating expenses as a percent of net sales decreased to 17.0% in the first nine months of 1995 from 18.7% in the first nine months of 1994. The decrease in operating expenses as a percent of net sales is primarily due to increased operating efficiencies and improved productivity.

Income from Operations. Income from operations as a percent of net sales was 4.8% in the first nine months of 1995 compared to 3.8% in the first nine months of 1994.

Interest Expense. Interest expense as a percent of net sales was 2.6% in the first nine months of 1995 compared to 2.5% in the comparable period in 1994. The increase reflects higher interest rates in 1995.

Income Before Income Taxes. Income before income taxes as a percent of net sales was 2.2% in the first nine months of 1995 compared to 1.3% in the first nine months of 1994. Net income was $21.5 million in the first nine months of 1995 compared to $11.4 million in the comparable period in 1994.










                                     -18-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




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

Prior to the offering of the Notes and the related prepayment of a portion of the Term Loan Facilities, the Term Loan Facilities consisted of a $125.0 million Tranche A term loan facility ("Tranche A Facility") and a $75.0 million Tranche B term loan facility ("Tranche B Facility"). Amounts outstanding under the Tranche A Facility are required to be repaid in 20 consecutive installments, the first four of which (each in the aggregate principal amount of $3.75 million) are due on the last day of each of the first four calendar quarters which commenced with the quarter ended June 30, 1995. Subsequent quarterly payments under the Tranche A Facility are each in the aggregate principal amount of $6.25 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1996 and $7.5 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1998. Amounts outstanding under the Tranche B Facility will be repaid in 28 consecutive quarterly installments, the first twenty of which (in the aggregate principal amount of $0.25 million each) are due on the last day of each of the first twenty calendar quarters which commenced with the quarter ended June 30, 1995. The remaining eight installments in the aggregate principal






                                     -19-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources (Continued)

amount of $8.75 million each will be due on the last day of each calendar quarter commencing with the quarter ending June 30, 2000. The final installments under the Tranche A Facility and the Tranche B Facility will be payable on March 31, 2000 and March 31, 2002, respectively.

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

The New Credit Facilities permit capital expenditures for the Company of up to $12.0 million for the post-Merger portion of its fiscal year ending December 31, 1995. Capital expenditures will be financed from internally generated funds and available borrowings under the New Credit Facilities.
Management anticipates making changes in the operations of the Company and Associated as conducted prior to the Acquisition. Consistent with its business strategy, since the consummation of the Acquisition on March 30, 1995, the Company has been implementing its consolidation plan to integrate its business with the business of Associated. Through the integration of distribution facilities and product lines in a manner designed to enable the Company to offer its customers increased service and product availability, the Company expects to improve its competitive position. In addition, the Company plans to achieve cost savings and other benefits from the elimination of redundant or overlapping functions and facilities and by





                                     -20-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources (Continued)

minimizing overlapping products. Based on internally generated funds and the expected results of these changes, management believes that the Company's cash on hand, anticipated funds generated from operations and available borrowings under the New Credit Facilities will be sufficient to meet the short-term (less than twelve months) and long-term operating and capital needs of the Company after the Acquisition as well as to service its debt in accordance with its terms. There is, however, no assurance this will be accomplished.

On July 28, 1995, the Company repurchased all the Series B Preferred Stock. Quarterly dividends currently accrue on United's two outstanding series of the preferred stock at the respective rates of 10.0% for Series A and 9.0% for Series C per annum (or, when dividends are not paid in cash, 13.0% for Series A and 10.0% for Series C), and may be paid in the form of additional shares of the respective series of preferred stock (except, in the case of the Series C Preferred Stock, for dividends payable after January 31, 1999). Based upon the Company's anticipated operating results and the requirements under the New Credit Agreement and the Indenture, management expects to pay dividends on the preferred stock when such dividends become due and payable in kind (rather than in cash) for the foreseeable future.





























                                     -21-
                     UNITED STATIONERS INC. AND SUBSIDIARY

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




                                       UNITED STATIONERS INC.
                                            (Registrant)






Date:    October 30, 1995      /s/Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer



































                                     -23-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)






Date:   October 30, 1995
                               Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer


































                                     -23-
                     UNITED STATIONERS INC. AND SUBSIDIARY

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




































                                     -24-


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