Form 10-K405
period 1995-12-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1996-04-01
CIK 355999, 945633

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-K
(Mark One)
        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1995
                                        or
        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from __________ to ____________

                Commission file numbers: United Stationers Inc.:  0-10653
                                         United Stationers Supply Co.: 33-59811




                           UNITED STATIONERS INC.
                        UNITED STATIONERS SUPPLY CO.
              (Exact name of Registrant as specified in its charter)


    UNITED STATIONERS INC.: DELAWARE      UNITED STATIONERS INC.: 36-3141189
UNITED STATIONERS SUPPLY CO.: ILLINOIS UNITED STATIONERS SUPPLY CO.: 36-2431718
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


                             2200 EAST GOLF ROAD
                     DES PLAINES, ILLINOIS  60016-1267
                              (847)  699-5000
   (Address, Including Zip Code and Telephone Number, Including Area Code, of
                    Registrants' Principal Executive Offices)


         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                                    Name of Each Exchange
        Title of Each Class                           on Which Registered
                NONE                                          N/A
        -------------------                         ----------------------



          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
             United Stationers Inc.:  Common Stock $0.10 par value
                                 (Title of Class)

INDICATE BY CHECK MARK WHETHER EACH REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

UNITED STATIONERS INC.:     YES  ( X )     NO  (    )
UNITED STATIONERS SUPPLY CO.:     YES  (    )     NO  ( X )


INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.     ( X )

AGGREGATE MARKET VALUE OF THE VOTING STOCK (WHICH CONSISTS SOLELY OF SHARES OF COMMON STOCK) HELD BY NON-AFFILIATES OF UNITED STATIONERS INC. AS OF FEBRUARY 27, 1996, BASED ON THE LAST SALE PRICE OF THE COMMON STOCK AS QUOTED BY THE NASDAQ NATIONAL MARKET ON SUCH DATE: $65,173,766. UNITED STATIONERS SUPPLY CO. HAS NO SHARES OF VOTING STOCK OUTSTANDING HELD BY NON-AFFILIATES.

ON FEBRUARY 27, 1996, UNITED STATIONERS INC. HAD OUTSTANDING 11,446,306 SHARES OF COMMON STOCK, PAR VALUE $0.10 PER SHARE, AND 758,944 SHARES OF NONVOTING COMMON STOCK, $0.01 PAR VALUE PER SHARE. ON FEBRUARY 27, 1996, UNITED STATIONERS SUPPLY CO. HAD 880,000 SHARES OF COMMON STOCK, $1.00 PAR VALUE PER SHARE OUTSTANDING.


                      DOCUMENTS INCORPORATED BY REFERENCE:

PART OF FORM 10-K
- -----------------
Part III Portions of United Stationers Inc.'s definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders of United Stationers Inc., to be filed within 120 days of the fiscal year end of United Stationers Inc.

                      UNITED STATIONERS INC. AND SUBSIDIARY

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995




                      CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K




FORM 10-K  FORM 10-K                                                FORM 10-K
 PART NO.   ITEM NO.     DESCRIPTION                                 PAGE NO.
- ---------  ---------     -----------                                ----------
   I           1         Business                                        1
                         Explanatory Note                                1
                         General                                         1
                         Products                                      1-2
                         Customers                                       2
                         Marketing and Customer Support                2-3
                         Distribution                                  3-4
                         Purchasing and Merchandising                    4
                         Competition                                   4-5
                         Employees                                       5
               2         Properties                                      5
                         Executive Offices                               5
                         Regional Distribution Centers                   5
                         Local Distribution Points                       5
               3         Legal Proceedings                               5
               4         Submission of Matters to a Vote of
                            Security Holders                             5
  II           5         Market for Registrant's Common Equity
                            and Related Stockholder Matters              6
                            Quarterly Stock Price Data                   7
               6         Selected Consolidated Financial Data         7-10
               7         Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                               11-20
               8         Financial Statements and Supplementary
                            Data                                     20-60
               9         Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure                        61
 III          10         Directors and Executive Officers of
                            the Registrant                           61-64
              11         Executive Compensation                         64
              12         Security Ownership of Certain Beneficial
                         Owners and Management                          64
              13         Certain Relationships and Related
                            Transactions                                64
  IV          14         Exhibits, Financial Statements, Schedules
                            and Reports on Form 8-K                  64-70

Signatures                                                              71

                                   PART I

ITEM 1.   BUSINESS

EXPLANATORY NOTE

     THIS INTEGRATED FORM 10-K IS FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR EACH OF UNITED STATIONERS INC., A DELAWARE CORPORATION, AND ITS WHOLLY-OWNED SUBSIDIARY, UNITED STATIONERS SUPPLY CO., AN ILLINOIS CORPORATION (COLLECTIVELY, THE "COMPANY"). UNITED STATIONERS INC. IS A HOLDING COMPANY WITH NO OPERATIONS SEPARATE FROM ITS OPERATING SUBSIDIARY, UNITED STATIONERS SUPPLY CO. NO SEPARATE FINANCIAL INFORMATION FOR UNITED STATIONERS SUPPLY CO. HAS BEEN PROVIDED HEREIN BECAUSE MANAGEMENT FOR THE COMPANY BELIEVES SUCH INFORMATION WOULD NOT BE MEANINGFUL BECAUSE (I) UNITED STATIONERS SUPPLY CO. IS THE ONLY DIRECT SUBSIDIARY OF UNITED STATIONERS INC., WHICH HAS NO OPERATIONS OTHER THAN THOSE OF UNITED STATIONERS SUPPLY CO. AND (II) ALL ASSETS AND LIABILITIES OF UNITED STATIONERS INC. ARE RECORDED ON THE BOOKS OF UNITED STATIONERS SUPPLY CO. THERE IS NO MATERIAL DIFFERENCE BETWEEN UNITED STATIONERS INC. AND UNITED STATIONERS SUPPLY CO. FOR THE DISCLOSURE REQUIRED BY THE INSTRUCTIONS TO FORM 10-K AND THEREFORE, UNLESS OTHERWISE INDICATED, THE RESPONSES SET FORTH HEREIN APPLY TO EACH OF UNITED STATIONERS INC. AND UNITED STATIONERS SUPPLY CO.

GENERAL

     On March 30, 1995, pursuant to an Agreement and Plan of Merger, dated as of February 13, 1995 (the "Merger Agreement"), between Associated Holdings, Inc., a Delaware corporation ("Associated") and United Stationers Inc., a Delaware corporation ("United") and Associated's related Offer to Purchase dated February 21, 1995 (the "Offer"), Associated purchased 17,201,839 shares (NOT ADJUSTED FOR THE 100% STOCK DIVIDEND EFFECTIVE NOVEMBER 9, 1995) of Common Stock, $0.10 par value (the "Shares"), of United at a purchase price of $15.50 per share, or approximately $266.6 million, from United's stockholders (the "Acquisition"). On March 30, 1995, pursuant to the terms of the Merger Agreement, Associated was merged with and into United, with United surviving (the "Merger"), and immediately thereafter, Associated Stationers, Inc. ("ASI"), a Delaware corporation and wholly owned subsidiary of Associated was merged with and into United Stationers Supply Co. ("USSC"), an Illinois corporation and wholly owned subsidiary of United, with USSC surviving. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

     Except where the context clearly indicates otherwise, the term "Company" is used herein to refer to post-Merger United and the terms "Associated" and "United" are used hereinafter to refer to either the respective pre-Merger corporations or specific aspects of the post-Merger Company's business.
United is the parent company of its direct wholly owned subsidiary, USSC. Except where the context clearly indicates otherwise including references to the capital structure of United Stationers Inc., the term "Company" hereinafter used includes United Stationers Inc. together with its subsidiary.

     The Company is the largest general line business products wholesaler in the United States, with 1995 pro forma net sales of $2.2 billion. The Company sells its products through a single national distribution network to more than 12,000 resellers, who in turn sell directly to end users. Substantially all these products are distributed overnight through a computer-based network of warehouse facilities and truck fleets radiating from 43 distribution points.

PRODUCTS

     The Company markets a broad array of products, which include traditional office products; computers and related supplies, office furniture; and other products (including facilities management supplies). As part of the Company's business strategy to acquire incremental sales and increase market share through ancillary product offerings, the Company began to focus on niche product segments in 1991 and has expanded steadily upon this concept since then. The Company's product offerings, composed of more than 25,000 items, may be divided into four primary categories:

     TRADITIONAL OFFICE PRODUCTS.   The Company's core business continues to be
traditional office products, which includes both brand-name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. The Company's traditional office product offerings are quite deep, including, for example, more than 1,000 different stockkeeping units of ring binders and 800 types of file folders. Traditional office products constituted the majority of the Company's 1995 pro forma net sales.


     COMPUTERS AND RELATED SUPPLIES.   The Company sells computer supplies,
peripherals and hardware with major brand names to computer resellers and office products dealers. Such office technology constituted approximately 27% of the Company's 1995 pro forma net sales.

     OFFICE FURNITURE.   The Company's sale of office furniture such as leather
chairs, wooden and steel desks and computer furniture has enabled it to become the nation's largest office furniture wholesaler, with the Company currently offering nearly 3,000 furniture items from 70 different manufacturers. Office furniture constituted approximately 15% of the Company's 1995 pro forma net sales. The Company's "Pro-Image" program enables resellers with no previous expertise to provide high-end furniture and office design services to end-users. The Company offers national delivery and product "set-up" capabilities to office products dealers as well as to attract new furniture dealers.

     OTHER PRODUCTS.   The Company's newest product categories encompass the
facilities management supplies market, which includes janitorial and sanitation supplies, specialty mailroom and warehouse items, kitchen and cafeteria items, first aid products and ergonomic products designed to enhance worker productivity, comfort and safety. Another one of the Company's niche markets is business presentation products, including audio visual equipment, flip charts and dry erase boards. Additionally, the Company offers its "Signature Image" program, which provides resellers with access into the advertising specialties market (such as imprinted and logo items).



CUSTOMERS

     The Company sells principally to resellers of office products, consisting primarily of commercial dealers and contract stationers, retail dealers, superstores, mail order companies and mass merchandisers. In addition, the Company sells to office furniture dealers, computer resellers and janitorial and sanitary supply distributors. No single reseller accounted for more than 5% of the Company's pro forma net sales in 1995.

     Commercial dealers and contract stationers are the most significant reseller channel for office products distribution and typically serve large businesses, institutions and government agencies. Through industry consolidation, the number of such dealers has decreased, with the remaining dealers getting larger. Net sales to these commercial dealers and contract stationers as a group are growing rapidly.

     The number of retail dealers has been declining for some time as the result of individual retail dealers' inability to compete successfully with the growing number of superstores and, more recently, as a result of dealerships being acquired and brought under an umbrella of common ownership. However, many retail office products dealers have adapted to this highly competitive environment. Many retail dealers, commercial dealers and contract stationers have joined forces in marketing or buying groups in order to increase purchasing leverage. The Company believes it is the leading wholesale source for many of these groups, providing not only merchandise but also special programs that enable these dealers to take advantage of their combined strengths.

     While the Company maintains and builds its business with commercial dealers, contract stationers (including the contract stationer divisions of national office product superstores) and retail dealers, it has also initiated relationships with most major office products superstore chains. In addition, the Company supplies inventory and other fulfillment services to the retail operations of certain superstores, including their direct-to-business delivery programs.


MARKETING AND CUSTOMER SUPPORT

     Substantially all of the Company's 25,000 products are sold through its comprehensive office products catalogs and flyers. These materials include general line catalogs, promotional pieces and specialty catalogs for the office products, office furniture, facilities management supplies and other specialty markets. The Company produces numerous catalogs for placement with dealers' end-user customers, including the following annual catalogs: General Line Catalog; Office Furniture Catalog featuring furniture and accessories; Universal Catalog promoting the Company's private-brand merchandise; Computer Products Catalog offering hardware, supplies, accessories and furniture; Workplace Solutions Catalog featuring janitorial, maintenance, food service, warehouse and mailroom supplies; Business Communications Catalog, featuring products and supplies used for meetings and presentations; and separate Legal and Healthcare
Catalogs offering office products used within such professions. In addition, the Company produces the following quarterly promotional catalogs: Action
2000 and Office Saver, each featuring over 1,000 high-volume commodity items, and Computer Concepts, featuring computer supplies, peripherals, accessories and furniture. The Company also produces separate 8-page quarterly flyers covering general office supplies, office furniture and Universal-TM-products. Because commercial dealers, contract stationers and retail dealers typically distribute only one wholesaler's catalogs in order to streamline and concentrate order entry, the Company attempts to maximize the distribution of its catalogs by offering advertising credits to resellers, which can be used to offset the cost of catalogs.

     In addition to marketing its products and services through the use of its catalogs, the Company employs a sales force of approximately 160 salespersons. The sales force is responsible for sales and service to resellers with which the Company has an existing relationship, as well as for establishing new relationships with additional resellers. The Company supplements the efforts of its sales force through telemarketing.

     The Company concentrates its marketing efforts on providing value-added services to resellers. The Company distributes products that are generally available at similar prices from multiple sources, and most of its customers purchase their products from more than one source. As a result, the Company seeks to differentiate itself from its competitors through a broader product offering, a higher degree of product availability, a variety of high quality customer services and prompt distribution capabilities. In addition to emphasizing its broad product line, extensive inventory, computer integration and national distribution capabilities, the Company's marketing programs have relied upon two additional major components. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers that are usually custom imprinted with each reseller's name and sold to these resellers who, in turn, distribute the catalogs to their customers. Second, the Company provides its resellers with a variety of dealer support and marketing services, including business management systems, promotional programs and pricing services. These services are designed to aid the reseller in differentiating itself from its competitors by addressing the steps in the end-user's procurement process.

     To assist its resellers with pricing, the Company offers a matrix pricing software program. Traditionally, many resellers have priced products on a discount from the manufacturer's suggested retail price, but recently pricing has shifted toward a net pricing approach, whereby the reseller sells certain products at significant discounts, assuming that it can recapture the discounts through the sale of other higher margin products. The Company's matrix pricing program provides resellers with a resource to assist them in identifying the optimum pricing mix between high and low margin items and, as a result, enables resellers to manage their gross margins.

     The Company offers to its resellers a variety of electronic order entry systems and business management and marketing programs which enhance the resellers' ability to manage their businesses profitably. For instance, the Company maintains EDI systems that link the Company to selected resellers, and interactive order systems that link the Company to selected resellers and such resellers to the ultimate end-user. In addition, the Company's electronic order entry systems allow the reseller to seamlessly forward its customers' orders to the Company, resulting in the delivery of pre-sold products to the reseller or directly to its customers. The Company estimates that in 1995, approximately 90% of its orders were received electronically.

DISTRIBUTION

     At the time of the Merger, certain of the Company's 47 regional distribution centers were redundant and, accordingly, management determined to close eight of such facilities. To date, seven redundant facilities have been closed and one remaining facility is expected to be closed in early Spring of 1996. As a result, the Company has a network of 40 regional distribution centers (including the new distribution center in Pittsburgh, Pennsylvania) located in 36 metropolitan areas in 25 states, most of which will carry the Company's full line of inventory. In addition, the Company has achieved cost savings from the more efficient post-Merger operation of two distribution centers in each of four market areas, where the size of the Company's sales base requires multiple facilities.

     The Company supplements its regional distribution centers with 25 local distribution points throughout the United States that serve as reshipment points for orders filled at the regional distribution centers. The Company utilizes more than 250 trucks, substantially all of which are contracted for by the Company, to enable direct delivery from the regional distribution centers and local distribution points to resellers.

     The Company's distribution capabilities are augmented by its proprietary, computer-driven system. If a reseller places an order for an item that is out of stock at the Company location which usually serves the particular reseller, the Company's system will automatically search for the item at alternative distribution centers. If the item is available at an alternative location, the system will automatically forward the order to that alternate location, which will then coordinate shipping with the primary facility and, for the majority of resellers, provide a single on-time delivery. The system effectively provides the Company with added inventory support, which enables it to provide higher service levels to the reseller, to reduce back orders and to minimize time spent searching for merchandise substitutes, all of which contribute to the Company's high order fill rate and efficient levels of inventory balances.

     Another service offered by the Company to resellers is its "wrap and label" program, which allows resellers the option to receive orders in accordance with the specifications of particular end-users. For example, when a reseller receives orders from a number of separate end-users, the Company groups and wraps the items separately by end-user so that the reseller need only deliver the package. The "wrap and label" program is attractive to resellers because it eliminates the need to break down case shipments and to repackage the orders before delivering them to the end-user.


PURCHASING AND MERCHANDISING

     As the largest national office products wholesaler in the United States, the Company has substantial purchasing power and can realize significant economies of scale. The Company obtains products from over 450 manufacturers, for many of whom the Company believes that it is a significant customer. In 1995 on a pro forma basis, no supplier accounted for more than 11% of the Company's aggregate purchases. As a centralized corporate function, the Company's merchandising department interviews and selects suppliers and products for inclusion in the catalogs. Selection is based upon end-user acceptance and demand for the product and the manufacturer's total service, price and product quality offering.


COMPETITION

     The Company competes with office products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, computers and related items. Competition between the Company and manufacturers is based primarily upon net pricing, minimum order quantity and product availability. Although manufacturers may provide lower prices to resellers than the Company does, the Company's marketing and catalog programs, combined with speed of delivery and its ability to offer resellers a broad line of business products from multiple manufacturers on a "one-stop shop" basis and with lower minimum order quantities, are important factors in enabling the Company to compete effectively. See "Marketing and Customer Support" and "Distribution." Manufacturers typically sell their products through a variety of distribution channels, including wholesalers and resellers.

     Competition between the Company and other wholesalers is based primarily on net pricing to resellers, breadth of product lines, availability of products, speed of delivery to resellers, order fill rates and the quality of its marketing and other services. The Company believes it is competitive in each of these areas. Most wholesale distributors of office products conduct operations regionally and locally, sometimes with limited product lines such as writing instruments or computer products. Only one other national wholesaler carries a general line of office products.

     Consolidation has occurred in recent years throughout all levels of the office products industry. Consolidation of commercial dealers and contract stationers has resulted in an increased ability of those resellers to buy goods directly from manufacturers. In addition, over the last decade, office products superstores (which largely buy directly from manufacturers) have entered virtually every major metropolitan market.

     Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users. As a result, purchasers of commodity type office products have become extremely price sensitive, and therefore the Company has increased its efforts to market to resellers the continuing advantages of its competitive strengths (as compared to those of manufacturers and other wholesalers), such as marketing and catalog programs, speed of delivery, and the ability to offer resellers on a "one-stop shop" basis a broad line of business products from multiple manufacturers with lower minimum order quantities. In addition, such heightened price awareness has led to margin pressure on commodity office products. In the event that such trend continues, the Company's profit margins could be adversely affected.


EMPLOYEES

     At December 31, 1995, the Company employed approximately 4,800 persons.

     The Company considers its relationships with its employees to be good. Approximately 900 of the shipping, warehouse and maintenance employees at certain of the Chicago, Detroit, Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by collective bargaining agreements. The agreements expire at various times during the next three years.


ITEM 2.   PROPERTIES

     The Company considers its properties to be suitable and adequate for their intended uses. These properties consist of the following:

     EXECUTIVE OFFICES. The Company's office facility in Des Plaines, Illinois has approximately 135,800 square feet of office and storage space. In September 1993, approximately 47,000 square feet of office space located in Mt. Prospect, Illinois was leased by the Company. This lease expires in September of 1999 with an option to renew for two five-year terms.

     REGIONAL DISTRIBUTION CENTERS. The Company presently operates 41 distribution centers (including one which opened in Pittsburgh, Pennsylvania during the first quarter of 1996) in 25 states. These centers represent total square footage of approximately 7.1 million square feet, of which approximately 4.3 million is owned and the balance is leased. One center is scheduled to close by early Spring of 1996.

     LOCAL DISTRIBUTION POINTS. The Company also operates 25 local distribution points. Two are leased by the Company; the other local distribution points are operated through cross-docking arrangements with third party distribution companies.


ITEM 3.   LEGAL PROCEEDINGS


     The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders through the solicitation of proxies in the fourth quarter of 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


QUARTERLY FINANCIAL DATA (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

THE COMPANY/ASSOCIATED

                                                                                     Income
                                                         Income                      (Loss)
                                                         (Loss)                     Per Share
                                                          Before          Net        Before       Net Income
Year Ended                     Net          Gross        Extraordi-     Income    Extraordinary    (Loss)
December 31, 1995            Sales          Profit      nary Item       (Loss)      Item (1)     Per Share (1)
- ------------------           -----          -------     -----------     ------      --------     -------------
First Quarter (2)        $   134,997      $  31,429       ($4,233)(3)   ($5,682)    ($0.35)        ($0.52)
Second Quarter               529,429        114,471         1,524         1,524       0.07           0.07
Third Quarter                537,624        116,624         4,173         4,173       0.27           0.27
Fourth Quarter               549,412        118,416         4,779         4,779       0.29           0.29
                          ----------       --------        ------        ------
Totals (4)                $1,751,462       $380,940        $6,243        $4,794       0.33           0.22
                          ----------       --------        ------        ------
                          ----------       --------        ------        ------

Year Ended
December 31, 1994 (2)
- ---------------------
First Quarter               $122,040         27,878       $   742       $   742       0.03           0.03
Second Quarter               108,219         26,111           534           534       0.00           0.00
Third Quarter                119,123         29,412         2,703         2,703       0.26           0.26
Fourth Quarter               120,803         29,508         2,424         2,424       0.22           0.22
                          ----------       --------        ------        ------
Totals                      $470,185       $112,909        $6,403        $6,403       0.51           0.51
                          ----------       --------        ------        ------
                          ----------       --------        ------        ------

(1) Historical earnings per share amounts have been restated to reflect the share conversion resulting from the Merger and the 100% stock dividend, effective November 9, 1995. Earnings per share are net of preferred stock dividends.

(2)  Reflects the results of Associated only.

(3) The extraordinary item reflects the write-off of financing costs and original issue discount relating to the retired debt which was being amortized over the life of the original debt.

(4) As a result of changes in the number of common and common equivalent shares during the year, the sum of four quarters' earnings per share will not equal earnings per share for the total year.

                        QUARTERLY STOCK PRICE DATA

     The Common Stock is quoted through the Nasdaq National Market under the symbol "USTR." The following table sets forth on a per share basis, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the Nasdaq National Market. All stock price information has been restated to reflect the 100% stock dividend effective November 9, 1995.

                               High         Low

     1994
          First Quarter          *            *
          Second Quarter         *            *
          Third Quarter          *            *
          Fourth Quarter         *            *

     1995
          First Quarter          *             *
          Second Quarter     $ 9 5/16      $ 8  9/16
          Third Quarter      $15  1/2      $ 8 11/16
          Fourth Quarter     $27  3/4      $13  3/4

* Due to the significant changes in the Company's capital structure resulting from the Merger, stock price information for periods prior to the Merger has not been included as it is not comparable to the stock price information since the Merger.

     On February 27, 1996, there were approximately 1,082 holders of record of Common Stock.

     The Company does not currently intend to pay any cash dividends on the Common Stock. Furthermore, as a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its operating subsidiary, USSC. The payment of dividends by USSC is subject to certain restrictions imposed by the Company's debt agreements. See Note 5 to the Consolidated Financial Statements of the Company included elsewhere herein.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Set forth below and on the following pages is selected historical consolidated financial data for the Company and its predecessors. Although United was the surviving corporation in the Merger, the Acquisition was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the income statement and operating and other data for the year ended December 31, 1995 reflect the financial information of Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995. The balance sheet data at December 31, 1995 reflects the consolidated balances of the Company, including various Merger-related adjustments.

THE COMPANY / ASSOCIATED

     The selected consolidated financial data of Associated's predecessor (the wholesale division of Boise Cascade Office Products Corporation "BCOP") set forth below for the fiscal year ended December 31, 1991 and for the one-month period ended January 31, 1992 (when Associated purchased the wholesale division of BCOP (the "Associated Transaction")) are derived from the unaudited financial statements of Associated's predecessor for such periods. Associated accounted for the Associated Transaction using the purchase method of accounting. There are material operational and accounting differences between Associated's predecessor and Associated resulting from the Associated Transaction. Accordingly, the historical financial data of Associated's predecessor may not be comparable in all material respects with data of Associated.

     The selected consolidated financial data of Associated set forth below for the period from January 31, 1992 to December 31, 1992 and for the years ended December 31, 1993 and 1994 has been derived from the

Consolidated Financial Statements of Associated which have been audited by Arthur Andersen LLP, independent public accountants. The Selected Consolidated Financial Data of the Company for the fiscal year ended December 31, 1995 (which for Income Statement and Operating and Other Data includes Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995) has been derived from the Consolidated Financial Statements of the Company which have been audited by Ernst & Young LLP, independent auditors. All Selected Consolidated Financial Data set forth below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Historical Results of Operations of the Company/Associated," "Liquidity and Capital Resources of the Company/Associated" and the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.



                                   The Company                      Associated                         Predecessor(1)(2)
                                   -----------   -------------------------------------------    --------------------------
                                    Year ended   Year ended        Year ended      Jan 31 to    Jan. 1 to       Year ended
                                      Dec. 31,      Dec. 31,         Dec. 31,       Dec. 31,     Jan. 31,         Dec. 31,
                                          1995          1994             1993           1992       1992(4)         1991(3)
                                   -----------   -----------       ----------      ---------    ----------      ----------
                                                      (dollars in thousands, except per share data)
Income Statement Data:
Net sales                           $1,751,462      $470,185         $455,731       $359,779       $39,016       $411,343
Cost of goods sold                   1,370,522       357,276          350,251        276,546        29,874        308,090
                                    ----------      --------         --------       --------       -------       --------
   Gross profit                        380,940       112,909          105,480         83,233         9,142        103,253
Operating expenses(5)                  323,383        94,788           94,502         72,880         7,723         88,374
                                    ----------      --------         --------       --------       -------       --------
   Income from operations               57,557        18,121           10,978         10,353       $ 1,419       $ 14,879
Interest expense, net                   46,186         7,725            7,235          5,626
                                    ----------      --------         --------       --------
   Income before income taxes
      and extraordinary item            11,371        10,396            3,743          4,727
Income taxes                             5,128         3,993              781          1,777
                                    ----------      --------         --------       --------
   Income before extraordinary
      item                               6,243         6,403            2,962          2,950
Extraordinary item - loss on
      early retirement of debt, net
      of tax benefit of $967            (1,449)          - -              - -           - -
                                    ----------      --------         --------       --------
Net income                              $4,794        $6,403           $2,962         $2,950
                                    ----------      --------         --------       --------
                                    ----------      --------         --------       --------
Net income attributable to
   common stockholders                  $2,796        $4,210          $   915         $1,501
                                    ----------      --------         --------       --------
                                    ----------      --------         --------       --------
Net income per common and
   common equivalent share
   (primary and fully diluted)
      Income before
         extraordinary item              $0.33         $0.51            $0.11          $0.19
      Extraordinary item                 (0.11)         - -               - -            - -
                                    ----------      --------         --------       --------
      Net income                         $0.22         $0.51            $0.11          $0.19
                                    ----------      --------         --------       --------
                                    ----------      --------         --------       --------
Cash dividends declared per
    common share                           - -           - -              - -            - -

Operating and Other Data:
EBITDA (6)                             $81,241       $23,505          $16,481        $14,875        $1,661        $18,028
EBITDA margin (7)                          4.6% (8)      5.0%             3.6%           4.1%          4.3%           4.4%
Depreciation and
amortization (9)                       $23,684        $5,384           $5,503         $4,522          $242         $3,149
Capital expenditures, net                8,017           554            3,273          4,289           (36)           273


                                                                                        Predecessor
                                                     The                                -----------
                                                   Company         Associated                (1)(3)
                                             -------------  ----------------------------   --------
                                                              At December 31,
                                             ------------------------------------------------------
                                                   1995       1994       1993       1992       1991
                                                  -----      -----      -----      -----      -----
                                                                  (dollars in thousands)
Balance Sheet Data:
Working capital............................  $  355,465   $ 56,454   $ 57,302   $ 46,396   $ 54,373
Total assets...............................   1,001,383    192,479    190,979    179,069    140,756
Total debt and capital leases (10).........     551,990     64,623     86,350     78,297         --
Redeemable preferred stock.................      18,041     23,189     20,996     18,949         --
Redeemable warrants........................      39,692      1,650      1,435      1,435         --
Total stockholders' or predecessor
division equity............................      30,024     24,775     11,422     10,466     93,642


(1) The capital structure and accounting basis of the assets and liabilities of Associated's predecessor differ from those of Associated and the Company. Accordingly, certain financial information for periods before January 31, 1992 is not comparable to that for periods after January 31, 1992 and therefore is not presented in this table.

(2) Associated's predecessor operated as a segment of a company which did not allocate income tax or interest expense to the predecessor. Accordingly, actual operating results for Associated's predecessor reflect only income from operations before interest expense and income taxes.

(3) Derived from the unaudited financial statements of Associated's predecessor as of and for the year ended December 31, 1991.

(4) Derived from the unaudited financial statements of Associated's predecessor for the one month ended January 31, 1992.


(5) Includes a restructuring charge of $9.8 million for the year ended December 31, 1995.

(6) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and extraordinary item and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(7)  EBITDA margin represents EBITDA as a percentage of net sales.

(8) EBITDA margin for the year ended December 31, 1995 would have been 5.2% if adjusted to exclude the restructuring charge.

(9)  Excludes amortization of deferred financing costs.

(10) Total debt and capital leases include current maturities.

UNITED

    The selected consolidated financial data of United set forth below for the seven months ended March 30, 1995 (at which time United and Associated merged to create the Company) has been derived from the financial statements of United which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data at and for the seven-month period ended March 31, 1994 is unaudited and in the opinion of management reflects all adjustments considered necessary for a fair presentation of such data. The selected consolidated financial data of United for each of the fiscal years in the four-year period ended August 31, 1994 has been derived from the consolidated financial statements of United which have been audited by Arthur Andersen LLP, independent public accountants. All selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations of United" and "Historical Liquidity and Capital Resources of United" and the Consolidated Financial Statements of United, together with the related notes thereto, included elsewhere herein.

                                        SEVEN MONTHS ENDED                   YEAR ENDED AUGUST 31,
                                       ---------------------    -----------------------------------------------
                                       MARCH 30,    MARCH 31,
                                       ---------    ---------
                                        1995        1994          1994         1993         1992         1991
                                       --------     --------    --------     --------     --------     --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
Net sales............................  $980,575     $871,585    $1,473,024   $1,470,115   $1,094,275   $951,109
Cost of sales........................   773,857      675,720     1,150,123    1,125,596      848,588    732,401
                                       --------     --------    ----------   ----------   ----------   --------
    Gross profit on sales............   206,718      195,865       322,901      344,519      245,687    218,708
Operating expenses...................   174,021      170,420       286,607      298,405      219,285    195,694
Merger-related costs.................    27,780(1)        --            --           --           --         --
                                       --------     --------    ----------   ----------   ----------   --------
    Income from operations...........     4,917       25,445        36,294       46,114       26,402     23,014
Interest expense, net................     7,500        5,837        10,461        9,550        6,503      6,082
Other income (expense), net..........        41          117           225          355          364        (14)
                                       --------     --------    ----------   ----------   ----------   --------
    Income (loss) before income
      taxes..........................    (2,542)      19,725        26,058       36,919       20,263     16,918
Income taxes.........................     4,692        8,185        10,309       15,559        8,899      7,008
                                       --------     --------    ----------   ----------   ----------   --------
    Net income (loss)................  $ (7,234)    $ 11,540    $   15,749   $   21,360   $   11,364   $  9,910
                                       --------     --------    ----------   ----------   ----------   --------
                                       --------     --------    ----------   ----------   ----------   --------
Net income (loss) per common
  share..............................  $  (0.39)    $   0.62    $     0.85   $     1.15   $     0.71   $   0.64
Cash dividends declared per
  share..............................      0.30         0.30          0.40         0.40         0.40       0.40

OPERATING AND OTHER DATA:
EBITDA(2)............................    17,553       37,665        57,755       67,712       46,645     41,912
EBITDA margin(3).....................       1.8%         4.3%          3.9%         4.6%         4.3%       4.4%
Depreciation and amortization........  $ 12,595     $ 12,103     $  21,236    $  21,243    $  19,879   $ 18,912
Net capital expenditures.............     7,764        4,287        10,499       29,958        8,291     15,765

BALANCE SHEET DATA (AT PERIOD END):
Working capital......................   257,600      297,099       239,827      216,074      214,611    135,347
Total assets.........................   711,839      608,728       618,550      634,786      601,465    409,958
Total debt and capital leases(4).....   233,406      227,626       155,803      150,251      150,728     73,123
Stockholders' investment.............   233,125      243,636       246,010      237,697      223,387    181,584


(1) In connection with the Merger, United incurred approximately $27.8 million of Merger-related costs, consisting of severance payments under employment contracts ($9.6 million); insurance benefits under employment contracts ($7.4 million); legal, accounting and other professional services fees ($5.2 million); retirement of stock options ($3.0 million); and fees for letters of credit related to employment contracts and other costs ($2.6 million).

(2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(3)  EBITDA margin represents EBITDA as a percentage of net sales.

(4)  Total debt and capital leases includes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     On March 30, 1995, Associated merged with and into United. Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the results of operations for the year ended December 31, 1995 reflects the financial information of Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995. As a result of the Merger, the results of operations of the Company for the year ended December 31, 1995 are not comparable to those of previous periods.

     To facilitate a meaningful comparison, the following supplemental discussion and analysis is based on certain components of the combined historical results of operations without any pro forma adjustments for Associated and United for the years ended December 31, 1993 and 1994 and on the pro forma results of operations for the Company for the year ended December 31, 1995. The pro forma and combined historical results of operations do not purport to be indicative of the results that would have been obtained had such transactions been completed for the periods presented or that may be obtained in the future. The following information should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and United, together with the related notes thereto, included elsewhere herein.


GENERAL INFORMATION

     GROSS PROFIT MARGINS.   Recently, a number of factors have adversely
affected gross profit margins in the office products industry, including those of the Company. These factors reflect the increasingly competitive nature of the industry. Competitive pressures have increased due in part to the growth of large resellers such as national office products superstores that have heightened price awareness at the end-user level. The increasing price sensitivity of end-users has contributed to the decline in industrywide gross profit margins. These pressures are expected to continue in the future.

     The Company's gross profit margins vary across product categories, so that material changes in its product mix can impact the Company's overall margin. For example, the gross profit margin on the Company's sales of commodity products, such as copier paper and laser printer toner-product categories that have grown over the past few years-tend to be lower than the gross profit margins on most other product categories. While the recent increases in sales of these types of products have adversely affected the Company's overall gross profit margin, they have contributed to higher operating income. The Company expects such sales to increase as a percentage of revenues in the future.

     RESTRUCTURING CHARGE.   In the first quarter of 1995, the Company
recorded a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge includes severance costs totaling $1.8 million. The Company's consolidation plan specifies that 330 distribution, sales and corporate positions, 180 of which relate to pre-Merger Associated, will be eliminated substantially within the one-year period following the Merger. As of December 31, 1995, approximately 90 former Associated employees had been terminated, with the related termination costs of approximately $1.0 million charged against the reserve. The restructuring charge also includes distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan calls for the closing of eight redundant distribution centers, six of which relate to pre-Merger Associated facilities, and the elimination of overlapping inventory items from the Company's catalogs substantially within the one-year period following the Merger. Estimated distribution center closing costs include (i) the net occupancy costs of leased facilities after they are vacated until expiration of leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures and equipment. Estimated stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition. As of December 31, 1995, $0.4 million relating to distribution center closing costs had been charged against the reserve. See Note 4 to the Consolidated Financial Statements of the Company included elsewhere herein.

     EMPLOYEE STOCK OPTIONS.   In September 1995, the Board of Directors
approved, subject to stockholder approval, an amendment to the Company's employee stock option plan (the "Plan") that allows for the issuance of employee stock options to key management employees of the Company exercisable for up to approximately 2.2 million additional shares of Common Stock. The Plan was designed to build increased employee commitment through participation in the growth and performance of the Company. Subsequently, employee stock options exercisable for an aggregate of approximately 2.2 million shares of Common Stock were granted (subject to stockholder approval of the Plan amendment) to key management employees. Some of the employee stock options were granted at an exercise price below the then fair market value of the Common Stock. The exercise price of certain options is subject to increases on a quarterly basis beginning in 1996. The Company's stockholders will vote to approve such Plan amendment at the Company's annual meeting to be held in May 1996.

     The employee stock options granted under the Plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes the present non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise price of the employee stock options. Based upon a stock price of $22.75 and options outstanding as of January 31, 1996, the Company would recognize a nonrecurring noncash charge and related tax effect of $31.7 million in compensation expense ($19.0 million net of tax benefit of $12.7 million), if a Vesting Event were to occur. Each $1.00 change in the Common Stock price will result in an adjustment to such compensation expense of approximately $2.6 million ($1.6 million net of tax effect of $1.0 million).

     CHANGE IN ACCOUNTING METHOD. Effective January 1, 1995, Associated changed its method of accounting for the cost of inventory from the FIFO method to the LIFO method. Associated made this change in contemplation of its acquisition of United (accounted for as a reverse acquisition) so that its method would conform to that of United. Associated believed that in an inflationary environment the LIFO method provides a better matching of current costs and current revenues, and that earnings reported under the LIFO method are more easily compared to that of other companies in the wholesale industry where the LIFO method is common. In 1995, this change resulted in the reduction of pre-tax income of the Company of approximately $8.8 million ($5.3 million net of tax benefit of $3.5 million). See Note 3 to the Consolidated Financial Statements of the Company included elsewhere herein.


PRO FORMA AND COMBINED RESULTS OF OPERATIONS

     The following table of summary pro forma (see Note 4 to the Consolidated Financial Statements of the Company included elsewhere herein) and combined historical financial data is intended for informational purposes only and is not necessarily indicative of either financial position or results of operations in the future, or that would have occurred had the events described in the first paragraph under "Overview" occurred on January 1, 1995. The following information should be read in conjunction with, and is qualified in its entirety by, the historical Consolidated Financial Statements of the Company and its predecessors, including the related notes thereto, included elsewhere herein.

     The following table also presents unaudited summary combined historical financial data for Associated and United for the years ended December 31, 1994 and 1993. This data has not been prepared in accordance with generally accepted accounting principles, which do not allow for the combination of financial data for entities that are not under common ownership. Nevertheless, management believes that this combined historical financial data, when read in conjunction with the separate historical financial statements of Associated and United prepared in accordance with generally accepted accounting principles and included elsewhere herein, may be helpful in understanding the past operations of the companies that were combined in the Merger. This combined historical financial data for 1994 and 1993 represents a combination of the historical financial data for Associated and United for the periods indicated without any pro forma adjustments, and is supplemental to the historical financial data of Associated and United included elsewhere herein.


                             Pro Forma                          Combined
                           ------------------   ----------------------------------------
                                              Year Ended December 31,
                           -------------------------------------------------------------
                                  1995                 1994                 1993
                           ------------------   ------------------   -------------------
                                              (dollars in thousands)
Net sales                  $2,201,860   100.0%  $1,990,363   100.0%  $1,925,376   100.0%
Gross profit                  475,839    21.6      438,759    22.0      450,645    23.4
Operating expenses            394,430    17.9      379,717    19.0      393,284    20.4
Income from operations         81,409     3.7       59,042     3.0       57,361     3.0


COMPARISON OF PRO FORMA RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 AND COMBINED RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

     NET SALES.   Net sales were $2,201.9 million for 1995, a 10.6% increase over net sales of $1,990.4 million in 1994. The increase in net sales is primarily the result of changes in unit volume rather than changes in prices. Sales grew in all geographic regions. In addition, the sales growth is also attributable to increases in the sales of computer-related products through the Company's MicroUnited Division.

     GROSS PROFIT.   Gross profit as a percent of net sales decreased to
21.6% in 1995 from 22.0% in 1994. The lower gross profit margin reflects a shift in product mix and a larger LIFO charge due to Associated's change in its method of accounting for inventory from the FIFO method to the LIFO method. Also, gross profit was adversely affected by the higher sales of computer-related products and commodity items which typically carry lower gross profit margins.

     OPERATING EXPENSES.   Operating expenses as a percent of net sales
decreased to 17.9% in 1995 from 19.0% in 1994. The decrease in operating expenses as a percent of net sales was primarily due to increased operating efficiencies, improved productivity and increased economies of scale as a result of the higher sales base.

     INCOME FROM OPERATIONS.   Income from operations as a percent of net
sales was 3.7% in 1995 compared to 3.0% in 1994 due to the aforementioned reasons.

COMPARISON OF COMBINED RESULTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1994 AND 1993.

     NET SALES.   Net sales were $1,990.4 million for 1994, a 3.4% increase
over net sales of $1,925.4 million in 1993. The increase in net sales is primarily the result of changes in unit volume rather than changes in prices.

     GROSS PROFIT.   Gross profit as a percent of net sales decreased to
22.0% in 1994 from 23.4% in 1993. The lower gross profit margin primarily reflects higher levels of rebates and volume allowances earned by the Company's customers as a result of ongoing consolidations. In addition, gross profit margin was affected by a LIFO charge (an increase to "cost of goods sold") of $2.1 million in 1994 versus LIFO income (a decrease to "cost of goods sold") of $5.0 million in 1993, and a shift in product mix.

     OPERATING EXPENSES.   Operating expenses as a percent of net sales
decreased to 19.0% in 1994 from 20.4% in 1993. The decrease is the result of streamlining the Company's work processes and reducing payroll and freight expense.

     INCOME FROM OPERATIONS.   Income from operations as a percent of net
sales was 3.0% in 1994 and 1993.

HISTORICAL RESULTS OF OPERATIONS OF THE COMPANY/ASSOCIATED


COMPARISON OF HISTORICAL FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

     NET SALES.   Net sales were $1,751.5 million for 1995 compared to $470.2 million in 1994. The increase is primarily the result of the Merger. Sales in 1995 include only nine months of United's sales.

     GROSS PROFIT.   Gross profit as a percent of net sales decreased to
21.7% in 1995 from 24.0% in 1994. The lower gross profit margin reflects a shift in product mix, the Acquisition and the change in the method of accounting for inventory from the FIFO method to the LIFO method. See Note 3 to the Consolidated Financial Statements of the Company included elsewhere herein.

     OPERATING EXPENSES.   Operating expenses as a percent of net sales
decreased to 18.5% in 1995 from 20.2% in 1994. The actual results for 1995 include the impact of a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) in the first quarter of 1995. Operating expenses before the restructuring charge were 17.9% in 1995. The decrease in operating expenses as a percent of net sales before the restructuring charge was primarily due to increased operating efficiencies and improved productivity, partially offset by Merger-related compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million).

     INCOME FROM OPERATIONS.   Income from operations as a percent of net
sales was 3.2% in 1995 (after the restructuring charge) compared to 3.8% in 1994. Before such restructuring charge, income from operations in 1995 was 3.8%.

     INTEREST EXPENSE.   Interest expense as a percent of net sales was 2.5%
in 1995 compared to 1.6% in 1994. The increase reflects additional debt needed to consummate the Acquisition and higher interest rates in 1995.

     INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.   Income before
income taxes and extraordinary item as a percent of net sales was 0.7% in 1995 compared to 2.2% in 1994.

     INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item was $6.2 million in 1995 compared to $6.4 million in 1994. An extraordinary item, the loss on early retirement of debt related to the Merger of $2.4 million ($1.4 million net of tax benefit of $1.0 million), was recognized in the first quarter of 1995. Net income was $4.8 million in 1995 compared to $6.4 million in 1994. Excluding the extraordinary item, net income would have been $6.2 million.

     FOURTH QUARTER RESULTS.   Certain interim expense and inventory
estimates are recorded throughout the year relating to shrinkage, inflation and product mix. The results of the year-end close and physical inventory reflected a favorable adjustment with respect to such estimates, resulting in approximately $0.9 million of additional net income, which is reflected in the fourth quarter of 1995.


COMPARISON OF HISTORICAL FISCAL YEARS ENDED DECEMBER 31, 1994 AND 1993

     NET SALES.   Net sales increased to $470.2 million in 1994 from $455.7
million in 1993, a 3.2% increase, primarily as a result of inclusion in 1994 of the full year of sales from Associated's new Baltimore distribution facility and increased unit sales volume to existing Associated customers as, in management's estimation, Associated's customers channeled more of their purchasing through Associated with the goal of reducing their internal inventory levels.

     GROSS PROFIT.   Gross profit increased to $112.9 million in 1994 from
$105.5 million in 1993, a 7.0% increase, primarily due to increased unit volume as well as Associated's lower net cost of goods sold, as a percentage of sales, resulting from increased allowances granted to Associated by its suppliers. Management of

Associated believes that increased vendor allowances were due to competition among Associated's vendors that resulted in increased purchasing leverage. The increase in gross profit also resulted in part from Associated's increased forward-buying efforts, as management better identified and utilized product pricing opportunities available in the marketplace. Gross profit increases were partially offset by increased allowances extended by Associated to its customers in response to increased competition.

     OPERATING EXPENSES.   Operating expenses as a percent of net sales
decreased to 20.2% in 1994 from 20.7% in 1993. The decrease in operating expenses as a percent of net sales was primarily due to productivity improvements and lower freight costs partially offset by lump-sum incentive awards earned in 1994 by employees and management based on Associated's level of profitability.

     INCOME FROM OPERATIONS.   Income from operations increased to $18.1
million in 1994 from $11.0 million in 1993, a 65.1% increase, and as a percentage of net sales was 3.8% in 1994, compared with 2.4% in 1993, for the reasons stated above.

     INTEREST EXPENSE.   Interest expense increased to $7.7 million in 1994
from $7.2 million in 1993, a 6.8% increase, as a result of an increase in the weighted average interest rate on outstanding debt in effect during the year from 7.75% in 1993 to 8.90% in 1994, which was offset in part by a reduction in average revolving debt balances to $39.6 million in 1994 from $46.9 million in 1993.

     INCOME BEFORE INCOME TAXES.   Income before income taxes increased to
$10.4 million in 1994 from $3.7 million in 1993, a 177.7% increase, for the reasons stated above.

     INCOME TAXES.   Income taxes increased to $4.0 million in 1994 from $0.8
million in 1993, a $3.2 million increase. The effective tax rates for 1994 and 1993 were 38.4% and 20.9%, respectively. The increase in rate was due primarily to the effect of the change in the amount of tax valuation allowances.

     NET INCOME.   Net income increased to $6.4 million in 1994 from $3.0
million in 1993, an increase of $3.4 million, or 116.2%. Net income as a percentage of net sales increased to 1.4% in 1994 from 0.6% in 1993 for the reasons stated above.


HISTORICAL RESULTS OF OPERATIONS OF UNITED


COMPARISON OF THE SEVEN MONTHS ENDED MARCH 30, 1995 AND 1994

     NET SALES.   Net sales were $980.6 million in the seven months ended
March 30, 1995, a 12.5% increase from net sales of $871.6 million in the comparable period in 1994. The primary reason for the increase is growth in unit volume.

     GROSS PROFIT ON SALES.   Gross profit as a percent of net sales was
21.1% for the seven months ended March 30, 1995, compared with 22.5% in the comparable period in 1994. This lower gross profit margin is primarily the result of a shift in the sale of computer related products that have lower gross profit margins and is consistent with the gross profit margins achieved in the latter half of United's fiscal year ended August 31, 1994.

     OPERATING EXPENSES.   Operating expenses as a percent of net sales
increased to 20.6% in the seven-month period ended March 30, 1995 from 19.6% in the comparable period in 1994. The increase is primarily attributable to $27.8 million ($18.5 million net of tax benefit of $9.3 million) of non-recurring Merger-related costs consisting of severance payments under employment contracts; insurance benefits under employment contracts; legal, accounting and other professional services fees; the repurchase of stock options; and fees for letters of credit related to employment contracts and other costs. Operating expenses as a percent of net sales prior to the Merger-related costs were 17.7% for the seven-month period ended March 30, 1995. This decline from the comparable period in 1994 is a result of savings in employee-related payroll and freight expenses.

     INCOME FROM OPERATIONS.   Income from operations as a percent of net
sales was 0.5% in the seven-month period ended March 30, 1995, compared with 2.9% in the comparable period in 1994. The decrease was attributable to the Merger-related costs discussed under "Operating Expenses" above. Income from operations as a percent of net sales was 3.3% in the seven-month period ended March 30, 1995, excluding the Merger-related costs.

     INTEREST EXPENSE.   Interest expense was $7.6 million for the
seven-month period ended March 30, 1995, compared with $6.1 million for the same period in 1994. The increase was due to higher interest expense from increased debt to meet working capital and other capital expenditure needs and higher interest rates on borrowings.

     INCOME (LOSS) BEFORE INCOME TAXES.   Income (loss) before income taxes as a
percent of net sales was a loss of 0.3% in the seven-month period ended March 30, 1995, compared to income of 2.3% in the comparable period of 1994. The decrease in income before income taxes was attributable to the factors stated above.

     INCOME TAXES.   The effective tax rate for the seven-month period ended
March 30, 1995 was (184.6%), compared with 41.5% for the seven-month period ended March 31, 1994. The increase is primarily due to non-deductible Merger-related costs and non-deductible amortization of goodwill.

     NET INCOME (LOSS).   Net income (loss) was a loss of $7.2 million for
the seven-month period ended March 30, 1995, compared with income of $11.5 million for the same period in 1994. The loss was primarily due to $27.8 million ($18.5 million net of tax benefit of $9.3 million) of non-recurring Merger-related costs discussed under "Operating Expenses" above. Net income
(loss) per share was a loss of $0.39 in the seven-month period ended March 30, 1995, compared with income of $0.62 for the same period in 1994.


COMPARISON OF THE FISCAL YEARS ENDED AUGUST 31, 1994 AND 1993

     NET SALES.   Net sales increased to $1,473.0 million in fiscal 1994 from
$1,470.1 million in fiscal 1993, a 0.2% increase reflecting a slight increase in unit volume. Sales in the early part of fiscal 1994 were affected by a temporary drop in in-stock service levels and the discontinuing of nearly 12,000 items as a final step in the consolidation process of the SDC Acquisition in June 1992. Sales were also negatively impacted by the SDC Acquisition-related operational disruptions in the west and southwest regions. Sales grew in the fourth quarter by 3.4%, reversing the decline experienced in the prior two quarters.

     GROSS PROFIT ON SALES.   Gross profit on sales decreased to $322.9
million in fiscal 1994 from $344.5 million in fiscal 1993, a 6.3% decrease, due principally to a decrease in gross profit margin. Gross profit margin decreased to 21.9% in fiscal 1994 from 23.4% in fiscal 1993. The decline primarily reflects higher levels of rebates and volume allowances earned by the Company's customers as a result of ongoing consolidations. Gross profit margins over the last half of fiscal 1994 were relatively stable reflecting the slowing pace of dealer consolidations. In addition, gross profit margin was affected by a LIFO charge (an increase to "cost of sales" of $2.2 million in fiscal 1994 versus LIFO income (a decrease to "cost of sales") of $4.7 million in fiscal 1993, and a shift in the sale of products to items that have lower gross margins.

     OPERATING EXPENSES.   Operating expenses decreased to $286.6 million in
fiscal 1994 from $298.4 million in fiscal 1993, a 4.0% decrease. Operating expenses as a percentage of net sales decreased to 19.4% in fiscal 1994 from 20.3% in fiscal 1993. The decrease is the result of streamlining United's work processes and reducing payroll and freight expense.

     INCOME FROM OPERATIONS.   Income from operations decreased to $36.3
million in fiscal 1994 from $46.1 million in fiscal 1993, a 21.3% decrease, and as a percentage of net sales was 2.5% in fiscal 1994, compared with 3.1% in fiscal 1993, for the reasons stated above.

     INTEREST EXPENSE.   Interest expense increased to $10.7 million in
fiscal 1994 from $9.8 million in fiscal 1993, an 8.9% increase, primarily due to additional debt incurred to support working capital and other capital expenditures.

     INCOME BEFORE INCOME TAXES.   Income before income taxes decreased to
$26.0 million in fiscal 1994 from $36.9 million in fiscal 1993, a 29.4% decrease, for the reasons stated above.

     INCOME TAXES.   Income taxes decreased to $10.3 million in fiscal 1994
from $15.5 million in fiscal 1993, a $5.3 million decrease. The effective tax rates for 1994 and 1993 were 39.6% and 42.1%, respectively. The decrease is primarily due to the liquidation of a foreign subsidiary and a decrease in the effective state income tax rate, offset by an increase in the non-deductible losses in United's foreign operation and the non-deductible amortization of goodwill.

     NET INCOME.   Net income decreased to $15.7 million in 1994 from $21.4
million in 1993, a decrease of $5.7 million, or 26.3%. Net income as a percentage of net sales decreased to 1.1% in 1994 from 1.5% in 1993 for the reasons stated above.

     FOURTH QUARTER RESULTS.   Certain interim expense and inventory
estimates are recognized throughout the fiscal year relating to shrinkage, inflation and product mix. The results of the year-end close and physical inventory reflected a favorable adjustment with respect to such estimates, resulting in approximately $0.5 million of additional net income, which is reflected in the fourth quarter of fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY/ASSOCIATED

     In connection with the consummation of the Acquisition, Associated received an equity investment of $12.0 million and borrowed an aggregate of $416.5 million under the Credit Facilities (as defined below) and $130.0 million under a subordinated bridge facility (the "Subordinated Bridge Facility"). The proceeds of such investment and borrowings were used to (i) finance the purchase of shares of Common Stock pursuant to the Offer, (ii) refinance certain existing indebtedness of Associated (including all amounts outstanding under the Associated credit facilities in effect prior to the Merger) and indebtedness of the Company (including certain amounts outstanding under the United credit and overline facilities in effect prior to the Merger), (iii) repurchase United employee stock options and (iv) pay fees and expenses relating to the Acquisition.

     The credit facilities under the Credit Agreement (the "Credit Facilities") consist of $200.0 million of term loan borrowings (the "Term Loan Facilities") and up to $325.0 million of revolving loan borrowings under the Revolving Credit Facility.

     On May 3, 1995, USSC completed the issuance of $150.0 million of 12 3/4% Senior Subordinated Notes due 2005 (the "Notes"). The net proceeds of the Notes (after an underwriter discount of $4.5 million) were used to repay the $130.0 million Subordinated Bridge Facility (together with $1.6 million in accrued and unpaid interest thereon), to repay a portion of the Term Loan Facilities and accrued interest thereon (totaling approximately $6.5 million), to pay a dividend to the Company to repurchase the Series B preferred stock and to pay certain expenses.

     The Term Loan Facilities consist of a $125.0 million Tranche A term loan facility (the "Tranche A Facility") and a $75.0 million Tranche B term loan facility (the "Tranche B Facility"). Amounts outstanding under the Tranche
A Facility are required to be repaid in 20 consecutive installments, the first four of which (each in the aggregate principal amount of $3.63 million) are due on the last day of each of the first four calendar quarters which commenced with the quarter ended June 30, 1995. Subsequent quarterly payments under the Tranche A Facility are each in the aggregate principal amount of $6.05 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1996 and $7.26 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1998. Amounts outstanding under the Tranche B Facility are required to be repaid in 28 consecutive quarterly installments, the first twenty of which (in the aggregate principal amount of $0.24 million each) are due on the last day of each of the first twenty calendar quarters which commenced with the quarter ended June 30, 1995. The remaining eight installments in the aggregate principal amount of $8.47 million each will be due on the last day of each calendar quarter commencing with the quarter ending June 30, 2000. The final installments under the Tranche A Facility and the Tranche B Facility will be payable on March 31, 2000 and March 31, 2002, respectively.

     The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined); plus 50% of Eligible Inventory (as defined) (provided that no more than 60% or during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined). The Revolving Credit Facility provides that, for each fiscal year commencing January 1, 1996, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $200.0 million. The Revolving Credit Facility matures on March 31, 2000. The Revolving Credit Facility was amended as of December 21, 1995 to increase the amount available thereunder from $300.0 million to an aggregate of $325.0 million. As of December 31, 1995, $87.4 million remained available for borrowing under the Revolving Credit Facility.

     The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of the domestic direct and indirect subsidiaries of USSC, certain of the stock of all of the foreign direct and indirect subsidiaries of USSC and security interests in, and liens upon, all accounts receivable, inventory, contract rights and other certain personal and certain real property of USSC and its domestic subsidiaries.

     The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of January 31, 1996, the Company was in compliance in all material respects with all covenants contained in the Credit Agreement.

     The Credit Facilities permit capital expenditures for the Company of up to $12.0 million for its fiscal year ending December 31, 1996, plus $4.1 million of unused capital expenditures and approximately $3.0 million of unused excess cash flow (as defined) for the Company's fiscal year ended December 31, 1995. Capital expenditures will be financed from internally generated funds and available borrowings under the Credit Facilities. The Company expects gross capital expenditures to be approximately $10 to $12 million in 1996.

     Management believes that the Company's cash on hand, anticipated funds generated from operations and available borrowings under the Credit Facilities, will be sufficient to meet the short-term (less than twelve months) and long-term operating and capital needs of the Company as well as to service its debt in accordance with its terms. There is, however, no assurance that this will be accomplished.

     On July 28, 1995, the Company repurchased the Series B preferred stock. Quarterly dividends currently accrue on the Company's two outstanding series of preferred stock at the rate of 10.0% for Series A preferred stock and 9.0% for Series C preferred stock per annum (or, when dividends are not paid in cash, 13.0% for Series A preferred stock and 10.0% for Series C preferred stock), and may be paid in the form of additional shares of the respective series of preferred stock (except, in the case of the Series C preferred stock, for dividends payable after January 31, 1999).

     The Company is a holding company and, as a result, the Company's primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indenture governing the Notes contain restrictions on the ability of USSC to transfer cash to the Company. Associated was a holding company and, as a result, Associated's primary source of funds was cash generated from operating activities of its operating subsidiary, ASI, and bank borrowings by ASI. The Associated credit agreement in effect prior to the Merger contained restrictions on the ability of ASI to transfer cash to Associated. The statements of cash flows for the Company for the periods indicated is summarized below:

                                                                      The Company
                                                            ------------------------------
                                                                Year Ended December 31,
                                                            ------------------------------
                                                                1995      1994       1993
                                                                ----      ----       ----
                                                                (dollars in thousands)
     Net cash provided by (used in) operating activities    $ 26,329   $14,088   $(12,084)
     Net cash used in investing activities                  (266,291)     (554)    (3,276)
     Net cash provided by (used in) financing activities     249,773   (12,676)     8,095


     Net cash provided by operating activities for 1995 was $26.3 million. The increase in 1995 was due to the Acquisition. Net cash provided by operating activities for 1994 increased to $14.1 million from a use of cash of $12.1 million in 1993. This increase in 1994 was principally due to an increase in accounts payable, a lesser increase in inventory levels and an increase in net income. Associated used $12.1 million of cash in operations in 1993 relating to an increase in inventory in 1993 due to a full year of Associated's operations, additional inventory to support the acquisition of Lynn-Edwards Corporation, a privately held office products wholesaler based in Sacramento, California, and an overall increase in sales volume.

     Net cash used in investing activities in 1995 was $266.3 million, reflecting the Acquisition. Net cash used in investing activities in 1994 was $0.6 million, reflecting capital expenditures necessary to maintain existing assets. Net cash used in investing activities in 1993 was $3.3 million stemming mostly from capital expenditures in connection with the opening of the new Baltimore facility and those expenditures related to the acquisition of Lynn-Edwards Corporation.

     Net cash provided by financing activities in 1995 was $249.8 million, reflecting the additional debt needed to consummate the Acquisition. Net cash used in financing activities in 1994 was $12.7 million, which was attributable to the pay down of debt. Net cash provided by financing activities in 1993 was $8.1 million due to $11.5 million of borrowings and an equipment loan partially offset by scheduled principal payments of $3.4 million.

     Lock-up agreements prohibiting the sale or other transfer of Common Stock by certain large stockholders of the Company are scheduled to expire on March 31, 1996. As a result, 1,344,000 shares of Common Stock issuable upon the exercise of certain warrants to purchase Common Stock of the Company may be immediately thereafter sold pursuant to an effective registration statement under the Securities Act of 1933, as amended, and the Company has agreed to register an additional 809,204 shares of Common Stock (including shares of Common Stock issuable upon conversion of the Company's Nonvoting Common Stock) as soon as practicable. Holders of approximately 6,583,349 shares of Common Stock are parties to a registration rights agreement whereby the Company must register such shares under the Securities Act of 1933, as amended, at the request of 20% in interest of the holders. Therefore, a large number of shares of Common Stock may be made available for sale in the public market by such stockholders at various times beginning March 31, 1996. The sale of a large block of such shares, and the availability of additional large blocks for sale, could have an adverse effect on the prevailing market price of the Common Stock.


HISTORICAL LIQUIDITY AND CAPITAL RESOURCES OF UNITED

     United was a holding company and, as a result, United's primary source of funds was cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. United's statement of cash flows for the periods indicated is summarized below:

                                                SEVEN MONTHS ENDED
                                               --------------------    YEAR ENDED AUGUST 31,
                                               MARCH 30,   MARCH 31,   ---------------------
                                                 1995        1994        1994       1993
                                               ---------   ---------   ---------   --------
                                                          (DOLLARS IN THOUSANDS)
     Net Cash Provided by (Used in)
          Operating Activities...............  $(47,533)   $(55,757)  $  8,108     $ 36,002
     Net Cash Used in Investing
          Activities.........................    (7,764)     (4,287)   (10,499)     (29,958)
     Net Cash Provided by (Used in)
          Financing Activities...............    62,912      62,514      1,422      (10,097)


     OPERATING ACTIVITIES.   The decrease in net cash used in operating
activities from $55.8 million in the seven months ended March 31, 1994 to $47.5 million in the seven months ended March 30, 1995 was primarily due to increases in accounts payable and accrued liabilities partially offset by an increase to inventory. The decrease in net cash provided by operations from $36.0 million in fiscal 1993 to $8.1 million in fiscal 1994 was primarily attributable to a decrease in accounts payable and accrued liabilities as well as lower net income in 1994, partially offset by a decrease in accounts receivable and inventory.

     INVESTING ACTIVITIES.   The increase in net cash used in investing
activities from $4.3 million in the seven months ended March 31, 1994 to $7.8 million in the seven months ended March 30, 1995 was primarily due to the acquisition of property, plant and equipment. Net cash used in investing activities declined from $30.0 million in fiscal 1993 to $10.5 million in fiscal 1994, as a result of a commensurate decline in capital expenditures. The $30.0 million of capital expenditures in fiscal 1993 includes the purchase of $16.0 million of computer and related hardware. Net capital expenditures in fiscal 1994 and 1993 were $10.5 million and $30.0 million, respectively.

     FINANCING ACTIVITIES. The increase in net cash provided by financing activities from $62.5 million in the seven months ended March 31, 1994 to $62.9 million in the seven months ended March 30, 1995 was primarily due to increases in short-term debt partially offset by an increase in payments on long-term obligations. Net cash of $1.4 million was provided by financing activities in fiscal 1994 as compared to a net use of cash in financing activities in fiscal 1993 of $10.1 million.

INFLATION AND CHANGING PRICES

     Inflation during the last three years has not been a significant factor to operations. The Company's business is not generally governed by contracts that establish prices substantially in advance of the receipt of goods or services. As suppliers increase their prices for merchandise to the Company, the Company generally seeks to increase its prices to its customers. Significant deflation may, however, adversely affect the Company's profitability.

SEASONALITY

     Although the Company's sales are generally relatively level throughout the year, the Company's sales vary to the extent of seasonal differences in the buying patterns of end-users who purchase office products. In particular, the Company's sales are generally higher than average during the months of January through March when many businesses begin operating under new annual budgets.

     The Company experiences seasonality in terms of its working capital needs, with highest requirements in December through February reflecting a build up in inventory prior to and during the peak sales period. The Company believes that its current availability under the Revolving Credit Facility is sufficient to satisfy such seasonal capital needs for the foreseeable future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Set forth on the following pages are the financial statements of (i) the Company and (ii) pre-Merger United. Although United was the surviving corporation in the Merger, the Acquisition was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the statements of income and cash flows for the year ended December 31, 1995 reflect the results of Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995. The financial statements of the Company for the years ended December 31, 1994 and 1993 reflect the financial position, results of operations and cash flows of Associated only. The financial statements of pre-Merger United are included because United is considered a significant predecessor for accounting purposes.

REPORT OF INDEPENDENT AUDITORS



TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

     We have audited the accompanying consolidated balance sheet of United Stationers Inc. and Subsidiary as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for 1995 listed in the index at Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiary at December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, in 1995, the Company changed its method of valuing inventory from the first-in, first-out
(FIFO) method to the last-in, first-out (LIFO) method.



                                       /s/ERNST & YOUNG LLP





Chicago, Illinois
January 29, 1996,
except for Note 16, as to which the date is March 27, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE BOARD OF DIRECTORS OF
ASSOCIATED HOLDINGS, INC.

     We have audited the accompanying consolidated balance sheets of ASSOCIATED HOLDINGS, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Holdings, Inc. and subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 1994 and 1993, in conformity with generally accepted accounting principles.

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



                                       /s/ARTHUR ANDERSEN LLP




Chicago, Illinois
January 23, 1995 (except with
respect to the matters discussed
in Note 1 as to which the date is
February 13, 1995)

                               UNITED STATIONERS INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands, except share data)

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                     ---------------------------------------
                                                         1995          1994          1993
                                                     -----------    ----------    ----------
NET SALES                                            $ 1,751,462    $  470,185    $  455,731
COST OF GOODS SOLD                                     1,370,522       357,276       350,251
                                                     -----------    ----------    ----------
    Gross profit                                         380,940       112,909       105,480

OPERATING EXPENSES:
    Warehousing, marketing and
      administrative expenses                            313,624        94,788        94,502
    Restructuring charge                                   9,759            --            --
                                                     -----------    ----------    ----------
    Total operating expenses                             323,383        94,788        94,502
                                                     -----------    ----------    ----------
    Income from operations                                57,557        18,121        10,978
INTEREST EXPENSE, NET                                     46,186         7,725         7,235
                                                     -----------    ----------    ----------
    Income before income taxes
      and extraordinary item                              11,371        10,396         3,743
INCOME TAXES                                               5,128         3,993           781
                                                     -----------    ----------    ----------
    Income before extraordinary item                       6,243         6,403         2,962
EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT
    OF DEBT, NET OF TAX BENEFIT OF $967                   (1,449)           --            --
                                                     -----------    ----------    ----------
NET INCOME                                                 4,794         6,403         2,962
PREFERRED STOCK DIVIDENDS ISSUED
    AND ACCRUED                                            1,998         2,193         2,047
                                                     -----------    ----------    ----------
NET INCOME ATTRIBUTABLE TO
    COMMON STOCKHOLDERS                              $     2,796    $    4,210    $      915
                                                     -----------    ----------    ----------
                                                     -----------    ----------    ----------
NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE (PRIMARY AND FULLY DILUTED):
        Income before extraordinary item             $      0.33    $     0.51    $     0.11
        Extraordinary item                                 (0.11)           --            --
                                                     -----------    ----------    ----------
        Net income per common
          and common equivalent share                $      0.22    $     0.51    $     0.11
                                                     -----------    ----------    ----------
                                                     -----------    ----------    ----------
AVERAGE NUMBER OF COMMON SHARES USED IN
    PRIMARY CALCULATION                               12,809,212     8,250,586     8,071,202
                                                     -----------    ----------    ----------
                                                     -----------    ----------    ----------
AVERAGE NUMBER OF COMMON SHARES USED IN
    FULLY DILUTED CALCULATION                         12,913,229     8,308,780     8,071,202
                                                     -----------    ----------    ----------
                                                     -----------    ----------    ----------

               THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED STATIONERS INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands)

                                                          DECEMBER 31,
                                                     ----------------------
                                                        1995         1994
                                                     ----------    --------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $   11,660    $  1,849
Accounts receivable, less allowance for doubtful
    accounts of $7,315 in 1995 and $3,496 in 1994       265,827      45,139
Inventories                                             381,618      88,197
Other                                                    30,903       3,795
                                                     ----------    --------
TOTAL CURRENT ASSETS                                    690,008     138,980
                                                     ----------    --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                     24,856       7,315
Buildings                                               105,136      27,976
Fixtures and equipment                                   96,467      18,470
Leasehold improvements                                    1,634       1,514
Assets under capital lease                                3,002       3,002
                                                     ----------    --------
Total property, plant and equipment                     231,095      58,277
Less - accumulated depreciation and amortization         31,114      12,830
                                                     ----------    --------
NET PROPERTY, PLANT AND EQUIPMENT                       199,981      45,447
                                                     ----------    --------
GOODWILL                                                 77,786       4,948
                                                     ----------    --------
OTHER                                                    33,608       3,104
                                                     ----------    --------
TOTAL ASSETS                                         $1,001,383    $192,479
                                                     ----------    --------
                                                     ----------    --------


        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED STATIONERS INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands)

                                                          DECEMBER 31,
                                                     ----------------------
                                                        1995         1994
                                                     ----------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Current maturities of long-term debt and
    capital leases                                   $   23,886    $  5,901
Accounts payable                                        194,567      54,351
Accrued expenses                                        107,622      20,473
Accrued income taxes                                      8,468       1,801
                                                     ----------    --------
TOTAL CURRENT LIABILITIES                               334,543      82,526
                                                     ----------    --------
DEFERRED INCOME TAXES                                    34,380          --
                                                     ----------    --------
LONG-TERM OBLIGATIONS
Long-term debt                                          526,198      55,467
Deferred obligations and other liabilities               18,505       4,872
                                                     ----------    --------
TOTAL LONG-TERM OBLIGATIONS                             544,703      60,339
                                                     ----------    --------
REDEEMABLE PREFERRED STOCK
Preferred Stock Series A, $0.01 par value;
    15,000 authorized; 5,000 issued and outstanding;
    2,437 and 1,788, respectively, accrued                7,437       6,788
Preferred Stock Series B, $0.01 par value;
    15,000 authorized; 6,560 issued and outstanding
    in 1994                                                  --       6,560
Preferred Stock Series C, $0.01 par value;
    15,000 authorized; 10,604 and 9,841,
    respectively, issued and outstanding                 10,604       9,841
                                                     ----------    --------
TOTAL REDEEMABLE PREFERRED STOCK                         18,041      23,189
                                                     ----------    --------
REDEEMABLE WARRANTS                                      39,692       1,650
                                                     ----------    --------
STOCKHOLDERS' EQUITY
    Additional preferred stock, $0.01 par value;
      1,455,000 and 200,000, respectively,
      authorized; 0 issued and outstanding                   --          --
    Common Stock (voting), $0.10 par value;
      40,000,000 authorized; 11,446,306
      issued and outstanding in 1995;
      $0.01 par value; 954,911 issued
      and outstanding; 5,435 accrued in 1994              1,145          10
    Common Stock (nonvoting), $0.01
      par value; 5,000,000 authorized; 758,994
      issued and outstanding in 1995                          8          --
    Capital in excess of par value                       28,871      18,139
    Retained earnings                                        --       6,626
                                                     ----------    --------
TOTAL STOCKHOLDERS' EQUITY                               30,024      24,775
                                                     ----------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,001,383    $192,479
                                                     ----------    --------
                                                     ----------    --------

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        UNITED STATIONERS INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (dollars in thousands, except share data)


                                                                 Number
                                                                   of              Number of              Capital          Total
                       Redeemable Preferred Stock   Redeemable   Common   Common    Common       Common     in             Stock
                       ---------------------------   Warrants    Shares   Stock     Shares       Stock    Excess  Retained holders'
                         A       B      C    Total  Outstanding (Voting) (Voting) (Nonvoting) (Nonvoting) of Par  Earnings Equity
                       ------ ------ ------ ------- ----------- -------- -------- ----------- ----------- ------- -------- -------
DECEMBER 31, 1992      $5,488 $5,384 $8,077 $18,949   $1,435    896,258    $ 9        --          --      $ 8,956 $ 1,501  $10,466
  Net income               --     --     --      --       --         --     --        --          --           --   2,962    2,962
  Stock dividends issued
    or accrued on
    preferred stock       650    559    838   2,047       --         --     --        --          --           --  (2,047)  (2,047)
  Other                    --     --     --      --       --         --     --        --          --           41      --       41
                       ------ ------ ------ ------- ----------- -------- -------- ----------- ----------- ------- -------- -------
DECEMBER 31, 1993       6,138  5,943  8,915  20,996    1,435    896,258      9        --          --        8,997   2,416   11,422
  Net income               --     --     --      --       --         --     --        --          --           --   6,403    6,403
  Stock dividends issued
    or accrued on
    preferred stock       650    617    926   2,193       --         --     --        --          --           --  (2,193)  (2,193)
  Other                    --     --     --      --       --         --     --        --          --           51      --       51
  Issuance of common
    shares                 --     --     --      --       --     58,653      1        --          --        8,999      --    9,000
  Common shares accrued    --     --     --      --       --      5,435     --        --          --           63      --       63
  Warrants accrued         --     --     --      --      215         --     --        --          --           29      --       29
                       ------ ------ ------ ------- ----------- -------- -------- ----------- ----------- ------- -------- -------
DECEMBER 31, 1994      $6,788 $6,560 $9,841 $23,189   $1,650    960,346    $10        --          --      $18,139 $ 6,626  $24,775
                       ------ ------ ------ ------- ----------- -------- -------- ----------- ----------- ------- -------- -------
                       ------ ------ ------ ------- ----------- -------- -------- ----------- ----------- ------- -------- -------

                     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       UNITED STATIONERS INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      Number
                                                                                        of
                                Redeemable Preferred Stock            Redeemable      Common
                                --------------------------             Warrants       Shares
                                  A         B         C       Total   Outstanding    (Voting)
                                 ---       ---       ---      -----   -----------    --------
DECEMBER 31, 1994              $6,788    $6,560    $ 9,841   $23,189    $ 1,650       960,346
 Net income                        --        --         --        --         --            --
 Stock dividends issued
   or accrued
   on Preferred Stock             649       332        763     1,744         --            --
 Repurchase of Series B
   Preferred Stock                 --    (6,892)        --    (6,892)        --            --
 Cash dividends                    --        --         --        --         --            --
 Accretion of warrants to
   fair market value               --        --         --        --     37,275            --
 Issuance of warrants
   resulting from
   option grant                    --        --         --        --      2,900            --
 Nonvoting common stock
   issued for services
   related to financing the
   Acquisition issued in
   exchange for common stock,
   warrants and options            --        --         --        --       (460)     (109,159)
 Increase in value of stock
   option grants                   --        --         --        --         --            --
 Common stock issued
   Acquisition                     --        --         --        --         --     4,831,873
   Issuance of common
    stock from exercise
    of warrants                    --        --         --        --     (1,673)       58,977
   100% stock dividend             --        --         --        --         --     5,683,463
   Stock option exercises          --        --         --        --         --        20,806
 Other                             --        --         --        --         --            --
                               ------    ------    -------   -------    -------    ----------
DECEMBER 31, 1995              $7,437    $   --    $10,604   $18,041    $39,692    11,446,306
                               ------    ------    -------   -------    -------    ----------
                               ------    ------    -------   -------    -------    ----------



                                           Number of                                        Total
                                Common      Common        Common     Capital in             Stock-
                                 Stock      Shares         Stock       Excess    Retained  holders'
                               (Voting)   (Nonvoting)   (Nonvoting)    of Par    Earnings   Equity
                               --------   -----------   -----------  ----------  --------  --------
DECEMBER 31, 1994              $   10            --       $--         $18,139     $6,626   $24,775
 Net income                        --            --        --              --      4,794     4,794
 Stock dividends issued
   or accrued
   on Preferred Stock              --            --        --              --     (1,744)   (1,744)
 Repurchase of Series B
   Preferred Stock                 --            --        --              --         --        --
 Cash dividends                    --            --        --              --       (254)     (254)
 Accretion of warrants to
   fair market value               --            --        --         (28,538)    (8,737)  (37,275)
 Issuance of warrants
   resulting from
   option grant                    --            --        --          (2,900)        --    (2,900)
 Nonvoting common stock
   issued for services
   related to financing the
   Acquisition issued in
   exchange for common stock,
   warrants and options           (11)      139,474         1           2,749        --      2,739
 Increase in value of stock
   option grants                   --            --        --           2,407        --      2,407
 Common stock issued
   Acquisition                    563       215,614         3          35,223        --     35,789
   Issuance of common
    stock from exercise
    of warrants                     6            --        --           1,673        --      1,679
   100% stock dividend            575       403,906         4              --      (579)        --
   Stock option exercises           2            --        --              28        --         30
 Other                             --            --        --              90      (106)       (16)
                               ------       -------       ---         -------      -----   --------
DECEMBER 31, 1995              $1,145       758,994       $ 8         $28,871      $ --    $30,024
                               ------       -------       ---         -------      -----   --------
                               ------       -------       ---         -------      -----   --------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 UNITED STATIONERS INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)



                                                                            YEAR ENDED
                                                                            DECEMBER 31,
                                                                    ---------------------------
                                                                    1995        1994       1993
                                                                    ----        ----       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  4,794     $ 6,403    $ 2,962
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                 30,272       6,356      6,475
    Deferred income tax provision                                  2,709           -          -
    Compensation expense on stock option grants                    2,407           -          -
  Changes in operating assets and liabilities,
   net of Acquisition:
    Increase in accounts receivable                              (32,330)       (128)    (3,247)
    (Increase) decrease in inventory                              31,656      (5,579)   (14,998)
    Increase in other assets                                        (107)       (598)    (3,990)
    Increase (decrease) in accounts payable                       (5,104)      3,806        615
    Increase (decrease) in accrued liabilities                    (3,474)      2,260      1,381
    Increase (decrease) in other liabilities                      (4,795)      1,261     (1,282)
    Other                                                            301         307          -
                                                               ----------    -------     ------
      Net cash provided by (used in) operating activities         26,329      14,088    (12,084)
                                                               ----------    -------     ------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of United -- net of cash acquired
     of approximately $14,500                                   (258,438)         -            -
    Capital expenditures, net                                     (8,017)      (554)      (3,273)
    Other                                                            164          -           (3)
                                                               ---------    -------       ------
      Net cash used in investing activities                     (266,291)      (554)      (3,276)
                                                               ---------    -------       ------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayment) under revolver                     (3,608)    (7,900)       9,500
    Retirements and principal payments of debt                  (412,342)    (4,827)      (3,446)
    Borrowings under financing agreements                        686,854          -        2,000
    Financing costs                                              (25,290)         -            -
    Issuance of common stock                                      12,006          -            -
    Retirement of Series B Preferred Stock                        (6,892)         -            -
    Cash dividend                                                   (254)         -            -
    Other                                                           (701)        51           41
                                                               ---------    -------       ------
      Net cash provided by (used in) financing activities        249,773    (12,676)       8,095
                                                               ---------    -------       ------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            9,811        858       (7,265)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       1,849        991        8,256
                                                               ---------    -------       ------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 11,660   $  1,849       $  991
                                                               ---------   --------       ------
                                                               ---------   --------       ------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              UNITED STATIONERS INC. AND SUBSIDIARY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND PURCHASE ACCOUNTING

     On March 30, 1995, Associated Holdings, Inc. ("Associated") purchased 92.5% of the then outstanding shares of the common stock, $0.10 par value ("Common Stock") of United Stationers Inc. ("United") for approximately $266.6 million in the aggregate pursuant to a tender offer (the "Offer"). Immediately thereafter, Associated merged with and into United (the "Merger" and, collectively with the Offer, the "Acquisition"), and Associated Stationers, Inc. ("ASI"), a wholly owned subsidiary of Associated merged with and into United Stationers Supply Co. ("USSC"), a wholly owned subsidiary of United, with United and USSC continuing as the respective surviving corporations. United, as the surviving corporation following the Merger, is referred to herein as the "Company." As a result of share conversions in the Merger, immediately after the Merger, (i) the former holders of common stock and common stock equivalents of Associated owned shares of Common Stock and warrants or options to purchase shares of Common Stock constituting in the aggregate approximately 80% of the shares of Common Stock on a fully diluted basis, and (ii) holders of pre-Merger United common stock owned in the aggregate approximately 20% of the shares of Common Stock on a fully diluted basis. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

     The financial information for the year ended December 31, 1995 includes Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995. Financial information prior to 1995 reflects that of Associated only. All common and common equivalent shares have been adjusted to reflect the 100% stock dividend effective November 9, 1995.

     The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value allocated to goodwill. The purchase price allocation to property, plant and equipment is amortized over the estimated useful lives ranging from 3 to 40 years. Goodwill is amortized over 40 years.

     The total purchase price of United by Associated and its allocation to assets and liabilities acquired are as follows (dollars in thousands):

Purchase price:
     Price of United shares purchased by Associated . . . . . . . .    $266,629
     Fair value of United shares not acquired in the Offer. . . . .      21,618
     Transaction costs. . . . . . . . . . . . . . . . . . . . . . .       6,309
                                                                       --------
          Total purchase price. . . . . . . . . . . . . . . . . . .    $294,556
                                                                       --------
                                                                       --------

Allocation of purchase price:
     Current assets . . . . . . . . . . . . . . . . . . . . . . . .    $542,993
     Property, plant and equipment. . . . . . . . . . . . . . . . .     151,012
     Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .      74,503
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       7,699
     Liabilities assumed. . . . . . . . . . . . . . . . . . . . . .    (481,651)
                                                                       --------
          Total purchase price. . . . . . . . . . . . . . . . . . .    $294,556
                                                                       --------
                                                                       --------

     Immediately following the Merger, the number of outstanding shares of Common Stock was 11,996,154 (or 13,947,440 on a fully diluted basis), of which (i) the former holders of Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, of Associated (collectively "Associated Common Stock") and warrants or options to purchase Associated Common Stock in the aggregate owned 9,206,666 shares constituting approximately 76.7% of the outstanding shares of Common Stock and outstanding warrants or options for 1,951,286 shares (collectively 80.0% on a fully diluted basis) and (ii) pre-Merger holders of shares of Common Stock (other than Associated-owned and treasury shares) in the aggregate owned 2,789,488 shares of Common Stock constituting approximately 23.3% of the outstanding shares (or 20.0% on a fully diluted basis). As used in this paragraph, the term "Common Stock" includes shares of Nonvoting Common Stock, $0.01 par value, of the Company, which are immediately convertible into Voting Common Stock.

2.   ORGANIZATION

     The Company is a national general line business products wholesaler. The Company stocks and distributes more than 25,000 items, including traditional office supplies, office furniture and desk accessories; computer supplies, peripherals and hardware, and facilities management supplies. The Company markets its products primarily through catalogs with a total annual circulation
of more than   7.5 million copies.  The Company markets and distributes products to a broad range of approximately 12,000 resellers, consisting primarily of office products dealers (including commercial, contract and retail), computer resellers, office furniture dealers, office products superstores, mail order companies and mass merchandisers. The Company's distribution capability is supported by a nationwide network of 40 (post-consolidation including the new Pittsburgh distribution center) strategically located and fully integrated distribution centers.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company. Investments in 20% to 50% owned companies are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

INVENTORIES

     Inventories constituting approximately 94% of total inventories at December 31, 1995 have been valued under the last-in, first-out (LIFO) method. Prior to 1995, all inventories were valued under the first-in, first-out (FIFO) method. Effective January 1, 1995, Associated changed its method of accounting for the cost of inventory from the FIFO method to the LIFO method. Associated made this change in contemplation of its acquisition of United (accounted for as a reverse acquisition) so that its method would conform to that of United. Associated believes that in an inflationary environment the LIFO method provides a better matching of current costs and current revenues and that earnings reported under the LIFO method are more easily compared to that of other companies in the wholesale industry where the LIFO method is common. This change resulted in a charge to pre-tax income of the Company of approximately $8.8 million ($5.3 million net of tax benefit of $3.5 million) or $0.37 per common and common equivalent share for the year ended December 31, 1995. The cumulative effect of this accounting change for years prior to 1995 is not determinable, nor are the pro forma effects of retroactive application of the LIFO method to prior years. Inventory valued under the FIFO and LIFO accounting methods are recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventories, merchandise inventories would have been approximately $8.8 million higher than reported at December 31, 1995.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets.

     The estimated useful life assigned to fixtures and equipment is from two to ten years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements and assets under capital leases are amortized over the lesser of their useful lives or the term of the applicable lease.

GOODWILL

     Goodwill represents the excess cost over the value of net assets of businesses acquired and is amortized on a straight-line basis over 40 years.
The Company continually evaluates whether events or circumstances have occurred indicating that the remaining estimated useful life of goodwill may not be appropriate. When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future operating income compared to the carrying value of goodwill to determine if a write-off is necessary. The cumulative amount of goodwill amortized at December 31, 1995 and 1994 is $1,953,000 and $295,000, respectively.

SOFTWARE CAPITALIZATION

     The Company capitalizes major internal and external systems development costs determined to have benefits for future periods. Amortization is recognized over the periods in which the benefits are realized, generally not to exceed three years. Systems development costs capitalized were $516,000, $780,000, and $767,000 in 1995, 1994 and 1993, respectively. Amortization expense was $2,298,000, $157,000 and $128,000 in 1995, 1994 and 1993,
respectively.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is based on net income after preferred stock dividend requirements. Net income per common and common equivalent share on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

STOCK OPTIONS

     The Company accounts for stock options in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

4.  BUSINESS COMBINATION AND RESTRUCTURING CHARGE

     The following summarized unaudited pro forma operating data for the years ended December 31, 1995 and 1994 is presented giving effect to the Acquisition as if it had been consummated at the beginning of the respective periods and, therefore, reflects the results of United and Associated on a consolidated basis. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The pro forma results exclude one-time nonrecurring charges or credits directly attributable to the transaction (dollars in thousands, except share data):

                                Pro Forma Twelve Months
                              --------------------------
                                   Ended December 31,
                              --------------------------
                                  1995           1994
                              -----------     ----------
Net sales                     $2,201,860      $1,990,363
Income before income taxes        22,737           4,237
Net income                        13,063           2,581
Net income per primary and
 fully diluted common and
 common equivalent share           $0.80           $0.07


     The pro forma income statement adjustments consist of (i) increased depreciation expense resulting from the write-up of certain fixed assets to fair value, (ii) additional incremental goodwill amortization, (iii) additional incremental interest expense due to debt issued, net of debt retired, and (iv) reduction in preferred stock dividends due to the repurchase of the Series B preferred stock.

     In the first quarter of 1995, the Company recorded a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge includes severance costs totaling $1.8 million. The consolidation plan specifies that 330 distribution, sales and corporate positions, 180 of which relate to pre-Merger Associated, will be eliminated substantially within a one-year period following the Merger. As of December 31, 1995, approximately 90 former Associated employees had been terminated, with related costs of approximately $1.0 million charged against the reserve. The restructuring charge also includes distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan calls for the closing of eight redundant distribution centers, six of which relate to pre-Merger Associated facilities, and the elimination of overlapping inventory items from the Company's catalogs substantially within a one-year period following the Merger. Estimated distribution center closing costs include (i) the net occupancy costs of leased facilities after they are vacated until the expiration of the leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures and equipment. Estimated stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition and Merger. As of December 31, 1995, $0.4 million relating to distribution center closing costs have been charged against the reserve. The consolidation plan is scheduled to be substantially completed by March 31, 1996.

     The historical results for 1995 include an extraordinary charge of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to the debt retired. In addition, the historical results for 1995 include compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million) as a result of the Acquisition and Merger. The pro forma twelve months ended December 31, 1995 do not include the extraordinary write-off.

5.   LONG-TERM DEBT

Long-term debt consists of the following amounts (dollars in thousands):

                                                                                1995          1994
                                                                              ------         -----
     Revolver                                                              $ 185,000     $  39,910
     Term Loans
          Tranche A, due in installments until March 31, 2000                110,053             -
          Tranche B, due in installments until March 31, 2002                 71,837             -
          Tranche A, due in installments until December 1996                       -        11,000
          Tranche B, due in installments from January 1997
            until December 1998                                                    -        10,000
          Original issue discount Tranche B due in 1997                            -          (443)
     Senior Subordinated Notes                                               150,000             -
     Mortgage at 9.4%, due in installments until 1999                          2,174             -
     Industrial development bonds, at market interest rates,
       maturing at various dates through 2011                                 14,300             -
     Industrial development bonds, at 66% to 79% of prime,
       maturing at various dates through 2004                                 15,500             -
     Other long-term debt                                                        313             -
                                                                             -------      --------
                                                                             549,177        60,467
      Less - current maturities                                              (22,979)       (5,000)
                                                                             -------      --------
                                                                           $ 526,198     $  55,467
                                                                           ---------     ---------
                                                                           ---------     ---------

The prevailing prime interest rate at the end of 1995 and 1994 was 8.5%.

     In connection with the Acquisition, Associated received an equity investment of $12.0 million and borrowed an aggregate of $416.5 million under the Credit Facilities and $130.0 million under the Subordinated Bridge Facility. The proceeds of these investments and borrowings were used to (i) finance the purchase of shares of United common stock pursuant to the Offer,
(ii) refinance certain existing indebtedness of Associated (including all amounts outstanding under the existing old Associated credit facilities) and indebtedness of the Company (including certain amounts outstanding under United and USSC credit facilities), (iii) repurchase United employee stock options, and (iv) pay fees and expenses relating to the Acquisition.

     The Credit Facilities as of December 31, 1995, consist of $200.0 million of term loan borrowings ("Term Loan Facilities") and up to $325.0 million of revolving loan borrowings ("Revolving Credit Facility"). The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest, at the Company's option, equal to the prime rate plus 2.25% (if the Tranche B Facility) or 1.75% (if either the Tranche A Facility or the Revolving Credit Facility) or LIBOR plus 3.25% (if the Tranche B Facility) or 2.75% (if either the Tranche A or Revolving Credit Facility), based on one, two, three or six month periods.

     On May 3, 1995, USSC completed the issuance of $150.0 million of 12 3/4% Senior Subordinated Notes due 2005 (the "Notes"). The net proceeds of the Notes (after discount and fees of approximately $7.9 million) were used to pay certain expenses to repay the $130.0 million Subordinated Bridge Facility (together with $1.6 million in accrued and unpaid interest thereon), to repay a portion of the Tranche A and Tranche B term loans and accrued interest (totaling approximately $6.5 million), to repurchase all outstanding shares of the Company's Series B preferred stock and to provide working capital.

     The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to 80% of Eligible Receivables (as defined in the Credit Agreement); plus 50% of Eligible Inventory (as defined in the Credit Agreement) (provided that no more than 60% or during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined). The Revolving Credit Facility provides that, for each fiscal year commencing January 1, 1996, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $200.0 million. The Revolving Credit Facility matures on March 31, 2000.

     The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. Such agreements, generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as an addition or a reduction of interest expense. At December 31, 1995, the Company had agreements which collar $200.0 million of the Company's borrowings under the Credit Facilities and expire in April 1998.

     The agreement governing the Credit Facilities (the "Credit Agreement") contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. Substantially all assets of the Company are pledged as collateral under the Credit Agreement and other long-term debt.

     The right of the Company to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Indenture and the Credit Agreement contain certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay dividends and make other distributions to the Company.

     Debt maturities for the years subsequent to December 31, 1995, are as follows (dollars in thousands):

     -------------------------------
     Year                     Amount
     -------------------------------
     1996                   $ 22,979
     1997                     27,630
     1998                     31,273
     1999                     34,172
     2000                    221,695
     Later years             211,428
     -------------------------------
                            $549,177
     -------------------------------
     -------------------------------

     Outstanding letters of credit totaled $56.0 million at December 31, 1995. The letters of credit were issued to support various activities of the Company.

6.   LEASES

     The Company has entered into several non-cancelable long-term leases for property and equipment. Future minimum lease payments for non-cancelable leases in effect at December 31, 1995 having initial remaining terms of more than one year are as follows (dollars in thousands):

                                                 Operating Leases
                                       -------------------------------------
                              Capital     Lease     Sublease     Net Lease
Year                           Lease     Payments    Income      Payments
- ----                          -------- -------------------------------------
1996                            $1,181     $13,950         $372      $13,578
1997                             1,479      11,085          199       10,886
1998                               487       9,245          146        9,099
1999                                 -       7,502           61        7,441
2000                                 -       5,462            -        5,462
Later years                          -      18,801            -       18,801
- --------------------------------------   -----------------------------------
Total minimum lease payments     3,147     $66,045         $778      $65,267
                                         -----------------------------------
Less amount representing interest  334   -----------------------------------
- --------------------------------------
Present value of net minimum
  lease payments (including current
  portion of $907)              $2,813
- --------------------------------------
- --------------------------------------


     Rental expense for all operating leases was approximately $14.2 million, $3.0 million and $2.7 million in 1995, 1994 and 1993, respectively.

7.   PENSION PLANS AND PROFIT SHARING PLANS

PENSION PLANS

     In connection with the Merger and Acquisition, the Company assumed the pension plans of United. Associated did not have a pension plan. Former Associated employees will enter the pension plan on July 1, 1996. At that time, the Company will have pension plans covering substantially all of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with current tax laws.

     The following table sets forth the plans' funded status at December 31, 1995 (dollars in thousands). This exhibit does not include the projected benefit obligation of $680,000 for the former Associated employees as of December 31, 1995.

                                                       1995
- -------------------------------------------------------------
Actuarial Present Value of Benefits Obligation
     Vested benefits                                $  18,776
     Non-vested benefits                                1,996
                                                    ---------
Accumulated benefits obligation                        20,772
Effect of projected future compensation levels          2,861
                                                    ---------
Projected benefits obligation                          23,633
Plan assets at fair value                              26,713
                                                    ---------
Plan assets in excess of projected benefits obligation 3,080 Unrecognized net gain due to past
  experience different from assumptions                  (507)
                                                    ---------
Prepaid pension asset recognized
  in Consolidated Balance Sheet                      $  2,573
                                                    ---------
                                                    ---------

     The plans' assets consist of debt securities, equity securities and government securities. Net periodic pension cost for 1995 for pension and supplemental benefits plans includes the following components (dollars in thousands):
                                                       1995
- -------------------------------------------------------------
Service cost-benefits earned during the period       $  1,142
Interest cost on projected benefits obligation          1,157
Actual return on assets                                (2,711)
Net amortization and deferral                           1,382
                                                    ---------
Net periodic pension cost                            $    970
                                                    ---------
                                                    ---------

     The projected benefit obligation for 1995 was determined using an assumed discount rate of 7.25%. In 1995, the assumed rate of compensation increase ranged from 0.0% to 5.5%. The expected long-term rate of return on assets used in determining net periodic pension cost was 7.5%.

PROFIT SHARING PLANS

     In connection with the Merger and Acquisition, the Company assumed the profit sharing plan of United; thus, the Company currently has two profit sharing plans which cover all salaried employees and certain hourly employees. The plans provide for annual contributions by the Company in an amount determined by the Board of Directors. The plans also permit employees to have contributions made as 401(k) salary deferrals on their behalf and to make after-tax voluntary contributions. The plans provide that the Company may match employee contributions as 401(k) salary deferrals. Company contributions for matching of employee contributions were approximately $0.6 million, $0.3 million and $0.4 million in 1995, 1994 and 1993, respectively.

8.   POSTRETIREMENT BENEFITS

     In connection with the Merger, the Company assumed the postretirement plan of United on March 30, 1995. Associated did not have a postretirement plan. The plan is unfunded and provides health care benefits to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductibles, co-payment provisions and other limitations.

     The assumed health care average cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") at December 31, 1995 was 11.0% and 3.0% in 1996 and beyond, respectively. Beginning in 1996, retirees will pay the difference between actual plan costs and the portion of costs paid by the Company which is limited to a cost trend rate of 3%. The assumed discount rate was 7.5%. A 1% increase in the health care cost trend rate would increase the APBO as of December 31, 1995 by approximately $396,000 and annual service cost and interest cost by approximately $46,000.

     The cost of postretirement health care benefits for the year ended December 31, 1995 was as follows (dollars in thousands):
                                                    1995
- --------------------------------------------------------
Service cost                                    $    161
Interest on accumulated benefits obligation          109
                                                --------
Net postretirement benefit cost                 $    270
                                                --------
                                                --------

     The following table sets forth the amounts recognized in the Company's Consolidated Balance Sheet as of December 31, 1995 (dollars in thousands):

                                                    1995
- --------------------------------------------------------
Retirees                                       $    (762)
Other fully eligible plan participants              (697)
Other active plan participants                    (1,362)
                                                --------
Total APBO                                        (2,821)
Unrecognized net loss                                 76
                                                --------
Accrued postretirement benefit obligation      $  (2,745)
                                                --------
                                                --------
9.   STOCK PLAN INCENTIVES

     The Management Stock Option Plan (the "Plan"), as amended, is administered by the Board of Directors, although the Plan provides that the Board of Directors of the Company may designate an option committee to administer the Plan. Options outstanding under the Plan as of the Merger date became exercisable for a number of Shares equal to the number of such Shares that would have been received in respect of such option if it had been exercised immediately prior to March 30, 1995 (the "Effective Time").

     In September 1995, the Company's Board of Directors approved an amendment to the Plan, subject to stockholder approval, which provided for the issuance of options to key management employees of the Company exercisable for up to 2.2 million additional shares of its Common Stock. Subsequently, approximately 2.2 million options were granted to management employees subject to stockholder approval. Some of the options were granted at an option price below market value and the option price of certain options is subject to increases on a quarterly basis beginning in 1996.

     The stock options granted under the Plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes the present non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise price of the stock options. If a Vesting Event were to occur, based upon a stock price of $22.75, the Company would recognize a nonrecurring noncash charge and related tax effect of $31.7 million in compensation expense ($19.0 million net of tax benefit of $12.7 million).
Each $1.00 change in the Common Stock price will result in an adjustment to such compensation expense of approximately $2.6 million ($1.6 million net of tax effect of $1.0 million).

     An optionee under the Plan must pay the full option price upon exercise of an option (i) in cash, (ii) with the consent of the Board of Directors of the Company, by delivering shares of Common Stock already owned by such optionee (including shares to be received upon exercise of the option) and having a fair market value at least equal to the exercise price or (iii) in any combination of the foregoing. The Company may require the optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee to pay in cash or (iii) reducing the number of shares of Common Stock to be issued (except in the case of incentive options).

     The following table summarizes the transactions of the Plan for the last three years:


STOCK INCENTIVE AWARD PLAN             OPTION PRICE            OPTION PRICE          OPTION PRICE
(EXCLUDING RESTRICTED STOCK)     1995     RANGE        1994       RANGE       1993      RANGE
- -------------------------------------------------------------------------------------------------
Options outstanding at
  beginning of the period      217,309    $1.45       367,160    $1.45      367,160    $1.45
Granted                      1,840,000  $5.12-$12.50   28,694    $1.45          --
Exercised                      (20,804)   $1.45            --                   --
Canceled                       (20,158)   $1.45      (178,545)   $1.45          --
                             ---------               --------               ------
Options outstanding at
end of the period            2,016,347  $1.45-$12.50  217,309    $1.45      367,160    $1.45
                             ---------               --------               ------
                             ---------               --------               ------

     All share and per share data have been restated to reflect the 100% stock dividend effective November 9, 1995 and the conversion of Associated common stock as a result of the Merger.

     On January 1, 1996, the Company granted, subject to stockholder approval, options exercisable for an aggregate of 240,000 shares of Common Stock at an exercise price of $12.50 per share (subject to quarterly increases) and 120,000 shares of Common Stock at a fixed exercise price of $5.12 per share. Further, the Company intends to grant options for an aggregate of 202,772 shares of Common Stock at an exercise price of $1.45 per share.


10.  REDEEMABLE PREFERRED STOCK

     At December 31, 1995, the Company had 1,500,000 authorized shares of $0.01 par value preferred stock, of which 15,000 shares were designated as Series A preferred stock, 15,000 shares were designated as Series B preferred stock, 15,000 shares were designated as Series C preferred stock, and 1,455,000 shares remained undesignated. At December 31, 1994, the Company had 245,000 authorized shares of preferred stock (nonvoting), consisting of 15,000 shares of $0.01 par value Class A preferred stock, 15,000 shares of $0.01 par value Class B preferred stock, 15,000 shares of $0.01 par value Class C preferred stock and 200,000 shares of $0.01 par value additional preferred stock. All preferred stock issued at the date of inception was valued at the amount of cash paid or assets received for the stock at $1,000 per share. On July 28, 1995, the Company repurchased all 6,892 shares of Series B preferred stock issued and outstanding for $7.0 million, including accrued and unpaid dividends thereon. All outstanding shares of preferred stock are senior in preference to the Common Stock of the Company.

     Series A preferred stock must be redeemed by the Company on July 31, 1999. Dividends are cumulative at a rate of 10% per annum, payable quarterly on April 30, July 31, October 31 and January 31. In the event that the Company does not pay dividends in cash, the dividend rate increases to 13% per annum and is payable in stock. Series B and C preferred stock are junior in relation to the Series A preferred stock. During each of the years ended December 31, 1995, 1994 and 1993, 649 shares of Series A preferred stock were accrued but not issued. As of December 31, 1995 and 1994, 2,437 and 1,788 shares of Series A preferred stock have been accrued as dividends but not issued.

     Series C preferred stock is redeemable in four equal quarterly installments on April 30, 2001, July 31, 2001, October 31, 2001, and January 31, 2002.
Dividends for both Series B and C are cumulative at a rate of 9% per annum. Dividends are payable quarterly on April 30, July 31, October 31 and January 31. In the event that the Company does not pay dividends in cash, the dividend rate increases to 10% per annum and is payable in stock. During the year ended December 31, 1995, noncash dividends were declared and issued for both Series B and C preferred stock in the amounts of 332 and 763 shares, respectively. In addition, during 1995 a cash dividend of approximately $254,000 was paid to Series C preferred stockholders in connection with the repurchase of Series B preferred stock. During the year ended December 31, 1994, noncash dividends were declared and issued for both Series B and C preferred stock in the amount of 617 and 926 shares, respectively. During the year ended December 31, 1993, noncash dividends were declared and issued for both Series B and C preferred stock in the amount of 559 and 838 shares, respectively.

     All series of preferred stock may be redeemed at the option of the issuer at any time. All series of preferred stock have a redemption and liquidation value of $1,000 per share plus the aggregate of accrued and unpaid dividends on such shares to date. Required redemption of preferred stock for the five years following the year ended December 31, 1995 is $7.4 million in 1999 for the Series A preferred stock.


11.  REDEEMABLE WARRANTS

     The Company had 1,430,468 and 1,311,091 warrants ("Lender Warrants") outstanding as of December 31, 1995 and 1994, respectively, which allow holders thereof to buy shares of Common Stock at an exercise price of $0.10 per share. Outstanding Lender Warrants as of December 31, 1995 were valued at $27.75 per warrant. During 1995, 117,954 warrants were exercised, 284,484 warrants were issued or accrued resulting from anti-dilution agreements and 47,153 were contributed back to the Company and terminated in connection with fees paid by the Company relating to the issuance of the Notes. Of the Lender Warrants outstanding as of December 31, 1994, 1,036,229 were valued at the date of inception at the negotiated amount of $0.97 per warrant while the remaining 274,862 warrants were valued at $1.58 per warrant. In addition, 129,725 additional Lender Warrants were accrued but not issued, as of December 31, 1994. These warrants were valued at $1.66 per warrant. The exercise period for Lender Warrants expires January 31, 2002.

     The Lender Warrants contain certain put rights which allow the holders thereof to put the warrants to the Company commencing on February 10, 1996. The purchase price payable upon the exercise of the put rights is the greater of the then fair market value or equity value of the warrants, as defined, less the applicable exercise price of the warrants. Payment of the Lender Warrants can only occur after repayment of all debt outstanding under the Credit Agreement or with the consent of the lenders and/or agent under the Credit Agreement.


12.  TRANSACTIONS WITH RELATED PARTIES

     The Company has management advisory services agreements with three investor groups. These investor groups provide certain advisory services to the Company in connection with the Acquisition as defined below.

     Pursuant to an agreement, Wingate Partners, L.P. ("Wingate Partners") had agreed to provide certain oversight and monitoring services to the Company in exchange for an annual fee of up to $725,000, payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria. At the Effective Time, the Company paid aggregate fees to Wingate Partners of $2.3 million for services rendered in connection with the Acquisition. Wingate Partners earned an aggregate of $603,000, $350,000 and $210,000 with respect to each of the fiscal years ended 1995, 1994 and 1993, respectively, for such oversight and monitoring services. Under the agreement, the Company is obligated to reimburse Wingate Partners for its out-of-pocket expenses and indemnify Wingate Partners and its affiliates from loss in connection with these services. The agreement expires on January 31, 2002, provided that the agreement continues in effect on a year to year basis thereafter unless terminated in writing by one of the parties at least 180 days before the expiration of the primary term or any subsequent yearly term.

     Pursuant to an agreement, Cumberland Capital Corporation ("Cumberland") has agreed to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500 payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria and (ii) previously issued shares of Associated Common Stock that converted in the Merger into 154,126 shares. Subject to certain exceptions, the issuance of such shares is subject to rescission if the agreement is terminated before January 31, 2002. At the Effective Time, the Company paid aggregate fees to Cumberland of $100,000 for services rendered in connection with the Acquisition. Pursuant to the agreement, Cumberland earned $129,000, $75,000 and $45,000 with respect to the fiscal years ended 1995, 1994 and 1993, respectively, for such oversight and monitoring services. The Company is also obligated to reimburse Cumberland for its out-of-pocket expenses and indemnify Cumberland and its affiliates from loss in connection with these services. The agreement expires on January 31, 2002, provided that the agreement continues in effect on a year to year basis thereafter unless terminated in writing by one of the parties at least 180 days before the expiration of the primary term for any subsequent yearly term.

     Pursuant to an agreement, Good Capital Co., Inc. ("Good Capital") has agreed to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria and (ii) previously issued shares of Associated Common Stock that converted in the Merger into 154,126 shares. Subject to certain exceptions, the issuance of such shares is subject to rescission if the agreement is terminated before January 31, 2002. At the Effective Time, the Company paid aggregate fees to Good Capital of $100,000 for services rendered in connection with the Acquisition. Pursuant to the agreement, Good Capital earned an aggregate $129,000, $75,000 and $45,000 in each of the fiscal years ended 1995, 1994 and 1993, respectively, for such oversight and monitoring services. The Company is also obligated to reimburse Good Capital for its out-of-pocket expenses and indemnify Good Capital and its affiliates from loss in connection with these services. The agreement expires on January 31, 2002, provided that the agreement continues in effect thereafter on a year to year basis unless terminated in writing by one of the parties at least 180 days before the expiration of the primary term or any subsequent yearly term.

13.  INCOME TAXES

     The provision for (benefit from) income taxes consists of the following (dollars in thousands):

                                   Year Ended December 31,
                                   ------------------------
                                   1995      1994     1993
                                  ------    ------   ------
Currently payable -
     Federal                      $4,172    $3,090   $  227
     State                         1,119       903      554
                                  ------    ------   ------
       Total currently payable     5,291     3,993      781

Deferred, net -
     Federal                        (142)      166    1,012
     State                           (21)       24      148
     Valuation allowance reduction     -      (190)  (1,160)
                                  ------    ------   ------
          Total deferred, net       (163)        -        -
                                  ------    ------   ------
Provision for income taxes        $5,128    $3,993   $  781
                                  ------    ------   ------
                                  ------    ------   ------

     The Company's effective income tax rates for the years ended December 31, 1995, 1994 and 1993 varied from the statutory Federal income tax rate as set forth in the following table (dollars in thousands):


                                                YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------
                                      1995                1994               1993
                                ------------------  -----------------   -----------------
                                           % OF                % OF                % OF
                                          PRE-TAX             PRE-TAX             PRE-TAX
                                 AMOUNT    INCOME    AMOUNT    INCOME    AMOUNT    INCOME
                                 ------   -------    ------   -------    ------   -------
Tax  provision based on the
  federal statutory rate         $3,980    35.0%     $3,535    34.0%     $1,273      34.0%
State and local income taxes -
  net of federal income tax
  benefit                           705     6.2         607     5.8         492      13.2
Non-deductible and other            443     3.9          41      .4         176       4.7
Valuation allowance reduction        --      --        (190)   (1.8)     (1,160)    (31.0)
                                 ------   -------    ------   -------    ------   -------
Provision for income taxes       $5,128    45.1%     $3,993    38.4%     $  781      20.9%
                                 ------   -------    ------   -------    ------   -------
                                 ------   -------    ------   -------    ------   -------

     The deferred tax assets and liabilities result from timing differences in the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (dollars in thousands):


                                                        DECEMBER 31,
                                    -----------------------------------------------
                                        1995                       1994
                                    ----------------------    ---------------------
                                    ASSETS    LIABILITIES     ASSETS    LIABILITIES
                                    ---------  -----------    --------   ----------
Accrued expenses                      $20,351   $  --         $4,566        $   --
Allowance for doubtful accounts        10,645      --          1,664            --
Inventory reserves and adjustments         --    14,756        1,264            --
Depreciation and amortization              --    42,300           --           390
Reserve for restructuring charges
and other                              13,970       331        1,869            --
                                    ---------  -----------    --------   ---------
                                       44,966    57,387        9,363           390
Valuation allowance                       --         --       (8,973)           --
                                    ---------  -----------    --------   ---------
     Total                            $44,966   $57,387       $  390        $  390
                                    ---------  -----------    --------   ---------
                                    ---------  -----------    --------   ---------


     As a result of the Acquisition and Merger, the Company determined that the valuation allowance for deferred tax assets was no longer necessary and it has been eliminated.

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

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the twelve months ended December 31, 1995, 1994 and 1993 (dollars in thousands):

                                         1995     1994      1993
                                       -------   ------    ------
     Cash paid during the year for:
          Interest                     $36,120   $6,588    $6,119
          Income taxes                   8,171    2,118       630

     The following are supplemental disclosures of noncash investing and financing activities for the twelve months ended December 31, 1995, 1994 and 1993 (dollars in thousands):

     - On May 3, 1995, the Company issued stock valued at $2,406 in exchange for services related to the issuance of the Notes.

     - On March 30, 1995, the Company issued stock valued at $2,162 in exchange for services related to financing the Acquisition.

     - In 1994, Associated issued $9,000 of common stock to retire a $9,000 deferred obligation related to a transition services agreement.

     - In 1994, Associated accrued $244 for warrants which had an exercise price less than the fair market value of the common stock.

     - In 1994, Associated accrued $63 for common stock shares to be issued at less than fair market value.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments are as follows (dollars in thousands):

                              DECEMBER 31, 1995     DECEMBER 31, 1994
                              ------------------    ------------------
                               CARRYING    FAIR     CARRYING     FAIR
                                AMOUNT    VALUE      AMOUNT     VALUE
                              ---------  --------   --------   -------
Cash and cash equivalents       $11,660  $ 11,660   $  1,849   $ 1,849
Current maturities of long-term
    obligations                  23,886    23,886      5,901     5,901
Long-term debt:
   Notes                        150,000   163,875         --       --
   All other                    376,198   376,198     55,467    55,467


     The fair value of the Notes is based on quoted market prices. The fair value of the interest rate collar, estimated as a $3.9 million payable, is based on quotes from counterparties.


16.  CONTEMPLATED COMMON STOCK OFFERING

     The Company has filed a preliminary registration statement with the Securities and Exchange Commission. The contemplated offering included both a primary component of 3.5 million shares and a secondary component of 3.5 million shares. Subsequently, the Board of Directors determined that the primary offering would be indefinitely postponed.

                           UNITED STATIONERS INC. AND SUBSIDIARY
                     SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                               (IN THOUSANDS OF DOLLARS)

                                 BALANCE AT    ADDITIONS                            BALANCE
                                  BEGINNING    CHARGED TO                           AT END
                                  OF PERIOD    EXPENSES    OTHER(3)   DEDUCTIONS   OF PERIOD
                                 ----------    ----------  --------   ----------   ---------
Reserve for Doubtful Accounts:

   YEAR ENDED:
   December 31, 1995(1)             $3,496     $ 5,169      $ 4,776    $ 6,126(A)   $7,315
   December 31, 1994(2)              3,544       1,528                   1,576(A)    3,496
   December 31, 1993(2)              3,360       2,152                   1,968(A)    3,544

Sales Returns:

   YEAR ENDED:
   December 31, 1995(1)             $  540     $60,598      $12,051    $64,216(B)   $8,973
   December 31, 1994(2)                514      42,792                  42,766(B)      540
   December 31, 1993(2)                660      39,598                  39,744(B)      514


(1) Reflects the results of Associated only for the three months ended March 30, 1995 and the Company for the nine months ended December 31, 1995.

(2)  Reflects the results of Associated only.

(3)  Reflects the liability assumed as a result of the Merger.

(A) Accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously written off.

(B)  Credit memos issued for sales returns.

REPORT OF INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

     We have audited the accompanying consolidated balance sheet of United Stationers Inc. and Subsidiary as of March 30, 1995 and the related consolidated statements of operations, changes in stockholders' investment and cash flows for the seven months then ended. Our audit also included the financial statement schedule as of March 30, 1995 and for the seven months then ended listed in the index at Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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


                                        /s/ ERNST & YOUNG LLP

Chicago, Illinois
June 27, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

     We have audited the accompanying consolidated balance sheets of UNITED STATIONERS INC. (a Delaware Corporation) AND SUBSIDIARIES as of August 31, 1994 and 1993, and the related consolidated statement of operations, changes in stockholders' investment and cash flows for fiscal years ended August 31, 1994, 1993 and 1992. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                        /s/ Arthur Andersen LLP


Chicago, Illinois,
October 6, 1994.

                   UNITED STATIONERS INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


- ---------------------------------------------------------------------------------------------
                                 SEVEN MONTHS ENDED         FOR THE YEAR ENDED AUG. 31,
                                --------------------   --------------------------------------
                                          (UNAUDITED)
                                MARCH 30,   March 31,
                                     1995        1994         1994         1993          1992
- ---------------------------------------------------------------------------------------------
NET SALES                       $980,575    $871,585    $1,473,024   $1,470,115    $1,094,275
COST OF SALES                    773,857     675,720     1,150,123    1,125,596       848,588
- ---------------------------------------------------------------------------------------------
Gross profit on sales            206,718     195,865       322,901      344,519       245,687
- ---------------------------------------------------------------------------------------------
OPERATING EXPENSE
Warehousing, marketing and
   administrative expenses       174,021     170,420       286,607      298,405       213,372
Merger-related costs              27,780          --            --           --            --
Restructuring charge                  --          --            --           --         5,913
- ---------------------------------------------------------------------------------------------
Total operating expenses         201,801     170,420       286,607      298,405       219,285
- ---------------------------------------------------------------------------------------------
Income from operations             4,917      25,445        36,294       46,114        26,402
- ---------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
Interest expense                  (7,640)     (6,095)      (10,722)      (9,849)       (6,980)
Interest income                      140         258           261          299           477
Other, net                            41         117           225          355           364
- ---------------------------------------------------------------------------------------------
Total other income (expense)      (7,459)     (5,720)      (10,236)      (9,195)       (6,139)
- ---------------------------------------------------------------------------------------------
Income (Loss) before income taxes (2,542)     19,725        26,058        36,919       20,263
INCOME TAXES                       4,692       8,185        10,309        15,559        8,899
- ---------------------------------------------------------------------------------------------
NET INCOME (LOSS)              $  (7,234)    $11,540    $   15,749       $21,360     $ 11,364
- ---------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER  OF
COMMON SHARES OUTSTANDING     18,593,614  18,585,451    18,587,282    18,559,600   16,088,450
- ---------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON
 SHARE                            $(0.39)      $0.62         $0.85         $1.15        $0.71
- ---------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNITED STATIONERS INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


- --------------------------------------------------------------------------------
                                                                 Aug. 31,
                                           MARCH 30,     -----------------------
ASSETS                                          1995          1994         1993
- --------------------------------------------------------------------------------
CURRENT ASSETS:

Cash and cash equivalents                  $  14,515      $  6,920    $   7,889

Accounts receivable, less reserves for
  doubtful accounts of $4,775 in 1995,
  $4,010 in 1994 and $3,964 in 1993          188,672       187,565      188,396

Inventories                                  306,741       225,794      229,760

Deferred income taxes and prepaid expenses    22,987        15,512       16,426

- --------------------------------------------------------------------------------
Total current assets                         532,915       435,791      442,471
- --------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and buildings                            92,907        92,099       90,147

Fixtures and equipment                       152,059       151,793      144,625

Leasehold improvements                            85            36           46

- --------------------------------------------------------------------------------
Total property, plant and equipment          245,051       243,928      234,818

Less - Accumulated depreciation
  and amortization                           118,219       114,364       97,182
- --------------------------------------------------------------------------------

Net property, plant and equipment            126,832       129,564      137,636
- --------------------------------------------------------------------------------

GOODWILL, NET                                 41,719        42,369       43,484
- --------------------------------------------------------------------------------

OTHER ASSETS                                  10,373        10,826       11,195
- --------------------------------------------------------------------------------

Total assets                                $711,839      $618,550     $634,786
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNITED STATIONERS INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                  Aug. 31,
                                                MARCH 30,   --------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT            1995       1994      1993
- --------------------------------------------------------------------------------
CURRENT LIABILITIES:
Short-term debt and current maturities
of long-term obligations                        $  43,501   $   6,338  $   3,448

Accounts payable                                  146,222     121,793    150,374

Accrued expenses                                   77,219      65,055     69,175

Accrued income taxes                                8,373       2,778      3,400
- --------------------------------------------------------------------------------

Total current liabilities                         275,315     195,964    226,397
- --------------------------------------------------------------------------------
DEFERRED INCOME TAXES                              13,494      17,427     14,484
- --------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS:
Long-term debt                                    173,933     149,465    146,735
Other liabilities                                  15,972       9,684      9,473
- --------------------------------------------------------------------------------

Total long-term obligations                       189,905     159,149    156,208
- --------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT:
Preferred stock, no par value, authorized
  1,500,000 shares, no shares issued
   or outstanding                                      --          --         --

Common stock, $0.10 par value, authorized
  40,000,000 shares, issued 18,610,929
  shares in 1995, 18,592,054 shares in
  1994 and 18,586,627 shares in 1993                1,861       1,859      1,859

Capital in excess of par value                     91,912      91,729     91,687

Retained earnings                                 139,495     152,448    144,292

Less -- 14,347 shares, 1,828 shares and 9,993
  shares of common stock in treasury at cost
  in 1995, 1994 and 1993, respectively               (143)        (26)      (141)
- --------------------------------------------------------------------------------
Total stockholders' investment                    233,125     246,010    237,697
- --------------------------------------------------------------------------------
Total liabilities and stockholders' investment   $711,839    $618,550   $634,786
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   UNITED STATIONERS INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



- ---------------------------------------------------------------------------------------------------------------------
                                      Number of                Capital in                                       Total
                                         Common     Common      Excess of      Retained     Treasury     Stockholders'
                                         Shares      Stock      Par Value      Earnings        Stock       Investment
- ---------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1991             15,535,013     $1,554        $54,557      $125,704        $(231)        $181,584
Net Income                                   --         --             --        11,364           --           11,364
Issuance of common shares             3,016,169        301         36,643            --           --           36,944
Cash dividends - $0.40 per
  share on common stock                      --         --             --        (6,535)          --           (6,535)
Disposition of treasury stock                --         --             --            --           30               30
- ---------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1992             18,551,182     $1,855        $91,200      $130,533        $(201)        $223,387
Net Income                                   --         --             --        21,360           --           21,360
Issuance of common shares                35,445          4            487            --           --              491
Cash dividends - $0.40 per
  share on common stock                      --         --             --        (7,601)          --           (7,601)
Disposition of treasury stock                --         --             --            --           60               60
- ---------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1993             18,586,627     $1,859        $91,687      $144,292        $(141)        $237,697
Net Income                                   --         --             --        15,749           --           15,749
Issuance of common shares                 5,427         --             42            --           --               42
Cash dividends - $0.40 per
  share on common stock                      --         --             --        (7,593)          --           (7,593)
Disposition of treasury stock                --         --             --            --          115              115
- ---------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1994             18,592,054     $1,859        $91,729      $152,448        $ (26)        $246,010
Net Loss                                     --         --             --        (7,234)          --           (7,234)
Issuance of common shares                18,875          2            183            --           --              185
Cash dividends - $0.30 per
      share on common stock                  --         --             --        (5,719)          --           (5,719)
Acquisition of treasury stock                --         --             --            --         (117)            (117)
- ---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 30, 1995              18,610,929     $1,861        $91,912      $139,495        $(143)        $233,125
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      UNITED STATIONERS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                    SEVEN MONTHS ENDED
                                                                  -----------------------
                                                                              (UNAUDITED)         FISCAL YEAR ENDED AUG. 31,
                                                                 MARCH 30,      MARCH 31,      --------------------------------
FOR THE PERIOD ENDED                                               1995           1994           1994        1993       1992
- ------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  Income                                                     $  (7,234)     $ 11,540       $ 15,749     $ 21,360   $ 11,364
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
 (USED IN)  OPERATING ACTIVITIES, NET OF SDC PURCHASE IN 1992 -
Loss on sale of fixed assets                                          200           494            579          476         55
Depreciation and amortization                                      12,595        12,103         21,236       21,243     19,879
(Decrease)/increase in deferred taxes                              (3,933)        1,298          2,943        2,261     (8,240)
Increase/(decrease) in accounts payable                            24,429       (64,918)       (28,581)      15,259      7,195
Increase/(decrease) in accrued liabilities                         17,260       (14,407)        (7,522)       3,655     (2,896)
(Increase)/decrease in accounts receivable                         (1,107)        8,062            831      (20,016)   (12,681)
(Increase)/decrease in inventories                                (80,947)       (7,818)         3,966       (7,353)   (15,776)
(Increase)/decrease in prepaid expenses                            (7,475)         (752)           914        1,392      3,940
Increase in Other Assets                                           (1,341)       (1,359)        (2,007)      (2,275)    (5,378)
- ------------------------------------------------------------------------------------------------------------------------------
Total Adjustments                                                 (40,319)      (67,297)        (7,641)      14,642    (13,902)
- ------------------------------------------------------------------------------------------------------------------------------
NET CASH  (USED IN) PROVIDED BY OPERATING ACTIVITIES              (47,553)      (55,757)         8,108       36,002     (2,538)
- ------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment                       (7,799)       (4,487)       (10,719)     (30,008)    (8,342)
Proceeds from disposition of property, plant & equipment               35           200            220           50         51
Payment for purchase of SDC, net of cash acquired of $2,480           - -           - -            - -          - -    (37,338)
- ------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (7,764)       (4,287)       (10,499)     (29,958)   (45,629)
- ------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in short-term debt                              5,660            33         (2,855)        (481)     1,636
Payments on long-term obligations                                  (4,541)       (1,269)        (1,533)      (4,537)    (4,213)
Additions to long-term obligations                                 67,444        69,348         13,246        1,971     57,460
Issuance of common shares                                             185            25             42          491        164
Payment of dividends                                               (5,719)       (5,738)        (7,593)      (7,601)    (6,535)
(Acquisition)/disposition of treasury stock                          (117)          115            115           60         30
- ------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                62,912        62,514          1,422      (10,097)    48,542
- ------------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                7,595         2,470           (969)      (4,053)       375
Cash and Cash Equivalents at the beginning of the year              6,920         7,889          7,889       11,942     11,567
- ------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD               $ 14,515       $10,359       $  6,920    $   7,889   $ 11,942
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
 Interest (net of amount capitalized)                           $   6,851      $  5,943       $ 10,199    $   8,972   $  6,722
 Income taxes                                                       9,257         6,054          6,229       18,395     14,489
- ------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
Fair Value of Assets Acquired                                         - -           - -            - -          - -    175,359
Cash Paid                                                             - -           - -            - -          - -    (39,818)
Common Stock Issued                                                   - -           - -            - -          - -    (36,780)
- ------------------------------------------------------------------------------------------------------------------------------
Liabilities Assumed/Incurred                                          - -           - -            - -          - -     98,761
- ------------------------------------------------------------------------------------------------------------------------------
Investment in Business Venture                                        - -           - -            - -          742        - -
- ------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATIONERS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUBSEQUENT EVENT

     On March 30, 1995, Associated Holdings, Inc. ("Associated") purchased 92.5% of the then outstanding shares of the common stock, $0.10 par value ("Common Stock") of United Stationers Inc. ("United") for approximately $266.6 million in the aggregate pursuant to a tender offer (the "Tender Offer"). Immediately thereafter, Associated merged with and into United (the "Merger" and, collectively with the Tender Offer, the "Acquisition"), and Associated Stationers, Inc., a wholly-owned subsidiary of Associated ("ASI") merged with and into United Stationers Supply Co., a wholly-owned subsidiary of United ("USSC"), with United and USSC continuing as the respective surviving corporations. United, as the surviving corporation following the Merger, is referred to herein as the "Company." As a result of share conversions in the Merger, immediately after the Merger, (i) the former holders of common stock and common stock equivalents of Associated owned shares of Common Stock and warrants or options to purchase shares of Common Stock constituting in the aggregate approximately 80% of the shares of Common Stock on a fully diluted basis, and (ii) holders of pre-Merger United common stock owned in the aggregate approximately 20% of the shares of Common Stock on a fully diluted basis. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

     Immediately following the Merger, the number of outstanding Shares was 5,998,177 (or 6,973,720 on a fully diluted basis), of which (i) the former holders of Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, of Associated ("Associated Common Stock") and warrants or options to purchase Associated Common Stock in the aggregate owned 4,603,373 Shares constituting approximately 76.8% of the outstanding Shares and outstanding warrants or options for 975,603 Shares (collectively 80.0% on a fully diluted basis) and (ii) pre-Merger holders of Shares (other than Associated-owned Shares and treasury Shares) in the aggregate owned 1,394,744 Shares constituting approximately 23.2% of the outstanding Shares (or 20.0% on a fully diluted basis). As used in this paragraph, the term "Shares" includes shares of Nonvoting Common Stock, $0.01 par value, of the Company, which are immediately convertible into Shares for no additional consideration.

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

     On May 3, 1995, USSC completed the issuance of $150.0 million of 12 3/4% Senior Subordinated Notes (the "Notes") due 2005. The net proceeds of the Notes (after discount and fees of approximately $5.5 million) were used to pay certain expenses, to repay the $130.0 million Subordinated Bridge Facility (together with $1.6 million in accrued and unpaid interest thereon), to repay a portion of the Tranche A and Tranche B term loans (totaling approximately $6.5 million) and provide working capital. The Company expects to repurchase the Series B Preferred Stock, together with accrued and unpaid dividends thereon (approximately $7.0 million).

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

     As part of the Merger, the Company incurred approximately $27.8 million of merger-related costs. The amount consisted of severance payments under employment contracts ($9.6 million); insurance benefits under employment contracts($7.4 million); legal, accounting and other professional services fees ($5.2 million); retirement of stock options ($3.0 million); and fees for letters of credit related to employment contracts and other costs ($2.6 million).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of United Stationers Inc. and its wholly owned subsidiaries ("the Company"). Investments in 20% to 50% owned companies are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with current-year presentations.

REVENUE RECOGNITION

     Sales and provisions for estimated sales returns and allowances are recorded at the time of shipment.


CASH AND CASH EQUIVALENTS

     Investments in low-risk instruments which have an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost which approximates market value. The Company's cash equivalent policy conforms to the requirements of Financial Accounting Standard No. 95.

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

                                       1992                 1991
- -------------------------------------------------------------------------------
                       (in thousands of dollars, except share data) (unaudited)

Net Sales..................         $1,445,900            $1,378,734
Net Income.................             20,444                14,070
Net Income per Share.......               1.10                  0.76
- -------------------------------------------------------------------------------

     In the fourth quarter of 1992, the Company recorded a $5.9 million pre-tax restructuring charge related to severance payments and closing of certain facilities associated with the acquisition.

4.   LONG-TERM DEBT

Long-term debt consists of the following amounts (in thousands of dollars):

                                                                             MARCH 30          AUGUST 31,
                                                                             --------     --------------------
                                                                                1995        1994        1993
- --------------------------------------------------------------------------------------------------------------
Mortgages, 9.0% to 12.5%, due in installments until 2002, secured by the
   Regional Distribution Centers in Livonia, Michigan; Pennsauken,
   New Jersey; Dallas, Texas; Woburn, Massachusetts; and The City of
   Industry, California                                                      $ 12,908     $ 13,182    $ 13,615
Industrial development bonds, interest at 69% of prime, maturing in 2015, secured by land, buildings and certain equipment located in
   Edison, New Jersey                                                           8,000        8,000       8,000
Industrial development bonds, at market interest rates, maturing at
   various dates through 2011                                                  14,300       14,300      14,300
Industrial development bonds, at 66% to 79% of prime, maturing at
   various dates through 2005                                                  15,500       15,500      15,500
Unsecured loan, at 9.65%, maturing at various dates through 1998               11,450       11,450      14,300
Other long-term debt                                                              276          303         356
Term Loan                                                                      30,000       30,000      30,000
Revolver                                                                      125,000       63,000      54,000
- --------------------------------------------------------------------------------------------------------------

                                                                             $217,434     $155,735    $150,071
- --------------------------------------------------------------------------------------------------------------

Less -- current maturities                                                     43,501        6,270       3,336
- --------------------------------------------------------------------------------------------------------------

                                                                             $173,933     $149,465    $146,735
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

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

     On February 28, 1995, the Company entered into a $30.0 million line of credit with a major bank. This credit facility was entered into to meet seasonal requirements after the Revolver and Term Loan was fully utilized, and bore interest at agreed upon market rates. The Company had $6.0 million outstanding under this agreement immediately prior to the Merger. This agreement was terminated in connection with the Merger.

     The Credit Agreement contains certain financial covenants covering the Company and its subsidiary on a consolidated basis, including, without limitation, covenants relating to the consolidated current ratio, tangible net worth, capitalization, fixed charge coverage, capital expenditures and payment of dividends by the Company.

     The net book value of assets subject to secured mortgages and industrial development bonds as of March 30, 1995, August 31, 1994 and August 31, 1993 was $28,128,000, $28,610,000 and $28,962,000, respectively.

     Maturities of long-term debt (excluding amounts borrowed under the Credit Agreement), for the following periods as indicated, are as follows (in thousands of dollars):

- -------------------------------------------------------------------------------
YEAR  (EXCEPT 1995)                                                     AMOUNT
- -------------------------------------------------------------------------------
Nine Months Ending December 31, 1995..................................  $ 6,125
1996..................................................................    8,167
1997..................................................................    8,218
1998..................................................................    8,824
1999..................................................................    6,129
Later years...........................................................   24,971
- -------------------------------------------------------------------------------
                                                                        $62,434
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     As part of the Merger, approximately $180 million of debt at March 30, 1995 was refinanced. The refinanced debt consisted of various mortgages, the Edison, New Jersey industrial development bonds, the private placement loan, and the Term Loan and Revolver.

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

     Pension expense in 1995, 1994, 1993 and 1992 was approximately $1,707,000, $1,755,000, $1,269,000 and $866,000, respectively.

     The following table sets forth the plans' funded status at March 30, 1995, August 31, 1994 and August 31, 1993 (in thousands of dollars):


                                                                                         SUPPLEMENTAL
                                                      PENSION PLANS                      BENEFIT PLANS
                                                 --------------------------       ------------------------
                                                   1995      1994      1993       1995(1)     1994    1993
- ----------------------------------------------------------------------------------------------------------
Actuarial Present Value of Benefits Obligation
   Vested benefits                               $16,446   $15,215   $15,063         $0      $ 549   $ 442
   Non-vested benefits                             1,682     1,887     1,702          0         16       4
- ----------------------------------------------------------------------------------------------------------
Accumulated benefits obligation                  $18,128   $17,102   $16,765         $0      $ 565   $ 446
Effect of projected future compensation levels     2,511     2,982     2,356          0        328     119
- ----------------------------------------------------------------------------------------------------------
Projected benefits obligation                    $20,639   $20,084   $19,121         $0      $ 893   $ 565
Plan assets at fair value                         22,683    21,000    20,875          0         --      --
- ----------------------------------------------------------------------------------------------------------
Projected benefits obligation less than
   (in excess of) plan assets                    $ 2,044   $   916   $ 1,754         $0      $(893)  $(565)
Unrecognized net gain due to past
   experience different from assumptions            (914)      266      (279)         0        189      (9)
Unrecognized prior service cost                    1,101     1,347     1,270          0        131     160
Unrecognized net obligation (asset) at
   September 1, 1985 to be amortized over
   3 to 12 years in 1995 and 1994
   4 to 13 years in 1993                           (412)     (467)     (561)          0         90     120
- ----------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension liability recognized
   in Consolidated Balance Sheets               $ 1,819    $2,062    $ 2,184         $0      $(483)  $(294)
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

(1) The Supplemental Benefit Plan was funded and paid out as a result of the merger.

     The plans' assets consist of debt securities, equity securities and government securities. Net periodic pension cost for 1995, 1994, 1993 and 1992 for pension and supplemental benefits plans includes the following components (in thousands of dollars):


                                                   1995    1994    1993    1992
- --------------------------------------------------------------------------------
Service cost - benefits earned during the period  $1,084  $1,863  $1,293  $1,055
Interest cost on projected benefits obligation       909   1,436   1,209     952
Actual return on assets                             (780)    263  (3,235)   (983)
Net amortization and deferral                        494  (1,807)  2,002    (158)
- --------------------------------------------------------------------------------
Net periodic pension cost                         $1,707  $1,755  $1,269  $  866
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 106 (SFAS 106), "Employer's Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires companies to accrue the expected cost of postretirement health care and life insurance benefits throughout the employee's active service period. Previously, postretirement health care costs were recognized as claims were paid. The Company elected to amortize the unfunded Accumulated Postretirement Benefit Obligation (APBO) over 20 years.

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

     The cost of postretirement health care benefits for the seven months ended March 30, 1995 and the year ended August 31, 1994 are as follows (in thousands of dollars):


                                                1995    1994
                                                ----    ----
Service cost                                    $109    $246
Interest on accumulated benefits obligation      106     146
Amortization of transition obligation             58     100
                                                ----    ----
Net postretirement benefit cost                 $273    $492
                                                ----    ----
                                                ----    ----

     The following table sets forth the amounts recognized in the Company's Balance Sheet at March 30, 1995 and August 31, 1994 (in thousands of dollars):

                                          MARCH 30,    AUG. 31,
                                            1995         1994
                                           -------     -------
Retirees                                   $  (781)    $  (601)
Other active plan participants              (1,758)     (1,634)
                                           -------     -------
Total APBO                                 $(2,539)    $(2,235)
Unrecognized transition obligation           1,838       1,897
Unrecognized net (gain)                         63         (76)
                                           -------     -------
Accrued postretirement benefit obligation  $  (638)    $  (414)
                                           -------     -------
                                           -------     -------

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

        The following table summarizes the transactions of the 1981 and 1985 Option Plans for 1995, 1994 and 1993.

1981 Stock Incentive Award Plan                 Option Price               Option Price               Option Price
(excluding restricted stock)             1995          Range       1994           Range      1993            Range
- -------------------------------------------------------------------------------------------------------------------
Options outstanding at
  beginning of the period           1,135,060   $8.64-$19.39    891,350    $8.64-$19.39   995,520     $8.64-$19.39
Granted                               100,000         $10.50    401,050   $10.00-$16.25    18,000    $13.75-$14.00
Exercised                             (22,860)   $8.64-$9.29     (3,520)  $ 8.64-$13.75   (37,040)    $8.64-$17.48
Canceled(1)                        (1,212,200)  $8.64-$19.39   (153,820)  $ 8.64-$19.39   (85,130)    $8.64-$19.39
                                   ----------                  --------                  --------
Options outstanding at end
  of the period                           - -                 1,135,060                   891,350
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
1985 Non-qualified Stock                        Option Price               Option Price               Option Price
 Option Plan                             1995          Range       1994           Range      1993            Range
- -------------------------------------------------------------------------------------------------------------------
Options outstanding at
  beginning of the period             109,500  $14.78-$18.09    109,500   $14.78-$18.09   143,000     $14.78-$18.09
Granted                                   - -            - -        - -             - -       - -               - -
Exercised                                 - -            - -        - -             - -    (5,000)           $18.09
Canceled(1)                          (109,500) $14.78-$18.09        - -             - -   (28,500)    $14.78-$18.09
                                   ----------                  --------                  --------
Options outstanding at end
  of the period                           - -                   109,500                  109,500
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

(1) As a result in change in control of the Company, the Company paid out to option holders the difference between the tender offer price of the stock ($15.50 per share) and the option exercise price. The total amount was included in merger-related costs in 1995.

7.      LEASES

        The Company has entered into several non-cancelable long-term leases on property and equipment. Future minimum lease payments for non-cancelable leases in effect at March 30, 1995 having initial remaining terms of more than one year are as follows (in thousands of dollars):

                                            Operating Leases
                                    --------------------------------
                                       Lease   Sublease    Net Lease
Year (except 1995)                  Payments     Income     Payments
- --------------------------------------------------------------------
Nine months ending Dec. 31, 1995     $ 9,165     $  617     $  8,548
1996                                   9,894        269        9,625
1997                                   7,712        199        7,513
1998                                   5,811        146        5,665
1999                                   4,275         61        4,214
Later years                           14,263        - -       14,263
- --------------------------------------------------------------------
Total minimum lease payments         $51,120     $1,292      $49,828
- --------------------------------------------------------------------
- --------------------------------------------------------------------

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

        The Company provides for income taxes at statutory rates based on income reported for financial statement purposes. A summary of income tax expense is shown below (in thousands of dollars):

- --------------------------------------------------------------------
                                 1995      1994      1993       1992
- --------------------------------------------------------------------
Taxes currently payable
    Federal                  $ 14,122   $ 7,059   $ 7,972    $ 8,565
    Other tax credits             - -        (5)      (10)       (37)
    State                       2,584     1,591     2,274      2,501
Prepaid and deferred taxes    (12,014)    1,664     5,323     (2,130)
- --------------------------------------------------------------------
                             $  4,692   $10,309   $15,559    $ 8,899
- --------------------------------------------------------------------
- --------------------------------------------------------------------

        The deferred tax assets and liabilities result from timing differences in the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands of dollars):

                                                  March 30, 1995         August 31, 1994         Aug. 31, 1993
                                                  --------------         ---------------         -------------
                                                Assets   Liabilities   Assets   Liabilities    Assets   Liabilities
- -------------------------------------------------------------------------------------------------------------------
Reserves for returns, rebates and allowances   $18,869      $   - -    $14,593      $   - -   $14,250      $   - -
Reserves for direct acquisition costs            1,477          - -      1,700          - -     3,887          - -
Reserves for restructuring charges                  10          - -        332          - -     1,720          - -
Merger-related costs                             6,737          - -        - -          - -       - -          - -
Reserves for worker's compensation insurance     3,814          - -      3,905          - -     3,818          - -
Accelerated depreciation                           - -       17,716        - -       17,360       - -       15,252
Software capitalization                            - -        1,465        - -        1,595       - -        1,913
Inventory reserves and related
  purchase accounting differences                  - -        6,142        - -        7,143       - -        7,738
All other                                        4,554        2,629      4,843        2,472     3,613        1,836
- -------------------------------------------------------------------------------------------------------------------
Total                                          $35,461      $27,952    $25,373      $28,570   $27,288      $26,739
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

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

        No valuation allowance was recorded in 1995 or 1994. A valuation allowance of $1,504,000 was recorded at August 31, 1993.

        The table below records the differences between the statutory income tax rate and the Company's effective income tax rate:

- ----------------------------------------------------------------------------
                                            1995     1994     1993     1992
- ----------------------------------------------------------------------------
Statutory Federal income tax                35.0%    35.0%    34.7%    34.0%
State income taxes, net of the Federal
  income tax benefit                        (4.9)     4.8      6.1      6.6
Losses from foreign subsidiaries             - -      1.9      1.3      3.3
Liquidation of a foreign subsidiary          - -     (3.9)     - -      - -
Non-deductible goodwill amortization        (9.0)     1.5       .9      - -
Non-deductible merger-related expenses    (208.3)     - -      - -      - -
Other, net                                   2.6       .3      (.9)     - -
                                          ------     ----     ----     ----
Effective income tax rate                 (184.6)%   39.6%    42.1%    43.9%
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                    UNITED STATIONERS INC. AND SUBSIDIARY
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         (IN THOUSANDS OF DOLLARS)

                                      BALANCE AT    ADDITIONS                    BALANCE
                                       BEGINNING   CHARGED TO                     AT END
                                       OF PERIOD     EXPENSES     DEDUCTIONS   OF PERIOD
                                      ----------   ----------    -----------   ---------
Reserve for Doubtful Accounts:
   Period ended:
     March 30, 1995*                     $ 4,010      $ 2,510    $ 1,745 (A)     $ 4,775
     August 31, 1994                       3,964        5,750      5,704 (A)       4,010
     August 31, 1993                       4,335        7,316      7,687 (A)       3,964

Sales Returns, Rebates and Allowances
   Period ended:
     March 30, 1995*                     $31,293      $43,523    $48,371 (B)     $26,445
     August 31, 1994                      25,552       67,970     62,229 (B)      31,293
     August 31, 1993                      23,794       52,593     50,835 (B)      25,552

*  Reflects the transition period of September 1, 1994 through March 30, 1995

(A) Accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously written off.

(B)  Credit memos issued for sales returns, rebates and allowances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

        Set forth below is certain information with respect to those individuals who are currently serving as members of the Board of Directors or as executive officers of the Company on February 1, 1996:

      Name                 Age                      Position
- --------------------------------------------------------------------------------
Thomas W. Sturgess......   45      Director, Chairman of the Board, President
                                     and Chief Executive Officer
Michael D. Rowsey.......   43      Director and Executive Vice President
Daniel H. Bushell.......   44      Executive Vice President, Chief Financial Officer and
                                     Assistant Secretary
Steven R. Schwarz.......   42      Executive Vice President
Robert H. Cornell.......   56      Vice President, Human Resources
Otis H. Halleen.........   61      Vice President, Secretary and General Counsel
James A. Pribel.........   42      Treasurer
Ted S. Rzeszuto.........   43      Vice President and Controller and Assistant Secretary
Albert Shaw.............   46      Vice President, Operations
Ergin Uskup.............   58      Vice President, Management Information Systems
                                     and Chief Information Officer
Gary G. Miller..........   45      Director and Assistant Secretary
James T. Callier, Jr. ..   60      Director
Daniel J. Good..........   55      Director
Frederick B. Hegi, Jr. .   52      Director
Jeffrey K. Hewson.......   52      Director
James A. Johnson........   41      Director
Joel D. Spungin.........   58      Director

     Set forth below is a description of the backgrounds of the directors and executive officers of the Company. There is no family relationship between any directors or executive officers of the Company. Officers of the Company are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

     THOMAS W. STURGESS became President and Chief Executive Officer of the Company on May 31, 1995 and Chairman of the Board of the Company upon consummation of the Merger. Prior to the Merger, Mr. Sturgess served as Chairman of the Board and Chief Executive Officer of Associated since January 1992 and had been Chairman of the Board and Chief Executive Officer of ASI since December 1994. Since 1987, Mr. Sturgess has served as a general partner of various Wingate entities, including the indirect general partner of each of Wingate Partners and Wingate II. Mr. Sturgess has not actively participated in the management of Wingate Partners or the Wingate entities since December 31, 1995. Mr. Sturgess currently serves as a non-executive Chairman of the Board of Redman Industries, Inc., a manufactured housing producer ("Redman"), as well as RBPI Holding Corporation, a manufacturer and distributor of aluminum and vinyl windows. He is a director of Loomis Armored Inc., a provider of armored car and related services ("Loomis"), and Century Products Company, a manufacturer and distributor of baby seats and other juvenile products ("Century Products").

     MICHAEL D. ROWSEY was elected to the Board of Directors upon consummation of the Merger and became Executive Vice President of the Company upon consummation of the Merger with primary responsibility for field operations. Prior to the Merger, Mr. Rowsey had been a director of Associated since 1992 and President and Chief Operating Officer of Associated since January 1992. From 1979 to January 1992, Mr. Rowsey served in various capacities with BCOP, most recently as the North Regional Manager.

     DANIEL H. BUSHELL became Executive Vice President and Chief Financial Officer of the Company upon consummation of the Merger. Mr. Bushell has served as Assistant Secretary of the Company since January 1996, and served as Secretary of the Company from June 1995 through such date. Mr. Bushell also served as Assistant Secretary of the Company from the consummation of the Merger until June 1995. Prior thereto, Mr. Bushell had been Chief Administrative and Chief Financial Officer of Associated and ASI since January 1992. From 1978 to January 1992, Mr. Bushell served in various capacities with ACE Hardware Corporation, most recently as Vice President of Finance.

     STEVEN R. SCHWARZ became Executive Vice President of the Company upon consummation of the Merger with primary responsibility for marketing and merchandising. Prior thereto, he was Senior Vice President, Marketing of United since June 1992 and had previously been Senior Vice President, General Manager, MicroUnited since 1990 and Vice President, General Manager, MicroUnited since September 1989. He had held a staff position in the same capacity since February 1987.

     ROBERT H. CORNELL became Vice President, Human Resources of the Company upon consummation of the Merger. Prior thereto, he was Vice President, Human Resources of United since February 1988, and since 1987 had been Vice President, Human Resources for USG Interiors Inc., a subsidiary of USG Corporation.

     OTIS H. HALLEEN became Vice President, Secretary and General Counsel of the Company as of January 30, 1996. Since November 1, 1995 he has served as Vice President, Secretary and General Counsel at USSC. From 1986 through March 1995 he had been Vice President, Secretary and General Counsel of United.

     JAMES A. PRIBEL became Treasurer of the Company upon consummation of the Merger. Prior thereto, he was Treasurer of United since 1992. Prior thereto he had been Assistant Treasurer of USSC since 1984 and had served in various positions since joining USSC in 1978.

     TED S. RZESZUTO became Vice President and Controller of the Company upon consummation of the Merger. Prior thereto, he was Vice President and Controller of United since 1987 and Controller of United since 1985 and prior thereto had served in various accounting positions since joining USSC in 1975.

     ALBERT SHAW became Vice President, Operations of the Company shortly after consummation of the Merger. Prior thereto, he was Vice President, Midwest Region of USSC since March 1994. He had been a Vice President of USSC since 1992 and prior to that had served in various management positions since joining USSC in 1974.

     ERGIN USKUP became Vice President, Management Information Systems and Chief Information Officer of the Company upon consummation of the Merger. Prior thereto, he was Vice President, Management Information Systems and Chief Information Officer of United since February 1994, and since 1987 had been Vice President, Corporate Information Services for Baxter International Inc., a global manufacturer and distributor of health care products.

     GARY G. MILLER was elected to the Board of Directors upon consummation of the Merger and became Assistant Secretary of the Company on June 27, 1995. Mr. Miller served as Vice President and Secretary of the Company from consummation of the Merger until June 27, 1995. Prior thereto, Mr. Miller had been a director of Associated since 1992 and Vice President and Secretary of Associated since January 1992. Mr. Miller also currently serves as President of Cumberland, a private investment firm which is located in Fort Worth, Texas. In addition, from 1977 to December 1993, Mr. Miller served as Executive Vice President, Chief Financial Officer and a director of AFG Industries, Inc., and its parent company, Clarity Holdings Corp. He is Chairman of the Board of both CFData Corp., a nationwide provider of check collection and check verification services, and Fore Star Golf, Inc., which was formed in 1993 to own and operate golf course facilities.

     JAMES T. CALLIER, JR. was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Callier is a general partner of Wingate Partners, and has served as President of Callier Consulting, Inc., an operating management firm, since 1985. Mr. Callier currently serves as Chairman of the Board of Century Products, as a director of Redman and Loomis and as an advisory director of Wingate II.


     DANIEL J. GOOD was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Good is Chairman of Good Capital Co., Inc. ("Good Capital"), an investment firm in Lake Forest, Illinois. Until June 1995, Mr. Good was Vice Chairman of Golden Cat Corp., the largest producer of cat litter in the United States, and prior thereto he was Managing Director of Merchant Banking for Shearson Lehman Bros. and President of A.G. Becker Paribas, Inc. Mr. Good serves as a director of Supercuts, Inc.

     FREDERICK B. HEGI, JR. was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Hegi is a general partner of various Wingate entities, including the indirect general partner of each of Wingate Partners and Wingate II. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi also currently serves as Chairman of the Board of Loomis Holding Corporation, the parent corporation of Loomis, ITCO Holding Company, Inc., the parent corporation of ITCO Tire Company, Tahoka First Bancorp, Inc., a bank holding company, and Cedar Creek Bancshares, Inc., a bank holding company, and as a director of Century Products, Lone Star Technologies, Inc., a diversified company engaged in the manufacturing of steel pipe, Cattle Resources, Inc., a manufacturer of animal feeds and operator of commercial cattle feedlots and various funds managed by InterWest Partners.

     JEFFREY K. HEWSON was elected to the Board of Directors in 1991. Mr. Hewson served as President and Chief Executive Officer of the Company from consummation of the Merger until May 31, 1995. Prior thereto, he was President and Chief Operating Officer of United since April 1991. He had been Executive Vice President of United since March 1990. Prior to that, he had been President of ACCO International's U.S. Division since 1989 and President of its Canadian Division since 1987. ACCO International is a manufacturer of traditional office products and a subsidiary of American Brands, Inc., which is a global consumer
products holding company.   Mr. Hewson currently serves as President and Chief
Executive Officer of Beckley-Cardy, distributor of supplies, furniture and equipment to the educational market.

     JAMES A. JOHNSON was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Johnson is a general partner of various Wingate entities, including the indirect general partner of Wingate II. From 1980 until he joined Wingate Partners in 1990, Mr. Johnson served as a Principal of Booz-Allen & Hamilton, an international management consulting firm. Mr. Johnson currently serves as a director of Century Products.

     JOEL D. SPUNGIN has served as a member of the Board of Directors since 1972 and prior to the consummation of the Merger was Chairman of the Board of Directors and Chief Executive Officer of United since August 1988. From October 1989 until April 1991, he was also President of United. Prior to that, since March 1987, Mr. Spungin was Vice Chairman of the Board and Chief Executive Officer of United. Previously, since August 1981, Mr. Spungin was President and Chief Operating Officer of United. He also serves as a general partner of DMS Enterprises, L.P., a management advisory and investment partnership, and as a director of AAR Corp.

     Messrs. Sturgess, Rowsey, Miller, Callier, Good, Hegi and Johnson were elected to the Board of Directors pursuant to a voting trust.

     The Charter provides that the Board of Directors shall be divided into three classes, each class as nearly equal in number as possible, and each term consisting of three years. The directors currently in each class are as follows: Class I (having terms expiring in 1996)--Messrs. Good, Johnson and Hewson; Class II (having terms expiring in 1997)--Messrs. Sturgess, Hegi and Rowsey; and Class III (having terms expiring in 1998)--Messrs. G. Miller, Callier and Spungin.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 1996, to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 1996, to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 1996, to be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements, schedules and exhibits are filed as part of this report:

                                                                                   PAGE NO.
                                                                                   --------
     (1)  Financial Statements of the Company
          Report of Independent Auditors                                                 21
          Report of Independent Public Accountants                                       22
          Consolidated Statements of Income for the years ended
             December 31, 1995, 1994 and 1993                                            23
          Consolidated Balance Sheets as of December 31, 1995 and 1994                24-25
          Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 1995, 1994 and 1993                     26-27
          Consolidated Statements of Cash Flows for the years ended
             December 31, 1995, 1994 and 1993                                            28
          Notes to Consolidated Financial Statements                                  29-41

          Financial Statement Schedule
          II.  Valuation and Qualifying Accounts..................................       42
               All other financial statements and schedules not listed
               have been omitted because they are not applicable, not
               required or because the required information is
               included in the consolidated financial statements or
               notes thereto.

     (2)  Financial Statements of United
          Report of Independent Auditors..........................................       43
          Report of Independent Public Accountants................................       44
          Consolidated Statements of Operations for the seven months ended
            March 30, 1995 and March 31, 1994 (unaudited), and for the years
            ended August 31, 1994, August 31, 1993, and August 31, 1992...........       45
          Consolidated Balance Sheets as of March 30, 1995, August 31, 1994,
            and August 31, 1993...................................................    46-47




          Consolidated Statements of Changes in Stockholders' Investment for
            the seven months ended March 30, 1995, and for the years ended
            August 31, 1994, August 31, 1993 and August 31, 1992                         48
          Consolidated Statements of Cash Flows for the for the seven months ended March 30, 1995 and March 31, 1994 (unaudited), and for the
            years ended August 31, 1994, August 31, 1993,  and August 31, 1992....       49
          Notes to Consolidated Financial Statements..............................    50-59
          Financial Statement Schedule
          II.  Valuation and Qualifying Accounts..................................       60
               All other financial statements and schedules not listed
               have been omitted because they are not applicable, not
               required or because the required information is
               included in the consolidated financial statements or
               notes thereto.

     (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  4.1     Charter (Exhibit 3(a) to the Company's Annual Report on Form 10-K
          dated November 19, 1987)(3).
  4.2     Certificate of Ownership and Merger merging Associated into United(2).
  4.3     Restated Bylaws(1).
  9.1     Voting Trust Agreement, dated as of January 31, 1992, among the
          Company, the stockholders party thereto and Messrs. Sturgess, Hegi,
          Miller, Good and Johnson, as voting trustees(1).
  9.2     First Amendment to Voting Trust Agreement, dated as of March 30, 1995, among the Company, the stockholders party thereto and Messrs.
          Sturgess, Hegi, Miller, Good and Johnson, as voting trustees(1).
 10.1     Credit Agreement, dated as of March 30, 1995, among USSC, the Company, certain Lenders named therein and Chase Bank, as Agent and Lender
          (Exhibit 4.A.1 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1995)(3).
 10.2     Waiver and Amendment No. 1, dated as of April 13, 1995, among USSC, the Company, each of the lenders party thereto and Chase Bank(1).
 10.3     Waiver and Amendment No. 2, dated as of December 21, 1995, among the
          Company, United, each of the lenders party thereto and Chase Bank(4).
 10.4     Assumption Agreement, dated as of March 30, 1995, among USSC, the
          Company and Chase Bank, as agent (included in Exhibit 10.1, Exhibit
          F).
 10.5     Form of Revolving Credit Note, issuable under the Credit Agreement
          (included in Exhibit 10.1, Exhibit A-1).
 10.6     Form of Tranche A Term Loan Note, issuable under the Credit Agreement
          (included in Exhibit 10.1, Exhibit A-2).
 10.7     Form of Tranche B Term Loan Note, issuable under the Credit Agreement
          (included in Exhibit 10.1, Exhibit A-3).
 10.8     Security Agreement, dated as of March 30, 1995, between USSC and Chase
          Bank, as agent (included in Exhibit 10.1, Exhibit C).
 10.9     Form of Indenture of Mortgage, Assignment of Rents, Security Agreement
          and Fixture Filing, dated as of March 30, 1995, by USSC in favor of
          Chase Bank (included in Exhibit 10.1, Exhibit E).
10.10     Registration Rights Agreement, dated as of April 26, 1995, among the
          Company, USSC and the Initial Purchaser(1).
10.11     Purchase Agreement, dated April 26, 1995, among the Company, USSC, and the Initial Purchaser(1).
10.12     Registration Rights Agreement, dated as of January 31, 1992, between the Company and CMIHI (included in Exhibit 10.15, Annex 2).
10.13     Amendment No. 1 to Registration Rights Agreement, dated as of March
          30, 1995, among the Company, CMIHI and certain other holders of Lender
          Warrants(1).
10.14     Amended and Restated Registration Rights Agreement, dated as of March
          30, 1995, among the Company, Wingate Partners, Cumberland, Good
          Capital Co., Inc. and certain other Company stockholders(1).




10.15     Warrant Agreement, dated as of January 31, 1992, among the Company,
          USSC and CMIHI(1).
10.16 Amendment No. 1 to Warrant Agreement, dated as of October 27, 1992, among the Company, USSC, CMIHI and the other parties thereto(1).
10.17 Letter Agreement dated as of February 10, 1995, amending certain provisions of the Warrant Agreement, among the Company, USSC, CMIHI and the other parties thereto(4).
10.18 Amendment No. 2 to Warrant Agreement, dated as of March 30, 1995, among the Company, USSC, CMIHI and the other parties thereto(1).
10.19 Amendment No. 3 to Warrant Agreement, dated as of July 28, 1995, among the Company, USSC, CMIHI and the other parties thereto(4).
10.20     Exhibit intentionally left blank.
10.21 Warrant Agreement, dated as of January 31, 1992, between the Company and Boise Cascade Corporation(1).
10.22 Amendment No. 1 to Warrant Agreement, dated as of March 30, 1995, between the Company and Boise Cascade Corporation(1).
10.23     Indenture, dated as of May 3, 1995, among USSC, the Company and The
          Bank of New York(1).
10.24 First Supplemental Indenture, dated as of July 28, 1995, among USSC, the Company, and the Bank of New York(1).
10.25     Investment Banking Fee and Management Agreements, dated as of January
          31, 1992, among the Company, USSC and each of Wingate Partners,
          Cumberland and Good Capital Co., Inc.(1).
10.26 Amendment No. 1 to Investment Banking Fee and Management Agreements, dated as of March 30, 1995, among USSC, the Company and each of Wingate Partners, Cumberland and Good Capital Co., Inc.(1).
10.27     1992 Management Stock Option Plan, dated as of January 31, 1992(1).
10.28     Amendment No. 1 to 1992 Management Stock Option Plan, dated as of
          March 30, 1995(1).
10.29     Amendment No. 2 to 1992 Management Stock Option Plan, dated as of
          September 27, 1995(4).
10.30 Letter agreements, dated January 31, 1992, between the Company (as successor-in-interest to Associated) and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller, Daniel J. Schleppe, Duane
          J. Ratay and Daniel H. Bushell regarding grants of stock options(1).
10.31 Amendment to Stock Option Grants, dated as of March 30, 1995, between the Company and each of Michael D. Rowsey, Robert W. Eberspacher,
          Lawrence E. Miller, Daniel J. Schleppe, Duane J. Ratay and Daniel H.
          Bushell(1).
10.32 Forms of Stock Option Agreements, dated October 2, 1995, granting options to certain management employees, subject to stockholder approval of Amendment No. 2 to Stock Option Plan(4).
10.33 Forms of Amendments to Stock Option Grants, dated September 29, 1995, between the Company and each of Michael D. Rowsey, Robert W.
          Eberspacher, Lawrence E. Miller, Daniel J. Schleppe and Daniel H.
          Bushell(4).
10.34     Stock Option Agreements, dated as of January 1, 1996, between the
          Company and Thomas W. Sturgess, granting options subject to stockholder approval of Amendment No. 2 to Stock Option Plan(4).
10.35 Executive Stock Purchase Agreements, dated as of January 31, 1992, among the Company, Wingate Partners, ASI Partners, L.P. and each of
          Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller and
          Daniel J. Schleppe(1).
10.36     First Amendments to Executive Stock Purchase Agreements, dated as of
          March 30, 1995, among the Company, Wingate Partners, ASI Partners,
          L.P. and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E.
          Miller and Daniel J. Schleppe(1).
10.37     Executive Bonus Plan (Exhibit 10(a)(i)(F) to the Company's Report on
          Form 10-K dated November 17, 1988)(3).
10.38     Amendment to Executive Bonus Plan adopted February 13, 1995(2).
10.39     Supplemental Benefits Plan as amended and restated as of July 13, 1988
          (Exhibit 10(a)(H)(1) to the Company's Report on Form 10-K dated
          November 17, 1988)(3).
10.40 Management Incentive Plan (Exhibit 10(a)(i)(L) to the Company's Report on Form 10-K dated November 17, 1988)(3).




10.41     Amendment to Management Incentive Plan (Exhibit 10(a)(i)(C)(1) to the
          Company's Report on Form 10-K dated November 23, 1994(3).
10.42     Amendment to Management Incentive Plan adopted February 13, 1995(2).
10.43     Management Incentive Plan for period 4/1/95 through 12/31.95(4).
10.44     Management Incentive Plan for 1996(4).
10.45     Profit Sharing PluSavings Plan (Exhibit 10(a)(i)(F)(2)(f) to the
          Company's Report on Form 10-K dated November 20, 1989(3).
10.46     United Stationers Supply Co. Pension Plan as amended (See the
          Company's Reports on Form 10-K for the fiscal years ended August 31, 1985, 1986, 1987 and 1989(3).
10.47     Amendment to Pension Plan adopted February 10, 1995(2).
10.48     One Time Merger Integration Bonus Plan(4).
10.49     Employment Agreements, dated as of January 31, 1992, among the
          Company, USSC and each of Michael D. Rowsey, Robert W. Eberspacher,
          Lawrence E. Miller, Daniel J. Shleppe, Duane J. Ratay and Daniel H.
          Bushell(1).
10.50     Amended and Restated Employment and Consulting Agreement dated April
          15, 1993 among the Company, USSC and Joel D. Spungin (Exhibit 10(b) to the Company's Report on Form 10-K dated November 22, 1993(3).
10.51     Amendment dated February 13, 1995 to the Amended and Restated
          Employment and Consulting Agreement among the Company, USSC and Joel
          D. Spungin(2).
10.52 Form of Employment and Consulting Agreement among the Company, USSC and certain officers (Exhibit 10(j) to the Company's Report on Form
          10-K dated November 19, 1987(3).
10.53     Amendment dated February 13, 1995 to Employment and Consulting
          Agreement among the Company, USSC and Jerold A. Hecktman(2).
10.54     Amendment dated February 13, 1995 to Employment and Consulting
          Agreement among the Company, USSC and Ted S. Rzeszuto(2).
10.55     Amendment dated February 13, 1995 to Employment and Consulting
          Agreement among the Company, USSC and Otis H. Halleen(2).
10.56     Amendment dated February 13, 1995 to Employment and Consulting
          Agreement among the Company, USSC and Robert H. Cornell(2).
10.57     Amendment dated February 13, 1995 to Employment and Consulting
          Agreement among the Company, USSC and Steven R. Schwarz(2).
10.58     Employment and Consulting Agreement dated March 1, 1990 between the
          Company, USSC and Jeffrey K. Hewson (Exhibit 10(1) to the Company's
          Report on Form 10-K dated November 20, 1990)(3).
10.59 Amendment dated April 10, 1991 of Employment and Consulting Agreement between the Company, USSC and Jeffrey K. Hewson (Exhibit 10(1)(I) to the Company's Report on Form 10-K dated November 25, 1991)(3).
10.60     Amendment dated September 1, 1994 of Hewson Employment and Consulting
          Agreement (Exhibit 10(e)(ii) to the Company's Report on Form 10-K dated November 23, 1994)(3).
10.61     Amendment to Employment and Consulting Agreement dated February 13,
          1995 between the Company, USSC and Jeffrey K. Hewson(2).
10.62 Amendment dated May 25, 1995 to Employment and Consulting Agreement between the Company, USSC and Jeffrey K. Hewson(4).
10.63 Severance Agreement between the Company, USSC and James A. Pribel dated February 13, 1995(2).
10.64     Letter Agreement dated February 13, 1995 between the Company and Ergin
          Uskup(2).
10.65 Amendment dated August 30, 1995 to Employment and Consulting Agreement between the Company, USSC and Steven R. Schwarz(4).
10.66 Amendment dated August 30, 1995 to Employment and Consulting Agreement between the Company, USSC and Ted S. Rzeszuto(4).
10.67     Employment Agreements dated October 1, 1995 between USSC and each of
          Daniel H. Bushell, Michael D. Rowsey, Steven R. Schwarz, Robert H.
          Cornell, Ted S. Rzeszuto, and Al Shaw(4).
10.68     Employment Agreement dated November 1, 1995 between USSC and Otis H.
          Halleen(4).
10.69     Employment Agreement dated as of January 1, 1996 between the Company,
          USSC and Thomas W. Sturgess(4).




10.70     Deferred Compensation Plan.  (Exhibit 10(f) to the Company's Annual
          Report on Form 10-K dated October 6, 1994)(3).
10.71     Consulting Agreement dated October 1,1995 between the Company and
          Jeffrey K. Hewson(4).
10.72 Letter Agreement dated November 29, 1995 granting shares of restricted stock to Joel D. Spungin(4).
10.73     Option Agreement dated November 29, 1995 between the Company and
          Jeffrey K. Hewson(4).
10.74     Lease Agreement dated as of March 4, 1988 between Crow-Alameda Limited
          Partnership and Stationers Distributing Company, Inc., as amended(1).
10.75     Industrial Real Estate Lease, dated as of May 17, 1993, among Majestic
          Realty Co. and Patrician Associates, Inc., as landlord, and United
          Stationers Supply Co., as tenant(1).
10.76     Standard Industrial Lease, dated as of March 15, 1991, between Shelley
          B. and Barbara Detrik and Lynn Edwards Corp.(1).
10.77 Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni and
          Yolanda M. Panattoni, as landlord, and United Stationers Supply Co., as tenant(1).
10.78     Lease dated as of February 1, 1993, between CMD Florida Four Limited
          Partnership and  United Stationers Supply Co., as amended(1).
10.79     Standard Industrial Lease, dated March 2, 1992, between Carol Point
          Builders I and Associated Stationers, Inc.(1).
10.80     Lease, dated March 22, 1973, between National Boulevard Bank of
          Chicago, a trustee under Trust Agreement dated March 15, 1973 and known as Trust No. 4722, and United Supply Co., as amended(1).
10.81 Lease Agreement, dated July 20, 1993, between OTR, acting as the duly authorized nominee of the Board of the State Teachers Retirement
          System of Ohio, and United Stationers Supply Co., as amended(1).
10.82     Lease Agreement, dated as of December 20, 1988, between Corporate
          Property Associates 8, L.P., and Stationers Distributing Company,
          Inc., as amended(1).
10.83     Industrial Lease, dated as of February 22, 1988, between Northtown
          Devco and Stationers Distributing Company, as amended(1).
10.84     Lease, dated as of April 17, 1989, between Isaac Heller and United
          Stationers Supply Co., as amended(1).
10.85     Lease Agreement, dated as of May 10, 1984, between Westbelt Business
          Park Joint Venture and Boise Cascade Corporation, as amended(1).
10.86     Lease, dated as of January 19, 1981, between Propco, Inc. and Crown
          Zellerbach Corporation, as amended(1).
10.87     Lease Agreement, dated as of August 17, 1981, between Gulf United
          Corporation and Crown Zellerbach Corporation, as amended(1).
10.88     Lease Agreement, dated as of March 31, 1978, among Gillich O.
          Traughber and J. T. Cruin, Joint Venturers, and Boise Cascade
          Corporation, as amended(1).
10.89 Lease Agreement, dated November 7, 1988, between Dalware II Associates and Stationers Distributing Company, Inc., as amended(1).
10.90     Lease Agreement, dated November 7, 1988, between Central East Dallas
          Development Limited Partnership and Stationers Distributing Company,
          Inc., as amended(1).
10.91     Lease Agreement, dated as of March 17, 1989, between Special Asset
          Management Company of Texas, Inc., and Stationers Distributing
          Company, Inc., as amended(1).
10.92     Sublease, dated January 9, 1992, between Shadrall Associates and
          Stationers Distributing Company, Inc.(1).
10.93     Industrial Lease, dated as of June 12, 1989, between Stationers
          Distributing Company, Inc. and Dual Asset Fund V, as amended(1).
10.94     Lease Agreement, dated as of July, 1994, between Bettilyon Mortgage
          Loan Company and United Stationers Supply Co.(1).
10.95 Agreement of Lease, dated as of January 5, 1994, between the Estate of James Campbell, deceased, and United Stationers Supply Co.(1).
10.96     Lease Agreement dated January 5, 1996 between Robinson Properties,
          L.P. and USSC(4).
10.97     Real Estate Agreement dated January 9, 1996 between USSC as seller and
          Seid Street, Ltd. as purchaser.*




10.98     Real Estate Agreement dated October 19, 1995 between USSC as seller and Boise Cascade Office Products Corporation as purchaser(4).
10.99     Agreement for Data Processing Services, dated January 31, 1992, between USSC (as successor-in-interest to ASI) and Affiliated Computer
          Services, Inc.(1).
10.100    Amended and Restated First Amendment to Agreement for Data Processing
          Services, dated as of August 29, 1995, between USSC and Affiliated
          Computer Services, Inc.(1).
10.101    Form of Director's Agreement to Cash Out and Cancel Stock Options
          dated February 13, 1995 (Exhibit 10.53 to the Company's Report on Form
          10-K dated June 27, 1995)(3).
10.102    Form of Employee's Agreement to Cash Out and Cancel Stock Options
          dated February 13, 1995 (Exhibit 10.54 to the Company's Report on Form
          10-K dated June 27, 1995)(3).
10.103    US Employee Benefits Trust Agreement dated March 21, 1995 between the
          Company and American National Bank and Trust Company of Chicago as
          Trustee(2).
10.104    USI Bonus Benefits Trust Agreement dated March 21, 1995 between the
          Company and American National Bank and Trust Company of Chicago as
          Trustee(2).
10.105    Certificate of Insurance covering directors' and officers' liability insurance effective November 1, 1994 through November 1, 1995 (Exhibit
          10.57  to the Company's Report on Form 10-K dated June 27, 1995)(3).
10.106    Certificate of Insurance covering directors' and officers' liability insurance effective March 30, 1995 through March 30, 1996 (Exhibit
          10.81 to the Company's Form S-3 (No. 33-62739), as amended)(3).
10.107    Amendment to Medical Plan Document for the Company(2).
10.108    The Company Severance Plan, adopted February 10, 1995(2).
10.109    Securities Purchase Agreement, dated as of July 28, 1995, among the
          Company, Boise Cascade, Wingate Partners, Wingate II, Wingate
          Affiliates, Wingate Affiliates II, ASI Partners III, L.P., the Julie
          Good Mora Grantor Trust and the Laura Good Stathos Grantor Trust(2).
10.110    Amendment dated February 23, 1996 to Option Agreements between the
          Company and Thomas W. Sturgess (amending Exhibit 10.34).*
10.111    Amendment No. 3 to United Stationers Inc. Management Equity Plan,
          dated as of September 27, 1995.*
10.112    Amendment No. 2 dated March 5, 1996 to Stock Option Agreements between the Company and Thomas W. Sturgess.*
10.113    Amendment to Employment Agreement dated March 5, 1996 between the
          Company, USSC and Thomas W. Sturgess.*
   21     Subsidiaries of the Company.*
 23.1     Consent of Ernst & Young LLP, Independent Auditors.*
 23.2     Consent of Arthur Andersen LLP, Independent Public Accountants.*
 23.3     Consent of Arthur Andersen LLP, Independent Public Accountants.*
 24.1     Powers of Attorney of directors and executive officers of the
          Registrant.  (Included on Page II-8 of Registration Statement on Form
          S-2)(4).
   27     Financial Data Schedule (EDGAR filing only)(4).

    *     Filed herewith.
  (1) Incorporated by reference to the Company's Form S-1 (No. 33-59811), as amended, initially filed with the Commission on June 12, 1995.
  (2)     Incorporated by reference to the Company's Schedule 14D-9 dated
          February 21, 1995.
  (3) Incorporated by reference to other prior filings of the Company as indicated.
  (4) Incorporated by reference to the Company's Form S-2 (No. 333-01089) as filed with the Commission on February 20, 1996.


B) No reports on Form 8-K were filed by the Registrant during the last quarter.

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

                                   UNITED STATIONERS INC.

                                   BY:       /s/Ted S. Rzeszuto
                                         --------------------------------------
                                             Ted S. Rzeszuto
                                             Vice President and Controller
                                             (principal accounting officer)
     Dated:  March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                           CAPACITY                        DATE
         ---------                           --------                        ----
     /s/Thomas W. Sturgess       Chairman of the Board of Directors,     March 28, 1996
- ------------------------------   President and Chief Executive Officer
     Thomas W. Sturgess

     /s/Michael D. Rowsey        Executive Vice President                March 28, 1996
- ------------------------------   and a Director
     Michael D. Rowsey

     /s/Daniel H. Bushell        Executive Vice President,               March 28, 1996
- ------------------------------   Chief Financial Officer and
     Daniel H. Bushell           Assistant Secretary

     /s/Ted S. Rzeszuto          Vice President and Controller           March 28, 1996
- ------------------------------
     Ted S. Rzeszuto

     /s/James T. Callier, Jr.    Director                                March 28, 1996
- ------------------------------
     James T. Callier, Jr.


     /s/Daniel J. Good           Director                                March 28, 1996
- ------------------------------
     Daniel J. Good


     /s/Frederick B. Hegi, Jr.   Director                                March 28, 1996
- ------------------------------
     Frederick B. Hegi, Jr.

     /s/Jeffrey K. Hewson        Director                                March 28, 1996
- ------------------------------
     Jeffrey K. Hewson

     /s/James A. Johnson         Director                                March 28, 1996
- ------------------------------
     James A. Johnson

     /s/Gary G. Miller           Director                                March 28, 1996
- ------------------------------
     Gary G. Miller

     /s/Joel D. Spungin          Director                                March 28, 1996
- ------------------------------
     Joel D. Spungin
