Form 10-Q
period 1996-03-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1996-05-13
CIK 355999, 945633

United States
                      Securities and Exchange Commission
                             Washington, DC  20549


                                   FORM 10-Q


(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             or


               Commission file numbers:  United Stationers Inc.:  0-10653
                                      United Stationers Supply Co.:  33-59811



                            UNITED STATIONERS INC.
                         UNITED STATIONERS SUPPLY CO.
            (Exact name of registrant as specified in its charter)


United Stationers Inc.: Delaware        United Stationers Inc.: 36-3141189
United Stationers Supply Co.: Illinois  United Stationers Supply Co.: 36-2431718
 (State or other jurisdiction of          I.R.S. Employer Identification No.)
   incorporation or organization)


                              2200 East Golf Road
                       Des Plaines, Illinois 60016-1267
                                (847) 699-5000
  (Address, including Zip Code and Telephone Number, Including Area Code, of
                                 registrant's
                         principal executive offices)


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


On April 23, 1996, United Stationers Inc. had outstanding 11,446,306 shares of Common Stock, par value $0.10 per share, and 758,994 shares of Nonvoting Common Stock, $0.01 par value per share. On April 23, 1996, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.


                                     INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Important Explanatory Note                                 3


     Independent Accountant's Review Report                     4


     Condensed Consolidated Balance Sheets as of
     March 31, 1996 and December 31, 1995.                      5


     Condensed Consolidated Statements of Operations
     for the Three Months Ended March 31, 1996
     and 1995.                                                  6


     Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1996 and
     1995.                                                      7


     Notes to Condensed Consolidated Financial Statements.      8


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.            13


PART II - OTHER INFORMATION                                    17


SIGNATURE                                                      18


INDEX TO EXHIBITS                                              19











                                      -2-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                          IMPORTANT EXPLANATORY NOTE




This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of United Stationers Inc., a Delaware corporation, and its wholly owned subsidiary, United Stationers Supply Co., an Illinois corporation (collectively, the "Company"). United Stationers Inc. is a holding company with no operations separate from its operating subsidiary, United Stationers Supply Co. No separate financial information for United Stationers Supply Co. has been provided herein because management for the Company believes such information would not be meaningful because (i) United Stationers Supply Co. is the only direct subsidiary of United Stationers Inc., which has no operations other than those of United Stationers Supply Co. and (ii) all assets and liabilities of United Stationers Inc. are recorded on the books of United Stationers Supply Co. There is no material difference between United Stationers Inc. and United Stationers Supply Co. for the disclosure required by the instructions to Form 10-Q and therefore, unless otherwise indicated, the responses set forth herein apply to each of United Stationers Inc. and United Stationers Supply Co.

On March 30, 1995, Associated Holdings, Inc. ("Associated") was merged with United Stationers Inc. Although the Company was the surviving corporation in the merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. The condensed consolidated statements of operations and cash flows reflect the results of the post-Merger Company for the quarter ended March 31, 1996 whereas for the quarter ended March 31, 1995 these statements reflect the results of Associated only. The condensed consolidated balance sheets as of March 31, 1996 and December 31, 1995 are comparable.

























                                      -3-


                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT




The Board of Directors
United Stationers Inc.


We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiary as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Stationers Inc. as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 29, 1996, except for Note 16, as to which the date is March 27, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                             /s/Ernst & Young LLP




Chicago, Illinois
April 19, 1996





                                      -4-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                    ASSETS
                                                (Unaudited)
                                                 March 31,    December 31,
                                                   1996          1995
CURRENT ASSETS
  Cash and cash equivalents                     $   18,109    $   11,660
  Accounts receivable, net                         259,461       265,827
  Inventories                                      391,282       381,618
  Other                                             31,069        30,903
       Total Current Assets                        699,921       690,008

PROPERTY, PLANT AND EQUIPMENT, at cost             226,548       231,095
  Less-Accumulated depreciation
    and amortization                               (35,996)      (31,114)
       Net Property, Plant and Equipment           190,552       199,981

GOODWILL                                            78,149        77,786
ASSETS                                              32,656        33,608

TOTAL ASSETS                                    $1,001,278    $1,001,383


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt
    and capital leases                          $   25,049    $   23,886
  Accounts payable                                 191,770       194,567
  Accrued liabilities                              111,096       116,090
     Total Current Liabilities                     327,915       334,543

DEFERRED INCOME TAXES                               34,039        34,380

LONG-TERM OBLIGATIONS
  Senior Revolver Loan                             198,000       185,000
  Senior Subordinated Notes                        150,000       150,000
  Senior Term Loan - Tranche A                      78,074        88,284
  Senior Term Loan - Tranche B                      67,052        70,869
  Other Long-Term Debt                              32,003        32,045
  Other Long-Term Liabilities                       18,321        18,505

TOTAL LONG-TERM OBLIGATIONS                        543,450       544,703

REDEEMABLE PREFERRED STOCK                          18,469        18,041

REDEEMABLE WARRANTS                                 27,495        39,692

STOCKHOLDERS' EQUITY                                49,910        30,024

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $1,001,278    $1,001,383


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                      -5-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)
                                              FOR THE THREE MONTHS ENDED
                                               March 31,     March 31,
                                                  1996          1995

NET SALES                                       $586,881      $134,997
COST OF GOODS SOLD                               461,124       103,568
     Gross profit                                125,757        31,429

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                    96,335        26,674
     Restructuring charge                             --         9,759

     Total operating expenses                     96,335        36,433

     Income (loss) from operations                29,422        (5,004)

INTEREST EXPENSE, net                             15,171         2,203

     Income (loss) before income taxes
      and extraordinary item                      14,251        (7,207)

INCOME TAXES (BENEFIT)                             6,042        (2,973)

     Income (loss) before extraordinary item       8,209        (4,234)

EXTRAORDINARY ITEM - loss on early retire-
  ment of debt, net of tax benefit ($967)             --        (1,449)

NET INCOME (LOSS)                                  8,209        (5,683)

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                        428           573

     Net income (loss) attributable to
       common stockholders                      $  7,781      $ (6,256)

Net Income (Loss) per common and common
  equivalent share (Primary and Fully Diluted):
     Income (loss) before extraordinary item       $0.51        $(0.72)
     Extraordinary item                               --         (0.22)

     Net income (loss) per common and common
       equivalent share                            $0.51        $(0.94)

Average number of common shares used
  in primary and fully diluted calculation    15,135,257     6,642,286



          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                                      -6-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)

                                                 FOR THE THREE MONTHS ENDED
                                                 March 31,      March 31,
                                                    1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  8,209     $  (5,683)
Depreciation and amortization                         6,569         1,473
Transaction costs and other amortization              1,385         2,416
Changes in operating assets and liabilities          (8,040)        3,881

Net cash provided by operating
 activities                                           8,123         2,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of the Company - net of cash
 acquired of approximately $14,500                       --      (257,259)
Capital expenditures, net                              (956)         (182)
Other                                                  (861)           --

Net cash used in investing activities                (1,817)     (257,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                         --       536,708
Retirements and principal payments of debt          (12,906)     (266,920)
Borrowings under revolver                            13,000        18,100
Financing costs                                          --       (24,873)
Issuance of common stock                                 --        12,000
Other                                                    49          (154)

Net cash provided by financing activities               143       274,861

Net Change in Cash and Cash Equivalents               6,449        19,507

Cash and Cash Equivalents, beginning of period       11,660         2,104

Cash and Cash Equivalents, end of period           $ 18,109     $  21,611

Other Cash Flow Information
  Cash payments during the quarter for:
    Income taxes paid                              $  1,286     $   1,834
    Interest paid                                     8,162         2,050

  Noncash investing and financing activities:
    Common stock issued in exchange for
      services related to financing the
      acquisition of the Company                   $     --     $   2,162



          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                                      -7-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge

On March 30, 1995, Associated Holdings, Inc. ("Associated") purchased 92.5% of the then outstanding shares of the common stock, $0.10 par value ("Common Stock") of United Stationers Inc. ("United") for approximately $266.6 million in the aggregate pursuant to a tender offer (the "Offer"). Immediately thereafter, Associated merged with and into United (the "Merger" and, collectively with the Offer, the "Acquisition"), and Associated Stationers, Inc., ("ASI"), a wholly owned subsidiary of Associated merged with and into United Stationers Supply Co. ("USSC"), a wholly owned subsidiary of United, with United and USSC continuing as the respective surviving corporations. United, as the surviving corporation following the Merger, is referred to herein as the "Company." As a result of share conversions in the Merger, immediately after the Merger, (i) the former holders of common stock and common stock equivalents of Associated owned shares of Common Stock and warrants or options to purchase shares of Common Stock constituting in the aggregate approximately 80% of the shares of Common Stock on a fully diluted basis, and
(ii) holders of pre-Merger United common stock owned in the aggregate approximately 20% of the shares of Common Stock on a fully diluted basis. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

The condensed consolidated statements of operations and cash flows reflect the results of the post-Merger Company for the quarter ended March 31, 1996 whereas for the quarter ended March 31, 1995 these statements reflect the results of Associated only. The condensed consolidated balance sheets as of March 31, 1996 and December 31, 1995 are comparable. All common and common equivalent shares have been adjusted to reflect the 100% stock dividend effective November 9, 1995.

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




                                      -8-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

Summarized unaudited pro forma results of operations for the three months ended March 31, 1995 are presented below. The unaudited pro forma operating data is presented giving effect to the Acquisition as if it had been consummated January 1, 1995 and, therefore, reflects the results of United and Associated on a consolidated basis. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the date indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction and estimated cost savings of $6.5 million pursuant to the Company's consolidation plan.


                                               Pro Forma
                                   Three Months Ended March 31, 1995
                               (dollars in thousands, except share data)

     Net sales                                $585,396
     Net income                                  2,589
     Preferred stock dividends
      issued and accrued                           442
     Net income attributable to
      common stockholders                        2,147
     Net income per common and
      common equivalent share:
          Primary                                 0.16
          Fully diluted                           0.16
     Weighted average number of
      common shares outstanding:
          Primary                           13,788,152
          Fully diluted                     13,797,514


The pro forma income statement adjustments consist of (i) incremental depreciation expense resulting from the write-up of certain fixed assets to fair value, (ii) incremental goodwill amortization, (iii) incremental interest expense due to debt issued, net of debt retired, and (iv) reduction in preferred stock dividends due to the repurchase of the Series B preferred stock.










                                      -9-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

The actual results for the quarter ended March 31, 1995 include compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million). The actual results for the quarter ended March 31, 1995 also include an extraordinary write-off of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to debt retired.

The actual results for the quarter ended March 31, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge includes severance costs totaling $1.8 million. The Company's consolidation plan specifies that 330 distribution, sales and corporate positions, 180 of which relate to pre-Merger Associated, will be eliminated substantially within one year following the Merger. As of March 31, 1996, the Company has completed the termination of approximately 180 Associated employees, with the related termination costs of approximately $1.4 million charged against the reserve. The restructuring charge also includes distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan calls for the closing of eight redundant distribution centers, six of which relate to pre-Merger Associated facilities, and the elimination of overlapping inventory items from the Company's catalogs substantially within the one-year period following the Merger. Estimated distribution center closing costs include (i) the net occupancy costs of leased facilities after they are vacated until expiration of leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Estimated stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition. As of March 31, 1996, five of the six redundant pre-Merger Associated distribution centers have been closed with $1.1 million charged against the reserve and $0.4 million related to stockkeeping unit reduction costs have also been charged against the reserve. As of March 31, 1996, the Company's consolidation plan has been substantially completed. Seven of the eight redundant distribution centers have been closed. The restructuring reserve balance at March 31, 1996 of $6.8 million appears to be adequate to cover the remaining estimated expenditures related to integration and transition costs.











                                     -10-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(2)  Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 1995. Certain prior-year amounts have been reclassified to conform with the current year presentation.

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Other than the restructuring charge, the extraordinary item and the compensation expense relating to employee stock options, these adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented. Certain interim expense and inventory estimates are recognized throughout the fiscal year relating to marginal income tax rates, shrinkage, price changes and product mix. Any appropriate adjustments to reflect actual experience, which historically have been immaterial, will be recognized in the fourth quarter.

The Redeemable Warrants reflected on the Consolidated Balance Sheets are adjusted on an ongoing basis for any exercises to Common Stock, the revaluation to the current market price of the Company's common stock and any dilutive impact such as the issuance of stock options by the Company.

Employee stock options granted under the Company's employee stock option plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes the present non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise price of the employee stock options. Based upon a stock price of $22.50 and options outstanding as of March 31, 1996, the Company would recognize a nonrecurring noncash charge and related tax effect of $31.1 million in compensation expense ($18.7 million net of tax benefit of $12.4 million), if a Vesting Event were to occur. Each $1.00 change in the Common Stock price will result in an adjustment to such compensation expense of approximately $2.6 million ($1.6 million net of tax effect of $1.0 million).






                                     -11-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(3)  Review

Ernst & Young LLP, independent public accountants, have reviewed the condensed consolidated balance sheet of the Company as of March 31, 1996 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. Since they did not perform an audit, they express no opinion on these statements. They have previously audited the consolidated balance sheet of the Company as of December 31, 1995 from which the condensed consolidated balance sheet as of that date has been derived. The Independent Accountant's Review Report has been included in this filing.


(4)  Net Income (Loss) Per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is based on net income
(loss) after preferred stock dividend requirements. Net income (loss) per common and common equivalent share in the first quarter of 1996 and 1995 on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents. For the three months ended March 31, 1995, the stock options and warrants were excluded from the calculation of net loss per common and common equivalent share as they would have been anti-dilutive. The number of common and common equivalent shares before the Merger have been adjusted to reflect the post-Merger capital structure. In addition, the number of common and common equivalent shares have been adjusted for the 100% common stock dividend effective November 9, 1995.























                                     -12-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




First Quarter Ended March 31, 1996 Compared to the
First Quarter Ended March 31, 1995

Net Sales. Net sales were $587 million in the first quarter of 1996 compared to $135 million in the first quarter of 1995. This increase is primarily the result of the Merger.


Gross Profit. Gross profit as a percent of net sales declined to 21.4% in the first quarter of 1996 from 23.3% in the comparable period of 1995. The lower margin rate reflects a shift in product mix. In addition, gross profit was adversely affected by higher sales, as a percentage of total revenues, of computer-related products which typically carry lower gross profit margins.


Operating Expenses. Operating expenses as a percent of net sales declined to 16.4% in the first quarter of 1996 from 27.0% in the first quarter of 1995. Actual results for the three months ended March 31, 1995 included the impact of a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and Merger-related compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million). Operating expenses before the restructuring charge were 19.8% of net sales in the first quarter of 1995. The reduction in operating expenses as a percent of net sales before the restructuring charge is primarily due to increased operating efficiencies and improved productivity.


Income (Loss) From Operations. Income (loss) from operations as a percent of net sales was 5.0% in the first quarter of 1996 compared with a negative 3.7% in the first quarter of 1995 (a positive 3.5% before the restructuring charge).


Interest Expense. Interest expense as a percent of net sales was 2.6% in the first quarter of 1996 compared with 1.6% in the comparable period in 1995. The increase reflects additional debt required to consummate the Acquisition and Merger and higher interest rates in 1996.












                                     -13-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




First Quarter Ended March 31, 1996 Compared to the
First Quarter Ended March 31, 1995 (Continued)

Income (Loss) Before Income Taxes and Extraordinary Item. Income (loss) before income taxes and extraordinary item as a percent of net sales was 2.4% in the first quarter of 1996 compared with a negative 5.3% in the first quarter of 1995. Net income before preferred stock dividends was $8.2 million in the first quarter of 1996 compared to a net loss before extraordinary item and preferred stock dividends of $4.2 million (net income of $1.5 million before the restructuring charge) in the first quarter of 1995. The net income (loss) attributable to common stockholders was a positive $7.8 million in the first quarter of 1996 compared to a negative $6.3 million (net loss of $0.5 million before the restructuring charge) in the first quarter of 1995. An extraordinary item, the loss on early retirement of debt related to the Merger of $2.4 million ($1.4 million net of tax benefit of $1.0 million), was recognized in the first quarter of 1995.



Historical First Quarter Ended March 31, 1996 Compared to Pro Forma First Quarter Ended March 31, 1995

Net Sales. Net sales were $587 million in the first quarter of 1996 compared to $585 million in the first quarter of 1995. Sales in the first quarter of 1996 were affected by a loss of certain customers and unit sales to competition following the merger integration, severe weather and curtailment of federal government activities during January 1996.


Net Income. Net income was $8.2 million in the first quarter of 1996 compared to $2.6 million in the first quarter of 1995. The increase in net income was primarily due to a reduction in operating expenses as a percent to net sales partially offset by a lower gross margin rate.


















                                     -14-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

As of December 31, 1995, the credit facilities under the Credit Agreement (the "Credit Facilities") consisted of $181.9 million of term loan borrowings (the "Term Loan Facilities"), up to $325.0 million of revolving loan borrowings under the Revolving Credit Facility. In addition, the Company has $150.0 million of 12 3/4% Senior Subordinated Notes due 2005.

The Term Loan Facilities consist of a $110.1 million Tranche A term loan facility (the "Tranche A Facility") and a $71.8 million Tranche B term loan facility (the "Tranche B Facility"). Amounts outstanding under the Tranche A Facility are required to be repaid in 20 consecutive installments, the first four of which (each in the aggregate principal amount of $3.63 million) were due and paid on the last day of each of the first four calendar quarters which commenced with the quarter ended June 30, 1995. Subsequent quarterly payments under the Tranche A Facility are each in the aggregate principal amount of $5.74 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1996 and $6.89 million for each of the eight consecutive calendar quarters commencing with the quarter ending June 30, 1998. On March 29, 1996 a principal payment of $5.39 million under the Tranche A Facility was paid from excess cash flow at December 31, 1995. Amounts outstanding under the Tranche B Facility are required to be repaid in 28 consecutive quarterly installments, the first twenty of which (in the aggregate principal amount of $0.23 million each) are due on the last day of each of the first twenty calendar quarters which commenced with the quarter ended June 30, 1995. The remaining eight installments in the aggregate principal amount of $8.04 million each will be due on the last day of each calendar quarter commencing with the quarter ending June 30, 2000. On March 29, 1996 a principal payment of $3.62 million under the Tranche B Facility was paid from excess cash flow at December 31, 1995. The final installments under the Tranche A Facility and the Tranche B Facility will be payable on March 31, 2000 and March 31, 2002, respectively.

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined); plus 50% of Eligible Inventory (as defined) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined). The Revolving Credit Facility provides that, for each fiscal year commencing January 1, 1996, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $200.0 million. The Revolving Credit Facility matures on March 31, 2000. As of March 31, 1996, $75.1 million remained available for borrowing under the Revolving Credit Facility.






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

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of March 31, 1996, the Company was in compliance with all covenants contained in the Credit Agreement.

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




















                                     -16-
                     UNITED STATIONERS INC. AND SUBSIDIARY

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



































                                     -17-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED STATIONERS INC.
                                            (Registrant)






Date:    May 10, 1996          /s/Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer




































                                     -18-
                     UNITED STATIONERS INC. AND SUBSIDIARY

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