Form 10-Q
period 1996-06-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1996-08-08
CIK 355999, 945633

United States
                      Securities and Exchange Commission
                             Washington, DC  20549


                                   FORM 10-Q


(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1996

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


On July 15, 1996, United Stationers Inc. had outstanding 11,446,306 shares of Common Stock, par value $0.10 per share, and 758,994 shares of Nonvoting Common Stock, $0.01 par value per share. On July 15, 1996, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                                     INDEX






                                                              PAGE
                                                             NUMBER

PART I - FINANCIAL INFORMATION


     Important Explanatory Note                                 3


     Independent Accountant's Review Report                     4


     Condensed Consolidated Balance Sheets as of
     June 30, 1996 and December 31, 1995                        5


     Condensed Consolidated Statements of Operations
     for the Three Months Ended June 30, 1996
     and 1995 and the Six Months Ended
     June 30, 1996 and 1995                                     6


     Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1996 and 1995            8


     Notes to Condensed Consolidated Financial Statements       9


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations             14


PART II - OTHER INFORMATION                                    19


SIGNATURE                                                      20


INDEX TO EXHIBITS                                              21











                                      -2-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                        PART 1 - FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS



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

On March 30, 1995, Associated Holdings, Inc. ("Associated") was merged with United Stationers Inc. ("United"). Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. The condensed consolidated statements of operations and cash flows reflect the results of the post-Merger Company for the quarter and six-months ended June 30, 1996 and the quarter ended June 30, 1995 whereas for the six-months ended June 30, 1995 these statements reflect the results of Associated only for the first quarter and the results of the post-Merger Company for the second quarter. The condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995 are comparable.















                                      -3-




                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiary as of June 30, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




                             /s/Ernst & Young LLP




Chicago, Illinois
July 19, 1996

                                      -4-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                    ASSETS
                                                (Unaudited)    (Audited)
                                                 June 30,     December 31,
                                                   1996          1995
CURRENT ASSETS
  Cash and cash equivalents                       $ 11,081    $   11,660
  Accounts receivable, net                         238,792       265,827
  Inventories                                      360,678       381,618
  Other                                             32,325        30,903
       Total Current Assets                        642,876       690,008

PROPERTY, PLANT AND EQUIPMENT, at cost             226,537       231,095
  Less-Accumulated depreciation
    and amortization                               (41,219)      (31,114)
       Net Property, Plant and Equipment           185,318       199,981

GOODWILL                                            77,592        77,786
OTHER                                               30,867        33,608

TOTAL ASSETS                                      $936,653    $1,001,383

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term
    debt and capital leases                       $ 25,073    $   23,886
  Accounts payable                                 183,317       194,567
  Accrued liabilities                              103,540       116,090
     Total Current Liabilities                     311,930       334,543

DEFERRED INCOME TAXES                               33,622        34,380

LONG-TERM OBLIGATIONS
  Senior revolver loan                             151,000       185,000
  Senior subordinated notes                        150,000       150,000
  Senior term loan - Tranche A                      72,333        88,284
  Senior term loan - Tranche B                      66,822        70,869
  Other long-term debt                              31,959        32,045
  Other long-term liabilities                       17,925        18,505

TOTAL LONG-TERM OBLIGATIONS                        490,039       544,703

REDEEMABLE PREFERRED STOCK                          18,903        18,041

REDEEMABLE WARRANTS                                 29,949        39,692

STOCKHOLDERS' EQUITY                                52,210        30,024

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $936,653    $1,001,383


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                      -5-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)



                                              FOR THE THREE MONTHS ENDED
                                                June 30,      June 30,
                                                  1996          1995

NET SALES                                       $535,690      $529,429
COST OF GOODS SOLD                               425,625       414,958
     Gross profit                                110,065       114,471

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                    86,446        96,592

     Income from operations                       23,619        17,879

INTEREST EXPENSE, net                             14,470        15,340

     Income before income taxes                    9,149         2,539

INCOME TAXES                                       3,876         1,015

NET INCOME                                         5,273         1,524

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                        434           583

     Net income attributable to
       common stockholders                      $  4,839      $    941

Net Income per common and common
  equivalent share (Primary and Fully Diluted)     $0.32         $0.07

Average number of common shares used
  in primary calculation                      14,950,953    13,839,632

Average number of common shares used
  in fully diluted calculation                15,083,015    13,839,632





          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.








                                      -6-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands of dollars, except share data)
                                  (Unaudited)
                                              FOR THE SIX MONTHS ENDED
                                                June 30,      June 30,
                                                  1996          1995

NET SALES                                     $1,122,571      $664,426
COST OF GOODS SOLD                               886,749       518,526
     Gross profit                                235,822       145,900

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                   182,781       123,266
     Restructuring charge                             --         9,759

     Total operating expenses                    182,781       133,025

     Income from operations                       53,041        12,875

INTEREST EXPENSE, net                             29,641        17,543
     Income (loss) before income taxes
       and extraordinary item                     23,400        (4,668)

INCOME TAXES (BENEFIT)                             9,918        (1,959)

     Income (loss) before extraordinary item      13,482        (2,709)

EXTRAORDINARY ITEM - loss on early retire-
  ment of debt, net of taxes ($967)                   --        (1,449)

NET INCOME (LOSS)                                 13,482        (4,158)

PREFERRED STOCK DIVIDENDS ISSUED AND ACCRUED         862         1,156

     Net income (loss) attributable to
       common stockholders                    $   12,620      $ (5,314)

Net income (loss) per common and common
  equivalent share:
    Primary:
     Income (loss) before extraordinary item       $0.84        $(0.41)
     Extraordinary item                               --         (0.16)
       Net income (loss) per common and
         common equivalent share                   $0.84        $(0.57)

     Average number of common shares          15,045,505     9,353,774

    Fully Diluted:
     Income (loss) before extraordinary item       $0.83        $(0.41)
     Extraordinary item                               --         (0.16)
       Net income (loss) per common and
         common equivalent share                   $0.83        $(0.57)

     Average number of common shares          15,116,942     9,353,774

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                                      -7-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)
                                                 FOR THE SIX MONTHS ENDED
                                                 June 30,       June 30,
                                                   1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ 13,482        $  (4,158)
Depreciation and amortization                     13,190            9,491
Transaction costs and other amortization           2,746            3,629
Changes in operating assets and liabilities       21,188           40,159

Net cash provided by operating
 activities                                       50,606           49,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of the Company - net of cash
 acquired of approximately $14,500                    --         (258,274)
Capital expenditures                              (2,533)          (1,600)
Proceeds from disposition of property,
 plant and equipment                               5,034               41
Other                                               (861)              --

Net cash provided by (used in) investing
 activities                                        1,640         (259,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                      --          686,789
Retirements and principal payments of debt       (18,897)        (398,903)
Net repayments under revolver                    (34,000)         (52,900)
Financing costs                                       --          (25,288)
Issuance of common stock                              --           12,000
Other                                                 72             (321)

Net cash (used in) provided by financing
 activities                                      (52,825)         221,377

Net Change in Cash and Cash Equivalents             (579)          10,665

Cash and Cash Equivalents, beginning of period    11,660            1,849

Cash and Cash Equivalents, end of period        $ 11,081        $  12,514

Other Cash Flow Information
  Cash payments during the six-month period for:
    Income taxes paid                           $ 10,222        $   3,824
    Interest paid                                 28,079           11,571

  Noncash investing and financing activities:
    Common stock issued in exchange for
      services related to financing the
      acquisition of the Company                      --        $   4,568


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

The condensed consolidated statements of operations for the quarter ended June 30, 1996 and 1995 reflect the results of the post-Merger Company. The condensed consolidated statements of operations and cash flows for the six months ended June 30, 1996 reflect the results of the post-Merger Company whereas for the six months ended June 30, 1995 these statements reflect the results of Associated only for the first quarter and the results of the post-Merger Company for the second quarter. The condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995 are comparable. All common and common equivalent shares have been adjusted to reflect the 100% stock dividend effective November 9, 1995.

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

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

Summarized unaudited pro forma results of operations for the six months ended June 30, 1995 are presented below. The unaudited pro forma operating data is presented giving effect to the Acquisition as if it had been consummated January 1, 1995 and, therefore, reflects the results of United and Associated on a consolidated basis. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the date indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction and estimated cost savings of $6.5 million pursuant to the Company's consolidation plan.


                                               Pro Forma
                                      Six Months Ended June 30, 1995
                               (dollars in thousands, except share data)

     Net sales                                $1,114,825
     Net income                                    4,113
     Preferred stock dividends
      issued and accrued                             824
     Net income attributable to
      common stockholders                          3,289
     Net income per common and
      common equivalent share:
          Primary                                   0.24
          Fully diluted                             0.24
     Weighted average number of
      common shares outstanding:
          Primary                             13,788,152
          Fully diluted                       13,797,514


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









                                     -10-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

The actual results for the six months ended June 30, 1995 include compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million) as a result of the Acquisition and Merger. The actual results for the six months ended June 30, 1995 also include an extraordinary write-off of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to debt retired.

The actual results for the six months ended June 30, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge included severance costs totaling $1.8 million. The Company's consolidation plan specified that 330 distribution, sales and corporate positions, 180 of which related to pre-Merger Associated, were to be eliminated substantially within one year following the Merger. The Company has achieved its target, with the related termination costs of approximately $1.6 million charged against the reserve. The restructuring charge also included distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan called for the closing of eight redundant distribution centers, six of which relate to pre-Merger Associated facilities, and the elimination of overlapping inventory items from the Company's catalogs substantially within the one-year period following the Merger. Estimated distribution center closing costs include (i) the net occupancy costs of leased facilities after they are vacated until expiration of leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Estimated stockkeeping unit reduction costs included losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition. As of June 30, 1996, five of the six redundant pre-Merger Associated distribution centers have been closed with $2.7 million charged against the reserve and $0.9 million related to stockkeeping unit reduction costs have also been charged against the reserve. As of June 30, 1996, the Company's consolidation plan has been substantially completed. Seven of the eight redundant distribution centers have been closed. The restructuring reserve balance at June 30, 1996 of $4.5 million appears to be adequate to cover the remaining estimated expenditures related to integration and transition costs.










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

Employee stock options granted under the Company's employee stock option plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes certain non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise price of the employee stock options. Based upon a stock price of $24.50 and options outstanding as of June 30, 1996, the Company would recognize a nonrecurring noncash charge of $34.5 million in compensation expense ($20.7 million net of tax benefit of $13.8 million), if a Vesting Event were to occur. Each $1.00 change in the Common Stock price will result in an adjustment to such compensation expense of approximately $2.5 million ($1.5 million net of tax effect of $1.0 million).






                                     -12-
                     UNITED STATIONERS INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(3)  Review

Ernst & Young LLP, independent public accountants, have reviewed the condensed consolidated balance sheet of the Company as of June 30, 1996 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and statements of cash flows for the six-month periods ended June 30, 1996 and 1995. Since they did not perform an audit, they express no opinion on these statements. They have previously audited the consolidated balance sheet of the Company as of December 31, 1995 from which the condensed consolidated balance sheet as of that date has been derived. The Independent Accountant's Review Report has been included in this filing.


(4)  Net Income (Loss) Per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is based on net income
(loss) after preferred stock dividend requirements. Net income (loss) per common and common equivalent share in the second quarter of 1996 and 1995 and the six months ended June 30, 1996 on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents. For the six months ended June 30, 1995, stock options and warrants were excluded from the calculation of net loss per common and common equivalent share as they would have been anti-dilutive. The number of common and common equivalent shares before the Merger have been adjusted to reflect the post-Merger capital structure. In addition, the number of common and common equivalent shares have been adjusted for the 100% common stock dividend effective November 9, 1995.




















                                     -13-
                     UNITED STATIONERS INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter Ended June 30, 1996 Compared with the
Second Quarter Ended June 30, 1995

Net Sales. Net sales were $535.7 million in the second quarter of 1996, a 1.2% increase over net sales of $529.4 million in the second quarter of 1995.


Gross Profit. Gross profit as a percent of net sales declined to 20.5% in the second quarter of 1996 from 21.6% in the comparable period of 1995. The lower margin rate reflects a decline in the rate of inflation across our product mix and continuing consolidation of our customer base.

Consolidation continues throughout all levels of the office products industry. Consolidation of commercial dealers and contract stationers has enabled these dealers to qualify for higher rebates and allowances. Continuing consolidation of the Company's customer base may result in adverse additional pressure on the Company's gross margins in the future.


Operating Expenses. Operating expenses as a percent of net sales declined to 16.1% in the second quarter of 1996 from 18.2% in the second quarter of 1995. The reduction in operating expenses as a percent of net sales is primarily due to the realization of Merger-related savings and improved productivity.


Income From Operations. Income from operations as a percent of net sales was 4.4% in the second quarter of 1996, compared with 3.4% in the second quarter of 1995.


Interest Expense. Interest expense as a percent of net sales was 2.7% in the second quarter of 1996, compared with 2.9% in the comparable period in 1995.


Income Before Income Taxes. Income before income taxes as a percent of net sales was 1.7% in the second quarter of 1996 compared with 0.5% in the second quarter of 1995. Net income before preferred stock dividends was $5.3 million in the second quarter of 1996 compared with $1.5 million in the second quarter of 1995. Net income attributable to common stockholders was $4.8 million in the second quarter of 1996 compared with $0.9 million in the second quarter of 1995.








                                     -14-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Six Months Ended June 30, 1996 Compared with the
Six Months Ended June 30, 1995

Net Sales. Net sales were $1,122.6 million in the first six months of 1996 compared with $664.4 million in the first six months of 1995. This increase is primarily the result of the Merger.


Gross Profit. Gross profit as a percent of net sales declined to 21.0% in the first six months of 1996 from 22.0% in the comparable period of 1995. The lower margin rate reflects a decline in the rate of inflation across our product mix and continuing consolidation of our customer base.

Consolidation continues throughout all levels of the office products industry. Consolidation of commercial dealers and contract stationers has enabled these dealers to qualify for higher rebates and allowances. Continuing consolidation of the Company's customer base may result in adverse additional pressure on the Company's gross margins in the future.


Operating Expenses. Operating expenses as a percent of net sales declined to 16.3% in the first six months of 1996 from 20.0% in the first six months of 1995. Actual results for the six months ended June 30, 1995 included the impact of a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and Merger-related compensation expense relating to an increase in the value of employee stock options of approximately $1.5 milion ($0.9 million net of tax benefit of $0.6 million). Operating expenses before the restructuring charge were 18.6% of net sales in the first six months of 1995. The reduction in operating expenses as a percent of net sales is primarily due to the realization of Merger-related savings and improved productivity.


Income From Operations. Income from operations as a percent of net sales was 4.7% in the first six months of 1996, compared with 2.0% in the first six months of 1995 (3.4% before the restructuring charge).


Interest Expense. Interest expense as a percent of net sales was 2.6% in the first six months of 1996, compared with 2.6% in the comparable period in 1995.











                                     -15-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Six Months Ended June 30, 1996 Compared with the
Six Months Ended June 30, 1995 (Continued)

Income (Loss) Before Income Taxes and Extraordinary Item. Income (loss) before income taxes and extraordinary item as a percent of net sales was 2.1% in the first six months of 1996 compared with a negative 0.6% in the first six months of 1995. Net income before preferred stock dividends was $13.5 million in the first six months of 1996 compared to a net loss before extraordinary item and preferred stock dividends of $2.7 million (net income of $3.2 million before the restructuring charge) in the first six months of 1995. The net income
(loss) attributable to common stockholders was income of $12.6 million in the first six months of 1996 compared with a loss of $5.3 million (net loss of $0.6 million before the restructuring charge) in the first six months of 1995. An extraordinary item, the loss on early retirement of debt related to the Merger of $2.4 million ($1.4 million net of tax benefit of $1.0 million), was recognized in the first quarter of 1995.



Historical Six Months Ended June 30, 1996 Compared with Pro Forma Six Months Ended June 30, 1995

Net Sales. Net sales were $1,123 million in the first six months of 1996, compared with $1,115 million in the first six months of 1995.


Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $12.6 million in the first six months of 1996 compared with $3.3 million in the first six months of 1995. The increase in net income was primarily due to a reduction in operating expenses as a percent to net sales partially offset by a lower gross margin rate.




















                                     -16-
                     UNITED STATIONERS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Liquidity and Capital Resources

As of December 31, 1995, the credit facilities under the Credit Agreement (the "Credit Facilities") consisted of $181.9 million of term loan borrowings (the "Term Loan Facilities"), and up to $325.0 million of revolving loan borrowings under the Revolving Credit Facility. In addition, the Company has $150.0 million of 12 3/4% Senior Subordinated Notes due 2005.

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

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined); plus 50% of Eligible Inventory (as defined) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined). The Revolving Credit Facility provides that, for each fiscal year commencing January 1, 1996, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $200.0 million. The Revolving Credit Facility matures on March 31, 2000. As of June 30, 1996, $118.2 million remained available for borrowing under the Revolving Credit Facility.




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

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of June 30, 1996, the Company was in compliance with all covenants contained in the Credit Agreement.

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





















                                     -18-
                     UNITED STATIONERS INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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




                                       UNITED STATIONERS INC.
                                    UNITED STATIONERS SUPPLY CO.
                                            (Registrant)






Date:    August  8, 1996       /s/Daniel H. Bushell
                               Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer

































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