Form 10-Q
period 1996-09-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1996-10-28
CIK 355999, 945633

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC   20549

                               FORM 10-Q



(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended September 30, 1996

                                  OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

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


2200 East Golf Road, Des Plaines, Illinois           60016-1267
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (847) 699-5000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              United Stationers Inc.:        Yes ( X ) No  (   )
              United Stationers Supply Co.:  Yes (   ) No  ( X )


On October 28, 1996, United Stationers Inc. had outstanding 11,446,306 shares of Common Stock, par value $0.10 per share, and 758,994 shares of Nonvoting Common Stock, $0.01 par value per share. On October 31, 1996, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                 UNITED STATIONERS INC. AND SUBSIDIARY

          Form 10-Q For The Quarter Ended September 30, 1996





                                 INDEX



     PART I - FINANCIAL INFORMATION                          PAGE


       Important Explanatory Note                               3


       Independent Accountant's Review Report                   4


       Condensed Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995.             5


       Condensed Consolidated Statements of Operations
          for the Three Months Ended September 30, 1996
          and 1995, and the Nine Months Ended
          September 30, 1996 and 1995.                          6


       Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1996
          and 1995.                                             8


       Notes to Condensed Consolidated Financial Statements.    9


       Management's Discussion and Analysis of
          Financial Condition and Results of Operations.       14


     PART II - OTHER INFORMATION                               19


     SIGNATURE                                                 20


     INDEX TO EXHIBITS                                         21

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

On March 30, 1995, Associated Holdings, Inc. ("Associated") was merged with United Stationers Inc. ("United"). Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. The condensed consolidated statements of operations and cash flows reflect the results of the post-Merger Company for the quarter and nine-months ended September 30, 1996 and the quarter ended September 30, 1995 whereas for the nine-months ended September 30, 1995 these statements reflect the results of Associated only for the first quarter and the results of the post-Merger Company for the second and third quarters. The condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995 are comparable.

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiary as of September 30, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




Chicago, Illinois
October 18, 1996

                   UNITED STATIONERS INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                  ASSETS
                                               (Unaudited)      (Audited)
                                              September 30,    December 31,
                                                   1996             1995
CURRENT ASSETS:
 Cash and cash equivalents                    $    13,584    $     11,660
 Accounts receivable, net                         279,822         265,827
 Inventories                                      384,958         381,618
 Other                                             37,977          30,903
       Total Current Assets                       716,341         690,008

PROPERTY, PLANT AND EQUIPMENT, at cost            219,802         231,095
  Less-Accumulated depreciation and amortization  (44,833)        (31,114)
       Net Property, Plant and Equipment          174,969         199,981

GOODWILL                                           77,070          77,786
OTHER                                              29,693          33,608

TOTAL ASSETS                                   $  998,073      $1,001,383

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term
   debt and capital leases                    $    25,098    $     23,886
 Accounts payable                                 243,916         194,567
 Accrued liabilities                              120,764         116,090
      Total Current Liabilities                   389,778         334,543

DEFERRED INCOME TAXES                              34,672          34,380

LONG-TERM OBLIGATIONS:
 Senior revolver loan                             131,000         185,000
 Senior subordinated notes                        150,000         150,000
 Senior term loan - Tranche A                      66,592          88,284
 Senior term loan - Tranche B                      66,592          70,869
 Other long-term debt                              31,915          32,045
 Other long-term liabilities                       17,761          18,505

TOTAL LONG-TERM OBLIGATIONS                       463,860         544,703

REDEEMABLE PREFERRED STOCK                         19,337          18,041

REDEEMABLE WARRANTS                                25,653          39,692

STOCKHOLDERS' EQUITY                               64,773          30,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 998,073      $1,001,383

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   UNITED STATIONERS INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands of dollars, except share data)
                                (Unaudited)
                                             FOR THE THREE MONTHS ENDED
                                             September 30,  September 30,
                                                  1996           1995

NET SALES                                        $576,254       $537,624
COST OF GOODS SOLD                                455,840        421,000
     Gross profit                                 120,414        116,624

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                     91,594         95,103


     Income from operations                        28,820         21,521

INTEREST EXPENSE, net                              13,576         14,070

     Income before income taxes                    15,244          7,451

INCOME TAXES                                        6,463          3,278

NET INCOME                                          8,781          4,173

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                         434            421

     Net income attributable to
       common stockholders                     $    8,347     $    3,752

Net income per common and common
  equivalent share  - Primary and
  Fully Diluted                                     $0.56          $0.27

Average number of common shares - Primary        14,828,274     13,896,213

Average number of common shares - Fully Diluted  14,842,094     13,911,647







        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   UNITED STATIONERS INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands of dollars, except share data)
                                (Unaudited)
                                                FOR THE NINE MONTHS ENDED
                                                September 30, September 30,
                                                    1996          1995

NET SALES                                        $1,698,825    $1,202,050
COST OF GOODS SOLD                                1,342,589       939,526
     Gross profit                                   356,236       262,524

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                      274,375       218,369
     Restructuring charge                              -            9,759

     Total operating expenses                       274,375       228,128

     Income from operations                          81,861        34,396

INTEREST EXPENSE, net                                43,217        31,613

     Income before income taxes
       and extraordinary item                        38,644         2,783

INCOME TAXES                                         16,381         1,319

     Income before extraordinary item                22,263         1,464

EXTRAORDINARY ITEM - loss on early retire-
  ment of debt, net of taxes ($967)                     -          (1,449)

NET INCOME                                           22,263            15

PREFERRED STOCK DIVIDENDS ISSUED AND ACCRUED          1,296         1,577

     Net income (loss) attributable to
       common stockholders                      $    20,967   $    (1,562)

Net income (loss) per common and common
  equivalent share - Primary and Fully Diluted:
  Income (loss) before extraordinary item             $1.40        $(0.01)
     Extraordinary item                                 -           (0.14)
       Net income (loss) per common and
         common equivalent share                      $1.40        $(0.15)

    Average number of common shares - Primary       14,975,633   10,265,975

    Average number of common shares - Fully Diluted 14,975,880   10,265,975


        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                    -7-
                   UNITED STATIONERS INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)
                                                 FOR THE NINE MONTHS ENDED
                                                September 30,  September 30,
                                                   1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $    22,263  $        15
Depreciation and amortization                         19,528       16,982
Transaction costs and other amortization               4,096        4,909
Changes in operating assets and liabilities           29,544       82,300

Net cash provided by operating activities             75,431      104,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of the Company - net of cash
 acquired of approximately $14,500                       -       (258,274)
Capital expenditures                                  (4,607)      (5,998)
Proceeds from disposition of property,
 plant and equipment                                  10,784           49
Other                                                   (861)         -

Net cash provided by (used in) investing activities    5,316     (264,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                          -       686,854
Retirements and payments of debt                     (24,887)    (408,439)
Net repayments under revolver                        (54,000)     (88,608)
Financing costs                                           -       (25,290)
Issuance of common stock                                  -        12,006
Retirement of Class B Preferred Stock                     -        (7,000)
Cash dividend (Class C Preferred Stock)                   -          (252)
Other                                                     64         (491)

Net cash (used in) provided by financing activities  (78,823)     168,780

Net Change in Cash and Cash Equivalents                1,924        8,763
Cash and Cash Equivalents, beginning of period        11,660        1,849

Cash and Cash Equivalents, end of period           $  13,584  $    10,612

Other Cash Flow Information
  Cash payments during the nine month period for:
    Income taxes paid                              $  11,735  $     7,572
    Interest paid                                     35,649       20,049

  Noncash investing and financing activities:
    Common stock issued in exchange for
      services related to financing the
      acquisition of the Company                   $    -     $    4,600

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

The condensed consolidated statements of operations for the quarter ended September 30, 1996 and 1995 reflect the results of the post-Merger Company. The condensed consolidated statements of operations and cash flows for the nine months ended September 30, 1996 reflect the results of the post-Merger Company whereas for the nine months ended September 30, 1995 these statements reflect the results of Associated only for the first quarter and the results of the post-Merger Company for the second and third quarters. The condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995 are comparable. All common and common equivalent shares have been adjusted to reflect the 100% stock dividend effective November 9, 1995.

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

                   UNITED STATIONERS INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

Summarized unaudited pro forma results of operations for the nine months ended September 30, 1995 are presented below. The unaudited pro forma operating data is presented giving effect to the Acquisition as if it had been consummated January 1, 1995 and, therefore, reflects the results of United and Associated on a consolidated basis. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the date indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction and exclude estimated cost savings of $19.5 million pursuant to the Company's consolidation plan.


                                               Pro Forma
                                  Nine Months Ended September 30, 1995
                               (dollars in thousands, except share data)

     Net sales                                  $1,652,449
     Net income                                      8,285
     Preferred stock dividends
      issued and accrued                             1,245
     Net income attributable to
      common stockholders                            7,040
     Net income per common and
      common equivalent share:
          Primary                                    $0.51
          Fully diluted                              $0.51
     Weighted average number of
      common shares outstanding:
          Primary                               13,863,617
          Fully diluted                         13,892,740


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

                   UNITED STATIONERS INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




(1)  Business Combination and Restructuring Charge (Continued)

The actual results for the nine months ended September 30, 1995 include compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million) as a result of the Acquisition and Merger. The actual results for the nine months ended September 30, 1995 also include an extraordinary write-off of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to debt retired.

The actual results for the nine months ended September 30, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge included severance costs totaling $1.8 million. The Company's consolidation plan specified that 330 distribution, sales and corporate positions, 180 of which related to pre-Merger Associated, were to be eliminated substantially within one year following the Merger. The Company has achieved its target, with the related termination costs of approximately $1.7 million charged against the reserve. The restructuring charge also included distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan called for the closing of eight redundant distribution centers, six of which relate to pre-Merger Associated facilities, and the elimination of overlapping inventory items from the Company's catalogs substantially within the one-year period following the Merger. Estimated distribution center closing costs include
(i) the net occupancy costs of leased facilities after they are vacated until expiration of leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Estimated stockkeeping unit reduction costs included losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition. As of September 30, 1996, five of the six redundant pre-Merger Associated distribution centers have been closed with $3.7 million charged against the reserve and $2.1 million related to stockkeeping unit reduction costs have also been charged against the reserve. As of September 30, 1996, the Company's consolidation plan has been substantially completed. Seven of the eight redundant distribution centers have been closed. The restructuring reserve balance at September 30, 1996 of $2.3 million appears to be adequate to cover the remaining estimated expenditures related to integration and transition costs.

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

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Other than the restructuring charge, the extraordinary item and the compensation expense relating to employee stock options, these adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented. Certain interim expense and inventory estimates are recognized throughout the fiscal year relating to marginal income tax rates, shrinkage, price changes and product mix. Upon completion of its physical inventory and to reflect actual experience, the Company makes adjustments to these estimates. These adjustments had a favorable impact on gross margin in the third quarter of 1996.

The Redeemable Warrants reflected on the Consolidated Balance Sheets are adjusted on an ongoing basis for any exercises to Common Stock, the revaluation to the current market price of the Company's common stock and any dilutive impact such as the issuance of stock options by the Company.

Employee stock options granted under the Company's employee stock option plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes certain non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise price of the employee stock options. Based upon a stock price of $21.00 and options outstanding as of September 30, 1996, the Company would recognize a nonrecurring noncash charge of $24.2 million in compensation expense ($14.5 million net of tax benefit of $9.7 million), if a Vesting Event were to occur. Each $1.00 change in the Common Stock price will result in an adjustment to such compensation expense of approximately $2.5 million ($1.5 million net of tax effect of $1.0 million).

                   UNITED STATIONERS INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




(3)  Review

Ernst & Young LLP, independent public accountants, have reviewed the condensed consolidated balance sheet of the Company as of September 30, 1996 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. Since they did not perform an audit, they express no opinion on these statements. They have previously audited the consolidated balance sheet of the Company as of December 31, 1995 from which the condensed consolidated balance sheet as of that date has been derived. The Independent Accountant's Review Report has been included in this filing.


(4)  Net Income (Loss) Per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements. Net income
(loss) per common and common equivalent share in the third quarter of 1996 and 1995 and the nine months ended September 30, 1996 on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents. For the nine months ended September 30, 1995, stock options and warrants were excluded from the calculation of net loss per common and common equivalent share as they would have been anti-dilutive. The number of common and common equivalent shares before the Merger have been adjusted to reflect the post-Merger capital structure. In addition, the number of common and common equivalent shares have been adjusted for the 100% common stock dividend effective November 9, 1995.

                   UNITED STATIONERS INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter Ended September 30, 1996 compared with the
Third Quarter Ended September 30, 1995

Net Sales. Net sales were $576 million in the third quarter of 1996, a 7.2% increase over net sales of $538 million in the third quarter of 1995. On an equivalent workday basis, sales were up 5.5% in the third quarter of 1996. All of the Company's marketing initiatives showed year-over-year improvements.


Gross Profit. Gross profit as a percent of net sales declined to 20.9% in the third quarter of 1996 from 21.7% in the comparable period of 1995.
The lower margin rate reflects a decline in the rate of inflation across our product mix, a shift in our product mix and continuing consolidation of our customer base.

Consolidation continues throughout all levels of the office products industry. Consolidation of commercial dealers and contract stationers has enabled these dealers to qualify for higher rebates and allowances. Continuing consolidation of the Company's customer base may result in adverse additional pressure on the Company's gross margins in the future.

The Company records certain interim expense and inventory estimates throughout the year. Upon completion of its physical inventory and to reflect actual experience, the Company makes adjustments to these estimates. These adjustments had a favorable impact on gross margin in the third quarter.


Operating Expenses. Operating expenses as a percent of net sales declined to 15.9% in the third quarter of 1996 from 17.7% in the third quarter of 1995. The reduction in operating expenses as a percent of net sales is primarily due to the realization of Merger-related savings, improved productivity, and leveraging of fixed expenses on a higher sales base.


Income From Operations. Income from operations as a percent of net sales was 5.0% in the third quarter of 1996, compared with 4.0% in the third quarter of 1995.


Interest Expense. Interest expense as a percent of net sales was 2.4% in the third quarter of 1996, compared with 2.6% in the comparable period in 1995.


Income Before Income Taxes. Income before income taxes as a percent of net sales was 2.6% in the third quarter of 1996 compared with 1.4% in the third quarter of 1995. Net income before preferred stock dividends was $8.8 million in the third quarter of 1996, compared with $4.2 million in the third quarter of 1995. Net income attributable to common stockholders was $8.3 million in the third quarter of 1996, compared with $3.8 million in the third quarter of 1995.

                   UNITED STATIONERS INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Nine Months Ended September 30, 1996 compared with the
Nine Months Ended September 30, 1995

Net Sales. Net sales were $1.7 billion in the first nine months of 1996 compared with $1.2 billion in the first nine months of 1995. This increase is primarily the result of the Merger.


Gross Profit. Gross profit as a percent of net sales declined to 21.0% in the first nine months of 1996 from 21.8% in the comparable period of 1995. The lower margin rate reflects a decline in the rate of inflation across our product mix, a shift in our product mix and continuing consolidation of our customer base.

Consolidation continues throughout all levels of the office products industry. Consolidation of commercial dealers and contract stationers has enabled these dealers to qualify for higher rebates and allowances. Continuing consolidation of the Company's customer base may result in adverse additional pressure on the Company's gross margins in the future.

The Company records certain interim expense and inventory estimates throughout the year. Upon completion of its physical inventory and to reflect actual experience, the Company makes adjustments to these estimates. These adjustments had a favorable impact on gross margin in the third quarter.


Operating Expenses. Operating expenses as a percent of net sales declined to 16.2% in the first nine months of 1996 from 19.0% in the first nine months of 1995. Actual results for the nine months ended September 30, 1995 included the impact of a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and Merger-related compensation expense relating to an increase in the value of employee stock options of approximately $1.5 milion ($0.9 million net of tax benefit of $0.6 million). Operating expenses before the restructuring charge were 18.2% of net sales in the first nine months of 1995. The reduction in operating expenses as a percent of net sales is primarily due to the realization of Merger-related savings and improved productivity.


Income From Operations. Income from operations as a percent of net sales was 4.8% in the first nine months of 1996, compared with 2.8% in the first nine months of 1995 (3.7% before the restructuring charge).


Interest Expense. Interest expense as a percent of net sales was 2.5% in the first nine months of 1996, compared with 2.6% in the comparable period in 1995.

                   UNITED STATIONERS INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Nine Months Ended September 30, 1996 compared with the
Nine Months Ended September 30, 1995 (Continued)

Income Before Income Taxes and Extraordinary Item. Income before income taxes and extraordinary item as a percent of net sales was 2.3% in the first nine months of 1996 compared with 0.2% in the first nine months of 1995. Net income before preferred stock dividends was $22.3 million in the first nine months of 1996, compared with $0.02 million ($5.9 million before the restructuring charge) in the first nine months of 1995. The net income (loss) attributable to common stockholders was income of $21.0 million in the first nine months of 1996, compared with a loss of $1.6 million (net income of $4.3 million before the restructuring charge) in the first nine months of 1995. An extraordinary item, the loss on early retirement of debt related to the Merger of $2.4 million ($1.4 million net of tax benefit of $1.0 million), was recognized in the first quarter of 1995.



Historical Nine Months Ended September 30, 1996 compared with Pro Forma Nine Months Ended September 30, 1995

Net Sales. Net sales were $1.7 billion in the first nine months of 1996, compared with $1.7 billion in the first nine months of 1995.


Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $21.0 million in the first nine months of 1996 compared with $7.0 million in the first nine months of 1995. The increase in net income was primarily due to a reduction in operating expenses as a percent to net sales partially offset by a lower gross margin rate.

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

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined); plus 50% of Eligible Inventory (as defined) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined). The Revolving Credit Facility provides that, for each fiscal year commencing January 1, 1996, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $200.0 million. The Revolving Credit Facility matures on March 31, 2000. As of September 30, 1996, $143.7 million remained available for borrowing under the Revolving Credit Facility.

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

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of September 30, 1996, the Company was in compliance with all covenants contained in the Credit Agreement.

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

The Company is currently in the process of amending its Senior Credit Agreement. The purpose is to finance the acquisition of Lagasse Bros., Inc. (see Item 5 - "Subsequent Event") and to renegotiate borrowing rates based on our strong financial performance to date as well as to take advantage of the current favorable conditions in the bank market.


Comments on Forward Looking Information

In connection with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company filed a Form 8-K with the Securities Exchange Commission on October 21, 1996 outlining cautionary statements and identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the Form 8-K.

                   UNITED STATIONERS INC. AND SUBSIDIARY

                        PART II - OTHER INFORMATION





ITEM 5    SUBSEQUENT EVENT

           United Stationers Inc. announced on October 1, 1996 that its subsidiary, United Stationers Supply Co., signed an agreement to acquire Lagasse Bros., Inc. Lagasse Bros., Inc. is a closely held wholesaler of sanitary and maintenance products headquartered in New Orleans, LA. with annual revenues of approximately $80 million. The Company has received antitrust (Hart-Scott-Rodino) clearance and expects to close the transaction by October 31, 1996 subject to obtaining the necessary approvals and the completion of due diligence.



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit
               Number

                2      Not applicable
               10      Not applicable
               11      Not applicable
               15      Letter regarding unaudited interim
                         financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27      Financial Data Schedule
               99      Not applicable


          (b) The Company filed a Report on Form 8-K on October 21, 1996 reporting under Item 5 cautionary statements regarding the "Safe Harbor" provisions of the Private Securities Litigation Act of 1995.

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



                                            UNITED STATIONERS INC.
                                         UNITED STATIONERS SUPPLY CO.
                                                 (Registrant)







Date:    October 28, 1996               /s/Daniel H. Bushell
                                        Daniel H. Bushell
                                        Executive Vice President and
                                        Chief Financial Officer

                   UNITED STATIONERS INC. AND SUBSIDIARY

                             INDEX TO EXHIBITS




          (a)  Exhibit
               Number

                2      Not applicable
               10      Not applicable
               11      Not applicable
               15      Letter regarding unaudited interim
                         financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27      Financial Data Schedule
               99      Not applicable