Form 10-K405
period 1996-12-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1997-03-26
CIK 355999, 945633

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996
                                       or

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

                                                       Name of Each Exchange
   Title of Each Class                                  on Which Registered
         NONE                                                   N/A
   -------------------                                 ---------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
              United Stationers Inc.:  Common Stock $0.10 par value
                                (Title of Class)


INDICATE BY CHECK MARK WHETHER EACH REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
UNITED STATIONERS INC.:     YES  ( X )      NO  (   )
UNITED STATIONERS SUPPLY CO.:     YES  ( X )     NO  (   )

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( X )

AGGREGATE MARKET VALUE OF THE VOTING STOCK (WHICH CONSISTS SOLELY OF SHARES OF COMMON STOCK) HELD BY NON-AFFILIATES OF UNITED STATIONERS INC. AS OF MARCH 11, 1997, BASED ON THE LAST SALE PRICE OF THE COMMON STOCK AS QUOTED BY THE NASDAQ NATIONAL MARKET SYSTEM ON SUCH DATE: $61,807,011. UNITED STATIONERS SUPPLY CO. HAS NO SHARES OF VOTING STOCK OUTSTANDING HELD BY NON-AFFILIATES.

ON MARCH 11, 1997, UNITED STATIONERS INC. HAD OUTSTANDING 11,446,306 SHARES OF COMMON STOCK, PAR VALUE $0.10 PER SHARE, AND 758,994 SHARES OF NONVOTING COMMON STOCK, $0.01 PAR VALUE PER SHARE. ON MARCH 11, 1997, UNITED STATIONERS SUPPLY CO. HAD 880,000 SHARES OF COMMON STOCK, $1.00 PAR VALUE PER SHARE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:


PART OF FORM 10-K
Part III Portions of United Stationers Inc.'s definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of United Stationers Inc., to be filed within 120 days of the fiscal year end of United Stationers Inc.

--------------------------------------------------------------------------------

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                          UNITED STATIONERS SUPPLY CO.

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K



FORM 10-K  FORM 10-K                                                   FORM 10-K
PART NO.   ITEM NO.   DESCRIPTION                                       PAGE NO.
---------  ---------  -----------                                      ---------

    I                 Explanatory Note                                        1
              1       Business                                                1
                         General                                              1
                         Products                                           1-2
                         Customers                                            2
                         Marketing and Customer Support                       3
                         Distribution                                         4
                         Purchasing and Merchandising                         4
                         Competition                                        4-5
                         Employees                                            5
              2       Properties                                              5
              3       Legal Proceedings                                       6
              4       Submission of Matters to a Vote of Security
                        Holders                                               6

   II         5       Market for Registrant's Common Equity
                         and Related Stockholder Matters                      6
                      Quarterly Stock Price Data                              7
              6       Selected Consolidated Financial Data                 7-10
              7       Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                       11-18
              8       Financial Statements and Supplementary Data         18-54
              9       Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure              55
  III        10       Directors and Executive Officers of the
                        Registrant                                        55-57
             11       Executive Compensation                                 58
             12       Security Ownership of Certain Beneficial
                         Owners and Management                               58
             13       Certain Relationships and Related Transactions         58
   IV        14       Exhibits, Financial Statements, Schedules and
                         Reports on Form 8-K                              58-64

Signatures                                                                   65

                                     PART I


EXPLANATORY NOTE

THIS INTEGRATED FORM 10-K IS FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR EACH OF UNITED STATIONERS INC., A DELAWARE CORPORATION, AND ITS WHOLLY OWNED SUBSIDIARY, UNITED STATIONERS SUPPLY CO., AN ILLINOIS CORPORATION (COLLECTIVELY, THE "COMPANY"). UNITED STATIONERS INC. IS A HOLDING COMPANY WITH NO OPERATIONS SEPARATE FROM ITS OPERATING SUBSIDIARY, UNITED STATIONERS SUPPLY CO. AND ITS SUBSIDIARIES. NO SEPARATE FINANCIAL INFORMATION FOR UNITED STATIONERS SUPPLY CO. AND ITS SUBSIDIARIES HAS BEEN PROVIDED HEREIN BECAUSE MANAGEMENT FOR THE COMPANY BELIEVES SUCH INFORMATION WOULD NOT BE MEANINGFUL BECAUSE (i) UNITED STATIONERS SUPPLY CO. IS THE ONLY DIRECT SUBSIDIARY OF UNITED STATIONERS INC., WHICH HAS NO OPERATIONS OTHER THAN THOSE OF UNITED STATIONERS SUPPLY CO. AND (ii) ALL ASSETS AND LIABILITIES OF UNITED STATIONERS INC. ARE RECORDED ON THE BOOKS OF UNITED STATIONERS SUPPLY CO. THERE IS NO MATERIAL DIFFERENCE BETWEEN UNITED STATIONERS INC. AND UNITED STATIONERS SUPPLY CO. FOR THE DISCLOSURES REQUIRED BY THE INSTRUCTIONS TO FORM 10-K AND THEREFORE, UNLESS OTHERWISE INDICATED, THE RESPONSES SET FORTH HEREIN APPLY TO EACH OF UNITED STATIONERS INC. AND UNITED STATIONERS SUPPLY CO.


ITEM 1.   BUSINESS


GENERAL

On March 30, 1995, Associated Holdings, Inc., ("Associated"), was merged with and into United Stationers Inc., ("United"), with United surviving (the "Merger"). Immediately thereafter, Associated Stationers, Inc. ("ASI"), the wholly owned subsidiary of Associated, was merged with and into United Stationers Supply Co. ("USSC"), the wholly owned subsidiary of United, with USSC surviving. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

The terms "Associated" and "United" will be used to refer to either the respective pre-Merger corporations or specific aspects of the post-Merger Company's business. United is the parent company of its direct wholly owned subsidiary, USSC. Except where the context clearly indicates otherwise, including references to the capital structure of United Stationers Inc., the term "Company" hereinafter used includes United Stationers Inc. together with its subsidiary

On October 31, 1996, USSC acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse"), an $80 million wholesaler of janitorial and sanitary supplies. Lagasse operates as a subsidiary of USSC.

The Company is the largest general line business products wholesaler in the United States with 1996 net sales of $2.3 billion. The Company sells its products through a single national distribution network to more than 15,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 41 distribution centers and 14 Lagasse distribution centers.


PRODUCTS

The Company markets the broadest product line in the industry, including traditional office products, computer supplies, office furniture, and facilities and maintenance supplies. As part of the Company's business strategy to acquire incremental sales and increase market share through complementary product offerings, the Company began to focus on specialty product segments in 1991 and has expanded steadily upon this concept since then. The Company's product offerings, comprised of more than 30,000 items, may be divided into four primary categories:

TRADITIONAL OFFICE PRODUCTS.   The Company's core business continues to be
traditional office products, which include both brand-name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. Traditional office products constituted the majority of the Company's 1996 net sales.

COMPUTERS AND RELATED SUPPLIES.   The Company sells brand name computer
supplies, peripherals and hardware to computer resellers and office products dealers. Such office technology constituted approximately 25% of the Company's 1996 net sales.

OFFICE FURNITURE.   The Company's sale of office furniture including leather
chairs, wooden and steel desks and computer furniture has enabled it to become the nation's largest office furniture wholesaler, with the Company currently offering nearly 3,000 furniture items from 70 different manufacturers. Office furniture constituted approximately 14% of the Company's 1996 net sales. The Company's "Pro-Image" program enables resellers with no previous expertise to provide high-end furniture and office design services to end-users. The Company offers national delivery and product "set-up" capabilities to resellers.

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


CUSTOMERS

The Company sells exclusively to resellers of business products. Its 15,000 customers include commercial, contract and retail office products dealers; members of affiliated groups; members of buying cooperatives; mega-dealers linked through common ownership; contract and retail office furniture dealers, office products superstores; mass merchandisers; computer products resellers; mail order companies; and sanitary supply distributors. No single reseller accounted for more than 6% of the Company's net sales in 1996.


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

MARKETING AND CUSTOMER SUPPORT

Substantially all of the Company's 30,000 products are sold through its comprehensive office products catalogs and flyers. These materials include general line catalogs, promotional pieces and specialty catalogs for the office products, office furniture, facilities management supplies and other specialty markets. The Company produces numerous catalogs for placement with dealers' end-user customers, including the following annual catalogs: General Line Catalog; Office Furniture Catalog featuring furniture and accessories; Universal Catalog promoting the Company's private-brand merchandise; Computer Products Catalog offering hardware, supplies, accessories and furniture; Facilities and Maintenance Supplies Catalog featuring janitorial, maintenance, food service, warehouse and mailroom supplies and a Lagasse catalog offering janitorial and sanitary supplies. In addition, the Company produces the following quarterly promotional catalogs: Action 2000 and Office Saver, each featuring over 1,000 high-volume commodity items, and Computer Concepts, featuring computer supplies, peripherals, accessories and furniture. The Company also produces separate 8-page quarterly flyers covering general office supplies, office furniture and Universal-TM-products. Because commercial dealers, contract stationers and retail dealers typically distribute only one wholesaler's catalogs in order to streamline and concentrate order entry, the Company attempts to maximize the distribution of its catalogs by offering advertising credits to resellers, which can be used to offset the cost of catalogs. The Company also offers an electronic catalog available on CD-Rom and through the Company's web site. This catalog features 24,000 business products.

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

The Company concentrates its marketing efforts on providing value-added services to resellers. The Company distributes products that are generally available at similar prices from multiple sources, and most of its customers purchase their products from more than one source. As a result, the Company seeks to differentiate itself from its competitors through a broader product offering, a higher degree of product availability, a variety of high quality customer services and prompt distribution capabilities. In addition to emphasizing its broad product line, extensive inventory, computer integration and national distribution capabilities, the Company's marketing programs have relied upon two additional major components. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers that are usually custom imprinted with each reseller's name and sold to these resellers who, in turn, distribute the catalogs to their customers. Second, the Company provides its resellers with a variety of dealer support and marketing services, including business management systems, promotional programs and pricing services. These services are designed to aid resellers in differentiating themselves from their competitors by addressing the steps in the end-user's procurement process.

To assist its resellers with pricing, the Company offers matrix pricing software. Traditionally, many resellers have priced products on a discount from the manufacturer's suggested retail price, but recently pricing has shifted toward a net pricing approach, whereby resellers sell certain products at significant discounts, assuming that it can recapture the discounts through the sale of other higher margin products. The Company's matrix pricing program provides resellers with a resource to assist them in identifying the optimum pricing mix between high and low margin items and, as a result, enables resellers to more efficiently manage their gross margins.

The Company offers to its resellers a variety of electronic order entry systems and business management and marketing programs which enhance the resellers' ability to manage their businesses profitably. For instance, the Company maintains EDI systems that link the Company to selected resellers, and interactive order systems that link the Company to selected resellers and such resellers to the ultimate end-user. In addition, the Company's electronic order entry systems allow the reseller to seamlessly forward its customers' orders to the Company, resulting in the delivery of pre-sold products to the reseller or directly to its customers. The Company estimates that in 1996, approximately 90% of its orders were received electronically.

DISTRIBUTION

The Company has a network of 41 regional distribution centers located in 36 metropolitan areas in 25 states, most of which carry the Company's full line of inventory. In addition, the Company serves sanitary supply distributors through 14 Lagasse distribution centers. The Company supplements its regional distribution centers with 24 local distribution points throughout the United States that serve as reshipment points for orders filled at the regional distribution centers. The Company utilizes more than 350 trucks, substantially all of which are contracted for by the Company, to enable direct delivery from the regional distribution centers and local distribution points to resellers.

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

Another service offered by the Company to resellers is its "wrap and label" program, which allows resellers the option to receive orders in accordance with the specifications of particular end-users. For example, when a reseller receives orders from a number of separate end-users, the Company groups and wraps the items individually by end-user so that the reseller need only deliver the package. The "wrap and label" program is attractive to resellers because it eliminates the need to break down case shipments and to repackage the orders before delivering them to the end-user.


PURCHASING AND MERCHANDISING

As the largest national business products wholesaler in the United States, the Company has substantial purchasing power and can realize significant economies of scale. The Company obtains products from over 500 manufacturers. For many of its manufacturers, the Company believes that it is a significant customer. In 1996, no supplier accounted for more than 11% of the Company's aggregate purchases. As a centralized corporate function, the Company's merchandising department interviews and selects suppliers and products for inclusion in the catalogs. Selection is based upon end-user acceptance and demand for the product and the manufacturer's total service, price and product quality offering.



COMPETITION

The Company competes with business products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, computer supplies and facility management supplies. Competition between the Company and manufacturers is based primarily upon net pricing, minimum order quantity and product availability. Although manufacturers may provide lower prices to resellers than the Company does, the Company's marketing and catalog programs, combined with speed of delivery and its ability to offer resellers a broad line of business products from multiple manufacturers on a "one-stop shop" basis and with lower minimum order quantities, are important factors in enabling the Company to compete effectively. See "Marketing and Customer Support" and "Distribution." Manufacturers typically sell their products through a variety of distribution channels, including wholesalers and resellers.

Competition between the Company and other wholesalers is based primarily on net pricing to resellers, breadth of product lines, availability of products, speed of delivery to resellers, order fill rates and the quality of its marketing and other services. The Company believes it is competitive in each of these areas. Most wholesale distributors of business products conduct operations regionally and locally, sometimes with limited product lines such as writing instruments or computer products. Only one other national wholesaler carries a full line of office products.

Consolidation has occurred in recent years at all levels of the business products industry. Consolidation of commercial dealers and contract stationers has resulted in an increased ability of those resellers to buy goods directly from manufacturers. In addition, over the last decade, office products superstores (which largely buy directly from manufacturers) have entered virtually every major metropolitan market.

Increased competition in the business products industry, together with increased advertising, has heightened price awareness among end-users. As a result, purchasers of commodity type office products have become extremely price sensitive, and therefore the Company has increased its efforts to market to resellers the continuing advantages of its competitive strengths (as compared to those of manufacturers and other wholesalers), such as marketing and catalog programs, speed of delivery, and the ability to offer resellers a "one-stop shop" for a broad line of business products from multiple manufacturers with lower minimum order quantities. In addition, such heightened price awareness has led to margin pressure on commodity office products. In the event that such trend continues, the Company's profit margins could be adversely affected.


EMPLOYEES

At December 31, 1996, the Company employed approximately 4,900 persons.

The Company considers its relationship with its employees to be good. Approximately 900 of the shipping, warehouse and maintenance employees at certain of the Chicago, Detroit, Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by collective bargaining agreements. The agreements expire at various times during the next three years.


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

USSC REGIONAL DISTRIBUTION CENTERS. The Company presently operates 41 distribution centers in 25 states. These centers represent, in total, approximately 7.1 million square feet, of which approximately 4.3 million is owned and the balance is leased.

LOCAL DISTRIBUTION POINTS. The Company also operates 24 local distribution points. Two are leased by the Company; the other local distribution points are operated through cross-docking arrangements with third party distribution companies.

LAGASSE DISTRIBUTION CENTERS. Lagasse operates 14 leased distribution centers, specifically serving janitorial and sanitary supply distributors. These centers represent, in total, approximately 400,000 square feet. Its New Orleans distribution center also includes 22,000 square feet of executive office space.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies in the fourth quarter of 1996.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)(UNAUDITED)

THE COMPANY/ASSOCIATED


                                                                      Income                      Income (Loss)
                                                                      (Loss)                        Per Share
                                                                      Before            Net          Before        Net Income
                                         Net           Gross        Extraordi-        Income      Extraordinary      (Loss)
                                        Sales       Profit (1)       nary Item        (Loss)       Item (2)(5)     Per Share (2)(5)
                                    ------------    ----------      ----------        ------      -------------    ----------------
Year Ended
DECEMBER 31, 1996
First Quarter                       $   586,881       $102,526        $ 8,209        $ 8,209          $0.51          $0.51
Second Quarter                          535,690         87,212          5,273          5,273           0.32           0.32
Third Quarter                           576,254         98,207          8,781          8,781           0.56           0.56
Fourth Quarter                          599,345        103,016          9,730          9,730           0.63           0.63
                                     ----------       --------         ------         ------
Totals                               $2,298,170       $390,961        $31,993        $31,993           2.03           2.03
                                     ----------       --------         ------         ------
                                     ----------       --------         ------         ------

Year Ended
DECEMBER 31, 1995
First Quarter (3)                      $   134,997      $  24,978        ($4,233)(4)    ($5,682)        ($0.72)        ($0.94)
Second Quarter                             529,429         90,563          1,524          1,524           0.07           0.07
Third Quarter                              537,624         93,818          4,173          4,173           0.27           0.27
Fourth Quarter                             549,412         95,154          4,779          4,779           0.29           0.29
                                        ----------       --------         ------         ------
Totals                                  $1,751,462       $304,513         $6,243         $4,794           0.33           0.22
                                        ----------       --------         ------         ------
                                        ----------       --------         ------         ------


(1) Gross profit is net of delivery and occupancy costs. See Note 3 (Reclassification) to the Consolidated Financial Statements of the Company included elsewhere herein.
(2) Historical earnings per share amounts have been restated to reflect the share conversion resulting from the Merger and the 100% stock dividend effective November 9, 1995. Earnings per share are net of preferred stock dividends.
(3)  Reflects the results of Associated only.
(4) The extraordinary item reflects the write-off of financing costs and original issue discount relating to the retired debt which was being amortized over the life of the original debt.
(5) As a result of changes in the number of common and common equivalent shares during the year, the sum of four quarters' earnings per share will not equal earnings per share for the total year.

QUARTERLY STOCK PRICE DATA

The common stock is quoted through the NASDAQ National Market System under the symbol "USTR." The following table sets forth on a per share basis, for the periods indicated, the high and low closing sale prices per share for the common Stock as reported by the NASDAQ National Market System. All stock price information has been restated to reflect the 100% stock dividend effective November 9, 1995.

                                                  High                Low
     1995
          First Quarter                              *                   *
          Second Quarter                          $9  5/16            $ 8  9/16
          Third Quarter                           $15 1/2             $ 8 11/16
          Fourth Quarter                          $27 3/4             $13  3/4
     1996
          First Quarter                           $30 1/4             $21 1/2
          Second Quarter                          $24 1/2             $19 1/2
          Third Quarter                           $24 1/2             $17 1/2
          Fourth Quarter                          $23                 $19 1/2

* Due to the significant changes in the Company's capital structure resulting from the Merger, stock price information for the period prior to the Merger has not been included as it is not comparable to the stock price information since the Merger.

On February 28, 1997, there were approximately 1,020 holders of record of common stock.

The Company does not currently intend to pay any cash dividends on the common stock. Furthermore, as a holding company, the ability of United to pay dividends in the future is dependent upon the receipt of dividends or other payments from its operating subsidiary, USSC. The payment of dividends by USSC is subject to certain restrictions imposed by the Company's debt agreements. See Note 5 to the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below and on the following pages is selected historical consolidated financial data for the Company and its predecessors. Although United was the surviving corporation in the Merger, the Acquisition was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the income statement and operating and other data for the year ended December 31, 1995 reflect the financial information of Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995. The balance sheet data at December 31, 1996 and 1995 reflects the consolidated balances of the Company, including various Merger-related adjustments. Income statement data for all periods presented reflects a reclassification of delivery and occupancy costs to cost of goods sold from operating expenses.

THE COMPANY/ASSOCIATED

The selected consolidated financial data of Associated's predecessor (the wholesale division of Boise Cascade Office Products Corporation "BCOP") set forth below for the one-month period ended January 31, 1992 (when Associated purchased the wholesale division of BCOP (the "Associated Transaction")) are derived from the unaudited financial statements of Associated's predecessor for such period. Associated accounted for the Associated Transaction using the purchase method of accounting. There are material operational and accounting differences between Associated's predecessor and Associated resulting from the Associated Transaction. Accordingly, the historical financial data of Associated's predecessor may not be comparable in all material respects with data of Associated.

The selected consolidated financial data of Associated set forth below for the period from January 31, 1992 to December 31, 1992 and for the years ended December 31, 1993 and 1994 has been derived from the Consolidated Financial Statements of Associated which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data of the Company for the years ended December 31, 1996 and 1995 (which for Income Statement and Operating and Other Data includes Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995) has been derived from the Consolidated Financial Statements of the Company which have been audited by Ernst & Young LLP, independent auditors. All selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Historical Results of Operations of the Company/Associated," "Liquidity and Capital Resources of the Company/Associated" and the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.


                                                                                                                     PREDECES-
                                                                      THE COMPANY                                    SOR(1)(2)
                                       -----------------------------------------------------------------------      ----------
                                        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED      JAN 31 TO      JAN. 1 TO
                                          DEC. 31,       DEC. 31,       DEC. 31,       DEC. 31,       DEC. 31,       JAN. 31,
                                              1996           1995           1994           1993           1992        1992 (3)
                                        ----------     ----------     ----------     ----------      ---------      ---------
                                                              (dollars in thousands, except per share data)

Income Statement Data:
Net sales. . . . . . . . . . . . .      $2,298,170     $1,751,462       $470,185       $455,731       $359,779        $39,016
Cost of goods sold . . . . . . . .       1,907,209      1,446,949        382,299        375,226        295,668         31,612
                                        ----------     ----------       --------       --------       --------        -------
   Gross profit. . . . . . . . . .         390,961        304,513         87,886         80,505         64,111          7,404
Operating expenses . . . . . . . .         277,957        246,956 (4)     69,765         69,527         53,758          5,985
                                        ----------     ----------       --------       --------       --------        -------
   Income from operations. . . . .         113,004         57,557         18,121         10,978         10,353        $ 1,419
                                                                                                                      -------
                                                                                                                      -------
Interest expense, net. . . . . . .          57,456         46,186          7,725          7,235          5,626
                                        ----------     ----------       --------       --------       --------
   Income before income taxes
      and extraordinary item . . .          55,548         11,371         10,396          3,743          4,727
Income taxes . . . . . . . . . . .          23,555          5,128          3,993            781          1,777
                                        ----------     ----------       --------       --------       --------
   Income before extraordinary
      item . . . . . . . . . . . .          31,993          6,243       $  6,403          2,962          2,950
Extraordinary item - loss on
      early retirement of debt, net
      of tax benefit of $967 . . .              - -        (1,449)           - -            - -            - -
                                        ----------     ----------       --------       --------       --------
Net income . . . . . . . . . . . .      $   31,993     $    4,794       $  6,403       $  2,962       $  2,950
                                        ----------     ----------       --------       --------       --------
                                        ----------     ----------       --------       --------       --------
Net income attributable to
   common stockholders . . . . . .      $   30,249     $    2,796       $  4,210       $    915       $  1,501
                                        ----------     ----------       --------       --------       --------
                                        ----------     ----------       --------       --------       --------
Net income per common and
   common equivalent share
      Income before
         extraordinary item. . . .           $2.03          $0.33          $0.51          $0.11          $0.19
      Extraordinary item . . . . .             - -          (0.11)           - -            - -            - -
                                             -----          -----          -----          -----           ----
      Net income . . . . . . . . .           $2.03          $0.22          $0.51          $0.11          $0.19
                                             -----          -----          -----          -----           ----
                                             -----          -----          -----          -----           ----
Cash dividends declared per
   common share. . . . . . . . . .             - -            - -            - -            - -            - -

Operating and Other Data:
EBITDA (5) . . . . . . . . . . . .      $  139,046     $   81,241       $ 23,505       $ 16,481       $ 14,875        $ 1,661
EBITDA margin (6). . . . . . . . .             6.1%           4.6% (7)       5.0%           3.6%           4.1%           4.3%
Depreciation and
   amortization (8). . . . . . . .      $   26,042     $   23,684       $  5,384       $  5,503       $  4,522        $   242
Capital expenditures . . . . . . .          (2,886)(9)      8,017            554          3,273          4,289            (36)



                                                                                        THE COMPANY
                                                       ----------------------------------------------------------------------
                                                                                      AT DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                             1996           1995           1994           1993           1992
                                                             ----           ----           ----           ----           ----
                                                                                (dollars in thousands)

BALANCE SHEET DATA:
Working capital. . . . . . . . . . . . . . . . . .     $  404,973     $  355,465      $  56,454      $  57,302      $  46,396
Total assets . . . . . . . . . . . . . . . . . . .      1,109,867      1,001,383        192,479        190,979        179,069
Total debt and capital leases (10) . . . . . . . .        600,002        551,990         64,623         86,350         78,297
Redeemable preferred stock . . . . . . . . . . . .         19,785         18,041         23,189         20,996         18,949
Redeemable warrants. . . . . . . . . . . . . . . .         23,812         39,692          1,650          1,435          1,435
Total stockholders' equity . . . . . . . . . . . .         75,820         30,024         24,775         11,422         10,466


 (1) The capital structure and accounting basis of the assets and liabilities of Associated's predecessor differ from those of Associated (i.e. the Company). Accordingly, certain financial information for the period before January 31, 1992 is not comparable to that for periods after January 31, 1992 and therefore is not presented in this table.

 (2) Associated's predecessor operated as a segment of a company which did not allocate income tax or interest expense to the predecessor. Accordingly, actual operating results for Associated's predecessor reflect only income from operations before interest expense and income taxes.

 (3) Derived from the unaudited financial statements of Associated's predecessor for the one month ended January 31, 1992.

 (4) Includes a restructuring charge of $9.8 million.

 (5) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and extraordinary item and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

 (6) EBITDA margin represents EBITDA as a percent of net sales.

 (7) EBITDA margin would have been 5.2% if adjusted to exclude the restructuring charge.

 (8) Excludes amortization of deferred financing costs.

 (9) Includes $11.1 million of proceeds from the sale of property, plant and equipment.

(10) Total debt and capital leases include current maturities.


UNITED

The selected consolidated financial data of United (a predecessor of the Company) set forth below for the seven months ended March 30, 1995 (at which time United and Associated merged to create the Company) has been derived from the Consolidated Financial Statements of United which have been audited by Ernst & Young LLP, independent auditors. The selected financial data at and for the seven-month period ended March 31, 1994 is unaudited and in the opinion of management reflects all adjustments considered necessary for a fair presentation of such data. The selected consolidated financial data of United for each of the three fiscal years ended August 31, 1994, 1993 and 1992 have been derived from the Consolidated Financial Statements of United which have been audited by Arthur Andersen LLP, independent public accountants. All selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations of United" and "Historical Liquidity and Capital Resources of United" and the Consolidated Financial Statements of United, together with the related notes thereto, included elsewhere herein.


                                                           SEVEN MONTHS ENDED                   YEAR ENDED AUGUST 31,
                                                        ------------------------     ----------------------------------------
                                                        MARCH 30,      MARCH 31,
                                                        ---------      ---------
                                                             1995           1994           1994           1993           1992
                                                             ----           ----           ----           ----           ----
                                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


INCOME STATEMENT DATA:
Net sales. . . . . . . . . . . . . . . . . . . . .      $ 980,575      $ 871,585     $1,473,024     $1,470,115     $1,094,275
Cost of sales. . . . . . . . . . . . . . . . . . .        814,780        717,546      1,220,245      1,197,664        887,418
                                                        ---------      ---------     ----------     ----------     ----------
Gross profit on sales. . . . . . . . . . . . . . .        165,795        154,039        252,779        272,451        206,857
Operating expenses . . . . . . . . . . . . . . . .        133,098        128,594        216,485        226,337        180,455
Merger-related costs . . . . . . . . . . . . . . .         27,780(1)         - -            - -            - -            - -
                                                        ---------      ---------     ----------     ----------     ----------
Income from operations . . . . . . . . . . . . . .          4,917         25,445         36,294         46,114         26,402
Interest expense, net. . . . . . . . . . . . . . .          7,500          5,837         10,461          9,550          6,503
Other income, net. . . . . . . . . . . . . . . . .             41            117            225            355            364
                                                        ---------      ---------     ----------     ----------     ----------
Income (loss) before income taxes. . . . . . . . .         (2,542)        19,725         26,058         36,919         20,263
Income taxes.. . . . . . . . . . . . . . . . . . .          4,692          8,185         10,309         15,559          8,899
                                                        ---------      ---------     ----------     ----------     ----------
Net income (loss). . . . . . . . . . . . . . . . .      $  (7,234)     $  11,540     $   15,749     $   21,360     $   11,364
                                                        ---------      ---------     ----------     ----------     ----------
                                                        ---------      ---------     ----------     ----------     ----------

Net income (loss) per common share . . . . . . . .      $   (0.39)     $    0.62     $     0.85     $     1.15     $     0.71

Cash dividends declared per share. . . . . . . . .           0.30           0.30           0.40           0.40           0.40

OPERATING AND OTHER DATA:
EBITDA(2). . . . . . . . . . . . . . . . . . . . .         17,553         37,665         57,755         67,712         46,645
EBITDA margin(3) . . . . . . . . . . . . . . . . .            1.8%           4.3%           3.9%           4.6%           4.3%
Depreciation and amortization. . . . . . . . . . .      $  12,595      $  12,103     $   21,236     $   21,243     $   19,879
Net capital expenditures . . . . . . . . . . . . .          7,764          4,287         10,499         29,958          8,291

BALANCE SHEET DATA (AT PERIOD END):
Working capital. . . . . . . . . . . . . . . . . .        257,600        297,099        239,827        216,074        214,611
Total assets . . . . . . . . . . . . . . . . . . .        711,839        608,728        618,550        634,786        601,465
Total debt and capital leases(4) . . . . . . . . .        233,406        227,626        155,803        150,251        150,728
Stockholders' investment.. . . . . . . . . . . . .        233,125        243,636        246,010        237,697        223,387


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

(4)  Total debt and capital leases include current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K.

Certain information presented in this Form 10-K includes forward-looking statements regarding the Company's future results of operations. The Company is confident that its expectations are based on reasonable assumptions given its knowledge of its operations and business. However, there can be no assurance that the Company's actual results will not differ materially from its expectations. The matters referred to in forward-looking statements may be affected by the risks and uncertainties involved in the Company's business including, among others, competition with business products manufacturers and other wholesalers, consolidation of the business products industry, the ability to maintain gross profit margins, the ability to achieve future cost savings, changing end-user demands, changes in manufacturer pricing, service interruptions and availability of liquidity and capital resources.


OVERVIEW

On March 30, 1995, Associated merged with and into United. Although the Company was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the results of operations for the year ended December 31, 1995 reflects the financial information of Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995. As a result of the Merger, the results of operations of the Company for the year ended December 31, 1995 are not comparable to those of previous and subsequent periods.

To facilitate a meaningful comparison, the following supplemental discussion and analysis is based on certain components of the combined historical results of operations without any pro forma adjustments for Associated and United for the year ended December 31, 1994 and on the pro forma results of operations for the Company for the year ended December 31, 1995. The pro forma and combined historical results of operations do not purport to be indicative of the results that would have been obtained had such transactions been completed for the periods presented or that may be obtained in the future.


GENERAL INFORMATION

GROSS PROFIT MARGINS. In recent years, a number of factors have adversely affected gross profit margins in the office products industry, including those of the Company. These factors reflect the increasingly competitive nature of the industry. Competitive pressures have increased due in part to the growth of large resellers such as national office products superstores that have heightened price awareness at the end-user level. The increasing price sensitivity of end-users has contributed to the decline in industrywide gross profit margins. These pressures are expected to continue in the future.

The Company's gross profit margins vary across product categories, so that material changes in its product mix can impact the Company's overall margin. For example, the gross profit margin on the Company's sales of commodity products, such as copier paper and laser printer toner--product categories that have grown over the past few years--tend to be lower than the gross profit margins on most other product categories. While the recent increase in sales of these types of products have adversely affected the Company's overall gross profit margin, they have contributed to higher operating income. The Company expects such sales to increase as a percentage of revenues in the future.

RESTRUCTURING CHARGE. The historical results for the twelve months ended December 31, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge included severance costs totaling $1.8 million. The Company's consolidation plan specified that 330 distribution, sales and corporate positions, 180 of which related to pre-Merger Associated, were to be eliminated substantially within one year following the Merger. The Company has achieved its target, with the related termination costs of approximately $1.8 million charged against the reserve. The restructuring charge also included distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan called for the closing of eight redundant distribution centers, six of which related to pre-Merger Associated, and the elimination of overlapping inventory items from the Company's catalogs substantially within the one-year period following the Merger. Estimated distribution center closing costs included (i) the net occupancy costs of leased facilities after they are vacated until expiration of leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Estimated stockkeeping unit reduction costs included losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition. As of December 31, 1996, five of the six redundant pre-Merger Associated distribution centers have been closed with $5.5 million charged against the reserve and $2.0 million related to stockkeeping unit reduction costs have also been charged against the reserve. As of December 31, 1996, the Company's consolidation plan has been substantially completed. Seven of the eight redundant distribution centers have been closed. The restructuring reserve balance at December 31, 1996 of $0.5 million is expected to be adequate to cover the remaining estimated expenditures related to integration and transition costs. See Note 4 to the Consolidated Financial Statements of the Company included elsewhere herein.

EMPLOYEE STOCK OPTIONS. In September 1995, the Board of Directors approved an amendment to the Company's employee stock option plan (the "Plan") that allows for the issuance of employee stock options to key management employees of the Company exercisable for up to approximately 2.2 million additional shares of Common Stock. The Plan was designed to build increased employee commitment through participation in the growth and performance of the Company. Subsequently, employee stock options exercisable for an aggregate of approximately 2.2 million shares of Common Stock were granted to key management employees. Some of the employee stock options were granted at an exercise price below the then fair market value of the Common Stock. The exercise price of certain options increases by $0.625 on a quarterly basis effective April 1, 1996.

The employee stock options granted under the Plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes the present non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise prices of the employee stock options. Based upon a stock price of $19.50 and options outstanding as of December 31, 1996, the Company would recognize a nonrecurring noncash charge of $18.4 million in compensation expense ($10.6 million net of tax benefit of $7.8 million), if a Vesting Event were to occur. Each $1.00 change in the fair market value of Common Stock could result in a maximum adjustment to such compensation expense of approximately $2.5 million ($1.4 million net of tax effect of $1.1 million).

CHANGE IN ACCOUNTING METHOD. Effective January 1, 1995, Associated changed its method of accounting for the cost of inventory from the FIFO method to the LIFO method. Associated made this change in contemplation of its acquisition of United (accounted for as a reverse acquisition) so that its method would conform to that of United. Associated believed that the LIFO method provides a better matching of current costs and current revenues, and that earnings reported under the LIFO method are more easily compared to that of other companies in the wholesale industry where the LIFO method is common. In 1995, this change resulted in the reduction of pre-tax income of the Company of approximately
$8.8 million ($5.3 million net of tax benefit of $3.5 million). See Note 3 (Inventories) to the Consolidated Financial Statements of the Company included elsewhere herein.

RECLASSIFICATION OF DELIVERY AND OCCUPANCY COSTS.

During the fourth quarter of 1996, the Company reclassified its delivery and occupancy costs from operating expenses to cost of goods sold to conform the Company's presentation to others in the business products industry. See Note 3 (Reclassification) to the Consolidated Financial Statements included elsewhere herein.

ACTUAL, PRO FORMA AND COMBINED RESULTS OF OPERATIONS

The following table of summary actual, pro forma (see Note 4 to the Consolidated Financial Statements of the Company included elsewhere herein) and combined historical financial data is intended for informational purposes only and is not necessarily indicative of either financial position or results of operations in the future, or that would have occurred had the events described in the first paragraph under "Overview" occurred on January 1, 1995. The following information should be read in conjunction with, and is qualified in its entirety by, the historical Consolidated Financial Statements of the Company and its predecessors, including the related notes thereto, included elsewhere herein.

The following table also presents unaudited summary combined historical financial data for Associated and United for the year ended December 31, 1994. This data has not been prepared in accordance with generally accepted accounting principles, which do not allow for the combination of financial data for entities that are not under common ownership. Nevertheless, management believes that this combined historical financial data, when read in conjunction with the separate historical financial statements of Associated and United prepared in accordance with generally accepted accounting principles and included elsewhere herein, may be helpful in understanding the past operations of the companies that were combined in the Merger. This combined historical financial data for 1994 represents a combination of the historical financial data for Associated and United for the periods indicated without any pro forma adjustments, and is supplemental to the historical financial data of Associated and United included elsewhere herein.


                                                              ACTUAL                  PRO FORMA                 COMBINED
                                                       ---------------------    ---------------------    ---------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                               1996                    1995                       1994
                                                       ---------------------    ---------------------    ---------------------
                                                                               (dollars in thousands)

Net sales                                              $2,298,170     100.0%    $2,201,860     100.0%    $1,990,363     100.0%
Gross profit                                              390,961      17.0        381,270      17.3        344,542      17.3
Operating expenses                                        277,957      12.1        299,861      13.6        285,500      14.3
Income from operations                                    113,004       4.9         81,409       3.7         59,042       3.0


COMPARISON OF ACTUAL RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 AND PRO FORMA RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

NET SALES. Net sales increased 4.4% to $2,298.2 million for 1996 from $2,201.9 million for 1995. This increase is primarily the result of higher unit sales in all product categories. In addition, our Micro United division continues to report strong growth resulting from the underlying strength in the marketplace. The Company's year-long focus on improving the consistency and reliability of its service has led to increased sales and higher customer and consumer satisfaction. The Company's core strengths, coupled with the strategic initiatives already under way, position it to deliver continued growth in both sales and earnings.

GROSS MARGIN. Gross margin declined to 17.0% in 1996 from 17.3% in 1995. This decrease reflects a shift in our product mix, the continuing consolidation of our dealer base and deflation across our product mix.

OPERATING EXPENSES. Operating expenses decreased as a percent of net sales to 12.1% in 1996, compared with 13.6% in 1995. This decrease is primarily due to the realization of merger synergies, cost containment, productivity improvements and leveraging of fixed expenses. The Company's operating efficiency allows it to join forces with its customers to produce high levels of customer and consumer satisfaction. The Company's management believes there is further room for improvement, primarily through warehouse and systems efficiencies.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales increased to 4.9% in 1996 from 3.7% in 1995.

COMPARISON OF PRO FORMA RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 AND COMBINED RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

NET SALES. Net sales were $2,201.9 million for 1995, a 10.6% increase over net sales of $1,990.4 million in 1994. The increase in net sales was primarily the result of changes in unit volume rather than changes in prices. Sales grew in all geographic regions. In addition, the sales growth was attributable to an increase in the sale of computer-related products through the Company's Micro United division.

GROSS MARGIN. Gross profit as a percent of net sales was 17.3% in 1995 and 1994. The gross profit margin in 1995 reflects a shift in product mix and a larger LIFO charge due to Associated's change in its method of accounting for inventory from the FIFO method to the LIFO method. Also, gross profit was adversely affected in 1995 by higher sales of computer-related products and commodity items which typically carry lower gross profit margins, offset by lower freight and occupancy costs.

OPERATING EXPENSES. Operating expenses as a percent of net sales decreased to 13.6% in 1995 from 14.3% in 1994. The decrease in operating expenses as a percent of net sales was primarily due to increased operating efficiencies, improved productivity and increased economies of scale as a result of a higher sales base.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales was 3.7% in 1995 compared with 3.0% in 1994.

HISTORICAL RESULTS OF OPERATIONS

COMPARISON OF HISTORICAL FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

NET SALES. Net sales increased 31.2% to $2,298.2 million for 1996 from $1,751.5 million for 1995. This increase was primarily the result of the Merger for a full twelve months in 1996. Sales in 1995 include only nine months of United's sales.

GROSS MARGIN. Gross margin declined to 17.0% in 1996 from 17.4% in 1995. This decrease reflects a shift in our product mix, the continuing consolidation of our dealer base and deflation across our product mix.

OPERATING EXPENSES. Operating expenses decreased as a percent of net sales to 12.1% in 1996, compared with 14.1% in 1995. The results for 1995 include the impact of a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The decline in the operating expense ratio before the restructuring charge (12.1% in 1996 versus 13.5% in 1995) was primarily due to the realization of merger synergies, cost containment, productivity improvements and leveraging of fixed expenses.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales increased to 4.9% in 1996 from 3.3% in 1995.

INTEREST EXPENSE. Interest expense as a percent of net sales was 2.5% in 1996, compared with 2.6% in 1995. This reduction reflects the leveraging of fixed interest costs against higher sales, partially offset by funding required to acquire Lagasse Bros., Inc. (see Note 1 to the Consolidated Financial Statements of the Company included elsewhere herein).

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales increased to 2.4% in 1996 from 0.7% in 1995.

NET INCOME. Net income as a percent of net sales increased to 1.4% in 1996 from 0.3% in 1995 resulting from the aforementioned reasons. Net income in 1995 includes an extraordinary item, loss on the early retirement of debt related to the Merger of $2.4 million ($1.4 million net of tax benefit of $1.0 million) or 0.1% of net sales.

FOURTH QUARTER RESULTS. Certain expense and cost of sale estimates are recorded throughout the year including inventory shrinkage, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 1996, the Company recorded approximately $3.0 million of additional net income relating to the refinement of estimates recorded in the prior three quarters.

COMPARISON OF HISTORICAL FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

NET SALES. Net sales were $1,751.5 million for 1995 compared with $470.2 million in 1994. The increase is primarily the result of the Merger. Sales in 1995 include nine months of United's sales.

GROSS MARGIN. Gross profit as a percent of net sales decreased to 17.4% in 1995 from 18.7% in 1994. The lower gross profit margin reflects a shift in product mix, the Acquisition and the change in the method of accounting for inventory from the FIFO method to the LIFO method. See Note 3 (Inventories) to the Consolidated Financial Statements of the Company included elsewhere herein.

OPERATING EXPENSES. Operating expenses as a percent of net sales decreased to 14.1% in 1995 from 14.8% in 1994. The actual results for 1995 include the impact of a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) in the first quarter of 1995. Operating expenses before the restructuring charge were 13.5% in 1995. The decrease in operating expenses as a percent of net sales before the restructuring charge was primarily due to increased operating efficiencies and improved productivity, partially offset by Merger-related compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million).

INCOME FROM OPERATIONS. Income from operations as a percent of net sales was 3.3% in 1995 (after the restructuring charge) compared with 3.9% in 1994. Before such restructuring charge, income from operations in 1995 was 3.9%.

INTEREST EXPENSE. Interest expense as a percent of net sales was 2.6% in 1995 compared to 1.7% in 1994. The increase reflects additional debt needed to consummate the Merger and higher interest rates in 1995.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales was 0.7% in 1995 compared with 2.2% in 1994.

INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item was $6.2 million in 1995 compared with $6.4 million in 1994. An extraordinary item, the loss on early retirement of debt related to the Merger of $2.4 million ($1.4 million net of tax benefit of $1.0 million), was recognized in the first quarter of 1995.

NET INCOME. Net income was $4.8 million in 1995 compared with $6.4 million in 1994. Excluding the extraordinary item, net income would have been $6.2 million.

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

GROSS PROFIT ON SALES. Gross profit as a percent of net sales was 16.9% for the seven months ended March 30, 1995, compared with 17.7% in the comparable period in 1994. This lower gross profit margin is primarily the result of a shift in the sale of computer related products that have lower gross profit margins and is consistent with the gross profit margins achieved in the latter half of United's fiscal year ended August 31, 1994.

OPERATING EXPENSES. Operating expenses as a percent of net sales increased to 16.4% in the seven-month period ended March 30, 1995 from 14.8% in the comparable period in 1994. The increase is primarily attributable to $27.8 million ($18.5 million net of tax benefit of $9.3 million) of non-recurring Merger-related costs consisting of severance payments under employment contracts; insurance benefits under employment contracts; legal, accounting and other professional services fees; the repurchase of stock options; and fees for letters of credit related to employment contracts and other costs. Operating expenses as a percent of net sales prior to the Merger-related costs were 13.6% for the seven-month period ended March 30, 1995. This decline from the comparable period in 1994 is due to a reduction in payroll expense.

INCOME FROM OPERATIONS   Income from operations as a percent of net sales was
0.5% in the seven-month period ended March 30, 1995, compared with 2.9% in the comparable period in 1994. The decrease was attributable to the Merger-related costs discussed under "Operating Expenses" above. Income from operations as a percent of net sales was 3.3% in the seven-month period ended March 30, 1995, excluding the Merger-related costs.

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


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY/ASSOCIATED

As of December 31, 1996, the credit facilities under the Amended and Restated Credit Agreement (the "Credit Agreement") consisted of $209.1 million of term loan borrowings (the "Term Loan Facilities"), and up to $325.0 million of revolving loan borrowings (the "Revolving Credit Facility"). This agreement was amended to provide funding for the acquisition of Lagasse Bros., Inc., to extend the maturities, to adjust the pricing and to revise certain covenants. In addition, the Company has $150.0 million of 12-3/4% Senior Subordinated Notes due 2005.

The Term Loan Facilities consist of a $144.4 million Tranche A term loan facility (the "Tranche A Facility") and a $64.7 million Tranche B term loan facility (the "Tranche B Facility). Quarterly payments under the Tranche A facility range from $5.63 million at December 31, 1996 to $8.30 million at September 30, 2001. Quarterly payments under the Tranche B Facility range from $0.25 million at December 31, 1996 to $6.64 million at September 30, 2003. On March 31, 1997, principal payments of $15.9 million and $7.4 million are required to be paid from Excess Cash Flow (as defined) at December 31, 1996 for the Tranche A and Tranche B Facilities, respectively.

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined); plus 50% of Eligible Inventory (as defined) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined). In addition, for each fiscal year, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $250.0 million. The Revolving Credit Facility matures on October 31, 2001.

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

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range with the rate based on the ratio of total debt (excluding any undrawn amounts under any letters of credit) to EBITDA. The Tranche A Facility and the Revolving Credit Facility bear interest at prime plus 0.25% to 1.25% or, at the Company's option, LIBOR plus 1.50% to 2.50%. The Tranche B Facility bears interest at prime plus 1.25% to 1.75% or, at the Company's option, LIBOR plus 2.50% to 3.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of December 31, 1996 the Company was in compliance with all covenants contained in the Credit Agreement.

The Credit Agreement permits capital expenditures for the Company of up to $15.0 million for its fiscal year ending December 31, 1997, plus $6.2 million of unused capital expenditures, approximately $7.8 million of unused Excess Cash Flow (as defined), and $11.1 million of proceeds from the disposition of certain property, plant and equipment from the Company's fiscal year ended December 31, 1996. Capital expenditures will be financed from internally generated funds and available borrowings under the Credit Agreement. The Company expects gross capital expenditures to be approximately $14.0 million to $18.0 million in 1997.

Management believes that the Company's cash on hand, anticipated funds generated from operations and available borrowings under the Credit Agreement, will be sufficient to meet the short-term (less than twelve months) and long-term operating and capital needs of the Company as well as to service its debt in accordance with its terms. There is, however, no assurance that this will be accomplished.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indenture governing the Notes contain restrictions on the ability of USSC to transfer cash to United.

The statements of cash flows for the Company for the periods indicated is summarized below:

                                                                                                 THE COMPANY
                                                                             -------------------------------------------------
                                                                                            YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                 1996                1995                1994
                                                                                 ----                ----                ----
                                                                                            (dollars in thousands)

     Net cash provided by operating activities                               $  1,609           $  26,329            $ 14,088
     Net cash used in investing activities                                    (49,871)           (266,291)               (554)
     Net cash provided by (used in) financing activities                       47,221             249,773             (12,676)


Net cash provided by operating activities for 1996 declined to $1.6 million from $26.3 in 1995. This reduction was due to an increased investment in inventory and a decrease in accrued liabilities offset by higher net income and an increase in accounts payable. The increase in net cash provided by operating activities of $26.3 million in 1995 from $14.1 million in 1994 was primarily the result of the Merger.

Net cash used in investing activities during 1996 was $49.9 million compared with $266.3 million in 1995. The decrease is due to the Merger in 1995 offset by the acquisition of Lagasse Bros., Inc. on October 31, 1996. Also, the Company collected $11.1 million in 1996 from the successful sale of closed facilities and related equipment. The increase in net cash used in investing activities of $266.3 million in 1995 from $0.6 million in 1994 was primarily the result of the Merger.

Net cash provided by financing activities in 1996 was $47.2 million compared with $249.8 million in 1995. The decrease was due to the financing of the Merger in 1995 offset by additional borrowings to finance the purchase of Lagasse Bros., Inc. The increase in net cash provided by financing activities of $249.8 million in 1995 from net cash used of $12.7 million in 1994 was also primarily the result of the Merger.

INFLATION/DEFLATION AND CHANGING PRICES

Inflation can have an impact on the Company's earnings. During inflationary times, the Company generally seeks to increase prices to its customers creating incremental gross profit resulting from the sale of inventory purchased at lower prices. Alternatively, significant deflation may adversely affect the Company's profitability.


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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth on the following pages are the financial statements of (i) the Company for the years ended December 31, 1996, 1995 and 1994 and (ii) pre-Merger United for the seven months ended March 30, 1995, March 31, 1994 and the twelve months ended August 31, 1994, 1993 and 1992. Although United was the surviving corporation in the Merger, the Acquisition was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the statements of income and cash flows for the year ended December 31, 1995 reflect the results of Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995. The financial statements of the Company for the year ended December 31, 1994 reflect the financial position, results of operations and cash flows of Associated only. The financial statements of pre-Merger United are included because United is considered a significant predecessor for accounting purposes.

REPORT OF INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years then ended. Our audits also included the financial statement schedules for 1996 and 1995 listed in the index at Item 14(A). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for 1996 and 1995, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 1995, the Company changed its method of valuing inventory from the first-in, first-out
(FIFO) method to the last-in, first-out (LIFO) method.



                                   /s/ERNST & YOUNG LLP




Chicago, Illinois
January 28, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF
ASSOCIATED HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of ASSOCIATED HOLDINGS, INC. (a Delaware corporation) AND SUBSIDIARY as of December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Holdings, Inc. and subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements for 1994 and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   /s/ARTHUR ANDERSEN LLP



Chicago, Illinois
January 23, 1995

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (dollars in thousands, except share data)


                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                              1996                1995                 1994
                                                                              ----                ----                 ----

NET SALES                                                                 $ 2,298,170         $ 1,751,462          $  470,185
COST OF GOODS SOLD                                                          1,907,209           1,446,949             382,299
                                                                          -----------         -----------          ----------
     Gross profit                                                             390,961             304,513              87,886

OPERATING EXPENSES:
     Warehousing, marketing and
        administrative expenses                                               277,957             237,197              69,765
     Restructuring charge                                                         - -               9,759                 - -
                                                                          -----------         -----------          ----------

     Total operating expenses                                                 277,957             246,956              69,765
                                                                          -----------         -----------          ----------

     Income from operations                                                   113,004              57,557              18,121

INTEREST EXPENSE                                                               57,456              46,186               7,725
                                                                          -----------         -----------          ----------

     Income before income taxes
       and extraordinary item                                                  55,548              11,371              10,396

INCOME TAXES                                                                   23,555               5,128               3,993
                                                                          -----------         -----------          ----------

     Income before extraordinary item                                          31,993               6,243               6,403

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT
     OF DEBT, NET OF TAX BENEFIT OF $967                                          - -              (1,449)                - -
                                                                          -----------         -----------          ----------

NET INCOME                                                                     31,993               4,794               6,403

PREFERRED STOCK DIVIDENDS ISSUED
   AND ACCRUED                                                                  1,744               1,998               2,193
                                                                          -----------         -----------          ----------

NET INCOME ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                                                    $    30,249         $     2,796          $    4,210
                                                                          -----------         -----------          ----------
                                                                          -----------         -----------          ----------

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:
     Income before extraordinary item                                     $      2.03         $      0.33          $     0.51
     Extraordinary item                                                           - -               (0.11)                - -

     Net income                                                           $      2.03         $      0.22          $     0.51
                                                                          -----------         -----------          ----------
                                                                          -----------         -----------          ----------

AVERAGE NUMBER OF COMMON SHARES                                            14,923,477          12,913,229           8,308,780
                                                                          -----------         -----------          ----------
                                                                          -----------         -----------          ----------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




                                                                                                        DECEMBER 31,
                                                                                               ------------------------------
                                                                                                   1996                1995
                                                                                                 --------            --------

ASSETS


CURRENT ASSETS

Cash and cash equivalents                                                                     $    10,619          $   11,660

Accounts receivable, less allowance for doubtful
     accounts of $6,318 in 1996 and $7,315 in 1995                                                291,401             265,827

Inventories                                                                                       463,239             381,618

Other                                                                                              25,221              30,903
                                                                                               ----------          ----------

TOTAL CURRENT ASSETS                                                                              790,480             690,008


PROPERTY, PLANT AND EQUIPMENT, AT COST

Land                                                                                               21,878              24,856
Buildings                                                                                          97,029             105,136
Fixtures and equipment                                                                            102,092              96,467
Leasehold improvements                                                                              1,040               1,634
Assets under capital lease                                                                          3,002               3,002
                                                                                               ----------          ----------
Total property, plant and equipment                                                               225,041             231,095
Less - accumulated depreciation and amortization                                                   51,266              31,114
                                                                                               ----------          ----------

NET PROPERTY, PLANT AND EQUIPMENT                                                                 173,775             199,981

GOODWILL                                                                                          115,449              77,786

OTHER                                                                                              30,163              33,608
                                                                                               ----------          ----------

TOTAL ASSETS                                                                                   $1,109,867          $1,001,383
                                                                                               ----------          ----------
                                                                                               ----------          ----------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)





                                                                                                        DECEMBER 31,
                                                                                               ------------------------------
                                                                                                   1996                1995
                                                                                                   ----                ----

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt and capital lease                                         $   46,923          $   23,886

Accounts payable                                                                                  238,124             194,567

Accrued expenses                                                                                   93,789             107,622

Accrued income taxes                                                                                6,671               8,468
                                                                                               ----------          ----------

TOTAL CURRENT LIABILITIES                                                                         385,507             334,543

DEFERRED INCOME TAXES                                                                              36,828              34,380

LONG-TERM DEBT                                                                                    552,613             526,198

OTHER LONG-TERM LIABILITIES                                                                        15,502              18,505

REDEEMABLE PREFERRED STOCK

Preferred Stock Series A, $0.01 par value; 15,000 authorized;
   5,000 issued and outstanding; 3,086 and
   2,437, respectively, accrued                                                                     8,086               7,437
Preferred Stock Series C, $0.01 par value; 15,000 authorized;
   11,699 and 10,604, respectively, issued and outstanding                                         11,699              10,604
                                                                                               ----------          ----------

TOTAL REDEEMABLE PREFERRED STOCK                                                                   19,785              18,041

REDEEMABLE WARRANTS                                                                                23,812              39,692

STOCKHOLDERS' EQUITY

Common Stock (voting), $0.10 par value;
   40,000,000 authorized; 11,446,306
   issued and outstanding                                                                           1,145               1,145
Common Stock (nonvoting), $0.01 par value;
   5,000,000 authorized; 758,994
   issued and outstanding                                                                               8                   8
Capital in excess of par value                                                                     44,418              28,871
Retained earnings                                                                                  30,249                 - -
                                                                                               ----------          ----------

TOTAL STOCKHOLDERS' EQUITY                                                                         75,820              30,024
                                                                                               ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,109,867          $1,001,383
                                                                                               ----------          ----------
                                                                                               ----------          ----------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                     Number of
                                                        Redeemable Preferred Stock                                    Common
                                            --------------------------------------------------       Redeemable       Shares
                                              A              B              C            Total        Warrants       (Voting)
                                            -----          -----          -----          -----        --------       --------

DECEMBER 31, 1993                           $6,138        $ 5,943        $ 8,915        $20,996        $ 1,435        896,258
   Net income                                  - -            - -            - -            - -            - -            - -
   Preferred stock dividends                   650            617            926          2,193            - -            - -
   Other                                       - -            - -            - -            - -            - -            - -
   Issuance of common shares                   - -            - -            - -            - -            - -         58,653
   Common shares accrued                       - -            - -            - -            - -            - -          5,435
   Warrants accrued                            - -            - -            - -            - -            215            - -
                                            ------        -------        -------        -------        -------     ----------
DECEMBER 31, 1994                            6,788          6,560          9,841         23,189          1,650        960,346
   Net income                                  - -            - -            - -            - -            - -            - -
   Preferred stock dividends                   649            332            763          1,744            - -            - -
   Repurchase of Series B
     preferred stock                           - -         (6,892)           - -         (6,892)           - -            - -
   Cash dividends                              - -            - -            - -            - -            - -            - -
   Accretion of warrants to
     fair market value                         - -            - -            - -            - -         37,275            - -
   Issuance of warrants from
     option grant                              - -            - -            - -            - -          2,900            - -
   Nonvoting common stock
     issued for services related to
     financing the Acquisition issued
     in exchange for common stock,
     warrants and options                      - -            - -            - -            - -           (460)      (109,159)
   Increase in value of stock
     option grants                             - -            - -            - -            - -            - -            - -
   Common stock issued:
     Acquisition                               - -            - -            - -            - -            - -      4,831,873
     Exercise of warrants                      - -            - -            - -            - -         (1,673)        58,977
     100% stock dividend                       - -            - -            - -            - -            - -      5,683,463
     Stock option exercises                    - -            - -            - -            - -            - -         20,806
     Other                                     - -            - -            - -            - -            - -            - -
                                            ------        -------        -------        -------        -------     ----------
DECEMBER 31, 1995                           $7,437        $   - -        $10,604        $18,041        $39,692     11,446,306
                                            ------        -------        -------        -------        -------     ----------
                                            ------        -------        -------        -------        -------     ----------


                                                         Number of                                                     Total
                                           Common         Common         Common       Capital in                      Stock-
                                            Stock         Shares          Stock         Excess        Retained       holders'
                                          (Voting)      (Nonvoting)    (Nonvoting)      of par        Earnings        Equity
                                          --------      -----------    -----------      ------        --------        ------

DECEMBER 31, 1993                           $    9            - -         $  - -       $  8,997        $ 2,416        $11,422
   Net income                                  - -            - -            - -            - -          6,403          6,403
   Preferred stock dividends                   - -            - -            - -            - -         (2,193)        (2,193)
   Other                                       - -            - -            - -             51            - -             51
   Issuance of common shares                     1            - -            - -          8,999            - -          9,000
   Common shares accrued                       - -            - -            - -             63            - -             63
   Warrants accrued                            - -            - -            - -             29            - -             29
                                            ------        -------          -----       --------        -------        -------
DECEMBER 31, 1994                               10            - -            - -         18,139          6,626         24,775
   Net income                                  - -            - -            - -            - -          4,794          4,794
   Preferred stock dividends
     issued or accrued                         - -                           - -            - -         (1,744)        (1,744)
   Repurchase of Series B
     preferred stock                           - -            - -            - -            - -            - -            - -
   Cash dividends                              - -            - -            - -            - -           (254)          (254)
   Accretion of warrants to
     fair market value                         - -            - -            - -        (28,538)        (8,737)       (37,275)
   Issuance of warrants from
     option grant                              - -            - -            - -         (2,900)           - -         (2,900)
   Nonvoting common stock
     issued for services related to
     financing the Acquisition issued
     in exchange for common stock,
     warrants and options                      (11)       139,474              1          2,749            - -          2,739
   Increase in value of stock
     option grants                             - -            - -            - -          2,407            - -          2,407
   Common stock issued:
   Acquisition                                 563        215,614              3         35,223            - -         35,789
   Exercise of warrants                          6            - -            - -          1,673            - -          1,679
   100% stock dividend                         575        403,906              4            - -           (579)           - -
   Stock option exercises                        2            - -            - -             28            - -             30
   Other                                       - -            - -            - -             90           (106)           (16)
                                            ------        -------          -----       --------        -------        -------
DECEMBER 31, 1995                           $1,145        758,994          $   8       $ 28,871        $   - -        $30,024
                                            ------        -------          -----       --------        -------        -------
                                            ------        -------          -----       --------        -------        -------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                                                     Number of
                                                        Redeemable Preferred Stock                                    Common
                                            --------------------------------------------------       Redeemable       Shares
                                              A              B              C            Total        Warrants       (Voting)
                                            -----          -----          -----          -----        --------       --------

DECEMBER 31, 1995                           $7,437         $  - -        $10,604        $18,041        $39,692     11,446,306
   Net Income                                  - -            - -            - -            - -            - -            - -
   Preferred stock dividends
     issued or accrued                         649            - -          1,095          1,744            - -            - -
   Reduction of warrants
     to fair market value                      - -            - -            - -            - -        (15,880)           - -
   Decrease in value of
     stock option grants                       - -            - -            - -            - -            - -            - -
   Other                                       - -            - -            - -            - -            - -            - -
                                            ------         ------        -------        -------        -------     ----------
DECEMBER 31, 1996                           $8,086         $  - -        $11,699        $19,785        $23,812     11,446,306
                                            ------         ------        -------        -------        -------     ----------
                                            ------         ------        -------        -------        -------     ----------

                                                         Number of                                                     Total
                                           Common         Common         Common       Capital in                      Stock-
                                            Stock         Shares          Stock         Excess        Retained       holders'
                                          (Voting)      (Nonvoting)    (Nonvoting)      of par        Earnings        Equity
                                          --------      -----------    -----------      ------        --------        ------

DECEMBER 31, 1995                           $1,145        758,994           $  8        $28,871    $       - -        $30,024
   Net Income                                  - -            - -            - -            - -         31,993         31,993
   Preferred stock dividends
     issued or accrued                         - -            - -            - -            - -         (1,744)        (1,744)
   Reduction of warrants
     to fair market value                      - -              -              -         15,880            - -         15,880
   Decrease in value of
     stock option grants                       - -            - -            - -           (339)           - -           (339)
   Other                                       - -            - -            - -              6            - -              6
                                            ------        -------           ----        -------        -------        -------
DECEMBER 31, 1996                           $1,145        758,994           $  8        $44,418        $30,249        $75,820
                                            ------        -------           ----        -------        -------        -------
                                            ------        -------           ----        -------        -------        -------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                 YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                            -------------------------------------------------
                                                                                 1996                1995                1994
                                                                                 ----                ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  31,993           $   4,794            $  6,403
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Depreciation                                                            22,766              19,708               4,869
       Amortization                                                             8,609              10,564               1,487
       Deferred income taxes                                                    5,299                (163)                - -
       Compensation expense on stock option grants                               (339)              2,407                 - -
       Other                                                                    1,584                 301                 307
   Changes in operating assets and liabilities,
     net of acquisitions:
       Increase in accounts receivable                                        (15,379)            (32,330)               (128)
       (Increase) decrease in inventory                                       (71,282)             31,656              (5,579)
       Decrease (increase) in other assets                                      1,814               2,765                (598)
       Increase (decrease) in accounts payable                                 36,352              (5,104)              3,806
       (Decease) increase in accrued liabilities                              (17,185)             (3,474)              2,260
       (Decrease) increase in other liabilities                                (2,623)             (4,795)              1,261
                                                                            ---------           ---------            --------
           Net cash provided by operating activities                            1,609              26,329              14,088

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions:
            United Stationers Inc., net of cash
              acquired of $14,500                                                 - -            (258,438)                - -
            Lagasse Bros., Inc.                                               (51,896)                - -                 - -
       Capital expenditures                                                    (8,190)             (8,086)               (625)
       Proceeds from disposition of property, plant & equipment                11,076                  69                  71
       Other                                                                     (861)                164                 - -
                                                                            ---------           ---------            --------
            Net cash used in investing activities                             (49,871)           (266,291)               (554)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (repayments) under revolver                              22,000              (3,608)             (7,900)
       Retirements and principal payments of debt                             (30,861)           (412,342)             (4,827)
       Borrowings under financing agreements                                   57,933             686,854                 - -
       Financing costs                                                         (1,851)            (25,290)                - -
       Issuance of common stock                                                   - -              12,006                 - -
       Retirement of Series B Preferred Stock                                     - -              (6,892)                - -
       Cash dividend                                                              - -                (254)                - -
       Other                                                                      - -                (701)                 51
                                                                            ---------           ---------            --------
            Net cash provided by (used in) financing activities                47,221             249,773             (12,676)
                                                                            ---------           ---------            --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (1,041)              9,811                 858
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   11,660               1,849                 991
                                                                            ---------           ---------            --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  10,619           $  11,660            $  1,849
                                                                            ---------           ---------            --------
                                                                            ---------           ---------            --------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The total purchase price of United by Associated and its allocation to assets and liabilities acquired are as follows (dollars in thousands):

Purchase price:
     Price of United shares purchased by Associated                  $ 266,629
     Fair value of United shares not acquired in the Offer              21,618
     Transaction costs                                                   6,309
                                                                     ---------
          Total purchase price                                       $ 294,556
                                                                     ---------
                                                                     ---------

Allocation of purchase price:
     Current assets                                                  $ 542,993
     Property, plant and equipment                                     151,012
     Goodwill                                                           74,503
     Other assets                                                        7,699
     Liabilities assumed                                              (481,651)
                                                                     ---------
          Total purchase price                                       $ 294,556
                                                                     ---------
                                                                     ---------

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

On October 31, 1996, the Company acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse") for approximately $51.9 million. The acquisition was financed primarily through senior debt . The Lagasse acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value of approximately $39.0 million allocated to goodwill. The financial information for the year ended December 31, 1996 includes the results of Lagasse for two months ended December 31, 1996. The actual and pro forma effects of this acquisition are not material.


2.  OPERATIONS

The Company is a national wholesale distributor of business products. The Company offers approximately 30,000 items from more than 500 manufacturers.
This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 15,000 resellers -- such as computer products resellers, office furniture dealers, mass merchandisers, sanitary supply distributors, warehouse clubs, mail order houses and office products superstores. The Company has a distribution network of 41 Regional Distribution Centers. Through its integrated computer system, the Company provides a high level of customer service and overnight delivery. In addition, the Company has 14 Lagasse Distribution Centers, specifically serving janitorial and sanitary supply distributors.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recognized when a product is shipped and title is transferred to the customer in the period the sale is reported.

CASH AND CASH EQUIVALENTS

Investments in low-risk instruments that have original maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

INVENTORIES

Inventories constituting approximately 94% of total inventories at December 31, 1996 and 1995 have been valued under the last-in, first-out (LIFO) method.
Prior to 1995, all inventories were valued under the first-in, first-out (FIFO) method. Effective January 1, 1995, Associated changed its method of accounting for the cost of inventory from the FIFO method to the LIFO method. Associated made this change in contemplation of its acquisition of United (accounted for as a reverse acquisition) so that its method would conform to that of United. Associated believed that the LIFO method provided a better matching of current costs and current revenues and that earnings reported under the LIFO method were more easily compared to that of other companies in the wholesale industry where the LIFO method is common. This change resulted in a charge to pre-tax income of the Company of approximately $8.8 million ($5.3 million net of tax benefit of $3.5 million) or $0.37 per common and common equivalent share for the year ended December 31, 1995. The cumulative effect of this accounting change for years prior to 1995 is not determinable, nor are the pro forma effects of retroactive application of the LIFO method to prior years. Inventory valued under the FIFO and LIFO accounting methods are recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventories, merchandise inventories would have been approximately $4.8 million and $8.8 million higher than reported at December 31, 1996 and 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets.

The estimated useful life assigned to fixtures and equipment is from two to ten years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements and assets under capital leases are amortized over the lesser of their useful lives or the term of the applicable lease.

GOODWILL

Goodwill represents the excess cost over the value of net assets of businesses acquired and is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events or circumstances have occurred indicating that the remaining estimated useful life of goodwill may not be appropriate. When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future operating income compared to the carrying value of goodwill to determine if a write-off is necessary. The cumulative amount of goodwill amortized at December 31, 1996 and 1995 is $4,047,000 and $1,953,000, respectively.

SOFTWARE CAPITALIZATION

The Company capitalizes major internal and external systems development costs determined to have benefits for future periods. Amortization is recognized over the periods in which the benefits are realized, generally not to exceed three years.

INCOME TAXES

Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the estimated tax consequences for temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries since these earnings are intended to be permanently invested.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is based on net income after preferred stock dividend requirements. Primary and fully diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period. Stock options and warrants are considered to be common equivalent shares.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's foreign operations is the local currency.

RECLASSIFICATION

Certain amounts from prior periods have been reclassified to conform to the 1996 basis of presentation. During the fourth quarter of 1996, the Company reclassified certain delivery and occupancy costs from operating expenses to cost of goods sold to conform the Company's presentation to others in the business products industry. The following table sets forth the impact of the reclassification for the years presented in the Consolidated Statements of
Income:


                                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------------
                                                                                 1996             1995 (1)            1994 (2)
                                                                                 ----             -------             -------

Gross Margin as a Percent of Net Sales:
     Gross margin prior to reclassification                                      21.0%               21.8%               24.0%
     Gross margin as reported                                                    17.0%               17.4%               18.7%
Operating Expenses as a Percent of Net Sales:
     Operating expense ratio prior to reclassification                           16.1%               17.9% (3)           20.1%
     Operating expense ratio as reported                                         12.1%               13.5% (3)           14.8%


(1) Includes Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995.
(2)  Reflects the results of Associated only.
(3)  Excludes a restructuring charge of $9.8 million.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

During 1996, the Company adopted the supplemental disclosure requirement of Financial Accounting Standards Board Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require adoption of a fair value method of accounting for stock options. For those entities which do not elect to adopt the fair value method, the new standard requires supplemental disclosure regarding the pro forma effects of that method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25). "Accounting for Stocks Issued to Employees," and related Interpretations. Adoption of SFAS No. 123 will have no impact on the financial position or results of operations of the Company.

During 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that an impairment loss be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The effect of adoption was not material.


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

                                                   PRO FORMA TWELVE MONTHS
                                                  -------------------------
                                                      ENDED DECEMBER 31,
                                                  -------------------------
                                                      1995           1994
                                                  ----------     ----------
Net sales                                         $2,201,860     $1,990,363
Income before income taxes                            22,737          4,237
Net income                                            13,063          2,581
Net income per primary and
   fully diluted common and
   common equivalent share                             $0.80          $0.07

The pro forma income statement adjustments consist of (i) increased depreciation expense resulting from the write-up of certain fixed assets to fair value, (ii) additional incremental goodwill amortization, (iii) additional incremental interest expense due to debt issued, net of debt retired, and (iv) reduction in preferred stock dividends due to the repurchase of the Series B preferred stock.

The historical results for the twelve months ended December 31, 1995 included a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge included severance costs totaling $1.8 million. The Company's consolidation plan specified that 330 distribution, sales and corporate positions, 180 of which related to pre-Merger Associated, were to be eliminated substantially within one year following the Merger. The Company has achieved its target, with the related termination costs of approximately $1.8 million charged against the reserve. The restructuring charge also included distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan called for the closing of eight redundant distribution centers, six of which related to pre-Merger Associated, and the elimination of overlapping inventory items from the Company's catalogs substantially within the one-year period following the Merger. Estimated distribution center closing costs included (i) the net occupancy costs of leased facilities after they are vacated until expiration of leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Estimated stockkeeping unit reduction costs included losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition. As of December 31, 1996, five of the six redundant pre-Merger Associated distribution centers have been closed with $5.5 million charged against the reserve and $2.0 million related to stockkeeping unit reduction costs have also been charged against the reserve.
 As of December 31, 1996, the Company's consolidation plan has been substantially completed. Seven of the eight redundant distribution centers have been closed. The restructuring reserve balance at December 31, 1996 of $0.5 million is expected to be adequate to cover the remaining estimated expenditures related to integration and transition costs.

The historical results for 1995 also included an extraordinary charge of approximately $2.4 million ($1.4 million net of tax benefit of $1.0 million) of financing costs and original issue discount relating to the debt retired. In addition, the historical results for 1995 included compensation expense relating to an increase in the value of employee stock options of approximately $1.5 million ($0.9 million net of tax benefit of $0.6 million) as a result of the Acquisition and Merger. The pro forma twelve months ended December 31, 1995 do not include the extraordinary write-off.

5.   LONG-TERM DEBT

Long-term debt consists of the following amounts (dollars in thousands):

                                                                                                     1996                1995
                                                                                                     ----                ----

Revolver                                                                                         $207,000            $185,000
Term Loans
     Tranche A, due in installments until September 30, 2001                                      144,374                 - -
     Tranche B, due in installments until September 30, 2003                                       64,750                 - -
     Tranche A, due in installments until March 31, 2000                                              - -             110,053
     Tranche B, due in installments until March 31, 2002                                              - -              71,837
Senior Subordinated Notes                                                                         150,000             150,000
Mortgage at 9.4%, due in installments until 1999                                                    2,071               2,174
Industrial development bonds, at market interest rates,
  maturing at various dates through 2011                                                           14,300              14,300
Industrial development bonds, at 66% to 79% of prime,
  maturing at various dates through 2004                                                           15,500              15,500
Other long-term debt                                                                                  175                 313
                                                                                                 --------            --------
                                                                                                  598,170             549,177
   Less - current maturities                                                                      (45,557)            (22,979)
                                                                                                 --------            --------
                                                                                                 $552,613            $526,198
                                                                                                 --------            --------
                                                                                                 --------            --------


The prevailing prime interest rate at the end of 1996 and 1995 was 8.25% and 8.5%, respectively.

As of December 31, 1996, the credit facilities under the Amended and Restated Credit Agreement (the "Credit Agreement") consisted of $209.1 million of term loan borrowings (the "Term Loan Facilities"), and up to $325.0 million of revolving loan borrowings (the "Revolving Credit Facility"). This agreement was amended to provide funding for the acquisition of Lagasse Bros., Inc., to extend the maturities, adjust the pricing and to revise certain covenants. In addition, the Company has $150.0 million of 12-3/4% Senior Subordinated Notes due 2005 (the "Notes").

The Term Loan Facilities consist of a $144.4 million Tranche A term loan facility (the "Tranche A Facility") and a $64.7 million Tranche B term loan facility (the "Tranche B Facility). Quarterly payments under the Tranche A facility range from $5.63 million at December 31, 1996 to $8.30 million at September 30, 2001. Quarterly payments under the Tranche B Facility range from $0.25 million at December 31, 1996 to $6.64 million at September 30, 2003. On March 31, 1997, principal payments of $15.9 million and $7.4 million are required to be paid from Excess Cash Flow (as defined in the Credit Agreement) at December 31, 1996 for the Tranche A and Tranche B Facilities, respectively.

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined in the Credit Agreement); plus 50% of Eligible Inventory (as defined in the Credit Agreement) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined in the Credit Agreement). In addition, for each fiscal year, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $250.0 million. The Revolving Credit Facility matures on October 31, 2001.

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

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range with the rate based on the ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Tranche A Facility and the Revolving Credit Facility bear interest, at prime plus 0.25% to 1.25% or, at the Company's option, LIBOR plus 1.50% to 2.50%. The Tranche B Facility bears interest at prime plus 1.25% to 1.75% or, at the Company's option, LIBOR plus 2.50% to 3.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of December 31, 1996, the Company was in compliance with all covenants contained in the Credit Agreement.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. Such agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as an addition or a reduction to interest expense. At December 31, 1996, the Company had agreements which collar $200.0 million of the Company's borrowings under the Credit Facilities at interest rates between 8.0% and 6.0%, which expire in April 1998. For the years ended December 31, 1996 and 1995, the Company recorded $0.9 million and $0.1 million, respectively, to interest expense resulting from interest rate fluctuations beyond the rates specified in the collar agreements.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay dividends and make other distributions to United.

Debt maturities for the years subsequent to December 31, 1996 are as follows (dollars in thousands):

Year                                        Amount
----                                        ------
1997                                       $45,557
1998                                        26,609
1999                                        32,724
2000                                        34,717
2001                                       242,996
Later Years                                215,567
--------------------------------------------------
                                          $598,170
--------------------------------------------------
--------------------------------------------------


At December 31, 1996 and 1995, the Company had available letters of credit of $55.3 million and $56.0 million, respectively, of which $52.8 million and $56.0 million, respectively, were outstanding.

6.   LEASES

The Company has entered into several non-cancelable long-term leases for property and equipment. Future minimum lease payments for non-cancelable leases in effect at December 31, 1996 having initial remaining terms of more than one year are as follows (dollars in thousands):

                                                     Capital      Operating
Year                                                   Lease      Leases (1)
----                                                   -----      ---------
1997                                                  $1,479        $18,191
1998                                                     487         15,452
1999                                                     - -         13,000
2000                                                     - -         10,285
2001                                                     - -          8,185
Later years                                              - -         21,660
------------------------------------------------------------        -------
Total minimum lease payments                           1,966        $86,773
                                                                    -------
                                                                    -------

Less amount representing interest                        134
------------------------------------------------------------
Present value of net minimum
   lease payments (including current
   portion of $1,366)                                 $1,832
------------------------------------------------------------
------------------------------------------------------------

(1)  Operating leases are net of immaterial sublease income.

Rental expense for all operating leases was approximately $18.8 million, $14.2 million and $3.0 million in 1996, 1995 and 1994, respectively.


7.   PENSION PLANS AND DEFINED CONTRIBUTION PLAN

PENSION PLANS

In connection with the Merger and Acquisition, the Company assumed the pension plans of United. Associated did not have a pension plan. Former Associated employees entered the pension plans on July 1, 1996. As of this date, the Company has pension plans covering substantially all of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with current tax laws.

The following table sets forth the plans' funded status at December 31, 1996 and 1995 (dollars in thousands):

                                                                1996      1995
------------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligation
     Vested benefits                                         $19,015 $  18,776
     Non-vested benefits                                       1,431     1,996
------------------------------------------------------------------------------
Accumulated benefit obligation                                20,446    20,772
Effect of projected future compensation levels                 3,110     2,861
------------------------------------------------------------------------------
Projected benefit obligation                                  23,556    23,633
Plan assets at fair value                                     28,373    26,713
------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation          4,817     3,080
Unrecognized prior service cost                                  720       - -
Unrecognized net gain due to past
  experience different from assumptions                       (4,348)     (507)
------------------------------------------------------------------------------
Prepaid pension asset recognized
  in the Consolidated Balance Sheets                          $1,189  $  2,573
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 1996 and 1995 for pension and supplemental benefit plans includes the following components (dollars in thousands):

                                                                1996      1995
------------------------------------------------------------------------------
Service cost-benefit earned during the period                 $1,884   $ 1,142
Interest cost on projected benefit obligation                  1,652     1,157
Actual return on assets                                       (3,468)   (2,711)
Net amortization and deferral                                  1,495     1,382
------------------------------------------------------------------------------
Net periodic pension cost                                     $1,563  $    970
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The assumptions used in accounting for the Company's defined benefit plans for the two years presented are set forth below:


                                                             1996         1995
------------------------------------------------------------------------------
Assumed discount rate                                        7.5%        7.25%
Rates of compensation increase                          0.0%-5.5%    0.0%-5.5%
Expected long-term rate of return on plan assets             7.5%         7.5%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

DEFINED CONTRIBUTION

The Company has a defined contribution plan in which all salaried employees and certain hourly paid employees of the Company are eligible to participate following completion of six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employee salary deferral contributions, at the discretion of the Board of Directors. The Company has no present intention to make Company contributions other than matching contributions. Company contributions for matching of employee contributions were approximately $0.9 million, $0.6 million and $0.3 million in 1996, 1995 and 1994, respectively.


8.   POSTRETIREMENT BENEFITS

In connection with the Merger, the Company assumed the postretirement plan of United on March 30, 1995. Associated did not have a postretirement plan. The plan is unfunded and provides health care benefits to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductibles, co-payment provisions and other limitations. Retirees pay one-half of the projected plan costs.

The following table sets forth the amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1996 and 1995 (dollars in thousands):

                                                                1996      1995
------------------------------------------------------------------------------
Retirees                                                     $  (877)  $  (762)
Other fully eligible plan participants                          (632)     (697)
Other active plan participants                                (1,588)   (1,362)
------------------------------------------------------------------------------
Total APBO                                                    (3,097)   (2,821)
Unrecognized net (gain)/loss                                      (1)       76
------------------------------------------------------------------------------
Accrued postretirement
  benefit obligation                                         $(3,098)  $(2,745)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The cost of postretirement health care benefits for the year ended December 31, 1996 and 1995 were as follows (dollars in thousands):

                                                                1996      1995
------------------------------------------------------------------------------
Service cost                                                    $239      $161
Interest on accumulated
  benefit obligation                                             204       109
------------------------------------------------------------------------------
Net postretirement benefit cost                                 $443      $270
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The assumptions used in accounting for the Company's postretirement plan for the two years presented are set forth below (dollars in thousands):

                                                                1996      1995
------------------------------------------------------------------------------
Assumed average heath care cost trend rate                       3.0%      3.0%
Assumed discount rate                                            7.5%      7.5%
Impact of 1% increase in health care costs on:
   Accumulated benefit obligation                               $450      $396
   Annual service and interest cost                             $ 79      $ 46
------------------------------------------------------------------------------
------------------------------------------------------------------------------

9.   STOCK OPTION PLAN

The Management Equity Plan (the "Plan"), as amended, is administered by the Board of Directors, although the Plan provides that the Board of Directors of the Company may designate an option committee to administer the Plan.

In September 1995, the Company's Board of Directors approved an amendment to the Plan which provided for the issuance of options to key management employees of the Company exercisable for up to 2.2 million additional shares of its Common Stock. Subsequently, approximately 2.2 million options were granted during 1995 and 1996 to management employees. Some of the options were granted at an option price below market value and the option price of certain options increases by $0.625 on a quarterly basis effective April 1, 1996.

The stock options granted under the Plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes the present non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise prices of the stock options. If a Vesting Event were to occur, based upon a stock price of $19.50, the Company would recognize a nonrecurring noncash charge of $18.4 million in compensation expense ($10.6 million net of tax benefit of $7.8 million). Each $1.00 change in the fair market value of Common Stock price could result in a maximum adjustment to such compensation expense of approximately $2.5 million ($1.4 million net of tax effect of $1.1 million).

An optionee under the Plan must pay the full option price upon exercise of an option (i) in cash, (ii) with the consent of the Board of Directors of the Company, by delivering shares of Common Stock already owned by such optionee (including shares to be received upon exercise of the option) and having a fair market value at least equal to the exercise price or (iii) in any combination of the foregoing. The Company may require the optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee pay in cash or (iii) reducing the number of shares of Common Stock to be issued (except in the case of incentive options).

The following table summarizes the transactions of the Plan for the last three years:


Management Equity Plan                               Weighted Average               Weighted Average               Weighted Average
(excluding restricted stock)               1996       Exercise Prices     1995       Exercise Prices    1994        Exercise Prices
-----------------------------------------------------------------------------------------------------------------------------------

Options outstanding at
  beginning of the period                2,030,996         $10.73        217,309         $ 1.45        367,160          $1.45
-----------------------------------------------------------------------------------------------------------------------------------
Granted                                    650,772         $ 7.95      1,854,649         $11.65         28,694          $1.45
-----------------------------------------------------------------------------------------------------------------------------------
Exercised                                      - -            - -        (20,804)        $ 1.45            - -            - -
-----------------------------------------------------------------------------------------------------------------------------------
Canceled                                  (184,000)        $ 7.64        (20,158)        $ 1.45       (178,545)         $1.45
-----------------------------------------------------------------------------------------------------------------------------------
Options outstanding at
  end of the period                      2,497,768         $11.61      2,030,996         $10.73        217,309          $1.45
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


The following table summarizes information concerning outstanding options of the Plan at December 31, 1996:

                                    Remaining
 Exercise        Number            Contractual
  Prices       Outstanding         Life (years)
-------------------------------------------------
  $ 1 45         385,120              5.09
-------------------------------------------------
  $ 5.12         207,148              5.74
-------------------------------------------------
  $14.38       1,905,500              5.74
-------------------------------------------------
               2,497,768
-------------------------------------------------
-------------------------------------------------

All share and per share data have been restated to reflect the 100% stock dividend effective November 9, 1995 and the conversion of Associated common stock as a result of the Merger.

During 1996, the Company adopted the supplemental disclosure requirements of SFAS No. 123. Accordingly, the Company is required to disclose pro forma net income and earnings per share as if the fair value-based accounting method in SFAS No. 123 had been used to account for stock-based compensation cost. The Company's stock options granted under the Plan are considered "all or nothing" awards since the options do not vest to the employee until the occurrence of a Vesting Event. The fair value of "all or nothing" awards are measured at the grant date; however, amortization of compensation expense only begins when it is probable that the awards will vest and be earned. Presently, the Company believes that it is less than likely that a Vesting Event will occur.
Therefore, there is no compensation expense for pro forma purposes and pro forma net income and earnings per share are the same as that recorded on the face of the income statement.

The Company uses a binomial option pricing model to estimate the fair value of options at the date of grant. The weighted average assumptions used to value options and the weighted average fair value of options granted during 1996 and 1995 were as follows:

                                                                1996      1995
------------------------------------------------------------------------------
Fair value of options granted                                 $17.67    $ 9.33
Exercise price                                                $ 8.59    $11.65
Expected stock price volatility                                 80.7%    102.2%
Expected dividend yield                                          0.0%      0.0%
Risk-free interest rate                                          5.2%      5.9%
Expected life of options                                     2 years   3 years


10.  REDEEMABLE PREFERRED STOCK

At December 31, 1996 and 1995, the Company had 1,500,000 authorized shares of $0.01 par value preferred stock, of which 15,000 shares were designated as Series A preferred stock, 15,000 shares were designated as Series B preferred stock, 15,000 shares were designated as Series C preferred stock, and 1,455,000 shares remained undesignated. Series B and C preferred stock are junior in relation to the Series A preferred stock. All preferred stock issued at the date of inception was valued at the amount of cash paid or assets received for the stock at $1,000 per share. On July 28, 1995, the Company repurchased all 6,892 shares of Series B preferred stock issued and outstanding for $7.0 million, including accrued and unpaid dividends thereon.
 All outstanding shares of preferred stock are senior in preference to the Common Stock of United.

Series A preferred stock must be redeemed by the Company on or before July 31, 2006. Dividends are cumulative at a rate of 10% per annum, payable quarterly. In the event that the Company does not pay dividends in cash, the dividend rate increases to 13% per annum and is payable in stock. During each of the years ended December 31, 1996, 1995, and 1994, 649 shares of Series A preferred stock were accrued but not issued. As of December 31, 1996 and 1995, 3,086 and 2,437 shares, respectively, of Series A preferred stock have been accrued as dividends but not issued.

Series C preferred stock is redeemable in four consecutive quarterly installments commencing on April 30, 2001. Dividends are cumulative at a rate of 9% per annum, payable quarterly. In the event that the Company does not pay dividends in cash, the dividend rate increases to 10% per annum and is payable in stock. During the year ended December 31, 1996, noncash dividends were declared and issued for Series C preferred stock in the amount of 1,095 shares. During the year ended December 31, 1995, noncash dividends were declared and issued for both Series B and C preferred stock in the amount of 332 and 763 shares, respectively. In addition, during 1995 a cash dividend of approximately $254,000 was paid to Series C preferred stockholders in connection with the repurchase of Series B preferred stock. During the year ended December 31, 1994, non-cash dividends were declared and issued for both Series B and C preferred stock in the amount of 617 and 926 shares, respectively.

All series of preferred stock may be redeemed at the option of the Company at any time. All series of preferred stock have a redemption and liquidation value of $1,000 per share plus the aggregate of accrued and unpaid dividends on such
shares to date.     Required redemption of preferred stock for the five years
following the year ended December 31, 1996 is $14.0 million in 2001 for the Series C preferred stock.


11.  REDEEMABLE WARRANTS

The Company had 1,227,438 and 1,430,468 warrants ("Lender Warrants") outstanding as of December 31, 1996 and 1995, respectively, which allow holders thereof to buy shares of Common Stock at an exercise price of $0.10 per share. Outstanding Lender Warrants as of December 31, 1996 and 1995 were valued at $19.50 and $27.75 per warrant, respectively. During 1996, 203,030 warrants were contributed back to the Company and terminated in connection with anti-dilution agreements. The exercise period for Lender Warrants expires January 31, 2002. During 1995, 117,954 warrants were exercised, 284,484 warrants were issued or accrued resulting from anti-dilution agreements and 47,153 were contributed back to the Company and terminated in connection with fees paid by the Company relating to the issuance of the Notes.

The Lender Warrants contain certain put rights which allow the holders thereof to put the warrants to the Company. The purchase price payable upon the exercise of the put rights is the greater of the then fair market value or equity value of the warrants, as defined, less the applicable exercise price of the warrants. Payment of the Lender Warrants can only occur after repayment of all debt outstanding under the Credit Agreement or with the consent of the lenders and/or agent under the Credit Agreement.


12.  TRANSACTIONS WITH RELATED PARTIES

The Company has management advisory service agreements with three investor groups. These investor groups provide certain advisory services to the Company in connection with the Acquisition as defined below.

Pursuant to an agreement, Wingate Partners, L.P. ("Wingate Partners") had agreed to provide certain oversight and monitoring services to the Company in exchange for an annual fee of up to $725,000, payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria. At the Merger, the Company paid aggregate fees to Wingate Partners of $2.3 million for services rendered in connection with the Acquisition. Wingate Partners earned an aggregate of $725,000, $603,000 and $350,000 with respect to each of the fiscal years ended 1996, 1995 and 1994, respectively, for such oversight and monitoring services. Under the agreement, the Company is obligated to reimburse Wingate Partners for its out-of-pocket expenses and indemnify Wingate Partners and its affiliates from loss in connection with these services. The agreement expires on January 31, 2002, provided that the agreement continues in effect on a year-to-year basis thereafter unless terminated in writing by one of the parties at least 180 days before the expiration of the primary term or any subsequent yearly term.

Pursuant to an agreement, Cumberland Capital Corporation ("Cumberland") has agreed to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria and (ii) previously issued shares of Associated Common Stock that converted in the Merger into 154,126 shares. Subject to certain exceptions, the issuance of such shares is subject to rescission if the agreement is terminated before January 31, 2002. At the Merger, the Company paid aggregate fees to Cumberland of $100,000 for services rendered in connection with the Acquisition. Pursuant to the agreement, Cumberland earned an aggregate of $137,500, $129,000 and $75,000 with respect to the fiscal years ended 1996, 1995 and 1994, respectively, for such oversight and monitoring services. The Company is also obligated to reimburse Cumberland for its out-of-pocket expenses and indemnify Cumberland and its affiliates from loss in connection with these services. The agreement expires on January 31, 2002, provided that the agreement continues in effect on a year-to-year basis thereafter unless terminated in writing by one of the parties at least 180 days before the expiration of the primary term or any subsequent yearly term.

Pursuant to an agreement, Good Capital Co., Inc. ("Good Capital") has an agreement to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria and (ii) previously issued shares of Associated Common Stock that converted in the Merger into 154,126 shares. Subject to certain exceptions, the issuance of such shares is subject to rescission if the agreement is terminated before January 31, 2002. At the Merger, the Company paid aggregate fees to Good Capital of $100,000 for services rendered in connection with the Acquisition. Pursuant to the agreement, Good Capital earned an aggregate of $137,500, $129,000 and $75,000 in each of the fiscal years ended 1996, 1995 and 1994, respectively, for such oversight and monitoring services. The Company is also obligated to reimburse Good Capital for its out-of-pocket expenses and indemnify Good Capital and its affiliates from loss in connection with these services. The agreement expires on January 31, 2002, provided that the agreement continues in effect thereafter on a year-to-year basis unless terminated in writing by one of the parties at least 180 days before the expiration of the primary term or any subsequent yearly term.


13.  INCOME TAXES

The provision for (benefit from) income taxes consists of the following (dollars in thousands):

                                                   Year Ended December 31,
                                                ---------------------------
                                                  1996      1995      1994
                                                -------    ------    ------
Currently payable -
  Federal                                       $14,724    $4,172    $3,090
  State                                           3,532     1,119       903
                                                -------    ------    ------
    Total currently payable                      18,256     5,291     3,993

Deferred, net -
  Federal                                         4,614      (142)      (24)
  State                                             685       (21)       24
                                                -------    ------    ------
Total deferred, net                               5,299      (163)      - -
                                                -------    ------    ------
Provision for income taxes                      $23,555    $5,128    $3,993
                                                -------    ------    ------
                                                -------    ------    ------

The Company's effective income tax rates for the years ended December 31, 1996, 1995 and 1994 varied from the statutory Federal income tax rate as set forth in the following table (dollars in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                                   1996                           1995                           1994
                                           ----------------------        ----------------------         ---------------------
                                                            % of                           % of                          % of
                                                          Pre-tax                       Pre-tax                       Pre-tax
                                            Amount         Income         Amount         Income         Amount         Income
                                            ------         ------        -------         ------         ------         ------

Tax provision based on the
  federal statutory rate                   $19,442           35.0%        $3,980           35.0%        $3,535           34.0%
State and local income taxes -
  net of federal income tax
  benefit                                    3,000            5.4            705            6.2            607            5.8
Non-deductible and other                     1,113            2.0            443            3.9           (149)          (1.4)
                                           -------           ----         ------           ----         ------           ----
Provision for income taxes                 $23,555           42.4%        $5,128           45.1%        $3,993           38.4%
                                           -------           ----         ------           ----         ------           ----
                                           -------           ----         ------           ----         ------           ----


The deferred tax assets and liabilities result from timing differences in the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (dollars in thousands):

                                                                                      DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                                     1996                                    1995
                                                          ---------------------------             ---------------------------
                                                           Assets         Liabilities              Assets         Liabilities
                                                           ------         -----------              ------         -----------

Accrued expenses                                          $17,882            $    - -             $20,351             $   - -
Allowance for doubtful accounts                            11,036                 - -              10,645                 - -
Inventory reserves and adjustments                            - -              13,795                 - -              14,756
Depreciation and amortization                                 - -              43,798                 - -              42,300
Reserve for restructuring charges
  and other                                                 6,915                 - -              13,970                 331
                                                          -------             -------             -------             -------

Total                                                     $35,833             $57,593             $44,966             $57,387
                                                          -------             -------             -------             -------
                                                          -------             -------             -------             -------


In the Consolidated Balance Sheets, these deferred assets and liabilities are classified on a net basis as current and non-current based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 1996, 1995 and 1994 (dollars in thousands):

                                                   1996      1995      1994
                                                   ----      ----      ----
     Cash paid during the year for:
          Interest                              $52,871   $36,120    $6,588
          Income taxes                           17,482     8,171     2,118

The following are supplemental disclosures of noncash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 (dollars in thousands):

     - On May 3, 1995, the Company issued stock valued at $2,406 in exchange for services related to the issuance of the Notes.
     - On March 30, 1995, the Company issued stock valued at $2,162 in exchange for services related to financing the Acquisition.
     - In 1994, the Company issued $9,000 of common stock to retire a $9,000 deferred obligation related to a transition services agreement.
     - In 1994, the Company accrued $244 for warrants which had an exercise price less than the fair market value of the common stock.
     - In 1994, the Company accrued $63 for common stock shares to be issued at less than fair market value.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments are as follows (dollars in thousands):



                                                              December 31, 1996                         December 31, 1995
                                                         ----------------------------            ----------------------------
                                                         Carrying               Fair             Carrying               Fair
                                                          Amount               Value               Amount              Value
                                                         --------             -------            --------             -------

Cash and cash equivalents                                 $10,619             $10,619             $11,660             $11,660
Current maturities of long-term
    obligations and capital lease                          46,923              46,923              23,886              23,886
Long-term debt and capital lease:
   Notes                                                  150,000             168,000             150,000             163,875
   All other                                              403,079             403,079             376,198             376,198
Interest rate collar                                          - -               1,200                 - -               3,900


The fair value of the Notes and interest rate collar are based on quoted market prices and quotes from counterparties, respectively.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                       Balance At      Additions                                      Balance
                                                        Beginning     Charged to                                       At End
                                                        of Period       Expenses       Other (3)    Deductions      of Period
                                                       ----------     ----------       --------     ----------      ---------

Reserve for Doubtful Accounts:

   Year Ended:

   December 31, 1996                                       $7,315         $7,791      $     - -      $8,788 (A)        $6,318
   December 31, 1995 (1)                                    3,496          5,169          4,776       6,126 (A)         7,315
   December 31, 1994 (2)                                    3,544          1,528                      1,576 (A)         3,496


Sales Returns:

   Year Ended:

   December 31, 1996                                       $8,973        $49,183    $       - -     $49,993 (B)        $8,163
   December 31, 1995 (1)                                      540         60,598         12,051      64,216 (B)         8,973
   December 31, 1994 (2)                                      514         42,792                     42,766 (B)           540


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

REPORT OF INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

We have audited the accompanying consolidated statements of operations, changes in stockholders' investment and cash flows of United Stationers Inc. and Subsidiary for the seven months ended March 30, 1995. Our audit also included the financial statement schedule as of March 30, 1995 and for the seven months then ended listed in the index at Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of United Stationers Inc. and Subisidiary for the seven months ended March 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ERNST & YOUNG LLP



Chicago, Illinois
June 27, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

We have audited the accompanying consolidated statement of operations, changes in stockholders' investment and cash flows of UNITED STATIONERS INC. (a Delaware Corporation) AND SUBSIDIARIES for the year ended August 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of United Stationers Inc. and Subsidiaries for the year ended August 31, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements for 1994 and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/Arthur Andersen LLP




Chicago, Illinois,
October 6, 1994.

                      UNITED STATIONERS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                                                    For the
                                                                                  SEVEN MONTHS ENDED               Year Ended
                                                                            ------------------------------         ----------
                                                                                               (UNAUDITED)
                                                                            MARCH 30,           March 31,          August 31,
                                                                               1995               1994                1994
-----------------------------------------------------------------------------------------------------------------------------

NET SALES                                                                    $980,575            $871,585          $1,473,024
COST OF SALES                                                                 814,780             717,546           1,220,245
-----------------------------------------------------------------------------------------------------------------------------
Gross profit on sales                                                         165,795             154,039             252,779
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
Warehousing, marketing and
   administrative expenses                                                    133,098             128,594             216,485
Merger-related costs                                                           27,780                 - -                 - -
-----------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                      160,878             128,594             216,485
-----------------------------------------------------------------------------------------------------------------------------
Income from operations                                                          4,917              25,445              36,294
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
Interest expense                                                               (7,640)             (6,095)            (10,722)
Interest income                                                                   140                 258                 261
Other, net                                                                         41                 117                 225
-----------------------------------------------------------------------------------------------------------------------------

Total other income (expense)                                                   (7,459)             (5,720)            (10,236)
-----------------------------------------------------------------------------------------------------------------------------

Income (Loss) before income taxes                                              (2,542)             19,725              26,058
INCOME TAXES                                                                    4,692               8,185              10,309
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                             $(7,234)            $11,540             $15,749
-----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER  OF
COMMON SHARES OUTSTANDING                                                  18,593,614          18,585,451          18,587,282
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON  SHARE                                            $(0.39)              $0.62               $0.85
-----------------------------------------------------------------------------------------------------------------------------



     See notes to consolidated financial statements.

                      UNITED STATIONERS INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                    Number of                    Capital in                                             Total
                                       Common         Common      Excess of       Retained       Treasury       Stockholders'
                                       Shares          Stock      Par Value       Earnings          Stock          Investment
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 31, 1993           18,586,627         $1,859        $91,687       $144,292          $(141)           $237,697
Net Income                                - -            - -            - -         15,749            - -              15,749
Issuance of common shares               5,427            - -             42            - -            - -                  42
Cash dividends - $0.40 per
  share on common stock                   - -            - -            - -         (7,593)           - -              (7,593)
Disposition of treasury stock             - -            - -            - -            - -            115                 115
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1994           18,592,054         $1,859        $91,729       $152,448          $ (26)           $246,010
Net Loss                                  - -            - -            - -         (7,234)           - -              (7,234)
Issuance of common shares              18,875              2            183            - -            - -                 185
Cash dividends - $0.30 per share
      on common stock                     - -            - -            - -         (5,719)           - -              (5,719)
Acquisition of treasury stock             - -            - -            - -            - -           (117)               (117)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 30, 1995            18,610,929         $1,861        $91,912       $139,495          $(143)           $233,125
-----------------------------------------------------------------------------------------------------------------------------




     See notes to consolidated financial statements.

                      UNITED STATIONERS INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                                                    For the
                                                                                  Seven Months Ended               Year Ended
                                                                            ------------------------------         ----------
                                                                                               (Unaudited)
                                                                            March 30,           March 31,          August 31,
FOR THE PERIOD ENDED                                                             1995                1994                1994
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net  Income                                                                  $ (7,234)           $ 11,540            $ 15,749
Loss on sale of fixed assets                                                      200                 494                 579
Depreciation and amortization                                                  12,595              12,103              21,236
(Decrease)/increase in deferred taxes                                          (3,933)              1,298               2,943
Increase/(decrease) in accounts payable                                        24,429             (64,918)            (28,581)
Increase/(decrease) in accrued liabilities                                     17,260             (14,407)             (7,522)
(Increase)/decrease in accounts receivable                                     (1,107)              8,062                 831
(Increase)/decrease in inventories                                            (80,947)             (7,818)              3,966
(Increase)/decrease in prepaid expenses                                        (7,475)               (752)                914
Increase in other assets                                                       (1,341)             (1,359)             (2,007)
-----------------------------------------------------------------------------------------------------------------------------
Total Adjustments                                                             (40,319)            (67,297)             (7,641)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (47,553)            (55,757)              8,108
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment                                   (7,799)             (4,487)            (10,719)
Proceeds from disposition of property, plant & equipment                           35                 200                 220
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (7,764)             (4,287)            (10,499)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in short-term debt                                          5,660                  33              (2,855)
Payments on long-term obligations                                              (4,541)             (1,269)             (1,533)
Additions to long-term obligations                                             67,444              69,348              13,246
Issuance of common shares                                                         185                  25                  42
Payment of dividends                                                           (5,719)             (5,738)             (7,593)
(Acquisition)/disposition of treasury stock                                      (117)                115                 115
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      62,912              62,514               1,422
-----------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                            7,595               2,470                (969)
Cash and Cash Equivalents at the beginning of the year                          6,920               7,889               7,889
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                           $ 14,515            $ 10,359            $  6,920
-----------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
 Interest (net of amount capitalized)                                        $  6,851            $  5,943            $ 10,199
 Income taxes                                                                   9,257               6,054               6,229
-----------------------------------------------------------------------------------------------------------------------------



     See notes to consolidated financial statements.

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

SOFTWARE CAPITALIZATION

The Company capitalizes major internal and external systems development costs determined to have benefits for future periods. Amortization expense is recognized over the periods in which the benefits are realized, generally not to exceed three years. Amortization expense was $1,795,000 and$2,376,000 in 1995 and 1994, respectively.
FOREIGN CURRENCY TRANSLATION

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

RECLASSIFICATION

The Consolidated Statements of Operations reflect a reclassification of certain delivery and occupany costs from operating expense to cost of goods sold to conform the Company's presentation to the presentation used by others in the busienss products industry. The following table sets forth the impact of the reclassification for the years presented in the Consolidated Statements of
Operations:


                                                             Seven Months Ended      For the Year Ended
                                                          -----------------------    ------------------
                                                          March 30,     March 31,       August 31,
                                                               1995          1994             1994
                                                               ----          ----             ----

Gross Margin as a Percent of Net Sales:
   Gross margin prior to reclassification                      21.1%          22.5%          21.9%
   Gross margin as reported herein                             16.9%          17.7%          17.2%
Operating Expenses as a Percent of Net Sales:
   Operating expense ratio prior to
    reclassification                                           20.6% (1)      19.6%          19.4%
   Operating expense ratio as reported herein                  16.4% (1)      14.8%          14.7%


(1)  Includes $27.8 million nonrecurring Merger-related costs.

3.   PENSION PLANS AND POSTRETIREMENT BENEFITS

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

Net periodic pension cost for 1995 and 1994 for pension and supplemental benefits plans includes the following components (in thousands of dollars):

---------------------------------------------------------------------------
                                                        1995           1994
---------------------------------------------------------------------------
Service cost - benefits earned during the period      $1,084         $1,863
Interest cost on projected benefits obligation           909          1,436
Actual return on assets                                 (780)           263
Net Amortization and Deferral                            494         (1,807)
----------------------------------------------------------------------------
Net periodic pension cost                             $1,707         $1,755
---------------------------------------------------------------------------

The projected benefit obligations for 1995 and 1994 were determined using an assumed discount rate of 7.5%. The assumed rate of compensation increase ranged from 0% to 5.5%, andthe expected long-term rate of return on assets used in determining net periodic pension cost was 7.5%.

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

The cost of postretirement health care benefits for the seven months ended March 30, 1995 and the year ended August 31, 1994 are as follows (in thousands of dollars):

                                                             1995      1994
---------------------------------------------------------------------------
Service cost                                             $    109   $   246
Interest on accumulated benefits obligation                   106       146
Amortization of transition obligation                          58       100
---------------------------------------------------------------------------
Net postretirement benefit cost                          $    273   $   492
---------------------------------------------------------------------------

The Company has a qualified Profit Sharing Plan in which all salaried employees and certain hourly paid employees of the Company are eligible to participate upon completion of six consecutive months of employment. The Profit Sharing Plan provides for annual contributions by the Company in an amount determined by the Board of Directors. The Plan also permits employees to have contributions made as 401(k) salary deferrals on their behalf and to make after-tax voluntary contributions. The Plan provides that the Company may match employee contributions as 401(k) salary deferrals. Company contributions to the Plan for both profit sharing and matching of employee contributions were approximately $0.8 million in 1995 and $0.5 million in 1994.

4.   STOCK INCENTIVE PLANS

As a result of the change in control of the Company, the Company paid out approximately $3.0 million to option holders representing the difference between the tender offer price of the stock ($15.50 per share) and the option exercise price. The amount was included in merger-related costs in 1995.

Under the Directors' Stock Option Plan, the Company granted options for 7,500 shares at a price of $13.75 per share in 1995 and 7,500 shares at a price of $15.25 per share in 1994. The Directors' Option Plan provides for the granting of options covering up to 100,000 shares of the Company's common stock, subject to anti-dilution adjustments. Options are exercisable at any time after they are granted, but for not more than ten years after the option's grant. As of the period ended 1995 and 1994, 0 and 41,000 options were outstanding, respectively.

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

The following table summarizes the transactions of the 1981 and 1985 Option Plans for 1995 and 1994:


1981 Stock Incentive Award Plan                                Option Price                       Option Price
(excluding restricted stock)                      1995                Range          1994                Range
--------------------------------------------------------------------------------------------------------------
Options outstanding at
  beginning of the period                     1,135,060        $8.64-$19.39        891,350        $8.64-$19.39
Granted                                         100,000              $10.50        401,050       $10.00-$16.25
Exercised                                       (22,860)        $8.64-$9.29         (3,520)      $ 8.64-$13.75
Canceled(1)                                  (1,212,200)       $8.64-$19.39       (153,820)      $ 8.64-$19.39
                                             -----------                          ---------
Options outstanding at end
  of the period                                     - -                          1,135,060
--------------------------------------------------------------------------------------------------------------
1985 Non-qualified Stock                                       Option Price                       Option Price
 Option Plan                                       1995               Range           1994               Range
--------------------------------------------------------------------------------------------------------------
Options outstanding at
  beginning of the period                       109,500       $14.78-$18.09        109,500       $14.78-$18.09
Granted                                             - -                 - -            - -                 - -
Exercised                                           - -                 - -            - -                 - -
Canceled(1)                                    (109,500)      $14.78-$18.09            - -                 - -
                                               ---------                      ------------
Options outstanding at end
of the period                                       - -                            109,500
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


1 As a result in change in control of the Company, the Company paid out to option holders the difference between the tender offer price of the stock ($15.50 per share) and the option exercise price. The total amount was included in merger-related costs in 1995.

5.   LEASES

The Company has entered into several non-cancelable long-term leases on property and equipment. Rental expense for all operating leases was approximately $7,731,000 and $13,549,000 in 1995 and 1994, respectively.


6.  INCOME TAXES

The Company provides for income taxes at statutory rates based on income reported for financial statement purposes. A summary of income tax expense is shown below (in thousands of dollars):

-------------------------------------------------------------------------------
                                                            1995           1994
-------------------------------------------------------------------------------
Taxes currently payable
    Federal                                               $14,122        $7,059
    Other tax credits                                         - -            (5)
    State                                                   2,584         1,591
Prepaid and deferred taxes                                (12,014)        1,664
-------------------------------------------------------------------------------
                                                         $  4,692       $10,309
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The table below records the differences between the statutory income tax rate and the Company's effective income tax rate:

-------------------------------------------------------------------------------
                                                             1995          1994
-------------------------------------------------------------------------------
Statutory Federal income tax                                35.0%         35.0%
State income taxes, net of the Federal
  income tax benefit                                         (4.9)          4.8
Losses from foreign subsidiaries                              - -           1.9
Liquidation of a foreign subsidiary                           - -          (3.9)
Non-deductible goodwill amortization                         (9.0)          1.5
Non-deductible merger-related expenses                     (208.3)          - -
Other, net                                                    2.6            .3
-------------------------------------------------------------------------------
Effective income tax rate                                  (184.6)%       39.6%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      UNITED STATIONERS INC. AND SUBSIDIARY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                              BALANCE AT    ADDITIONS                    BALANCE
                               BEGINNING   CHARGED TO                     AT END
                               OF PERIOD     EXPENSES    DEDUCTIONS    OF PERIOD
                               ---------     --------    ----------    ---------

Reserve for Doubtful Accounts:
   Period ended:
     March 30, 1995*             $ 4,010     $ 2,510      $1,745 (A)    $ 4,775
     August 31, 1994               3,964       5,750       5,704 (A)      4,010

Sales Returns, Rebates and
   Allowances Period ended:
     March 30, 1995*             $31,293     $43,523     $48,371 (B)    $26,445
     August 31, 1994              25,552      67,970      62,229 (B)     31,293


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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to those individuals who are currently serving as members of the Board of Directors or as executive officers of the Company on February 1, 1997:

Name                     Age                                Position
--------------------------------------------------------------------------------
Frederick B Hegi, Jr.. . . 53      Director, Chairman of the Board, President
                                    and Chief Executive Officer
Michael D. Rowsey. . . . . 44      Director and Executive Vice President
Daniel H. Bushell. . . . . 45      Executive Vice President, Chief Financial
                                    Officer and Assistant Secretary
Steven R. Schwarz. . . . . 43      Executive Vice President
Robert H. Cornell. . . . . 57      Vice President, Human Resources
Otis H. Halleen. . . . . . 62      Vice President, Secretary and General Counsel
James A. Pribel. . . . . . 43      Treasurer
Albert Shaw. . . . . . . . 47      Vice President, Operations
Ergin Uskup. . . . . . . . 59      Vice President, Management Information
                                    Systems and Chief Information Officer
Gary G. Miller . . . . . . 46      Director and Assistant Secretary
Thomas W. Sturgess . . . . 46      Director
James T. Callier, Jr.. . . 61      Director
Daniel J. Good . . . . . . 56      Director
Jeffrey K. Hewson. . . . . 53      Director
James A. Johnson . . . . . 42      Director
Joel D. Spungin. . . . . . 59      Director


Set forth below is a description of the backgrounds of the directors and executive officers of the Company. There is no family relationship between any directors or executive officers of the Company. Officers of the Company are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

FREDERICK B. HEGI, JR. assumed the position of Chairman of the Board, President and Chief Executive Officer on an interim basis on November 18, 1996 as a result of the resignation of Thomas W. Sturgess. Mr. Hegi was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Hegi is a general partner of various Wingate entities, including the indirect general partner of each of Wingate Partners and Wingate II. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi also serves as Chairman of the Executive Committee of the Board of LoomisFargo & Co., a provider of armored car and related services ("Loomis"). Mr. Hegi also serves as Chairman of ITCO Holding Company, Inc., the parent corporation of ITCO Tire Company, a tire distributor, Tahoka First Bancorp, Inc., a bank holding company, and Cedar Creek Bancshares, Inc., a bank holding company, Lone Star Technologies, Inc., a diversified company engaged in the manufacturing of steel pipe, Cattle Resources, Inc., a manufacturer of animal feeds and operator of commercial cattle feedlots.

MICHAEL D. ROWSEY was elected to the Board of Directors upon consummation of the Merger and became Executive Vice President of the Company upon consummation of the Merger with primary responsibility for field operations. Prior to the Merger, Mr. Rowsey had been a director of Associated since 1992 and President and Chief Operating Officer of Associated since January 1992. From 1979 to January 1992, Mr. Rowsey served in various capacities with Boise Cascade Office Products Corp., most recently as the North Regional Manager.

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

STEVEN R. SCHWARZ became Executive Vice President of the Company upon consummation of the Merger with primary responsibility for marketing and merchandising. Prior thereto, he was Senior Vice President, Marketing of United since June 1992 and had previously been Senior Vice President, General Manager, Micro United since 1990 and Vice President, General Manager, Micro United since September 1989. He had held a staff position in the same capacity since February 1987.

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

GARY G. MILLER was elected to the Board of Directors upon consummation of the Merger and became Assistant Secretary of the Company on June 27, 1995. Mr. Miller served as Vice President and Secretary of the Company from consummation of the Merger until June 27, 1995. Prior thereto, Mr. Miller had been a director of Associated since 1992 and Vice President and Secretary of Associated since January 1992. Mr. Miller also currently serves as President of Cumberland Capital, a private investment firm which is located in Fort Worth, Texas. In addition, from 1977 to December 1993, Mr. Miller served as Executive Vice President, Chief Financial Officer and a director of AFG Industries, Inc., and its parent company, Clarity Holdings Corp. He is Chairman of the Board of both CFData Corp., a nationwide provider of check collection and check verification services, and Fore Star Golf, Inc., which was formed in 1993 to own and operate golf course facilities.

THOMAS W. STURGESS became President and Chief Executive Officer of the Company on May 31, 1995 and Chairman of the Board of the Company upon consummation of the Merger. On November 18, 1996, Mr. Sturgess resigned as Chairman of the Board, President and Chief Executive Officer of the Company. Prior to the Merger, Mr. Sturgess served as Chairman of the Board and Chief Executive Officer of Associated since January 1992 and had been Chairman of the Board and Chief Executive Officer of ASI since December 1994. Since 1987, Mr. Sturgess has served as a general partner of various Wingate entities, including the indirect general partner of each of Wingate Partners and a special limited partner of Wingate II. Mr. Sturgess has not actively participated in the management of Wingate Partners or the Wingate entities since December 31, 1995.

JAMES T. CALLIER, JR. was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Callier is a general partner of Wingate Partners, and has served as President of Callier Consulting, Inc., an operating management firm, since 1985. Mr. Callier currently serves as Chairman of the Board of Century Products, a manufacturer of baby seats and other juvenile products ("Century Products"), as a director of Redman Building Products, Inc., a manufacturer of aluminum and vinyl windows, as a Director of Loomis, and as an advisory director of Wingate II.

DANIEL J. GOOD was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Good is Chairman of Good Capital Co., Inc., an investment firm in Lake Forest, Illinois. Until June 1995, Mr. Good was Vice Chairman of Golden Cat Corp., the largest producer of cat litter in the United States, and prior thereto he was Managing Director of Merchant Banking for Shearson Lehman Bros., President of A.G. Becker Paribas, Inc.

JEFFREY K. HEWSON was elected to the Board of Directors in 1991. Mr. Hewson served as President and Chief Executive Officer of the Company from consummation of the Merger until May 31, 1995. Prior thereto, he was President and Chief Operating Officer of United since April 1991. He had been Executive Vice President of United since March 1990. Prior to that, he had been President of ACCO International's U.S. Division since 1989 and President of its Canadian Division since 1987. ACCO International is a manufacturer of traditional office products and a subsidiary of American Brands, Inc., which is a global consumer
products holding company.   Mr. Hewson currently serves as President and Chief
Executive Officer of Beckley Cardy Group, a distributor of supplies, furniture and equipment to the educational market.

JAMES A. JOHNSON was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Johnson is a general partner of various Wingate entities, including the indirect general partner of Wingate II. From 1980 until he joined Wingate Partners in 1990, Mr. Johnson served as a Principal of Booz-Allen & Hamilton, an international management consulting firm. Mr. Johnson currently serves as a director of Century Products, and Chairman of the Board of Directors of Redman Building Products.

JOEL D. SPUNGIN has served as a member of the Board of Directors since 1972 and prior to the consummation of the Merger was Chairman of the Board of Directors and Chief Executive Officer of United since August 1988. From October 1989 until April 1991, he was also President of United. Prior to that, since March 1987, Mr. Spungin was Vice Chairman of the Board and Chief Executive Officer of United. Previously, since August 1981, Mr. Spungin was President and Chief Operating Officer of United. He also serves as a general partner of DMS Enterprises, L.P., a management advisory and investment partnership, and as a director of AAR Corp., an aviation and aerospace company, and Home Products International, Inc., a manufacturer of home improvement products.

Messrs. Sturgess, Rowsey, Miller, Callier, Good, Hegi and Johnson were elected to the Board of Directors pursuant to a voting trust.

The Charter provides that the Board of Directors shall be divided into three classes, each class as nearly equal in number as possible, and each term consisting of three years. The directors currently in each class are as follows:
Class I (having terms expiring in 1999)--Messrs. Good, Johnson and Hewson; Class II (having terms expiring in 1997)--Messrs. Hegi, Rowsey, Miller and Sturgess (who will not be standing for re-election) and Class III (having terms expiring in 1998)--Messrs. Callier and Spungin.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 1997, to be filed within 120 days after the end of the Registrant's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 1997, to be filed within 120 days after the end of the Registrant's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 1997, to be filed within 120 days after the end of the Registrant's fiscal year.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements, schedules and exhibits are filed as part of this report:
                                                                        PAGE NO.
                                                                        --------
     (1)  Financial Statements of the Company
          Report of Independent Auditors                                     19
          Report of Independent Public Accountants                           20
          Consolidated Statements of Income for the years ended
             December 31, 1996, 1995 and 1994                                21
          Consolidated Balance Sheets as of December 31, 1996 and 1995    22-23
          Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 1996, 1995 and 1994         24-25
          Consolidated Statements of Cash Flows for the years ended
             December 31, 1996, 1995 and 1994                                26
          Notes to Consolidated Financial Statements                      27-41

          Financial Statement Schedule
          II.  Valuation and Qualifying Accounts. . . . . . . . . . .        42

               All other financial statements and schedules not listed have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

(2)       Financial Statements of United
          Report of Independent Auditors . . . . . . . . . . . . . .         43
          Report of Independent Public Accountants . . . . . . . . .         44
          Consolidated Statements of Operations for the seven
           months ended March 30, 1995 and March 31, 1994
           (unaudited), and for the year ended August 31, 1994 . . .         45
          Consolidated Statements of Changes in Stockholders'
           Investment for the seven months ended March 30, 1995,
           and for the year ended August 31, 1994. . . . . . . . . .         46
          Consolidated Statements of Cash Flows for the for the
           seven months ended March 30, 1995 and March 31, 1994
           (unaudited), and for the year ended August 31, 1994 . . .         47

          Notes to Consolidated Financial Statements . . . . . . . .      48-53

          Financial Statement Schedule . . . . . . . . . . . . . . .
          II.  Valuation and Qualifying Accounts . . . . . . . . . .         54
               All other financial statements and schedules not listed have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.
    (3)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
 NUMBER                  DESCRIPTION
 ------                   -----------
   4.1 Charter (Exhibit 3(a) to the Company's Annual Report on Form 10-K dated November 19, 1987)(3).
   4.2         Certificate of Ownership and Merger merging Associated into
               United(2).
   4.3         Restated Bylaws(1).
   9.1 Voting Trust Agreement, dated as of January 31, 1992, among the Company, the stockholders party thereto and Messrs. Sturgess, Hegi, Miller, Good and Johnson, as voting trustees(1).
   9.2 First Amendment to Voting Trust Agreement, dated as of March 30, 1995, among the Company, the stockholders party thereto and Messrs. Sturgess, Hegi, Miller, Good and Johnson, as voting trustees(1).
  10.1 Credit Agreement, dated as of March 30, 1995, among USSC, the Company, certain Lenders named therein and Chase Bank, as Agent and Lender (Exhibit 4.A.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)(3).
  10.2 Waiver and Amendment No. 1, dated as of April 13, 1995, among USSC, the Company, each of the lenders party thereto and Chase Bank(1).
  10.3 Waiver and Amendment No. 2, dated as of December 21, 1995, among the Company, United, each of the lenders party thereto and Chase Bank(4).
  10.4 Assumption Agreement, dated as of March 30, 1995, among USSC, the Company and Chase Bank, as agent (included in Exhibit 10.1, Exhibit F).
  10.5 Form of Revolving Credit Note, issuable under the Credit Agreement (included in Exhibit 10.1, Exhibit A-I).
  10.6 Form of Tranche A Term Loan Note, issuable under the Credit Agreement (included in Exhibit 10.1, Exhibit A-2).
  10.7 Form of Tranche B Term Loan Note, issuable under the Credit Agreement (included in Exhibit 10.1, Exhibit A-3).
  10.8 Security Agreement, dated as of March 30, 1995, between USSC and Chase Bank, as agent (included in Exhibit 10.1, Exhibit C).
  10.9 Form of Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 30, 1995, by USSC in favor of Chase Bank (included in Exhibit 10.1, Exhibit E).
 10.10 Registration Rights Agreement, dated as of April 26, 1995, among the Company, USSC and the Initial Purchaser(1).
 10.11 Purchase Agreement, dated April 26, 1995, among the Company, USSC, and the Initial Purchaser(1).
 10.12 Registration Rights Agreement, dated as of January 31, 1992, between the Company and CMIHI (included in Exhibit 10.15, Annex
               2).
 10.13 Amendment No. 1 to Registration Rights Agreement, dated as of March 30, 1995, among the Company, CMIHI and certain other holders of Lender Warrants(1).
 10.14 Amended and Restated Registration Rights Agreement, dated as of March 30, 1995, among the Company, Wingate Partners, Cumberland, Good Capital Co., Inc. and certain other Company stockholders(1).
 10.15 Warrant Agreement, dated as of January 31, 1992, among the Company, USSC and CMIHI(1).

 10.16 Amendment No. 1 to Warrant Agreement, dated as of October 27, 1992, among the Company, USSC, CMIHI and the other parties thereto(1).
 10.17 Letter Agreement dated as of February 10, 1995, amending certain provisions of the Warrant Agreement, among the Company, USSC, CMIHI and the other parties thereto(4).
 10.18 Amendment No. 2 to Warrant Agreement, dated as of March 30, 1995, among the Company, USSC, CMIHI and the other parties thereto(1).
 10.19 Amendment No. 3 to Warrant Agreement, dated as of July 28, 1995, among the Company, USSC, CMIHI and the other parties thereto(4).
 10.20         Exhibit intentionally omitted.
 10.21 Warrant Agreement, dated as of January 31, 1992, between the Company and Boise Cascade Corporation(1).
 10.22 Amendment No. 1 to Warrant Agreement, dated as of March 30, 1995, between the Company and Boise Cascade Corporation(1).
 10.23 Indenture, dated as of May 3, 1995, among USSC, the Company and The Bank of New York(1).
 10.24 First Supplemental Indenture, dated as of July 28, 1995, among USSC, the Company, and the Bank of New York(1).
 10.25 Investment Banking Fee and Management Agreements, dated as of January 31, 1992, among the Company, USSC and each of Wingate Partners, Cumberland and Good Capital Co., Inc.(1).
 10.26 Amendment No. 1 to Investment Banking Fee and Management Agreements, dated as of March 30, 1995, among USSC, the Company and each of Wingate Partners, Cumberland and Good Capital Co., Inc.(1).
 10.27         1992 Management Stock Option Plan, dated as of January 31,
               1992(1).
 10.28 Amendment No. 1 to 1992 Management Stock Option Plan, dated as of March 30, 1995(1).
 10.29 Amendment No. 2 to 1992 Management Stock Option Plan, dated as of September 27, 1995(4).
 10.30 Letter agreements, dated January 31, 1992, between the Company (as successor-in-interest to Associated) and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller, Daniel J. Schleppe, Duane J. Ratay and Daniel H. Bushell regarding grants of stock options(1).
 10.31 Amendment to Stock Option Grants, dated as of March 30, 1995, between the Company and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller, Daniel J. Schleppe, Duane J. Ratay and Daniel H. Bushell(1).
 10.32 Forms of Stock Option Agreements, dated October 2, 1995, granting options to certain management employees, subject to stockholder approval of Amendment No. 2 to Stock Option Plan(4).
 10.33 Forms of Amendments to Stock Option Grants, dated September 29, 1995, between the Company and each of Michael D. Rowsey, Robert
               W. Eberspacher, Lawrence E. Miller, Daniel J. Schleppe and Daniel
               H. Bushell(4).
 10.34 Stock Option Agreements, dated as of January 1, 1996, between the Company and Thomas W. Sturgess, granting options subject to stockholder approval of Amendment No. 2 to Stock Option Plan(4).
 10.35 Executive Stock Purchase Agreements, dated as of January 31, 1992, among the Company, Wingate Partners, ASI Partners, L.P. and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller and Daniel J. Schleppe(1).
 10.36 First Amendments to Executive Stock Purchase Agreements, dated as of March 30, 1995, among the Company, Wingate Partners, ASI Partners, L.P. and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller and Daniel J. Schleppe(1).
 10.37         Management Incentive Plan for period 4/1/95 through 12/31.95(4).
 10.38         Management Incentive Plan for 1996(4).
 10.39         Management Incentive Plan for 1997 *

 10.40         1997 Special Bonus Plan *
 10.41         Intentionally Omitted
 10.42         Intentionally Omitted
 10.43         Intentionally Omitted
 10.44         Intentionally Omitted
 10.45 Profit Sharing PluSavings Plan (Exhibit 10(a)(i)(F)(2)(f) to the Company's Report on Form 10-K dated November 20, 1989(3).
 10.45.1       United Stationers 401(k) Savings Plan, restated as of March 1,
               1996*
 10.46 United Stationers Supply Co. Pension Plan as amended (See the Company's Reports on Form 10-K for the fiscal years ended August 31, 1985, 1986, 1987 and 1989(3).
 10.47         Amendment to Pension Plan adopted February 10, 1995(2).
 10.48         One Time Merger Integration Bonus Plan(4).
 10.49 Employment Agreements, dated as of January 31, 1992, among the Company, USSC and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller, Daniel J. Shleppe, Duane J. Ratay and Daniel H. Bushell(1).
 10.50 Amended and Restated Employment and Consulting Agreement dated April 15, 1993 among the Company, USSC and Joel D. Spungin (Exhibit 10(b) to the Company's Report on Form 10-K dated November 22, 1993(3).
 10.51 Amendment dated February 13, 1995 to the Amended and Restated Employment and Consulting Agreement among the Company, USSC and Joel D. Spungin(2).
 10.52         Intentionally Omitted
 10.53         Intentionally Omitted
 10.54         Intentionally Omitted
 10.55         Intentionally Omitted
 10.56         Intentionally Omitted
 10.57         Intentionally Omitted
 10.58 Employment and Consulting Agreement dated March 1, 1990 between the Company, USSC and Jeffrey K. Hewson (Exhibit 10(1) to the Company's Report on Form 10-K dated November 20, 1990)(3).
 10.59 Amendment dated April 10, 1991 of Employment and Consulting Agreement between the Company, USSC and Jeffrey K. Hewson (Exhibit 10(1)(I) to the Company's Report on Form 10-K dated November 25, 1991)(3).
 10.60 Amendment dated September 1, 1994 of Hewson Employment and Consulting Agreement (Exhibit 10(e)(ii) to the Company's Report on Form 10-K dated November 23, 1994)(3).
 10.61 Amendment to Employment and Consulting Agreement dated February 13, 1995 between the Company, USSC and Jeffrey K. Hewson(2).
 10.62 Amendment dated May 25, 1995 to Employment and Consulting Agreement between the Company, USSC and Jeffrey K. Hewson(4).
 10.63 Severance Agreement between the Company, USSC and James A. Pribel dated February 13, 1995(2).
 10.64 Letter Agreement dated February 13, 1995 between the Company and Ergin Uskup(2).
 10.65 Amendment dated August 30, 1995 to Employment and Consulting Agreement between the Company, USSC and Steven R. Schwarz(4).
 10.66 Amendment dated August 30, 1995 to Employment and Consulting Agreement between the Company, USSC and Ted S. Rzeszuto(4).
 10.67 Employment Agreements dated October 1, 1995 between USSC and each of Daniel H. Bushell, Michael D. Rowsey, Steven R. Schwarz, Robert H. Cornell, Ted S. Rzeszuto, and Al Shaw(4).
 10.68         Employment Agreement dated November 1, 1995 between USSC and Otis
               H. Halleen(4).
 10.69 Employment Agreement dated as of January 1, 1996 between the Company, USSC and Thomas W. Sturgess(4).

 10.70 Deferred Compensation Plan. (Exhibit 10(f) to the Company's Annual Report on Form 10-K dated October 6, 1994)(3).
 10.71 Consulting Agreement dated October 1,1995 between the Company and Jeffrey K. Hewson(4).
 10.72 Letter Agreement dated November 29, 1995 granting shares of restricted stock to Joel D. Spungin(4).
 10.73 Option Agreement dated November 29, 1995 between the Company and Jeffrey K. Hewson(4).
 10.74 Lease Agreement dated as of March 4, 1988 between Crow-Alameda Limited Partnership and Stationers Distributing Company, Inc., as amended(1).
 10.75 Industrial Real Estate Lease, dated as of May 17, 1993, among Majestic Realty Co. and Patrician Associates, Inc., as landlord, and United Stationers Supply Co., as tenant(1).
 10.76 Standard Industrial Lease, dated as of March 15, 1991, between Shelley B. and Barbara Detrik and Lynn Edwards Corp.(1).
 10.77 Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni and Yolanda M. Panattoni, as landlord, and United Stationers Supply Co., as tenant(1).
 10.78 Lease dated as of February 1, 1993, between CMD Florida Four Limited Partnership and United Stationers Supply Co., as amended(1).
 10.79 Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc.(1).
 10.79.1 First Amendment to Industrial Lease dated January 23, 1997 between ERI-CA, Inc. as successor to Carol Poaint Builders I and USSC as successor to Associated Stationers, Inc.*
 10.80 Lease, dated March 22, 1973, between National Boulevard Bank of Chicago, a trustee under Trust Agreement dated March 15, 1973 and known as Trust No. 4722, and United Supply Co., as amended(1).
 10.81 Lease Agreement, dated July 20, 1993, between OTR, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio, and United Stationers Supply Co., as amended(1).
 10.82 Lease Agreement, dated as of December 20, 1988, between Corporate Property Associates 8, L.P., and Stationers Distributing Company, Inc., as amended(1).
 10.83 Industrial Lease, dated as of February 22, 1988, between Northtown Devco and Stationers Distributing Company, as amended(1).
 10.84 Lease, dated as of April 17, 1989, between Isaac Heller and United Stationers Supply Co., as amended(1).
 10.85 Lease Agreement, dated as of May 10, 1984, between Westbelt Business Park Joint Venture and Boise Cascade Corporation, as amended(1).
 10.86 Lease, dated as of January 19, 1981, between Propco, Inc. and Crown Zellerbach Corporation, as amended(1).
 10.87 Lease Agreement, dated as of August 17, 1981, between Gulf United Corporation and Crown Zellerbach Corporation, as amended(1).
 10.88         Lease Agreement, dated as of March 31, 1978, among Gillich O.
               Traughber and J. T. Cruin, Joint Venturers, and Boise Cascade Corporation, as amended(1).
 10.89 Lease Agreement, dated November 7, 1988, between Dalware II Associates and Stationers Distributing Company, Inc., as amended(1).
 10.90 Lease Agreement, dated November 7, 1988, between Central East Dallas Development Limited Partnership and Stationers Distributing Company, Inc., as amended(1).
 10.91 Lease Agreement, dated as of March 17, 1989, between Special Asset Management Company of Texas, Inc., and Stationers Distributing Company, Inc., as amended(1).
 10.92 Sublease, dated January 9, 1992, between Shadrall Associates and Stationers Distributing Company, Inc.(1).
 10.93 Industrial Lease, dated as of June 12, 1989, between Stationers Distributing Company, Inc. and Dual Asset Fund V, as amended(1).

 10.94 Lease Agreement, dated as of July, 1994, between Bettilyon Mortgage Loan Company and United Stationers Supply Co.(1).
 10.95 Agreement of Lease, dated as of January 5, 1994, between the Estate of James Campbell, deceased, and United Stationers Supply Co.(1).
 10.96 Lease Agreement dated January 5, 1996 between Robinson Properties, L.P. and USSC(4).
 10.97 Real Estate Agreement dated January 9, 1996 between USSC as seller and Seid Street, Ltd. as purchaser (4).
 10.98 Real Estate Agreement dated October 19, 1995 between USSC as seller and Boise Cascade Office Products Corporation as purchaser(4).
 10.99 Agreement for Data Processing Services, dated January 31, 1992, between USSC (as successor-in-interest to ASI) and Affiliated Computer Services, Inc.(1).
10.99.1        Stock Purchase Agreement between United Stationers Supply Co.
               ("Purchaser") and Lagasse Bros., Inc. ("Company") and Kevin C. Lagasse, Cynthia Lagasse, David C. Lagasse, Linette Lagasse Abadie, Clinton G. Lagasse, Raymond J. Lagasse and Rickey Lagasse being all of the shareholders of the Company (the "Shareholders")(Exhibit 99.1 to Registrant's Report on Form 8-K filed November 5, 1996)(3)
10.99.2 Amended and Restated Credit Agreement dated October 31, 1996 (amending and restating the Credit Agreement dated as of March 30, 1995)(Exhibit 99.2 to Registrant's Report on Form 8-K filed November 5, 1996)(3)
10.100 Amended and Restated First Amendment to Agreement for Data Processing Services, dated as of August 29, 1995, between USSC and Affiliated Computer Services, Inc.(1).
10.101         Intentionally omitted
10.102         Intentionally omitted
10.103 US Employee Benefits Trust Agreement dated March 21, 1995 between the Company and American National Bank and Trust Company of Chicago as Trustee(2).
10.104 USI Bonus Benefits Trust Agreement dated March 21, 1995 between the Company and American National Bank and Trust Company of Chicago as Trustee(2).
10.105 Certificate of Insurance covering directors' and officers' liability insurance effective November 1, 1994 through November 1, 1995 (Exhibit 10.57 to the Company's Report on Form 10-K dated June 27, 1995)(3).
10.106 Certificate of Insurance covering directors' and officers' liability insurance effective March 30, 1995 through March 30, 1996 (Exhibit 10.81 to the Company's Form S-3 (No. 33-62739), as amended)(3).
10.107         Amendment to Medical Plan Document for the Company(2).
10.108         The Company Severance Plan, adopted February 10, 1995(2).
10.109 Securities Purchase Agreement, dated as of July 28, 1995, among the Company, Boise Cascade, Wingate Partners, Wingate II, Wingate Affiliates, Wingate Affiliates II, ASI Partners III, L.P., the Julie Good Mora Grantor Trust and the Laura Good Stathos Grantor Trust(2).
10.110 Amendment dated February 23, 1996 to Option Agreements between the Company and Thomas W. Sturgess (Exhibit 10.110 to the Company's report on Form 10-K dated March 28, 1996).
10.111 Amendment No. 3 to United Stationers Inc. Management Equity Plan, dated as of September 27, 1995 (Exhibit 10.111 to the Company's report on Form 10-K dated March 28, 1996).
10.112 Amendment No. 2 dated March 5, 1996 to Stock Option Agreements between the Company and Thomas W. Sturgess (Exhibit 10.112 to the Company's report on Form 10-K dated March 28, 1996).
10.113 Amendment to Employment Agreement dated March 5, 1996 between the Company, USSC and Thomas W. Sturgess (Exhibit 10.113 to the Company's report on Form 10-K dated March 28, 1996).

 10.114        Agreement dated November 18, 1996 between Thomas W. Sturgess, the
               Company and USSC.*
 10.115        Lease Agreement commencing March 1, 1997 between Amber Jack
               Limited Partnership and USSC.*
 10.116        Lease Agreement dated September 20, 1996 between Davis
               Partnership and USSC.*
    21         Subsidiaries of the Company.*
  23.1         Consent of Ernst & Young LLP, Independent Auditors.*
  23.2         Consent of Arthur Andersen LLP, Independent Public Accountants.*
  23.3         Consent of Arthur Andersen LLP, Independent Public Accountants.*
  24.1         Powers of Attorney of directors and executive officers of the
               Registrant.  (Included on Page II-8 of Registration Statement on
               Form S-2)(4).
  27.1         Financial Data Schedule for the Company (EDGAR filing only).*
  27.2         Financial Data Schedule for USSC (EDGAR filing only).*
     *         Filed herewith.
   (1)         Incorporated by reference to the Company's Form S-1 (No. 33-
               59811), as amended, initially filed with the Commission on June
               12, 1995.
   (2)         Incorporated by reference to the Company's Schedule 14D-9 dated
               February 21, 1995.
   (3)         Incorporated by reference to other prior filings of the Company as indicated.
   (4)         Incorporated by reference to the Company's Form S-2 (No. 333-
               01089) as filed with the Commission on February 20, 1996.

B) Reports on Form 8-K were filed by the Registrant on October 21, 1996, November 5, 1996, and November 19, 1996

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


                                        BY:    /s/Daniel H. Bushell
                                             ----------------------------
                                             Daniel H. Bushell
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Assistant Secretary
                                             (principal accounting officer)
Dated:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                   CAPACITY                              DATE
         ---------                   --------                              ----

  /s/Frederick B. Hegi, Jr.        Chairman of the Board of Directors,
-----------------------------      President and Chief Executive Officer
  Frederick B. Hegi, Jr.


  /s/Michael D. Rowsey             Executive Vice President
-------------------------          and a Director
  Michael D. Rowsey



  /s/JAMES T. CALLIER, JR.         Director
-------------------------
  James T. Callier, Jr.


  /s/Daniel J. Good                Director
-------------------------
  Daniel J. Good


  /s/Jeffrey K. Hewson             Director
-------------------------
  Jeffrey K. Hewson


  /s/James A. Johnson              Director
-------------------------
  James A. Johnson


  /s/Gary G. Miller                Director
-------------------------
  Gary G. Miller


  /S/JOEL D. SPUNGIN               Director
-------------------------
  Joel D. Spungin


  /s/Thomas W. Sturgess            Director
-------------------------
  Thomas W. Sturgess