Form 10-Q
period 1997-03-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1997-04-30
CIK 355999, 945633

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC   20549

                               FORM 10-Q



(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1997

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


On April 24, 1997, United Stationers Inc. had outstanding 11,446,306 shares of Common Stock, par value $0.10 per share, and 758,994 shares of Nonvoting Common Stock, $0.01 par value per share. On April 24, 1997, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                UNITED STATIONERS INC. AND SUBSIDIARIES

            Form 10-Q For The Quarter Ended March 31, 1997





                                 INDEX



     PART I - FINANCIAL INFORMATION                       PAGE


       Important Explanatory Note                            3


       Independent Accountant's Review Report                4


       Condensed Consolidated Balance Sheets as of
          March 31, 1997 and December 31, 1996               5


       Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 1997
          and 1996                                           6


       Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1997
          and 1996                                           7


    Notes to Condensed Consolidated Financial Statements     8


       Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11


  PART II - OTHER INFORMATION                               15


  SIGNATURE                                                 16


  INDEX TO EXHIBITS                                         17

                UNITED STATIONERS INC. AND SUBSIDIARIES

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

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Stationers Inc. as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                         /s/Ernst & Young LLP




Chicago, Illinois
April 17, 1997

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS
                                               (Unaudited)   (Audited)
                                                 March 31,  December 31,
                                                    1997        1996
CURRENT ASSETS:
 Cash and cash equivalents                $      17,584  $      10,619
 Accounts receivable, net                       255,854        291,401
 Inventories                                    452,989        463,239
 Other                                           25,164         25,221
       Total Current Assets                     751,591        790,480

PROPERTY, PLANT AND EQUIPMENT, at cost          226,650        225,041
Less-Accumulated depreciation and amortization  (56,864)      (51,266)
       Net Property, Plant and Equipment        169,786        173,775

GOODWILL                                        114,689        115,449

OTHER                                            29,106         30,163

TOTAL ASSETS                                 $1,065.172     $1,109,867

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term
   debt and capital lease                 $      23,306   $     46,923
 Accounts payable                               223,552        238,124
 Accrued liabilities                            101,464        100,460
      Total Current Liabilities                 348,322        385,507

DEFERRED INCOME TAXES                            36,347         36,828

LONG-TERM OBLIGATIONS:
 Senior revolver loan                           196,000        207,000
 Senior subordinated notes                      150,000        150,000
 Senior term loan - Tranche A                   101,786        107,318
 Senior term loan - Tranche B                    56,204         56,425
 Other long-term debt                            31,823         31,870
 Other long-term liabilities                     15,274         15,502
      Total Long-Term Obligations               551,087        568,115

REDEEMABLE PREFERRED STOCK                       20,240         19,785

REDEEMABLE WARRANTS                              24,807         23,812

STOCKHOLDERS' EQUITY                             84,369         75,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,065,172     $1,109,867


         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except share data)
                                (Unaudited)



                                             FOR THE THREE MONTHS ENDED
                                             March 31,       March 31,
                                               1997            1996

NET SALES                                    $635,021        $586,881
COST OF GOODS SOLD                            526,279         484,355
     Gross profit                             108,742         102,526

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                 76,704          73,104


     Income from operations                    32,038          29,422

INTEREST EXPENSE                               14,661          15,171

     Income before income taxes                17,377          14,251

INCOME TAXES                                    7,368           6,042

NET INCOME                                     10,009           8,209

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                     455             428

     Net income attributable to
       common stockholders                   $  9,554        $  7,781

Net income per common and common
 equivalent share - Primary and Fully Diluted   $0.65           $0.51

Average number of common shares            14,607,695      15,135,257






         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)





                                              FOR THE THREE MONTHS ENDED
                                               March 31,       March 31,
                                                1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  10,009     $     8,209
Depreciation and amortization                     6,534           6,569
Transaction costs and other amortization          1,179           1,385
Changes in operating assets and liabilities      31,206          (8,040)
    Net cash provided by operating activities    48,928           8,123


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                            (1,642)         (1,014)
Proceeds from disposition of property, plant
  and equipment                                     30              58
Other                                                 -           (861)
    Net cash used in investing activities       (1,612)         (1,817)


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt                     (29,417)        (12,906)
Net (repayments) borrowings under revolver     (11,000)         13,000
Other                                               66              49
    Net cash (used in) provided by financing
       activities                              (40,351)            143


Net change in cash and cash equivalents           6,965           6,449
Cash and cash equivalents, beginning of period   10,619          11,660
    Cash and cash equivalents, end of period   $ 17,584        $ 18,109


Other Cash Flow Information:
    Cash payments during the three month period for:
      Income taxes paid                      $      349       $   1,286
      Interest paid                               8,340           8,162





         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




1.   Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 1996. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. These adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented. Certain interim expense and inventory estimates are recognized throughout the fiscal year relating to marginal income tax rates, shrinkage, price changes and product mix. Any refinements to these estimates based on actual experience are recorded when known.

On October 31, 1996, the Company acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse") for approximately $51.9 million. The acquisition was financed primarily through senior debt. The Lagasse acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value of approximately $39.0 million allocated to goodwill. The financial information for the quarter ended March 31, 1997 includes the results of Lagasse. The actual and pro forma effects of this acquisition are not material.


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


3.   Reclassification

Certain amounts from prior periods have been reclassified to conform to the 1997 basis of presentation. During the fourth quarter of 1996, the Company reclassified certain delivery and occupancy costs from operating expenses to cost of goods sold to conform the Company's presentation to the presentation used by others in the business products industry. The following table sets forth the impact of the reclassification:

                  UNITED STATIONERS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




3.   Reclassification (Continued)

                                                  For the Quarter
                                                Ended March 31, 1996
Gross Margin as a Percent of Net Sales:

    Gross margin prior to the reclassification               21.4%
    Gross margin as reported herein                          17.5%

Operating Expenses as a Percent of Net Sales:

    Operating expense ratio prior to reclassification        16.4%
    Operating expense ratio as reported herein               12.5%


4.   Redeemable Warrants

The Redeemable Warrants reflected on the Consolidated Balance Sheets are adjusted on an ongoing basis for any exercises to Common Stock, the revaluation to the current market price of the Company's common stock and any dilutive impact such as the issuance of stock options by the Company.


5.   Stock Option Plan

Employee stock options granted under the Company's employee stock option plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes certain non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Company's common stock and the exercise price of the employee stock options. Based upon a stock price of $19.94 and options outstanding as of March 31, 1997, the Company would recognize a nonrecurring noncash charge of $17.4 million in compensation expense ($10.0 million net of tax benefit of $7.4 million), if a Vesting Event were to occur. Each $1.00 change in the fair market value of common stock could result in a maximum adjustment to such compensation expense of approximately $2.4 million ($1.4 million net of tax effect of $1.0 million).


6.   Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is based on net income after preferred stock dividend requirements. Net income per common and common equivalent share in the first quarter of 1997 and 1996 on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents.

                  UNITED STATIONERS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




7.   New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented to conform to the new method. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $0.13 for the quarters ended March 31, 1997 and 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


8.   Review

Ernst & Young LLP, independent public accountants, have reviewed the condensed consolidated balance sheet of the Company as of March 31, 1997 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996. Since they did not perform an audit, they express no opinion on these statements. They have previously audited the consolidated balance sheet of the Company as of December 31, 1996 from which the condensed consolidated balance sheet as of that date has been derived. The Independent Accountant's Review Report has been included in this filing.

                  UNITED STATIONERS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comments on Forward Looking Information

Certain information presented in this Form 10-Q includes forward-looking statements regarding the Company's future results of operations. The Company is confident that its expectations are based on reasonable assumptions given its knowledge of its operations and business. However, there can be no assurance that the Company's actual results will not differ materially from its expectations. The matters referred to in forward-looking statements may be affected by the risks and uncertainties involved in the Company's business (see Form 8-K filed with the Securities and Exchange Commission on October 21, 1996) including, among others, competition with business products manufacturers and other wholesalers, consolidation of the business products industry, the ability to maintain gross profit margins, the ability to achieve future cost savings, changing end-user demands, changes in manufacturer pricing, service interruptions and availability of liquidity and capital resources.



First Quarter Ended March 31, 1997 compared with the
First Quarter Ended March 31, 1996


Net Sales. Net sales were $635.0 million in the first quarter of 1997, an 8.2% increase over net sales of $586.9 million in the first quarter of 1996. On an equivalent workday basis, sales were up 9.9% from the comparable prior-year quarter. This included incremental growth resulting from the Lagasse acquisition. All of the Company's product segments showed year-over-year improvements.


Gross Profit. Gross profit as a percent of net sales declined to 17.1% in the first quarter of 1997 from 17.5% in the comparable period of 1996.
The lower margin rate reflects a decline in the rate of inflation across the Company's product mix, a shift in product mix and continuing customer base consolidation.

Consolidation continues throughout all levels of the office products industry. Consolidation of commercial dealers and contract stationers has enabled these dealers to qualify for higher rebates and allowances. Continuing consolidation of the Company's customer base may result in additional adverse pressure on the Company's gross margins in the future.


Operating Expenses. Operating expenses as a percent of net sales declined to 12.1% in the first quarter of 1997 from 12.5% in the first quarter of 1996. The reduction in operating expenses as a percent of net sales is primarily due to improved productivity and the leveraging of fixed expenses on a higher sales base. The Company believes there is further room for improvement, primarily through warehouse and system efficiencies and greater sales leverage.


Income From Operations. Income from operations as a percent of net sales was 5.0% in the first quarter of 1997 and 1996.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



First Quarter Ended March 31, 1997 compared with the
First Quarter Ended March 31, 1996 (Continued)


Interest Expense. Interest expense as a percent of net sales was 2.3% in the first quarter of 1997, compared with 2.6% in the comparable period in 1996. This reduction reflects lower interest rates primarily due to the re-negotiation of our Credit Agreement (see Liquidity and Capital Resources included elsewhere herein) at October 31, 1996 and the leveraging of fixed interest costs against higher sales, partially offset by additional borrowings required to acquire Lagasse Bros., Inc.


Income Before Income Taxes. Income before income taxes as a percent of net sales was 2.7% in the first quarter of 1997 compared with 2.4% in the first quarter of 1996.


Net Income. Net income before preferred stock dividends was $10.0 million in the first quarter of 1997, compared with $8.2 million in the first quarter of 1996.


Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $9.6 million in the first quarter of 1997, compared with $7.8 million in the first quarter of 1996.


Liquidity and Capital Resources

As of March 31, 1997, the credit facilities under the Amended and Restated Credit Agreement (the "Credit Agreement") consisted of $179.9 million of term loan borrowings (the "Term Loan Facilities"), and up to $325.0 million of revolving loan borrowings (the "Revolving Credit Facility"). This agreement was amended on October 31, 1996 to provide funding for the acquisition of Lagasse Bros., Inc., to extend the maturities, to adjust the pricing and to revise certain covenants. In addition, the Company has $150.0 million of 12 3/4% Senior Subordinated Notes due 2005, $29.8 million of internal revenue bonds and $2.2 million of mortgages.

The Term Loan Facilities consist of a $122.8 million Tranche A term loan facility (the "Tranche A Facility") and a $57.1 million Tranche B term loan facility (the "Tranche B Facility"). Quarterly payments under the Tranche A Facility range from $5.63 million at March 31, 1997 to $8.30 million at September 30, 2001. Quarterly payments under the Tranche B Facility range from $0.25 million at March 31, 1997 to $6.64 million at September 30, 2003. On March 31, 1997, principal payments of $15.9 million and $7.4 million were paid from Excess Cash Flow (as defined in the Credit Agreement) at December 31, 1996 for the Tranche A and Tranche B Facilities, respectively.

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined in the Credit Agreement); plus 50% of Eligible Inventory (as defined in the Credit Agreement) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined in the Credit Agreement). In addition, for each fiscal year, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $250.0 million. The Revolving Credit Facility matures on October 31, 2001. As of March 31, 1997, $83.1 million remained available for borrowing under the Revolving Credit Facility.

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

The Credit Agreement contains representations and warrants, affirmative and negative covenants and events of default customary for financings of this type. As of March 31, 1997, the Company was in compliance with all covenants contained in the Credit Agreement.

The Credit Agreement permits capital expenditures for the Company of up to $15.0 million for its fiscal year ending December 31, 1997, plus $6.2 million of unused capital expenditures, approximately $7.8 million of unused Excess Cash Flow (as defined in the Credit Agreement), and $11.1 million of proceeds from the disposition of certain property, plant and equipment from the Company's fiscal year ended December 31, 1996. Capital expenditures will be financed from internally generated funds and available borrowings under the Credit Agreement. The Company expects gross capital expenditures to be approximately $14.0 million to $18.0 million in 1997.

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

The statements of cash flows for the Company for the periods indicated are summarized below:

                                               Quarter Ended March 31,
                                                  1997           1996
                                                 (dollars in thousands)

     Net cash provided by operating activities  $ 48,928       $ 8,123
     Net cash used in investing activities        (1,612)       (1,817)
     Net cash (used in) provided by financing
       activities                                (40,351)          143

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources (Continued)

Net cash provided by operating activities during the first quarter of 1997 increased to $48.9 million from $8.1 million in the comparable prior-year quarter. This increase was due to a higher net income, a decrease in accounts receivable, and a decrease in inventory offset by a decrease in accounts payable.

Net cash used in investing activities during the first quarter of 1997 was $1.6 million compared with $1.8 million in the first quarter of 1996. The decrease was due to the acquisition of Total Product Management Inc. for approximately $0.9 million, a provider of complete office design services and office furniture, during the first quarter of 1996, offset by an increase in capital investments during the first quarter of 1997.

Net cash used in financing activities during the first quarter of 1997 was $40.4 million compared with $0.1 million provided in the first quarter of 1996. The increase in cash used was due to the required payment of $23.3 million paid from Excess Cash Flow (as defined in the Credit Agreement) in 1997 compared with $9.0 million in 1996 and lower working capital requirements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION





ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit
               Number

                2    Not applicable
               10    Not applicable
               11    Not applicable
               15    Letter regarding unaudited interim
                       financial information
               18    Not applicable
               19    Not applicable
               22    Not applicable
               23    Not applicable
               24    Not applicable
               27.1  Financial Data Schedule for United Stationers Inc.
               27.2  Financial Data Schedule for United Stationers Supply Co.
               99    Not applicable

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



                                         UNITED STATIONERS INC.
                                         UNITED STATIONERS SUPPLY CO.
                                              (Registrant)







Date:    April 28, 1997
                               /s/Daniel H. Bushell
                               Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer

                  UNITED STATIONERS INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS




          (a)  Exhibit
               Number

                2    Not applicable
               10    Not applicable
               11    Not applicable
               15    Letter regarding unaudited interim
                       financial information
               18    Not applicable
               19    Not applicable
               22    Not applicable
               23    Not applicable
               24    Not applicable
               27.1  Financial Data Schedule for United Stationers Inc.
               27.2  Financial Data Schedule for United Stationers Supply Co.
               99    Not applicable