Form 10-Q
period 1997-06-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1997-08-11
CIK 355999, 945633

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC   20549

                               FORM 10-Q



(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997

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


On July 29, 1997, United Stationers Inc. had outstanding 11,619,755 shares of Common Stock, par value $0.10 per share, and 758,994 shares of Nonvoting Common Stock, $0.01 par value per share. On July 29, 1997, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                UNITED STATIONERS INC. AND SUBSIDIARIES

             Form 10-Q For The Quarter Ended June 30, 1997





                                 INDEX



     PART I - FINANCIAL INFORMATION                          PAGE


          Important Explanatory Note                            3


          Independent Accountant's Review Report                4


          Condensed Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996                5


          Condensed Consolidated Statements of Income
             for the Three Months and Six Months Ended
            June 30, 1997 and 1996                              6


          Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1997
             and 1996                                           8


          Notes to Condensed Consolidated Financial Statements  9


          Management's Discussion and Analysis of
             Financial Condition and Results of Operations     12


     PART II - OTHER INFORMATION                               17


     SIGNATURE                                                 19


     INDEX TO EXHIBITS                                         20

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

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and for the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




Chicago, Illinois
July 25, 1997

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS
                                                 (Unaudited)    (Audited)
                                                   June 30,   December 31,
                                                    1997           1996
CURRENT ASSETS:
 Cash and cash equivalents                  $      18,313  $      10,619
 Accounts receivable, net                         262,887        291,401
 Inventories                                      425,801        463,239
 Other                                             23,659         25,221
       Total Current Assets                       730,660        790,480

PROPERTY, PLANT AND EQUIPMENT, at cost            229,268        225,041
  Less-Accumulated depreciation and amortization  (62,385)       (51,266)
       Net Property, Plant and Equipment          166,883        173,775

GOODWILL                                          113,337        115,449

OTHER                                              28,245         30,163

TOTAL ASSETS                                 $  1,039,125   $  1,109,867

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term
   debt and capital lease                    $     23,714   $     46,923
 Accounts payable                                 219,199        238,124
 Accrued liabilities                              110,747        100,460
      Total Current Liabilities                   353,660        385,507

DEFERRED INCOME TAXES                              37,318         36,828

LONG-TERM OBLIGATIONS:
 Senior revolver loan                             161,000        207,000
 Senior subordinated notes                        150,000        150,000
 Senior term loan - Tranche A                      96,255        107,318
 Senior term loan - Tranche B                      55,983         56,425
 Other long-term debt                              31,776         31,870
 Other long-term liabilities                       13,761         15,502
      Total Long-Term Obligations                 508,775        568,115

REDEEMABLE PREFERRED STOCK                         20,702         19,785

REDEEMABLE WARRANTS                                30,966         23,812

STOCKHOLDERS' EQUITY                               87,704         75,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  1,039,125   $  1,109,867


         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except share data)
                                (Unaudited)



                                            FOR THE THREE MONTHS ENDED
                                              June 30,        June 30,
                                               1997            1996

NET SALES                                    $610,041        $535,690
COST OF GOODS SOLD                            505,307         448,478
     Gross profit                             104,734          87,212

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                 73,730          63,593

     Income from operations                    31,004          23,619

INTEREST EXPENSE                               13,867          14,470

     Income before income taxes                17,137           9,149

INCOME TAXES                                    7,267           3,876

NET INCOME                                      9,870           5,273

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                     462             434

     Net income attributable to
       common stockholders                   $  9,408        $  4,839

Net income per common and common
  equivalent share  - Primary                   $0.64           $0.32

Average number of common shares            14,636,704      14,950,953

Net income per common and common
  equivalent share - Fully Diluted              $0.63           $0.32

Average number of common shares            14,836,900      15.083,015





         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except share data)
                                (Unaudited)



                                             FOR THE SIX MONTHS ENDED
                                             June 30,        June 30,
                                              1997            1996

NET SALES                                  $1,245,062      $1,122,571
COST OF GOODS SOLD                          1,031,586         932,833
     Gross profit                             213,476         189,738

OPERATING EXPENSES:
     Warehousing, marketing and
       administrative expenses                150,434         136,697

     Income from operations                    63,042          53,041

INTEREST EXPENSE                               28,528          29,641

     Income before income taxes                34,514          23,400

INCOME TAXES                                   14,635           9,918

NET INCOME                                     19,879          13,482

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                     917             862

     Net income attributable to
       common stockholders                $    18,962     $    12,620

Net income per common and common
  equivalent share  - Primary                   $1.30           $0.84

Average number of common shares            14,623,996      15,045,505

Net income per common and common
  equivalent share - Fully Diluted              $1.28           $0.83

Average number of common shares            14,864,900      15.116,942






         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)





                                               FOR THE SIX MONTHS ENDED
                                                June 30,        June 30,
                                                 1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $    19,879     $    13,482
Depreciation and amortization                    13,581          13,190
Transaction costs and other amortization          2,269           2,746
Changes in operating assets and liabilities      57,175          21,188
    Net cash provided by operating activities    92,904          50,606


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                            (4,482)         (2,533)
Proceeds from disposition of property,
 plant and equipment                                31           5,034
Other                                                -            (861)
    Net cash (used in) provided by
       investing activities                     (4,451)          1,640


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt                     (34,808)        (18,897)
Net repayments under revolver                  (46,000)        (34,000)
Other                                               49              72
    Net cash used in financing activities      (80,759)        (52,825)


Net change in cash and cash equivalents          7,694            (579)
Cash and cash equivalents, beginning of period  10,619          11,660
    Cash and cash equivalents, end of period  $ 18,313       $  11,081


Other Cash Flow Information:
    Cash payments during the six-month period for:
      Income taxes paid                      $   8,936       $  10,222
      Interest paid                             24,007          28,079





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

On October 31, 1996, the Company acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse") for approximately $51.9 million. The acquisition was financed primarily through senior debt. The Lagasse acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value of approximately $39.0 million allocated to goodwill. The financial information for the three-month and six-month periods ended June 30, 1997 include the results of Lagasse. The actual and pro forma effects of this acquisition are not material.


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

                  UNITED STATIONERS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




3.   Reclassification (Continued)

                                     For the Three Months  For the Six Months
                                      Ended June 30, 1996  Ended June 30, 1996
Gross Margin as a Percent of Net Sales:

 Gross margin prior to the reclassification       20.5%               21.0%
 Gross margin as reported herein                  16.3%               16.9%

Operating Expenses as a Percent of Net Sales:

 Operating expense ratio prior to
     reclassification                             16.1%               16.3%
 Operating expense ratio as reported herein       11.9%               12.2%


4.   Redeemable Warrants

The Redeemable Warrants reflected on the Consolidated Balance Sheets are adjusted on an ongoing basis for any exercises to Common Stock, revaluation based on the current market value of the Company's Common Stock and any issuance of Warrants to counter the dilutive impact resulting from the issuance of other common stock equivalents such as the issuance of stock options by the Company.


5.   Stock Option Plan

Employee stock options granted under the Company's employee stock option plan do not vest to the employee until the occurrence of an event (a "Vesting Event") that causes certain non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. A Vesting Event will cause the Company to recognize compensation expense based upon the difference between the fair market value of the Company's common stock and the exercise price of the employee stock options. Based upon a stock price of $25.25 and options outstanding as of June 30, 1997, the Company would recognize a nonrecurring noncash pre-tax charge of $28.8 million in compensation expense if a Vesting Event were to occur. Each $1.00 change in the fair market value of common stock could result in a maximum pre-tax adjustment to such compensation expense of approximately $2.4 million.


6.   Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is based on net income after preferred stock dividend requirements. Net income per common and common equivalent share for the three and six months ended June 30, 1997 and 1996 on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents.

                  UNITED STATIONERS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




7.   New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented to conform to the new method. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact is expected to result in an increase in primary earnings per share of $0.13 and $0.08 for the three-month periods ended June 30, 1997 and 1996, respectively. For the six-month periods ended June 30, 1997 and 1996 primary earnings per share is expected to increase by $0.25 and $0.19, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


8.   Review

Ernst & Young LLP, independent public accountants, have reviewed the condensed consolidated balance sheet of the Company as of June 30, 1997 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and statements of cash flows for the six month periods ended June 30, 1997 and 1996. Since they did not perform an audit, they express no opinion on these statements. They have previously audited the consolidated balance sheet of the Company as of December 31, 1996 from which the condensed consolidated balance sheet as of that date has been derived. The Independent Accountant's Review Report has been included in this filing.

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



Second Quarter Ended June 30, 1997 compared with the
Second Quarter Ended June 30, 1996


Net Sales. Net sales were $610.0 million in the second quarter of 1997, a 13.9% increase over net sales of $535.7 million in the second quarter of 1996. This included incremental growth resulting from the Lagasse acquisition. The Company is experiencing sales strength within all product segments and geographic regions.


Gross Profit. Gross profit as a percent of net sales increased to 17.2% in the second quarter of 1997 from 16.3% in the comparable period of 1996. The increase reflects the favorable impact of inventory investment buys and lower delivery costs as a percent of net sales.


Operating Expenses. Operating expenses as a percent of net sales increased to 12.1% in the second quarter of 1997 from 11.9% in the second quarter of 1996. The increase in operating expenses reflects the use of outside consultants to facilitate additional systems enhancements, and to accelerate the Company's strategic planning process. These were planned expenditures which are expected to contribute to the Company's long-term growth and profitability. Greater sales leverage and systems enhancements should enable the Company to continue to improve its cost structure.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Second Quarter Ended June 30, 1997 compared with the
Second Quarter Ended June 30, 1996 (Continued)


Income From Operations. Income from operations as a percent of net sales increased to 5.1% in the second quarter of 1997 from 4.4% in the second quarter of 1996.


Interest Expense. Interest expense as a percent of net sales was 2.3% in the second quarter of 1997, compared with 2.7% in the comparable period in 1996. This reduction reflects the leveraging of fixed interest costs against higher sales and lower interest rates on variable rate debt, partially offset by interest expense on debt used to acquire Lagasse Bros., Inc.


Income Before Income Taxes. Income before income taxes as a percent of net sales was 2.8% in the second quarter of 1997, compared with 1.7% in the second quarter of 1996.


Net Income. Net income before preferred stock dividends was $9.9 million in the second quarter of 1997, compared with $5.3 million in the second quarter of 1996.


Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $9.4 million in the second quarter of 1997, compared with $4.8 million in the second quarter of 1996.


Six Months Ended June 30, 1997 compared with the
Six Months Ended June 30, 1996


Net Sales. Net sales were $1,245.1 million in the first six months of 1997, a 10.9% increase over net sales of $1,122.6 million in the first six months of 1996. On an equivalent workday basis, sales were up 11.8% from the comparable prior-year first six months. This included incremental growth resulting from the Lagasse acquisition. The Company is experiencing sales strength within all product segments and geographic regions.


Gross Profit. Gross profit as a percent of net sales increased to 17.2% in the first six months of 1997 from 16.9% in the comparable period of 1996. The increase reflects the favorable impact of inventory investment buys and lower delivery costs as a percent of net sales.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Six Months Ended June 30, 1997 compared with the
Six Months Ended June 30, 1996 (Continued)


Operating Expenses. Operating expenses as a percent of net sales declined to 12.1% in the first six months of 1997 from 12.2% in the first six months of 1996. The decline in operating expenses as a percent of net sales is primarily the result of improved productivity and the leveraging of fixed expenses on a higher sales base. However, the six month results were impacted by incremental expenses related to the use of outside consultants to facilitate additional systems enhancements and to accelerate the Company's strategic planning process. These were planned expenditures which are expected to contribute to the Company's long-term growth and profitability.


Income From Operations. Income from operations as a percent of net sales increased to 5.1% in the first six months of 1997 from 4.7% in the first six months of 1996.


Interest Expense. Interest expense as a percent of net sales was 2.3% in the first six months of 1997, compared with 2.6% in the comparable period in 1996. This reduction reflects the leveraging of fixed interest costs against higher sales and lower interest rates on variable rate debt, partially offset by interest expense on debt used to acquire Lagasse Bros., Inc.


Income Before Income Taxes. Income before income taxes as a percent of net sales was 2.8% in the first six months of 1997, compared with 2.1% in the first six months of 1996.


Net Income. Net income before preferred stock dividends was $19.9 million in the first six months of 1997, compared with $13.5 million in the first six months of 1996.


Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $19.0 million in the first six months of 1997, compared with $12.6 million in the first six months of 1996.



Liquidity and Capital Resources

As of June 30, 1997, the credit facilities under the Amended and Restated Credit Agreement (the "Credit Agreement") consisted of $174.7 million of term loan borrowings (the "Term Loan Facilities"), and up to $325.0 million of revolving loan borrowings (the "Revolving Credit Facility"). This agreement was amended on October 31, 1996 to provide funding for the acquisition of Lagasse Bros., Inc., to extend the maturities, to adjust the pricing and to revise certain covenants. In addition, the Company has $150.0 million of 12 3/4% Senior Subordinated Notes due 2005, $29.8 million of industrial revenue bonds and a $2.2 million mortgage.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources (Continued)

The Term Loan Facilities consist of a $117.8 million Tranche A term loan facility (the "Tranche A Facility") and a $56.9 million Tranche B term loan facility (the "Tranche B Facility"). Quarterly payments under the Tranche A Facility range from $4.98 million at June 30, 1997 to $8.30 million at September 30, 2001. Quarterly payments under the Tranche B Facility range from $0.22 million at June 30, 1997 to $6.64 million at September 30, 2003. On March 31, 1997, principal payments of $15.9 million and $7.4 million were paid from Excess Cash Flow (as defined in the Credit Agreement) at December 31, 1996 for the Tranche A and Tranche B Facilities, respectively.

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined in the Credit Agreement); plus 50% of Eligible Inventory (as defined in the Credit Agreement) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined in the Credit Agreement). In addition, for each fiscal year, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $250.0 million. The Revolving Credit Facility matures on October 31, 2001. As of June 30, 1997, $118.5 million remained available for borrowing under the Revolving Credit Facility.

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

The Credit Agreement contains representations and warrants, affirmative and negative covenants and events of default customary for financings of this type. As of June 30, 1997, the Company was in compliance with all covenants contained in the Credit Agreement.

The Credit Agreement permits capital expenditures for the Company of up to $15.0 million for its fiscal year ending December 31, 1997, plus $6.2 million of unused capital expenditures, approximately $7.8 million of unused Excess Cash Flow (as defined in the Credit Agreement), and $11.1 million of proceeds from the disposition of certain property, plant and equipment from the Company's fiscal year ended December 31, 1996. Capital expenditures will be financed from internally generated funds and available borrowings under the Credit Agreement. The Company expects gross capital expenditures to be approximately $12.0 million to $14.0 million in 1997.

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

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                      For the Six Months
                                                       Ended June 30,
                                                    1997           1996
                                                   (dollars in thousands)

     Net cash provided by operating activities      $92,904     $50,606
     Net cash (used in) provided by investing
        activities                                   (4,451)      1,640
     Net cash used in financing activities          (80,759)    (52,825)

Net cash provided by operating activities during the first six months of 1997 increased to $92.9 million from $50.6 million in the comparable prior-year period. This increase was due to higher net income, a decrease in accounts receivable, and a decrease in inventory offset by a decrease in accounts payable.

Net cash used in investing activities during the first six months of 1997 was $4.5 million compared with $1.6 million provided in the first six months of 1996. The increase in cash used was due to an increase in capital investments during 1997 and a decrease in proceeds from the sale of property, plant and equipment.

Net cash used in financing activities during the first six months of 1997 was $80.8 million compared with $52.8 million in the first six months of 1996. This increase was due to the required payment of $23.3 million paid from Excess Cash Flow (as defined in the Credit Agreement) in 1997 compared with $9.0 million in 1996 and the reduction of debt due to lower working capital requirements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION




ITEM 1    LEGAL PROCEEDINGS

          Not applicable


ITEM 2    CHANGES IN SECURITIES

          Not applicable


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Meeting of Stockholders of United Stationers Inc. held on May 14, 1997, the following matter was voted on:

               1.   Election of Directors

                         Each of the following members of the Board of
               Directors was elected for the term listed below:

                         Class II Directors - term expiring in May 2000:

                         -- Frederick B. Hegi, Jr.
                         -- Gary G. Miller
                         -- Michael D. Rowsey


ITEM 5         OTHER INFORMATION

                    Not applicable

                  UNITED STATIONERS INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION




ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit
               Number
                2      Not applicable
               10      Not applicable
               11      Not applicable
               15      Letter regarding unaudited interim
                         financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27      Financial Data Schedule (filed only electronically
                         with the SEC)
               99      Not applicable

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



                                        UNITED STATIONERS INC.
                                        UNITED STATIONERS SUPPLY CO.
                                              (Registrant)







Date:    August 8, 1997        /s/Daniel H. Bushell
                               Daniel H. Bushell
                               Executive Vice President and
                                Chief Financial Officer

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