Form 10-Q
period 1997-09-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1997-11-03
CIK 355999, 945633

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC   20549

                                 FORM 10-Q



(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended September 30, 1997

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


On November 3, 1997, United Stationers Inc. had outstanding 15,402,643 shares of Common Stock, par value $0.10 per share, and 382,211 shares of Nonvoting Common Stock, $0.01 par value per share. On November 3, 1997, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                  UNITED STATIONERS INC. AND SUBSIDIARIES

            Form 10-Q For The Quarter Ended September 30, 1997





                                   INDEX



     PART I - FINANCIAL INFORMATION                                 PAGE


          Important Explanatory Note                                  3


          Independent Accountants' Review Report                      4


          Condensed Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996.              5


          Condensed Consolidated Statements of Income
             for the Three Months and Nine Months Ended
             September 30, 1997 and 1996.                             6


          Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1997
             and 1996.                                                8


          Notes to Condensed Consolidated Financial Statements.       9


          Management's Discussion and Analysis of
             Financial Condition and Results of Operations.          12


     PART II - OTHER INFORMATION                                     18


     SIGNATURE                                                       20


     INDEX TO EXHIBITS                                               21

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

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and for the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




                           /s/Ernst & Young LLP




Chicago, Illinois
October 27, 1997

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                  ASSETS

                                                 (Unaudited)      (Audited)
                                                 September 30,  December 31,
                                                    1997            1996
CURRENT ASSETS:
 Cash and cash equivalents                      $    16,698    $    10,619
 Accounts receivable, net                           314,154        291,401
 Inventories                                        445,787        463,239
 Other                                               19,974         25,221
       Total Current Assets                         796,613        790,480

PROPERTY, PLANT AND EQUIPMENT, at cost              232,438        225,041
  Less-Accumulated depreciation and amortization    (67,519)       (51,266)
       Net Property, Plant and Equipment            164,919        173,775

GOODWILL                                            112,595        115,449

OTHER                                                27,599         30,163

TOTAL ASSETS                                    $ 1,101,726     $1,109,867

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term
   debt and capital lease                       $    24,119    $   46,923
 Accounts payable                                   280,825       238,124
 Accrued liabilities                                134,189       100,460
      Total Current Liabilities                     439,133       385,507

DEFERRED INCOME TAXES                                35,444        36,828

LONG-TERM OBLIGATIONS:
 Senior revolver loan                               155,000       207,000
 Senior subordinated notes                          150,000       150,000
 Senior term loan - Tranche A                        90,723       107,318
 Senior term loan - Tranche B                        55,761        56,425
 Other long-term debt                                31,848        31,870
 Other long-term liabilities                         13,457        15,502
       Total Long-Term Obligations                  496,789       568,115

REDEEMABLE PREFERRED STOCK                             -           19,785

REDEEMABLE WARRANTS                                  41,387        23,812

STOCKHOLDERS' EQUITY                                 88,973        75,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,101,726    $1,109,867



         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)


                                             FOR THE THREE MONTHS ENDED
                                             September 30,  September 30,
                                                 1997           1996

NET SALES                                      $650,912       $576,254
COST OF GOODS SOLD                              536,470        478,047
  Gross profit                                  114,442         98,207

OPERATING EXPENSES:
  Warehousing, marketing and
    administrative expenses                      80,836         69,387

  Income from operations                         33,606         28,820

INTEREST EXPENSE                                 12,998         13,576

  Income before income taxes                     20,608         15,244

INCOME TAXES                                      8,741          6,463

NET INCOME                                       11,867          8,781

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                       611            434

  Net income attributable to
    common stockholders                       $  11,256     $    8,347

Net income per common and common
  equivalent share  - Primary and Fully Diluted   $0.74          $0.56


Average number of common shares                  15,269         14,842








         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)


                                              FOR THE NINE MONTHS ENDED
                                              September 30, September 30,
                                                 1997          1996

NET SALES                                    $1,895,974     $1,698,825
COST OF GOODS SOLD                            1,568,056      1,410,880
  Gross profit                                  327,918        287,945

OPERATING EXPENSES:
  Warehousing, marketing and
    administrative expenses                     231,270        206,084

  Income from operations                         96,648         81,861

INTEREST EXPENSE                                 41,526         43,217

  Income before income taxes                     55,122         38,644

INCOME TAXES                                     23,376         16,381

NET INCOME                                       31,746         22,263

PREFERRED STOCK DIVIDENDS ISSUED
  AND ACCRUED                                     1,528          1,296

  Net income attributable to
    common stockholders                     $    30,218   $     20,967

Net income per common and common
  equivalent share - Primary                      $2.03          $1.40

Average number of common shares - Primary        14,865         14,976

Net income per common and common
  equivalent share - Fully Diluted                $1.98          $1.40

Average number of common shares - Fully Diluted  15,282         14,976






         See notes to condensed consolidated financial statements.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)


                                                FOR THE NINE MONTHS ENDED
                                               September 30,  September 30,
                                                   1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  31,746      $   22,263
Depreciation and amortization                    20,006          19,528
Transaction costs and other amortization          3,350           4,096
Changes in operating assets and liabilities      72,413          29,544
     Net cash provided by operating activities  127,515          75,431


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (8,141)         (4,607)
Proceeds from disposition of property, plant
 and equipment                                       44          10,784
Other                                               -              (861)
     Net cash (used in) provided by
       investing activities                      (8,097)          5,316


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt                      (40,085)        (24,887)
Net repayments under revolver                   (52,000)        (54,000)
Issuance of common shares                            18              -
Redemption of preferred stock                   (21,172)             -
Preferred stock dividends                          (141)             -
Other                                                41              64
     Net cash used in financing activities     (113,339)        (78,823)


Net change in cash and cash equivalents           6,079           1,924
Cash and cash equivalents, beginning of period   10,619          11,660
     Cash and cash equivalents, end of period $  16,698       $  13,584


Other Cash Flow Information:
     Cash payments during the nine month period for:
        Income taxes paid                     $  13,381       $  11,735
        Interest paid                            33,605          35,649







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

On October 31, 1996, the Company acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse") for approximately $51.9 million. The acquisition was financed primarily through senior debt. The Lagasse acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value of approximately $39.0 million allocated to goodwill. The financial information for the three-month and nine-month periods ended September 30, 1997 include the results of Lagasse. The actual and pro forma effects of this acquisition are not material.


2.   Operations

The Company is a national wholesale distributor of business products. The Company offers approximately 30,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 15,000 resellers -- such as computer products resellers, office furniture dealers, mass merchandisers, sanitary supply distributors, warehouse clubs, mail order houses and office products superstores. The Company has a distribution network of 41 Regional Distribution Centers. Through its integrated computer system, the Company provides a high level of customer service and overnight delivery. In addition, the Company has 16 Lagasse Distribution Centers, specifically serving janitorial and sanitary supply distributors.


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

                  UNITED STATIONERS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)




3.   Reclassification (Continued)
                                              For the             For the
                                         Three Months Ended   Nine Months Ended
                                         September 30, 1996   September 30, 1996
Gross Margin as a Percent of Net Sales:

 Gross margin prior to the reclassification        20.9%               21.0%
 Gross margin as reported herein                   17.0%               16.9%

Operating Expenses as a Percent of Net Sales:

 Operating expense ratio prior to reclassification 15.9%              16.2%
 Operating expense ratio as reported herein        12.0%              12.1%


4.   Redeemable Warrants

The Redeemable Warrants reflected on the Consolidated Balance Sheets are adjusted on an ongoing basis for any exercises to common stock, revaluation based on the current market value of the Company's common stock and any issuance of warrants to counter the dilutive impact resulting from the issuance of other common stock equivalents such as the issuance of stock options by the Company. In July 1997, 173,449 warrants were exercised into common stock.


5.   Stock Option Plan

Employee stock options granted under the Company's employee stock option plan did not vest to the employee until the occurrence of an event (a "Vesting Event") that caused certain non-public equity investors to have received at least a full return of their investment (at cost) in cash, fully tradable marketable securities or the equivalent. In connection with a stock offering, a Vesting Event caused the Company to recognize compensation expense in the fourth quarter of 1997 based upon the difference between the fair market value of the Company's common stock and the exercise price of the employee stock options. See Footnote 7 "Subsequent Event".


6.   Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is based on net income after preferred stock dividend requirements. Net income per common and common equivalent share for the three and nine months ended September 30, 1997 and 1996 on a primary and fully diluted basis are computed using the weighted average number of shares outstanding adjusted for the effect of stock options and warrants considered to be dilutive common stock equivalents.

                  UNITED STATIONERS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


7.        Subsequent Event

On October 9, 1997, the Company completed a 2.0 million share primary offering and 3.4 million share secondary offering of common stock. The shares were priced at $38.00, before underwriting discounts and commissions of $1.90. The aggregate net proceeds to the Company from this offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of 1,119,038 warrants into common stock were used to (i) redeem $50.0 million of the Company's 12 3/4% Senior Subordinated Notes and pay the redemption premium thereon of $6.4 million (redemption of the Notes requires a thirty day notice which was given on October 10th), (ii) pay fees related to the offering, and (iii) reduce by $15.5 million the indebtedness under the Term Loan Facilities. The repayment of indebtedness under the Term Loan Facilities caused a permanent reduction of the amount borrowable thereunder.

As a result of the offering the Company recognized the following nonrecurring charges in the fourth quarter of 1997 (i) a noncash charge of approximately $61.7 million ($36.7 million net of tax benefit of $25.0 million) or approximately $2.34 per share in compensation expense relating to certain employee stock options which became exercisable upon completion of the offering, and (ii) an extraordinary loss from early extinguishment of debt during the fourth quarter of 1997 related to the redemption premium of $6.4 million ($3.8 million net of tax benefit of $2.6 million) and write-off of certain capitalized financing costs of approximately $3.6 million ($2.1 million net of tax benefit of $1.5 million).


8.   New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented to conform to the new method. Under the new requirements "primary" and "fully diluted" earnings per share will be replaced with "basic" and "diluted" earnings per share, respectively. The dilutive effect of common stock equivalents will be excluded in the basic earnings per share calculation. The impact is expected to result in an increase in primary earnings per share of $0.17 and $0.12 for the three-month periods ended September 30, 1997 and 1996, respectively. For the nine-month periods ended September 30, 1997 and 1996, primary earnings per share is expected to increase by $0.43 and $0.32, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                  UNITED STATIONERS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comments on Forward Looking Information

Certain information presented in this Form 10-Q includes forward-looking statements regarding the Company's future results of operations. The Company believes that its expectations are based on reasonable assumptions given its knowledge of its operations and business. However, there can be no assurance that the Company's actual results will not differ materially from its expectations. The matters referred to in forward-looking statements may be affected by the risks and uncertainties involved in the Company's business (see Form 8-K filed with the Securities and Exchange Commission on October 21, 1996) including, among others, competition with business products manufacturers and other wholesalers, consolidation of the business products industry, the ability to maintain gross profit margins, the ability to achieve future cost savings, changing end-user demands, changes in manufacturer pricing, service interruptions and availability of liquidity and capital resources.



Third Quarter Ended September 30, 1997 compared with the
Third Quarter Ended September 30, 1996


Net Sales. Net sales were $650.9 million for the third quarter of 1997, up 13.0% compared with net sales of $576.3 million for the third quarter of 1996. This included incremental growth resulting from the Lagasse acquisition. The Company is experiencing sales strength within all geographic regions.


Gross Profit. Gross profit as a percent of net sales increased to 17.6% in the third quarter of 1997 from 17.0% in the comparable period of 1996. The increase reflects a shift in the Company's product mix toward higher-margin items. In particular, sales of lower-margin computer hardware declined as a percent of net sales.

Operating Expenses. Operating expenses as a percent of net sales increased to 12.4% in the third quarter of 1997 from 12.0% in the third quarter of 1996. The increase in operating expenses reflects the Company's decision to incur costs related to certain discretionary expenses that represent ongoing investments in the Company's future such as strategic planning, use of outside consultants to facilitate additional systems enhancements, and preparation for the Year 2000. Greater sales leverage and systems enhancements should enable the Company to continue to improve its cost structure.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Third Quarter Ended September 30, 1997 compared with the
Third Quarter Ended September 30, 1996 (Continued)


Income From Operations. Income from operations as a percent of net sales increased to 5.2% in the third quarter of 1997 from 5.0% in the third quarter of 1996.


Interest Expense. Interest expense as a percent of net sales was 2.0% in the third quarter of 1997, compared with 2.4% in the comparable period in 1996. This reduction reflects the leveraging of fixed interest costs against higher sales and lower interest rates on variable rate debt, partially offset by interest expense on debt used to acquire Lagasse Bros., Inc.


Income Before Income Taxes. Income before income taxes as a percent of net sales was 3.2% in the third quarter of 1997, compared with 2.6% in the third quarter of 1996.


Net Income. Net income before preferred stock dividends was $11.9 million in the third quarter of 1997, compared with $8.8 million in the third quarter of 1996.


Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $11.3 million in the third quarter of 1997, compared with $8.3 million in the third quarter of 1996.


Nine Months Ended September 30, 1997 compared with the
Nine Months Ended September 30, 1996


Net Sales. Net sales were $1,896.0 million in the first nine months of 1997, a 11.6% increase over net sales of $1,698.8 million in the first nine months of 1996. On an equivalent workday basis, sales were up 12.2% from the comparable prior-year first nine months. This included incremental growth resulting from the Lagasse acquisition. The Company is experiencing sales strength within all product segments and geographic regions.


Gross Profit. Gross profit as a percent of net sales increased to 17.3% in the first nine months of 1997 from 17.0% in the comparable period of 1996. The increase reflects a shift in the Company's product mix toward higher-margin items. In particular, sales of lower-margin computer hardware declined as a percent to net sales.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Nine Months Ended September 30, 1997 compared with the
Nine Months Ended September 30, 1996 (Continued)


Operating Expenses. Operating expenses as a percent of net sales increased to 12.2% in the first nine months of 1997 from 12.1% in the first nine months of 1996. The increase in operating expenses reflects the Company's decision to incur costs related to certain discretionary expenses that represent ongoing investments in the Company's future such as strategic planning, use of outside consultants to facilitate additional systems enhancements, and preparation for the Year 2000. Greater sales leverage and systems enhancements should enable the Company to continue to improve its cost structure.


Income From Operations. Income from operations as a percent of net sales increased to 5.1% in the first nine months of 1997 from 4.9% in the first nine months of 1996.


Interest Expense. Interest expense as a percent of net sales was 2.2% in the first nine months of 1997, compared with 2.5% in the comparable period in 1996. This reduction reflects the leveraging of fixed interest costs against higher sales and lower interest rates on variable rate debt, partially offset by interest expense on debt used to acquire Lagasse Bros., Inc.


Income Before Income Taxes. Income before income taxes as a percent of net sales was 2.9% in the first nine months of 1997, compared with 2.4% in the first nine months of 1996.


Net Income. Net income before preferred stock dividends was $31.7 million in the first nine months of 1997, compared with $22.3 million in the first nine months of 1996.


Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $30.2 million in the first nine months of 1997, compared with $21.0 million in the first nine months of 1996.



Liquidity and Capital Resources

As of September 30, 1997, the credit facilities under the Amended and Restated Credit Agreement (the "Credit Agreement") consisted of $169.5 million of term loan borrowings (the "Term Loan Facilities"), and up to $325.0 million of revolving loan borrowings (the "Revolving Credit Facility"). This agreement was amended on October 31, 1996 to provide funding for the acquisition of Lagasse Bros., Inc., to extend the maturities, to adjust the pricing and to revise certain covenants. In addition, the Company has $150.0 million of 12 3/4% Senior Subordinated Notes due 2005, $29.8 million of industrial revenue bonds and a $2.1 million mortgage.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources (Continued)

The Term Loan Facilities consist of a $112.9 million Tranche A term loan facility (the "Tranche A Facility") and a $56.6 million Tranche B term loan facility (the "Tranche B Facility"). Quarterly payments under the Tranche A Facility range from $4.98 million at September 30, 1997 to $7.54 million at September 30, 2001. Quarterly payments under the Tranche B Facility range from $0.22 million at September 30, 1997 to $6.03 million at September 30, 2003. On March 31, 1997, principal payments of $15.9 million and $7.4 million were paid from Excess Cash Flow (as defined in the Credit Agreement) at December 31, 1996 for the Tranche A and Tranche B Facilities, respectively.

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined in the Credit Agreement); plus 50% of Eligible Inventory (as defined in the Credit Agreement) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined in the Credit Agreement). In addition, for each fiscal year, the Company must repay revolving loans so that for a period of 30 consecutive days in each fiscal year the aggregate revolving loans do not exceed $250.0 million. The Revolving Credit Facility matures on October 31, 2001. As of September 30, 1997, $133.0 million remained available for borrowing under the Revolving Credit Facility.

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

The Credit Agreement contains representations and warrants, affirmative and negative covenants and events of default customary for financings of this type. As of September 30, 1997, the Company was in compliance with all covenants contained in the Credit Agreement.

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

On September 2, 1997 the Company completed the redemption of all outstanding shares of Series A and Series C Preferred Stock for an aggregate redemption price of $21.3 million (the "Redemption Price"). The Redemption Price was paid from borrowings under the Revolving Credit Facilities. As of this filing date, the Company does not have any preferred stock outstanding.

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

On October 9, 1997 the Company completed a 2.0 million share primary offering of common stock. The shares were priced at $38.00, before underwriting discounts and commissions of $1.90. The aggregate net proceeds to the Company from this offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of 1,119,038 warrants into common stock were used to (i) redeem $50.0 million of the Company's 12 3/4% Senior Subordinated Notes and pay the redemption premium thereon of $6.4 million (redemption of the Notes requires a thirty day notice which was given on October 10th), (ii) pay fees related to the offering, and (iii) reduce by $15.5 million the indebtedness under the Term Loan Facilities. The repayment of indebtedness under the Term Loan Facilities caused a permanent reduction of the amount borrowable thereunder.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indenture governing the Notes contain restrictions on the ability of USSC to transfer cash to United.

The Company may attempt to acquire other businesses as part of its growth strategy. The Company currently has no agreements to acquire any such businesses. Should the Company be successful in identifying an acquisition candidate, however, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain inherent risks and uncertainties. Therefore, the Company can give no assurances with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition or whether the Company will be successful in operating the acquired business.

In addition, the Company is currently pursuing an Asset Backed Securitization (the "ABS") transaction that is intended to be a bankruptcy-remote and off-balance sheet financing, in order to reduce the Company's cost of capital. The ABS transaction would involve the sale of the Company's accounts receivable and, if consummated, is expected to result in a lower accounts receivable balance and senior revolver loan balance than is reported in the Company's historical financial statements included herein. There can be no assurance that the Company will consummate the ABS transaction.

                  UNITED STATIONERS INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                  For the Nine Months
                                                  Ended September 30,
                                                  1997         1996
                                                    (in thousands)

  Net cash provided by operating activities     $127,515     $75,431
  Net cash (used in) provided by
      investing activities                        (8,097)      5,316
     Net cash used in financing activities      (113,339)    (78,823)

Net cash provided by operating activities during the first nine months of 1997 increased to $127.5 million from $75.4 million in the comparable prior-year period. This increase was due to higher net income, an increase in accrued liabilities, and a decrease in inventory partially offset by an increase in accounts receivable.

Net cash used in investing activities during the first nine months of 1997 was $8.1 million compared with $5.3 million provided in the first nine months of 1996. The increase in cash used was due to an increase in capital investments during 1997 and a decrease in proceeds from the sale of property, plant and equipment.

Net cash used in financing activities during the first nine months of 1997 was $113.3 million compared with $78.8 million in the first nine months of 1996. This increase was due to the required payment of $40.1 million paid from Excess Cash Flow (as defined in the Credit Agreement) in 1997 compared with $9.0 million in 1996, and the reduction of debt due to lower working capital requirements.


Independent Accountants' Review Report

Ernst & Young LLP, independent public accountants, have reviewed the condensed consolidated financial statements of the Company as of and for the three-month and nine-month periods ended September 30, 1997 and 1996. The Independent Accountants' Review Report has been included in this filing.

                  UNITED STATIONERS INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          Not applicable


ITEM 2    CHANGES IN SECURITIES

          Not applicable


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable


ITEM 5    OTHER INFORMATION

Subsequent Event

On October 9, 1997 the Company completed a 2.0 million share primary offering of common stock and 3.4 million share secondary offering of common stock. The shares were priced at $38.00, before underwriting discounts and commissions of $1.90. The aggregate net proceeds to the Company from this offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of 1,119,038 warrants into common stock were used to (i) redeem $50.0 million of the Company's 12 3/4% Senior Subordinated Notes and pay the redemption premium thereon of $6.4 million (redemption of the Notes requires a thirty day notice which was given on October 10th), (ii) pay fees related to the offering, and (iii) reduce by $15.5 million the indebtedness under the Term Loan Facilities. The repayment of indebtedness under the Term Loan Facilities caused a permanent reduction of the amount borrowable thereunder.

As a result of the offering the Company recognized the following nonrecurring charges in the fourth quarter of 1997 (i) a noncash charge of approximately $61.7 million ($36.7 million net of tax benefit of $25.0 million) or approximately $2.34 per share in compensation expense relating to certain employee stock options which became exercisable upon completion of the offering, and (ii) an extraordinary loss from early extinguishment of debt during the fourth quarter of 1997 related to the redemption premium of $6.4 million ($3.8 million net of tax benefit of $2.6 million) and write-off of certain capitalized financing costs of approximately $3.6 million ($2.1 million net of tax benefit of $1.5 million).

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



                                                 UNITED STATIONERS INC.
                                              UNITED STATIONERS SUPPLY CO.
                                                    (Registrant)







Date:   November 3, 1997                        /s/Daniel H. Bushell
                                                 Daniel H. Bushell
                                                 Executive Vice President and
                                                 Chief Financial Officer

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