Form 10-K
period 1997-12-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1998-03-12
CIK 355999, 945633

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K
(Mark One)

   /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 1997
                                     or
   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from __________ to ____________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                 Name of Each Exchange
        Title of Each Class                       on Which Registered
                NONE                                      N/A
       ---------------------                    -----------------------

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

AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF UNITED STATIONERS INC. AS OF MARCH 6, 1998, BASED ON THE LAST SALE PRICE OF THE COMMON STOCK AS QUOTED BY THE NASDAQ NATIONAL MARKET SYSTEM ON SUCH DATE: $746,141,914 UNITED STATIONERS SUPPLY CO. HAS NO SHARES OF COMMON STOCK OUTSTANDING HELD BY NON-AFFILIATES.

ON MARCH 6, 1998, UNITED STATIONERS INC. HAD OUTSTANDING 16,024,019 SHARES OF COMMON STOCK, PAR VALUE $0.10 PER SHARE. ON MARCH 6, 1998, UNITED STATIONERS SUPPLY CO. HAD 880,000 SHARES OF COMMON STOCK, $1.00 PAR VALUE PER SHARE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Part of Form 10-K
-----------------
Part III Portions of United Stationers Inc.'s definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders of United Stationers Inc., to be filed within 120 days of the year end of United Stationers Inc.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      UNITED STATIONERS INC. AND SUBSIDIARIES

                            UNITED STATIONERS SUPPLY CO.

                   FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997


                         CONTENTS AND CROSS REFERENCE SHEET
            FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K


FORM 10-K  FORM 10-K                                                        FORM 10-K
PART NO.   ITEM NO.   DESCRIPTION                                           PAGE NO.
---------  ---------  -----------                                           ---------
  I                   Explanatory Note                                          1
               1      Business                                                  1
                        General                                                 1
                        Products                                              1-2
                        Customers                                               2
                        Marketing and Customer Support                          3
                        Distribution                                          3-4
                        Purchasing and Merchandising                            4
                        Competition                                             4
                        Employees                                               4
               2      Properties                                                5
               3      Legal Proceedings                                         5
               4      Submission of Matters to a Vote of Security Holders       5
  II           5      Market for Registrant's Common Equity
                        and Related Stockholder Matters                         6
                      Quarterly Stock Price Data                              6-7
               6      Selected Consolidated Financial Data                   7-11
               7      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       12-19
               8      Financial Statements and Supplementary Data           19-42
               9      Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                 42
  III         10      Directors and Executive Officers of the Registrant    43-45
              11      Executive Compensation                                   45
              12      Security Ownership of Certain Beneficial
                        Owners and Management                                  45
              13      Certain Relationships and Related Transactions           45
  IV          14      Exhibits, Financial Statements, Schedules and
                        Reports on Form 8-K                                 46-49

Signatures                                                                     50


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


ITEM 1.   BUSINESS


GENERAL

On March 30, 1995, Associated Holdings, Inc., ( "Associated" ), was merged with and into United Stationers Inc., ( "United" ), with United surviving (the "Merger"). Immediately thereafter, Associated Stationers, Inc. ("ASI"), the wholly owned subsidiary of Associated, was merged with and into United Stationers Supply Co. ("USSC"), the wholly owned subsidiary of United, with USSC surviving. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

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

The Company is the largest general line business products wholesaler in the United States with 1997 net sales of $2.6 billion. The Company sells its products through a single national distribution network to more than 15,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 41 distribution centers and 16 Lagasse distribution centers.


PRODUCTS

The Company's current product offerings, comprised of more than 30,000 stockkeeping units (SKUs), may be divided into five primary categories:

TRADITIONAL OFFICE PRODUCTS. The Company's core business continues to be traditional office products, which includes both brand-name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. The Company's traditional office product offerings are quite deep, including, for example, more than 1,000 different SKUs of ring binders and 800 types of file folders.

COMPUTERS AND RELATED SUPPLIES. The Company offers computer supplies, peripherals and hardware with major brand names to computer resellers and office products dealers. These products constituted approximately 22% of the Company's 1997 net sales.

OFFICE FURNITURE. The Company's sale of office furniture such as leather chairs, wooden and steel desks and computer furniture has enabled it to become the nation's largest office furniture wholesaler, with the Company currently offering nearly 4,000 furniture items from 50 different manufacturers. Office furniture constituted approximately 15% of the Company's 1997 net sales. The Company's "Pro-Image" consulting program enables resellers with no previous expertise to provide high-end furniture and office design services to end users. The Company offers national delivery and product "set-up" capabilities to support office products dealers as well as to attract new furniture dealers.

JANITORIAL AND SANITATION SUPPLIES. The Company's dedicated marketing effort for janitorial and sanitation supplies was created in 1993 with the development of United Facility Supply. In October 1996, the Company acquired Lagasse, the largest pure wholesaler of janitorial and sanitation supplies in North America. The Company currently distributes these products through 16 Lagasse distribution centers.

OTHER PRODUCTS. The Company's newest product categories encompass facilities management supplies, specialty mailroom and warehouse items, kitchen and cafeteria items, first aid products and ergonomic products designed to enhance worker productivity, comfort and safety. Another one of the Company's niche markets is business presentation products, including audio visual equipment, flip charts and dry erase boards. Additionally, the Company offers its "Signature Image" program, which provides resellers with access into the advertising specialties market (such as imprinted and logo items).

CUSTOMERS

The Company sells principally to resellers of office products, consisting primarily of commercial dealers and contract stationers, retail dealers, superstores, mail order companies and mass merchandisers. In addition, the Company sells to office furniture dealers, computer resellers and janitorial and sanitary supply distributors. Of its 15,000 customers, no single reseller accounted for more than 6% of the Company's net sales in 1997.

Commercial dealers and contract stationers are the most significant reseller channel for office products distribution and typically serve large businesses, institutions and government agencies. Through industry consolidation, the number of such dealers has decreased, with the remaining dealers growing larger. As a result, net sales to these commercial dealers and contract stationers as a group have grown rapidly.

The number of retail dealers has been declining for some time as the result of individual retail dealers' inability to compete successfully with the growing number of superstores and, more recently, as a result of dealerships being acquired and brought under an umbrella of common ownership. To adapt to this highly competitive environment, many retail dealers, commercial dealers and contract stationers have joined marketing or buying groups in order to increase purchasing leverage. The Company believes it is the leading wholesale source for many of these groups, providing not only merchandise but also special programs that enable these dealers to take advantage of their combined purchasing power.

While the Company maintains and builds its business with commercial dealers, contract stationers (including the contract stationer divisions of national office product superstores) and retail dealers, it also had relationships with most major office products superstore chains. In addition, the Company supplies inventory and other fulfillment services to the retail operations of certain superstores, including their direct-to-business delivery programs and to non-stocking resellers.

MARKETING AND CUSTOMER SUPPORT

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

Substantially all of the Company's 30,000 SKUs are sold through its comprehensive general line catalogs, promotional pieces and specialty catalogs for the office products, office furniture, facilities management supplies and other specialty markets. The Company produces the following annual catalogs:
General Line Catalog; Office Furniture Catalog featuring furniture and accessories; Universal Catalog promoting the Company's private-brand merchandise; Computer Products Catalog offering hardware, supplies, accessories and furniture; Facilities and Maintenance Supplies Catalog featuring janitorial, maintenance, food service, warehouse, mailroom supplies and products and supplies used for meetings and presentations; and the Lagasse Catalog offering janitorial and sanitation supplies. In addition, the Company produces the following quarterly promotional catalogs: Action 2000, featuring over 1,000 high-volume commodity items, and Computer Concepts, featuring computer supplies, peripherals, accessories and furniture. The Company also produces separate quarterly flyers covering general office supplies, office furniture and Universal products. The majority of the expenses related to the production of such catalogs is borne by the Company's suppliers. Because commercial dealers, contract stationers and retail dealers typically distribute only one wholesaler's catalogs in order to streamline and concentrate order entry, the Company attempts to maximize the distribution of its catalogs by offering advertising credits to resellers, which can be used to offset the cost of catalogs. Also, the Company offers an electronic catalog available on CD-ROM and through the Company's web site, www.unitedstationers.com.

The Company also offers to its resellers a variety of electronic order entry systems and business management and marketing programs that enhance the resellers' ability to manage their businesses profitably. For instance, the Company maintains electronic data interchange systems that link the Company to selected resellers and interactive order systems that link the Company to selected resellers and such resellers to the ultimate end user. In addition, the Company's electronic order entry systems allow the reseller to forward its customers' orders directly to the Company, resulting in the delivery of pre-sold products to the reseller or directly to its customers. The Company estimates that in 1997, it received approximately 90% of its orders electronically.

In addition to marketing its products and services through the use of its catalogs, the Company employs a sales force of approximately 140 salespersons. The sales force is responsible for sales and service to resellers with which the Company has an existing relationship, as well as for establishing new relationships with additional resellers. The Company supplements the efforts of its sales force through telemarketing.


DISTRIBUTION

The Company has a network of 41 business products regional distribution centers located in 37 metropolitan areas in 25 states in the United States, most of which carry the Company's full line of inventory. The Company also maintains 16 Lagasse distribution centers that carry a full line of janitorial and sanitation supplies. The Company supplements its regional distribution centers with 24 local distribution points throughout the United States that serve as reshipment points for orders filled at the regional distribution centers. The Company utilizes more than 400 trucks, substantially all of which are contracted for by the Company, to enable direct delivery from the regional distribution centers and local distribution points to resellers.

The Company's distribution capabilities are aided by its proprietary, computer-driven inventory locator system. If a reseller places an order for an item that is out of stock at the Company location which usually serves the particular reseller, the Company's system will automatically search for the item at alternative distribution centers. If the item is available at an alternative location, the system will automatically forward the order to that alternate location, which will then coordinate shipping with the primary facility and, for the majority of resellers, provide a single on-time delivery. The system effectively provides the Company with added inventory support that enables it to provide higher service levels to the reseller, to reduce back orders and to minimize time spent searching for merchandise substitutes, all of which contribute to the Company's high order fill rate and efficient levels of inventory balances.

Another service offered by the Company to resellers is its "wrap and label" program, that offers resellers the option to receive prepackaged orders customized to meet the specifications of particular end users. For example, when a reseller receives orders from a number of separate end users, the Company can group and wrap the items separately by end user so that the reseller need only deliver the package. The "wrap and label" program is attractive to resellers because it eliminates the need to break down case shipments and to repackage the orders before delivering them to the end user. The Company also can ship orders directly to end users on behalf of resellers.


PURCHASING AND MERCHANDISING

As the largest business products wholesaler in North America, the Company qualifies for substantial volume allowances and can realize significant economies of scale. The Company obtains products from over 500 manufacturers, for many of whom the Company believes it is a significant customer. In 1997, no supplier accounted for more than 14% of the Company's aggregate purchases. As a centralized corporate function, the Company's merchandising department interviews and selects suppliers and products for inclusion in the catalogs. Selection is based upon end-user acceptance and demand for the product and the manufacturer's total service, price and product quality offering.


COMPETITION

The Company competes with office products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, computers and related items, and facility management supplies. Competition between the Company and manufacturers is based primarily upon net pricing, minimum order quantity and product availability. Although manufacturers may provide lower prices to resellers than the Company does, the Company's marketing and catalog programs, combined with speed of delivery and its ability to offer resellers a broad line of business products from multiple manufacturers on a "one-stop shop" basis and with lower minimum order quantities, are important
factors in enabling the Company to compete effectively.   Manufacturers
typically sell their products through a variety of distribution channels, including wholesalers and resellers.

Competition between the Company and other wholesalers is based primarily on breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers and the quality of its marketing and other services. The Company believes it is competitive in each of these areas. Most wholesale distributors of office products conduct operations regionally and locally, sometimes with limited product lines such as writing instruments or computer products. Only one other national wholesaler carries a general line of office products.

Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end users. As a result, purchasers of commodity type office products have become extremely price sensitive, and therefore, the Company has increased its efforts to market to resellers the continuing advantages of its competitive strengths (as compared to those of manufacturers and other wholesalers).

EMPLOYEES

As of December 31, 1997, the Company employed approximately 5,500 persons.

The Company considers its relations with employees to be good. Approximately 1,000 of the shipping, warehouse and maintenance employees at certain of the Chicago, Detroit, Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by collective bargaining agreements. The agreements expire at various times during the next three years. The Company has not experienced any work stoppages during the past five years.

ITEM 2.   PROPERTIES

The Company considers its properties to be suitable and adequate for their intended uses. These properties consist of the following:

EXECUTIVE OFFICES. The Company's office facility in Des Plaines, Illinois has approximately 135,800 square feet of office and storage space. In addition, approximately 47,000 square feet of office space located in Mt. Prospect, Illinois is leased by the Company. This lease expires in September of 1999 with an option to renew for two five-year terms.

USSC REGIONAL DISTRIBUTION CENTERS. The Company presently operates 41 distribution centers in 25 states. These centers represent, in total, approximately 7.3 million square feet, of which approximately 4.3 million is owned and the balance is leased.

LOCAL DISTRIBUTION POINTS. The Company also operates 24 local distribution points. Two are leased by the Company; the other local distribution points are operated through cross-docking arrangements with third party distribution companies.

LAGASSE DISTRIBUTION CENTERS. Lagasse operates 16 leased distribution centers, specifically serving janitorial and sanitary supply distributors. These centers represent, in total, approximately 589,000 square feet. Its New Orleans distribution center also includes 22,000 square feet of executive office space.


ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 1997, the Company issued notice and proxy statements for action to be taken by written consent, expiring on October 6, 1997, in lieu of a special meeting of stockholders for the purpose of considering approval of the amendments to the Company's Management Equity Plan.

The tabulation of the votes was as follows:

         For        Against   Abstain   Not Voted
     ----------     -------   -------   ---------
     10,356,381     341,809    6,335     915,230


                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

THE COMPANY


                                                                      Income (Loss)
                                             Income (Loss)              Per Share
                                                Before        Net         Before      Net Income
Year Ended               Net       Gross     Extraordinary   Income   Extraordinary     (Loss)
December 31, 1997       Sales    Profit (1)      Item        (Loss)      Item (2)    Per Share (2)
-----------------   -----------  ----------  -------------  --------  -------------  -------------
First Quarter        $  635,021   $108,742     $ 10,009     $ 10,009      $0.65          $0.65
Second Quarter          610,041    104,734        9,870        9,870       0.64           0.64
Third Quarter           650,912    114,442       11,867       11,867       0.74           0.74
Fourth Quarter (3)      662,161    118,013      (23,558)     (29,442)     (1.52)(4)      (1.90)(4)
                     ----------   --------     --------     --------
Totals  (3)          $2,558,135   $445,931     $  8,188     $  2,304       0.43           0.05
                     ----------   --------     --------     --------
                     ----------   --------     --------     --------
Year Ended
December 31, 1996
-----------------
First Quarter        $  586,881   $102,526     $  8,209     $  8,209      $0.51          $0.51
Second Quarter          535,690     87,212        5,273        5,273       0.32           0.32
Third Quarter           576,254     98,207        8,781        8,781       0.56           0.56
Fourth Quarter          599,345    103,016        9,730        9,730       0.63           0.63
                     ----------   --------     --------     --------
Totals               $2,298,170   $390,961     $ 31,993     $ 31,993       2.03           2.03
                     ----------   --------     --------     --------
                     ----------   --------     --------     --------

(1) Gross profit is net of delivery and occupancy costs. See Note 3 (Reclassification) to the Consolidated Financial Statements of the Company included elsewhere herein.
(2) As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not equal earnings per share for the total year.
(3) The fourth quarter and year ended December 31, 1997 reflect a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million) and a cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements. In addition, during the fourth quarter of 1997, the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt. See Note 1 to the Consolidated Financial Statements of the Company included elsewhere herein.
(4) Net loss per common share during the fourth quarter of 1997 is calculated using only the weighted average number of common shares outstanding.

                             QUARTERLY STOCK PRICE DATA

The Common Stock is quoted through the NASDAQ National Market System under the symbol "USTR." The following table sets forth on a per share basis, for the periods indicated, the high and low closing sale prices per share for the Common Stock as reported by the NASDAQ National Market System.


                              High           Low
                             -------       -------
        1996
        --------------
        First Quarter        $30 1/4       $21 1/2
        Second Quarter       $24 1/2       $19 1/2
        Third Quarter        $24 1/2       $17 1/2
        Fourth Quarter       $23           $19 1/2

        1997
        --------------
        First Quarter        $21 3/4       $18 3/4
        Second Quarter       $27 1/2       $19
        Third Quarter        $38 1/4       $23 7/8
        Fourth Quarter       $48 5/8       $37 1/4


On February 25, 1998, there were approximately 1,095 holders of record of Common Stock.

The Company does not currently intend to pay any cash dividends on the Common Stock. Furthermore, as a holding company, the ability of United to pay dividends in the future is dependent upon the receipt of dividends or other payments from its operating subsidiary, USSC. The payment of dividends by USSC is subject to certain restrictions imposed by the Company's debt agreements. See Note 6 to the Consolidated Financial Statements of the Company included elsewhere herein.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is the selected historical consolidated financial data for the Company. Although United was the surviving corporation in the Merger, the Acquisition was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the income statement, operating, and other data for the year ended December 31, 1995 reflect the financial information of Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995. The balance sheet data at December 31, 1997, 1996 and 1995 reflects the consolidated balances of the Company, including various Merger-related adjustments. Income statement data for all periods presented reflect a reclassification of delivery and occupancy costs to cost of goods sold from operating expenses.

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion, see Note 3 (New Accounting Pronouncements) to the Consolidated Financial Statements of the Company, included elsewhere herein.

THE COMPANY/ASSOCIATED

The selected consolidated financial data for the years ended December 31, 1993 and 1994 has been derived from the Consolidated Financial Statements of Associated which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data of the Company for the years ended December 31, 1997, 1996 and 1995 (which for Income Statement, Operating, and Other Data includes Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995) have been derived from the Consolidated Financial Statements of the Company which have been audited by Ernst & Young LLP, independent auditors. All selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Historical Results of Operations of the Company/Associated," "Liquidity and Capital Resources of the Company/Associated" and the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.


                                                                     The Company
                                        ----------------------------------------------------------------------
                                                               Years Ended December 31,
                                        ----------------------------------------------------------------------
                                           1997           1996           1995            1994           1993
                                        ----------     ----------     ----------       --------       --------
                                                      (dollars in thousands, except per share data)
Income Statement Data:
----------------------
Net sales                               $2,558,135     $2,298,170     $1,751,462       $470,185       $455,731
Cost of goods sold                       2,112,204      1,907,209      1,446,949        382,299        375,226
                                        ----------     ----------     ----------       --------       --------
   Gross profit                            445,931        390,961        304,513         87,886         80,505
Operating expenses:
   Warehousing, marketing and
      administrative expenses              311,002        277,957        246,956(2)      69,765         69,527
   Non-recurring charges                    64,698(1)         - -            - -            - -            - -
                                        ----------     ----------     ----------       --------       --------
Total operating expenses                   375,700        277,957        246,956(2)      69,765         69,527
                                        ----------     ----------     ----------       --------       --------
Income from operations                      70,231        113,004         57,557         18,121         10,978
Interest expense, net                       53,511         57,456         46,186          7,725          7,235
                                        ----------     ----------     ----------       --------       --------
   Income before income taxes
      and extraordinary item                16,720         55,548         11,371         10,396          3,743
Income taxes                                 8,532         23,555          5,128          3,993            781
                                        ----------     ----------     ----------       --------       --------
   Income before extraordinary
      item                                   8,188         31,993          6,243          6,403          2,962
Extraordinary item - loss on
      early retirement of debt, net of
       tax benefit of $3,956 in 1997
       and $967 in 1995                     (5,884)           - -         (1,449)           - -            - -
                                        ----------     ----------     ----------       --------       --------
Net income                              $    2,304     $   31,993     $    4,794       $  6,403       $  2,962
                                        ----------     ----------     ----------       --------       --------
                                        ----------     ----------     ----------       --------       --------
Net income attributable to
   common stockholders                  $      776     $   30,249     $    2,796       $  4,210       $    915
                                        ----------     ----------     ----------       --------       --------
                                        ----------     ----------     ----------       --------       --------
Net income per common
 share - assuming dilution
      Income before extraordinary item       $0.43          $2.03          $0.33          $0.51          $0.11
      Extraordinary item                     (0.38)           - -          (0.11)           - -            - -
                                        ----------     ----------     ----------       --------       --------
      Net income                             $0.05          $2.03          $0.22          $0.51          $0.11
                                        ----------     ----------     ----------       --------       --------
                                        ----------     ----------     ----------       --------       --------
Cash dividends declared per
   common share                                - -            - -            - -            - -            - -
Operating and Other Data:
-------------------------
EBITDA (3)                              $   96,272     $  139,046     $   81,241       $ 23,505       $ 16,481
EBITDA margin (4)                             3.8%(5)        6.1%           4.6%(6)        5.0%           3.6%
Depreciation and
   amortization (7)                     $   26,041     $   26,042     $   23,684       $  5,384       $  5,503
Capital expenditures                        12,991         (2,886)(8)      8,017            554          3,273



                                                                        The Company
                                           ----------------------------------------------------------------------
                                                                  Years Ended December 31,
                                           ----------------------------------------------------------------------
                                              1997(9)        1996           1995(10)        1994           1993
                                           ----------     ----------     ----------       --------       --------
                                                         (dollars in thousands, except per share data)
Operating Results Before Charges: (9)(10)
---------------------------------
Income from operations                       $134,929       $113,004        $67,316        $18,121        $10,978
Net income attributable to
    common stockholders                        45,364         30,249         10,081          4,210            915
Net income per common
    share - assuming dilution                    2.95           2.03           0.79           0.51           0.11
EBITDA                                        160,970        139,046         91,000         23,505         16,481
EBITDA margin                                    6.3%           6.1%           5.2%           5.0%           3.6%



                                                                     The Company
                                        ----------------------------------------------------------------------
                                                                  As of December 31,
                                        ----------------------------------------------------------------------
                                           1997           1996           1995            1994           1993
                                        ----------     ----------     ----------       --------       --------
                                                                (dollars in thousands)
Balance Sheet Data:
-------------------
Working capital                         $  451,449     $  404,973     $  355,465       $ 56,454       $ 57,302
Total assets                             1,148,021      1,109,867      1,001,383        192,479        190,979
Total debt and capital lease (11)          537,135        600,002        551,990         64,623         86,350
Redeemable preferred stock                     - -         19,785         18,041         23,189         20,996
Redeemable warrants                            - -         23,812         39,692          1,650          1,435
Total stockholders' equity                 223,308         75,820         30,024         24,775         11,422



(1) In the fourth quarter of 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million) and a non-recurring cash charge of $5.3 million
     ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements.

(2) Includes a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) for the year ended December 31, 1995.

(3) EBITDA for 1997 would have been $161.0 million excluding the non-recurring charges. EBITDA is defined as earnings before interest, taxes, depreciation and amortization and extraordinary item and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation, from or as a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(4)  EBITDA margin represents EBITDA as a percent of net sales.

(5)  EBITDA margin would have been 6.3% excluding the non-recurring charges.

(6)  EBITDA margin would have been 5.2% excluding the restructuring charge.

(7) Excludes $4.3 million of amortization related to deferred financing costs, which is a component of interest expense.

(8) Includes $11.1 million of proceeds from the sale of property, plant and equipment.

(9) In the fourth quarter of 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million) and a non-recurring cash charge of $5.3 million
     ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements. In addition, during the fourth quarter of 1997 the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to early retirement of debt.

(10) During 1995, the Company recorded a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and an extraordinary loss of $2.4 million ($1.4 million net of tax benefit of $1.0 million) related to early retirement of debt.

(11) Total debt and capital lease include current maturities.


UNITED

The selected consolidated financial data of United (a predecessor of the Company) set forth below for the seven months ended March 30, 1995 (at which time United and Associated merged to create the Company) have been derived from the Consolidated Financial Statements of United which have been audited by Ernst & Young LLP, independent auditors. The selected financial data at and for the seven-month period ended March 31, 1994 are unaudited and in the opinion of management reflects all adjustments considered necessary for a fair presentation of such data. The selected consolidated financial data of United for each of the two fiscal years ended August 31, 1994 and 1993 have been derived from the Consolidated Financial Statements of United which have been audited by Arthur Andersen LLP, independent public accountants.

All selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations of United," included elsewhere herein.


                                                                 UNITED
                                          -----------------------------------------------------
                                             SEVEN MONTHS ENDED         YEARS ENDED AUGUST 31,
                                          ------------------------    -------------------------
                                          MARCH 30,      MARCH 31,
                                            1995           1994          1994           1993
                                          --------       --------     ----------     ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales                                 $980,575       $871,585     $1,473,024     $1,470,115
Cost of sales                              814,780        717,546      1,220,245      1,197,664
                                          --------       --------     ----------     ----------
Gross profit on sales                      165,795        154,039        252,779        272,451
Operating expenses                         133,098        128,594        216,485        226,337
Merger-related costs                        27,780(1)         - -            - -            - -
                                          --------       --------     ----------     ----------
Income from operations                       4,917         25,445         36,294         46,114
Interest expense, net                        7,500          5,837         10,461          9,550
Other income, net                               41            117            225            355
                                          --------       --------     ----------     ----------
Income (loss) before income taxes           (2,542)        19,725         26,058         36,919
Income taxes                                 4,692          8,185         10,309         15,559
                                          --------       --------     ----------     ----------
Net income (loss)                         $ (7,234)      $ 11,540     $   15,749     $   21,360
                                          --------       --------     ----------     ----------
                                          --------       --------     ----------     ----------
Net income (loss) per common
  share - assuming dilution               $  (0.39)      $   0.62     $     0.85 $         1.15

Cash dividends declared per share             0.30           0.30           0.40           0.40

OPERATING AND OTHER DATA:
EBITDA(2)                                   17,553         37,665         57,755         67,712
EBITDA margin(3)                              1.8%           4.3%           3.9%           4.6%
Depreciation and amortization             $ 12,595       $ 12,103     $   21,236     $   21,243
Net capital expenditures                     7,764          4,287         10,499         29,958

BALANCE SHEET DATA (AT PERIOD END):
Working capital                            257,600        297,099        239,827        216,074
Total assets                               711,839        608,728        618,550        634,786
Total debt and capital leases(4)           233,406        227,626        155,803        150,251
Stockholders' investment                   233,125        243,636        246,010        237,697


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

(2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation, from or as a substitute, for net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(3)  EBITDA margin represents EBITDA as a percentage of net sales.

(4)  Total debt and capital leases include current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K.

Certain information presented in this Form 10-K includes forward-looking statements regarding the Company's future results of operations. The Company is confident that its expectations are based on reasonable assumptions given its knowledge of its operations and business. However, there can be no assurance that the Company's actual results will not differ materially from its expectations. The matters referred to in forward-looking statements may be affected by the risks and uncertainties involved in the Company's business including, among others, competition with business products manufacturers and other wholesalers, consolidation of the business products industry, the ability to maintain gross profit margins, the ability to reduce operating expenses as a percent of net sales, changing end-user demands, changes in manufacturers' pricing, service interruptions and availability of liquidity and capital resources.


OVERVIEW

On October 10, 1997, the Company completed a 2.0 million share primary offering of Common Stock and a 3.4 million share secondary offering of Common Stock ("Equity Offering"). The shares were priced at $38.00 per share, before underwriting discounts and a commission of $1.90 per share. The aggregate net proceeds to the Company from this Equity Offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of 1,119,038 warrants into common stock were used to (i) redeem $50.0 million of the Company's 12 3/4% Senior Subordinated Notes and pay the redemption premium thereon of $6.4 million, (ii) pay fees related to the Equity Offering, and (iii) reduce the indebtedness under the Term Loan Facilities by $15.5 million. The repayment of indebtedness resulted in an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and caused a permanent reduction of the amount borrowable under the Term Loan Facilities.

On March 30, 1995, Associated merged with and into United. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the results of operations for the year ended December 31, 1995 reflects the financial information of Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995. As a result of the Merger, the results of operations of the Company for the year ended December 31, 1995 are not comparable to those of previous and subsequent periods.

To facilitate a meaningful comparison, the following supplemental discussion and analysis is based on the pro forma results of operations for the Company for the year ended December 31, 1995. The pro forma results of operations do not purport to be indicative of the results that would have been obtained had such transactions been completed for the periods presented or that may be obtained in the future.


GENERAL INFORMATION

EMPLOYEE STOCK OPTIONS. The Management Equity Plan (the "Plan"), as amended, is administered by the Board of Directors, although the Plan allows the Board of Directors of the Company to designate an option committee to administer the Plan. The Plan provides for the issuance of shares of Common Stock through the exercise of options, to key officers and management employees of the Company, either as incentive stock options or as non-qualified stock options.

In October 1997, the Company's stockholders approved an amendment to the Plan which provided for the issuance of approximately 1.5 million additional options to key management employees and directors of the Company. During 1997, approximately 0.3 million options were granted to management employees and directors at fair market value.

In September 1995, the Company's Board of Directors approved an amendment to the Plan which provided for the issuance of options in connection with the Merger ("Merger Incentive Options") to key management employees of the Company exercisable for up to 2.2 million additional shares of its Common Stock. Subsequently, approximately 2.2 million options were granted during 1995 and 1996 to management employees. Some of the options were granted at an option price below market value and the option price of certain options increased by $0.625 on a quarterly basis effective April 1, 1996.

These Merger Incentive Options were granted in order to provide incentives to management with respect to the successful development of ASI and the integration of ASI with the Company. All Merger Incentive Options were vested and became exercisable with the completion of the Equity Offering in October 1997. All Common Stock issued from the exercise of Merger Incentive Options is subject to a six month holding period which expires on April 10, 1998. In the fourth quarter of 1997 the Company was required to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise prices. Based on the closing stock price on October 10, 1997 of $39.125 and options outstanding as of October 10, 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million).

RESTRUCTURING CHARGE. The historical results for the twelve months ended December 31, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge included severance costs totaling $1.8 million. The Company's consolidation plan specified that 330 distribution, sales and corporate positions, 180 of which related to pre-Merger Associated, were to be eliminated substantially within one year following the Merger. The Company achieved its target, with the related termination costs of approximately $1.8 million charged against the reserve. The restructuring charge also included distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan called for the closing of eight redundant distribution centers, six of which related to pre-Merger Associated, and the elimination of overlapping inventory items from the Company's catalogs substantially within the one-year period following the Merger. Estimated distribution center closing costs included (i) the net occupancy costs of leased facilities after they are vacated until expiration of leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Estimated stockkeeping unit reduction costs included losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition. As of December 31, 1997, five of the six redundant pre-Merger Associated distribution centers had been closed with $5.5 million charged against the reserve and $2.0 million related to stockkeeping unit reduction costs had also been charged against the reserve. As of December 31, 1997, the Company's consolidation plan had been substantially completed. Seven of the eight redundant distribution centers had been closed. The restructuring reserve balance at December 31, 1997 of $0.3 million is adequate to cover the remaining estimated expenditures related to integration and transition costs. See Note 5 to the Consolidated Financial Statements of the Company included elsewhere herein.

CHANGE IN ACCOUNTING METHOD. Effective January 1, 1995, Associated changed its method of accounting for the cost of inventory from the FIFO method to the LIFO method. Associated made this change in contemplation of its acquisition of United (accounted for as a reverse acquisition) so that its method would conform to that of United. Associated believed that the LIFO method provided a better matching of current costs and current revenues, and that earnings reported under the LIFO method are more easily compared to that of other companies in the wholesale industry where the LIFO method is common. In 1995, this change resulted in the reduction of pre-tax income of the Company of approximately $8.8 million ($5.3 million net of tax benefit of $3.5 million). See Note 3 (Inventories) to the Consolidated Financial Statements of the Company included elsewhere herein.

RECLASSIFICATION OF DELIVERY AND OCCUPANCY COSTS.

During the fourth quarter of 1996, the Company reclassified its delivery and occupancy costs from operating expenses to cost of goods sold to conform the Company's presentation to the presentation used by others in the business products industry. See Note 3 (Reclassification) to the Consolidated Financial Statements included elsewhere herein.

ACTUAL AND PRO FORMA RESULTS OF OPERATIONS

The following table of summary actual and pro forma (see Note 5 to the Consolidated Financial Statements of the Company included elsewhere herein) is intended for informational purposes only and is not necessarily indicative of either financial position or results of operations in the future, or that would have occurred had the events described in the second paragraph under "Overview" occurred on January 1, 1995. The following information should be read in conjunction with, and is qualified in its entirety by, the historical Consolidated Financial Statements of the Company and its predecessors, including the related notes thereto, included elsewhere herein.


                                         Years Ended December 31,
                         -------------------------------------------------------
                                                                          Pro Forma
                                1997                   1996                  1995
                         ------------------    ------------------    ------------------
                                             (dollars in thousands)
Net sales                $2,558,135   100.0%   $2,298,170   100.0%   $2,201,860   100.0%
Gross profit                445,931    17.4       390,961    17.0       381,270    17.3
Operating expenses          311,002    12.2       277,957    12.1       299,861    13.6
Non-recurring charges        64,698     2.5           - -     - -           - -     - -
Income from operations       70,231     2.7       113,004     4.9        81,409     3.7



HISTORICAL RESULTS OF OPERATIONS OF THE COMPANY/ASSOCIATED

COMPARISON OF ACTUAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

NET SALES. Net sales increased 11.8%, on equivalent workdays, to $2.6 billion for 1997 compared with $2.3 billion for 1996. This increase represents strength in all geographic regions. Also, the Company's janitorial and sanitation products, office furniture and traditional office supplies experienced strong growth throughout the year.

Net sales for 1997 include ten months of incremental sales related to the October 1996 acquisition of Lagasse Bros., Inc. Excluding the Lagasse acquisition, sales growth for 1997 was 8.8%.

GROSS MARGIN. Gross margin increased to 17.4% in 1997 from 17.0% in 1996. This increase reflects higher vendor rebates obtained by meeting higher purchase volume hurdles. In addition, the Company continued to see a shift in product mix toward higher margin items. Lower margin computer hardware declined as a percent of total sales.

OPERATING EXPENSES. Operating expenses as a percent of net sales, before non-recurring charges, remained nearly flat at 12.2% in 1997 compared with 12.1% in 1996. Non-recurring charges recorded in the fourth quarter of 1997 were $59.4 million (non-cash) and $5.3 million (cash) related to the vesting of stock options and the termination of certain management advisory service agreements. During 1997, the Company accelerated certain discretionary expenditures that represent investments in the future, specifically, preparation for the Year 2000 computer system issues and investments related to strategic planning. In addition, the Company continues to improve warehouse and systems efficiencies to produce high levels of customer and consumer satisfaction. Operating expenses as a percent of net sales, including the aforementioned non-recurring charges, was 14.7% in 1997.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales, before non-recurring charges, increased to 5.2% from 4.9% in 1996. Including non-recurring charges, income from operations as a percent of net sales was 2.7% in 1997.

INTEREST EXPENSE. Interest expense as a percent of net sales was 2.1% compared with 2.5% in 1996. This reduction reflects the continued leveraging of fixed interest costs against higher sales.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales, excluding the impact of non-recurring charges, increased to 3.1% from 2.4% in 1996. Including non-recurring charges, income before income taxes and extraordinary item as a percent of net sales was 0.6% in 1997.

NET INCOME. Net income in 1997 includes an extraordinary item, loss on the early retirement of debt of $9.8 million ($5.9 million net of tax benefit of $3.9 million) or .2% of net sales. Net income as a percent of net sales, excluding the impact of non-recurring charges and early retirement of debt, increased to 1.8% in 1997 from 1.4% in 1996. Including non-recurring charges and extraordinary item, net income as a percent of net sales was 0.1% in 1997.

FOURTH QUARTER RESULTS. Certain expense and cost of sale estimates are recorded throughout the year including inventory shrinkage, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 1997, the Company recorded a favorable net income adjustment of approximately $2.9 million relating to the refinement of estimates recorded in the prior three quarters.

In the fourth quarter of 1997, the Company recognized the following charges (i) pre-tax non-recurring charges of $59.4 million (non-cash) and $5.3 million
(cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Note 10 to the Consolidated Financial Statements of the Company included elsewhere herein), and (ii) an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (see Note 6 to the Consolidated Financial Statements of the Company included elsewhere herein).


COMPARISON OF ACTUAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NET SALES. Net sales increased 31.2% to $2.3 billion for 1996 from $1.8 billion for 1995. This increase was primarily the result of the Merger for a full twelve months in 1996. Sales in 1995 include only nine months of United's sales.

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

INTEREST EXPENSE. Interest expense as a percent of net sales was 2.5% in 1996, compared with 2.6% in 1995. This reduction reflects the leveraging of fixed interest costs against higher sales, partially offset by funding required to acquire Lagasse Bros., Inc. (see Note 1 to the Consolidated Financial Statements of the Company, included elsewhere herein).

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

COMPARISON OF ACTUAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996 AND PRO FORMA RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995

NET SALES. Net sales increased 4.4% to $2.3 billion for 1996 from $2.2 billion for 1995. This increase is primarily the result of higher unit sales in all product categories. In addition, our Micro United division continues to report strong growth resulting from the underlying strength in the marketplace. The Company's year-long focus on improving the consistency and reliability of its service has led to increased sales and higher customer and consumer satisfaction. The Company's core strengths, coupled with the strategic initiatives already under way, position it to deliver continued growth in both sales and earnings.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of December 31, 1997, the credit facilities under the Amended and Restated Credit Agreement (the "Credit Agreement") consisted of $148.8 million of term loan borrowings (the "Term Loan Facilities"), and up to $325.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In the fourth quarter of 1997, the Company redeemed $50.0 million of Notes (as defined) with net proceeds from the Equity Offering and as a result the Company recognized an extraordinary loss on early retirement of debt of $9.8 million ($5.9 million net of tax benefit of $3.9 million). Therefore, the Company has $100.0 million of borrowings remaining under the 12 3/4% Senior Subordinated Notes due 2005 (the "Notes").

The Term Loan Facilities consist of a $97.5 million Tranche A term loan facility (the "Tranche A Facility") and a $51.3 million Tranche B term loan facility
(the "Tranche B Facility"). Quarterly payments under the Tranche A facility range from $5.03 million at December 31, 1997 to $6.25 million at September 30, 2001. Quarterly payments under the Tranche B Facility range from $0.20 million at December 31, 1997 to $5.00 million at September 30, 2003. On March 31, 1998, principal payments of $15.8 million and $8.7 million are required to be paid from Excess Cash Flow (as defined in the Credit Agreement) at December 31, 1997 for the Tranche A and Tranche B Facilities, respectively. During October 1997, Tranche A and Tranche B Facilities were paid down by $10.3 million and $5.2 million, respectively, from net proceeds received from the Equity Offering in October 1997.

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined in the Credit Agreement); plus 50% of Eligible Inventory (as defined in the Credit Agreement) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined in the Credit Agreement). In addition, for each year, the Company must repay revolving loans so that for a period of 30 consecutive days in each year the aggregate revolving loans do not exceed $250.0 million. The Revolving Credit Facility matures on October 31, 2001.

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

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range with the rate based on the ratio of total debt (excluding any undrawn amounts under any letters of credit) to EBITDA (as defined in the Credit Agreement). The Tranche A Facility and the Revolving Credit Facility bear interest at prime plus 0.25% to 1.25% or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus 1.50% to 2.50%. The Tranche B Facility bears interest at prime plus 1.25% to 1.75% or, at the Company's option, LIBOR plus 2.50% to 3.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of December 31, 1997 the Company was in compliance with all covenants contained in the Credit Agreement.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. Such agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as an addition or a reduction to interest expense. At December 31, 1997, the Company had agreements which collar $200.0 million of the Company's borrowings under the Credit Facilities at LIBOR rates between 6.0% and 8.0%, which expire in April 1998. From April 1998 through October 1999, the Company has interest rate collar agreements on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0%. For the years ended December 31, 1997 and 1996, the Company recorded $0.6 million and $0.9 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements.

Capital expenditures will be financed from internally generated funds and available borrowings under the Credit Agreement. The Company expects gross capital expenditures to be approximately $23.0 million to $26.0 million in 1998. The Credit Agreement permits capital expenditures for the Company of up to $36.3 million for the year ended December 31, 1998, which includes (i) the annual allowance of $15.0 million, (ii) $2.0 million of unused capital expenditures from the year ended December 31, 1997, (iii) $8.2 million of unused Excess Cash Flow (as defined in the Credit Agreement) from the year ended December 31, 1997 and (iv) $11.1 million of proceeds from the disposition of certain property, plant and equipment from the years ended December 31, 1997, 1996 and 1995.

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

The Company has announced that it has signed a definitive purchase agreement with Abitibi-Consolidated Inc. to acquire the U.S. and Mexican operations of its Office Products Division. In connection therewith, the Company is negotiating significant changes to its Revolving Credit Facility and Term Loan Facilities to accomplish this acquisition.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indenture governing the Notes contain restrictions on the ability of USSC to transfer cash to United.

The statements of cash flows for the Company for the periods indicated is summarized below:


                                                                Years Ended December 31,
                                                        ---------------------------------------
                                                           1997           1996           1995
                                                        ---------       --------      ---------
                                                                (dollars in thousands)
Net cash provided by operating activities                $ 41,768       $  1,609      $  26,329
Net cash used in investing activities                     (12,991)       (49,871)      (266,291)
Net cash (used in) provided by financing activities       (27,029)        47,221        249,773


Net cash provided by operating activities for 1997 increased to $41.8 million from $1.6 million in 1996. This change was due to slower inventory growth of $23.0 million, higher net income (before non-recurring charge) and an increase in accrued liabilities of $35.2 million partially offset by a $21.4 million decline in deferred tax expense and a $38.0 million decline in accounts payable. Net cash provided by operating activities for 1996 declined to $1.6 million from $26.3 million in 1995. This reduction was due to an increased investment in inventory and a decrease in accrued liabilities offset by higher net income and an increase in accounts payable.

Net cash used in investing activities during 1997 was $13.0 million compared with $49.9 million in 1996. The decrease was due to the acquisition of Lagasse Bros., Inc. on October 31, 1996 offset by the collection of $11.1 million in 1996 from the successful sale of closed facilities and related equipment. The decrease in net cash used in investing activities of $49.9 million in 1996 from $266.3 million in 1995 was primarily the result of the Merger.

Net cash used in financing activities in 1997 was $27.0 million compared with net cash provided of $47.2 million in 1996. The decrease was due to a $50.0 million partial redemption of the Company's Senior Subordinated Notes, a reduction of indebtedness under the Term Loan Facilities of $15.5 million, redemption of Series A and C Preferred Stock of $21.2 million and a $8.5 million payment related to employee income tax withholding for stock option exercises offset by proceeds of $72.2 million (before deducting expenses) related to the issuance of 2.0 million shares of Common Stock (as defined) and additional borrowings under the revolver of $49.0 million during 1997 compared with additional borrowings of $22.0 million in 1996. Net cash provided by financing activities in 1996 was $47.2 million compared with $249.8 million in 1995. The decrease was due to the financing of the Merger in 1995 offset by additional borrowings to finance the purchase of Lagasse Bros., Inc.

INFLATION/DEFLATION AND CHANGING PRICES

Inflation can have an impact on the Company's earnings. During inflationary times, the Company generally seeks to increase prices to its customers creating incremental gross profit resulting from the sale of inventory purchased at lower prices. Alternatively, significant deflation may adversely affect the Company's profitability.

YEAR 2000 MODIFICATIONS

The Company recognizes the potential business impacts related to the Year 2000 computer system issue. The issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. The Company began to address the Year 2000 issue in 1996, and continues to implement measures to ensure its business operations are not disrupted. The Company's plan requires that all modifications necessary to make its computer systems year 2000 compliant must be completed during 1999. In 1997, the Company incurred approximately $1.4 million related to this issue and expects to incur an additional $2.6 million to $3.3 million over the next two years.

SEASONALITY

Although the Company's sales are generally relatively level throughout the year, the Company's sales vary to the extent of seasonal differences in the buying patterns of end-users who purchase office products. In particular, the Company's sales are generally higher than average during January when many businesses begin operating under new annual budgets.

The Company experiences seasonality in terms of its working capital needs, with highest requirements in December through February reflecting a build up in inventory prior to and during the peak sales period. The Company believes that its current availability under the Revolving Credit Facility is sufficient to satisfy such seasonal capital needs for the foreseeable future. See comments regarding a pending acquisition in Liquidity and Capital Resources.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth on the following pages are the consolidated statements of income, changes in stockholders' equity and cash flows of the Company for the years ended December 31, 1997, 1996 and 1995, and the consolidated balance sheets of the Company as of December 31, 1997 and 1996. Although United was the surviving corporation in the Merger, the Acquisition was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the statements of income and cash flows for the year ended December 31, 1995 reflect the results of Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995.

REPORT OF INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                   /s/ERNST & YOUNG LLP


Chicago, Illinois
January 27, 1998

                      UNITED STATIONERS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                   (dollars in thousands, except per share data)




                                                                YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           1997           1996           1995
                                                       ----------     ----------     ----------
NET SALES                                              $2,558,135     $2,298,170     $1,751,462
COST OF GOODS SOLD                                      2,112,204      1,907,209      1,446,949
                                                       ----------     ----------     ----------
   Gross profit                                           445,931        390,961        304,513

OPERATING EXPENSES:
   Warehousing, marketing and
      administrative expenses                             311,002        277,957        237,197

   Non-recurring charges                                   64,698            - -            - -

   Restructuring charge                                       - -            - -          9,759
                                                       ----------     ----------     ----------
   Total operating expenses                               375,700        277,957        246,956
                                                       ----------     ----------     ----------
   Income from operations                                  70,231        113,004         57,557

INTEREST EXPENSE                                           53,511         57,456         46,186
                                                       ----------     ----------     ----------
   Income before income taxes
     and extraordinary item                                16,720         55,548         11,371

INCOME TAXES                                                8,532         23,555          5,128
                                                       ----------     ----------     ----------
   Income before extraordinary item                         8,188         31,993          6,243

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT
   OF DEBT, NET OF TAX BENEFIT OF $3,956 IN
   1997 AND $967 IN 1995                                   (5,884)           - -         (1,449)
                                                       ----------     ----------     ----------
NET INCOME                                                  2,304         31,993          4,794

PREFERRED STOCK DIVIDENDS ISSUED
   AND ACCRUED                                              1,528          1,744          1,998
                                                       ----------     ----------     ----------
NET INCOME ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                                 $      776     $   30,249     $    2,796
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
NET INCOME PER COMMON SHARE:
   Income before extraordinary item                    $     0.51     $     2.48     $     0.39
   Extraordinary item                                       (0.45)           - -          (0.13)
                                                       ----------     ----------     ----------
   Net income per common share                         $     0.06     $     2.48     $     0.26
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
   Average number of common shares (in thousands)          13,064         12,205         10,747
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
NET INCOME PER COMMON SHARE - ASSUMING DILUTION:
   Income before extraordinary item                    $     0.43     $     2.03     $     0.33
   Extraordinary item                                       (0.38)           - -          (0.11)
                                                       ----------     ----------     ----------
   Net income per common share                         $     0.05     $     2.03     $     0.22
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
   Average number of common shares (in thousands)          15,380         14,923         12,809
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      UNITED STATIONERS INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)




                                                           AS OF DECEMBER 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                              $   12,367    $   10,619

Accounts receivable, less allowance for doubtful
   accounts of $7,071 in 1997 and $6,318 in 1996          311,920       291,401

Inventories                                               511,555       463,239

Other                                                      14,845        25,221
                                                       ----------    ----------
TOTAL CURRENT ASSETS                                      850,687       790,480



PROPERTY, PLANT AND EQUIPMENT, AT COST

Land                                                       21,857        21,878
Buildings                                                 101,322       100,031
Fixtures and equipment                                    113,037       102,092
Leasehold improvements                                      1,026         1,040
                                                       ----------    ----------
Total property, plant and equipment                       237,242       225,041
Less - accumulated depreciation and amortization           72,699        51,266
                                                       ----------    ----------
NET PROPERTY, PLANT AND EQUIPMENT                         164,543       173,775

GOODWILL                                                  111,852       115,449

OTHER                                                      20,939        30,163
                                                       ----------    ----------
TOTAL ASSETS                                           $1,148,021    $1,109,867
                                                       ----------    ----------
                                                       ----------    ----------


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      UNITED STATIONERS INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands, except share data)

                                                         AS OF DECEMBER 31,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt                 $   44,267     $   46,923

Accounts payable                                        236,475        238,124

Accrued expenses                                        107,935         93,789

Accrued income taxes                                     10,561          6,671
                                                     ----------     ----------
TOTAL CURRENT LIABILITIES                               399,238        385,507

DEFERRED INCOME TAXES                                    19,383         36,828

LONG-TERM DEBT                                          492,868        552,613

OTHER LONG-TERM LIABILITIES                              13,224         15,502

REDEEMABLE PREFERRED STOCK

Preferred Stock Series A, $0.01 par value;
      0 and 15,000, respectively, authorized;
      0 and 5,000, respectively, issued and
      outstanding; 0 and 3,086, respectively,
      accrued                                               - -          8,086
Preferred Stock Series C, $0.01 par value;
      0 and 15,000, respectively, authorized;
      0 and 11,699, respectively, issued and
      outstanding                                           - -         11,699
                                                     ----------     ----------
TOTAL REDEEMABLE PREFERRED STOCK                            - -         19,785

REDEEMABLE WARRANTS                                         - -         23,812

STOCKHOLDERS' EQUITY

Common Stock (voting), $0.10 par value;
     40,000,000 authorized; 15,905,273 and
     11,446,306, respectively, issued and
     outstanding                                          1,591          1,145
Common Stock (nonvoting), $0.01 par value;
     5,000,000 authorized; 0 and 758,994,
     respectively, issued and outstanding                   - -              8
Capital in excess of par value                          213,042         44,418
Retained earnings                                         8,675         30,249
                                                     ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                              223,308         75,820
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,148,021     $1,109,867
                                                     ----------     ----------
                                                     ----------     ----------

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED STATIONERS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      Number of               Number of
                                           Redeemable Preferred Stock                   Common      Common     Common       Common
                                        ---------------------------------  Redeemable   Shares      Stock      Shares       Stock
                                           A       B        C      Total    Warrants   (Voting)    (Voting)  (Nonvoting) (Nonvoting)
                                        ------  -------  -------  -------  ---------- ----------  ---------  ----------- -----------
DECEMBER 31, 1994                       $6,788  $ 6,560  $ 9,841  $23,189  $  1,650      960,346     $   10       - -        $- -
   Net income                              - -      - -      - -      - -       - -          - -        - -       - -         - -
   Preferred stock dividends               649      332      763    1,744       - -          - -        - -       - -         - -
   Repurchase of Series B
     preferred stock                       - -   (6,892)     - -   (6,892)      - -          - -        - -       - -         - -
   Cash dividends                          - -      - -      - -      - -       - -          - -        - -       - -         - -
   Accretion of warrants to
     fair market value                     - -      - -      - -      - -    37,275          - -        - -       - -         - -
   Issuance of warrants from
     option grant                          - -      - -      - -      - -     2,900          - -        - -       - -         - -
   Nonvoting common stock
     issued for services related to
     financing the Acquisition issued
     in exchange for common stock,
     warrants and options                  - -      - -      - -      - -      (460)    (109,159)       (11)  139,474           1
   Increase in value of stock
     option grants                         - -      - -      - -      - -       - -          - -        - -       - -         - -
   Common stock issued:
     Acquisition                           - -      - -      - -      - -       - -    4,831,873        563   215,614           3
     Exercise of warrants                  - -      - -      - -      - -    (1,673)      58,977          6       - -         - -
     100% stock dividend                   - -      - -      - -      - -       - -    5,683,463        575   403,906           4
     Stock option exercises                - -      - -      - -      - -       - -       20,806          2       - -         - -
   Other                                   - -      - -      - -      - -       - -          - -        - -       - -         - -
                                        ------  -------  -------  -------  --------   ----------     ------   -------        ----
DECEMBER 31, 1995                        7,437      - -   10,604   18,041    39,692   11,446,306      1,145   758,994           8
   Net Income                              - -      - -      - -      - -       - -          - -        - -       - -         - -
   Preferred stock dividends               649      - -    1,095    1,744       - -          - -        - -       - -         - -
   Reduction of warrants
     to fair market value                  - -      - -      - -      - -   (15,880)         - -        - -       - -         - -
   Decrease in value of
     stock option grants                   - -      - -      - -      - -       - -          - -        - -       - -         - -
   Other                                   - -      - -      - -      - -       - -          - -        - -       - -         - -
                                        ------  -------  -------  -------  --------   ----------     ------   -------        ----
DECEMBER 31, 1996                       $8,086  $   - -  $11,699  $19,785  $ 23,812   11,446,306     $1,145   758,994        $  8
                                        ------  -------  -------  -------  --------   ----------     ------   -------        ----
                                        ------  -------  -------  -------  --------   ----------     ------   -------        ----

                                                                   Total
                                       Capital in                  Stock-
                                         Excess      Retained     holders'
                                         of Par      Earnings      Equity
                                       ----------    --------     --------
DECEMBER 31, 1994                       $ 18,139      $ 6,626     $ 24,775
   Net income                                - -        4,794        4,794
   Preferred stock dividends                 - -       (1,744)      (1,744)
   Repurchase of Series B
     preferred stock                         - -          - -          - -
   Cash dividends                            - -         (254)        (254)
   Accretion of warrants to
     fair market value                   (28,538)      (8,737)     (37,275)
   Issuance of warrants from
     option grant                         (2,900)         - -       (2,900)
   Nonvoting common stock
     issued for services related to
     financing the Acquisition issued
     in exchange for common stock,
     warrants and options                  2,749          - -        2,739
   Increase in value of stock
     option grants                         2,407          - -        2,407
   Common stock issued:
     Acquisition                          35,223          - -       35,789
     Exercise of warrants                  1,673          - -        1,679
     100% stock dividend                     - -         (579)         - -
     Stock option exercises                   28          - -           30
   Other                                      90         (106)         (16)
                                        --------      -------     --------
DECEMBER 31, 1995                         28,871          - -       30,024
   Net Income                                - -       31,993       31,993
   Preferred stock dividends                 - -       (1,744)      (1,744)
   Reduction of warrants
     to fair market value                 15,880          - -       15,880
   Decrease in value of
     stock option grants                    (339)         - -         (339)
   Other                                       6          - -            6
                                        --------      -------     --------
DECEMBER 31, 1996                        $44,418      $30,249      $75,820
                                        --------      -------     --------
                                        --------      -------     --------

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      UNITED STATIONERS INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     Number of               Number of
                                          Redeemable Preferred Stock                   Common      Common     Common       Common
                                     -----------------------------------  Redeemable   Shares      Stock      Shares       Stock
                                        A       B         C      Total     Warrants   (Voting)    (Voting)  (Nonvoting) (Nonvoting)
                                     -------  ------  --------  --------   --------- ----------    -------   ---------  -----------
DECEMBER 31, 1996                    $ 8,086  $  - -  $ 11,699  $ 19,785   $ 23,812  11,446,306    $1,145     758,994      $  8
Net income                               - -     - -       - -       - -        - -         - -       - -         - -       - -
Stock dividends issued                   489     - -       898     1,387        - -         - -       - -         - -       - -
Redemption of Series A and
  Series C preferred stock            (8,575)    - -   (12,597)  (21,172)       - -         - -       - -         - -       - -
Accretion of lender warrants
  to fair market value                   - -     - -       - -       - -     23,254         - -       - -         - -       - -
Increase in value of stock
  option grants                          - -     - -       - -       - -        - -         - -       - -         - -       - -
Compensation associated
  with stock options                     - -     - -       - -       - -        - -         - -       - -         - -       - -
Conversions of redeemable
  warrants into common stock             - -     - -       - -       - -    (47,066)  1,408,398       141         - -       - -
Issuance of common stock,
  net of offering expenses               - -     - -       - -       - -        - -   2,000,000       200         - -       - -
Stock options exercised                  - -     - -       - -       - -        - -     299,889        30         - -       - -
Conversion of nonvoting common
  stock into common stock                - -     - -       - -       - -        - -     758,994        76    (758,994)       (8)
Cancellation of common stock             - -     - -       - -       - -        - -      (8,314)       (1)        - -       - -
Other                                    - -     - -       - -       - -        - -         - -       - -         - -       - -
                                     -------  ------  --------  --------   --------  ----------    ------    --------      ----
DECEMBER 31, 1997                    $   - -  $  - -  $    - -  $    - -   $    - -  15,905,273    $1,591         - -      $- -
                                     -------  ------  --------  --------   --------  ----------    ------    --------      ----
                                     -------  ------  --------  --------   --------  ----------    ------    --------      ----
                                                                   Total
                                       Capital in                  Stock-
                                         Excess      Retained     holders'
                                         of Par      Earnings      Equity
                                       ----------    --------     --------
DECEMBER 31, 1996                       $ 44,418     $ 30,249     $ 75,820
Net income                                   - -        2,304        2,304
Stock dividends issued                       - -       (1,528)      (1,528)
Redemption of Series A and
  Series C preferred stock                   - -          - -          - -
Accretion of lender warrants
  to fair market value                      (915)     (22,339)     (23,254)
Increase in value of stock
  option grants                              380          - -          380
Compensation associated
  with stock options                      59,398          - -       59,398
Conversions of redeemable
  warrants into common stock              47,074          - -       47,215
Issuance of common stock,
  net of offering expenses                71,254          - -       71,454
Stock options exercised                   (8,270)         - -       (8,240)
Conversion of nonvoting common
  stock into common stock                    (68)         - -          - -
Cancellation of common stock                   1          - -          - -
Other                                       (230)         (11)        (241)
                                        --------     --------     --------
DECEMBER 31, 1997                       $213,042     $  8,675     $223,308
                                        --------     --------     --------
                                        --------     --------     --------

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      UNITED STATIONERS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (dollars in thousands)

                                                                         YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                   1997            1996            1995
                                                                ---------        --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $   2,304        $ 31,993       $   4,794
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
    Depreciation                                                   21,963          22,766          19,708
    Amortization                                                    4,078           3,276           3,976
    Amortization of capitalized financing costs                     4,323           5,333           4,172
    Extraordinary item - early retirement of debt                   9,840             - -           2,416
    Deferred income taxes                                         (16,091)          5,299            (163)
    Compensation expense on stock option grants                    60,041            (339)          2,407
    Other                                                              51           1,584             301
Changes in operating assets and liabilities,
  net of acquisitions in 1996 and 1995:
    Increase in accounts receivable                               (20,519)        (15,379)        (32,330)
    (Increase) decrease in inventory                              (48,316)        (71,282)         31,656
    Decrease in other assets                                        9,985           1,814           2,765
    (Decrease) increase in accounts payable                        (1,649)         36,352          (5,104)
    Increase (decrease) in accrued liabilities                     18,036         (17,185)         (3,474)
    Decrease in other liabilities                                  (2,278)         (2,623)         (4,795)
                                                                ---------        --------       ---------
        Net cash provided by operating activities                  41,768           1,609          26,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions:
    United Stationers Inc., net of cash
      acquired of $14,500                                             - -             - -        (258,438)
    Lagasse Bros., Inc.                                               - -         (51,896)            - -
Capital expenditures                                              (13,036)         (8,190)         (8,086)
Proceeds from disposition of property, plant & equipment               45          11,076              69
Other                                                                 - -            (861)            164
                                                                ---------        --------       ---------
        Net cash used in investing activities                     (12,991)        (49,871)       (266,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolver                         49,000          22,000          (3,608)
Retirements and principal payments of debt                       (117,776)        (30,861)       (412,342)
Borrowings under financing agreements                                 - -          57,933         686,854
Financing costs                                                       - -          (1,851)        (25,290)
Issuance of common stock                                           71,606             - -          12,006
Payment of employee withholding tax related to stock
  option exercises                                                 (8,546)            - -             - -
Redemption of Series A and Series C Preferred Stock               (21,172)            - -             - -
Redemption of Series B Preferred Stock                                - -             - -          (6,892)
Cash dividend                                                        (141)            - -            (254)
Other                                                                 - -             - -            (701)
                                                                ---------        --------       ---------
        Net cash (used in) provided by financing activities       (27,029)         47,221         249,773
                                                                ---------        --------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             1,748          (1,041)          9,811
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       10,619          11,660           1,849
                                                                ---------        --------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $  12,367        $ 10,619       $  11,660
                                                                ---------        --------       ---------
                                                                ---------        --------       ---------

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      UNITED STATIONERS INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND PURCHASE ACCOUNTING

On March 30, 1995, Associated Holdings, Inc. ("Associated") purchased 92.5% of the then outstanding shares of the common stock, $0.10 par value ("Common Stock") of United Stationers Inc. ("United") for approximately $266.6 million in the aggregate pursuant to a tender offer (the "Offer"). Immediately thereafter, Associated merged with and into United (the "Merger" and, collectively with the Offer, the "Acquisition"), and Associated Stationers, Inc. ("ASI"), a wholly owned subsidiary of Associated merged with and into United Stationers Supply Co. ("USSC"), a wholly owned subsidiary of United, with United and USSC continuing as the respective surviving corporations. United, as the surviving corporation following the Merger, is referred to herein as the " Company." As a result of share conversions in the Merger, immediately after the Merger, (i) the former holders of common stock and common stock equivalents of Associated owned shares of Common Stock and warrants or options to purchase shares of Common Stock constituting in the aggregate approximately 80% of the shares of Common Stock on a fully diluted basis, and (ii) holders of pre-Merger United common stock owned in the aggregate approximately 20% of the shares of Common Stock on a fully diluted basis. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

The financial information for the year ended December 31, 1995 includes Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995. All common and common equivalent shares have been adjusted to reflect the 100% stock dividend effective November 9, 1995.

The Acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value allocated to goodwill. The purchase price allocation to property, plant and equipment is amortized over the estimated useful lives ranging from 3 to 40 years. Goodwill is amortized over 40 years.

The total purchase price of United by Associated and its allocation to assets and liabilities acquired was as follows (dollars in thousands):



Purchase price:
   Price of United shares purchased by Associated                   $266,629
   Fair value of United shares not acquired in the Offer              21,618
   Transaction costs                                                   6,309
                                                                    ---------
        Total purchase price                                        $294,556
                                                                    ---------
                                                                    ---------

Allocation of purchase price:
   Current assets                                                   $542,993
   Property, plant and equipment                                     151,012
   Goodwill                                                           74,503
   Other assets                                                        7,699
   Liabilities assumed                                              (481,651)
                                                                    ---------
        Total purchase price                                        $294,556
                                                                    ---------
                                                                    ---------


Immediately following the Merger, the number of outstanding shares of Common Stock was 11,996,154 (or 13,947,440 on a fully diluted basis), of which (i) the former holders of Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, of Associated (collectively "Associated Common Stock") and warrants or options to purchase Associated Common Stock in the aggregate owned 9,206,666 shares constituting approximately 76.7% of the outstanding shares of Common Stock and outstanding warrants or options for 1,951,286 shares (collectively 80.0% on a fully diluted basis) and (ii) pre-Merger holders of shares of Common Stock (other than Associated-owned and treasury shares) in the aggregate owned 2,789,488 shares of Common Stock constituting approximately 23.3% of the outstanding shares (or 20.0% on a fully diluted basis). As used in this paragraph, the term " Common Stock " includes shares of nonvoting common stock, $0.01 par value, of the Company, all of which were converted into voting Common Stock in the fourth quarter of 1997.

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

On October 9, 1997, the Company completed a 2.0 million share primary offering of Common Stock and a 3.4 million share secondary offering of Common Stock ("Equity Offering"). The shares were priced at $38.00 per share, before underwriting discounts and a commission of $1.90 per share. The aggregate net proceeds to the Company from this Equity Offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of 1,119,038 warrants into Common Stock were used to (i) redeem $50.0 million of the Company's 12 3/4% Senior Subordinated Notes and pay the redemption premium thereon of $6.4 million, (ii) pay fees related to the Equity Offering, and (iii) reduce by $15.5 million the indebtedness under the Term Loan Facilities. The repayment of indebtedness resulted in an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and caused a permanent reduction of the amount borrowable under the Term Loan Facilities.

As a result of the Equity Offering, the Company recognized the following charges in the fourth quarter of 1997 (i) pre-tax non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Note 10), and (ii) an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (see Note 6), (collectively "Charges").

Net income attributable to common stockholders for the year ended December 31, 1997, before Charges, was $45.4 million, up 50.3%, compared with $30.2 million in 1996. Diluted earnings per share, before Charges, for 1997 was $2.95 on 15.4 million weighted average shares outstanding, up 45.3%, compared with $2.03 on
14.9 million weighted average shares outstanding for the prior year.


2.   OPERATIONS

The Company operates in a single segment as a national wholesale distributor of business products. The Company offers approximately 30,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 15,000 resellers -- such as office products dealers, buying groups, office furniture dealers, super stores and mass merchandisers, mail order houses, computer products resellers, sanitary supply distributors and warehouse clubs. The Company has a distribution network of 41 Regional Distribution Centers. Through its integrated computer system, the Company provides a high level of customer service and overnight delivery. In addition, the Company has 16 Lagasse Distribution Centers, specifically serving janitorial and sanitary supply distributors.


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

INVENTORIES

Inventories constituting approximately 91% and 92% of total inventories at December 31, 1997 and 1996, respectively, have been valued under the last-in, first-out ("LIFO") method. Prior to 1995, all inventories were valued under the first-in, first-out ("FIFO") method. Effective January 1, 1995, Associated changed its method of accounting for the cost of inventory from the FIFO method to the LIFO method. Associated made this change in contemplation of its acquisition of United (accounted for as a reverse acquisition) so that its method would conform to that of United. Associated believed that the LIFO method provided a better matching of current costs and current revenues and that earnings reported under the LIFO method were more easily compared to that of other companies in the wholesale industry where the LIFO method is common. This change resulted in a charge to pre-tax income of the Company of approximately $8.8 million ($5.3 million net of tax benefit of $3.5 million or $0.41 per common and common equivalent share) for the year ended December 31, 1995. Inventory valued under the FIFO and LIFO accounting methods are recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventories, merchandise inventories would have been approximately $4.3 million and $4.8 million higher than reported at December 31, 1997 and 1996, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets.

The estimated useful life assigned to fixtures and equipment is from two to ten years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease.

GOODWILL

Goodwill represents the excess cost over the value of net assets of businesses acquired and is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events or circumstances have occurred indicating that the remaining estimated useful life of goodwill may not be appropriate. When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future operating income compared to the carrying value of goodwill to determine if a write-off is necessary. The cumulative amount of goodwill amortized at December 31, 1997 and 1996 is $7.6 million and $4.0 million, respectively.

SOFTWARE CAPITALIZATION

The Company capitalizes major internal and external systems development costs determined to have benefits for future periods. Amortization is recognized over the periods in which the benefits are realized, generally not to exceed three years.

INCOME TAXES

Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the estimated tax consequences for temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries because these earnings are intended to be permanently invested.

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

During the fourth quarter of 1996, the Company reclassified certain delivery and occupancy costs from operating expenses to cost of goods sold to conform the Company's presentation to the presentation used by others in the business products industry. The following table sets forth the impact of the reclassification for the years presented in the Consolidated Statements of
Income:


                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                           1996            1995(1)
                                                       -----------       -----------
Gross Margin as a Percent of Net Sales:
     Gross margin prior to reclassification              21.0%            21.8%
     Gross margin as reported                            17.0%            17.4%
Operating Expenses as a Percent of Net Sales:
     Operating expense ratio prior to
      reclassification                                   16.1%            17.9%(2)
     Operating expense ratio as reported                 12.1%            13.5%(2)


 (1) Includes Associated only for the three months ended March 30, 1995 and the results of the Company for the nine months ended December 31, 1995.
 (2) Excludes a restructuring charge of $9.8 million.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). These new standards simplify the calculation of EPS presently contained in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and various other pronouncements, and makes them comparable to international standards. SFAS No. 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. The Company currently has a complex capital structure; as a result, the Company is required to (i) present both basic and diluted EPS on the face of the consolidated statement of income and (ii) present a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. The earnings per share amounts prior to 1997 have been restated as required to comply with SFAS No. 128.

During 1996, the Company adopted the supplemental disclosure requirement of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require adoption of a fair value method of accounting for stock options. For those entities which do not elect to adopt the fair value method, the new standard requires supplemental disclosure regarding the pro forma effects of that method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. Adoption of SFAS No. 123 will have no impact on the financial position or results of operations of the Company.

During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that an impairment loss be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The effect of adoption was not material.

4.   EARNINGS PER SHARE


Net income per common share is based on net income after preferred stock dividend requirements. Basic earnings per share is calculated on the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the weighted average number of common and common equivalent shares outstanding during the period. Stock options and warrants are considered to be common equivalent shares.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):




                                                                       Years Ended December 31,
                                                      ---------------------------------------------------------
                                                                           1997
                                                                          Before
                                                          1997           Charges(1)     1996           1995
                                                       ----------     -------------  ----------     ---------

Numerator:

    Income before extraordinary item                   $    8,188       $   46,892   $   31,993     $   6,243
    Preferred stock dividends                               1,528            1,528        1,744         1,998
                                                       ----------       -----------  ----------     ---------
    Numerator for basic and diluted earnings
      per share - income available to common
      stockholders before extraordinary item           $    6,660       $   45,364   $   30,249     $   4,245
                                                       ----------       ----------   ----------     ---------
                                                       ----------       ----------   ----------     ---------

Denominator:

    Denominator for basic earnings per
      share - weighted average shares                      13,064           13,064       12,205        10,747

    Effect of dilutive securities:
      Employee stock options                                1,258            1,258        1,315           601
      Warrants                                              1,058            1,058        1,403         1,461
                                                       ----------       ----------   ----------     ---------
    Dilutive potential common shares                        2,316            2,316        2,718         2,062

    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                                  15,380           15,380       14,923        12,809
                                                       ----------       ----------   ----------     ---------
                                                       ----------       ----------   ----------     ---------

Basic earnings per share                               $     0.51       $     3.47   $     2.48     $    0.39
                                                       ----------       ----------   ----------     ---------
                                                       ----------       ----------   ----------     ---------

Diluted earnings per share                             $     0.43       $     2.95   $     2.03     $    0.33
                                                       ----------       ----------   ----------     ---------
                                                       ----------       ----------   ----------     ---------



(1) In the fourth quarter of 1997, the Company recognized the following charges (i) pre-tax non-recurring charges of $59.4 million (non-cash) and $5.3 million (cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see
     Note 10), and (ii) an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (see Note 6).


5.   BUSINESS COMBINATION AND RESTRUCTURING CHARGE

The following summarized unaudited pro forma operating data for the year ended December 31, 1995 are presented giving effect to the Acquisition as if it had been consummated at the beginning of the period and, therefore, reflects the results of United and Associated on a consolidated basis. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the date indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction (dollars in thousands, except per share data):



                                     Pro Forma Twelve Months
                                        Ended December 31,
                                               1995
                                     -----------------------

Net sales                                  $2,201,860
Income before income taxes                     22,737
Net income                                     13,063
Net income per diluted common
   and common equivalent share                  $0.80



The pro forma income statement adjustments consist of (i) increased depreciation expense resulting from the write-up of certain fixed assets to fair value, (ii) additional incremental goodwill amortization, (iii) additional incremental interest expense due to debt issued, net of debt retired, and (iv) reduction in preferred stock dividends due to the repurchase of the Series B preferred stock.

The historical results for the twelve months ended December 31, 1995 include a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million). The restructuring charge included severance costs totaling $1.8 million. The Company's consolidation plan specified that 330 distribution, sales and corporate positions, 180 of which related to pre-Merger Associated, were to be eliminated substantially within one year following the Merger. The Company had achieved its target, with the related termination costs of approximately $1.8 million charged against the reserve. The restructuring charge also included distribution center closing costs totaling $6.7 million and stockkeeping unit reduction costs totaling $1.3 million. The consolidation plan called for the closing of eight redundant distribution centers, six of which related to pre-Merger Associated, and the elimination of overlapping inventory items from the Company's catalogs substantially within the one-year period following the Merger. Estimated distribution center closing costs included (i) the net occupancy costs of leased facilities after they are vacated until expiration of leases and (ii) the losses on the sale of owned facilities and the facilities' furniture, fixtures, and equipment. Estimated stockkeeping unit reduction costs included losses on the sale of inventory items which have been discontinued solely as a result of the Acquisition. As of December 31, 1997, five of the six redundant pre-Merger Associated distribution centers had been closed with $5.5 million charged against the reserve and $2.0 million related to stockkeeping unit reduction costs had also been charged against the reserve. As of December 31, 1997, the Company's consolidation plan had been completed.
Seven of the eight redundant distribution centers had been closed.

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


6.   LONG-TERM DEBT

Long-term debt consists of the following amounts (dollars in thousands):


                                                                       1997            1996
                                                                     ---------      ----------

 Revolver                                                             $256,000       $207,000
 Term Loans
      Tranche A, due in installments until September 30, 2001           97,524        144,374
      Tranche B, due in installments until September 30, 2003           51,275         64,750
 Senior Subordinated Notes                                             100,000        150,000
 Mortgage at 9.4%, due in installments until 1999                        1,957          2,071
 Industrial development bonds, at market interest rates,
   maturing at various dates through 2011                               14,300         14,300
 Industrial development bonds, at 66% to 78% of prime,
   maturing at various dates through 2004                               15,500         15,500
 Other long-term debt                                                      579          1,541
                                                                     ---------      ---------
                                                                       537,135        599,536
    Less - current maturities                                          (44,267)       (46,923)
                                                                     ---------      ---------
 Total                                                                $492,868       $552,613
                                                                     ---------      ---------
                                                                     ---------      ---------


The prevailing prime interest rate at the end of 1997 and 1996 was 8.50% and 8.25%, respectively.

As of December 31, 1997, the credit facilities under the Amended and Restated Credit Agreement (the "Credit Agreement") consisted of $148.8 million of term loan borrowings (the "Term Loan Facilities"), and up to $325.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In the fourth quarter of 1997, the Company redeemed $50.0 million of Notes (as defined) with net proceeds from the Equity Offering and as a result the Company recognized an extraordinary loss on the early retirement of debt of $9.8 million ($5.9 million net of tax benefit of $3.9 million). Therefore, the Company has $100.0 million of borrowings remaining under the 12 3/4% Senior Subordinated Notes due 2005 (the "Notes").

The Term Loan Facilities consist of a $97.5 million Tranche A term loan facility (the "Tranche A Facility") and a $51.3 million Tranche B term loan facility (the "Tranche B Facility"). Quarterly payments under the Tranche A facility range from $5.03 million at December 31, 1997 to $6.25 million at September 30, 2001. Quarterly payments under the Tranche B Facility range from $0.20 million at December 31, 1997 to $5.00 million at September 30, 2003. On March 31, 1998, principal payments of $15.8 million and $8.7 million are required to be paid from Excess Cash Flow (as defined in the Credit Agreement) at December 31, 1997 for the Tranche A and Tranche B Facilities, respectively. During October 1997, Tranche A and Tranche B Facilities were paid down by $10.3 million and $5.2 million, respectively, from net proceeds received from the Equity Offering in October 1997.

The Revolving Credit Facility is limited to the lesser of $325.0 million or a borrowing base equal to: 80% of Eligible Receivables (as defined in the Credit Agreement); plus 50% of Eligible Inventory (as defined in the Credit Agreement) (provided that no more than 60% or, during certain periods 65%, of the Borrowing Base may be attributable to Eligible Inventory); plus the aggregate amount of cover for Letter of Credit Liabilities (as defined in the Credit Agreement). In addition, for each year, the Company must repay revolving loans so that for a period of 30 consecutive days in each year the aggregate revolving loans do not exceed $250.0 million. The Revolving Credit Facility matures on October 31, 2001.

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

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range with the rate based on the ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Tranche A Facility and the Revolving Credit Facility bear interest, at prime plus 0.25% to 1.25% or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus 1.50% to 2.50%. The Tranche B Facility bears interest at prime plus 1.25% to 1.75% or, at the Company's option, LIBOR plus 2.50% to 3.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of December 31, 1997, the Company was in compliance with all covenants contained in the Credit Agreement.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. Such agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as an addition or a reduction to interest expense. At December 31, 1997, the Company had agreements which collar $200.0 million of the Company's borrowings under the Credit Facilities at LIBOR rates between 6.0% and 8.0%, which expire in April 1998. From April 1998 through October 1999, the Company has interest rate collar agreements on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0%. For the years ended December 31, 1997, 1996 and 1995, the Company recorded $0.6 million, $0.9 million and $0.1 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay dividends and make other distributions to United.

Debt maturities for the years subsequent to December 31, 1997 are as follows (dollars in thousands):


Year             Amount
-----------   ----------

1998            $ 44,267
1999              25,684
2000              26,722
2001             282,555
2002              31,304
Later years      126,603
               ---------
Total           $537,135
               ---------
               ---------


At December 31, 1997 and 1996, the Company had available letters of credit of $52.9 million and $55.3 million, respectively, of which $49.8 million and $52.8 million, respectively, were outstanding.


7.   LEASES

The Company has entered into several non-cancelable long-term leases for certain property and equipment. Future minimum rental payments under operating leases in effect at December 31, 1997 having initial or remaining non-cancelable lease terms in excess of one year are as follows (dollars in thousands):


                                   Operating
Year                               Leases (1)
---------                         -----------

1998                                $19,108
1999                                 15,675
2000                                 12,811
2001                                 10,467
2002                                  7,235
Later years                          15,455
                                   --------
Total minimum lease payments        $80,751
                                   --------
                                   --------


(1)  Operating leases are net of immaterial sublease income.

Rental expense for all operating leases was approximately $20.5 million, $18.8 million and $14.2 million in 1997, 1996 and 1995, respectively.


8.   PENSION PLANS AND DEFINED CONTRIBUTION PLAN

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

The following table sets forth the plans' funded status at December 31, 1997 and 1996 (dollars in thousands):



                                                             1997      1996
                                                          ---------  --------

Actuarial Present Value of Benefit Obligation
     Vested benefits                                        $22,611   $19,015
     Non-vested benefits                                      2,092     1,431
                                                            -------   -------
Accumulated benefit obligation                               24,703    20,446
Effect of projected future compensation levels                4,070     3,110
                                                            -------   -------
Projected benefit obligation                                 28,773    23,556
Plan assets at fair value                                    33,562    28,373
                                                            -------   -------
Plan assets in excess of projected benefit obligation         4,789     4,817
Unrecognized prior service cost                                 888       720
Unrecognized net gain due to past
  experience different from assumptions                      (6,020)   (4,348)
                                                            -------   -------
Prepaid pension (liability) asset recognized
  in the Consolidated Balance Sheets                        $  (343)  $ 1,189
                                                            -------   -------
                                                            -------   -------


The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 1997, 1996 and 1995 for pension and supplemental benefit plans includes the following components (dollars in thousands):


                                                      1997           1996        1995
                                                  ---------      ---------    ---------
Service cost-benefit earned during the period       $ 2,333       $ 1,884      $ 1,142
Interest cost on projected benefit obligation         1,833         1,652        1,157
Actual return on assets                              (5,496)       (3,468)      (2,711)
Net amortization and deferral                         3,375         1,495        1,382
                                                    -------       -------      -------
Net periodic pension cost                           $ 2,045       $ 1,563      $   970
                                                    -------       -------      -------
                                                    -------       -------      -------



The assumptions used in accounting for the Company's defined benefit plans for the three years presented are set forth below:

                                                      1997      1996       1995
                                                  ---------   --------   --------

Assumed discount rate                              7.25%        7.5%       7.25%
Rates of compensation increase                      5.5%        5.5%        5.5%
Expected long-term rate of return on plan assets    7.5%        7.5%        7.5%


DEFINED CONTRIBUTION

The Company has a defined contribution plan in which all salaried employees and certain hourly paid employees of the Company are eligible to participate following completion of six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employees salary deferral contributions, at the discretion of the Board of Directors. In addition, the Board of Directors approved a special contribution in 1997 of approximately $1.0 million to the United Stationers 401(k) Savings Plan on behalf of certain non-highly compensated employees who are eligible for participation in the plan. Company contributions for matching of employees contributions were approximately $1.0 million, $0.9 million and $0.6 million in 1997, 1996 and 1995, respectively.


9.   POSTRETIREMENT BENEFITS

The Company maintains a postretirement plan. The plan is unfunded and provides health care benefits to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductibles, co-payment provisions and other limitations. Retirees pay one-half of the projected plan costs.

The following table sets forth the amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1997 and 1996 (dollars in thousands):


                                                            1997         1996
                                                         ---------     --------
Retirees                                                   $  618       $  877
Other fully eligible plan participants                        632          632
Other active plan participants                              1,795        1,588
                                                          -------       ------
Total accumulated postretirement benefit obligation         3,045        3,097
Unrecognized net gain                                         415            1
                                                          -------       ------
Accrued postretirement benefit obligation                  $3,460       $3,098
                                                          -------       ------
                                                          -------       ------


The cost of postretirement health care benefits for the years ended December 31, 1997, 1996 and 1995 were as follows (dollars in thousands):

                                       1997          1996        1995
                                     --------      --------    --------
Service cost                             $268          $239        $161
Interest on accumulated
  benefit obligation                      190           204         109
Unrecognized net gain                     (15)           --          --
                                     --------      --------    --------
Net postretirement benefit cost          $443          $443        $270
                                     --------      --------    --------
                                     --------      --------    --------

The assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below (dollars in thousands). Because the Company's annual medical cost increases for current and future retirees and their dependents are capped at 3% per year, which is the assumed health care trend rate used in calculating the accumulated benefit obligation, an increase in the medical trend rate above 3% has no effect on the accumulated postretirement benefit obligation.


                                              1997     1996      1995
                                            -------   -------  -------

Assumed average heath care cost trend rate    3.0%     3.0%      3.0%
Assumed discount rate                        7.25%     7.5%      7.5%



10.       STOCK OPTION PLAN

The Management Equity Plan (the "Plan"), as amended, is administered by the Board of Directors, although the Plan allows the Board of Directors of the Company to designate an option committee to administer the Plan. The Plan provides for the issuance of shares of Common Stock through the exercise of options, to key officers and management employees of the Company, either as incentive stock options or as non-qualified stock options.

In October 1997, the Company's stockholders approved an amendment to the Plan which provided for the issuance of approximately 1.5 million additional options to key management employees and directors of the Company. During 1997, approximately 0.3 million options were granted to management employees and directors at fair market value.

In September 1995, the Company's Board of Directors approved an amendment to the Plan which provided for the issuance of options in connection with the Merger ("Merger Incentive Options") to key management employees of the Company exercisable for up to 2.2 million additional shares of its Common Stock. Subsequently, approximately 2.2 million options were granted during 1995 and 1996 to management employees. Some of the options were granted at an option price below market value and the option price of certain options increases by $0.625 on a quarterly basis effective April 1, 1996.

These Merger Incentive Options were granted in order to provide incentives to management with respect to the successful development of ASI and the integration of ASI with the Company. All Merger Incentive Options were vested and became exercisable with the completion of the Equity Offering in October 1997. All Common Stock issued from the exercise of Merger Incentive Options is subject to a six month holding period which expires on April 10, 1998. In the fourth quarter of 1997, the Company was required to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise prices. Based on the closing stock price on October 10, 1997 of $39.125 and options outstanding as of October 10, 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million).

An optionee under the Plan must pay the full option price upon exercise of an option (i) in cash, (ii) with the consent of the Board of Directors of the Company, by delivering mature shares of Common Stock already owned by such optionee (including shares to be received upon exercise of the option) and having a fair market value at least equal to the exercise price or (iii) in any combination of the foregoing. The Company may require the optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee to pay in cash or (iii) reducing the number of shares of Common Stock to be issued (except in the case of incentive options).

The following table summarizes the transactions of the Plan for the last three years:




Management Equity Plan                      Weighted Average                   Weighted Average                  Weighted Average
(excluding restricted stock)      1997       Exercise Prices       1996         Exercise Prices      1995         Exercise Prices
----------------------------  ----------   ------------------   ----------    -----------------  -----------     -----------------

Options outstanding at
  beginning of the period      2,497,768         $11.61          2,030,996         $10.73            217,309        $  1.45
Granted                          269,000          22.87            650,772           7.95          1,854,649          11.65
Exercised                       (846,871)         15.41                 --             --            (20,804)          1.45
Canceled                        (121,000)         14.76           (184,000)          7.64            (20,158)          1.45
                               ---------                         ---------                         ----------
Options outstanding at
  end of the period            1,798,897         $13.77          2,497,768        $ 11.61          2,030,996         $10.73
                               ---------                         ---------                         ---------
                               ---------                         ---------                         ---------




The following table summarizes information concerning outstanding options of the Plan at December 31, 1997:



                                        Remaining
             Exercise       Number     Contractual
              Prices     Outstanding   Life (years)
            ---------    -----------  -------------
             $  1.45       378,183        4.09
                5.12       116,250        4.74
               16.88     1,037,464        4.74
               20.25         2,000        4.74
               21.63       250,000        9.00
               44.25        15,000        9.87
                         ---------
              Total      1,798,897
                         ---------
                         ---------

All share and per share data have been restated to reflect the 100% stock dividend effective November 9, 1995 and the conversion of Associated common stock as a result of the Merger.

During 1996, the Company adopted the supplemental disclosure requirements of SFAS No. 123. Accordingly, the Company is required to disclose pro forma net income and earnings per share as if the fair value-based accounting method in SFAS No. 123 had been used to account for stock-based compensation cost. The Company's Merger Incentive Options granted under the Plan were considered "all or nothing" awards because the options did not vest to the employee until the occurrence of a Vesting Event. The fair value of "all or nothing" awards were measured at the grant date; however, amortization of compensation expense began when it was probable that the awards were vested. The October 1997 Equity Offering constituted a Vesting Event; as a result, all Merger Incentive Options vested and became exercisable by the optionees.

Options granted under the Plan during 1997 did not require compensation cost to be recognized in the income statement; however, they are subject to the supplemental disclosure requirements of SFAS No. 123. Net income and earnings per share, before charges (see (1) and (2) below), for 1997 and 1995 represent the Company's results excluding one-time charges and the pro forma adjustments required by SFAS No. 123. Had compensation cost been determined on the basis of SFAS No. 123 for options granted during 1997, 1996 and 1995, net income and earnings per share would have been adjusted as follows (in thousands, except per share data):

                                                 1997        1996       1995
                                             ---------    --------   --------

Net income attributable to common
  stockholders

    As reported                              $    776      $30,249   $  2,796
    Before charges                             45,364(1)    30,249     10,081(2)
    Pro forma                                  18,396       30,249      2,796


Net income per common share - basic

    As reported                              $   0.06      $  2.48   $   0.26
    Before charges                               3.47(1)      2.48       0.94(2)
    Pro forma                                    1.41         2.48       0.26
    Weighted average shares outstanding        13,064       12,205     10,747


Net income per common share - diluted

    As reported                              $   0.05      $  2.03   $   0.22
    Before Charges                               2.95(1)      2.03       0.79(2)
    Pro forma                                    1.20         2.03       0.22
    Weighted average shares outstanding
       and assumed conversions                 15,380       14,923     12,809


(1) The year ended December 31, 1997 reflects non-recurring charges of $59.4 million (non-cash) and $5.3 million (cash) related to the vesting of stock options and the termination of certain management advisory service agreements. In addition, during the fourth quarter of 1997 the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to early retirement of debt.

(2) During 1995, the Company recorded a restructuring charge of $9.8 million and an extraordinary loss of $2.4 million ($1.4 million net of tax benefit of $1.0 million) related to early retirement of debt.

The Company uses a binomial option pricing model to estimate the fair value of options at the date of grant. The weighted average assumptions used to value options and the weighted average fair value of options granted during 1997, 1996 and 1995 were as follows:


                                                 1997        1996       1995
                                             ---------    --------   --------

Fair value of options granted                  $13.69       $17.67   $  9.33
Exercise price                                 $22.87       $ 8.59   $ 11.65
Expected stock price volatility                 64.7%        80.7%    102.2%
Expected dividend yield                          0.0%         0.0%      0.0%
Risk-free interest rate                          6.4%         5.2%      5.9%
Expected life of options                      5 years      2 years   3 years


11.  REDEEMABLE PREFERRED STOCK

At December 31, 1996, the Company had 1,500,000 authorized shares of $0.01 par value preferred stock, of which 15,000 shares were designated as Series A preferred stock, 15,000 shares were designated as Series C preferred stock, and 1,470,000 shares remained undesignated. Series C preferred stock was junior in relation to the Series A preferred stock. All preferred stock issued at the date of inception was valued at the amount of cash paid or assets received for the stock at $1,000 per share. On September 2, 1997, the Company completed the redemption of all Series A and Series C preferred stock issued and outstanding for $8.6 million and $12.7 million, respectively, including accrued and unpaid dividends thereon. On July 28, 1995, the Company repurchased all Series B preferred stock issued and outstanding for $7.0 million, including accrued and unpaid dividends thereon. Upon redemption, each series of preferred stock resumed the status of undesignated preferred stock. The Company does not have any preferred stock outstanding as of December 31, 1997.

During the year ended December 31, 1996, 649 shares of Series A preferred stock were accrued but not issued. As of December 31, 1996, 3,086 shares of Series A preferred stock have been accrued as dividends but not issued. Also, noncash dividends were declared and issued for Series C preferred stock in the amount of 1,095 shares during 1996.


12.  REDEEMABLE WARRANTS

The Company had 1,227,438 warrants ("Lender Warrants") outstanding at December 31, 1996, which allowed holders thereof to buy shares of Common Stock at an exercise price of $0.10 per share. During 1997, 1,227,438 warrants were exercised into Common Stock resulting in proceeds of $122,744, which was used to repay indebtedness under the Term Loan Facilities. Outstanding Lender Warrants as of December 31, 1996 were valued at $19.50 per warrant. During 1996, 203,030 warrants were contributed back to the Company and terminated in connection with anti-dilution agreements.


13.  TRANSACTIONS WITH RELATED PARTIES

The Company had management advisory service agreements with three investor groups. These investor groups provided certain advisory services to the Company in connection with the Acquisition.

Pursuant to an agreement, Wingate Partners, L.P. ("Wingate Partners") had agreed to provide certain oversight and monitoring services to the Company in exchange for an annual fee of up to $725,000, payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria. At the Merger, the Company paid aggregate fees to Wingate Partners of $2.3 million for services rendered in connection with the Acquisition. Wingate Partners earned an aggregate of $513,540, $725,000 and $603,000 with respect to each of the years ended 1997, 1996 and 1995, respectively, for such oversight and monitoring services. Under the agreement, the Company was obligated to reimburse Wingate Partners for its out-of-pocket expenses and indemnify Wingate Partners and its affiliates from loss in connection with these services.

Pursuant to an agreement, Cumberland Capital Corporation ("Cumberland") had agreed to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria. At the Merger, the Company paid aggregate fees to Cumberland of $100,000 for services rendered in connection with the Acquisition. Pursuant to the agreement, Cumberland earned an aggregate of $97,400, $137,000 and $129,000 with respect to the years ended 1997, 1996 and 1995, respectively, for such oversight and monitoring services. The Company was also obligated to reimburse Cumberland for its out-of-pocket expenses and indemnify Cumberland and its affiliates from loss in connection with these services.

Pursuant to an agreement, Good Capital Co., Inc. ("Good Capital") had an agreement to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which is subject to restrictions under the Credit Agreement related to certain Company performance criteria. At the Merger, the Company paid aggregate fees to Good Capital of $100,000 for services rendered in connection with the Acquisition. Pursuant to the agreement, Good Capital earned an aggregate of $97,400, $137,500 and $129,000 with respect to the years ended 1997, 1996 and
1995, respectively, for such oversight and monitoring services. The Company was also obligated to reimburse Good Capital for its out-of-pocket expenses and indemnify Good Capital and its affiliates from loss in connection with these services.

In the fourth quarter of 1997, the Company terminated the management advisory service agreements for one-time payments of approximately $2.4 million, $400,000 and $400,000 to Wingate Partners, Cumberland and Good Capital, respectively. As indicated in Note 1, these one-time payments were included as non-recurring charges on the Consolidated Statements of Income.

14.  INCOME TAXES

The provision for (benefit from) income taxes consists of the following (dollars in thousands):



                                                Years Ended December 31,
                                          --------------------------------------
                                             1997           1996           1995
                                          --------        -------       --------

Currently payable -
     Federal                              $ 19,812        $14,724         $4,172
     State                                   4,811          3,532          1,119
                                          --------        -------       --------
        Total currently payable             24,623         18,256          5,291

Deferred, net -
     Federal                               (12,889)         4,614           (142)
     State                                  (3,202)           685            (21)
                                          --------        -------       --------
        Total deferred, net                (16,091)         5,299           (163)
                                          --------        -------       --------
Provision for income taxes                $  8,532        $23,555         $5,128
                                          --------        -------       --------
                                          --------        -------       --------



The Company's effective income tax rates for the years ended December 31, 1997, 1996 and 1995 varied from the statutory Federal income tax rate as set forth in the following table (dollars in thousands):


                                                           Years Ended December 31,
                                       --------------------------------------------------------
                                              1997              1996                  1995
                                       ---------------     ----------------    ----------------
                                                  % of                % of                % of
                                                Pre-tax             Pre-tax             Pre-tax
                                       Amount    Income    Amount    Income    Amount    Income
                                       ------   -------    ------   -------   -------   -------

Tax provision based on the
  federal statutory rate               $5,852     35.0%   $19,442     35.0%    $3,980     35.0%
State and local income taxes -
  net of federal income tax
  benefit                               1,053       6.3     3,000      5.4        705      6.2
Non-deductible and other                1,627       9.7     1,113      2.0        443      3.9
                                       ------   -------    ------   ------    -------   ------
Provision for income taxes             $8,532      51.0%  $23,555     42.4%    $5,128     45.1%
                                       ------   -------    ------   ------    -------   ------
                                       ------   -------    ------   ------    -------   ------



The deferred tax assets and liabilities result from timing differences in the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (dollars in thousands):



                                                             December 31,
                                         ----------------------------------------------------
                                                 1997                          1996
                                         ----------------------        ----------------------
                                          Assets    Liabilities         Assets    Liabilities
                                         -------    -----------        -------    -----------

Accrued expenses                         $18,280        $    --        $17,882        $    --
Allowance for doubtful accounts            8,632             --         11,036             --
Inventory reserves and adjustments            --         16,852            - -         13,795
Depreciation and amortization                 --         41,588            - -         43,798
Reserve for stock option compensation     16,792            - -            - -             --
Other                                      5,720            - -          6,915             --
                                         -------    -----------        -------    -----------
Total                                    $49,424        $58,440        $35,833        $57,593
                                         -------    -----------        -------    -----------
                                         -------    -----------        -------    -----------


In the Consolidated Balance Sheets, these deferred assets and liabilities are classified on a net basis as current and non-current based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):


                                          1997      1996      1995
                                       --------  --------  --------
     Cash paid during the year for:
          Interest                      $49,279   $52,871   $36,120
          Income taxes                   13,663    17,482     8,171


The following are supplemental disclosures of noncash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

     - On May 3, 1995, the Company issued stock valued at $2,406 in exchange for services related to the issuance of the Notes.

     - On March 30, 1995, the Company issued stock valued at $2,162 in exchange for services related to financing the Acquisition.


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments is as follows (dollars in thousands):



                                             December 31, 1997             December 31, 1996
                                          -----------------------       -----------------------
                                          Carrying           Fair       Carrying          Fair
                                            Amount          Value         Amount         Value
                                          --------       ---------      --------       --------
Cash and cash equivalents                 $ 12,367       $ 12,367       $ 10,619       $ 10,619
Current maturities of long-term
    obligations and capital lease           44,267         44,267         46,923         46,923
Long-term debt and capital lease:
   Notes                                   100,000        114,750        150,000        168,000
   All other                               392,868        392,868        403,079        403,079
Interest rate collar                            --            387             --          1,200


The fair value of the Notes and interest rate collar are based on quoted market prices and quotes from counterparties, respectively.


17.  SUBSEQUENT EVENT

The Company announced on February 10, 1998 that its subsidiary, USSC, signed a definitive purchase agreement with Abitibi-Consolidated Inc. to acquire the U.S. and Mexican operations of its Office Products Division, a specialty wholesale division of computer consumables, peripherals and accessories. The purchase price is anticipated to be approximately $110 million. The proposed transaction involves three of the five business units of the Office Products Division, including: Azerty (U.S. and Mexico); Positive ID (which distributes bar-code scanning products); and AP Support Services (which provides outsourcing services in telemarketing, direct response marketing, logistics and data management services). The Company has filed for antitrust (Hart-Scott-Rodino) clearance and expects to close the transaction in late March 1998 subject to obtaining the necessary approvals and the completion of due diligence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to those individuals who are currently serving as members of the Board of Directors or as executive officers of the Company on February 1, 1998:


         Name                 Age                       Position
--------------------------------------------------------------------------------
Frederick B Hegi, Jr.. . .    54   Chairman of the Board
Randall W. Larrimore . . .    50   Director, President and Chief Executive Officer
Michael D. Rowsey. . . . .    45   Director and Executive Vice President
Daniel J. Good . . . . . .    57   Director
James A. Johnson . . . . .    43   Director
Gary G. Miller . . . . . .    47   Director and Assistant Secretary
Benson P. Shapiro. . . . .    56   Director
Joel D. Spungin. . . . . .    60   Director
Daniel H. Bushell. . . . .    46   Executive Vice President, Chief Financial Officer and
                                    Assistant Secretary
Steven R. Schwarz. . . . .    43   Executive Vice President
Kathleen S. Dvorak . . . .    41   Vice President, Investor Relations
Otis H. Halleen. . . . . .    63   Vice President, Secretary and General Counsel
Mark J. Hampton. . . . . .    44   Vice President, Marketing
Tom Helton . . . . . . . .    50   Vice President, Human Resources
James A. Pribel. . . . . .    44   Treasurer
Albert H. Shaw . . . . . .    48   Vice President, Operations
Ergin Uskup. . . . . . . .    60   Vice President, Management Information Systems
                                    and Chief Information Officer


Set forth below is a description of the backgrounds of the directors and executive officers of the Company. There is no family relationship between any directors or executive officers of the Company. Officers of the Company are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

FREDERICK B. HEGI, Jr. was elected to the Board of Directors upon consummation of the Merger and served as Chairman, interim President and Chief Executive Officer upon the resignation of Thomas W. Sturgess in November 1996 and until Randall Larrimore became President and Chief Executive Officer in May 1997. Prior to the Merger, he had been a director of Associated since 1992. Mr. Hegi is a general partner of various Wingate entities, including the indirect general partner of each of Wingate Partners and Wingate II. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi also currently serves as Chairman of the Executive Committee of the Board of Loomis, Fargo & Co., an armored car service company; Chairman of Tahoka First Bancorp, Inc., a bank holding company; and Chairman of Cedar Creek Bancshares, Inc., a bank holding company. Additionally, he is a director of Lone Star Technologies, Inc., a diversified company thatmanufactures tubular products; ITCO Tire Company, the largest independent wholesaler of replacement tires in the U.S.; and Cattle Resources, Inc., a manufacturer of animal feeds and operator of commercial cattle feedlots.

RANDALL W. LARRIMORE was elected to the Board of Directors and became President and Chief Executive Officer of the Company on May 23, 1997. From February 1988 to May 1997, Mr. Larrimore had been President and Chief Executive Officer of MasterBrand Industries, Inc., a manufacturer of leading brands including Master Lock padlocks and Moen faucets, and a subsidiary of Fortune Brands (formerly American Brands). Prior to that time, Mr. Larrimore was President and Chief Executive Officer of Twentieth Century Companies, a manufacturer of plumbing repair parts and a division of Beatrice Foods. Prior thereto he was Vice President of Marketing for Beatrice Home Specialties, the operating parent of Twentieth Century. Fortune Brands acquired Twentieth Century Companies and other Beatrice divisions and subsidiaries in 1988. Before joining Beatrice in 1983, Mr. Larrimore was with Richardson-Vicks, McKinsey & Company and then with PepsiCo International. Mr. Larrimore serves as a director of Olin Corporation and St. Francis Hospital.

MICHAEL D. ROWSEY was elected to the Board of Directors upon consummation of the Merger and became Executive Vice President of the Company upon consummation of the Merger with primary responsibility for field operations. Prior to the Merger, Mr. Rowsey had been a director of Associated since 1992 and President and Chief Operating Officer of Associated since January 1992. From 1979 to January 1992, Mr. Rowsey served in various capacities with Boise Cascade Office Products, most recently as the North Regional Manager.

DANIEL J. GOOD was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Good is Chairman of Good Capital Co., Inc. ("Good Capital"), an investment firm in Lake Forest, Illinois. Until June 1995, Mr. Good was Vice Chairman of Golden Cat Corp., the largest producer of cat litter in the United States, and prior thereto he was Managing Director of Merchant Banking for Shearson Lehman Bros. and President of A.G. Becker Paribas,.Inc.

JAMES A. JOHNSON was elected to the Board of Directors upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Johnson is a general partner of various Wingate entities, including the indirect general partner of Wingate II. From 1980 until he joined Wingate Partners in 1990, Mr. Johnson served as a Principal of Booz-Allen & Hamilton, an international management consulting firm. Mr. Johnson currently serves as a director of Century Products Company, a manufacturer and distributor of car seats and other juvenile products.

GARY G. MILLER was elected to the Board of Directors upon consummation of the Merger. Mr. Miller served as Vice President and Secretary of the Company from consummation of the Merger until June 27, 1995, and Assistant Secretary of the Company from June 27, 1995 to May 8, 1996. Prior thereto, Mr. Miller had been a director of Associated since 1992 and Vice President and Secretary of Associated since January 1992. Mr. Miller also currently serves as President of Cumberland, a private investment firm which is located in Fort Worth, Texas. In addition, from 1977 to December 1993, Mr. Miller served as Executive Vice President, Chief Financial Officer and a director of AFG Industries, Inc., and its parent company, Clarity Holdings Corp. He is Chairman of the Board of both CFData Corp., a nationwide provider of check collection and check verification services, and Fore Star Golf, Inc., which was formed in 1993 to own and operate golf course facilities.

BENSON P. SHAPIRO was elected to the Board of Directors in November 1997. Professor Shapiro has served on the faculty of Harvard University for 27 years and until July 1997 was THE MALCOLM P. MCNAIR PROFESSOR OF MARKETING at the Harvard Business School. He continues to teach a variety of Harvard's executive programs and spends much of his time on research, writing and consulting.

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

KATHLEEN S. DVORAK became Vice President, Investor Relations in July 1997. Ms. Dvorak began her career at United in 1982 and has held various positions with increasing responsibility within the investor relations function. Most recently, she was Director of Investor Relations of the Company.

OTIS H. HALLEEN became Vice President, Secretary and General Counsel of the Company as of January 30, 1996. Since November 1, 1995 he has served as Vice President, Secretary and General Counsel at USSC. From 1986 through March 1995 he had been Vice President, Secretary and General Counsel of United.

MARK J. HAMPTON has served as Vice President of Marketing since September 1994. Mr. Hampton began his United career in 1980 and held various positions in the sales and marketing area. In 1991, Mr. Hampton left United to pursue an opportunity to work in the dealer community and was the primary architect in developing a successful national buying and marketing group. After rejoining the Company in September 1992, he was made a Regional Vice President in charge of the Midwest Region and then Vice President and General Manager of Micro United.

TOM HELTON became Vice President of Human Resources in February 1998. Prior to joining United, Mr. Helton spent 11 years, from 1986 to 1997, at Whirlpool Corporation where he held a variety of management and executive positions within the human resource function. Most recently, he was Vice President of Human Resources for Whirlpool Asia. From 1980 to 1986, Mr. Helton was with Kaiser Aluminum and Chemical working in personnel and labor relations.

JAMES A. PRIBEL became Treasurer of the Company upon consummation of the Merger. Prior thereto he was Treasurer of United since 1992. Mr. Pribel previously had been Assistant Treasurer of USSC since 1984 and had served in various positions since joining USSC in 1978.

ALBERT H. SHAW became Vice President, Operations of the Company shortly after consummation of the Merger. Prior thereto, he was Vice President, Midwest Region of USSC since March 1994. He had been a Vice President of USSC since 1992 and prior to that had served in various management positions since joining USSC in 1974.

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

The Charter provides that the Board of Directors shall be divided into three classes, each class as nearly equal in number as possible, and each term consisting of three years. The directors currently in each class are as follows:
Class I (having terms expiring in 1999)--Messrs. Good and Johnson; Class II (having terms expiring in 2000)--Messrs. Hegi, Rowsey and Miller and Class III (having terms expiring in 1998)--Messrs. Larrimore, Shapiro and Spungin.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 13, 1998, to be filed within 120 days after the end of the Registrant's year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 13, 1998, to be filed within 120 days after the end of the Registrant's year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 13, 1998, to be filed within 120 days after the end of the Registrant's year.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements, schedules and exhibits are filed as part of this report:
                                                                       PAGE NO.
                                                                       --------
     (1)  Financial Statements of the Company
          Report of Independent Auditors...............................      20
          Consolidated Statements of Income for the years ended
            December 31, 1997, 1996 and 1995...........................      21
          Consolidated Balance Sheets as of December 31, 1997 and 1996. 22-23 Consolidated Statements of Changes in Stockholders' Equity
            for the years ended December 31, 1997, 1996 and 1995.......   24-25
          Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995...........................      26
          Notes to Consolidated Financial Statements...................   27-41

     (2)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 4.1      Restated Certificate of Incorporation, as amended(5).
 4.2      Certificate of Ownership and Merger merging Associated into United(2).
 4.3      Restated Bylaws(1).
10.1 Registration Rights Agreement, dated as of January 31, 1992, between the Company and CMIHI (included in Exhibit 10.4, Annex 2).
10.2      Amendment No. 1 to Registration Rights Agreement, dated as of
          March 30, 1995, among the Company, CMIHI and certain other holders of Lender Warrants(1).
10.3      Amended and Restated Registration Rights Agreement, dated as of
          March 30, 1995, among the Company, Wingate Partners, Cumberland,
          Good Capital Co., Inc. and certain other Company stockholders(1).
10.4 Warrant Agreement, dated as of January 31, 1992, among the Company, USSC and CMIHI(1).
10.5 Amendment No. 1 to Warrant Agreement, dated as of October 27, 1992, among the Company, USSC, CMIHI and the other parties thereto(1).
10.6 Letter Agreement dated as of February 10, 1995, amending certain provisions of the Warrant Agreement, among the Company, USSC, CMIHI and the other parties thereto(4).
10.7 Amendment No. 2 to Warrant Agreement, dated as of March 30, 1995, among the Company, USSC, CMIHI and the other parties thereto(1).
10.8 Amendment No. 3 to Warrant Agreement, dated as of July 28, 1995, among the Company, USSC, CMIHI and the other parties thereto(4).
10.9 Amendment No. 4 to Warrant Agreement, effective as of July 7, 1997, among the Company, USSC, CMIH and the other parties thereto(5).
10.10     Warrant Agreement, dated as of January 31, 1992, between the
          Company and Boise Cascade Corporation(1).
10.11 Amendment No. 1 to Warrant Agreement, dated as of March 30, 1995, between the Company and Boise Cascade Corporation(1).
10.12 Indenture, dated as of May 3, 1995, among USSC, the Company and The Bank of New York(1).
10.13     First Supplemental Indenture, dated as of July 28, 1995, among
          USSC, the Company, and The Bank of New York(1).
10.14     Investment Banking Fee and Management Agreements, dated as of
          January 31, 1992, among the Company, USSC and each of Wingate Partners, Cumberland and Good Capital Co., Inc(1).
10.15     Amendment No. 1 to Investment Banking Fee and Management
          Agreements, dated as of March 30, 1995, among USSC, the Company and each of Wingate Partners, Cumberland and Good Capital Co., Inc.(1).
10.16 Termination Agreements, dated as of October 31, 1997, terminating the Investment Banking Fee and Management Agreements among the Company, USSC and each of Wingate Partners, Cumberland and Good Capital Co., Inc.*
10.17     Amendment No. 4 to Management Equity Plan, dated as of August 19,
          1997(5).
10.18 United Stationers Inc. Management Equity Plan, as amended through August 19, 1997(5).

10.19 Letter Agreements, dated as of January 31, 1992, between the Company (as successor-in-interest to Associated) and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller, Daniel J. Schleppe, Duane J. Ratay and Daniel H. Bushell regarding grants of stock options(1).
10.20 Amendment to Stock Option Grants, dated as of March 30, 1995, between the Company and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller, Daniel J. Schleppe, Duane J. Ratay and Daniel H. Bushell(1).
10.21 Forms of Stock Option Agreements, dated October 2, 1995, granting options to certain management employees(4).
10.22     Forms of Amendments to Stock Option Grants, dated September 29,
          1995, between the Company and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller, Daniel J. Schleppe and Daniel H. Bushell(4).
10.23 Stock Option Agreements, dated as of January 1, 1996, between the Company and Thomas W. Sturgess, granting options(4).
10.24 Executive Stock Purchase Agreements, dated as of January 31, 1992, among the Company, Wingate Partners, ASI Partners, L.P. and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller and Daniel J. Schleppe(1).
10.25 First Amendments to Executive Stock Purchase Agreements, dated as of March 30, 1995, among the Company, Wingate Partners, ASI Partners, L.P. and each of Michael D. Rowsey, Robert W. Eberspacher,
          Lawrence E. Miller and Daniel J. Schleppe(1).
10.26     Management Incentive Plan for 1996(4).
10.27 Management Incentive Plan for 1997 (Exhibit 10.39 to the Company's Report on Form 10-K dated March 26, 1997)(3).
10.28     1997 Special Bonus Plan (Exhibit 10.40 to the Company's Report on
          Form 10-K dated March 26, 1997)(3).
10.29 United Stationers 401(k) Savings Plan, restated as of March 1, 1996 (Exhibit 10.45.1 to the Company's Report on Form 10-K dated
          March 26, 1997)(3).
10.30 United Stationers Supply Co. Pension Plan as amended (See the Company's Reports on Form 10-K for the fiscal years ended August 31, 1985, 1986, 1987, and 1989)(3).
10.31     Amendment to Pension Plan adopted February 10, 1995(2).
10.32     One Time Merger Integration Bonus Plan(4).
10.33     Amended and Restated Employment and Consulting Agreement dated
          April 15, 1993 among the Company, USSC and Joel D. Spungin (Exhibit 10(b) to the Company's Report on Form 10-K dated November 22,
          1993)(3).
10.34 Amendment dated February 13, 1995 to the Amended and Restated Employment and Consulting Agreement among the Company, USSC and
          Joel D. Spungin(2).
10.35 Severance Agreement between the Company, USSC and James A. Pribel dated February 13, 1995(2).
10.36     Letter Agreement dated February 13, 1995 between the Company and
          Ergin Uskup(2).
10.37 Employment Agreements dated October 1, 1995 between USSC and each of Daniel H. Bushell, Michael D. Rowsey, Steven R. Schwarz, Robert H. Cornell, Ted S. Rzeszuto, and Al Shaw(4).
10.38     Employment Agreement dated November 1, 1995 between USSC and Otis
          H. Halleen(4).
10.39     Employment Agreement dated as of January 1, 1996 between the
          Company, USSC and Thomas W. Sturgess(4).
10.40 Deferred Compensation Plan. (Exhibit 10(f) to the Company's Annual Report on Form 10-K dated October 6, 1994)(3).
10.41 Letter Agreement dated November 29, 1995 granting shares of restricted stock to Joel D. Spungin(4).
10.42     Lease Agreement dated as of March 4, 1988 between Crow-Alameda
          Limited Partnership and Stationers Distributing Company, Inc., as amended(1).
10.43     Industrial Real Estate Lease, dated as of May 17, 1993, among
          Majestic Realty Co. and Patrician Associates, Inc., as landlord, and United Stationers Supply Co., as tenant(1).
10.44     Standard Industrial Lease, dated as of March 15, 1991, between
          Shelly B. and Barbara Detrik and Lynn Edwards Corp.(1).
10.45 Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni and Yolanda M. Panattoni, as landlord, and United Stationers Supply
          Co., as tenant(1).
10.46     Lease dated as of February 1, 1993, between CMD Florida Four
          Limited Partnership and United Stationers Supply Co., as amended(1).
10.47 Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc.(1).
10.48 First Amendment to Industrial Lease dated January 23, 1997 between ERI-CP, Inc. (successor to Carol Point Builders I) and United Stationers Supply Co. (successor to Associated Stationers, Inc.)(5).
10.49 Lease, dated March 22, 1973, between National Boulevard Bank of Chicago, a trustee under Trust Agreement dated March 15, 1973 and known as Trust No. 4722, and USSC, as amended(1).

10.50 Lease Agreement, dated July 20, 1993, between OTR, acting as the duly authorized nominee of the Board of the State Teachers
          Retirement System of Ohio, and United Stationers Supply Co., as amended(1).
10.51 Lease Agreement, dated as of December 20, 1988, between Corporate Property Associates 8, L.P., and Stationers Distributing Company, Inc., as amended(1).
10.52 Industrial Lease, dated as of February 22, 1988, between Northtown Devco and Stationers Distributing Company, as amended(1).
10.53 Lease, dated as of April 17, 1989, between Isaac Heller and USSC, as amended(1).
10.54     Lease Agreement, dated as of May 10, 1984, between Westbelt
          Business Park Joint Venture and Boise Cascade Corporation, as amended(1).
10.55     Fourth Amendment to Lease between Keystone-Ohio Property Holding
          Corp. (as successor to Westbelt Business Park) and USSC (as successor to Associated Stationers, Inc.) dated December 3, 1996(5).
10.56     Lease effective March 1, 1997 between Davis Partnership and USSCO*.
10.57 Lease Agreement, dated as of August 17, 1981, between Gulf United Corporation and Crown Zellerbach Corporation, as amended(1).
10.58 Lease Agreement, dated as of March 31, 1978, among Gillich O. Traughber and J. T. Cruin, Joint Venturers, and Boise Cascade Corporation, as amended(1).
10.59     Lease Agreement, dated November 7, 1988, between Dalware II
          Associates and Stationers Distributing Company, Inc., as amended(1).
10.60     Lease Agreement, dated November 7, 1988, between Central East
          Dallas Development Limited Partnership and Stationers Distributing Company, Inc., as amended(1).
10.61 Lease Agreement, dated as of March 17, 1989, between Special Asset Management Company of Texas, Inc., and Stationers Distributing Company, Inc., as amended(1).
10.62 Sublease, dated January 9, 1992, between Shadrall Associates and Stationers Distributing Company, Inc.(1)
10.63 Industrial Lease, dated as of June 12, 1989, between Stationers Distributing Company, Inc. and Dual Asset Fund V, as amended(1).
10.64 Lease Agreement, dated as of July, 1994, between Bettilyon Mortgage Loan Company and USSC(1).
10.65 Agreement of Lease, dated as of January 5, 1994 between the Estate of James Campbell, deceased, and USSC(1).
10.66 Amendment No. 2 to Agreement of Lease dated February 1, 1997 between the Estate of James Campbell, deceased, and USSC.*
10.67 Lease Agreement dated January 5, 1996, between Robinson Properties, L.P. and USSC(4).
10.68 Agreement for Data Processing Services, dated January 31, 1992, between USSC (as successor-in-interest to ASI) and Affiliated
          Computer Services, Inc.(1)
10.69     Amended and Restated First Amendment to Agreement for Data
          Processing Services, dated as of August 29, 1995, between USSC and Affiliated Computer Services, Inc.(1).
10.70     Stock Purchase Agreement between United Stationers Supply Co.
          and Lagasse Bros., Inc. ("Lagasse") and Kevin C. Lagasse, Cynthia Lagasse, David C. Lagasse, Linette Lagasse Abadie, Clinton G. Lagasse, Raymond J. Lagasse and Rickey Lagasse, being all of the shareholders of Lagasse (Exhibit 99.1 to Registrant's Report on Form 8-K filed November 5, 1996)(3)
10.71     Amended and Restated Credit Agreement dated October 31, 1996
          (amending and restating the Credit Agreement dated as of March 30, 1995)(Exhibit 99.2 to Registrant's Report on Form 8-K filed
          November 5, 1996)(3).
10.72 USI Employee Benefits Trust Agreement dated March 21, 1995 between the Company and American National Bank and Trust Company of Chicago as Trustee(2).
10.73 Certificate of Insurance covering directors' and officers' liability insurance effective March 30, 1996 through April 1, 1997.*
10.74 Certificate of Insurance covering directors' and officers' liability insurance effective April 1, 1997 through April 1,
          1998(5).
10.75     Amendment to Medical Plan Document for the Company(2).
10.76     The Company Severance Plan, adopted February 10, 1995(2).
10.77 Securities Purchase Agreement, dated as of July 28, 1995, among the Company, Boise Cascade, Wingate Partners, Wingate II, Wingate Affiliates, Wingate Affiliates II, ASI Partners III, L.P., the Julie Good Mora Grantor Trust and the Laura Good Stathos Grantor Trust(2).
10.78 Amendment dated February 23, 1996 to Option Agreements between the Company and Thomas W. Sturgess (Exhibit 10.110 to the Company's
          Report on Form 10-K dated March 28, 1996)(3).
10.79 Amendment No. 3 to United Stationers Inc. Management Equity Plan, dated as of September 27, 1995 (Exhibit 10.111 to the Company's
          Report on Form 10-K dated March 28, 1996)(3).
10.80 Amendment No. 2 dated March 5, 1996 to Stock Option Agreements between the Company and Thomas W. Sturgess (Exhibit 10.112 to the Company's Report on Form 10-K dated March 28, 1996)(3).
10.81 Amendment to Employment Agreement dated March 5, 1996 between the Company, USSC and Thomas W. Sturgess (Exhibit 10.113 to the Company's Form 10-K dated March 28, 1996)(3).

10.82 Employment Agreement dated as of May 23, 1997 between the Company, USSC and Randall W. Larrimore(5).
10.83 Employment Agreements dated as of June 1, 1997 between USSC and each of Daniel H. Bushell, Michael D. Rowsey and Steven R. Schwarz(5).
10.84 Lease dated as of October 20, 1997 between Ozburn-Hessey Storage Co. and USSC.*
10.85 United Stationers Inc. Non-employee Directors' Deferred Stock Compensation Plan.*
    21    Subsidiaries of the issuer.*
  23.1    Consent of Ernst & Young LLP, Independent Auditors.*
  27.1    Financial Data Schedule for the Company (EDGAR filing only)*.
  27.2    Financial Data Schedule for USSC (EDGAR filing only)*.

----------------
     *    Filed herewith.
    **    To be filed by amendment.
   (1) Incorporated by reference to the Company's Form S-1 (No. 33-59811), as amended, initially filed with the Commission on June 12, 1995.
   (2) Incorporated by reference to the Company's Schedule 14D-9 dated February 21, 1995.
   (3) Incorporated by reference to other prior filings of the Company as indicated.
   (4) Incorporated by reference to the Company's Form S-2 (No. 333-01089) as filed with the Commission on February 20, 1996.
   (5) Incorporated by reference to the Company's Form S-2 (No. 333-34937) as filed with the Commission on October 3, 1997.


(B)  Reports on Form 8-K were filed by the Registrant on November 14, 1997.

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33337665 (filed October 10, 1997).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jursidiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNITED STATIONERS INC.


                                           BY:      /s/Daniel H. Bushell
                                              --------------------------------
                                                Daniel H. Bushell
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Assistant Secretary
                                                (principal accounting officer)



     Dated:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     SIGNATURE                      CAPACITY                                 DATE
     ---------                      --------                                 ----

     /s/Frederick B. Hegi, Jr.    Chairman of the Board of Directors      March 6, 1998
   ---------------------------
     Frederick B. Hegi, Jr.


     /s/Randall W. Larrimore      President and Chief Executive Officer   March 6, 1998
   ---------------------------     and a Director
     Randall W. Larrimore


     /s/Michael D. Rowsey         Executive Vice President                March 6, 1998
   ---------------------------     and a Director
     Michael D. Rowsey


     /s/Daniel J. Good            Director                                March 6, 1998
   ---------------------------
     Daniel J. Good


     /s/James A. Johnson          Director                                March 6, 1998
   ---------------------------
     James A. Johnson


     /s/Gary G. Miller            Director                                March 6, 1998
   ---------------------------
     Gary G. Miller


     /s/Benson P. Shapiro         Director                                March 6, 1998
   ---------------------------
     Benson P. Shapiro


    /s/Joel D. Spungin            Director                                March 6, 1998
   ---------------------------
    Joel D. Spungin
