Form 10-Q
period 1998-03-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1998-05-08
CIK 355999, 945633

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC   20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended March 31, 1998

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to _____________

Commission file numbers: United Stationers Inc.:        0-10653
                         United Stationers Supply Co.: 33-59811


                             UNITED STATIONERS INC.
                           UNITED STATIONERS SUPPLY CO.
                           ----------------------------
             (Exact name of registrant as specified in its charter)


United Stationers Inc.:       Delaware  United Stationers Inc.:       36-3141189
United Stationers Supply Co.: Illinois  United Stationers Supply Co.: 36-2431718
--------------------------------------  ----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


2200 East Golf Road, Des Plaines, Illinois                      60016-1267
------------------------------------------                      ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (847) 699-5000

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


On April 30, 1998, United Stationers Inc. had outstanding 16,157,742 shares of Common Stock, par value $0.10 per share On April 30, 1998, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                   UNITED STATIONERS INC. AND SUBSIDIARIES

                Form 10-Q For the Quarter Ended March 31, 1998
                ----------------------------------------------


                                     INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

IMPORTANT EXPLANATORY NOTE                                                   1

Independent Accountant's Review Report                                       2

Condensed Consolidated Balance Sheets as of
   March 31, 1998 and December 31, 1997.                                     3

Condensed Consolidated Statements of Income
   for the Three Months ended March 31, 1998 and 1997.                       4

Condensed Consolidated Statements of Cash Flows
   for the Three Months Ended March 31, 1998
   and 1997.                                                                 5

Notes to Condensed Consolidated Financial Statements.                        6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations.                           11


PART II - OTHER INFORMATION                                                 18
--------------------------

SIGNATURE                                                                   19
---------

INDEX TO EXHIBITS                                                           20
-----------------

                   UNITED STATIONERS INC. AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS

                          IMPORTANT EXPLANATORY NOTE
                          --------------------------

THIS INTEGRATED FORM 10-Q IS FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR EACH OF UNITED STATIONERS INC. ("UNITED"), A DELAWARE CORPORATION, AND ITS WHOLLY OWNED SUBSIDIARY, UNITED STATIONERS SUPPLY CO. ("USSC"), AN ILLINOIS CORPORATION (COLLECTIVELY, THE "COMPANY"). UNITED STATIONERS INC. IS A HOLDING COMPANY WITH NO OPERATIONS SEPARATE FROM ITS OPERATING SUBSIDIARY, UNITED STATIONERS SUPPLY CO. AND ITS SUBSIDIARIES. NO SEPARATE FINANCIAL INFORMATION FOR UNITED STATIONERS SUPPLY CO. AND ITS SUBSIDIARIES HAS BEEN PROVIDED HEREIN BECAUSE MANAGEMENT FOR THE COMPANY BELIEVES SUCH INFORMATION WOULD NOT BE MEANINGFUL BECAUSE (i) UNITED STATIONERS SUPPLY CO. IS THE ONLY DIRECT SUBSIDIARY OF UNITED STATIONERS INC., WHICH HAS NO OPERATIONS OTHER THAN THOSE OF UNITED STATIONERS SUPPLY CO. AND (ii) ALL ASSETS AND LIABILITIES OF UNITED STATIONERS INC. ARE RECORDED ON THE BOOKS OF UNITED STATIONERS SUPPLY CO. THERE IS NO MATERIAL DIFFERENCE BETWEEN UNITED STATIONERS INC. AND UNITED STATIONERS SUPPLY CO. FOR THE DISCLOSURE REQUIRED BY THE INSTRUCTIONS TO FORM 10-Q AND THEREFORE, UNLESS OTHERWISE INDICATED, THE RESPONSES SET FORTH HEREIN APPLY TO EACH OF UNITED STATIONERS INC. AND UNITED STATIONERS SUPPLY CO.

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Stationers Inc. as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                             /s/Ernst & Young LLP


Chicago, Illinois
April 24, 1998

                              UNITED STATIONERS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                               (Unaudited)        (Audited)
                                                March 31,        December 31,
                                                  1998              1997
                                               -----------       ------------
ASSETS
  Current assets:
    Cash and cash equivalents                   $  11,504        $  12,367
    Accounts receivable, net                      282,237          311,920
    Inventories                                   484,911          511,555
    Other current assets                           15,754           14,845
                                             ------------     ------------
           Total current assets                   794,406          850,687

  Property, plant and equipment, net              161,894          164,543
  Goodwill, net                                   111,110          111,852
  Other                                            20,282           20,939
                                             ------------     ------------
           Total assets                      $  1,087,692     $  1,148,021
                                             ------------     ------------
                                             ------------     ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                           $  235,915       $  236,475
    Accrued liabilities                           107,616          118,496
    Current maturities of long-term debt           19,551           44,267
                                             ------------     ------------
           Total current liabilities              363,082          399,238

  Deferred income taxes                            19,208           19,383
  Long-term obligations                           468,773          506,092
                                             ------------     ------------
           Total liabilities                      851,063          924,713

  Stockholders' equity:
    Common stock (voting), $0.10 par value;
      40,000,000 authorized; 16,024,019 and
      15,905,273, respectively, issued and
      outstanding                                   1,602            1,591

    Additional paid-in capital                    211,261          213,042

    Retained earnings                              23,766            8,675
                                             ------------     ------------
           Total stockholders' equity             236,629          223,308
                                             ------------     ------------
           Total liabilities and
           stockholders' equity              $  1,087,692     $  1,148,021
                                             ------------     ------------
                                             ------------     ------------

             See notes to condensed consolidated financial statements.

                               UNITED STATIONERS INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share data)
                                    (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                             ------------------------------
                                                 1998             1997
                                             ------------     -------------
Net sales                                    $    712,517     $     635,021

Cost of goods sold                                589,455           526,279
                                             ------------     -------------

Gross profit                                      123,062           108,742

Operating expenses
     Warehousing, marketing and
        administrative expenses                    85,037            76,704
                                             ------------     -------------

Income from operations                             38,025            32,038

Interest expense                                   11,826            14,661
                                             ------------     -------------

Income before income taxes                         26,199            17,377

Income taxes                                       11,108             7,368
                                             ------------     -------------

Net income                                         15,091            10,009

Preferred stock dividends issued and accrued        - -                 455
                                             ------------     -------------

Net income attributable to common
  stockholders                               $     15,091     $       9,554
                                             ------------     -------------
                                             ------------     -------------

Net income per common share                  $       0.94     $        0.78
                                             ------------     -------------
                                             ------------     -------------

Average number of common shares
  outstanding                                      15,995            12,205
                                             ------------     -------------
                                             ------------     -------------

Net income per common share -
  assuming dilution                          $       0.88     $        0.65
                                             ------------     -------------
                                             ------------     -------------

Average number of common shares
  outstanding - assuming dilution                  17,098            14,608
                                             ------------     -------------
                                             ------------     -------------

             See notes to condensed consolidated financial statements.

                      UNITED STATIONERS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (dollars in thousands)
                                    (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                ---------------------------
                                                  1998              1997
                                                ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  15,091        $   10,009
Depreciation and amortization                       7,433             6,534
Transaction costs and other amortization              930             1,179
Changes in operating assets and liabilities        44,046            31,206
                                                ---------       -----------
     Net cash provided by operating activities     67,500            48,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               (3,984)           (1,642)
Proceeds from disposition of property, plant
     and equipment                                      9                30
                                                ---------       -----------
     Net cash used in investing activities         (3,975)           (1,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt                        (29,934)          (29,417)
Net repayments under revolver                     (32,000)          (11,000)
Payment of employee withholding tax related to
    stock option exercises                         (2,571)              - -
Issuance of common shares                             243               - -
Other                                                (126)               66
                                                ---------       -----------
     Net cash used in financing activities        (64,388)          (40,351)
                                                ---------       -----------

Net change in cash and cash equivalents              (863)            6,965
Cash and cash equivalents, beginning of period     12,367            10,619
                                                ---------       -----------
     Cash and cash equivalents, end of period    $ 11,504         $  17,584
                                                ---------       -----------
                                                ---------       -----------

Other Cash Flow Information:
     Cash payments during the three-month
       period for:
     Income taxes paid                         $      742       $       349
     Interest paid                                 10,424             8,340

             See notes to condensed consolidated financial statements.

                   UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 1997. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. These adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented. Certain interim expense and inventory estimates are recognized throughout the year relating to marginal income tax rates, shrinkage, price changes and product mix. Any refinements to these estimates based on actual experience are recorded when known.

2.  OPERATIONS

The Company is a national wholesale distributor of business products. The Company offers approximately 35,000 items from more than 550 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers -- such as computer products resellers, office furniture dealers, mass merchandisers, sanitary supply distributors, warehouse clubs, mail order houses and office products superstores. The Company has a distribution network of 64 Regional Distribution Centers. Through its integrated computer systems, the Company provides a high level of customer service and overnight delivery.

3.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were included in stockholders' equity, to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $14,968,000 and $9,982,000, respectively.

                   UNITED STATIONERS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



4.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                             Three Months Ended
                                                                March 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Numerator:
  Net income                                                $ 15,091   $ 10,009
  Preferred stock dividends                                      - -        455
                                                            --------   --------
  Numerator for basic and diluted earnings per share --
    Net income attributable to common stockholders          $ 15,091   $  9,554
                                                            --------   --------
                                                            --------   --------

Denominator:
  Denominator for basic earnings per share --
    Weighted average shares                                   15,995     12,205


  Effect of dilutive securities:
    Employee stock options                                     1,103      1,001
    Warrants                                                     - -      1,402
                                                            --------   --------

    Dilutive potential common shares                           1,103      2,403
                                                            --------   --------

  Denominator for diluted earnings per share --
      Adjusted weighted average shares
        and assumed conversions                               17,098     14,608
                                                            --------   --------
                                                            --------   --------

Basic earnings per share                                    $   0.94   $   0.78
                                                            --------   --------
                                                            --------   --------

Diluted earnings per share                                  $   0.88   $   0.65
                                                            --------   --------
                                                            --------   --------

                   UNITED STATIONERS INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


5.  SUBSEQUENT EVENTS

Azerty Acquisition

On April 3, 1998, the Company completed the acquisition of all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (collectively, the "Azerty Acquisition"), which together comprised substantially all of the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. (collectively, the "Azerty Business"). The aggregate purchase price paid by the Company for the Azerty Business was approximately $115.1 million (including fees and expenses) following an initial post-closing adjustment, and subject to final audit and review by the Company. The Azerty Business is primarily a specialty wholesaler of computer consumables, peripherals and accessories in the United States and Mexico. It is currently anticipated that the Company's existing Micro United division will be integrated into the Azerty Business.

The purchase price for the Azerty Business was funded from borrowings under the Company's New Credit Facilities (as defined).

The New Credit Facilities

On April 3, 1998, in order to fund the purchase price of the Azerty Business, refinance borrowings under the Company's then-existing senior secured credit facilities, and pay related fees and expenses in connection therewith, the Company amended and restated its existing credit agreement (as amended and restated, the "New Credit Agreement") governing its senior secured credit facilities (the "New Credit Facilities"). The New Credit Facilities initially consisted of a $250.0 million six-year revolving credit facility (the "Revolving Credit Facility"), a $150.0 million six-year tranche A term loan facility (the "Tranche A Term Loan Facility"), and a $100.0 million six and three-quarter year tranche B term loan facility (the "Tranche B Term Loan Facility"). The net proceeds of the Notes Offering (as defined) were used to permanently repay a substantial portion of indebtedness outstanding under the Tranche B Term Loan Facility and the remainder of such facility was permanently repaid with proceeds from the sale of certain receivables, following which the Tranche B Term Loan Facility was terminated. As a result of the early retirement of the Existing Credit Facilities, approximately $9.5 million ($5.7 million net of tax benefit of $3.8 million) of unamortized financing fees will be expensed as a non-cash extraordinary charge during the second quarter of 1998.

Receivables Securitization Program

On April 3, 1998, in connection with the refinancing of its Existing Credit Facilities, the Company entered into a $163.0 million 364-day liquidity facility (the "Receivables Securitization Program"), pursuant to which the Company sells certain of its U.S. dollar trade receivables to a wholly-owned offshore bankruptcy-remote subsidiary of the Company (the "Receivables Company"). The Receivables Company then transfers the Eligible Receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The Company received approximately $160.0 million proceeds from the initial sale of Eligible Receivables on April 3, 1998.

The proceeds to the Company from the Receivables Securitization Program were used to reduce borrowings under the Revolving Credit Facility and a portion of the Tranche B Term Loan Facility.

                   UNITED STATIONERS INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


The Notes Offering

On April 15, 1998, USSC consummated the sale of $100.0 million of its 8.375% Senior Subordinated Notes due 2008 (the "8.375% Notes") in a transaction not subject to the registration requirements of the Securities Act of 1933. The 8.375% Notes were immediately resold by the initial purchasers thereof in reliance on Rule 144A under the Securities Act of 1933. The aggregate net proceeds to the Company (aggregating approximately $97.0 million) from the sale of the 8.375% Notes were used to repay a substantial portion of the indebtedness outstanding under the Tranche B Term Loan Facility.

Computer Services Contract Write-Off

As a condition to the spinoff of ASI from the Wholesale Division of Boise Cascade Office Products Corporation in January 1992, ASI entered into the Computer Services Contract with a third party service provider to perform certain computer services.

Upon completion of the systems integration between USSC and ASI, increasing differences in the operating processes and technical environment between the Company and the third-party service provider became evident. The Computer Services Contract was modified to allow the Company, at its discretion, not to perform any processing at the third-party service provider's facilities. Accordingly, the related fees were reduced. Payments made to the third-party service provider subsequent to this final renegotiation were effectively for disaster recovery purposes only. The Company has recently consolidated its disaster recovery services under an agreement with another third-party service provider. In May 1998, the Company completed an assessment of the future utility of the Computer Services Contract. Based upon such assessment, the Company has determined that it is no longer feasible to use the prior third-party service provider for disaster recovery purposes.

In May 1998, the Company will write off the remaining term of the Computer Services Contract. As a result, the Company will record a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million), which includes a $2.6 million prepaid expense and $11.3 million of future payments.

                   UNITED STATIONERS INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)



6.  REVIEW

Ernst & Young LLP, independent public accountants, have reviewed the condensed consolidated balance sheet of the Company as of March 31, 1998 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. Since they did not perform an audit, they express no opinion on these statements. They have previously audited the consolidated balance sheet of the Company as of December 31, 1997 from which the condensed consolidated balance sheet as of that date has been derived. The Independent Accountant's Review Report has been included in this filing.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comments on Forward Looking Information
---------------------------------------

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

First Quarter Ended March 31, 1998 compared with the
First Quarter Ended March 31, 1997
----------------------------------------------------

NET SALES. Net sales were $712.5 million in the first quarter of 1998, a 12.2% increase over net sales of $635.0 million in the first quarter of 1997. However, the first quarter of 1998 benefited from the timing of the Easter holiday that occurred in the first quarter of 1997. Excluding this effect, sales would have increased approximately 11%. The Company experienced sales strength in all geographic regions and across all product categories.

United Stationers' strategy is to create value in the supply chain for both resellers and manufacturers. By reducing the overall cost of distribution, the Company believes its role as a wholesaler will continue to expand and that it can achieve above industry-average growth rates.

The Company believes that it has the opportunity to capture a portion of the sales of business products currently sold directly by manufacturers to resellers without wholesaler involvement. Currently, only approximately 20% of manufacturers' shipments of business products move through wholesalers. The Company believes that as resellers intensify their focus on asset management, return on investment and inventory efficiency, they will continue de-stocking and increasingly rely on United Stationers' products and services to meet end-user requirements for a high order fill rate on a broad product assortment available on an overnight basis.

The Company plans to continue to expand its customer base by: (i) maintaining and building its business with commercial dealers and contract stationers;
(ii) developing additional programs for marketing and buying groups; (iii) continuing to focus on complementary markets, including specialty dealers; and (iv) expanding geographically, both within the United States and, potentially, internationally.

The Company plans to expand its product line. These plans include developing its newer product categories, such as office furniture, computer supplies and peripherals, facilities management supplies and janitorial and sanitation supplies as well as potentially offering new products or services. The Company also plans to continue to expand its line of private brand products.

The Company believes that its various products and services are complementary and that there are significant opportunities to cross-sell to existing customers. By implementing this strategy, management believes the Company can enhance sales as resellers purchase a broader selection of products offered by the Company, thereby reducing end-user procurement costs and enhancing reseller profitability.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter Ended March 31, 1998 compared with the
First Quarter Ended March 31, 1997 (continued)
----------------------------------------------------

The Company intends to continue to invest in information systems enhancements and customer interfaces that management believes will allow it to capture a growing percentage of its customers' business. In addition, as the Internet becomes increasingly important as a marketing channel, the Company is positioned to participate in this trend with direct, on-line access by its resellers to its 35,000 SKU general line catalog.

The Company believes it can enhance its growth by continuing to make strategic acquisitions. For example, the acquisition of Lagasse Bros., Inc. ("Lagasse") in 1996 substantially increased the Company's position in the janitorial and sanitation supplies product category. The Azerty Acquisition also will expand its product offerings and will make the Company one of the largest distributors of computer consumable supplies in the United States. The Company intends to continue, from time to time, to pursue acquisitions that expand its customer base, increase its geographic reach and/or broaden its product offering.

GROSS PROFIT. Gross profit as a percent of net sales of 17.2% in the first quarter of 1998 was up from 17.1% in the comparable period of 1997.

OPERATING EXPENSES. Operating expenses as a percent of net sales decreased to 11.9% in the first quarter of 1998 from 12.1% in the first quarter of 1997. The reduction in operating expenses as a percent of net sales is primarily due to the leveraging of fixed expenses on a higher sales base.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales increased to 5.3% in the first quarter of 1998 from 5.0% in the first quarter of 1997.

INTEREST EXPENSE. Interest expense as a percent of net sales was 1.7% in the first quarter of 1998, compared with 2.3% in the comparable period in 1997. In addition to the impact of leveraging such expense against a higher sales base, this reduction also reflects the prepayment of $50.0 million of 12.75% senior subordinated notes and $15.5 million of term loans during the fourth quarter of 1997 with a portion of the net proceeds from the October 1997 equity offering.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes as a percent of net sales was 3.6% in the first quarter of 1998, compared with 2.7% in the first quarter of 1997.

NET INCOME. Net income before preferred stock dividends was $15.1 million in the first quarter of 1998, compared with $10.0 million in the first quarter of 1997.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net income attributable to common stockholders was $15.1 million in the first quarter of 1998, compared with $9.6 million in the first quarter of 1997.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

As of March 31, 1998, the credit facilities under the Amended and Restated Credit Agreement (the "Credit Agreement") consisted of $119.0 million of term loan borrowings (the "Term Loan Facilities"), and $224.0 million of borrowings under a $325.0 million revolving credit facility (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 12.75% Senior Subordinated Notes due 2005, $29.8 million of industrial revenue bonds and a $2.0 million mortgage.

The Term Loan Facilities consist of a $76.7 million tranche A term loan facility (the "Tranche A Facility") and a $42.3 million tranche B term loan facility (the "Tranche B Facility"). On March 31, 1998, principal payments of $15.8 million and $8.7 million were paid from Excess Cash Flow (as defined in the Credit Agreement) for the Tranche A and Tranche B Facilities, respectively.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of March 31, 1998, the Company was in compliance with all covenants contained in the Credit Agreement.

Management believes that the Company's cash on hand, anticipated funds generated from operations and available borrowings under the New Credit Facilities (as defined), will be sufficient to meet the short-term (less than twelve months) and long-term operating and capital needs of the Company as well as to service its debt in accordance with its terms. There is, however, no assurance that this will be accomplished.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The New Credit Agreement (as defined), 8.375% Notes Indenture (as defined) and the 12.75% Notes Indenture (as defined) contain restrictions on the ability of USSC to transfer cash to United.

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                For the Three Months
                                                   Ended March 31,
                                               ---------------------
                                                 1998          1997
                                               -------       -------
                                               (dollars in thousands)
Net cash provided by operating activities      $67,500       $48,928
Net cash used in investing activities           (3,975)       (1,612)
Net cash used in financing activities          (64,388)      (40,351)

Net cash provided by operating activities during the first three months of 1998 increased to $67.5 million from $48.9 million in the comparable prior-year period. This increase was due to higher net income, a decrease in accounts receivable and a decrease in inventory, only partially offset by a decrease in accrued liabilities.

Net cash used in investing activities during the first three months of 1998 was $4.0 million compared with $1.6 million used in the first three months of 1997. The increase in cash used was due solely to an increase in capital investments during 1998.

Net cash used in financing activities during the first three months of 1998 was $64.4 million compared with $40.4 million for the first three months of 1997. This increase was due primarily to the reduction of debt due to lower working capital requirements.




New Credit Facilities

On April 3, 1998, USSC entered into the New Credit Agreement with United as guarantor, The Chase Manhattan Bank, as agent, and a group of banks and financial institutions (including Chase, the "Senior Lenders"). The following is a summary of the principal terms of the New Credit Agreement which summary does not purport to be complete and is subject, and is qualified in its entirety by reference to all the provisions of the New Credit Agreement, as it may be further amended from time to time, a copy of which is available upon request to the Company.

The New Credit Agreement provides for the funding of the Azerty Acquisition, the refinancing of certain existing indebtedness and for other general corporate purposes of the Company and its subsidiaries. The New Credit Facilities under the New Credit Agreement consist of $150.0 million of borrowings pursuant to the Tranche A Term Loan Facility and commitments of up to $250.0 million of revolving loan borrowings pursuant to the Revolving Credit Facility (including a sublimit of $90.0 million under the Revolving Credit Facility for letters of credit). A portion of the Revolving Credit Facility is allocated for swingline loans. The New Credit Facilities also included borrowings of $100.0 million under the Tranche B Term Loan Facility. A substantial portion of the Tranche B Term Loan Facility was repaid with the net proceeds from the Notes Offering. The remainder of the Tranche B Term Loan Facility was permanently repaid with proceeds from the sale of certain receivables under the Receivables Securitization Program.

The loans under the Tranche A Term Loan Facility and the Revolving Credit Facility generally bear interest as determined within a set range with the rate based on the ratio of total debt (which excludes the face amount of any undrawn letters of credit) of United and its subsidiaries to EBITDA (as defined in the New Credit Agreement). The Tranche A Term Loan Facility and the Revolving Credit Facility bear interest, at the option of the Company and based upon financial performance, at the base rate (i.e., the higher of the prime rate or federal funds plus 0.50%) plus 0% to 0.75% or London Interbank Offered Rate ("LIBOR") plus 1.00% to 2.00%.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)
-------------------------------------------

As of the date of this filing, the outstanding principal balance of the Tranche A Term Loan Facility consists of $150.0 million and matures on or about March 31, 2004, and no amount of the Tranche B Term Loan Facility remained outstanding, which had been scheduled to mature on or about
December 31, 2004. The term loans under the Tranche A Term Loan Facility are repayable in consecutive quarterly installments commencing on or about June 30, 1998, the first four of which are each in the amount of $2.5 million, the next four of which are each in the amount of $3.75 million, the next four of which are each in the amount of $6.25 million, the next four of which are each in the amount of $7.5 million and the last eight of which are each in the amount of $8.75 million.

Loans under the Tranche A Term Loan Facility and the Revolving Credit Facility may be prepaid at any time, and are subject to certain mandatory prepayments out of (i) net proceeds received from the issuance of equity by United or any of its subsidiaries subject to certain exceptions provided in the New Credit Agreement, (ii) net proceeds from certain asset sales in excess of $15.0 million, (iii) 50% of the Company's Excess Cash Flow
(as defined in the New Credit Agreement) for any fiscal year (commencing with the fiscal year ending December 31, 1998), but only if the Debt to Cash
Flow Ratio (as defined in the New Credit Agreement) as of the last day of the fiscal year is greater than 3.75 to 1, (iv) net proceeds received from casualty events subject to certain exceptions provided within the New Credit Agreement and (v) net proceeds received from certain debt issuances. Prepayments under the Tranche A Term Loan Facility will be applied pro rata to the remaining installments due under the Tranche A Term Loan
Facility and, next, to the permanent reduction of commitments (and the payment of loans outstanding) under the Revolving Credit Facility.

The Tranche A Term Loan Facility and the Revolving Credit Facility are guaranteed, on a joint and several basis, by the Company and all of the direct and indirect domestic subsidiaries of USSC.

The Tranche A Term Loan Facility and the Revolving Credit Facility are secured by perfected first priority pledges of the stock of the Company, all of the stock of the domestic direct and indirect subsidiaries of the Company and certain of the stock of all of the foreign direct and indirect subsidiaries (other than the Receivables Company) of the Company and security interests in, and liens upon, certain accounts receivable, inventory, contract rights and other personal and certain real property of the Company and its domestic subsidiaries. The New Credit Agreement provides for the complete release, upon request by the Company, of the liens upon achievement of an investment grade rating from S&P or Moody's for the unsecured long-term debt of United or the Company for any quarter, and a partial release in the event the Leverage Ratio (as defined in the New Credit Agreement) is less than or equal to 3 to 1. The Majority Lenders (as defined in the New Credit Agreement) may request that the security interests be regranted if the Leverage Ratio for any subsequent quarter exceeds 3 to 1. In addition, the New Credit Agreement permits the release of the Senior Lenders' lien in connection with the sale of specified receivables under the Receivables Securitization Program.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)
-------------------------------------------

The New Credit Agreement contains certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur indebtedness or liens, pay dividends or make other payments in respect of capital stock or subordinated indebtedness, make investments or other acquisitions, engage in mergers or consolidations, engage in transactions with affiliates, and engage in any business other than specified businesses. In addition, the New Credit Agreement requires the Company to comply with certain financial ratios and tests, including ratios of total debt to EBITDA, cash flow to fixed charges, and EBITDA to interest expense, and a minimum net worth test.

12.75% Notes

The 12.75% Notes were originally issued on May 3, 1995 pursuant to the 12.75% Notes Indenture. As of the date hereof, the aggregate outstanding principal amount of the 12.75% Notes was $100.00 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

In addition, the 12.75% Notes are redeemable at the option of USSC at any time on or after May 1, 2000, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):


                                                            Redemption
Year Beginning May 1                                           Price
--------------------                                        ----------
2000 ......................................................   106.375%
2001 ......................................................   104.781%
2002 ......................................................   103.188%
2003 ......................................................   101.594%

and thereafter at 100.0% of the principal amount, in each case together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control (which term includes the acquisition by any person or group of more than 50% of the voting power of the outstanding common stock of either the Company or USSC or certain significant changes in the composition of the Board of Directors of either the Company or USSC), USSC shall be obligated to offer to redeem all or a portion of each holder's 12.75% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of such redemption. Such obligation, if it arose, could have a material adverse effect on the Company.

The 12.75% Notes Indenture governing the 12.75% Notes contains certain covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, transactions with affiliates, the existence of liens, disposition of proceeds of asset sales, the making of guarantees by restricted subsidiaries, transfer and issuances of stock of subsidiaries, the imposition of certain payment restrictions on restricted subsidiaries and certain mergers and sales of assets.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (Continued)
-------------------------------------------

8.375% Notes

The 8.375% Notes were issued on April 15, 1998 pursuant to the 8.375% Notes Indenture. As of the date hereof, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic subsidiaries that incur Indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

The 8.375% Notes Indenture provides that, prior to April 15, 2001, USSC may redeem, at its option, up to 35% of the aggregate principal amount of the 8.375% Notes within 180 days following one or more Public Equity Offerings (as defined in the 8.375% Notes Indenture) with the net proceeds of such offerings at a redemption price equal to 108.375% of the principal amount thereof, together with accrued and unpaid interest and Additional Amounts (as defined in the 8.375% Notes Indenture), if any, to the date of redemption; provided that immediately after giving effect to each such redemption, at least 65% of the aggregate principal amount of the 8.375% Notes remain outstanding after giving effect to such redemption.

In addition, the 8.375% Notes are redeemable at the option of USSC at any time on or after April 15, 2003, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):

                                                             Redemption
Year Beginning May 1                                           Price
--------------------                                         ----------
2003 .......................................................  104.188%
2004 .......................................................  102.792%
2005 .......................................................  101.396%
2006 .......................................................  100.000%

and thereafter at 100.000% of the principal amount, in each case together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control (which term includes the acquisition by any person or group of more than 50% of the voting power of the outstanding common stock of either the Company or USSC or certain significant changes in the composition of the Board of Directors of either the Company or USSC), USSC shall be obligated to offer to redeem all or a portion of each holder's 8.375% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of such redemption. Such obligation, if it arose, could have a material adverse effect on the Company.

The 8.375% Notes Indenture governing the 8.375% Notes contains certain covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, transactions with affiliates, the existence of liens, disposition of proceeds of asset sales, the making of guarantees by restricted subsidiaries, transfer and issuances of stock of subsidiaries, the imposition of certain payment restrictions on restricted subsidiaries and certain mergers and sales of assets. In addition, the 8.375% Notes Indenture provides for the issuance thereunder of up to $100.0 million aggregate principal amount of additional 8.375% Notes having substantially identical terms and conditions to the 8.375% Notes, subject to compliance with the covenants contained in the 8.375% Notes Indenture, including compliance with the restrictions contained in the 8.375% Notes Indenture relating to incurrence of indebtedness.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)
------------------------------------------

Receivables Securitization Program

On April 3, 1998, in connection with the refinancing of its Existing Credit Facilities, the Company entered into the $163.0 million 364-day Receivables Securitization Program pursuant to which the Company sells its Eligible Receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the Receivables Company, a wholly-owned offshore, bankruptcy-remote special purpose limited liability company, which in turn ultimately transfers the Eligible Receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those Eligible Receivables that were existing on the closing date of the Receivables Securitization Program, but also Eligible Receivables created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain Eligible Receivables on April 3, 1998.

The Chase Manhattan Bank acts as funding agent and, together with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the Eligible Receivables transferred to the third party. The Receivables Securitization Program carries an effective interest rate of LIBOR plus 0.37%. As a result of the Receivables Securitization Program, actual balance sheet assets of the Company as of March 31, 1998 of approximately $160.0 million, consisting of accounts receivable, have been sold to the Receivables Company and do not secure the Company's obligations under the New Credit Facilities.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 1   LEGAL PROCEEDINGS

         Not applicable


ITEM 2   CHANGES IN SECURITIES

         Not applicable


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


ITEM 5   OTHER INFORMATION

         Not applicable


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit
              Number
             -------
                2      Not applicable
               10.1    Certificate of Insurance covering directors' and
                       officers' liability insurance effective April 1, 1998
                       through April 1, 2000.
               11      Not applicable
               15.1    Letter regarding unaudited interim financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27.1    Financial Data Schedule--United Stationers Inc.
               27.2    Financial Data Schedule--United Stationers Supply Co.
               99      Not applicable

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED STATIONERS INC.
                                    UNITED STATIONERS SUPPLY CO.
                                  --------------------------------
                                            (Registrant)



Date:   May 8, 1998                  /s/  Daniel H. Bushell
                                       ----------------------------
                                       Daniel H. Bushell
                                       Executive Vice President and
                                       Chief Financial Officer

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS




         (a)  Exhibit
              Number
             -------
                2      Not applicable
               10.1    Certificate of Insurance covering directors' and
                       officers' liability insurance effective April 1, 1998
                       through April 1, 2000.
               11      Not applicable
               15.1    Letter regarding unaudited interim financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27.1    Financial Data Schedule--United Stationers Inc.
               27.2    Financial Data Schedule--United Stationers Supply Co.
               99      Not applicable