Form 10-Q
period 1998-06-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1998-08-14
CIK 355999, 945633

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC   20549

                                     FORM 10-Q


(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended June 30, 1998
                              -------------

                                       OR

   /  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _________________ to __________________

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


              United Stationers Inc.:        Yes  (X)   No  (  )
              United Stationers Supply Co.:  Yes  (X)   No  (  )


On July 30, 1998, United Stationers Inc. had outstanding 18,334,548 shares of Common Stock, par value $0.10 per share. On July 30, 1998, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                 ---------------------------------------------


                                    INDEX
                                    -----

PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----
    IMPORTANT EXPLANATORY NOTE                                                1

    Independent Accountants' Review Report                                    2

    Condensed Consolidated Balance Sheets as of
       June 30, 1998 and December 31, 1997                                    3

    Condensed Consolidated Statements of Income
       for the Three Months and Six Months
       ended June 30, 1998 and 1997                                           4

    Condensed Consolidated Statements of Cash Flows
       for the Six Months ended June 30, 1998 and 1997                        6

    Notes to Condensed Consolidated Financial Statements                      7

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         13

PART II - OTHER INFORMATION                                                  18
---------------------------

SIGNATURE                                                                    20
---------

INDEX TO EXHIBITS                                                            21
-----------------

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

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT






The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                       /s/Ernst & Young LLP


Chicago, Illinois
July 28, 1998

                    UNITED STATIONERS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                          (Unaudited)        (Audited)
                                                                            June 30,        December 31,
                                                                              1998             1997
                                                                          -----------       -----------
ASSETS
  Current assets:
    Cash and cash equivalents                                               $   21,727      $   12,367
    Accounts receivable, net (see Note 7)                                      169,357         311,920
    Inventories                                                                498,300         511,555
    Other current assets                                                        16,730          14,845
                                                                          -----------       -----------
           Total current assets                                                706,114         850,687

  Property, plant and equipment, net                                           163,081         164,543

  Goodwill, net                                                                183,631         111,852
  Other                                                                         17,973          20,939
                                                                          -----------       -----------
           Total assets                                                     $1,070,799      $1,148,021
                                                                          -----------       -----------
                                                                          -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                        $  270,394      $  236,475
    Accrued liabilities                                                         99,087         118,496
    Current maturities of long-term debt                                         5,233          44,267
                                                                          -----------       -----------
           Total current liabilities                                           374,714         399,238

  Deferred income taxes                                                         22,688          19,383
  Long-term obligations                                                        345,178         506,092
                                                                          -----------       -----------
           Total liabilities                                                   742,580         924,713

  Stockholders' equity:
    Common stock, $0.10 par value; 40,000,000 authorized;
      18,326,449 and 15,905,273, respectively, issued and outstanding            1,832           1,591


    Additional paid-in capital                                                 301,300         213,042

    Retained earnings                                                           25,087           8,675
                                                                          -----------       -----------
           Total stockholders' equity                                          328,219         223,308
                                                                          -----------       -----------
           Total liabilities and stockholders' equity                       $1,070,799      $1,148,021
                                                                          -----------       -----------
                                                                          -----------       -----------

          See notes to condensed consolidated financial statements.

                    UNITED STATIONERS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                       ------------------------
                                                         1998           1997
                                                       --------        --------
Net sales                                              $751,966        $610,041

Cost of goods sold                                      626,076         505,307
                                                       --------        --------

Gross profit                                            125,890         104,734
                                                       --------        --------
Operating expenses:

   Warehousing, marketing and
      administrative expenses                            87,579          73,730

   Non-recurring charge (see Note 10)                    13,852            --
                                                       --------        --------
Total operating expenses                                101,431          73,730
                                                       --------        --------
Income from operations                                   24,459          31,004

Interest expense                                          9,516          13,867

Other expense (see Note 7)                                2,386            --
                                                       --------        --------

Income before income taxes and extraordinary item        12,557          17,137

Income taxes                                              5,328           7,267
                                                       --------        --------

Income before extraordinary item                          7,229           9,870

Extraordinary item, loss on early retirement of
  debt, net of tax benefit of $3,971                     (5,907)           --
                                                       --------        --------

Net income                                                1,322           9,870

Preferred stock dividends issued and accrued               --               462
                                                       --------        --------

Net income attributable to common stockholders         $  1,322        $  9,408
                                                       --------        --------
                                                       --------        --------

Net income per common share:

   Income before extraordinary item                    $   0.44        $   0.77

   Extraordinary item                                     (0.36)           --
                                                       --------        --------
   Net income per share                                $   0.08        $   0.77
                                                       --------        --------
                                                       --------        --------

   Average number of common shares outstanding           16,499          12,205

Net income per common share - assuming dilution:

   Income before extraordinary item                    $   0.42        $   0.64

   Extraordinary item                                     (0.34)           --
                                                       --------        --------
   Net income per share                                $   0.08        $   0.64
                                                       --------        --------
                                                       --------        --------

   Average number of common shares outstanding -
     assuming dilution                                   17,365          14,637

          See notes to condensed consolidated financial statements.

                    UNITED STATIONERS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                              (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                       ---------------------------
                                                          1998             1997
                                                       ----------       ----------
Net sales                                              $1,464,483       $1,245,062

Cost of goods sold                                      1,215,531        1,031,586
                                                       ----------       ----------

Gross profit                                              248,952          213,476

Operating expenses:
   Warehousing, marketing and
      administrative expenses                             172,616          150,434
   Non-recurring charge (see Note 10)                      13,852               --
                                                       ----------       ----------
Total operating expenses                                  186,468          150,434
                                                       ----------       ----------

Income from operations                                     62,484           63,042

Interest expense                                           21,342           28,528

Other expense (see Note 7)                                  2,386               --
                                                       ----------       ----------

Income before income taxes and extraordinary item          38,756           34,514

Income taxes                                               16,436           14,635
                                                       ----------       ----------

Income before extraordinary item                           22,320           19,879

Extraordinary item, loss on early retirement of
   debt, net of tax benefit of $3,971                      (5,907)              --
                                                       ----------       ----------
Net income                                                 16,413           19,879

Preferred stock dividends issued and accrued                   --              917
                                                       ----------       ----------
Net income attributable to common stockholders         $   16,413       $   18,962
                                                       ----------       ----------
                                                       ----------       ----------
Net income per common share:

   Income before extraordinary item                    $     1.37       $     1.55
   Extraordinary item                                       (0.36)            --
                                                       ----------       ----------
   Net income per share                                $     1.01       $     1.55
                                                       ----------       ----------
                                                       ----------       ----------

   Average number of common shares outstanding             16,249           12,205

Net income per common share - assuming dilution:

   Income before extraordinary item                    $     1.29       $     1.30
   Extraordinary item                                       (0.34)           --
                                                       ----------       ----------
   Net income per share                                $     0.95       $     1.30
                                                       ----------       ----------
                                                       ----------       ----------
   Average number of common shares outstanding -
     assuming dilution                                     17,259           14,624

          See notes to condensed consolidated financial statements.

                    UNITED STATIONERS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 -----------------------
                                                                    1998          1997
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  16,413      $ 19,879
Depreciation and amortization                                       14,278        13,581
Amortization of capitalized financing costs                          1,326         2,269
Extraordinary item - early retirement of debt                        9,877            --
Changes in operating assets and liabilities (see Note 7)           222,703        57,175
                                                                 ---------      ---------
     Net cash provided by operating activities                     264,597        92,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (8,500)       (4,482)
Proceeds from disposition of property, plant
   and equipment                                                        20            31
Acquisition of Azerty, Inc., net of cash acquired of $2,575       (115,740)           --
                                                                 ---------      ---------
     Net cash used in investing activities                        (124,220)       (4,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement and principal payments of debt                         (547,585)      (34,808)
Borrowings under financing agreements                              350,000            --
Net repayments under revolver                                      (11,000)      (46,000)
Issuance of common shares                                           97,024            --
Payment of employee withholding tax related to
  stock option exercises                                           (14,411)           --
Financing costs                                                     (4,526)           --
Other                                                                 (519)           49
                                                                 ---------      ---------
     Net cash used in financing activities                        (131,017)      (80,759)
                                                                 ---------      ---------

Net change in cash and cash equivalents                              9,360         7,694
Cash and cash equivalents, beginning of period                      12,367        10,619
                                                                 ---------      ---------
Cash and cash equivalents, end of period                         $  21,727      $ 18,313
                                                                 ---------      ---------
                                                                 ---------      ---------

Other Cash Flow Information:
   Cash payments during the six months for:
     Income taxes paid                                           $  16,993      $  8,936
     Interest paid                                                  19,553        24,007

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


2.   OPERATIONS

The Company is a national wholesale distributor of business products. The Company offers approximately 35,000 items from more than 550 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers -- such as computer products resellers, office furniture dealers, mass merchandisers, sanitary supply distributors, warehouse clubs, mail order houses and office products superstores. The Company has a distribution network of 40 business products distribution centers, 19 janitorial and sanitation distribution centers and 5 computer consumables distribution centers. In addition to its broad product offering, the Company provides value-added marketing and logistics services for both manufacturers and resellers.


3.   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were included in stockholders' equity, to be included in other comprehensive income.

For the three-month and six-month periods ended June 30, 1998 and 1997, total comprehensive income amounted to $931,300, $8,936,300, $15,899,000 and $18,918,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                     --------------------    --------------------
                                                       1998        1997        1998        1997
                                                     --------    --------    --------    --------
NUMERATOR:
   Income before extraordinary item                  $ 7,229     $ 9,870     $22,320     $19,879
   Extraordinary item                                 (5,907)         --      (5,907)         --
                                                     --------    --------    --------    --------
   Net income                                          1,322       9,870      16,413      19,879
   Preferred stock dividends issued and accrued           --         462          --         917
                                                     --------    --------    --------    --------
   Net income attributable to common
     stockholders                                    $ 1,322     $ 9,408     $16,413     $18,962
                                                     --------    --------    --------    --------
                                                     --------    --------    --------    --------

DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average shares                          16,499      12,205      16,249      12,205

   Effect of dilutive securities:
     Employee stock options                              866       1,029       1,010       1,016
     Warrants                                             --       1,403          --       1,403
                                                     --------    --------    --------    --------

     Dilutive potential common shares                    866       2,432       1,010       2,419
                                                     --------    --------    --------    --------

   Denominator for diluted earnings per share -
     Adjusted weighted average shares
       and assumed conversions                        17,365      14,637      17,259      14,624
                                                     --------    --------    --------    --------
                                                     --------    --------    --------    --------

Earnings per common share:
   Basic
   Income before extraordinary item                 $   0.44     $  0.77    $   1.37     $  1.55
   Extraordinary item                                  (0.36)         --       (0.36)         --
                                                     --------    --------    --------    --------
   Net income per share                             $   0.08     $  0.77    $   1.01     $  1.55
                                                     --------    --------    --------    --------
                                                     --------    --------    --------    --------

   Diluted
   Income before extraordinary item                 $   0.42     $  0.64    $   1.29     $  1.30
   Extraordinary item                                  (0.34)         --       (0.34)         --
                                                     --------    --------    --------    --------
   Net income per share                             $   0.08     $  0.64    $   0.95     $  1.30
                                                     --------    --------    --------    --------
                                                     --------    --------    --------    --------

                                       -8-

                    UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.   AZERTY ACQUISITION

On April 3, 1998, the Company completed the acquisition of all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (collectively, the "Azerty Acquisition"), which together comprised substantially all of the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. (collectively, the "Azerty Business"). The aggregate purchase price paid by the Company for the Azerty Business was approximately $115.7 million (including fees and expenses) following an initial post-closing adjustment, and subject to final audit and review by the Company. The purchase price for the Azerty Business was funded from borrowings under the Company's New Credit Facilities (as defined). The Azerty Business is primarily a specialty wholesaler of computer consumables, peripherals and accessories in the United States and Mexico. The Company's existing Micro United division will be integrated into the Azerty Business.

6.   THE NEW CREDIT FACILITIES

On April 3, 1998, in order to fund the purchase price of the Azerty Business, refinance borrowings under the Company's then-existing senior secured credit facilities, and pay related fees and expenses in connection therewith, the Company amended and restated its existing credit agreement (as amended and restated, the "New Credit Agreement") governing its senior secured credit facilities (the "New Credit Facilities"). The New Credit Facilities consisted initially of a $250.0 million six-year revolving credit facility (the "Revolving Credit Facility"), a $150 million six-year tranche A term loan facility (the "Tranche A Term Loan Facility"), and a $100.0 million six and three-quarter year tranche B term loan facility (the "Tranche B Term Loan Facility"). The net proceeds of the Notes Offering (as defined) were used to permanently repay a substantial portion of indebtedness outstanding under the Tranche B Term Loan Facility and the remainder of such facility was permanently repaid with proceeds from the sale of certain receivables, following which the Tranche B Term Loan Facility was terminated. As a result of the early retirement of the Existing Credit Facilities, approximately $9.9 million ($5.9 million net of tax benefit of $4.0 million) of unamortized financing fees were recorded as a non-cash extraordinary charge during the second quarter of 1998.


7.   RECEIVABLES SECURITIZATION PROGRAM

On April 3, 1998, in connection with the refinancing of its Existing Credit Facilities, the Company entered into a $163.0 million 364-day liquidity facility (the "Receivables Securitization Program"), pursuant to which the Company sells certain of its U.S. dollar trade receivables to a wholly-owned offshore bankruptcy-remote subsidiary of the Company (the "Receivables Company"). The Receivables Company then transfers the Eligible Receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. Costs related to this facility vary on a monthly basis and are generally related to certain interest rates. These costs are included in other expense.

The condensed consolidated balance sheet at June 30, 1998 and the condensed consolidated statement of cash flows for the six months ended June 30, 1998 reflect the sale of approximately $159.0 million in trade accounts receivable. The proceeds to the Company were used to reduce borrowings under the New Credit Facilities.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


8.   THE NOTES OFFERING

On April 15, 1998, USSC consummated the sale of $100.0 million of its 8.375% Senior Subordinated Notes due 2008 (the "8.375% Notes"). The aggregate net proceeds to the Company (aggregating approximately $97.0 million) from the sale of the 8.375% Notes were used to repay a substantial portion of indebtedness outstanding under the Tranche B Term Loan Facility.

9.   JUNE EQUITY OFFERING

In June 1998, United completed an offering of 2,005,507 shares of Common Stock (the "June Equity Offering"), consisting of 1,500,000 primary shares sold by United, and 505,507 secondary shares sold by certain selling stockholders. The aggregate net proceeds to United of approximately $77.1 million were delivered to USSC and used to repay a portion of indebtedness under the Tranche A Term Loan Facility which caused a permanent reduction of the amount borrowable thereunder.

United did not receive any of the proceeds from the sale of the 505,507 shares of Common Stock offered by the selling stockholders, other than an aggregate of approximately $6.4 million paid by the selling stockholders upon exercise of employee stock options in connection with the June Equity Offering, which were delivered to USSC and applied to the repayment of indebtedness under the New Credit Facilities.

Subsequent to the closing of the June Equity Offering, the underwriters for the offering exercised an overallotment option to purchase an additional 200,000 shares from United (the "Additional Shares"). The net proceeds to United of approximately $10.3 million from the sale of Additional Shares were delivered to USSC and used to repay an additional portion of the indebtedness outstanding under the Tranche A Term Loan Facility.

10.  COMPUTER SERVICES CONTRACT WRITE-OFF -- NON RECURRING CHARGE

Associated Stationers, Inc. ("ASI") entered into a Computer Services Contract with a third-party service provider to perform certain computer services.

Upon completion of the systems integration between USSC and ASI, increasing differences in the operating processes and technical environment between the Company and the third party service provider became evident. The Computer Services Contract was modified to allow the Company, at its discretion, not to perform any processing at the third-party service provider's facilities. Accordingly, the related fees were reduced. Payments made to the third-party service provider subsequent to this final renegotiation were effectively for disaster recovery purposes only. The Company has recently consolidated its disaster recovery services under an agreement with another third-party service provider. In May 1998, the Company completed an assessment of the future utility of the Computer Services Contract. Based upon such assessment, the Company has determined that it is no longer feasible to use the prior third-party service provider for disaster recovery purposes.

During the second quarter, the Company wrote off the remaining term of the Computer Services Contract. As a result, the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million), which includes a $2.6 million prepaid expense and $11.3 million of future payments.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


11.  SUMMARIZED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

Azerty Incorporated, Positive ID Wholesale Inc., and AP Support Services Incorporated (collectively, the "Azerty Guarantor Subsidiaries") and Lagasse Bros., Inc. ("Lagasse") guarantee the 8.375% Senior Subordinated Notes due 2008 (the "Notes") issued by United Stationers Supply Co. ("USSC"). The Azerty Guarantor Subsidiaries and Azerty de Mexico, S.A. de C.V. (collectively, the "Azerty Business") were acquired on April 3, 1998.

Set forth below is summarized combined financial data for Lagasse and the Azerty Business (subsequent to its acquisition by USSC). Summarized combined financial data as of June 30, 1998 and for the three months then ended reflects both Lagasse and the Azerty Business. The summarized combined income statement data for the six months ended June 30, 1998 reflects the operations of Lagasse for the six-month period and the Azerty Business for the three months ended June 30, 1998. Summarized financial data as of December 31, 1997 and for the three and six-month period ended June 30, 1997 reflect Lagasse only.

                                                 As of          As of
                                                June 30,     December 31,
                                                 1998           1997
                                                --------     ------------
     Balance Sheet Data:
       Current assets                           $130,562        $29,731
       Total assets                              247,882         68,766
       Current liabilities                        70,122         13,564
       Total liabilities                          72,532         18,490

                                Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                ------------------   ------------------
                                  1998       1997      1998      1997
                                --------   -------   --------   -------
     Income Statement Data:
       Net sales                $121,447   $23,513   $148,372   $45,489
       Gross margin               12,933     4,251     18,006     8,170
       Operating income            4,370     2,086      6,525     3,912
       Net income                  2,104     1,166      3,176     2,147

Set forth below is summarized combined financial data for the Azerty Business for periods prior to its acquisition by USSC.

                                                              As of
                                                           December 31,
                                                               1997
                                                           ------------
     Balance Sheet Data:
       Current assets                                       $ 83,986
       Total assets                                          105,993
       Current liabilities                                    51,678
       Total liabilities                                      74,460

                    UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 Three Months      Three Months     Six Months
                                    Ended             Ended           Ended
                                March 31, 1998    June 30, 1997    June 30, 1997
                                --------------    -------------    -------------
Income Statement Data:
   Net sales                       $99,723           $88,870         $177,237
   Gross margin                      8,673             7,561           15,538
   Operating income                  2,454             2,577            5,259
   Net income                        1,147             1,393            2,758

                    UNITED STATIONERS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMMENTS ON FORWARD LOOKING INFORMATION

With the exception of statements with regard to historical matters, the matters discussed in this Form 10-Q contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. Such risks and uncertainties include, but are not limited to, the highly-competitive environment in which the company operates, the integration of acquisitions, changes in end-users' traditional demands for business products, reliance by the company on certain key suppliers, and the effects on the Company of fluctuations in manufacturers' pricing and general economic conditions. A description of these factors, as well as other factors which could affect the Company's business, is set forth in filings by the Company with the Securities and Exchange Commission, including the Company's Prospectus dated June 10, 1998.

NET SALES. Net sales were $752.0 million in the second quarter of 1998, a 23.3% increase over net sales of $610.0 million in the second quarter of 1997. The Company experienced sales strength in all geographic regions and across all product categories. Organic sales (excluding the impact of acquisitions) in the second quarter of 1998 increased by 8.3%.

United Stationers' strategy is to create value in the supply chain for both resellers and manufacturers. By reducing the overall cost of distribution, the Company believes its role as a wholesaler will continue to expand and that it can achieve above industry-average growth rates.

The Company believes that it has the opportunity to capture a portion of the sales of business products currently sold directly by manufacturers to resellers without wholesaler involvement. Currently, approximately 20% of manufacturers' shipments of business products move through wholesalers. The Company believes that as resellers intensify their focus on asset management, return on investment and inventory efficiency, they will continue de-stocking and increasingly rely on United Stationers' products and services to meet end-user requirements for a high order fill rate on a broad product assortment available on an overnight basis.

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

The Company plans to expand its product line. These plans include developing its newer product categories, such as office furniture, computer supplies and peripherals, facilities management supplies and janitorial and sanitation supplies, as well as potentially offering new products or services. The Company also plans to continue to expand its line of private brand products.

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

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company intends to continue to invest in information systems enhancements and customer interfaces that management believes will allow it to capture a growing percentage of its customers' business. In addition, as the Internet becomes increasingly important as a marketing channel, the Company is positioned to participate in this trend with direct, on-line access by its resellers to its 25,000 SKU general line catalog.

The Company believes it can enhance its growth by continuing to make strategic acquisitions. For example, the acquisition of Lagasse Bros., Inc. ("Lagasse") in 1996 substantially increased the Company's position in the janitorial and sanitation supplies product category. The April 1998 Azerty Acquisition has also expanded the Company's product offerings and made it one of the largest distributors of computer consumable supplies in the United States. The Company intends to continue, from time to time, to pursue acquisitions that expand its customer base, increase its geographic reach and/or broaden its product offering.

GROSS MARGIN. Gross margin declined to 16.7% in the second quarter of 1998 compared with 17.2% in 1997. This decrease is primarily the result of blending lower-margin computer consumables into the Company's overall margin mix. Increases in vendor allowances in the first half of the year partially offset the margin decline due to change in product mix discussed above.

OPERATING EXPENSES. Operating expenses as a percent of net sales, before the non-recurring charge, declined to 11.6% in 1998 compared with 12.1% in 1997. The non-recurring charge recorded in 1998 of $13.9 million ($8.3 million net of tax benefit of $5.6 million) relates to the write-off of a contract for computer services from a vendor. The reduction in the operating expense ratio represents the blending of the Azerty business, which operates at a lower expense ratio than USSC, into the Company's overall expense ratio. Operating expenses as a percent of net sales, including the aforementioned charges, was 13.5% in 1998.

INCOME FROM OPERATIONS.   Income from operations as a percent of net sales,
before the non-recurring charge, remained flat at 5.1%. Including the non-recurring charge, income from operations as a percent of net sales was 3.2%.

INTEREST EXPENSE. Interest expense as a percent of net sales was 1.3% compared with 2.3% in 1997. This reduction reflects the continued leveraging of fixed interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June Equity Offering, the Receivables Securitization Program, and the October 1997 equity offering. These transactions were partially offset by the acquisition of Azerty for a purchase price of approximately $115.7 million and the placement of $100.0 million of Senior Subordinated Notes at 8.375%.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 1998. This expense represents the ongoing costs associated with the sale of certain trade accounts receivable through an asset-backed securitization program.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales, excluding the impact of the non-recurring charge, increased to 3.5% from 2.8% in 1997. Including the non-recurring charge, income before income taxes and extraordinary item as a percent of net sales was 1.6%.

NET INCOME. Net income in 1998 includes a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) and an extraordinary item, loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million). Net income as a percent of net sales, excluding the impact of the non-recurring charge and the extraordinary item, increased to 2.1% compared with 1.6% in 1997. Including the impact of the non-recurring charge and the extraordinary item, net income as a percent of net sales was 0.2% in 1998.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. Net sales for the first six months of 1998 were $1.5 billion, up 17.6%, compared with $1.2 billion in 1997. The Company experienced sales strength in all geographic regions and across all product categories.


GROSS MARGIN. Gross margin declined to 17.0% in the second quarter of 1998 compared with 17.2% in 1997. This decrease is primarily the result of blending lower-margin computer consumables into the Company's overall margin mix. Increases in vendor allowances in the first half of the year partially offset the margin decline due to change in product mix discussed above.


OPERATING EXPENSES. Operating expenses as a percent of net sales, before the non-recurring charge, declined to 11.8% in 1998 compared with 12.1% in 1997. The non-recurring charge recorded in the second 1998 of $13.9 million ($8.3 million net of tax benefit of $5.6 million) relates to the write-off of a contract for computer services from a vendor. The reduction in the operating expense ratio represents the blending of the Azerty business, which operates at a lower expense ratio than USSC, into the Company's overall expense ratio. Operating expenses as a percent of net sales, including the aforementioned charges, was 12.7% in 1998.

INCOME FROM OPERATIONS.   Income from operations as a percent of net sales,
before the non-recurring charge, remained relatively flat at 5.2% in 1998 compared with 5.1% in 1997. Including the non-recurring charge, income from operations as a percent of net sales was 4.3%.

INTEREST EXPENSE. Interest expense as a percent of net sales was 1.5% compared with 2.3% in 1997. This reduction reflects the continued leveraging of fixed interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June Equity Offering, the Receivables Securitization Program, and the October 1997 equity offering. These transactions were partially offset by the acquisition of Azerty for a purchase price of $115.7 million and the placement of $100.0 million of Senior Subordinated Notes at 8.375%.

OTHER EXPENSE. Other expense as a percent of net sales was 0.2% in 1998. This expense represents the ongoing costs associated with the sale of certain trade accounts receivable through an asset-backed securitization program.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales, excluding the impact of the non-recurring charge, increased to 3.5% from 2.8% in 1997. Including the non-recurring charge, income before income taxes and extraordinary item as a percent of net sales was 2.6%.

NET INCOME. Net income in 1998 includes a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) and an extraordinary item, loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million). Net income as a percent of net sales, excluding the impact of the non-recurring charge and the extraordinary item, increased to 2.1% compared with 1.6% in 1997. Including the impact of the non-recurring charge and the extraordinary item, net income as a percent of net sales was 1.1% in 1998.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the credit facilities under the Amended and Restated Credit Agreement (the "New Credit Agreement") consisted of $61.5 million of term loan borrowings (the "Term Loan Facilities"), and $35.0 million of borrowings under a $250.0 million revolving credit facility (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 12.75% Senior Subordinated Notes due 2005, $100.0 million of 8.375% Senior Subordinated Notes due 2008, $29.8 million of industrial revenue bonds and a $1.9 million mortgage.

The Term Loan Facilities consist of a $61.5 million tranche A term loan facility (the "Tranche A Term Loan Facility"), which is scheduled to mature on or about March 31, 2004. The term loans under the Tranche A Term Loan Facility are repayable in consecutive quarterly installments which began on June 30, 1998, the first four of which are each in the amount of $1.0 million, the next four of which are each in the amount of $1.5 million, the next four of which are each in the amount of $2.6 million, the next four of which are each in the amount of $3.1 million and the last eight of which are each in the amount of $3.7 million.

The loans under the Tranche A Term Loan Facility and the Revolving Credit Facility generally bear interest as determined within a set range with the rate based on the ratio of total debt (which excludes the face amount of any undrawn letters of credit) of United and its subsidiaries to EBITDA (as defined in the New Credit Agreement). The Tranche A Term Loan Facility and the Revolving Credit Facility bear interest, at the option of the Company and based upon financial performance, at the base rate (i.e., the higher of the prime rate or federal funds plus 0.50%) plus 0% to 0.75% or LIBOR plus 1.00% to 2.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. As of June 30, 1998, the Company was in compliance with all covenants contained in the Credit Agreement.

Management believes that the Company's cash on hand, anticipated funds generated from operations and available borrowings under the Credit Agreement, will be sufficient to meet the short-term (less than twelve months) and long-term operating and capital needs of the Company, as well as to service its debt in accordance with its terms. There is, however, no assurance that this will be accomplished.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The New Credit Agreement, 8.375% Notes Indenture and the 12.75% Note Indenture contain restrictions on the ability of USSC to transfer cash to United.

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                     For the Six Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1998          1997
                                                   ----------     ---------
                                                    (dollars in thousands)
     Net cash provided by operating activities     $ 264,597      $ 92,904
     Net cash used in investing activities          (124,220)       (4,451)
     Net cash used in financing activities          (131,017)      (80,759)

Net cash provided by operating activities during the first six months of 1998 increased to $264.6 million from $92.9 million in the comparable prior-year period. This increase was primarily the result of a decrease in accounts receivable resulting from the sale of certain trade accounts receivable through an asset-backed securitization program and a decrease in inventory.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


Net cash used in investing activities during the first six months of 1998 was $124.2 million compared with $4.5 million used in the first six months of 1997. The increase in cash used was primarily due to the acquisition of Azerty Inc. and an increase in capital expenditures.

Net cash used in financing activities during the first six months of 1998 was $131.0 million compared with $80.8 million for the first six months of 1997. This increase was due primarily to the reduction of debt using proceeds received from the June Equity Offering and the sale of certain trade accounts receivable through an asset-backed securitization program.

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

The Chase Manhattan Bank acts as funding agent and, together with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the Eligible Receivables transferred to the third party. The Receivables Securitization Program carries an effective interest rate of LIBOR plus 0.37%. As a result of the Receivables Securitization Program, actual balance sheet assets of the Company as of June 30, 1998 of approximately $159.0 million, consisting of accounts receivable, have been sold to the Receivables Company and do not secure the Company's obligations under the New Credit Facilities.

                    UNITED STATIONERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 1    LEGAL PROCEEDINGS

          Not applicable


ITEM 2    CHANGES IN SECURITIES

          Not applicable


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Stockholders of United Stationers Inc. held on May 13, 1998, the following matter was voted on:

          1.   ELECTION OF DIRECTORS
               Each of the following members of the Board of Directors was elected for the term listed below:

               Class III Directors - term expiring in May 2001:

               -- Randall W. Larrimore
               -- Benson P. Shapiro
               -- Roy W. Haley

          2. NONEMPLOYEE DIRECTORS' DEFERRED STOCK COMPENSATION PLAN Approval of United Stationers Inc. Nonemployee Directors' Deferred Stock
               Compensation Plan

                                  Number of Votes
               ---------------------------------------------------
                   For                Against            Abstain
                14,259,141            106,242            42,415


ITEM 5    OTHER INFORMATION

          Not applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit
               Number
               -------
                2       Not applicable
               10       Not applicable
               11       Not applicable
               15.1     Letter regarding unaudited interim
                          financial information
               18       Not applicable
               19       Not applicable
               22       Not applicable
               23       Not applicable
               24       Not applicable
               27.1     Financial Data Schedule - United Stationers Inc.
                        (1997)
               27.2     Financial Data Schedule - United Stationers Inc.
                        (1998)
               27.3     Financial Data Schedule - United Stationers Supply
                        Co. (1997)
               27.4     Financial Data Schedule - United Stationers Supply
                        Co. (1998)
               99       Not applicable

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



                                                UNITED STATIONERS INC.
                                             UNITED STATIONERS SUPPLY CO.
                                       ---------------------------------------
                                                    (Registrant)







Date:  August 12, 1998                 /s/ Daniel H. Bushell
       ---------------                 ---------------------------------------
                                       Daniel H. Bushell
                                       Executive Vice President and
                                       Chief Financial Officer

                  UNITED STATIONERS INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS




          (a)  Exhibit
               Number
               -------
                2       Not applicable
               10       Not applicable
               11       Not applicable
               15.1     Letter regarding unaudited interim
                          financial information
               18       Not applicable
               19       Not applicable
               22       Not applicable
               23       Not applicable
               24       Not applicable
               27.1     Financial Data Schedule - United Stationers Inc.
                        (1997)
               27.2     Financial Data Schedule - United Stationers Inc.
                        (1998)
               27.3     Financial Data Schedule - United Stationers Supply
                        Co. (1997)
               27.4     Financial Data Schedule - United Stationers Supply
                        Co. (1998)
               99       Not applicable