Form 10-Q
period 1998-09-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1998-11-04
CIK 355999, 945633

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---    SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended September 30, 1998
                                ------------------

                                       OR

   ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

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

On October 30, 1998, United Stationers Inc. had outstanding 36,891,105 shares of Common Stock, par value $0.10 per share. On October 30, 1998, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
         IMPORTANT EXPLANATORY NOTE                                            1

         Independent Accountants' Review Report                                2

         Condensed Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997.                          3


         Condensed Consolidated Statements of Income
            for the Three Months and Nine Months
            ended September 30, 1998 and 1997.                                 4


         Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended September 30, 1998 and 1997.             6


         Notes to Condensed Consolidated Financial Statements.                 7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                    13

PART II - OTHER INFORMATION                                                   19
---------------------------

SIGNATURE                                                                     20
---------

INDEX TO EXHIBITS                                                             21
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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
October 22, 1998

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                (Unaudited)          (Audited)
                                                                               September 30,        December 31,
                                                                                   1998                 1997
                                                                               -------------        ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                                  $   24,938          $   12,367
    Accounts receivable, net                                                      223,491             311,920
    Inventories                                                                   510,252             511,555
    Other current assets                                                           18,228              14,845
                                                                               ----------          ----------
           Total current assets                                                   776,909             850,687

  Property, plant and equipment, net                                              164,984             164,543
  Goodwill, net                                                                   182,211             111,852
  Other                                                                            17,799              20,939
                                                                               ----------          ----------
           Total assets                                                        $1,141,903          $1,148,021
                                                                               ----------          ----------
                                                                               ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                           $  331,618          $  236,475
    Accrued liabilities                                                           121,729             118,496
    Current maturities of long-term debt                                            7,365              44,267
                                                                               ----------          ----------
           Total current liabilities                                              460,712             399,238

  Deferred income taxes                                                            27,003              19,383
  Long-term obligations                                                           305,785             506,092
                                                                               ----------          ----------
           Total liabilities                                                      793,500             924,713

  Stockholders' equity:
    Common stock, $0.10 par value; 40,000,000 authorized;
      36,864,150 and 31,810,546, respectively, issued and outstanding               3,686               3,181

    Additional paid-in capital                                                    301,589             213,042

    Retained earnings                                                              43,128               7,085
                                                                               ----------          ----------
           Total stockholders' equity                                             348,403             223,308
                                                                               ----------          ----------
           Total liabilities and stockholders' equity                          $1,141,903          $1,148,021
                                                                               ----------          ----------
                                                                               ----------          ----------

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                               Three Months Ended
                                                                 September 30,
                                                           --------------------------
                                                             1998              1997
                                                           --------          --------
Net sales                                                  $795,407          $650,912

Cost of goods sold                                          659,132           536,470
                                                           --------          --------
Gross profit                                                136,275           114,442
                                                           --------          --------

Operating expenses:
     Warehousing, marketing and
        administrative expenses                              91,594            80,836
                                                           --------          --------
Income from operations                                       44,681            33,606

Interest expense                                              7,348            12,998

Other expense                                                 2,820               - -
                                                           --------          --------
Income before income taxes                                   34,513            20,608

Income taxes                                                 14,634             8,741
                                                           --------          --------
Net income                                                   19,879            11,867

Preferred stock dividends issued and accrued                    - -               611
                                                           --------          --------
Net income attributable to common stockholders             $ 19,879          $ 11,256
                                                           --------          --------
                                                           --------          --------

Net income per common share                                $   0.54          $   0.46
                                                           --------          --------
                                                           --------          --------

    Average number of common shares outstanding              36,749            24,684

Net income per common share - assuming dilution            $   0.52          $   0.37
                                                           --------          --------
                                                           --------          --------

    Average number of common shares outstanding -

         assuming dilution                                   37,909            30,267

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                            ---------------------------------
                                                                1998                  1997
                                                            -----------           -----------
Net sales                                                   $ 2,259,890           $ 1,895,974

Cost of goods sold                                            1,874,663             1,568,056
                                                            -----------           -----------
Gross profit                                                    385,227               327,918
                                                            -----------           -----------
Operating expenses:
     Warehousing, marketing and
        administrative expenses                                 264,210               231,270
     Non-recurring charge                                        13,852                   - -
                                                            -----------           -----------
Total operating expenses                                        278,062               231,270
                                                            -----------           -----------

Income from operations                                          107,165                96,648

Interest expense                                                 28,690                41,526

Other expense                                                     5,206                   - -
                                                            -----------           -----------
Income before income taxes                                       73,269                55,122

Income taxes                                                     31,070                23,376
                                                            -----------           -----------
Income before extraordinary item                                 42,199                31,746

Extraordinary item, loss on early retirement of
    debt, net of tax benefit of $3,971                           (5,907)                  - -
                                                            -----------           -----------
Net income                                                       36,292                31,746

Preferred stock dividends issued and accrued                        - -                 1,528
                                                            -----------           -----------
Net income attributable to common stockholders              $    36,292           $    30,218
                                                            -----------           -----------
                                                            -----------           -----------
Net income per common share:
     Income before extraordinary item                       $      1.24           $      1.23
     Extraordinary item                                           (0.17)                  - -
                                                            -----------           -----------
     Net income per share                                   $      1.07           $      1.23
                                                            -----------           -----------
                                                            -----------           -----------

     Average number of common shares outstanding                 33,930                24,528

Net income per common share - assuming dilution:

     Income before extraordinary item                       $      1.19           $      1.02
     Extraordinary item                                           (0.17)                  - -
                                                            -----------           -----------
     Net income per share                                   $      1.02           $      1.02
                                                            -----------           -----------
                                                            -----------           -----------
     Average number of common shares outstanding -
         assuming dilution                                       35,586                29,731

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                 -----------------------------
                                                                    1998                1997
                                                                 ---------           ---------
Cash Flows From Operating Activities:
Net income                                                       $  36,292           $  31,746
Depreciation and amortization                                       20,554              20,006
Amortization of capitalized financing costs                          1,730               3,350
Extraordinary item - early retirement of debt                        9,877                 - -
Changes in operating assets and liabilities                        242,683              72,413
                                                                 ---------           ---------
     Net cash provided by operating activities                     311,136             127,515


Cash Flows From Investing Activities:
Capital expenditures                                               (14,873)             (8,141)
Proceeds from disposition of property, plant
     and equipment                                                      36                  44
Acquisition of Azerty, Inc., net of cash acquired of $0           (115,740)                - -
                                                                 ---------           ---------
     Net cash used in investing activities                        (130,577)             (8,097)


Cash Flows From Financing Activities:
Retirement and principal payments on debt                         (548,603)            (40,085)
Borrowings under financing agreements                              350,000                 - -
Net repayments under revolver                                      (46,000)            (52,000)
Issuance of common shares                                           99,001                  18
Payment of employee withholding tax related to
    stock option exercises                                         (16,525)                - -
Redemption of preferred stock                                          - -             (21,172)
Preferred stock dividends                                              - -                (141)
Financing costs                                                     (4,526)                - -
Other                                                               (1,335)                 41
                                                                 ---------           ---------
     Net cash used in financing activities                        (167,988)           (113,339)
                                                                 ---------           ---------

Net change in cash and cash equivalents                             12,571               6,079
Cash and cash equivalents, beginning of period                      12,367              10,619
                                                                 ---------           ---------
     Cash and cash equivalents, end of period                    $  24,938           $  16,698
                                                                 ---------           ---------
                                                                 ---------           ---------

Other Cash Flow Information:
     Income taxes paid                                           $  20,302           $  13,381
     Interest paid                                                  23,104              33,605

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 1997. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 31, 1997 for further information. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim expense and inventory estimates are recognized throughout the year relating to marginal income tax rates, shrinkage, price changes and product mix. Any refinements to these estimates based on actual experience are recorded when known. All common and common equivalent shares have been adjusted to reflect the 100% stock dividend, effective September 28, 1998.

2.   OPERATIONS

The Company operates in a single segment as a national wholesale distributor of business products. The Company offers approximately 35,000 items from more than 550 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers -- such as computer products resellers, office furniture dealers, mass merchandisers, sanitary supply distributors, warehouse clubs, mail order houses and office products superstores. The Company has a distribution network of 40 business products distribution centers, 19 janitorial and sanitation distribution centers and 5 computer consumables, peripherals and accessories distribution centers. In addition to its broad product offering, the Company provides value-added marketing and logistics services to both manufacturers and resellers.

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

For the three-month and nine month periods ended September 30, 1998 and 1997, total comprehensive income amounted to $19,062,000, $11,248,000, $34,961,000, and $30,166,000, respectively.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common share is based on net income after preferred stock dividend requirements. Basic earnings per share is calculated on the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the weighted average number of common and common equivalent shares outstanding during the period. Stock options and warrants are considered to be common equivalent shares. Weighted average shares and earnings per share have been restated to reflect the share conversion resulting from the 100% stock dividend, effective September 28, 1998.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                        September 30,
                                                           --------------------------          ---------------------------
                                                             1998              1997               1998              1997
                                                           --------          --------          --------           --------
NUMERATOR:
     Income before extraordinary item                      $ 19,879          $ 11,867          $ 42,199           $ 31,746
     Extraordinary item                                         - -               - -            (5,907)               - -
                                                           --------          --------          --------           --------
     Net income                                              19,879            11,867            36,292             31,746
     Preferred stock dividends issued and accrued               - -               611               - -              1,528
                                                           --------          --------          --------           --------
     Net income attributable to common
        stockholders                                       $ 19,879          $ 11,256          $ 36,292           $ 30,218
                                                           --------          --------          --------           --------
                                                           --------          --------          --------           --------
DENOMINATOR:
     Denominator for basic earnings per share -
        Weighted average shares                              36,749            24,684            33,930             24,528
     Effect of dilutive securities:
        Employee stock options                                1,160             3,110             1,656              2,732
        Warrants                                                - -             2,473               - -              2,471
                                                           --------          --------          --------           --------
        Dilutive potential common shares                      1,160             5,583             1,656              5,203
                                                           --------          --------          --------           --------

     Denominator for diluted earnings per share -
        Adjusted weighted average shares
           and assumed conversions                           37,909            30,267            35,586             29,731
                                                           --------          --------          --------           --------
                                                           --------          --------          --------           --------

Earnings per common share:

     Basic
     Income before extraordinary item                      $   0.54          $   0.46          $   1.24           $   1.23
     Extraordinary item                                         - -               - -             (0.17)               - -
                                                           --------          --------          --------           --------
     Net income per share                                  $   0.54          $   0.46          $   1.07           $   1.23
                                                           --------          --------          --------           --------
                                                           --------          --------          --------           --------

     Diluted
     Income before extraordinary item                      $   0.52          $   0.37          $   1.19           $   1.02
     Extraordinary item                                         - -               - -             (0.17)               - -
                                                           --------          --------          --------           --------
     Net income per share                                  $   0.52          $   0.37          $   1.02           $   1.02
                                                           --------          --------          --------           --------
                                                           --------          --------          --------           --------

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

6.   THE NEW CREDIT FACILITIES

On April 3, 1998, in order to fund the purchase price of the Azerty Business, refinance borrowings under the Company's then-existing senior secured credit facilities, and pay related fees and expenses in connection therewith, the Company amended and restated its then-existing credit agreement (as amended and restated, the "New Credit Agreement") governing its senior secured credit facilities (the "New Credit Facilities"). The New Credit Facilities consisted initially of a $250.0 million six year revolving credit facility (the "Revolving Credit Facility"), a $150 million six-year tranche A term loan facility (the "Tranche A Term Loan Facility"), and a $100.0 million six and three-quarter year tranche B term loan facility (the "Tranche B Term Loan Facility"). The net proceeds of the Notes Offering (as defined) were used to permanently repay a substantial portion of indebtedness outstanding under the Tranche B Term Loan Facility and the remainder of such facility was permanently repaid with proceeds from the sale of certain receivables, following which the Tranche B Term Loan Facility was terminated. As a result of the early retirement of the Existing Credit Facilities, approximately $9.5 million ($5.7 million net of tax benefit of $3.8 million) of unamortized financing fees were recorded as a non-cash extraordinary charge during the second quarter of 1998.

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

The condensed consolidated balance sheet at September 30, 1998 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1998 reflect the sale of approximately $160.0 million in trade accounts receivable. The proceeds to the Company were used to reduce borrowings under the New Credit Facilities.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   THE NOTES OFFERING

On April 15, 1998, USSC consummated the sale of $100.0 million of its 8.375% Senior Subordinated Notes due 2008 (the "8.375% Notes") in a transaction not subject to the registration requirements of the Securities Act of 1933. The 8.375% Notes were immediately resold by the initial purchasers thereof in reliance on Rule 144A under the Securities Act of 1933. The aggregate net proceeds to the Company (aggregating approximately $97.0 million) from the sale of the 8.375% Notes were used to repay a substantial portion of indebtedness outstanding under the Tranche B Term Loan Facility. As a result the Company recorded an extraordinary charge of approximately $0.4 million ($0.2 million net of tax benefit of $0.2 million) related to unamortized financing fees.

On August 5, 1998, the Company filed a prospectus and a letter of transmittal (which together constitute the "Exchange Offer") to exchange $1,000 principal amount of 8 3/8% Notes (the "New Notes") issued by the Company for each $1,000 principal of 8.375% Notes (the "Old Notes") originally issued by the Company on April 15, 1998, of which an aggregate principle amount of $100.0 million is outstanding. The form and terms of the New Notes are identical to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act of 1933, as amended, and will not bear any legends restricting their transfer. The Exchange Offer was made in order to satisfy certain contractual obligations of the Company.

9.   JUNE EQUITY OFFERING (PRE-SPLIT)

In June 1998, United completed an offering of 2,005,507 shares of Common Stock (the "June Equity Offering"), consisting of 1,500,000 primary shares sold by United, and 505,507 secondary shares sold by certain selling stockholders. The aggregate net proceeds to United of approximately $77.1 million were delivered to USSC and used to repay a portion of indebtedness under the Tranche A Term Loan Facility (as defined) which caused a permanent reduction of the amount borrowable thereunder.

United did not receive any of the proceeds from the sale of the 505,507 shares of Common Stock offered by the selling stockholders, other than an aggregate of approximately $6.4 million paid by the selling stockholders upon exercise of employee stock options in connection with the June Equity Offering, which were delivered to USSC and applied to the repayment of indebtedness under the New Credit Facilities (as defined).

Subsequent to the closing of the June Equity Offering, the underwriters for such offering exercised an overallotment option to purchase an additional 200,000 shares from United (the "Additional Shares"). The net proceeds to United of approximately $10.3 million from the sale of such Additional Shares were delivered to USSC and used to repay an additional portion of the indebtedness outstanding under the Tranche A Term Loan Facility.

10.  COMPUTER SERVICES CONTRACT WRITE-OFF - NON RECURRING CHARGE

As a condition to the spin-off of Associated Stationers Inc. ("ASI") from the Wholesale Division of Boise Cascade Office Products Corporation in January 1992, ASI entered into the Computer Services Contract with a third party service provider to perform certain computer services.

Upon completion of the systems integration between USSC and ASI, increasing differences in the operating processes and technical environment between the Company and the third party service provider became evident. The Computer Services Contract was modified to allow the Company, at its discretion, not to perform any processing at the third-party service provider's facilities. Accordingly, the related fees were reduced. Payments made to the third-party service provider subsequent to this final renegotiations were effectively for disaster recover purposes only. The Company has recently consolidated its disaster recovery services under an agreement with another third-party service provider. In May 1998, the Company completed an assessment of the future utility of the Computer Services Contract. Based upon such assessment, the Company has determined that it is no longer feasible to use the prior third-party service provider for disaster recovery purposes.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

During the second quarter, the Company wrote off the remaining term of the Computer Services Contract. As a result, the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million), which includes a $2.5 million prepaid expense and $11.3 million of future payments.

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

Set forth below is summarized combined financial data for the Azerty Business (subsequent to its acquisition by USSC) and Lagasse. Summarized combined financial data as of September 30, 1998 and for the three months then ended reflects both Lagasse and the Azerty Business. The summarized combined income statement data for the nine months ended September 30, 1998 reflects the operations of Lagasse for the nine- month period and the Azerty Business for the six months ended September 30, 1998. Summarized financial data as of December 31, 1997 and for the three and nine-month periods ended September 30, 1997 reflect Lagasse only.


                                  As of           As of
                              September 30,    December 31,
                                  1998             1997
                              -------------    ------------
Balance Sheet Data:
  Current assets               $143,559          $ 29,731
  Total assets                  260,040            68,766
  Current liabilities            72,236            13,564
  Total liabilities              73,981            18,490


                                          Three Months Ended                         Nine months Ended
                                             September 30,                             September 30,
                                 --------------------------------------    --------------------------------------
                                       1998                 1997                 1998                 1997
                                 -----------------    -----------------    -----------------     ----------------
Income Statement Data:
  Net sales                            $  132,154             $ 26,056           $  280,527             $ 71,545
  Gross margin                             14,626                5,089               32,631               13,259
  Operating income                          5,600                2,586               12,122                6,009
  Net income                                2,741                1,415                6,032                3,161

Set forth below is summarized combined financial data for the Azerty Business for periods prior to its acquisition by USSC.


                                                    As of
                                                 December 31,
                                                     1997
                                               ------------------
Balance Sheet Data:
  Current assets                                     $83,986
  Total assets                                       105,993
  Current liabilities                                 51,678
  Total liabilities                                   74,460

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                     Three Months              Three Months             Nine months
                                        Ended                      Ended                   Ended
                                   March 31, 1998          September 30, 1997       September 30, 1997
                                   --------------          ------------------       ------------------
Income Statement Data:
  Net sales                            $99,723                 $  88,870               $ 177,237
  Gross margin                           8,673                     7,561                  15,538
  Operating income                       2,454                     2,577                   5,259
  Net income                             1,147                     1,393                   2,758

12.  RECENT ACCOUNTING PRONOUNCEMENT

During June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's calendar year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

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

BUSINESS STRATEGY
-----------------

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

BUSINESS STRATEGY (CONTINUED)
----------------------------

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

THIRD QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH THE
THIRD QUARTER ENDED SEPTEMBER 30, 1997
--------------------------------------------------------

NET SALES. Net sales were $795.4 million in the third quarter of 1998, a 22.2% increase over net sales of $650.9 million in the third quarter of 1997. The Company experienced sales strength in all geographic regions and across all product categories. Organic sales in the third quarter of 1998 increased by 7.5%.

During the third quarter of 1998, the Company experienced slowing sales growth reflecting weakness in the economy. Current trends indicate that the sales growth rate in the near-term will be at the low end of our stated goal of 6% to 9%. The Company has initiated several programs to stimulate additional revenue growth in 1999.

GROSS MARGIN. Gross margin declined to 17.1% in the third quarter of 1998 compared with 17.6% in 1997. This decrease is primarily the result of the blending of the lower-margin computer consumables business (Azerty) into the Company's overall margin mix. Increases in vendor allowances partially offset the margin decline due to change in product mix discussed above.

OPERATING EXPENSES. Operating expenses as a percent of net sales declined to 11.5% in 1998 compared with 12.4% in 1997. This reduction represents the impact of Azerty's lower operating expense ratio.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales increased to 5.6% in 1998 compared with 5.2% in 1997.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.9% compared with 2.0% in 1997. This reduction reflects the continued leveraging of fixed interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June Equity Offering, the Receivables Securitization Program, and the October 1997 equity offering. These transactions were partially offset by the acquisition of Azerty, in April of 1998, for a purchase price of $115.7 million and the placement of $100.0 million of Senior Subordinated Notes at 8.375%, in April of 1998.

OTHER EXPENSE. Other expense as a percent of net sales was 0.4% in 1998. This expense represents the costs associated with the sale of certain trade accounts receivable through an asset-backed securitization program. These costs vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE INCOME TAXES. Income before income taxes as a percent of net sales increased to 4.3% from 3.2% in 1997.

NET INCOME. Net income as a percent of net sales increased to 2.5% compared with 1.8% in 1997.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE
NINE MONTHS ENDED SEPTEMBER 30, 1997
------------------------------------------------------

NET SALES. Net sales for the nine months ended September 30, 1998 were $2.3 billion, up 19.2%, compared with $1.9 billion in 1997. The Company experienced sales strength in all geographic regions and across all product categories.

During the third quarter of 1998, the Company experienced slowing sales growth reflecting weakness in the economy. Current trends indicate that the sales growth rate in the near-term will be at the low end of our stated goal of 6% to 9%. The Company has initiated several programs to stimulate additional revenue growth in 1999.

GROSS MARGIN. Gross margin declined to 17.1% in the third quarter of 1998 compared with 17.3% in 1997. This decrease is primarily the result of the blending of the lower-margin computer consumables business (Azerty) into the Company's overall margin mix beginning in the second quarter of 1998. Increases in vendor allowances partially offset the margin decline due to change in product mix discussed above.

OPERATING EXPENSES. Operating expenses as a percent of net sales, before a non-recurring charge, declined to 11.7% in 1998 compared with 12.2% in 1997. The non-recurring charge recorded in the second quarter of 1998 of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write-off of a contract for computer services from a vendor. This reduction represents the impact of Azerty's lower operating expense ratio. Operating expenses as a percent of net sales, including the aforementioned charges, was 12.3% in 1998.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales, before a non-recurring charge, increased to 5.4% in 1998 from 5.1% in 1997. Including the non-recurring charge, income from operations as a percent of net sales was 4.8%.

INTEREST EXPENSE. Interest expense as a percent of net sales was 1.3% compared with 2.2% in 1997. This reduction reflects the continued leveraging of fixed interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June Equity Offering, the Receivables Securitization Program, and the October 1997 equity offering. These transactions were partially offset by the acquisition of Azerty, in April of 1998, for a purchase price of $115.7 million and the placement of $100.0 million of Senior Subordinated Notes at 8.375%, in April of 1998.

OTHER EXPENSE. Other expense as a percent of net sales was 0.2% in 1998. This expense represents the costs associated with the sale of certain trade accounts receivable through an asset-backed securitization program. These costs vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales, excluding the impact of the non-recurring charge, increased to 3.9% from 2.9% in 1997. Including the non-recurring charge, income before income taxes and extraordinary item as a percent of net sales was 3.3%.

NET INCOME. Net income in 1998 includes an extraordinary item, loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million). Net income as a percent of net sales, excluding the impact of the non-recurring charge and the extraordinary item, increased to 2.2% compared with 1.7% in 1997. Including the impact of the non-recurring charge and the extraordinary item, net income as a percent of net sales was 1.6% in 1998.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1998, the credit facilities under the Amended and Restated Credit Agreement (the "New Credit Agreement") consisted of $60.5 million of term loan borrowings (the "Term Loan Facilities") and zero borrowings under a $250.0 million revolving loan facility (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 12.75% Senior Subordinated Notes due 2005, $100.0 million of 8.375% Senior Subordinated Notes due 2008, $29.8 million of industrial revenue bonds and a $1.9 million mortgage.

The Term Loan Facilities consist of a $60.5 million tranche A term loan facility (the "Tranche A Term Loan Facility"), which is scheduled to mature on or about March 31, 2004. The term loans under the Tranche A Term Loan Facility are repayable in consecutive quarterly installments which began on June 30, 1998, the first four of which are each in the amount of $1.0 million, the next four of which are each in the amount of $1.5 million, the next four of which are each in the amount of $2.6 million, the next four of which are each in the amount of $3.1 million and the last eight of which are each in the amount of $3.7 million.

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

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financing of this type. As of September 30, 1998, the Company was in compliance with all covenants contained in the Credit Agreement.

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

The statements of cash flows for the Company for the periods indicated are summarized below:


                                                             For the Nine Months
                                                             Ended September 30,
                                                        -----------------------------
                                                           1998                1997
                                                        ---------           ---------
                                                            (dollars in thousands)
     Net cash provided by operating activities          $ 311,136           $ 127,515
     Net cash used in investing activities               (130,577)             (8,097)
     Net cash used in financing activities               (167,988)           (113,339)

Net cash provided by operating activities during the first nine months of 1998 increased to $311.1 million from $127.5 million in the comparable prior-year period. This increase was primarily the result of a decrease in accounts receivable resulting from the sale of certain trade accounts receivable through an asset-backed securitization program, a decrease in inventory and an increase in accounts payable.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
------------------------------------------

Net cash used in investing activities during the first nine months of 1998 was $130.6 million compared with $8.1 million used in the first nine months of 1997. The increase in cash used was primarily due to the acquisition of Azerty Inc. and an increase in capital expenditures.

Net cash used in financing activities during the first nine months of 1998 was $168.0 million compared with $113.3 million for the first nine months of 1997. This increase was due primarily to the reduction of debt due to the application of proceeds from the June Equity Offering and the sale of certain trade accounts receivable through an asset-backed securitization program.

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

The Chase Manhattan Bank acts as funding agent and, together with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the Eligible Receivables transferred to the third party. The Receivables Securitization Program carries an effective interest rate of LIBOR plus 0.37%. As a result of the Receivables Securitization Program, actual balance sheet assets of the Company as of September 30, 1998 of approximately $160.0 million, consisting of accounts receivable, have been sold to the Receivables Company and do not secure the Company's obligations under the New Credit Facilities.

Year 2000

The Company relies on both information technology ("IT") and non-IT computer systems in its operations. The mission-critical IT systems include the Company's operating and accounting systems, such as IT software applications that allow the Company to maintain inventory and customer information and to communicate with its suppliers and customers. The non-IT systems are primarily telecommunications systems and the embedded microprocessors that control warehouse and other building systems, such as inventory control devices, security systems, lighting, fire and safety systems, and heating, ventilating and air conditioning systems.

In 1996, the Company began to address the year 2000 problem (that is, the fact that some systems may fail or produce inaccurate results using dates in or around the year 2000). The Company has formed a year 2000 task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to the year 2000 problem. The Company is scheduled to complete the remediation of its mission-critical IT applications software in December 1998 and to complete an end-to-end test of its IT systems by July 1999. The Company is assessing the effect of the year 2000 problem on its non-IT systems and intends to replace non-IT systems as necessary to become year 2000 ready by December 1999.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
------------------------------------------

The Company is also working with its customers and suppliers to determine whether the year 2000 problem will have an adverse effect on the Company's relationships with them. Beginning with the Company`s catalog for 1999, the Company's product suppliers have assured the Company that their products will be year 2000 ready. However, the Company does not control its suppliers and relies on a variety of utilities, telecommunications companies and other suppliers in order to continue its business.

The Company is developing contingency plans to address the risks created by the year 2000 problem. These plans include procuring alternative suppliers, when available, when the Company is able to conclude that an existing supplier will not be year 2000 ready. The Company is scheduled to complete these contingency plans by July 1999.

During 1997, the Company incurred approximately $1.4 million of expenses related to this issue and expects to incur an additional $1.2 million to $1.9 million of such expenses over the next year. For the nine months ended September 30, 1998, the Company incurred $1.2 million of such expenses. Funding for year 2000 expenses will be generated from on-going operations and available borrowings under the Credit Agreement.

There can be no assurance that year 2000 remediation by the Company or third parties will be properly and timely completed and failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects to it of the year 2000 issue, which depends on numerous uncertainties such as: (1) whether major third parties address this issue properly and timely and (2) whether broad-based or systemic economic failures may occur. The Company is currently unaware of any events, trends, or condition regarding this issue that may have a material effect on the Company's results of operations, liquidity, and financial position. If the year 2000 issue is not resolved by January 1, 2000 the Company's results of operations or financial condition could be materially adversely affected.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Not applicable

ITEM 2   CHANGES IN SECURITIES

         Not applicable

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5   OTHER INFORMATION

         Not applicable


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit
                  Number
                  -------
                   2     Not applicable
                  11     Not applicable
                  15.1   Letter regarding unaudited interim
                           financial information
                  18     Not applicable
                  19     Not applicable
                  22     Not applicable
                  23     Not applicable
                  24     Not applicable
                  27.1   Financial Data Schedule - United Stationers Inc.(1997)
                  27.2   Financial Data Schedule - United Stationers Inc.(1998)
                  27.3   Financial Data Schedule - United Stationers Supply Co.
                           (1997)
                  27.4   Financial Data Schedule - United Stationers Supply Co.
                           (1998)
                  99     Not applicable

         (b)      The Company filed a report on Form 8-K on October 2,
                  1998 reporting under Item 5 the resignation of Gary
                  G. Miller from the board of directors of the Company.

                  The Company filed a report on Form 8-K on August 15,
                  1998 reporting under Item 5 the appointment of Max
                  Hopper to its board of directors.

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

                                              UNITED STATIONERS INC.
                                           UNITED STATIONERS SUPPLY CO.
                                           -----------------------------------
                                                 (Registrant)

Date:   October 30, 1998                   /s/ Daniel H. Bushell
        -------------------                -----------------------------------
                                           Daniel H. Bushell
                                           Executive Vice President and
                                           Chief Financial Officer

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

         (a)      Exhibit
                  Number
                  -------
                   2     Not applicable
                  11     Not applicable
                  15.1   Letter regarding unaudited interim
                           financial information
                  18     Not applicable
                  19     Not applicable
                  22     Not applicable
                  23     Not applicable
                  24     Not applicable
                  27.1   Financial Data Schedule - United Stationers Inc. (1997)
                  27.2   Financial Data Schedule - United Stationers Inc. (1998)
                  27.3   Financial Data Schedule - United Stationers Supply Co.
                           (1997)
                  27.4   Financial Data Schedule - United Stationers Supply Co.
                           (1998)
                  99     Not applicable