Form 10-K405
period 1998-12-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1999-03-29
CIK 355999, 945633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 1998
                                       or
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from __________ to ____________

             Commission file numbers: United Stationers Inc.: 0-10653
                                      United Stationers Supply Co.:  33-59811

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None


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

AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF UNITED STATIONERS INC. AS OF MARCH 15, 1999, WAS $475,899,354, BASED ON THE LAST SALE PRICE OF THE COMMON STOCK AS QUOTED BY THE NASDAQ NATIONAL MARKET SYSTEM ON SUCH DATE. UNITED STATIONERS SUPPLY CO. HAS NO SHARES OF COMMON STOCK OUTSTANDING HELD BY NON-AFFILIATES.

ON MARCH 15, 1999, UNITED STATIONERS INC. HAD OUTSTANDING 37,200,832 SHARES OF COMMON STOCK, PAR VALUE $0.10 PER SHARE. ON MARCH 15, 1999, UNITED STATIONERS SUPPLY CO. HAD 880,000 SHARES OF COMMON STOCK, $1.00 PAR VALUE PER SHARE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:
PART OF FORM 10-K
Part III Portions of United Stationers Inc.'s definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders of United Stationers Inc., to be filed within 120 days of the year end of United Stationers Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                          UNITED STATIONERS SUPPLY CO.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K

FORM 10-K    FORM 10-K                                                                    FORM 10-K
 PART NO.     ITEM NO.     DESCRIPTION                                                    PAGE NO.
----------   ---------     -----------                                                    --------
    I                      Explanatory Note                                                    1
                 1         Business                                                            1
                             General                                                           1
                             Products                                                          2
                             Customers                                                         2
                             Marketing and Customer Support                                  2-3
                             Distribution                                                    3-4
                             Purchasing and Merchandising                                      4
                             Competition                                                       4
                             Employees                                                         4
                 2         Properties                                                        4-5
                 3         Legal Proceedings                                                   6
                 4         Submission of Matters to a Vote of Security Holders                 6
   II            5         Market for Registrant's Common Equity
                             and Related Stockholder Matters                                 6-7
                           Quarterly Stock Price Data                                          7
                 6         Selected Consolidated Financial Data                             7-11
                 7         Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                 12-20
                7A         Quantitative and Qualitative Disclosure About Market Risk          21
                 8         Financial Statements and Supplementary Data                     21-45
                 9         Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure                           46
  III           10         Directors and Executive Officers of the Registrant              46-48
                11         Executive Compensation                                             48
                12         Security Ownership of Certain Beneficial
                             Owners and Management                                            48
                13         Certain Relationships and Related Transactions                     48
   IV           14         Exhibits, Financial Statements, Schedules and
                             Reports on Form 8-K                                           49-52

Signatures                                                                                    53

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

On October 31, 1996, USSC acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse"), a wholesaler of janitorial and sanitary supplies. Lagasse operates as a subsidiary of USSC.

On April 3, 1998, USSC acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (the "Azerty Acquisition"), which together conducted substantially all of United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. (collectively, the "Azerty Business"). The Azerty Business is primarily a specialty wholesaler of computer consumables, peripherals and accessories in the United States and Mexico.

The Company is the largest general line business products wholesaler in the United States with 1998 net sales of $3.1 billion. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 40 distribution centers, 19 Lagasse distribution centers and six Azerty distribution centers.

PRODUCTS

The Company's product offerings, comprised of more than 35,000 stockkeeping units (SKUs), may be divided into five primary categories:

TRADITIONAL OFFICE PRODUCTS. The Company's core business continues to be traditional office products, which include both brand-name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers, calendars and general office accessories.

COMPUTER CONSUMABLES. The Company offers computer supplies, and peripherals to value-added computer resellers and office products dealers. In April 1998, the Company acquired the Azerty Business a wholesaler of computer consumables within the United States and Mexico.

OFFICE FURNITURE. The Company's sale of office furniture such as leather chairs, wooden and steel desks and computer furniture has enabled it to become the nation's largest office furniture wholesaler. The Company currently offers nearly 4,000 furniture items from 50 different manufacturers.

FACILITIES SUPPLIES. The major products in this category are janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. In October 1996, the Company acquired Lagasse, the largest pure wholesaler of janitorial and sanitation supplies in North America. The Company currently distributes these products to sanitary supply dealers through 19 Lagasse distribution centers.

BUSINESS MACHINES AND AUDIO-VISUAL PRODUCTS. This product category includes business machines - from calculators to telephones - as well as audio-visual equipment and supplies.


CUSTOMERS

The Company sells to more than 20,000 resellers of office products, including office product dealers, office furniture dealers, office products superstores, mass merchandisers, computer products resellers, mail order companies and sanitary supply distributors. Of its 20,000 customers, no single reseller accounted for more than 6% of the Company's net sales in 1998.

Commercial dealers and contract stationers are the most significant reseller channel for office products distribution and typically serve medium to large businesses, institutions and government agencies. Through industry consolidation, the number of such dealers has decreased, with the remaining dealers growing larger. As a result, net sales to these commercial dealers and contract stationers as a group have grown rapidly. Many dealers, have joined marketing or buying groups in order to increase their purchasing leverage. The Company believes it is the leading wholesale source for most of these groups, providing not only merchandise but also special programs that enable these dealers to benefit from their combined purchasing power and marketing efforts.

While the Company maintains and builds its business with commercial dealers, contract stationers (including the contract stationer divisions of national office product superstores) and retail dealers, it also has relationships with most major office products superstore chains. In addition, the Company supplies inventory and other fulfillment services to the retail operations of certain superstores, including their direct-to-business delivery programs and to non-stocking resellers.

MARKETING AND CUSTOMER SUPPORT

The Company concentrates its marketing efforts on providing value-added services to resellers. The Company distributes products that are generally available at similar prices from multiple sources, and most of its customers purchase their products from more than one source. As a result, the Company seeks to differentiate itself from its competitors through a broader product offering, a higher degree of product availability, a variety of high quality customer services and overnight distribution capabilities. In addition to emphasizing its broad product line, extensive inventory, integrated systems and national distribution capabilities, the Company's marketing programs have relied upon two additional major components. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers that are usually custom imprinted with each reseller's name and sold to these resellers who, in turn, distribute the catalogs to their customers. Second, the Company provides its resellers with a variety of dealer support and marketing services, including electronic commerce options, promotional programs and pricing services. These services are designed to aid the reseller in differentiating itself from its competitors by addressing the needs of the end-user's procurement process.

Substantially all of the Company's 35,000 SKUs are sold through its comprehensive general line catalog, promotional pieces and specialty catalogs for the office products, computer supplies, office furniture, facilities management supplies and other specialty markets. The Company produces the following annual catalogs: General Line Catalog; Office Furniture Catalog featuring furniture and accessories; Universal Catalog promoting the Company's private-brand merchandise; Computer Supplies and Accessories Catalog offering information technology supplies, accessories and furniture; Computer Products Catalog promoting specialized information technology products; Facility Supplies Catalog featuring food service, warehouse, mailroom supplies and products and supplies used for meetings and presentations; and the Lagasse Catalog offering janitorial and sanitation supplies. In addition, the Company produces the following quarterly promotional catalogs: Action 2000, featuring over 1,000 high-volume commodity items, and Computer Concepts, featuring computer supplies, peripherals, accessories and furniture. The Company also produces separate quarterly flyers covering general office supplies, office furniture and Universal-TM- products. The majority of the expenses related to the production of such catalogs is borne by the Company's suppliers. Because commercial dealers, contract stationers and retail dealers typically distribute only one wholesaler's catalogs in order to streamline and concentrate order entry, the Company attempts to maximize the distribution of its catalogs by offering advertising credits to resellers, which can be used to offset the cost of catalogs. Also, the Company offers an electronic catalog available through an Internet-based ordering systems which are linked to its web-based catalog (www.unitedstationers.com).

The Company also offers to its resellers a variety of electronic order entry systems and business management and marketing programs. For instance, the Company maintains electronic data interchange systems that link the Company to selected resellers and interactive order systems that link the Company to selected resellers and such resellers to the ultimate end user. In addition, the Company's electronic order entry systems allow the reseller to forward its customers' orders directly to the Company, resulting in the delivery of pre-sold products to the reseller or directly to the reseller's customer. The Company estimates that in 1998, it received approximately 80% of its orders electronically.

In addition to marketing its products and services through the use of its catalogs, the Company employs a sales force of approximately 140 field salespersons and a telemarketing staff of 180 people. The sales force is responsible for sales and service to resellers with which the Company has an existing relationship, as well as for establishing new relationships with additional resellers.

DISTRIBUTION

The Company has a network of 40 business products regional distribution centers located in 36 metropolitan areas in 25 states in the United States, most of which carry the Company's full line of inventory. The Company also maintains 19 Lagasse distribution centers that carry a full line of janitorial and sanitation supplies and six Azerty distribution centers that carry information technology supplies. The Company supplements its regional distribution centers with 25 local distribution points throughout the United States that serve as reshipment points for orders filled at the regional distribution centers. The Company utilizes more than 400 trucks, substantially all of which are contracted for by the Company, to enable direct delivery from the regional distribution centers and local distribution points to resellers.

The Company's distribution capabilities are aided by its proprietary, computer-driven inventory locator system. If a reseller places an order for an item that is out of stock at the Company location which usually serves the particular reseller, the Company's system will automatically search for the item at alternative distribution centers. If the item is available at an alternative location, the system will automatically forward the order to that alternate location, which will then coordinate shipping with the primary facility and, for the majority of resellers, provide a single on-time delivery. The system effectively provides the Company with added inventory support that enables it to provide higher service levels to the reseller, to reduce back orders and to minimize time spent searching for merchandise substitutes, all of which contribute to the Company's high order fill rate and efficient levels of inventory.

Another service offered by the Company to resellers is its "wrap and label" program, that offers resellers the option to receive individually packaged orders customized to meet the needs of specific end users. For example, when a reseller receives orders from several individual end users, the Company can group and wrap the items separately identifying the specific end user so that the reseller need only deliver the package. The "wrap and label" program is attractive to resellers because it eliminates the need to break down case shipments and to repackage the orders before delivering them to the end user. The Company also can ship orders directly to end users on behalf of resellers.

PURCHASING AND MERCHANDISING

As the largest business products wholesaler in North America, the Company qualifies for substantial volume allowances and can realize significant economies of scale. The Company obtains products from over 500 manufacturers, for many of whom the Company believes it is a significant customer. In 1998, no supplier accounted for more than 17% of the Company's aggregate purchases. As a centralized function, the Company's merchandising departments interview and select suppliers and products for inclusion in the catalogs. Selection is based upon end-user acceptance and demand for the product and the manufacturer's total service, price and product quality offering.

COMPETITION

The Company competes with office products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, computer supplies and related items, and facility management supplies. Competition between the Company and manufacturers is based primarily upon net pricing, minimum order quantity and product availability. Although manufacturers may provide lower prices to resellers than the Company does, the Company's marketing and catalog programs, combined with speed of delivery and its ability to offer resellers a broad line of business products from multiple manufacturers on a "one-stop shop" basis and with lower minimum order quantities, are important factors in enabling the Company to compete effectively. Manufacturers typically sell their products through a variety of distribution channels, including wholesalers and resellers.

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

Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end users. As a result, purchasers of commodity-type office products have become extremely price sensitive, and therefore, the Company has increased its efforts to market to resellers the continuing advantages of its competitive strengths (as compared to those of manufacturers and other wholesalers).

EMPLOYEES

As of December 31, 1998, the Company employed approximately 6,100 persons.

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

ITEM 2.   PROPERTIES

The Company considers its properties to be suitable and adequate for their intended uses. The Company continually evaluates its properties to ensure that they provide for peak efficiency to maximize customer satisfaction and economies of scale. These properties consist of the following:

EXECUTIVE OFFICES. The Company's office facility in Des Plaines, Illinois has approximately 135,800 square feet of office and storage space. In addition, the Company leases approximately 50,000 square feet of office space located in Mt. Prospect, Illinois, approximately 28,000 square feet of office space in Orchard Park, New York (not including approximately 20,000 square feet of warehouse space), and approximately 22,000 square feet of office space in Harahan, Louisiana (not including approximately 61,000 square feet of warehouse space).

DISTRIBUTION CENTERS. The Company presently has more than 9.0 million square feet of warehouse space in 40 business products distribution centers, 19 janitorial and sanitary supply distribution centers and 6 information technology distribution centers. The Company also operates 25 local distribution points. The following table sets forth information regarding the Company's principal leased and owned distribution centers:

                                                                                       Approx. Square Feet
                                                                                    -------------------------
  State/Country                 City                 Metropolitan Area Served         Owned         Leased
------------------    --------------------------    ---------------------------     ---------     -----------
Arizona               Tempe                         Phoenix                            -----         153,800
California            City of Industry (1) /
                      Santa Fe                      Los Angeles                      344,500         205,400
                        Springs
                      Sacramento / Union City /     Sacramento / San
                        Visalia                       Francisco / Oakland              -----         475,600

Colorado              Denver / Aurora               Denver                           104,200         180,900
Florida               Miami / Dania /
                        Ft. Lauderdale              Miami                              -----         202,100
                      Jacksonville                  Jacksonville                     150,000           -----
                      Tampa                         Tampa                            128,000          30,000
Georgia               Atlanta / Norcross            Atlanta                          372,000          54,400
Illinois              Carol Stream / Forest
                      Park / Glendale Heights       Chicago                          222,300         305,500
                      Greenville                    St. Louis                        210,000           -----
Indiana               Fort Wayne                    Fort Wayne                         -----          75,000
                      Indianapolis                  Indianapolis                     128,000          41,600
Louisiana             Harahan (1)                   New Orleans                        -----         165,900
Maryland              Harmans                       Baltimore / Wash., D.C.          324,000         123,100
Massachusetts         Woburn / Sharon               Boston                           309,000         115,700
Mexico                Mexico City                   Mexico City                        -----           4,000
                      Monterrey                     Monterrey                          -----           1,300
Michigan              Livonia / Van Buren           Detroit                          229,700          86,500
Minnesota             Eagan / Brooklyn Park         Minneapolis / St. Paul           338,000           -----
Missouri              Kansas City                   Kansas City                        -----          95,200
New Jersey            Edison                        New York                         257,600         289,700
                      Pennsauken                    Philadelphia                     231,000          25,300
New York              Coxsackie                     Albany                           257,600           -----
                      Orchard Park                  New York                           -----          48,000
North Carolina        Charlotte                     Charlotte                        104,000          92,000
Ohio                  Cincinnati                    Cincinnati                       108,800           -----
                      Columbus                      Columbus                           -----         171,700
                      Twinsburg / Valley View       Cleveland                        206,100         165,000
Oklahoma              Tulsa                         Tulsa                             52,600          22,500
Oregon                Portland                      Portland                           -----         106,500
Pennsylvania          Pittsburgh / Chambersburg     Pittsburgh / Baltimore             -----         197,200
Tennessee             Memphis                       Memphis                            -----          78,300
                      Nashville                     Nashville                          -----         191,300
Texas                 Dallas (1)                    Dallas / Fort Worth              223,200         231,900
                      Houston                       Houston                            -----         269,000
                      Lubbock                       Lubbock                            -----          58,800
                      San Antonio                   San Antonio                        -----          94,900
Utah                  Salt Lake City                Salt Lake City                     -----         167,600
Washington            Tukwila / Kent                Seattle                            -----         181,500
Wisconsin             Milwaukee                     Milwaukee                         67,300           -----

(1)     A portion of such property is subleased to a third party.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company's stockholders was held on November 5, 1998 for the purpose of considering approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock, par value $0.10 per share, from 40,000,000 shares to 100,000,000 shares and the number of shares of undesignated Preferred Stock, par value $0.01 per share, from 1,500,000 shares to 15,000,000 shares.

The tabulation of the votes was as follows:

         For           Against       Abstain       Not Voted
      ----------      ---------      -------       ---------
      20,995,840      8,550,958      16,676        7,245,024


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                                                        Income (Loss)
                                                             Income (Loss)                Per Share
                                                                Before         Net          Before           Net Income
                                      Net         Gross      Extraordinary    Income     Extraordinary         (Loss)
                                     Sales        Profit         Item         (Loss)      Item (1) (2)   Per Share (1) (2)
                                  ----------    ----------   ------------   ----------  ---------------  -----------------
YEAR ENDED DECEMBER 31, 1998
First Quarter                     $  712,517    $  123,062    $   15,091    $   15,091     $   0.44         $   0.44
Second Quarter (3)                   751,966       125,890         7,229         1,322         0.21             0.04
Third Quarter                        795,407       136,275        19,879        19,879         0.52             0.52
Fourth Quarter                       799,276       144,011        21,726        21,726         0.58             0.58
                                  ----------    ----------    ----------    ----------
Totals (3)                        $3,059,166    $  529,238    $   63,925    $   58,018         1.76             1.60
                                  ----------    ----------    ----------    ----------
                                  ----------    ----------    ----------    ----------

YEAR ENDED DECEMBER 31, 1997
First Quarter                     $  635,021    $  108,742    $   10,009    $   10,009     $   0.33         $   0.33
Second Quarter                       610,041       104,734         9,870         9,870         0.32             0.32
Third Quarter                        650,912       114,442        11,867        11,867         0.37             0.37
Fourth Quarter (4)                   662,161       118,013       (23,558)      (29,442)       (0.76)(5)        (0.95)(5)
                                  ----------    ----------    ----------    ----------
Totals  (4)                       $2,558,135    $  445,931    $    8,188    $    2,304         0.22             0.03
                                  ----------    ----------    ----------    ----------
                                  ----------    ----------    ----------    ----------

(1) As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not equal earnings per share for the total year.

(2) Earnings per share reflect a two-for-one stock split in the form of a 100% Common Stock dividend paid September 28, 1998.

(3) The second quarter and the year ended December 31, 1998, reflect a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements included elsewhere herein) and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7 to the Consolidated Financial Statements included elsewhere herein).

(4) The fourth quarter and year ended December 31, 1997, reflect a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (see Notes 1 and 11 to the Consolidated Financial Statements included elsewhere herein) and a cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements included elsewhere herein). In addition, during the fourth quarter of 1997, the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (see Note 1 to the Consolidated Financial Statements included elsewhere herein).

(5) Net loss per common share during the fourth quarter of 1997 is calculated using only the weighted average number of common shares outstanding.


                           QUARTERLY STOCK PRICE DATA

The Company's Common Stock is quoted through the Nasdaq National Market System under the symbol "USTR." The following table sets forth on a per share basis, for the periods indicated, the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq National Market System. All stock price information reflects a two-for-one stock split in the form of a 100% Common Stock dividend paid September 28, 1998.

                                       High                 Low
                                      ------               ------
        1997
        --------------
        First Quarter                 $10.88               $ 9.38
        Second Quarter                 13.75                 9.50
        Third Quarter                  19.13                11.94
        Fourth Quarter                 24.32                18.63


                                       High                 Low
                                      ------               ------
        1998
        --------------
        First Quarter                 $32.66               $21.94
        Second Quarter                 32.38                26.56
        Third Quarter                  36.00                23.88
        Fourth Quarter                 30.19                22.50

On March 15, 1999, there were approximately 970 holders of record of Common
Stock.

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid cash dividends and does not anticipate declaring cash dividends on its Common Stock in the foreseeable future. Furthermore, as a holding company, the ability of United to pay cash dividends in the future depends upon the receipt of dividends or other payments from its operating subsidiary, USSC. The payment of dividends by USSC is subject to certain restrictions imposed by the Company's debt agreements. See Note 7 to the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is the selected historical consolidated financial data for the Company. Although United was the surviving corporation in the Merger, the Acquisition was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. Therefore, the income statement, operating, and other data for the year ended December 31, 1995, reflect the financial information of Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995.

THE COMPANY/ASSOCIATED

The selected consolidated financial data for the year ended December 31, 1994 was derived from the Consolidated Financial Statements of Associated. The selected consolidated financial data of the Company for the years ended December 31, 1998, 1997, 1996 and 1995 (which for Income Statement, Operating, and Other Data includes Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995) have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. All selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

                                                                                 The Company
                                            ----------------------------------------------------------------------------------
                                                                           Years Ended December 31,
                                            ----------------------------------------------------------------------------------
                                               1998                1997              1996              1995             1994
                                            -----------         ----------        ----------        ----------        --------
                                                                 (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales                                   $ 3,059,166         $2,558,135        $2,298,170        $1,751,462        $470,185
Cost of goods sold                            2,529,928          2,112,204         1,907,209         1,446,949         382,299
                                            -----------         ----------        ----------        ----------        --------
   Gross profit                                 529,238            445,931           390,961           304,513          87,886
Operating expenses:
   Warehousing, marketing and
      administrative expenses                   359,875            311,002           277,957           246,956(1)       69,765
   Non-recurring charges                         13,852(2)          64,698(3)            - -               - -             - -
                                            -----------         ----------        ----------        ----------        --------
Total operating expenses                        373,727            375,700           277,957           246,956(1)       69,765
                                            -----------         ----------        ----------        ----------        --------
Income from operations                          155,511             70,231           113,004            57,557          18,121
Interest expense, net                            36,301             53,511            57,456            46,186           7,725
Other expense                                     8,221(4)             - -               - -               - -             - -
                                            -----------         ----------        ----------        ----------        --------
   Income before income taxes
     and extraordinary item                     110,989             16,720            55,548            11,371          10,396
Income taxes                                     47,064              8,532            23,555             5,128           3,993
                                            -----------         ----------        ----------        ----------        --------
   Income before extraordinary
     item                                        63,925              8,188            31,993             6,243           6,403
   Extraordinary item - loss on
     early retirement of debt, net of
     tax benefit of $3,970 in 1998,
     $3,956 in 1997, and $967 in 1995            (5,907)            (5,884)              - -            (1,449)            - -
                                            -----------         ----------        ----------        ----------        --------
Net income                                  $    58,018         $    2,304        $   31,993        $    4,794        $  6,403
                                            -----------         ----------        ----------        ----------        --------
                                            -----------         ----------        ----------        ----------        --------
Net income attributable to
   common stockholders                      $    58,018         $      776        $   30,249        $    2,796        $  4,210
                                            -----------         ----------        ----------        ----------        --------
                                            -----------         ----------        ----------        ----------        --------
Net income per common
 share - assuming dilution (5)
      Income before extraordinary item      $      1.76         $     0.22        $     1.01        $     0.17        $   0.26
      Extraordinary item                          (0.16)             (0.19)              - -             (0.06)            - -
                                            -----------         ----------        ----------        ----------        --------
      Net income                            $      1.60         $     0.03        $     1.01        $     0.11        $   0.26
                                            -----------         ----------        ----------        ----------        --------
                                            -----------         ----------        ----------        ----------        --------
Cash dividends declared per
   common share                             $       - -         $      - -        $      - -        $      - -        $    - -
OPERATING AND OTHER DATA:
EBITDA (6)                                      182,449             96,272           139,046            81,241          23,505
EBITDA margin (7)                                   6.0%(8)            3.8%(9)           6.1%              4.6%(10)        5.0%
Depreciation and
   amortization (11)                        $    26,938         $   26,041        $   26,042        $   23,684        $  5,384
Capital expenditures                             24,616             12,991            (2,886)(12)        8,017             554

                                                                   The Company
                                      ----------------------------------------------------------------------
                                                            Years Ended December 31,
                                      ----------------------------------------------------------------------
                                        1998(13)     1997 (14)         1996        1995 (15)         1994
                                      -----------  ------------     ----------   -------------    ----------
                                                  (dollars in thousands, except per share data)
OPERATING RESULTS BEFORE CHARGES:
Income from operations                $ 169,363     $  134,929      $ 113,004      $  67,316      $  18,121
Net income attributable to
    common stockholders                  72,212         45,364         30,249         10,081          4,210
Net income per common
    share - assuming dilution (5)          2.00           1.47           1.01           0.40           0.26
EBITDA                                  196,301        160,970        139,046         91,000         23,505
EBITDA margin                               6.4%           6.3%           6.1%           5.2%           5.0%


                                                                      As of December 31,
                                       ------------------------------------------------------------------------------
                                          1998                1997            1996            1995            1994
                                       ----------          ----------      ----------      ----------      ----------
                                                                     (dollars in thousands)
BALANCE SHEET DATA:
Working capital                        $  357,024(16)      $  451,449      $  404,973      $  355,465      $   56,454
Total assets                            1,166,991(16)       1,148,021       1,109,867       1,001,383         192,479
Total debt and capital lease (17)         315,384             537,135         600,002         551,990          64,623
Redeemable preferred stock                    - -                 - -          19,785          18,041          23,189
Redeemable warrants                           - -                 - -          23,812          39,692           1,650
Total stockholders' equity                370,563             223,308          75,820          30,024          24,775

(1) Includes a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) for the year ended December 31, 1995.

(2) In the second quarter of 1998, the Company recognized a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of the remaining payments and prepaid expense under a contract for computer services from a vendor. See Note 1 to the Consolidated Financial Statements included elsewhere herein.

(3) In the fourth quarter of 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (see Notes 1 and 11 to the Consolidated Financial Statements included elsewhere herein) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements included elsewhere herein).

(4) Represents the loss on the sale of certain trade accounts receivable through an asset-backed securitization program and the loss on the sale of certain capital assets. See Note 5 to the Consolidation Financial Statements included elsewhere herein.

(5) Earnings per share reflect a two-for-one stock split in the form of a 100% Common Stock paid September 28, 1998.

(6) EBITDA excluding non-recurring charges would have been $196.3 million and $161.0 million for 1998 and 1997, respectively. EBITDA is defined as earnings before interest, taxes, depreciation and amortization and extraordinary item and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(7)  EBITDA margin represents EBITDA as a percent of net sales.

(8)  EBITDA margin would have been 6.4% excluding the non-recurring charge.

(9)  EBITDA margin would have been 6.3% excluding the non-recurring charges.

(10) EBITDA margin would have been 5.2% excluding the restructuring charge.

(11) Excludes amortization related to deferred financing costs, which is a component of interest expense.

(12) Includes $11.1 million of proceeds from the sale of property, plant and equipment.

(13) In the second quarter of 1998, the Company recognized a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of the remaining payments and prepaid expense under a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements included elsewhere herein). In addition, during the second quarter of 1998 the Company recorded an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7 to the Consolidated Financial Statements included elsewhere herein).

(14) In the fourth quarter of 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (see Notes 1 and 11 to the Consolidated Financial Statements included elsewhere herein) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements included elsewhere herein). In addition, during the fourth quarter of 1997 the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to early retirement of debt (see Note 1 to the Consolidated Financial Statements included elsewhere herein).

(15) During 1995, the Company recorded a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and an extraordinary loss of $2.4 million ($1.4 million net of tax benefit of $1.0 million) related to early retirement of debt.

(16) Excludes $160.0 million of certain trade accounts receivable sold through an asset-backed securitization program. See Note 5 to the Consolidated Financial Statements included elsewhere herein.

(17) Total debt and capital lease include current maturities.


UNITED

The selected consolidated financial data of United (a predecessor of the Company) set forth below for the seven months ended March 30, 1995 (at which time United and Associated merged to create the Company) have been derived from the Consolidated Financial Statements of United which have been audited by Ernst & Young LLP, independent auditors. The selected financial data at and for the seven-month period ended March 31, 1994 are unaudited and in the opinion of management reflect all adjustments considered necessary for a fair presentation of such data. The selected consolidated financial data of United for the fiscal year ended August 31, 1994 have been derived from the audited Consolidated Financial Statements of United.

                                                                  UNITED
                                      -------------------------------------------------------------
                                               SEVEN MONTHS ENDED             TWELVE MONTHS ENDED
                                      ------------------------------------   ----------------------
                                           MARCH 30,          MARCH 31,            AUGUST 31,
                                             1995               1994                  1994
                                        -------------      ---------------        ------------

                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Net sales                                $  980,575          $  871,585            $1,473,024
Cost of sales                               814,780             717,546             1,220,245
                                         ----------          ----------            ----------
Gross profit on sales                       165,795             154,039               252,779
Operating expenses                          133,098             128,594               216,485
Merger-related costs                         27,780(1)              - -                   - -
                                         ----------          ----------            ----------
Income from operations                        4,917              25,445                36,294
Interest expense, net                         7,500               5,837                10,461
Other income, net                                41                 117                   225
                                         ----------          ----------            ----------
Income (loss) before income taxes            (2,542)             19,725                26,058
Income taxes                                  4,692               8,185                10,309
                                         ----------          ----------            ----------
Net income (loss)                        $   (7,234)         $   11,540            $   15,749
                                         ----------          ----------            ----------
                                         ----------          ----------            ----------

Net income (loss) per common
  share - assuming dilution              $    (0.39)         $     0.62            $     0.85

Cash dividends declared per share              0.30                0.30                  0.40

Operating and Other Data:
EBITDA(2)                                    17,553              37,665                57,755
EBITDA margin(3)                                1.8%                4.3%                  3.9%
Depreciation and amortization            $   12,595          $   12,103            $   21,236
Net capital expenditures                      7,764               4,287                10,499

Balance Sheet Data (at period end):
Working capital                             257,600             297,099               239,827
Total assets                                711,839             608,728               618,550
Total debt and capital leases(4)            233,406             227,626               155,803
Stockholders' investment                    233,125             243,636               246,010

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

(2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(3)  EBITDA margin represents EBITDA as a percentage of net sales.

(4)  Total debt and capital leases include current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K.

Information contained or incorporated by reference in this Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. The following matters and certain other factors noted throughout this Form 10-K constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly-competitive environment in which the Company operates, the integration of acquisitions, changes in end-users' traditional demands for business products, reliance by the Company on certain key suppliers, the effects on the Company of fluctuations in manufacturers' pricing, potential service interruptions, dependence on key personnel and general economic conditions. A description of these factors, as well as other factors which could affect the Company's business, is set forth in filings by the Company with the Securities and Exchange Commission, including the Company's Registration Statement filed on June 9, 1998. All forward-looking statements contained in this Form 10-K and/or any subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

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

COMMON STOCK DIVIDEND. All share and per share data reflect a two-for-one stock split in the form of a 100% Common Stock dividend paid September 28, 1998.

JUNE 1998 EQUITY OFFERING. In June 1998, United completed an offering of 4.0 million shares of Common Stock (the "June 1998 Equity Offering"), consisting of
3.0 million primary shares sold by United, and 1.0 million secondary shares sold by certain selling stockholders. The shares were priced at $27.00 per share, before underwriting discounts and commissions of $1.15 per share. The aggregate proceeds to United of approximately $77.6 million (before deducting expenses) were delivered to USSC and used to repay a portion of indebtedness under the Tranche A Term Loan Facility, which caused a permanent reduction of the amount borrowable thereunder.

United did not receive any of the proceeds from the sale of the 1.0 million shares of Common Stock offered by the selling stockholders, other than an aggregate of approximately $6.4 million paid by the selling stockholders upon exercise of employee stock options in connection with the June 1998 Equity Offering, which were delivered to USSC and applied to the repayment of indebtedness under the New Credit Facilities.

Subsequent to the closing of the June 1998 Equity Offering, the underwriters for the offering exercised an overallotment option to purchase an additional 0.4 million shares from United. The net proceeds to United of approximately $10.3 million from the sale were delivered to USSC and used to repay an additional portion of the indebtedness outstanding under the Tranche A Term Loan Facility.

In the second quarter of 1998, the Company recognized the following charges: a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements included elsewhere herein) and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7 to the Consolidated Financial Statements included elsewhere herein), (collectively "1998 Charges").

Net income attributable to common stockholders for the year ended December 31, 1998, before the 1998 Charges, was $72.2 million, up 59.0%, compared with $45.4 million, before the 1997 Charges (as defined). In 1998 diluted earnings per share, before the 1998 Charges, were $2.00 on 36.2 million weighted average shares outstanding, up 36.1%, compared with $1.47, before the 1997 Charges (as defined), on 30.8 million weighted average shares outstanding for the prior year.

AZERTY BUSINESS ACQUISITION. On April 3, 1998, the Company acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (collectively the "Azerty Business"), which comprised substantially all of the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. The aggregate purchase price paid by the Company for the Azerty Business was approximately $115.7 million (including fees and expenses). The acquisition was financed primarily through senior debt. The Azerty Business acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition, with the excess of cost over fair value of approximately $73.7 million allocated to goodwill. The financial information for the year ended December 31, 1998, includes nine months of the Azerty Business. The pro forma effects of this acquisition are not material.

OCTOBER 1997 EQUITY OFFERING. On October 9, 1997, the Company completed a 4.0 million share primary offering of Common Stock and a 6.8 million share secondary offering of Common Stock (the "October 1997 Equity Offering"). The shares were priced at $19.00 per share, before underwriting discounts and commissions of $0.95 per share. The aggregate net proceeds to the Company from this equity offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of approximately 2.2 million warrants into Common Stock were used to (i) redeem $50.0 million of the Company's 12.75% Senior Subordinated Notes and pay the redemption premium thereon of $6.4 million, (ii) pay fees related to the October 1997 Equity Offering, and (iii) reduce by $15.5 million the indebtedness under the Term Loan Facilities. The repayment of indebtedness resulted in an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and caused a permanent reduction of the amount borrowable under the Term Loan Facilities.

As a result of the October 1997 Equity Offering, the Company recognized the following charges in the fourth quarter of 1997: (i) a pre-tax non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (see Notes 1 and 11 to the Consolidated Financial Statements included elsewhere herein) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements included elsewhere herein), and
(ii) an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (see Note 1 to the Consolidated Financial Statements included elsewhere herein), (collectively "1997 Charges").

Net income attributable to common stockholders for the year ended December 31, 1997, before the 1997 Charges, was $45.4 million, up 50.3%, compared with $30.2 million in 1996. Diluted earnings per share, before the 1997 Charges, for 1997 were $1.47 on 30.8 million weighted average shares outstanding, up 45.3%, compared with $1.01 on 29.8 million weighted average shares outstanding for the prior year.

LAGASSE BROS., INC. ACQUISITION. On October 31, 1996, the Company acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse") for approximately $51.9 million. The acquisition was financed primarily through senior debt. The Lagasse acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition, with the excess of cost over fair value of approximately $39.0 million allocated to goodwill. The financial information for the year ended December 31, 1996, includes the results of Lagasse for November and December only. The pro forma effects of this acquisition are not material.

GENERAL INFORMATION

EMPLOYEE STOCK OPTIONS. The Management Equity Plan (the "Plan") is administered by the Board of Directors, although the Plan allows the Board of Directors of the Company to designate an option committee to administer the Plan. The Plan provides for the issuance of shares of Common Stock through the exercise of options, to key officers and management employees of the Company, either as incentive stock options or as non-qualified stock options.

In October 1997, the Company's stockholders approved an amendment to the Plan that provided for the issuance of approximately 3.0 million additional options to key management employees and directors of the Company. During 1998 and 1997, options of approximately 1.0 million and 0.5 million, respectively, were granted to management employees and directors with option exercise prices equal to fair market value.

In September 1995, the Company's Board of Directors approved an amendment to the Plan which provided for the issuance of options in connection with the Merger ("Merger Incentive Options") to key management employees of the Company exercisable for up to 4.4 million additional shares of its Common Stock. Subsequently, approximately 4.4 million options were granted during 1995 and 1996 to management employees. Some of the options were granted at an option exercise price below market value and the option exercise price of certain options increased by $0.31 on a quarterly basis effective April 1, 1996.

These Merger Incentive Options, which were performance-based, were granted to provide incentives to management with respect to the successful development of ASI and the integration of ASI with the Company. All Merger Incentive Options were vested and became exercisable with the completion of the October 1997 Equity Offering. All Common Stock issued from the exercise of Merger Incentive Options was subject to a six-month holding period that expired on April 10, 1998. In the fourth quarter of 1997, the Company was required to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise prices. Based on the closing stock price on October 10, 1997 of $19.56, and options outstanding as of October 10, 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million).

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NET SALES. Net sales increased 19.6%, on equivalent workdays, to $3.1 billion for 1998, compared with $2.6 billion for 1997. The Company experienced sales strength in all geographic regions and across all product categories. Specifically, the janitorial and sanitation products and computer consumables product categories experienced sales growth rates of 26% and 7%, respectively, during 1998.

Net sales for 1998 include nine months of incremental sales resulting from the April 1998 Azerty Acquisition. After adjusting for the acquisition, the Company achieved an organic net sales growth rate of 8.4%, on equivalent workdays.

The Company's organic net sales growth rate through February 1999 was up slightly over 1%. Strategic planning initiatives, which capitalize on the Company's core competencies, position the Company to achieve its long-term goal of top-line organic growth of 6% to 9%.

GROSS MARGIN. Gross margin declined to 17.3% in 1998, compared with 17.4% in 1997. This decrease is primarily the result of the blending in of the lower-margin computer consumables Azerty Business, which was substantially offset by the continuing shift away from lower-margin hardware items and a higher level of vendor allowances.

OPERATING EXPENSES. Operating expenses as a percent of net sales, before a non-recurring charge, declined to 11.8% in 1998, compared with 12.2%, before non-recurring charges, in 1997. This reduction represents the impact of combining the lower operating expense ratio from the Azerty Business with the Company's traditional operating expense ratio. The non-recurring charge, recorded in the second quarter of 1998, of $13.9 million ($8.3 million net of tax benefit of $5.6 million) was related to the write off of a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements included elsewhere herein). Non-recurring charges recorded in the fourth quarter of 1997 were $59.4 million (non-cash), (see Notes 1 and 11 to the Consolidated Financial Statements included elsewhere herein) and $5.3 million
(cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements included elsewhere herein). Operating expenses, as a percent of net sales, including the aforementioned charges, were 12.2% in 1998, compared with 14.7% in 1997.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales, before non-recurring charges in 1998 and 1997, increased to 5.5% in 1998 from 5.2% in 1997. Including the non-recurring charge, income from operations as a percent of net sales was 5.1% in 1998, compared with 2.7% in 1997.

INTEREST EXPENSE. Interest expense as a percent of net sales was 1.2% in 1998, compared with 2.1% in 1997. This reduction reflects the continued leveraging of fixed interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June 1998 Equity Offering, the Receivables Securitization Program (as defined), and the October 1997 Equity Offering. These transactions were partially offset by the acquisition of the Azerty Business in April of 1998 for a purchase price of approximately $115.7 million and the timely placement of $100.0 million of Senior Subordinated Notes at 8.375% in April of 1998.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 1998. This expense primarily represents the costs associated with the sale of certain trade accounts receivable through the Receivables

Securitization Program (as defined). These costs vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales, excluding the impact of the non-recurring charges in 1998 and 1997, increased to 4.0% in 1998 from 3.1% in 1997. Including the non-recurring charge, income before income taxes and extraordinary item as a percent of net sales was 3.6% in 1998, compared with 0.6% in 1997.

NET INCOME. Net income in 1998 and 1997 include an extraordinary item, loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million) and $9.8 million ($5.9 million net of tax benefit of $3.9 million), respectively (see Note 1 to the Consolidated Financial Statements included elsewhere herein). Net income as a percent of net sales, excluding the impact of the non-recurring charge and the extraordinary item, increased to 2.4% compared with 1.8% in 1997. Including the impact of the non-recurring charge and the extraordinary item, net income as a percent of net sales was 1.9% in 1998, compared with 0.1% in 1997.

In the second quarter of 1998, the Company recognized the following charges:
a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write-off of a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements included elsewhere herein) and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7 to the Consolidated Financial Statements included elsewhere herein), (collectively "1998 Charges").

FOURTH QUARTER RESULTS. Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 1998, the Company recorded a favorable net income adjustment of approximately $2.3 million related to the refinement of estimates recorded in the prior three quarters.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

NET SALES. Net sales increased 11.8%, on equivalent workdays, to $2.6 billion for 1997, compared with $2.3 billion for 1996. This increase represents strength in all geographic regions. Also, the Company's janitorial and sanitation products, office furniture and traditional office supplies experienced strong growth throughout the year.

Net sales for 1997 include 10 months of incremental sales related to the October 1996 acquisition of Lagasse Bros., Inc. Excluding the Lagasse acquisition, sales growth for 1997 was 8.8%.

GROSS MARGIN. Gross margin increased to 17.4% in 1997 from 17.0% in 1996. This increase reflects higher vendor rebates obtained by meeting higher purchase volume hurdles. In addition, the Company continued to see a shift in product mix toward higher margin items. Lower margin computer hardware declined as a percent of total sales.

OPERATING EXPENSES. Operating expenses as a percent of net sales, before non-recurring charges, remained nearly flat at 12.2% in 1997, compared with 12.1% in 1996. Non-recurring charges recorded in the fourth quarter of 1997 were $59.4 million (non-cash), (see Notes 1 and 11 to the Consolidated Financial Statements included elsewhere herein) and $5.3 million (cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements included elsewhere herein). During 1997, the Company accelerated certain discretionary expenditures that represent investments in the future, specifically, preparation for the Year 2000 computer system issues and investments related to strategic planning. In addition, the Company continues to improve warehouse and systems efficiencies to produce high levels of customer and consumer satisfaction. Operating expenses as a percent of net sales, including the aforementioned non-recurring charges, was 14.7% in 1997.

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

NET INCOME. Net income in 1997 includes an extraordinary item, loss on the early retirement of debt of $9.8 million ($5.9 million net of tax benefit of $3.9 million) or 0.2% of net sales (see Note 1 to the Consolidated Financial Statements included elsewhere herein). Net income as a percent of net sales, excluding the impact of non-recurring charges and early retirement of debt, increased to 1.8% in 1997 from 1.4% in 1996. Including non-recurring charges and extraordinary item, net income as a percent of net sales was 0.1% in 1997.

In the fourth quarter of 1997, the Company recognized the following charges: (i) pre-tax non-recurring charges of $59.4 million (non-cash), (see Note 11 to the Consolidated Financial Statements included elsewhere herein) and $5.3 million
(cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Note 13 to the Consolidated Financial Statements included elsewhere herein), and (ii) an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (see Note 1 to the Consolidated Financial Statements included elsewhere herein).

FOURTH QUARTER RESULTS. Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 1997, the Company recorded a favorable net income adjustment of approximately $2.9 million related to the refinement of estimates recorded in the prior three quarters.

LIQUIDITY AND CAPITAL RESOURCES

CREDIT AGREEMENT

At December 31, 1998, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $59.4 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility").

The Term Loan Facilities consisted initially of a $150.0 million Tranche A term loan facility ("Tranche A Facility") and a $100.0 million Tranche B term loan facility ("Tranche B Facility"). The Company repaid a substantial portion of the Tranche A Facility with proceeds from the June 1998 Equity Offering. Amounts outstanding under the Tranche A Facility are to be repaid in 21 quarterly installments ranging from $1.0 million at March 31, 1999 to $3.7 million at March 31, 2004. All amounts outstanding under the Tranche B Facility have been repaid as of April 15, 1998, with net proceeds from the sale of $100.0 million of 8.375% Senior Subordinated Notes (as defined) and from a portion of the proceeds generated from the sale of certain receivables under the Receivables Securitization Program (as defined).

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004 and $24.0 million was outstanding at December 31, 1998.

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of domestic direct and indirect subsidiaries of USSC, certain of the stock of Lagasse and Azerty, and certain of the foreign and direct and indirect subsidiaries of USSC (excluding USS Receivables Company, Ltd.) and security interests and liens upon all accounts receivable, inventory, contract rights and certain real property of USSC and its domestic subsidiaries other than accounts receivables sold in connection with the Receivables Securitization Program.

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range, with the rate based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Tranche A Facility and Revolving Credit Facility bear interest at prime to prime plus 0.75%, or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus 1.00% to 2.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. At December 31, 1998, the Company was in compliance with all covenants contained in the Credit Agreement.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as an addition or a reduction to interest expense. At December 31, 1998, the Company had interest rate collar agreements expiring October 1999 on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0%. For the years ended December 31, 1998, 1997, and 1996, the Company recorded $0.2 million, $0.6 million, and $0.9 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

Management believes that the Company's cash on hand, anticipated funds generated from operations and available borrowings under the Credit Agreement, will be sufficient to meet the short-term (less than 12 months) and long-term operating and capital needs of the Company as well as to service its debt in accordance with its terms. There is, however, no assurance that this will be accomplished.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indentures governing the Notes contain restrictions on the ability of USSC to transfer cash to United.

12.75% SENIOR SUBORDINATED NOTES

The 12.75% Senior Subordinated Notes ("12.75% Notes") originally were issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of December 31, 1998, the aggregate outstanding principal amount of the 12.75% Notes was $100.0 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.


8.375% SENIOR SUBORDINATED NOTES

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of December 31, 1998, the aggregate outstanding principal amount of the 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.


RECEIVABLES SECURITIZATION PROGRAM

On April 3, 1998, in connection with the refinancing of its credit facilities, the Company entered into a $163.0 million Receivables Securitization Program pursuant to which the Company sells its eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company, which in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain eligible receivables on April 3, 1998. These proceeds were used to repay a portion of the Tranche B Facility and certain other indebtedness under the Credit Agreement. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income, included elsewhere herein, under the caption Other Expense.

The Chase Manhattan Bank acts as funding agent and, with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of December 31, 1998, exclude approximately $160.0 million of accounts receivable sold to the Receivables Company.

CASH FLOW INFORMATION

The statements of cash flows for the Company for the periods indicated is summarized below:

                                                                 Years Ended December 31,
                                                        -------------------------------------------
                                                           1998             1997            1996
                                                        -----------     -----------     -----------
                                                                  (dollars in thousands)
Net cash provided by operating activities                $ 290,866       $  41,768       $   1,609
Net cash used in investing activities                     (140,356)        (12,991)        (49,871)
Net cash (used in) provided by financing activities       (143,839)        (27,029)         47,221

Net cash provided by operating activities for 1998 increased to $290.9 million from $41.8 million in 1997. This increase was due to the sale of certain accounts receivable totaling $160.0 million, higher net income (before non-recurring charges), an increase in accounts payable of $22.7 million, an increase in deferred taxes of $20.5 million, and a $35.5 million decrease in inventory partially offset by a $18.2 million increase in other assets. Net cash provided by operating activities for 1997 increased to $41.8 million from $1.6 million in 1996. This change was due to slower inventory growth of $23.0 million, higher net income (before non-recurring charges), and an increase in accrued liabilities of $35.2 million, partially offset by a $21.4 million decline in deferred tax expense and a $38.0 million decline in accounts payable.

Net cash used in investing activities during 1998 was $140.4 million compared with $13.0 million in 1997. The increase was due to the acquisition of Azerty, Inc. on April 3, 1998, and an increase in capital expenditures of $11.7 million. Net cash used in investing activities during 1997 was $13.0 million compared with $49.9 million in 1996. The decrease was due to the acquisition of Lagasse Bros., Inc. on October 31, 1996, offset by the collection of $11.1 million in 1996 from the successful sale of closed facilities and related equipment.

Net cash used in financing activities during 1998 was $143.8 million compared with $27.0 million in 1997. This increase was the result of the financing required to purchase the Azerty Business, the additional payment of $8.4 million for employee withholding tax related to stock option exercises, and changes to working capital requirements partially offset by the net proceeds from the timely placement of $100.0 million 8.375% Notes, and the incremental proceeds of $27.8 million from the issuance of Common Stock. Net cash used in financing activities in 1997 was $27.0 million compared with net cash provided of $47.2 million in 1996. The decrease was due to a $50.0 million partial redemption of the Company's 12.75% Notes, a reduction of indebtedness under the Term Loan Facilities of $15.5 million, redemption of Series A and C Preferred Stock of $21.2 million and a $8.5 million payment related to employee income tax withholding for stock option exercises offset by proceeds of $72.2 million (before deducting expenses) related to the issuance of 4.0 million shares of Common Stock, and additional borrowings under the revolver of $49.0 million during 1997, compared with additional borrowings of $22.0 million in 1996.

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

INFLATION/DEFLATION AND CHANGING PRICES

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes to be sufficient to satisfy the anticipated needs of its customers based upon historic buying practices and market conditions. Although the Company historically has been able to pass through manufacturers' price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company's customers. Conversely, when manufacturers' prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. Changes in the prices paid by the Company for its products therefore could have a material adverse effect on the Company's net sales, gross margins and net income.


YEAR 2000 MODIFICATIONS

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

In 1996, the Company began to address the year 2000 problem (that is, the fact that some systems may fail or produce inaccurate results using dates in or around the year 2000). The Company formed a year 2000 task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to the year 2000 problem. The Company believes that it completed the remediation of its mission-critical IT applications software in December 1998 and is scheduled to complete an end-to-end test of its IT systems by September 1999. The Company is assessing the effect of the year 2000 problem on its non-IT systems and intends to replace non-IT systems as necessary to become year 2000 ready by December 1999.

The Company also is working with its customers and suppliers to determine whether the year 2000 problem will have an adverse effect on the Company's relationships with them. Beginning with the Company`s catalog for

1999, the Company's product suppliers have assured the Company that their products will be year 2000 ready. However, the Company does not control its suppliers and relies on a variety of utilities, telecommunications companies and other suppliers in order to continue its business.

The Company is analyzing its business to identify its most reasonably likely worst case scenario and is developing contingency plans to address the risks created by the year 2000 problem. These plans include procuring alternative suppliers, when available, when the Company is able to conclude that an existing supplier will not be year 2000 ready. The Company is scheduled to complete these contingency plans by July 1999.

The Company's year 2000 remediation utilizes both internal and external resources. During 1998 and 1997 the Company incurred approximately $1.5 million and $1.4 million, respectively, related to this issue and expects to incur an additional $1.0 million to $1.5 million of such expenses over the next year. Funding for year 2000 expenses will be generated from on-going operations and available borrowings under the Credit Agreement.

There can be no assurance that year 2000 remediation by the Company or third parties will be properly and timely completed and failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects to it of the year 2000 issue, which depends on numerous uncertainties such as: (i) whether major third parties address this issue properly and timely and (ii) whether broad-based or systemic economic failures may occur. The Company currently is unaware of any events, trends, or condition regarding this issue that may have a material effect on the Company's results of operations, liquidity, and financial position. If the year 2000 issue is not resolved by January 1, 2000, the Company's results of operations or financial condition could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at December 31, 1998, of $315.4 million and $160.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 43% of the outstanding debt and Receivables Exposure is priced at interest rates that are fixed. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an approximate $1.4 million annualized increase or decrease in interest expense, loss on the sale of certain accounts receivable and cash flows. The Company has entered into interest rate collar agreements, under which the interest rates on $200.0 million of floating rate debt can vary between LIBOR rates of 5.2% and 8.0% (see Note 7 to the Consolidated Financial Statements included elsewhere herein.) The Company will from time to time enter into interest rate swaps or collars on its debt. The Company does not use derivative financial or commodity instruments for trading purposes. Typically, the use of such derivative instruments is limited to interest rate swaps or collars on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso, Canadian Dollar, Italian Lira, as well as product purchases from Asian countries currently paid in U.S. dollars. Many of the products which the Company sells in Mexico and Canada are purchased in U.S. dollars while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to the Company's financial position, results of operations and cash flows. The Company has not previously hedged these transactions, but is considering such a program, and may enter into such transactions when it believes there is a clear financial advantage to do so.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth on the following pages are the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows of the Company for the years ended December 31, 1998, 1997 and 1996, and the Consolidated Balance Sheets of the Company as of December 31, 1998 and 1997.

REPORT OF INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                         /s/ERNST & YOUNG LLP



Ernst & Young LLP
Chicago, Illinois
January 26, 1999,
except for Note 18, as to which the date is March 17, 1999

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)

                                                                      YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------

                                                              1998              1997              1996
                                                           -----------       -----------       -----------
NET SALES                                                  $ 3,059,166       $ 2,558,135       $ 2,298,170
COST OF GOODS SOLD                                           2,529,928         2,112,204         1,907,209
                                                           -----------       -----------       -----------
    Gross profit                                               529,238           445,931           390,961

OPERATING EXPENSES:
    Warehousing, marketing and
       administrative expenses                                 359,875           311,002           277,957

    Non-recurring charges                                       13,852            64,698               - -
                                                           -----------       -----------       -----------

    Total operating expenses                                   373,727           375,700           277,957
                                                           -----------       -----------       -----------

    Income from operations                                     155,511            70,231           113,004

INTEREST EXPENSE                                                36,301            53,511            57,456
OTHER EXPENSE                                                    8,221               - -               - -
                                                           -----------       -----------       -----------

    Income before income taxes and extraordinary item          110,989            16,720            55,548

INCOME TAXES                                                    47,064             8,532            23,555
                                                           -----------       -----------       -----------
    Income before extraordinary item                            63,925             8,188            31,993

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT
    OF DEBT (net of tax benefit of $3,970 in 1998 and
    $3,956 in 1997)                                             (5,907)           (5,884)              - -
                                                           -----------       -----------       -----------

NET INCOME                                                      58,018             2,304            31,993

PREFERRED STOCK DIVIDENDS ISSUED AND ACCRUED                       - -             1,528             1,744
                                                           -----------       -----------       -----------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS             $    58,018       $       776       $    30,249
                                                           -----------       -----------       -----------
                                                           -----------       -----------       -----------

NET INCOME PER COMMON SHARE:
    Income before extraordinary item                       $      1.84       $      0.26       $      1.24
    Extraordinary item                                           (0.17)            (0.23)              - -
                                                           -----------       -----------       -----------
    Net income per common share                            $      1.67       $      0.03       $      1.24
                                                           -----------       -----------       -----------
                                                           -----------       -----------       -----------

    Average number of common shares (in thousands)              34,680            26,128            24,410
                                                           -----------       -----------       -----------
                                                           -----------       -----------       -----------

NET INCOME PER COMMON SHARE - ASSUMING DILUTION:
    Income before extraordinary item                       $      1.76       $      0.22       $      1.01
    Extraordinary item                                           (0.16)            (0.19)              - -
                                                           -----------       -----------       -----------
    Net income per common share                            $      1.60       $      0.03       $      1.01
                                                           -----------       -----------       -----------
                                                           -----------       -----------       -----------

    Average number of common shares (in thousands)              36,171            30,760            29,846
                                                           -----------       -----------       -----------
                                                           -----------       -----------       -----------


    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                            AS OF DECEMBER 31,
                                                      ---------------------------
                                                         1998             1997
                                                      -----------     -----------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                             $    19,038     $    12,367

Accounts receivable, less allowance for doubtful
    accounts of $9,775 in 1998 and $7,071 in 1997         203,467         311,920

Inventories                                               554,940         511,555

Other                                                      21,293          14,845
                                                      -----------     -----------

TOTAL CURRENT ASSETS                                      798,738         850,687



PROPERTY, PLANT AND EQUIPMENT, AT COST

Land                                                       21,857          21,857

Buildings                                                  95,944         101,322

Fixtures and equipment                                    148,658         113,037

Leasehold improvements                                      1,508           1,026
                                                      -----------     -----------

Total property, plant and equipment                       267,967         237,242

Less - accumulated depreciation and amortization           98,907          72,699
                                                      -----------     -----------

NET PROPERTY, PLANT AND EQUIPMENT                         169,060         164,543

GOODWILL                                                  181,009         111,852

OTHER                                                      18,184          20,939
                                                      -----------     -----------

TOTAL ASSETS                                          $ 1,166,991     $ 1,148,021
                                                      -----------     -----------
                                                      -----------     -----------



    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                 AS OF DECEMBER 31,
                                                                           -----------------------------
                                                                               1998              1997
                                                                           -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                           $   301,952       $   236,475

Accrued expenses                                                               111,741           107,935

Accrued income taxes                                                            20,312            10,561

Current maturities of long-term debt                                             7,709            44,267
                                                                           -----------       -----------

TOTAL CURRENT LIABILITIES                                                      441,714           399,238

DEFERRED INCOME TAXES                                                           26,223            19,383

LONG-TERM DEBT                                                                 307,675           492,868

OTHER LONG-TERM LIABILITIES                                                     20,816            13,224

STOCKHOLDERS' EQUITY

Common Stock (voting), $0.10 par value; 100,000,000 and 40,000,000, respectively, authorized; 36,912,173 and 31,810,546, respectively,
   issued and outstanding                                                        3,691             3,181

Capital in excess of par value                                                 303,330           213,260

Retained earnings                                                               64,853             7,085

Accumulated translation adjustment                                              (1,311)             (218)
                                                                           -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                                                     370,563           223,308
                                                                           -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,166,991       $ 1,148,021
                                                                           -----------       -----------
                                                                           -----------       -----------


   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  Redeemable Preferred Stock
                                                          --------------------------------------------
                                                                                                              Redeemable
                                                              A                C               Total           Warrants
                                                          --------         ---------         ---------       ------------
DECEMBER 31, 1995                                          $7,437           $10,604           $18,041           $39,692

   Net Income                                                 - -               - -               - -               - -

   Unrealized translation adjustment                          - -               - -               - -               - -
      Comprehensive income                                    - -               - -               - -               - -

   Preferred stock dividends                                  649             1,095             1,744               - -
   Reduction of warrants to fair market value                 - -               - -               - -           (15,880)
   Decrease in value of stock option grants                   - -               - -               - -               - -
                                                           ------           -------           -------           -------

DECEMBER 31, 1996                                           8,086            11,699            19,785            23,812

   Net income                                                 - -               - -               - -               - -
   Unrealized translation adjustment                          - -               - -               - -               - -
      Comprehensive income                                    - -               - -               - -               - -

   Stock dividends issued                                     489               898             1,387               - -
   Redemption of Series A and
     Series C preferred stock                              (8,575)          (12,597)          (21,172)              - -
    Accretion of lender warrants
      to fair market value                                    - -               - -               - -            23,254
   Increase in value of stock option grants                   - -               - -               - -               - -
   Compensation associated with stock options                 - -               - -               - -               - -
   Conversions of redeemable
     warrants into common stock                               - -               - -               - -           (47,066)
   Issuance of common stock,
     net of offering expenses                                 - -               - -               - -               - -
   Stock options exercised                                    - -               - -               - -               - -
   Conversion of nonvoting common
     stock into common stock                                  - -               - -               - -               - -
   Cancellation of common stock                               - -               - -               - -               - -
   Other                                                      - -               - -               - -               - -
                                                           ------           -------           -------           -------

 DECEMBER 31, 1997                                         $  - -           $   - -           $   - -           $   - -
                                                           ------           -------           -------           -------
                                                           ------           -------           -------           -------


                                                       Number of                      Number of
                                                        Common         Common          Common            Common
                                                        Shares          Stock          Shares            Stock
                                                       (Voting)       (Voting)       (Nonvoting)      (Nonvoting)
                                                     ------------   ------------   ---------------  --------------
DECEMBER 31, 1995                                     11,446,306         $1,145           758,994       $    8

   Net Income                                                - -            - -               - -          - -
   Unrealized translation adjustment                         - -            - -               - -          - -
      Comprehensive income                                   - -            - -               - -          - -

   Preferred stock dividends                                 - -            - -               - -          - -
   Reduction of warrants to fair market value                - -            - -               - -          - -
   Decrease in value of stock option grants                  - -            - -               - -          - -

DECEMBER 31, 1996                                     11,446,306          1,145           758,994            8
                                                      ----------         ------          --------       ------

   Net income                                                - -            - -               - -          - -
   Unrealized translation adjustment                         - -            - -               - -          - -
      Comprehensive income                                   - -            - -               - -          - -

   Stock dividends issued                                    - -            - -               - -          - -
   Redemption of Series A and
     Series C preferred stock                                - -            - -               - -          - -
    Accretion of lender warrants
      to fair market value                                   - -            - -               - -          - -
   Increase in value of stock option grants                  - -            - -               - -          - -
   Compensation associated with stock options                - -            - -               - -       59,398
   Conversions of redeemable
     warrants into common stock                        1,408,398            141               - -          - -
   Issuance of common stock,
     net of offering expenses                          2,000,000            200               - -          - -
   Stock options exercised                               299,889             30               - -          - -
   Conversion of nonvoting common
     stock into common stock                             758,994             76          (758,994)          (8)
   Cancellation of common stock                           (8,314)            (1)              - -          - -
   Other                                                     - -            - -               - -          - -
                                                      ----------         ------          --------       ------

 DECEMBER 31, 1997                                    15,905,273         $1,591               - -       $  - -
                                                      ----------         ------          --------       ------
                                                      ----------         ------          --------       ------


                                                                                                                Total
                                                        Capital in           Other                              Stock-
                                                          Excess           Comprehen-         Retained         holders'
                                                          of Par          sive Income         Earnings          Equity
                                                       ------------      -------------       ----------       ----------
DECEMBER 31, 1995                                        $ 28,857            $   14           $   - -          $ 30,024

   Net Income                                                 - -               - -            31,993            31,993
   Unrealized translation adjustment                          - -                 6               - -                 6
                                                                             ------           -------          --------
      Comprehensive income                                    - -                 6            31,993            31,999

   Preferred stock dividends                                  - -               - -            (1,744)           (1,744)
   Reduction of warrants to fair market value              15,880               - -               - -            15,880
   Decrease in value of stock option grants                  (339)              - -               - -              (339)
                                                         --------            ------           -------          --------

DECEMBER 31, 1996                                          44,398                20            30,249            75,820

   Net income                                                 - -               - -             2,304             2,304
   Unrealized translation adjustment                          - -              (238)              - -              (238)
                                                                             ------           -------          --------
      Comprehensive income                                    - -              (238)            2,304             2,066

   Stock dividends issued                                     - -               - -            (1,528)           (1,528)
   Redemption of Series A and
     Series C preferred stock                                 - -               - -               - -               - -
    Accretion of lender warrants
      to fair market value                                   (915)              - -           (22,339)          (23,254)
   Increase in value of stock option grants                   380               - -               - -               380
   Compensation associated with stock options              59,398               - -               - -            59,398
   Conversions of redeemable
     warrants into common stock                            47,074               - -               - -            47,215
   Issuance of common stock,
     net of offering expenses                              71,254               - -               - -            71,454
   Stock options exercised                                 (8,270)              - -               - -            (8,240)
   Conversion of nonvoting common
     stock into common stock                                  (68)              - -               - -               - -
   Cancellation of common stock                                 1               - -               - -               - -
   Other                                                        8               - -               (11)               (3)
                                                         --------            ------           -------          --------

 DECEMBER 31, 1997                                       $213,260            $ (218)          $ 8,675          $223,308
                                                         --------            ------           -------          --------
                                                         --------            ------           -------          --------


   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

                                                                                      Number of
                                           Redeemable Preferred Stock                  Common      Common
                                           --------------------------  Redeemable      Shares       Stock
                                            A        C         Total    Warrants      (Voting)     (Voting)
                                        -------   -------     -------  ----------    ----------    --------
DECEMBER 31, 1997                       $   - -   $   - -     $   - -   $   - -      15,905,273      $1,591

   Net income                               - -       - -         - -       - -             - -         - -
   Unrealized translation adjustment        - -       - -         - -       - -             - -         - -
       Comprehensive income                 - -       - -         - -       - -             - -         - -

   Stock options exercised                  - -       - -         - -       - -         904,409          90
   Issuance of common stock,
     net of offering expenses               - -       - -         - -       - -       1,700,000         170
   100% stock dividend                      - -       - -         - -       - -      18,402,491       1,840
   Other                                    - -       - -         - -       - -             - -         - -
                                        -------   -------     -------  ----------    ----------    --------

DECEMBER 31, 1998                       $   - -   $   - -     $   - -   $   - -      36,912,173      $3,691
                                        -------   -------     -------  ----------    ----------    --------
                                        -------   -------     -------  ----------    ----------    --------


                                       Number of                                                                          Total
                                        Common          Common        Capital in         Other                            Stock-
                                        Shares           Stock          Excess        Comprehen-         Retained        holders'
                                      (Nonvoting)     (Nonvoting)       of Par        sive Income        Earnings         Equity
                                     -------------   -------------   ------------    -------------      -------        -----------
DECEMBER 31, 1997                           - -         $   - -         $213,260        $   (218)         $ 8,675        $223,308

   Net income                               - -             - -              - -             - -           58,018          58,018
   Unrealized translation adjustment        - -             - -              - -          (1,093)             - -          (1,093)
                                                                                        --------          -------        --------
       Comprehensive income                 - -             - -              - -          (1,093)          58,018          56,925

   Stock options exercised                  - -             - -            3,095             - -              - -           3,185
   Issuance of common stock,
     net of offering expenses               - -             - -           86,979             - -              - -          87,149
   100% stock dividend                      - -             - -              - -             - -           (1,840)            - -
   Other                                    - -             - -               (4)            - -              - -              (4)
                                       --------         -------       ----------        --------          -------        --------

DECEMBER 31, 1998                           - -         $   - -         $303,330        $ (1,311)         $64,853        $370,563
                                       --------         -------       ----------        --------          -------        --------
                                       --------         -------       ----------        --------          -------        --------

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                1998             1997            1996
                                                            -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  58,018       $   2,304       $  31,993
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                 22,406          21,963          22,766
    Amortization                                                  4,532           4,078           3,276
    Amortization of capitalized financing costs                   2,062           4,323           5,333
    Extraordinary item - early retirement of debt                 9,877           9,840             - -
    Deferred income taxes                                         4,380         (16,091)          5,299
    Compensation expense on stock option grants                     - -          60,041            (339)
    Other                                                         2,044              51           1,584
Changes in operating assets and liabilities, net of
  acquisition in 1998 and 1996:
    Decrease (increase) in accounts receivable                  159,593         (20,519)        (15,379)
    Increase in inventory                                       (12,777)        (48,316)        (71,282)
    (Increase) decrease in other assets                          (8,246)          9,985           1,814
    Increase (decrease) in accounts payable                      21,090          (1,649)         36,352
    Increase (decrease) in accrued liabilities                   20,543          18,036         (17,185)
    Increase (decrease) in other liabilities                      7,344          (2,278)         (2,623)
                                                              ---------       ---------       ---------
        Net cash provided by operating activities               290,866          41,768           1,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions:
    Azerty, Inc.                                               (115,740)            - -             - -
    Lagasse Bros., Inc.                                             - -             - -         (51,896)
Capital expenditures                                            (24,709)        (13,036)         (8,190)
Proceeds from disposition of property, plant & equipment             93              45          11,076
Other                                                               - -             - -            (861)
                                                              ---------       ---------       ---------
         Net cash used in investing activities                 (140,356)        (12,991)        (49,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolver                      (22,000)         49,000          22,000
Retirements and principal payments of debt                     (549,852)       (117,776)        (30,861)
Borrowings under financing agreements                           350,000             - -          57,933
Financing costs                                                  (4,526)            - -          (1,851)
Issuance of common stock                                         99,442          71,606             - -
Payment of employee withholding tax related to stock
    option exercises                                            (16,903)         (8,546)            - -
Redemption of Series A and Series C Preferred Stock                 - -         (21,172)            - -
Cash dividend                                                       - -            (141)            - -
                                                              ---------       ---------       ---------
Net cash (used in) provided by financing activities            (143,839)        (27,029)         47,221
                                                              ---------       ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           6,671           1,748          (1,041)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     12,367          10,619          11,660
                                                              ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $  19,038       $  12,367       $  10,619
                                                              ---------       ---------       ---------
                                                              ---------       ---------       ---------



        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

On March 30, 1995, Associated Holdings, Inc. ("Associated") purchased 92.5% of the then outstanding shares of the common stock, $0.10 par value ("Common Stock") of United Stationers Inc. ("United") for approximately $266.6 million in the aggregate pursuant to a tender offer (the "Offer"). Immediately thereafter, Associated merged with and into United (the "Merger" and, collectively with the Offer, the "Acquisition"), and Associated Stationers, Inc. ("ASI"), a wholly owned subsidiary of Associated merged with and into United Stationers Supply Co. ("USSC"), a wholly owned subsidiary of United, with United and USSC continuing as the respective surviving corporations. United, as the surviving corporation following the Merger, is referred to herein as the "Company." Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

COMMON STOCK DIVIDEND

All share and per share data reflect a two-for-one stock split in the form of a 100% Common Stock dividend paid September 28, 1998.

JUNE 1998 EQUITY OFFERING

In June 1998, United completed an offering of 4.0 million shares of Common Stock (the "June 1998 Equity Offering"), consisting of 3.0 million primary shares sold by United, and 1.0 million secondary shares sold by certain selling stockholders. The shares were priced at $27.00 per share, before underwriting discounts and commissions of $1.15 per share. The aggregate proceeds to United of approximately $77.6 million (before deducting expenses) were delivered to USSC and used to repay a portion of indebtedness under the Tranche A Term Loan Facility which caused a permanent reduction of the amount borrowable thereunder.

United did not receive any of the proceeds from the sale of the 1.0 million shares of Common Stock offered by the selling stockholders, other than an aggregate of approximately $6.4 million paid by the selling stockholders upon exercise of employee stock options in connection with the June 1998 Equity Offering, which were delivered to USSC and applied to the repayment of indebtedness under the New Credit Facilities.

Subsequent to the closing of the June 1998 Equity Offering, the underwriters for the offering exercised an overallotment option to purchase an additional 0.4 million shares from United. The net proceeds to United of approximately $10.3 million from the sale were delivered to USSC and used to repay an additional portion of the indebtedness outstanding under the Tranche A Term Loan Facility.

In the second quarter of 1998, the Company recognized the following charges in the second quarter of 1998: (i) a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write-off the remaining payments and related prepaid expense under a contract for computer services from a vendor and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (collectively "1998 Charges").

Net income attributable to common stockholders for the year ended December 31, 1998, before the 1998 Charges, was $72.2 million, up 59.0%, compared with $45.4 million, before the 1997 Charges (as defined). In 1998, diluted earnings per share, before the 1998 Charges, were $2.00 on 36.2 million weighted average shares outstanding, up 36.1%, compared with $1.47, before the 1997 Charges (as defined), on 30.8 million weighted average shares outstanding for the prior year.


AZERTY BUSINESS ACQUISITION

On April 3, 1998, the Company acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (collectively the "Azerty Business"), which comprised substantially all of the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. The aggregate purchase price paid by the Company for the Azerty Business was approximately $115.7 million (including fees and expenses). The acquisition was financed primarily through senior debt. The Azerty Business acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value of approximately $73.7 million allocated to goodwill. The financial information for the year ended December 31, 1998, includes nine months of the Azerty Business. The pro forma effects of this acquisition are not material.

OCTOBER 1997 EQUITY OFFERING

On October 9, 1997, the Company completed a 4.0 million share primary offering of Common Stock and a 6.8 million share secondary offering of Common Stock (the "October 1997 Equity Offering"). The shares were priced at $19.00 per share, before underwriting discounts and commissions of $0.95 per share. The aggregate net proceeds to the Company from this equity offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of approximately 2.2 million warrants into Common Stock were used to (i) redeem $50.0 million of the Company's 12.75% Senior Subordinated Notes and pay the redemption premium thereon of $6.4 million,
(ii) pay fees related to the October 1997 Equity Offering, and (iii) reduce by $15.5 million the indebtedness under the Term Loan Facilities. The repayment of indebtedness resulted in an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and caused a permanent reduction of the amount borrowable under the Term Loan Facilities.

As a result of the October 1997 Equity Offering, the Company recognized the following charges in the fourth quarter of 1997: (i) a pre-tax non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Note 13), and (ii) an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (see Note
1), (collectively "1997 Charges").

Net income attributable to common stockholders for the year ended December 31, 1997, before the 1997 Charges, was $45.4 million, up 50.3%, compared with $30.2 million in 1996. Diluted earnings per share, before the 1997 Charges, for 1997 was $1.47 on 30.8 million weighted average shares outstanding, up 45.3%, compared with $1.01 on 29.8 million weighted average shares outstanding for the prior year.

LAGASSE BROS., INC. ACQUISITION

On October 31, 1996, the Company acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse") for approximately $51.9 million. The acquisition was financed primarily through senior debt. The Lagasse acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value of approximately $39.0 million allocated to goodwill. The financial information for the year ended December 31, 1996 includes the results of Lagasse for November and December only. The pro forma effects of this acquisition are not material.


2.     OPERATIONS

The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 35,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers -- such as office products dealers, buying groups, office furniture dealers, superstores and mass merchandisers, mail order houses, computer products resellers, sanitary supply distributors and warehouse clubs. The Company has a distribution network of 40 business products regional distribution centers. In addition, the Company has 19 Lagasse Distribution Centers, specifically serving janitorial and sanitary supply distributors and six Azerty distribution centers that carry information technology supplies. Through its integrated computer system, the Company provides a high level of customer service and overnight delivery.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recognized when a product is shipped and title is transferred to the customer in the period the sale is reported.

CASH AND CASH EQUIVALENTS

Investments in low-risk instruments that may be liquidated within three months from the purchase date are considered cash equivalents. Cash equivalents are stated at cost which approximates market value.

INVENTORIES

Inventories constituting approximately 80% and 91% of total inventories at December 31, 1998 and 1997, respectively, have been valued under the last-in, first-out ("LIFO") method. The decline in the percentage of inventory on LIFO resulted from the acquisition of the Azerty Business, whose inventory is valued under the first-in, first-out ("FIFO") method. Inventory valued under the FIFO and LIFO accounting methods are recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventories, merchandise inventories would have been approximately $4.2 million and $4.3 million higher than reported at December 31, 1998 and 1997, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets.

The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease.

GOODWILL

Goodwill represents the excess cost over the value of net assets of businesses acquired and is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events or circumstances have occurred indicating that the remaining estimated useful life of goodwill may not be appropriate. When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future operating income compared to the carrying value of goodwill to determine if a write off is necessary. The cumulative amount of goodwill amortized at December 31, 1998 and 1997 is $11.8 million and $7.6 million, respectively.

SOFTWARE CAPITALIZATION

The Company capitalizes internal and external software development costs determined to have benefits in future periods. Amortization is recognized over the periods in which the benefits are realized, generally not to exceed three years.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and for Hedging Activities". SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges are unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. SFAS No. 133 will be effective for and adopted by the Company in the third quarter of the year ending December 31, 1999. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which was adopted by the Company at December 31, 1998. SFAS No. 132 revises and improves disclosure requirements of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88 Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132 does not change the recognition or measurement of pension and other postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates unnecessary disclosures and requires certain additional information. In accordance with SFAS No. 132, the Company adjusted the reporting and display of its pension plans and postretirement benefits.

In June of 1997, the FASB issued SFAS No. 130, "Comprehensive Income," which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement, statement of stockholders' equity, or create a new financial statement that shows the new measure of income. Comprehensive income will include foreign currency translation gains and losses that have been previously excluded from net income and recorded instead to stockholders' equity. In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the Consolidated Statements of Changes in Stockholders' Equity.

In 1998, the Company adopted SFAS No. 129 "Disclosure of Information about Capital Structure." SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 did not have a material impact on the Company's consolidated financial statement disclosures.

During 1996, the Company adopted the supplemental disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require adoption of a fair value method of accounting for stock options. For those entities that do not elect to adopt the fair value method, the new standard requires supplemental disclosure regarding the pro forma effects of that method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. Adoption of SFAS No. 123 will have no impact on the financial position or results of operations of the Company.

4.     SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which was adopted by the Company in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however only one reportable segment.

The following discussion sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment as the largest general line business products wholesaler in the United States, operations outside the United States were immaterial, with 1998 net sales of $3.1 billion. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 40 regional business products distribution centers, 19 Lagasse distribution centers and six Azerty distribution centers.

The Company's product offerings, comprised of more than 35,000 stockkeeping units (SKUs), may be divided into five primary categories: (i) The Company's core business continues to be traditional office products, which include both brand-name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories; (ii) The Company offers computer supplies, and peripherals to computer resellers and office products dealers; (iii) The Company's sale of office furniture such as leather chairs, wooden and steel desks and computer furniture has enabled it to become the nation's largest office furniture wholesaler. The Company currently offers nearly 4,000 furniture items from 50 different manufacturers; (iv) A fourth category of products is facility supplies, including janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. In October 1996, the Company acquired Lagasse, the largest pure wholesaler of janitorial and sanitation supplies in North America. The Company distributes these products through 19 Lagasse distribution centers to sanitary supply dealers; and (v) The Company also distributes business machines and audio-visual equipment and supplies.

The Company sells to more than 20,000 resellers of office products, including office product dealers, office furniture dealers, office products superstores, mass merchandisers, computer products resellers, mail order companies and sanitary supply distributors. Of its 20,000 customers, no single reseller accounted for more than 6% of the Company's net sales in 1998.

The following table sets forth net sales by product category for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                              Years Ended
                                              December 31,
                                       --------------------------
                                           1998           1997
                                       -----------    -----------
Traditional office products               $1,183         $1,248
Computer supplies and peripherals            878            504
Office furniture                             425            379
Facility supplies                            202             74
Business machines and audio-visual
  equipment and supplies                     334            315
Other                                         37             38
                                        --------       --------
Total net sales                           $3,059         $2,558
                                        --------       --------
                                        --------       --------

Comparable information for the year ended December 31, 1996 is not available.

5.     OTHER EXPENSE

The following table sets forth the components of other expense (dollars in thousands):

                                                       Years Ended December 31,
                                                   ----------------------------------
                                                      1998        1997        1996
                                                   ---------   ----------  ----------
Loss on the sale of accounts receivable, net of
  servicing revenue                                 $ 7,477     $    - -    $    - -
Other                                                   744          - -         - -
                                                    -------     --------    --------
Total                                               $ 8,221     $    - -    $    - -
                                                    -------     --------    --------
                                                    -------     --------    --------

RECEIVABLES SECURITIZATION PROGRAM

On April 3, 1998, in connection with the refinancing of its credit facilities, the Company entered into a $163.0 million Receivables Securitization Program pursuant to which the Company sells its eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the Receivables

Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company, which in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain eligible receivables on April 3, 1998. These proceeds were used to repay a portion of the Tranche B Facility (as defined) and certain other indebtedness under the Credit Agreement (as defined). Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income under the caption Other Expense.

The Chase Manhattan Bank acts as funding agent and, with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of December 31, 1998 exclude approximately $160.0 million of accounts receivable sold to the Receivables Company.

6.     EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                      Years Ended December 31,
                                                    --------------------------------------------------------------
                                                                    1998                     1997
                                                                   Before                   Before
                                                       1998      Charges(1)      1997      Charges(2)      1996
                                                    ----------  ------------  ----------  ------------  ----------
Numerator:

    Income before extraordinary item                 $ 63,925     $ 72,212     $  8,188     $ 46,892     $ 31,993
    Preferred stock dividends                             - -          - -        1,528        1,528        1,744
                                                     --------     --------     --------     --------     --------
    Numerator for basic and diluted earnings
      per share - income attributable to common
      stockholders before extraordinary item         $ 63,925     $ 72,212     $  6,660     $ 45,364     $ 30,249
                                                     --------     --------     --------     --------     --------
                                                     --------     --------     --------     --------     --------
Denominator:

    Denominator for basic earnings per
      share - weighted average shares                  34,680       34,680       26,128       26,128       24,410

    Effect of dilutive securities:
      Employee stock options                            1,491        1,491        2,516        2,516        2,630
      Warrants                                            - -          - -        2,116        2,116        2,806
                                                     --------     --------     --------     --------     --------
    Dilutive potential common shares                    1,491        1,491        4,632        4,632        5,436

    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                              36,171       36,171       30,760       30,760       29,846
                                                     --------     --------     --------     --------     --------
                                                     --------     --------     --------     --------     --------

Basic earnings per share                             $   1.84     $   2.08     $   0.26     $   1.74     $   1.24
                                                     --------     --------     --------     --------     --------
                                                     --------     --------     --------     --------     --------

Diluted earnings per share                           $   1.76     $   2.00     $   0.22     $   1.47     $   1.01
                                                     --------     --------     --------     --------     --------
                                                     --------     --------     --------     --------     --------

(1) In the second quarter of 1998, the Company wrote off the remaining term of a contract for computer services from a vendor. As a result the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under this contract (see Note 1). In addition, during the second quarter of 1998 the Company recorded an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and
       7).

(2) In the fourth quarter of 1997, the Company recognized the following charges: (i) pre-tax non-recurring charges of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (non-cash), (see Notes 1 and 11) and $5.3 million ($3.2 million net of tax benefit of $2.1 million), (cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13), and (ii) an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (see Note 1).

7.     LONG-TERM DEBT

Long-term debt consists of the following amounts (dollars in thousands):

                                                                          1998            1997
                                                                      -----------     -----------
       Revolver                                                        $  24,000       $ 256,000
       Term Loans
          Tranche A, due in installments until March 31, 2004             59,448             - -
          Tranche A, due in installments until September 30, 2001            - -          97,524
          Tranche B, due in installments until September 30, 2003            - -          51,275
       8.375% Senior Subordinated Notes, due April 15, 2008              100,000             - -
       12.75% Senior Subordinated Notes, due May 1, 2005                 100,000         100,000
       Mortgage at 9.4%, due September 1, 1999                             1,832           1,957
       Industrial development bonds, at market interest rates,
         maturing at various dates through 2011                           14,300          14,300
       Industrial development bonds, at 66% to 78% of prime,
         maturing at various dates through 2004                           15,500          15,500
       Other long-term debt                                                  304             579
                                                                       ---------       ---------
          Subtotal                                                       315,384         537,135
          Less - current maturities                                       (7,709)        (44,267)
                                                                       ---------       ---------
       Total                                                           $ 307,675       $ 492,868
                                                                       ---------       ---------
                                                                       ---------       ---------


The prevailing prime interest rate at the end of 1998 and 1997 was 7.75% and 8.50%, respectively.

At December 31, 1998, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $59.4 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility").

The Term Loan Facilities consisted initially of $150.0 million Tranche A term loan facility ("Tranche A Facility") and a $100.0 million Tranche B term loan facility ("Tranche B Facility"). The Company repaid a substantial portion of the Tranche A Facility with proceeds from the June 1998 Equity Offering. As a result, the Company recognized an extraordinary loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million). Amounts outstanding under the Tranche A Facility are to be repaid in 21 quarterly installments ranging from $1.0 million at March 31, 1999 to $3.7 million at March 31, 2004. All amounts outstanding under the Tranche B Facility have been repaid as of April 15, 1998 with net proceeds from the sale of $100.0 million of 8.375% Senior Subordinated Notes and from a portion of the proceeds generated from the sale of certain receivables under the Receivables Securitization Program (see Note 5).

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004 and $24.0 million was outstanding at December 31, 1998.

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of domestic direct and indirect subsidiaries of USSC, certain of the stock of Lagasse and Azerty and certain of the foreign and direct and indirect subsidiaries of USSC (excluding USS Receivables Company, Ltd.) and security interests and liens upon all accounts receivable, inventory, contract rights and certain real property of USSC and its domestic subsidiaries other than accounts receivables sold in connection with the Receivables Securitization Program.

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range with the rate based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Tranche A Facility and Revolving Credit Facility bear interest at prime to prime plus 0.75%, or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus 1.00% to 2.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financing of this type. At December 31, 1998, the Company was in compliance with all covenants contained in the Credit Agreement.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. Such agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as an addition or a reduction to interest expense. At December 31, 1998, the Company had interest rate collar agreements expiring October 1999 on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0%. For the years ended December 31, 1998, 1997, and 1996, the Company recorded $0.2 million, $0.6 million, and $0.9 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

Debt maturities for the years subsequent to December 31, 1998 are as follows (dollars in thousands):

Year                                                  Amount
----                                                  ------
1999                                               $   7,709
2000                                                  11,807
2001                                                  14,337
2002                                                  23,880
2003                                                  18,401
Later years                                          239,250
                                                   ---------
Total                                              $ 315,384
                                                   ---------
                                                   ---------

At December 31, 1998 and 1997, the Company had available letters of credit of $53.4 million and $52.9 million, respectively, of which $49.4 million and $49.8 million, respectively, were outstanding.

12.75% SENIOR SUBORDINATED NOTES

The 12.75% Senior Subordinated Notes ("12.75% Notes") were originally issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of December 31, 1998, the aggregate outstanding principal amount of the 12.75% Notes was $100.00 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

In addition, the 12.75% Notes are redeemable at the option of USSC at any time on or after May 1, 2000, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):

                                                                     Redemption
        Year Beginning May 1,                                           Price
        --------------------                                        ------------
        2000.....................................................     106.375%
        2001.....................................................     104.781%
        2002.....................................................     103.188%
        2003.....................................................     101.594%

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

8.375% SENIOR SUBORDINATED NOTES

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of December 31, 1998, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

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

In addition, the 8.375% Notes are redeemable at the option of USSC at any time on or after April 15, 2003, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):

                                                                     Redemption
        Year Beginning May 1,                                           Price
        --------------------                                        ------------
        2003......................................................    104.188%
        2004......................................................    102.792%
        2005......................................................    101.396%

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


8.     LEASES

The Company has entered into several non-cancelable long-term leases for certain property and equipment. Future minimum rental payments under operating leases in effect at December 31, 1998 having initial or remaining non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

                                                    Operating
Year                                                Leases (1)
-------------                                      ------------
1999                                               $  25,982
2000                                                  22,769
2001                                                  18,963
2002                                                  13,176
2003                                                   8,448
Later years                                           27,129
                                                    --------
Total minimum lease payments                        $116,467
                                                    --------
                                                    --------

(1) Operating leases are net of immaterial sublease income.

Rental expense for all operating leases was approximately $22.8 million, $20.5 million, and $18.8 million in 1998, 1997, and 1996, respectively.


9.     PENSION PLANS AND DEFINED CONTRIBUTION PLAN

PENSION PLANS

As of December 31, 1998, the Company has pension plans covering substantially all of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with current tax laws.

The following table sets forth the plans' change in Projected Benefit Obligation for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                               1998           1997
                                            ----------     ----------
Benefit obligation at beginning of year      $ 28,773       $ 23,556
Service cost                                    2,734          2,333
Interest cost                                   2,113          1,833
Amendments                                        346            245
Actuarial loss                                  4,043          1,527
Benefits paid                                    (887)          (721)
                                             --------       --------
Benefit obligation at end of year            $ 37,122       $ 28,773
                                             --------       --------
                                             --------       --------

The plans' assets consist of corporate and government debt securities and equity securities. The following table sets forth the change in the plans' assets for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                                 1998           1997
                                              ----------     ----------
Fair value of assets at beginning of year      $ 33,562       $ 28,372
Actual return on plan assets                      5,207          5,496
Company contributions                             3,092            415
Benefits paid                                      (887)          (721)
                                               --------       --------
Fair value of plan assets at end of year       $ 40,974       $ 33,562
                                               --------       --------
                                               --------       --------

The following table sets forth the plans' funded status at December 31, 1998 and 1997 (dollars in thousands):

                                                 1998           1997
                                              ----------     ----------
Funded status of the plan                      $  3,852       $  4,789
Unrecognized prior service cost                   1,135            888
Unrecognized net actuarial gain                  (4,391)        (6,020)
                                               --------       --------
Prepaid pension asset (liability) recognized
      in the Consolidated Balance Sheets       $    596       $   (343)
                                               --------       --------
                                               --------       --------

Net periodic pension cost for 1998, 1997 and 1996 for pension and supplemental benefit plans includes the following components (dollars in thousands):

                                                        1998          1997          1996
                                                      -------       -------       -------
Service cost - benefit earned during the period       $ 2,734       $ 2,333       $ 1,884
Interest cost on projected benefit obligation           2,113         1,833         1,652
Expected return on plan assets                         (2,648)       (2,135)       (2,006)
Amortization of prior service cost                         99            77            33
Amortization of actuarial loss                           (243)          (63)          - -
                                                      -------       -------       -------
Net periodic pension cost                             $ 2,055       $ 2,045       $ 1,563
                                                      -------       -------       -------
                                                      -------       -------       -------

The assumptions used in accounting for the Company's defined benefit plans are set forth below:

                                                   1998         1997          1996
                                                ----------   ----------   -----------
Assumed discount rate                              6.75%         7.25%        7.50%
Rates of compensation increase                     5.50%         5.50%        5.50%
Expected long-term rate of return on plan assets   7.50%         7.50%        7.50%

DEFINED CONTRIBUTION

The Company has a defined contribution plan in which all salaried employees and certain hourly paid employees are eligible to participate following the completion of six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employees salary deferral contributions, at the discretion of the Board of Directors. In addition, the Board of Directors approved a special contribution of approximately $1.0 million in 1998 and 1997 to the United Stationers 401(k) Savings Plan on behalf of certain non-highly compensated employees who are eligible for participation in the plan. Company contributions for matching of employees' contributions were approximately $1.4 million, $1.0 million and $0.9 million in 1998, 1997 and 1996, respectively.

10.    POSTRETIREMENT BENEFITS

The Company maintains a postretirement plan. The plan is unfunded and provides health care benefits to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. Retirees pay one-half of the projected plan costs. The following tables set forth the plan's change in Accrued Postretirement Benefit Obligation ("APBO"), plan assets and funded status for the years ended December 31, 1998 and 1997 (dollars in thousands):

                                                1998          1997
                                             ---------     ---------
Benefit obligation at beginning of year      $   3,045     $   2,583
Service cost                                       479           268
Interest cost                                      209           190
Plan participants' contributions                    89            82
Actuarial loss                                     163           127
Benefits paid                                     (237)         (205)
                                             ---------     ---------
Benefit obligation at end of year            $   3,748     $   3,045
                                             ---------     ---------
                                             ---------     ---------

Fair value of assets at beginning of year    $     - -     $     - -
Company contributions                              148           123
Plan participants' contributions                    89            82
Benefits paid                                     (237)         (205)
                                             ---------     ---------
Fair value of plan assets at end of year     $     - -     $     - -
                                             ---------     ---------
                                             ---------     ---------

Funded status of the plan                    $  (3,748)    $  (3,045)
Unrecognized net actuarial gain                   (148)         (415)
                                             ---------     ---------
Accrued postretirement benefit obligation
      in the Consolidated Balance Sheets     $  (3,896)    $  (3,460)
                                             ---------     ---------
                                             ---------     ---------

The cost of postretirement health care benefits for the years ended December 31, 1998, 1997 and 1996 were as follows (dollars in thousands):

                                             1998        1997        1996
                                           --------    --------    --------
Service cost                               $    479    $    268    $    239
Interest cost                                   209         190         204
Amortization of actuarial loss                  (15)        (15)        - -
                                           --------    --------    --------
Net periodic postretirement benefit cost   $    673    $    443    $    443
                                           --------    --------    --------
                                           --------    --------    --------

The assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

                                               1998          1997         1996
                                            -----------  -----------  ------------
Assumed average health care cost trend          3.0%          3.0%         3.0%
Assumed discount rate                          6.75%         7.25%        7.50%


Because the Company's annual medical cost increases for current and future retirees and their dependents are capped at 3% per year, which is the assumed health care trend rate used in calculating the APBO, an increase in the medical trend rate above 3% has no effect on the APBO. A 1% change in the assumed health care cost trend rate would have the following effects (dollars in thousands):


                                               1% Increase      1% Decrease
                                               -----------      -------------
Effect on the APBO as of December 31, 1998         $487              $(412)
Effect on total of service cost and
   interest cost components in 1998                 118               (100)



11.    STOCK OPTION PLAN

The Management Equity Plan (the "Plan") is administered by the Board of Directors, although the Plan allows the Board of Directors of the Company to designate an option committee to administer the Plan. The Plan provides for the issuance of shares of Common Stock through the exercise of options, to key officers and management employees of the Company, either as incentive stock options or as non-qualified stock options.

In October 1997, the Company's stockholders approved an amendment to the Plan which provided for the issuance of approximately 3.0 million additional options to key management employees and directors of the Company. During 1998 and 1997, options of approximately 1.0 million and 0.5 million, respectively, were granted to management employees and directors with option exercise prices equal to fair market value.

In September 1995, the Company's Board of Directors approved an amendment to the Plan which provided for the issuance of options in connection with the Merger ("Merger Incentive Options") to key management employees of the Company exercisable for up to 4.4 million additional shares of its Common Stock. Subsequently, approximately 4.4 million options were granted during 1995 and 1996 to management employees. Some of the options were granted at an option exercise price below market value and the option exercise price of certain options increased by $0.31 on a quarterly basis effective April 1, 1996.

These Merger Incentive Options, which were performance-based, were granted in order to provide incentives to management with respect to the successful development of ASI and the integration of ASI with the Company. All Merger Incentive Options were vested and became exercisable with the completion of the October 1997 Equity Offering and all time varying exercise prices became fixed. All Common Stock issued from the exercise of Merger Incentive Options was subject to a six-month holding period that expired on April 10, 1998. In the fourth quarter of 1997, the Company was required to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise prices. Based on the closing stock price on October 10, 1997 of $19.56 and options outstanding as of October 10, 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million).

An optionee under the Plan must pay the full option price upon exercise of an option (i) in cash; (ii) with the consent of the Board of Directors of the Company, by delivering mature shares of Common Stock already owned by such optionee and having a fair market value at least equal to the exercise price; or
(iii) in any combination of the foregoing. The Company may require the optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee to pay in cash, or (iii) reducing the number of shares of Common Stock to be issued to meet only the minimum statutory withholding requirement (except in the case of incentive stock options).

The following table summarizes the transactions of the Plan for the last three years:

Management Equity Plan                     Weighted Average                Weighted Average                 Weighted Average
(excluding restricted stock)      1998      Exercise Prices       1997      Exercise Prices       1996       Exercise Prices
----------------------------   ----------  -----------------   ----------  -----------------   ----------   -----------------
Options outstanding at
  beginning of the period       3,597,794       $    6.89       4,995,536       $    5.81       4,061,992         $   5.37
Granted                           965,150           24.13         538,000           11.44       1,301,544             3.98
Exercised                      (2,303,666)           5.72      (1,693,742)           7.71             - -              - -
Canceled                          (46,700)          22.89        (242,000)           7.38        (368,000)            3.82
                              -----------                       ---------                      ----------
Options outstanding at
  end of the period             2,212,578           15.28       3,597,794            6.89       4,995,536             5.81
                              -----------                       ---------                      ----------
                              -----------                       ---------                      ----------
Number of options
  exercisable                     862,128            7.64       3,067,794            6.09             - -              - -
                              -----------                       ---------                      ----------
                              -----------                       ---------                      ----------

The following table summarizes information concerning outstanding options of the Plan at December 31, 1998:

                                       Remaining
  Exercise            Number          Contractual              Number
   Prices           Outstanding       Life (years)           Exercisable
 ----------         -----------       ------------           -----------
     $ 0.73             72,000            3.09                   72,000
       2.56             62,500            3.74                   62,500
       8.44            627,628            3.74                  627,628
      10.81            500,000            8.00                  100,000
      22.13             30,000            8.87                      - -
      23.38            779,450            9.07                      - -
      24.13             62,000            9.09                      - -
      27.06              5,000            9.13                      - -
      30.56              8,000            9.36                      - -
      31.63             30,000            9.20                      - -
      33.06             30,000            9.61                      - -
      33.56              6,000            9.50                      - -
                     ---------                                  -------
      Total          2,212,578                                  862,128
                     ---------                                  -------
                     ---------                                  -------

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

Options granted under the Plan during 1998 and 1997 did not require compensation cost to be recognized in the income statement; however, they are subject to the supplemental disclosure requirements of SFAS No. 123. Net income and earnings per share, before charges (see 1 and 2 below), for 1998 and 1997 represent the Company's results excluding one-time charges and the pro forma adjustments required by SFAS No. 123. Had compensation cost been determined on the basis of SFAS No. 123 for options granted during 1998, 1997 and 1996, net income and earnings per share would have been adjusted as follows (in thousands, except per share data):

                                                             1998                  1997                    1996
                                                         -----------            -----------            -----------
Net income attributable to common stockholders:
    As reported                                          $   58,018             $      776             $   30,249
    Before charges                                           72,212(1)              45,364(2)              30,249
    Pro forma                                                55,758                 18,396                 30,249

Net income per common share - basic:
    As reported                                          $     1.67             $     0.03             $     1.24
    Before charges                                             2.08(1)                1.74(2)                1.24
    Pro forma                                                  1.61                   0.70                   1.24
    Weighted average shares outstanding                      34,680                 26,128                 24,410

Net income per common share - diluted:
    As reported                                          $     1.60             $     0.03             $     1.01
    Before charges                                             2.00(1)                1.47(2)                1.01
    Pro forma                                                  1.54                   0.60                   1.01
    Weighted average shares outstanding
       and assumed conversions                               36,171                 30,760                 29,846

(1) The year ended December 31, 1998 reflects a write off of the remaining term of a contract for computer services from a vendor. As a result, the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under this contract (see Note 1). In addition, during 1998 the Company recorded an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7).

(2) The year ended December 31, 1997 reflects non-recurring charges of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (non-cash), (see Note 1) and $5.3 million ($3.2 million net of tax benefit of $2.1 million), (cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Note 13). In addition, during 1997 the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to early retirement of debt (see
        Note 1).

The Company uses a binomial option pricing model to estimate the fair value of options at the date of grant. The weighted average assumptions used to value options and the weighted average fair value of options granted during 1998, 1997 and 1996 were as follows:

                                                 1998               1997                 1996
                                             -------------    ----------------     -----------------
Fair value of options granted                   $14.58            $  6.85               $ 8.84
Exercise price                                  $24.13             $11.44               $ 4.30
Expected stock price volatility                  59.0%              64.7%                80.7%
Expected dividend yield                           0.0%               0.0%                 0.0%
Risk-free interest rate                           5.5%               6.4%                 5.2%
Expected life of options                       6 years            5 years              2 years

12.    PREFERRED STOCK

The authorized capital shares of the Company include 15,000,000 shares of preferred stock. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. At December 31, 1998, the Company had zero shares of preferred stock outstanding, all 15,000,000 shares are specified as undesignated preferred stock. On September 2, 1997, pursuant to a plan to provide for an equity offering, the Company completed the redemption of all Series A and Series C preferred stock issued and outstanding for $8.6 million and $12.7 million, respectively, including accrued and unpaid dividends thereon.


13.    TRANSACTIONS WITH RELATED PARTIES

Prior to the fourth quarter of 1997, the Company had management advisory service agreements with three investor groups. These investor groups provided certain advisory services to the Company.

Pursuant to an agreement, Wingate Partners, L.P. ("Wingate Partners") had agreed to provide certain oversight and monitoring services to the Company in exchange for an annual fee of up to $725,000, payment (but not accrual) of which is subject to restrictions under the former credit agreement related to certain Company performance criteria. Wingate Partners earned an aggregate of $513,540 and $725,000 with respect to each of the years ended 1997 and 1996, respectively, for such oversight and monitoring services. Under the agreement, the Company was obligated to reimburse Wingate Partners for its out-of-pocket expenses and indemnify Wingate Partners and its affiliates from loss in connection with these services.

Pursuant to an agreement, Cumberland Capital Corporation ("Cumberland") had agreed to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which is subject to restrictions under the former credit agreement related to certain Company performance criteria. Pursuant to the agreement, Cumberland earned an aggregate of $97,400 and $137,000 with respect to the years ended 1997 and 1996, respectively, for such oversight and monitoring services. The Company also was obligated to reimburse Cumberland for its out-of-pocket expenses and indemnify Cumberland and its affiliates from loss in connection with these services.

Pursuant to an agreement, Good Capital Co., Inc. ("Good Capital") had an agreement to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which is subject to restrictions under the former credit agreement related to certain Company performance criteria. Pursuant to the agreement, Good Capital earned an aggregate of $97,400 and $137,500 with respect to the years ended 1997 and 1996, respectively, for such oversight and monitoring services. The Company also was obligated to reimburse Good Capital for its out-of-pocket expenses and indemnify Good Capital and its affiliates from loss in connection with these services.

In the fourth quarter of 1997, the Company terminated the management advisory service agreements for one-time payments of approximately $2.4 million, $400,000 and $400,000 to Wingate Partners, Cumberland and Good Capital, respectively. As indicated in Note 1, these one-time payments were included as non-recurring charges on the Consolidated Statements of Income.


14.    INCOME TAXES

The provision for (benefit from) income taxes consists of the following (dollars in thousands):

                                                    Years Ended December 31,
                                         -----------------------------------------------
                                            1998              1997               1996
                                         ----------        ----------         ----------
Currently payable -
     Federal                             $   34,281        $   19,812         $   14,724
     State                                    8,403             4,811              3,532
                                         ----------        ----------         ----------
          Total currently payable            42,684            24,623             18,256

Deferred, net -
     Federal                                  3,508           (12,889)             4,614
     State                                      872            (3,202)               685
                                         ----------        ----------         ----------
          Total deferred, net                 4,380           (16,091)             5,299
                                         ----------        ----------         ----------
Provision for income taxes               $   47,064        $    8,532         $   23,555
                                         ----------        ----------         ----------
                                         ----------        ----------         ----------

The Company's effective income tax rates for the years ended December 31, 1998, 1997 and 1996 varied from the statutory Federal income tax rate as set forth in the following table (dollars in thousands):

                                                                        Years Ended December 31,
                                        -----------------------------------------------------------------------------------------
                                                  1998                            1997                            1996
                                        -------------------------       -------------------------      --------------------------
                                                           % of                            % of                            % of
                                                          Pre-tax                         Pre-tax                         Pre-tax
                                        Amount            Income         Amount           Income         Amount           Income
                                        ------            ------         ------           ------         ------           ------
Tax provision based on the
  federal statutory rate                $38,846            35.0%        $ 5,852            35.0%        $19,442            35.0%
State and local income taxes -
  net of federal income tax
  benefit                                 5,993             5.4           1,053             6.3           3,000             5.4
Non-deductible and other                  2,225             2.0           1,627             9.7           1,113             2.0
                                        -------            ----         -------            ----         -------            ----
Provision for income taxes              $47,064            42.4%        $ 8,532            51.0%        $23,555            42.4%
                                        -------            ----         -------            ----         -------            ----
                                        -------            ----         -------            ----         -------            ----

The deferred tax assets and liabilities result from timing differences in the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (dollars in thousands):

                                                                          December 31,
                                                        -----------------------------------------------
                                                                 1998                     1997
                                                        ----------------------    ----------------------
                                                         Assets    Liabilities     Assets    Liabilities
                                                        -------    -----------    -------    -----------
Accrued expenses                                        $24,254    $     - -      $18,280    $     - -
Allowance for doubtful accounts                           6,754          - -        8,632          - -
Inventory reserves and adjustments                          - -       17,201          - -       16,852
Depreciation and amortization                               - -       38,315          - -       41,588
Reserve for stock option compensation                     3,902          - -       16,792          - -
Other                                                     6,672          - -        5,720          - -
                                                        -------      -------      -------      -------
Total                                                   $41,582      $55,516      $49,424      $58,440
                                                        -------      -------      -------      -------
                                                        -------      -------      -------      -------

In the Consolidated Balance Sheets, these deferred assets and liabilities are classified on a net basis as current and non-current based on the classification of the related asset or liability or the expected reversal date of the temporary difference.


15.    SUPPLEMENTAL CASH FLOW INFORMATION

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                                            1998         1997         1996
                                                        ----------    ---------    ----------
        Cash paid during the year for:
             Interest                                     $42,592      $49,279      $52,871
             Income taxes                                  26,439       13,663       17,482

16.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments is as follows (dollars in thousands):

                                          December 31, 1998           December 31, 1997
                                     --------------------------  --------------------------
                                       Carrying          Fair      Carrying          Fair
                                         Amount         Value        Amount         Value
                                         ------         -----        ------         -----
Cash and cash equivalents              $ 19,038      $ 19,038      $ 12,367      $ 12,367
Current maturities of long-term
    obligations and capital lease         7,709         7,709        44,267        44,267
Long-term debt and capital lease:
   12.75% Subordinated Notes            100,000       111,500       100,000       114,750
    8.375% Subordinated Notes           100,000        99,750           - -           - -
   All other                            107,675       107,675       392,868       392,868
Interest rate collar                        - -           463           - -           387

The fair value of the Notes and interest rate collar are based on quoted market prices and quotes from counterparties, respectively.


17.    SUMMARIZED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

Azerty Incorporated, Positive ID Wholesale, and AP Support Services (collectively, the "Azerty Guarantor") and Lagasse guarantee the 12.75% Notes and the 8.375% Notes issued by USSC. The Azerty Guarantor and Azerty de Mexico, S.A. de C.V. (collectively, the "Azerty Business") were acquired on April 3, 1998.

Set forth below is summarized combined financial data for the Azerty Business (subsequent to its acquisition by USSC) and Lagasse. Summarized combined financial data as of December 31, 1998 reflect both Lagasse and the Azerty Business. The summarized combined income statement data for the year ended December 31, 1998 reflect the operations of Lagasse for the 12 months and the Azerty Business, subsequent to its acquisition by USSC, for the nine months ended December 31, 1998. Summarized financial data as of December 31, 1997, for the 12 months ended December 31, 1997 and for the two months ended December
31, 1996 reflect Lagasse only.

                                  As of December 31,
                             ------------------------------
                                 1998             1997
                             -------------    -------------
Balance Sheet Data:
  Current assets              $   175,745      $    29,731
  Total assets                    293,914           68,766
  Current liabilities              90,498           13,564
  Total liabilities                90,560           18,490



                                      Year Ended
                                     December 31,             Two Months Ended
                             ------------------------------     December 31,
                                 1998             1997              1996
                             -------------    -------------  -------------------
Income Statement Data:
  Net sales                   $   423,297      $    97,275      $     12,668
  Gross margin                     47,756           18,014             1,790
  Operating income                 17,254            7,976               173
  Net income (loss)                 9,799            4,190               (21)


18.    SUBSEQUENT EVENT

The Company announced on March 11, 1999, that its Board of Directors authorized a share repurchase program of up to $50.0 million of the Company's Common Stock, contingent upon approval by the Company's senior lenders. On March 17, 1999, the Company received approval from its senior lenders for the share repurchase program. Purchases will be made from time to time in the open market or in privately negotiated transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to those individuals who are currently serving as members of the Board of Directors or as executive officers of the Company on February 15, 1999:

       Name                 Age                            Position
-------------------------------------------------------------------------------------------------------
Frederick B. Hegi, Jr...... 55         Chairman of the Board of Directors
Randall W. Larrimore....... 51         Director, President and Chief Executive Officer
Daniel J. Good............. 58         Director
James A. Johnson........... 44         Director
Benson P. Shapiro.......... 57         Director
Joel D. Spungin............ 61         Director
Max D. Hopper.............. 64         Director
Roy W. Haley............... 52         Director
Daniel H. Bushell.......... 47         Executive Vice President, Chief Development Officer and
                                        Chief Financial Officer
Steven R. Schwarz.......... 45         Executive Vice President and President, United Supply Division
Kathleen S. Dvorak......... 42         Vice President, Investor Relations and Assistant Secretary
Tom Helton................. 51         Vice President, Human Resources
Susan Maloney Meyer........ 55         Vice President, General Counsel and Secretary
James A. Pribel............ 45         Treasurer
Ergin Uskup................ 60         Vice President, Management Information Systems
                                        and Chief Information Officer

Set forth below is a description of the backgrounds of the directors and executive officers of the Company. There is no family relationship between any directors or executive officers of the Company. Officers of the Company are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

FREDERICK B. HEGI, JR. was elected to the Board of Directors of United upon consummation of the Merger and served as Chairman, Interim President and Chief Executive Officer upon the resignation of Thomas W. Sturgess in November 1996 and until Randall Larrimore became President and Chief Executive Officer in May 1997. Prior to the Merger, he had been a director of Associated since 1992. Mr. Hegi is a general partner of various Wingate entities, including the indirect general partner of each of Wingate Partners and Wingate II. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi also currently serves as Chairman of the Executive Committee of the Board of Loomis, Fargo & Co., an armored car service company; Chairman of Tahoka First Bancorp, Inc., a bank holding company; and Chairman of Cedar Creek Bancshares, Inc., a bank holding company. Additionally, he is a director of Texas Capital Bancshares, Inc., a bank holding company, and Lone Star Technologies, Inc. (NYSE), a diversified company engaged in the manufacture of tubular products.

RANDALL W. LARRIMORE was elected to the Board of Directors of United and the Company and became President and Chief Executive Officer of the Company on May 23, 1997. From February 1988 to May 1997, Mr. Larrimore had been President and Chief Executive Officer of MasterBrand Industries, Inc., a manufacturer of leading brands including Master Lock padlocks and Moen faucets, and a subsidiary of Fortune Brands (formerly American Brands). Prior to that time, Mr. Larrimore was President and Chief Executive Officer of Twentieth Century Companies, a manufacturer of plumbing repair parts and a division of Beatrice Foods. Prior, thereto he was Vice President of Marketing for Beatrice Home Specialties, the operating parent of Twentieth Century. Fortune Brands acquired Twentieth Century Companies and other Beatrice Divisions and subsidiaries in 1988. Before joining Beatrice in 1983, Mr. Larrimore was with Richardson-Vicks, McKinsey & Company and then with PepsiCo International. Mr. Larrimore serves as a director of Olin Corporation, a diversified manufacturer of chemicals, metals, micro-electronic materials and sporting ammunition. He also serves as a director of Evanston Northwestern Healthcare and S.I.F.E., Students in Free Enterprise.

DANIEL J. GOOD was elected to the Board of Directors of United upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Good is Chairman of Good Capital Co., Inc. ("Good Capital"), an investment firm in Lake Forest, Illinois. Until June 1995, Mr. Good was Vice Chairman of Golden Cat Corp., the largest producer of cat litter in the United States, and prior thereto he was Managing Director of Merchant Banking of Shearson Lehman Bros. and President of A.G. Becker Paribas, Inc. Mr. Good serves as an advisory director of AON Risk Services, Inc., COM2001 and as Chairman of the Advisory Board of Brown Simpson
Asset Management LLC.

MAX D. HOPPER has served as a Director of the company since August 1998. In 1995, he founded Max D. Hopper Associates, Inc., a consulting firm specializing in creating benefits from the strategic use of advanced information systems. He is the retired chairman of the SABRE Technology Group and served as Senior Vice President for American Airlines, both units of AMR Corporation. Mr. Hopper currently serves on the board of directors of Gartner Group, Inc., Metrocall, Inc., USDATA Corporation, Inc., Payless Cashways, Inc., VTEL Corporation, Worldtalk Corporation and Exodus Communications, Inc.

ROY W. HALEY was elected to the Board of Directors of United in March 1998. Mr. Haley currently serves as Chairman and Chief Executive Officer of WESCO International Inc. ("WESCO"). Prior to joining WESCO in 1994, he served as President and Chief Operating Officer of American General Corporation, one of the nation's largest consumer financial services organizations. Mr. Haley also serves as a director for Cambrex, Corp. (NYSE), Development Dimensions, Inc., and The National Association of Electrical Distribution Education Foundation.

JAMES A. JOHNSON was elected to the Board of Directors of United upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Johnson is a general partner of various Wingate entities, including the indirect general partner of Wingate II. From 1980 until he joined Wingate Partners in 1990, Mr. Johnson served as a Principal of Booz-Allen & Hamilton, an international management consulting firm. Mr. Johnson currently serves as a director of Pro Parts Xpress, a wholesale distributor of automotive parts.

BENSON P. SHAPIRO was elected to the Board of Directors of United in November 1997. Professor Shapiro has served on the faculty of Harvard University for 27 years and until July 1997 was THE MALCOLM P. MCNAIR PROFESSOR OF MARKETING at the Harvard Business School. He continues to teach a variety of Harvard's executive programs and spends much of his time on consulting, public speaking, and writing. He serves on Indus River Networks, Inc. and several advisory boards for private companies.

JOEL D. SPUNGIN has served as a member of the Board of Directors of United since 1972 and prior to the consummation of the Merger was Chairman of the Board of Directors and Chief Executive Officer of United since August 1988. From October 1989 until April 1991, he was also President of United. Prior to that, since March 1987, Mr. Spungin was Vice Chairman of the Board and Chief Executive Officer of United. Previously, since August 1981, Mr. Spungin was President and Chief Operating Officer of United. He also serves as a general partner of DMS Enterprises, L.P., a management advisory and investment partnership, and as a director of AAR Corp., an aviation and aerospace company, and Home Products International, Inc., a manufacturer of home improvement products.

DANIEL H. BUSHELL became Executive Vice President and Chief Financial Officer of the Company upon consummation of the Merger. In January 1999, Mr. Bushell was also named Chief Development Officer and has responsibility for exploring market options and acquisitions, including international opportunities. Mr. Bushell has served as Assistant Secretary of the Company since January 1996, and served as Secretary of the Company from June 1995 through such date. Mr. Bushell also served as Assistant Secretary of the Company from the consummation of the Merger until June 1995. Prior thereto, Mr. Bushell had been Chief Administrative and Chief Financial Officer of Associated and ASI since January 1992. From 1978 to January 1992, Mr. Bushell served in various capacities with ACE Hardware Corporation, most recently as Vice President of Finance.

STEVEN R. SCHWARZ became Executive Vice President of the Company upon consummation of the Merger with primary responsibility for marketing and merchandising. In January 1999, Mr. Schwarz was also named to the position of President, United Supply Division which is the Company's core office supply business. Prior thereto, he was Senior Vice President, Marketing of United since June 1992 and had previously been Senior Vice President, General Manager, Micro United since 1990 and Vice President, General Manager, Micro United since September 1989. He had held a staff position in the same capacity since February 1987.

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

SUSAN MALONEY MEYER became Vice President, General Counsel and Secretary of the Company in July 1998. Prior thereto, since 1991 Ms. Meyer was at General Instrument Corporation, a broadband technology company, most recently serving as Vice President, Secretary and Deputy General Counsel. From 1986 through 1991, Ms. Meyer served as senior counsel for Beatrice Companies, Inc., a large conglomerate in a wide variety of businesses.

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

The Charter provides that the Board of Directors shall be divided into three classes, each class as nearly equal in number as possible, and each term consisting of three years. The directors currently in each class are as follows:
Class I (having terms expiring in 1999)--Messrs. Good, Hopper, Johnson and Spungin; Class II (having terms expiring in 2000)--Messrs. Hegi and Larrimore and Class III (having terms expiring in 2001)--Messrs.
Haley and Shapiro.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 12, 1999, to be filed within 120 days after the end of the Registrant's year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 12, 1999, to be filed within 120 days after the end of the Registrant's year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 12, 1999, to be filed within 120 days after the end of the Registrant's year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements, schedules and exhibits are filed as part of this report:

                                                                                PAGE NO.
                                                                                --------
    (1)    Financial Statements of the Company
           Report of Independent Auditors.......................................      22
           Consolidated Statements of Income for the years ended
              December 31, 1998, 1997 and 1996..................................      23
           Consolidated Balance Sheets as of December 31, 1998 and 1997.........   24-25
           Consolidated Statements of Changes in Stockholders' Equity
              for the years ended December 31, 1998, 1997 and 1996..............   26-27
           Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996..................................      28
           Notes to Consolidated Financial Statements...........................   29-45


    (2)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
 2.1    Certificate of Ownership and Merger merging Associated Stationers,
        Inc. into the Company(2).
 2.2    Stock Purchase Agreement among USSC and Lagasse Bros., Inc and the shareholders of Lagasse Bros., Inc. (Exhibit 99.1 to the Company's
        Report on Form 8-K filed November 5, 1996)(3).
 2.3    Stock Purchase Agreement, dated as of February 10, 1998, among the
        Company, United, Abitibi-Consolidated Inc., Abitibi-Consolidated
        Sales Corporation. Azerty Incorporated, Azerty de Mexico,S.A. de
        C.V., AP Support Services Incorporated and Positive I.D. Wholesale
        Inc. (Exhibit 2.1 to the Company's Report on Form 8-K filed April 20,
        1998)(3).
 3.1    Second Restated Certificate of Incorporation dated as of November 5,
        1998.*
 3.2    Amended and Restated Bylaws dated as of March 24, 1999.*
 3.3    Restated Articles of Incorporation of USSC(6).
 3.4    Restated Bylaws of USSC(7).
 4.1    Second Supplemental Indenture, dated as of April 3, 1998, among the
        Company, Lagasse Bros., Inc., Azerty Incorporated, Positive ID
        Wholesale Inc., AP Support Services Incorporated, as guarantors, and
        The Bank of New York, as trustee (Exhibit 4.1 to the Company's Report on Form 8-K filed April 20, 1998)(3).
 4.2    Indenture, dated as of April 15, 1998, among the Company, USSC as issuer, Logasse Bros., Inc., Azerty Incorporated, Positive ID
        Wholesale Inc., AP Support Services Incorporated, as guarantors, and
        The Bank of New York, as trustee (Exhibit 4.1 to the Company's Report on Form 8-K filed April 20, 1998)(3).
 4.3    Indenture, dated as of May 3, 1995, among the Company, as guarantor,
        USSC, as issuer, and The Bank of New York, as trustee(1).
 4.4    First Supplemental Indenture, dated as of July 28, 1995, among the
        Company, USSC and The Bank of New York(1).
 4.5    Amendment No. 1 to Second Amended and Restated Credit Agreement
        dated December 30, 1998.*
 4.6    Amendment No. 2 to Second Amended and Restated Credit Agreement
        dated March 17, 1999.*
10.1    Registration Rights Agreement, dated as of January 31, 1992, between the
        Company and CMIH (included in Exhibit 10.4, Annex 2).
10.2    Amendment No. 1 to Registration Rights Agreement, dated as of March 30,
        1995, among the Company, CMIHI and certain other holders of Lender
        Warrants(1).
10.3    Amended and Restated Registration Rights Agreement, dated as of March
        30, 1995, among the Company, Wingate Partners L.P., Cumberland Capital
        Corporation, Good Capital Co., Inc. and certain other Company stockholders(1).
10.4    Warrant Agreement, dated as of January 31, 1992, among the Company, USSC and CMIH(1).
10.5    Amendment No. 1 to Warrant Agreement, dated as of October 27, 1992, among the Company, USSC, CMIH and the other parties thereto(1).
10.6    Investment Banking Fee and Management Agreements, dated as of January
        31, 1992, among the Company, USSC and each of Wingate Partners, L.P.,
        Cumberland Capital Corporation and Good Capital Co., Inc.(1)
10.7    Amendment No. 1 to Investment Banking Fee and Management Agreements,
        dated as of March 30, 1995, among the Company, USSC and each of
        Wingate Partners, L.P., Cumberland Capital Corporation and Good
        Capital Co., Inc.(1).
10.8    Termination Agreements, dated as of October 31, 1997, terminating the
        Investment Banking Fee and Management Agreements, among the Company,
        USSC and each of Wingate Partners, L.P., Cumberland Capital
        Corporation, and Good Capital Co., Inc.(1)
10.9    Amendment No. 4 to Warrant Agreement, effective as of July 7, 1997, among the Company, USSC, CMIH and the other parties thereto(5).
10.10   Warrant Agreement, dated as of January 31, 1992, between the Company and
        Boise Cascade Corporation(1).
10.11   Amendment No. 1 to Warrant Agreement, dated as of March 30, 1995, between the Company and Boise Cascade Corporation(1).
10.12   Indenture, dated as of May 3, 1995, among USSC, the Company and The Bank of New York(1).
10.13   First Supplemental Indenture, dated as of July 28, 1995, among USSC, the
        Company, and The Bank of New York(1).
10.14   Investment Banking Fee and Management Agreements, dated as of January
        31, 1992, among the Company, USSC and each of Wingate Partners,
        Cumberland and Good Capital Co., Inc.(1).
10.15   Amendment No. 1 to Investment Banking Fee and Management Agreements,
        dated as of March 30, 1995, among USSC, the Company and each of Wingate
        Partners, Cumberland and Good Capital Co., Inc.(1).




10.16   Termination Agreements, dated as of October 31, 1997, terminating the
        Investment Banking Fee and Management Agreements among the Company,
        USSC and each of Wingate Partners L.P., Cumberland Capital
        Corporation and Good Capital Co., Inc.(8).
10.17   Amendment No. 4 to Management Equity Plan, dated as of August 19,
        1997(5).**
10.18   United Stationers Inc. Management Equity Plan, as amended through August
        19, 1997(5).**
10.19 Letter Agreements, dated as of January 31, 1992, between the Company (as successor-in-interest to Associated) and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller, Daniel J. Schleppe, Duane J.
        Ratay and Daniel H. Bushell regarding grants of stock options(1).
10.20 Amendment to Stock Option Grants, dated as of March 30, 1995, between the Company and each of Michael D. Rowsey, Robert W. Eberspacher,
        Lawrence E. Miller, Daniel J. Schleppe, Duane J. Ratay and Daniel H.
        Bushell(1).
10.21 Forms of Stock Option Agreements dated October 2, 1995, granting options to certain management employees(4).**
10.22 Forms of Amendments to Stock Option Grants, dated September 29, 1995, between the Company and each of Michael D. Rowsey, Robert W.
        Eberspacher, Lawrence E. Miller, Daniel J. Schleppe and Daniel H.
        Bushell(4).**
10.23 Stock Option Agreements dated as of January 1, 1996, between the Company and Thomas W. Sturgess, granting options(4).**
10.24 Executive Stock Purchase Agreements, dated as of January 31, 1992, among the Company, Wingate Partners L.P., ASI Partners, L.P. and each of Michael D. Rowsey, Robert W. Eberspacher, Lawrence E. Miller and
        Daniel J. Schleppe(1).
10.25   First Amendments to Executive Stock Purchase Agreements, dated as of
        March 30, 1995, among the Company, Wingate Partners L.P., ASI
        Partners, L.P. and each of Michael D. Rowsey, Robert W. Eberspacher,
        Lawrence E. Miller and Daniel J. Schleppe(1).
10.26   Management Incentive Plan for 1996(4).**
10.27   Management Incentive Plan for 1997 (Exhibit 10.39 to Company's Report on
        Form 10-K dated March 26, 1997)(3).**

10.28   1997 Special Bonus Plan (Exhibit 10.40 to the Company's Report on Form
        10-K dated March 26, 1997)(3).**
10.29   United Stationers 401(k) Savings Plan, restated as of March 1, 1996
        (Exhibit 10.45.1 to the Company's Report on Form 10-K dated March 26,
        1997)(3).**
10.30   United Stationers Supply Co. Pension Plan as amended (See the Company's
        Reports on Form 10-K for the fiscal years ended August 31, 1985, 1986,
        1987 and 1989)(3).**
10.31   Amendment to Pension Plan adopted February 10, 1995(2).**
10.32   One Time Merger Integration Bonus Plan(4).**
10.33   Amended and Restated Employment and Consulting Agreement dated April 15,
        1993 among the Company, USSC and Joel D. Spungin (Exhibit 10(b) to the
        Company's Report on Form 10-K dated November 22, 1993)(3).**
10.34 Amendment dated February 13, 1995 to the Amended and Restated Employment and Consulting Agreement among the Company, USSC and Joel D.
        Spungin(2).**
10.35   Severance Agreement between the Company, USSC and James A. Pribel dated
        February 13, 1995(2).**
10.36   Letter Agreement dated February 13, 1995 between the Company and Ergin
        Uskup(2).
10.37   Employment Agreements dated October 1, 1995 between USSC and each of
        Daniel H. Bushell, Michael D. Rowsey, Steven R. Schwarz, Robert H.
        Cornell, Ted S. Rzeszuto and Al Shaw(4).**
10.38   Employment Agreement dated November 1, 1995 between USSC and Otis H.
        Halleen(4).**
10.39   Employment Agreement dated as of January 1, 1996 between the Company,
        USSC and Thomas W. Sturgess(4).**
10.40   Deferred Compensation Plan. (Exhibit 10(f) to the Company's Annual
        Report on Form 10-K dated October 6, 1994)(3).**
10.41 Letter Agreement dated November 29, 1995 granting shares of restricted stock to Joel D. Spungin(4).**
10.42   Lease Agreement, dated as of March 4, 1988, between Crow-Alameda Limited
        Partnership and Stationers Distributing Company, Inc., as amended(1).
10.43   Industrial Real Estate Lease, dated as of May 17, 1993, among Majestic
        Realty Co. and Patrician Associates, Inc., as landlord, and United
        Stationers Supply Co., as tenant(1).
10.44   Standard Industrial Lease, dated as of March 15, 1991, between Shelley
        B. & Barbara Detrik and Lynn Edwards Corp.(1).
10.45 Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni and
        Yolanda M. Panattoni, as landlord, and United Stationers Supply Co., as tenant(1).
10.46   Lease, dated as of February 1, 1993, between CMD Florida Four Limited
        Partnership and United Stationers Supply Co., as amended(1).
10.47   Standard Industrial Lease, dated March 2, 1992, between Carol Point
        Builders I and Associated Stationers, Inc.(1).




10.48   First Amendment to Industrial Lease dated January 23, 1997 between
        ERI-CP, Inc. (successor to Carol Point Builders I) and United Stationers
        Supply Co. (successor to Associated Stationers, Inc.)(5).
10.49 Lease, dated March 22, 1973, between National Boulevard Bank of Chicago, as trustee under Trust Agreement dated March 15, 1973 and known as Trust
        No. 4722, and USSC, as amended(1).
10.50 Lease Agreement, dated July 20, 1993, between OTR, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio, and United Stationers Supply Co., as amended(1).
10.51   Lease Agreement, dated as of December 20, 1988, between Corporate
        Property Associates 8, L.P., and Stationers Distributing Company, Inc., as amended(1).
10.52 Industrial Lease, dated as of February 22, 1988, between Northtown Devco and Stationers Distributing Company, as amended(1).
10.53 Lease, dated as of April 17,1989, between Isaac Heller and USSC, as amended(1).
10.54   Lease Agreement, dated as of May 10, 1984, between Westbelt Business
        Park Joint Venture and Boise Cascade Corporation, as amended(1).
10.55   Fourth Amendment to Lease between Keystone-Ohio Property Holding Corp.
        (as successor to Westbelt Business Park) and USSC (as successor to
        Associated Stationers, Inc.) dated December 3, 1996(5).
10.56   Lease effective March 1, 1997 between Davis Partnership and USSCO*.
10.57   Lease Agreement, dated as of August 17, 1981, between Gulf United
        Corporation and Crown Zellerbach Corporation, as amended(1).
10.58 Lease Agreement, dated as of March 31, 1978, among Gillich O. Traughber and J.T. Cruin, Joint Venturers, and Boise Cascade Corporation, as amended(1).
10.59 Lease Agreement, dated November 7, 1988, between Delware II Associates and Stationers Distributing Company, Inc., as amended(1).
10.60   Lease Agreement, dated November 7, 1988, between Central East Dallas
        Development Limited Partnership and Stationers Distributing Company,
        Inc., as amended(1).
10.61   Lease Agreement, dated as of March 17, 1989, between Special Asset
        Management Company of Texas, Inc., and Stationers Distributing Company,
        Inc., as amended(1).
10.62   Sublease, dated January 9, 1992, between Shadrall Associates and
        Stationers Distributing Company, Inc.(1).

10.63   Industrial Lease, dated as of June 12, 1989, between Stationers
        Distributing Company, Inc. and Dual Asset Fund V, as amended(1).
10.64   Lease Agreement, dated as of July 1994, between Bettilyon Mortgage Loan
        Company and USSC(1).
10.65 Agreement of Lease, dated as of January 5, 1994, between the Estate of James Campbell, deceased, and USSC(1).
10.66   Amendment No. 2 to Agreement of Lease dated February 1, 1997 between the
        Estate of James Campbell, deceased, and USSC(8).
10.67   Lease Agreement dated January 5, 1996, between Robinson Properties, L.P.
        and USSC(4).
10.68   Agreement for Data Processing Services, dated January 31, 1992, between
        USSC (as successor-in-interest to ASI) and Affiliated Computer Services,
        Inc.(1).
10.69   Amended and Restated First Amendment to Agreement for Data Processing
        Services, dated as of August 29, 1995, between USSC and Affiliated
        Computer Services, Inc.(1).
10.70   Stock Purchase Agreement between United Stationers Supply Co. and
        Lagasse Bros., Inc. ("Lagasse") and Kevin C. Lagasse, Cynthia Lagasse,
        David C. Lagasse, Linette Lagasse Abadie, Clinton G. Lagasse, Raymond J.
        Lagasse and Rickey Lagasse, being all of the shareholders of Lagasse
        (Exhibit 99.1 to Registrant's Report on Form 8-K filed November 5,
        1996)(3).
10.71 Amended and Restated Credit Agreement dated October 31, 1996 (amending and restating the Credit Agreement dated as of March 30, 1995)(Exhibit
        99.2 to Registrant's Report on Form 8-K filed November 5, 1996)(3).
10.72   USI Employee Benefits Trust Agreement dated March 21, 1995 between the
        Company and American National Bank and Trust Company of Chicago as
        Trustee(2).
10.73 Certificate of Insurance covering directors' and officers' liability insurance effective March 30, 1996 through April 1, 1997(8).
10.74 Certificate of Insurance covering directors' and officers' liability insurance effective April 1, 1997 through April 1, 1998(5).
10.75   Amendment to Medical Plan Document for the Company(2).**
10.76   The Company Severance Plan, adopted February 10, 1995(2).**
10.77   Securities Purchase Agreement, dated as of July 28, 1995, among the
        Company, Boise Cascade, Wingate Partners, Wingate II, Wingate
        Affiliates, Wingate Affiliates II, ASI Partners III, L.P., the Julie
        Good Mora Grantor Trust and the Laura Good Stathos Grantor Trust(2).
10.78   Amendment dated February 23, 1996 to Option Agreements between the
        Company and Thomas W. Sturgess (Exhibit 10.110 to the Company's Report on Form 10-K dated March 28, 1996)(3).**
10.79 Amendment No. 3 to United Stationers Inc. Management Equity Plan, dated as of September 27, 1995 (Exhibit 10.111 to the Company's Report on Form
        10-K dated March 28, 1996(3).**




10.80   Amendment No. 2 dated March 5, 1996 to Stock Option Agreements between the Company and Thomas W. Sturgess (Exhibit 10.112 to the Company's
        Report on Form 10-K dated March 28, 1996)(3).**
10.81   Amendment to Employment Agreement dated March 5, 1996 between the
        Company, USSC and Thomas W. Sturgess (Exhibit 10.113 to the Company's
        Form 10-K dated March 28, 1996)(3).**
10.82   Employment Agreement dated as of May 23, 1997 between the Company, USSC and Randall W. Larrimore(5).**
10.83   Employment Agreements dated as of June 1, 1997 between USSC and each of
        Daniel H. Bushell, Michael D. Rowsey and Steven R. Schwarz(5).**
10.84   Lease dated as of October 20, 1997 between Ozburn-Hessey Storage Co. and
        USSC(8).
10.85   United Stationers Inc. Non-employee Directors' Deferred Stock
        Compensation Plan(8).**
10.86   Amendments to Stock Option Grants, dated as of June 1, 1997, between
        United and each of Daniel H. Bushell, Michael D. Rowsey and Steven R.
        Schwarz(5).**
10.87   Second Amended and Restated Credit Agreement, dated April 3, 1998, among United, the Company, the lenders parties thereto, Chase Securities
        Inc., as arranger, and the Chase Manhattan Bank, as agent (Exhibit 10.1 to the Company's Report on Form 8-K filed April 20, 1998)(3).
10.88   Second Amended and Restated Security Agreement, dated April 3, 1998, between the Company and the Chase Manhattan Bank, as administrative agent (Exhibit 10.2 to the Company's Report on Form 8-K filed
        April 20, 1998)(3).
10.89   Subsidiary Guarantee and Security Agreement, dated April 3, 1998, among Lagasse Bros., Inc., Azerty Incorporated, Positive ID Wholesale
        Inc., AP Support Services Incorporated and the Chase Manhattan Bank,
        as administrative agent (Exhibit 10.3 to the Company's Report on Form
        8-K filed April 20, 1998)(3).
10.90   Pooling Agreement, dated April 3, 1998, among USS Receivables
        Company, Ltd., the Company, as servicer, and The Chase Manhattan Bank, as trustee (Exhibit 10.4 to the Company's Report on Form 8-K filed
        April 20, 1998)(3).
10.91   Receivables Sale Agreement, dated as of April 3, 1998, among the
        Company, as seller, USS Receivables Company, Ltd., and the Company, as servicer (Exhibit 10.6 to the Company's Report on Form 8-K filed
        April 20, 1998(3).
10.92   Servicing Agreement, dated as of April 3, 1998, among USS Receivables
        Company, Ltd., the Company, as servicer, and the Chase Manhattan
        Bank, as trustee (Exhibit 10.7 to the Company's Report on Form 8-K filed April 20, 1998(3).
10.93   Certificate of Insurance covering directors' and officers' liablity insurance effective April 1, 1998 through April 1, 2000(9).
10.94   Lease Agreement, dated as of October 12, 1998, between Corum Carol
        Stream Associates, LLC and USSC.*
10.95   Management Incentive Plan for 1998.(*)(**)
10.96   Restated Management Equity Plan as of November 5, 1998.(*)(**)
10.97   Severance Agreement between the Company, USSC and Michael Rowsey and
        Cynthia Rowsey, dated as of January 1, 1999.*
10.98   Warrant Purchase Agreement between the Company and ASI Partners III,
        L.P. dated December, 1998.(*)(**)
21      Subsidiaries of the issuer.*
23.1    Consent of Ernst & Young LLP, independent auditors.*
27.1    Financial Data Schedule for United Stationers Inc. (EDGAR filing only)*.
27.2    Financial Data Schedule for United Stationers Supply Co. (EDGAR filing only)*.

--------------------------------------------------------------------------------

   * Filed herewith.

  ** Compensatory Plan Arrangement.

 (1) Incorporated by reference to USSC's Form S-1 (No. 33-59811), as amended, initially filed with the Commission on June 12, 1995.

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

 (4) Incorporated by reference to the Company's Form S-2 (No. 333-01089) as filed with the Commission on February 20, 1996.

 (5) Incorporated by reference to the Company's Form S-2 (No. 333-34937) as filed with the Commission on October 3, 1997.

 (6) Adopted March 24, 1999.

 (7) Incorporated by reference to United's Form S-1 (No. 33-59811), as amended, initially filed with the Commission on June 12, 1995.

 (8) Incorporated by reference to United's Form 10-K initially filed with the Commission on March 12, 1998.

 (9) Incorporated by reference to United's Form S-4 initially filed with the Commission on June 12, 1998.

B)   Reports on Form 8-K filed by the Registrant were as follows:

     The Company filed a report on Form 8-K on December 31, 1998, reporting under Item 5 the resignation of Michael D. Rowsey from Executive Vice President and the Board of Directors of the Company.

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 333-37665 (filed October 10, 1997).

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

                                    UNITED STATIONERS INC.



                                    BY: /s/ Daniel H. Bushell
                                        ------------------------------------
                                         Daniel H. Bushell
                                         Executive Vice President,
                                         Chief Development Officer and
                                         Chief Financial Officer
                                         (principal accounting officer)
        Dated: March 29, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                 CAPACITY                            DATE
        ---------                 --------                            ----

/s/ Frederick B. Hegi, Jr.     Chairman of the Board of Directors     March 29, 1999
----------------------------
   Frederick B. Hegi, Jr.



/s/ Randall W. Larrimore       President, Chief Executive Officer
----------------------------   and Director                           March 29, 1999
   Randall W. Larrimore



/s/ Daniel J. Good             Director                               March 29, 1999
----------------------------
   Daniel J. Good



/s/ Roy W. Haley               Director                               March 29, 1999
----------------------------
   Roy W. Haley



/s/ Max D. Hopper              Director                               March 29, 1999
----------------------------
   Max D. Hopper



/s/ James A. Johnson           Director                               March 29, 1999
----------------------------
   James A. Johnson



/s/ Benson P. Shapiro          Director                               March 29, 1999
----------------------------
   Benson P. Shapiro



/s/ Joel D. Spungin            Director                               March 29, 1999
----------------------------
   Joel D. Spungin