Form 10-Q
period 1999-03-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1999-05-14
CIK 355999, 945633

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

    x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

Commission file numbers:      United Stationers Inc.:                 0-10653
                              United Stationers Supply Co.:          33-59811


                             UNITED STATIONERS INC.
                          UNITED STATIONERS SUPPLY CO.
             (Exact name of registrant as specified in its charter)

United Stationers Inc.:        Delaware     United Stationers Inc.:        36-3141189
United Stationers Supply Co.:  Illinois     United Stationers Supply Co.:  36-2431718
---------------------------------------     -----------------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)


2200 East Golf Road, Des Plaines, Illinois                          60016-1267
------------------------------------------                          ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (847) 699-5000

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


On May 12, 1999, United Stationers Inc. had outstanding 33,990,155 shares of Common Stock, par value $0.10 per share. On May 12, 1999, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999




                             INDEX



PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

         IMPORTANT EXPLANATORY NOTE                                           1


         Independent Accountants' Review Report                               2


         Condensed Consolidated Balance Sheets as of
            March 31, 1999 and December 31, 1998.                             3


         Condensed Consolidated Statements of Income
            for the Three Months ended March 31, 1999 and 1998.               4

         Condensed Consolidated Statements of Cash Flows
            for the Three Months ended March 31, 1999 and 1998.               5


         Notes to Condensed Consolidated Financial Statements.                6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                   11


PART II - OTHER INFORMATION                                                  17
---------------------------

SIGNATURE                                                                    18
---------

INDEX TO EXHIBITS                                                            19
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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT









The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Stationers Inc. as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 1999, except for Note 18, as to which the date is March 17, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                              /s/Ernst & Young LLP




Chicago, Illinois
April 23, 1999

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   (Unaudited)            (Audited)
                                                                    March 31,            December 31,
                                                                      1999                   1998
                                                                   -----------           ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                      $    23,449           $    19,038
    Accounts receivable, net                                           215,549               203,467
    Inventories                                                        516,746               554,940
    Other current assets                                                25,225                21,293
                                                                   -----------           -----------
           Total current assets                                        780,969               798,738

  Property, plant and equipment, net                                   168,986               169,060
  Goodwill, net                                                        180,412               181,009
  Other                                                                 18,502                18,184
                                                                   -----------           -----------
           Total assets                                            $ 1,148,869           $ 1,166,991
                                                                   -----------           -----------
                                                                   -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                               $   267,976           $   301,952
    Accrued liabilities                                                138,708               132,053
    Current maturities of long-term debt                                 8,183                 7,709
                                                                   -----------           -----------
           Total current liabilities                                   414,867               441,714

  Deferred income taxes                                                 26,344                26,223
  Long-term obligations                                                351,882               328,491
                                                                   -----------           -----------
           Total liabilities                                           793,093               796,428

  Stockholders' equity:
    Common stock, $0.10 par value; 100,000,000
          shares authorized; 37,201,669 and 36,912,173,
          respectively, issued                                           3,720                 3,691
    Additional paid-in capital                                         304,247               303,330
    Treasury stock, at cost - 2,215,000 shares                         (34,656)                   --
    Retained earnings                                                   83,541                64,853
    Accumulated translation adjustment                                  (1,076)               (1,311)
                                                                   -----------           -----------
           Total stockholders' equity                                  355,776               370,563
                                                                   -----------           -----------
           Total liabilities and stockholders' equity              $ 1,148,869           $ 1,166,991
                                                                   -----------           -----------
                                                                   -----------           -----------


            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
                                                             1999               1998
                                                           ------------      ------------
Net sales                                                  $    824,261      $    712,517

Cost of goods sold                                              690,393           589,455
                                                           ------------      ------------

Gross profit                                                    133,868           123,062
                                                           ------------      ------------

Operating expenses:
     Warehousing, marketing and
        administrative expenses                                  91,982            85,037
                                                           ------------      ------------

Income from operations                                           41,886            38,025

Interest expense                                                  7,467            11,826

Other expense                                                     2,199              --
                                                           ------------      ------------

Income before income taxes                                       32,220            26,199

Income taxes                                                     13,532            11,108
                                                           ------------      ------------

Net income                                                 $     18,688      $     15,091
                                                           ------------      ------------
                                                           ------------      ------------
Net income per common share                                $       0.51      $       0.47
                                                           ------------      ------------
                                                           ------------      ------------
    Average number of common shares outstanding                  36,840            31,990

Net income per common share - assuming dilution            $       0.50      $       0.44
                                                           ------------      ------------
                                                           ------------      ------------
    Average number of common shares outstanding -
         assuming dilution                                       37,409            34,196

            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                         March 31,
                                                             ------------------------------
                                                                1999                1998
                                                             -----------        -----------
Cash Flows From Operating Activities:
    Net income                                               $    18,688        $    15,091
    Depreciation and amortization                                  6,804              7,433
    Amortization of capitalized financing costs                      358                930
    Changes in operating assets and liabilities                   (6,464)            44,046
                                                             -----------        -----------
        Net cash provided by operating activities                 19,386             67,500


Cash Flows From Investing Activities:
    Capital expenditures                                          (8,702)            (3,984)
    Proceeds from disposition of property, plant
        and equipment                                              3,200                  9
                                                             -----------        -----------
        Net cash used in investing activities                     (5,502)            (3,975)



Cash Flows From Financing Activities:
     Principal payments on debt                                   (1,119)           (29,934)
     Net borrowing (repayments) under revolver                    26,000            (32,000)
     Issuance of common shares                                     2,447                243
     Payment of employee withholding tax related to
        stock option exercises                                    (2,381)            (2,571)
     Repurchase of common stock                                  (34,656)                --
     Other                                                           236               (126)
                                                             -----------        -----------
        Net cash used in financing activities                     (9,473)           (64,388)
                                                             -----------        -----------


Net change in cash and cash equivalents                            4,411               (863)
Cash and cash equivalents, beginning of period                    19,038             12,367
                                                             -----------        -----------
     Cash and cash equivalents, end of period                $    23,449        $    11,504
                                                             -----------        -----------
                                                             -----------        -----------


Other Cash Flow Information:
    Income taxes paid                                        $     1,196        $       742
    Interest paid                                                  3,842             10,424


            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 1998. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 31, 1998 for further information. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim expense and inventory estimates are recognized throughout the year relating to marginal income tax rates, shrinkage, price changes and product mix. Any refinements to these estimates based on actual experience are recorded when known.


2.       OPERATIONS

The Company operates in a single segment as a national wholesale distributor of business products. The Company offers approximately 35,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers -- such as computer products resellers, office furniture dealers, mass merchandisers, sanitary supply distributors, warehouse clubs, mail order houses and office products superstores. The Company has a distribution network of 40 business products distribution centers, 19 janitorial and sanitation distribution centers and six computer consumables, peripherals and accessories distribution centers. In addition to its broad product offering, the Company provides value-added marketing and logistics services to both manufacturers and resellers.


3.       REPURCHASE OF COMMON STOCK

In the first quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million in common stock. During the first quarter of 1999, the Company repurchased 2,215,000 shares of common stock at a cost of approximately $34.7 million. As of March 31, 1999, the Company had authorization remaining to repurchase up to $15.3 million in common stock out of the $50.0 million approved by the Board of Directors in the first quarter of 1999.


4.       COMPREHENSIVE INCOME

Total comprehensive income was $18,923,000 and $14,968,000 for the three month periods ended March 31, 1999 and 1998, respectively.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the quarter. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three Months Ended
                                                                      March 31,
                                                         ---------------------------------
                                                            1999                   1998
                                                         -----------           -----------
NUMERATOR:
   Net income                                            $    18,688           $    15,091
                                                         -----------           -----------
                                                         -----------           -----------
DENOMINATOR:
   Denominator for basic earnings per share -
       Weighted average shares                                36,840                31,990

   Effect of dilutive securities:
       Employee stock options                                    569                 2,206
                                                         -----------           -----------

   Denominator for diluted earnings per share -
      Adjusted weighted average shares
        and assumed conversions                               37,409                34,196
                                                         -----------           -----------
                                                         -----------           -----------

   Earnings per common share:
      Net income per share - Basic                       $      0.51           $      0.47

      Net income per share - Diluted                     $      0.50           $      0.44


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

The following discussion sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment as the largest general line business products wholesaler in the United States, operations outside the United States were immaterial, with 1998 net sales of $3.1 billion. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 40 regional distribution centers, 19 janitorial and sanitation distribution centers and six computer consumables, peripherals and accessories distribution centers.

The Company's product offerings, comprised of more than 35,000 stockkeeping units (SKUs), may be divided into five primary categories: (i) The Company's core business continues to be traditional office products, which includes both brand-name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories; (ii) The Company offers computer supplies, and peripherals to computer resellers and office products dealers; (iii) The Company's sale of office furniture such as leather chairs, wooden and steel desks and computer furniture has enabled it to become the nation's largest office furniture wholesaler. The Company currently offers nearly 4,000 furniture items from 50 different manufacturers; (iv) A fourth category of products is facility supplies, including janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. In October 1996, the Company acquired Lagasse Bros. Inc., the largest pure wholesaler of janitorial and sanitation supplies in North America. The Company distributes these products through 19 janitorial and sanitation distribution centers to sanitary supply dealers; and (v) The Company also distributes business machines and audio-visual equipment and supplies.

The Company sells to more than 20,000 resellers of office products, including office product dealers, office furniture dealers, office products superstores, mass merchandisers, computer products resellers, mail order companies and sanitary supply distributors. Of its 20,000 customers, no single reseller accounted for more than 6% of the Company's net sales during the first quarter of 1999.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table sets forth net sales by product category for the three month periods ended March 31, 1999 and 1998 (dollars in millions):

                                                            Three Month Period Ended
                                                                    March 31,
                                                        ----------------------------------
                                                            1999                1998
                                                        --------------     ---------------
Traditional office products                                $    284              $    307
Computer supplies and peripherals                               298                   179
Office furniture                                                106                   109
Facility supplies                                                57                    47
Business machines and audio-visual
  equipment                                                      79                    71
                                                        -----------           -----------
Total net sales                                            $    824              $    713
                                                        -----------           -----------
                                                        -----------           -----------


7.       SUMMARIZED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

Azerty Incorporated, Positive ID Wholesale, and AP Support Services (collectively, the "Azerty Guarantor") and Lagasse Bros., Inc. ("Lagasse") guarantee the 8.375% Senior Subordinated Notes due 2008 (the "Notes") issued by United Stationers Supply Co. ("USSC"). The Azerty Guarantor Subsidiaries and Azerty de Mexico, S.A. de C.V. (collectively, the "Azerty Business") were acquired on April 3, 1998.

Set forth below is summarized combined financial data for the Azerty Business (subsequent to its acquisition by USSC) and Lagasse. Summarized combined financial data as of March 31, 1999 and December 31, 1998 reflect both Lagasse and the Azerty Business. The summarized combined income statement data for the three months ended March 31, 1999 reflects the operations of Lagasse and the Azerty Business. Summarized financial data for the three months ended March 31, 1998 reflect Lagasse only.

                                            As of                      As of
                                           March 31,               December 31,
                                             1999                      1998
                                        --------------            --------------
Balance Sheet Data:
  Current assets                         $    218,455             $    175,745
  Total assets                                335,999                  293,914
  Current liabilities                          96,403                   90,498
  Total liabilities                            96,765                   90,560

                                                   Three Months Ended
                                                       March 31,
                                          -------------------------------------
                                               1999                 1998
                                          ----------------    -----------------
Income Statement Data:
  Net sales                                     $ 175,710            $  35,080
  Gross margin                                     18,084                6,373
  Operating income                                  6,729                2,460
  Net income                                        3,741                1,373

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.       RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges are unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. The Company will adopt SFAS No. 133 on January 1, 2000. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

Information contained or incorporated by reference in this Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations are forward-looking statements. The following matters and certain other factors noted throughout this Form 10-Q constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly-competitive environment in which the Company operates, the integration of acquisitions, changes in end-users' traditional demands for business products, reliance by the Company on certain key suppliers, the effects on the Company of fluctuations in manufacturers' pricing, potential service interruptions, dependence on key personnel and general economic conditions. A description of these factors, as well as other factors which could affect the Company's business, is set forth in filings by the Company with the Securities and Exchange Commission, including the Company's Registration Statement filed on June 9, 1998. All forward-looking statements contained in this Form 10-Q and/or any subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


First Quarter Ended March 31, 1999 compared with the
First Quarter Ended March 31, 1998
----------------------------------------------------

NET SALES. Net sales were $824.3 million in the first quarter of 1999, a 15.7% increase over net sales of $712.5 million in the first quarter of 1998. The increase reflects the impact of the Azerty acquisition which closed on April 3, 1998. Organic sales in the first quarter of 1999 increased by 1.5%.

During the first quarter of 1999, the Company experienced slowing sales growth due to the discontinuance of laptop and desktop computers and office products at Azerty, decisions by certain customers to use an alternate wholesaler and a change in inventory management strategy by certain customers. Considering the strategic initiatives currently underway, the Company expects to build sales momentum as it progresses through the year.

GROSS MARGIN. Gross margin declined to 16.3% in the first quarter of 1999 compared with 17.2% in 1998. This decrease is primarily the result of the blending of the lower-margin computer consumables business (Azerty) into the Company's overall margin mix.

OPERATING EXPENSES. Operating expenses as a percent of net sales declined to 11.2% in 1999 compared with 11.9% in 1998. This reduction represents the impact of Azerty's lower operating expense ratio. The Company believes there are significant opportunities to further reduce its operating expense ratio, primarily through best practices and ongoing productivity improvements.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales decreased to 5.1% in 1999 compared with 5.3% in 1998.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST EXPENSE. Interest expense as a percent of net sales was 0.9% compared with 1.7% in 1998. This reduction reflects the continued leveraging of fixed interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June 1998 equity offering, and the Receivables Securitization Program (as defined). These transactions were partially offset by the acquisition of Azerty, in April of 1998, for a purchase price of approximately $115.7 million and the placement of $100.0 million of Senior Subordinated Notes at 8.375% (as defined) in April of 1998.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 1999. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). These costs vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE INCOME TAXES. Income before income taxes as a percent of net sales increased to 3.9% from 3.6% in 1998.

NET INCOME. Net income as a percent of net sales increased to 2.3% compared with 2.1% in 1998.


LIQUIDITY AND CAPITAL RESOURCES

CREDIT AGREEMENT

At March 31, 1999, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $58.4 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility").

The Term Loan Facilities consisted initially of a $150.0 million Tranche A term loan facility ("Tranche A Facility") and a $100.0 million Tranche B term loan facility ("Tranche B Facility"). The Company repaid a substantial portion of the Tranche A Facility with proceeds from the June 1998 equity offering. Amounts outstanding under the Tranche A Facility are to be repaid in 20 quarterly installments ranging from $1.6 million at June 30, 1999 to $3.7 million at March 31, 2004. All amounts outstanding under the Tranche B Facility have been repaid as of April 15, 1998, with net proceeds from the sale of $100.0 million of 8.375% Senior Subordinated Notes (as defined) and from a portion of the proceeds generated from the sale of certain receivables under the Receivables Securitization Program (as defined).

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004 and $50.0 million was outstanding at March 31, 1999.

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

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. At March 31, 1999, the Company was in compliance with all covenants contained in the Credit Agreement.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as an addition or a reduction to interest expense. At March 31, 1999, the Company had interest rate collar agreements expiring October 1999 on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0%. For the three months ended March 31, 1999 and 1998, the Company recorded $0.1 million and $0.2 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements.

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

12.75% Senior Subordinated Notes

The 12.75% Senior Subordinated Notes ("12.75% Notes") originally were issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of March 31, 1999, the aggregate outstanding principal amount of the 12.75% Notes was $100.0 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

8.375% Senior Subordinated Notes

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of March 31, 1999, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

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

The Chase Manhattan Bank acts as funding agent and, with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of March 31, 1999, exclude approximately $160.0 million of accounts receivable sold to the Receivables Company.

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                    ------------------------------
                                                                     1999                   1998
                                                                    -------               --------
                                                                       (dollars in thousands)
         Net cash provided by operating activities                  $19,386               $ 67,500
         Net cash used in investing activities                       (5,502)                (3,975)
         Net cash used in financing activities                       (9,473)               (64,388)

Net cash provided by operating activities during the first three months of 1999 decreased to $19.4 million from $67.5 million in the comparable prior-year period. This decrease was primarily the result of a decrease in accounts payable and an increase in accounts receivable partially offset by a decrease in inventory.

Net cash used in investing activities during the first three months of 1999 was $5.5 million compared with $4.0 million used in the first three months of 1998. The increase in cash used was primarily due to an increase in capital expenditures partially offset by higher proceeds from the sale of property, plant, and equipment.

Net cash used in financing activities during the first three months of 1999 was $9.5 million compared with $64.4 million for the first three months of 1998. This decrease was due primarily to increased borrowings under the revolver and lower debt principal payments (due to the elimination of the excess cash flow payment required by the credit agreement in 1998) partially offset by the repurchase of common stock.

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

The Company also is working with its customers and suppliers to determine whether the year 2000 problem will have an adverse effect on the Company's relationship with them. Beginning with the Company's catalog for 1999, the Company's product suppliers have assured the Company that their products will be year 2000 ready. However, the Company does not control its suppliers and relies on a variety of utilities, telecommunications companies and other suppliers in order to continue its business.

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

The Company's year 2000 remediation utilizes both internal and external resources. During 1998 and 1997, the Company incurred approximately $1.5 million and $1.4 million, respectively, related to this issue. For the three months ended March 31, 1999, the Company incurred $0.5 million and expects to incur an additional $1.0 million to $1.5 million of year 2000 remediation expenses during the balance of the year. Funding for year 2000 expenses will be generated from ongoing operations and available borrowings under the Credit Agreement.

There can be no assurance that year 2000 remediation by the Company or third parties will be properly and timely completed and failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects to it of the year 2000 issue, which depends on numerous uncertainties such as: (i) whether major third parties address this issue properly and timely and (ii) whether broad-based or systemic economic failures may occur. The Company currently is unaware of any events, trends, or conditions regarding this issue that may have a material effect on the Company's results of operations, liquidity, or financial position. If the year 2000 issue is not resolved by January 1, 2000, the Company's results of operations or financial condition could be materially adversely affected.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at March 31, 1999, of $340.3 million and $160.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 40% of the outstanding debt and Receivables Exposure is priced at interest rates that are fixed. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an approximate $1.5 million annualized increase or decrease in interest expense, loss on the sale of certain accounts receivable and cash flows. The Company has entered into interest rate collar agreements, under which the interest rates on $200.0 million of floating rate debt can vary between LIBOR rates of 5.2% and 8.0%. The Company will from time to time enter into interest rate swaps or collars on its debt. The Company does not use derivative financial or commodity instruments for trading purposes. Typically, the use of such derivative instruments is limited to interest rate swaps or collars on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

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

         Not applicable


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


ITEM 5   OTHER INFORMATION

         Not applicable


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit
               Number
               -------
               2       Not applicable
               11      Not applicable
               15.1    Letter regarding unaudited interim
                        financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27.1    Financial Data Schedule - United Stationers Inc.
               27.2    Financial Data Schedule - United Stationers Supply Co.
               99      Not applicable

         (b) The Company filed a report on Form 8-K on March 23, 1999 reporting under Item 5 that the Company's Board of Directors and senior lenders approved the adoption of a stock repurchase program.

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



                                           UNITED STATIONERS INC.
                                         UNITED STATIONERS SUPPLY CO.
                                         ----------------------------
                                                (Registrant)







Date:   May 12, 1999                         /s/ Daniel H. Bushell
     -------------------                -------------------------------
                                        Daniel H. Bushell
                                        Executive Vice President and
                                        Chief Financial Officer

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS



         (a)   Exhibit
               Number
               -------
               2       Not applicable
               11      Not applicable
               15.1    Letter regarding unaudited interim
                        financial information
               18      Not applicable
               19      Not applicable
               22      Not applicable
               23      Not applicable
               24      Not applicable
               27.1    Financial Data Schedule - United Stationers Inc.
               27.2    Financial Data Schedule - United Stationers Supply Co.
               99      Not applicable