Form 10-Q
period 1999-06-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1999-08-11
CIK 355999, 945633

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

    x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---
          SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1999
                               -------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                        to
                                        ----------------------    -------------

Commission file numbers:     United Stationers Inc.:                 0-10653
                             United Stationers Supply Co.:          33-59811


                             UNITED STATIONERS INC.
                          UNITED STATIONERS SUPPLY CO.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


United Stationers Inc.:      Delaware   United Stationers Inc.:       36-3141189
United Stationers Supply Co.:Illinois   United Stationers Supply Co.: 36-2431718
--------------------------------------- ----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


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


On July 30, 1999, United Stationers Inc. had outstanding 33,972,965 shares of Common Stock, par value $0.10 per share. On July 30, 1999, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999




                                      INDEX
                                      -----

                                                                PAGE

PART I - FINANCIAL INFORMATION

         IMPORTANT EXPLANATORY NOTE                               1

         Independent Accountants' Review Report                   2

         Condensed Consolidated Balance Sheets as of
            June 30, 1999 and December 31, 1998                   3


         Condensed Consolidated Statements of Income
            for the Three and Six Months ended
            June 30, 1999 and 1998                                4

         Condensed Consolidated Statements of Cash Flows
            for the Six Months ended June 30, 1999 and 1998       6


         Notes to Condensed Consolidated Financial Statements     7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations        12


PART II - OTHER INFORMATION                                      21

SIGNATURE                                                        23

INDEX TO EXHIBITS                                                24


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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT









The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




Chicago, Illinois
July 20, 1999

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                   (Unaudited)            (Audited)
                                                                     June 30,            December 31,
                                                                       1999                  1998
                                                                   -----------           -----------
ASSETS
  Current assets:
    Cash and cash equivalents                                      $    16,743           $    19,038
    Accounts receivable, net                                           224,064               203,467
    Inventories                                                        511,142               554,940
    Other current assets                                                23,285                21,293
                                                                   -----------           -----------
           Total current assets                                        775,234               798,738

  Property, plant and equipment, net                                   170,964               169,060
  Goodwill, net                                                        179,210               181,009
  Other                                                                 18,954                18,184
                                                                   -----------           -----------
           Total assets                                            $ 1,144,362           $ 1,166,991
                                                                   -----------           -----------
                                                                   -----------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                               $   281,954           $   301,952
    Accrued liabilities                                                125,174               132,053
    Current maturities of long-term debt                                 9,717                 7,709
                                                                   -----------           -----------
           Total current liabilities                                   416,845               441,714

  Deferred income taxes                                                 26,508                26,223
  Long-term obligations                                                342,802               328,491
                                                                   -----------           -----------
           Total liabilities                                           786,155               796,428

  Stockholders' equity:
    Common stock, $0.10 par value; 100,000,000
          shares authorized; 37,211,427 and 36,652,898,
          respectively, issued                                           3,721                 3,691
    Additional paid-in capital                                         304,228               303,330
    Treasury stock, at cost - 3,250,000 shares                         (49,600)                   --
    Retained earnings                                                  100,858                64,853
    Accumulated translation adjustment                                  (1,000)               (1,311)
                                                                   -----------           -----------
           Total stockholders' equity                                  358,207               370,563
                                                                   -----------           -----------
           Total liabilities and stockholders' equity              $ 1,144,362           $ 1,166,991
                                                                   -----------           -----------
                                                                   -----------           -----------


            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)




                                                                          Three Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                       1999               1998
                                                                     ---------          ---------

Net sales                                                            $ 800,753          $ 751,966

Cost of goods sold                                                     672,464            626,076
                                                                     ---------          ---------
Gross profit                                                           128,289            125,890
                                                                     ---------          ---------
Operating expenses:
     Warehousing, marketing and
        administrative expenses                                         88,531             87,579
     Non-recurring charge                                                   --             13,852
                                                                     ---------          ---------
Total operating expenses                                                88,531            101,431
                                                                     ---------          ---------
Income from operations                                                  39,758             24,459

Interest expense                                                         7,643              9,516

Other expense                                                            2,258              2,386
                                                                     ---------          ---------
Income before income taxes and extraordinary item                       29,857             12,557

Income taxes                                                            12,540              5,328
                                                                     ---------          ---------
Income before extraordinary item                                        17,317              7,229

Extraordinary item, loss on early retirement of debt,
     net of tax benefit of $3,971                                           --              5,907
                                                                     ---------          ---------
Net income                                                           $  17,317          $   1,322
                                                                     ---------          ---------
                                                                     ---------          ---------
Net income per common share:
     Income before extraordinary item                                $    0.51          $    0.22
     Extraordinary item                                                     --              (0.18)
                                                                     ---------          ---------
     Net income per share                                            $    0.51          $    0.04
                                                                     ---------          ---------
                                                                     ---------          ---------
     Average number of common shares outstanding                        34,078             32,998


Net income per common share - assuming dilution:
     Income before extraordinary item                                $    0.50          $    0.21
     Extraordinary item                                                     --              (0.17)
                                                                     ---------          ---------
     Net income per share                                            $    0.50          $    0.04
                                                                     ---------          ---------
                                                                     ---------          ---------
     Average number of common shares outstanding-assuming
       dilution                                                         34,476             34,730

            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)



                                                                        Six Months Ended
                                                                            June 30,
                                                               --------------------------------
                                                                   1999                 1998
                                                               -----------          -----------
Net sales                                                      $ 1,625,014          $ 1,464,483

Cost of goods sold                                               1,362,857            1,215,531
                                                               -----------          -----------
Gross profit                                                       262,157              248,952
                                                               -----------          -----------
Operating expenses:
     Warehousing, marketing and
        administrative expenses                                    180,513              172,616
     Non-recurring charge                                               --               13,852
                                                               -----------          -----------
     Total operating expenses                                      180,513              186,468
                                                               -----------          -----------
Income from operations                                              81,644               62,484

Interest expense                                                    15,110               21,342

Other expense                                                        4,457                2,386
                                                               -----------          -----------
Income before income taxes and extraordinary item                   62,077               38,756

Income taxes                                                        26,072               16,436
                                                               -----------          -----------
Income before extraordinary item                                    36,005               22,320

Extraordinary item, loss on early retirement of debt,
     net of tax benefit of $3,971                                       --                5,907
                                                               -----------          -----------
Net income                                                     $    36,005          $    16,413
                                                               -----------          -----------
                                                               -----------          -----------
Net income per common share:
     Income before extraordinary item                          $      1.02          $      0.69
     Extraordinary item                                                 --                (0.18)
                                                               -----------          -----------
     Net income per share                                      $      1.02          $      0.51
                                                               -----------          -----------
                                                               -----------          -----------
     Average number of common shares outstanding                    35,451               32,498

Net income per common share-assuming dilution:
     Income before extraordinary item                          $      1.00          $      0.65
     Extraordinary item                                                 --                (0.17)
                                                               -----------          -----------
     Net income per share                                      $      1.00          $      0.48
                                                               -----------          -----------
                                                               -----------          -----------
     Average number of common shares outstanding-assuming
        dilution                                                    35,938               34,518

            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                     Six Months Ended
                                                                          June 30,
                                                            ------------------------------
                                                                1999               1998
                                                             ---------           ---------
Cash Flows From Operating Activities:
    Net income                                               $  36,005           $  16,413
    Depreciation and amortization                               14,117              14,278
    Amortization of capitalized financing costs                    847               1,326
    Extraordinary item - early retirement of debt                   --               9,877
    Changes in operating assets and liabilities                 (8,724)            222,703
                                                             ---------           ---------
        Net cash provided by operating activities               42,245             264,597


Cash Flows From Investing Activities:
    Capital expenditures                                       (16,280)             (8,500)
    Proceeds from disposition of property, plant
        and equipment                                            3,210                  20
    Acquisition of Azerty, Inc.                                     --            (115,740)
                                                             ---------           ---------
        Net cash used in investing activities                  (13,070)           (124,220)


Cash Flows From Financing Activities:
     Principal payments on debt                                 (2,222)           (547,585)
     Borrowings under financing agreements                          --             350,000
     Net borrowing (repayments) under revolver                  20,000             (11,000)
     Issuance of common shares                                   2,466              97,024
     Payment of employee withholding tax related to
        stock option exercises                                  (2,433)            (14,411)
     Financing costs                                                --              (4,526)
     Repurchase of common stock                                (49,600)                 --
     Other                                                         319                (519)
                                                             ---------           ---------
        Net cash used in financing activities                  (31,470)           (131,017)
                                                             ---------           ---------

Net change in cash and cash equivalents                         (2,295)              9,360
Cash and cash equivalents, beginning of period                  19,038              12,367
                                                             ---------           ---------
Cash and cash equivalents, end of period                     $  16,743           $  21,727
                                                             ---------           ---------
                                                             ---------           ---------
Other Cash Flow Information:
    Income taxes paid                                        $  25,753           $  16,993
    Interest paid                                               18,372              19,553

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


2.   OPERATIONS

The Company operates in a single segment as the nation's largest wholesale distributor of business products in North America. The Company offers approximately 35,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers - such as computer products resellers, office furniture dealers, office products superstores, sanitary supply distributors, internet providers, warehouse clubs, mail order houses and mass merchandisers. The Company has a distribution network of 66 regional distribution centers. Through its integrated mainframe systems, the Company provides a high level of customer service and overnight delivery.

3.   REPURCHASE OF COMMON STOCK

In the first quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million in common stock. During the second quarter of 1999, the Company repurchased 1,035,000 shares of common stock at a cost of approximately $14.9 million. As of June 30, 1999, the Company had repurchased 3,250,000 shares of common stock at a cost of approximately $49.6 million.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   COMPREHENSIVE INCOME (in thousands)


                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                        ---------------------------           --------------------------
                                            1999              1998               1999             1998
                                         --------          --------           --------          --------
Net income                               $ 17,317          $  1,322           $ 36,005          $ 16,413
Unrealized currency translation
     adjustment                                76              (391)               311              (514)
                                         --------          --------           --------          --------
Comprehensive income                     $ 17,393          $    931           $ 36,316          $ 15,899
                                         --------          --------           --------          --------
                                         --------          --------           --------          --------

5.       EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options are considered dilutive securities. For the three and six months ended June 30, 1999, options to purchase 1.7 million shares of common stock at exercise prices ranging from $22.00 to $33.63 were not included in the computation of diluted EPS because the option exercise prices were higher than the average market price of the common shares.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                         -------------------------            --------------------------
                                                           1999               1998              1999              1998
                                                         --------          --------           --------          --------
NUMERATOR:
 Income before extraordinary item                        $ 17,317          $  7,229           $ 36,005          $ 22,320
 Extraordinary item                                            --            (5,907)                --            (5,907)
                                                         --------          --------           --------          --------
   Net income                                            $ 17,317          $  1,322           $ 36,005          $ 16,413
                                                         --------          --------           --------          --------
                                                         --------          --------           --------          --------

DENOMINATOR:
   Denominator for basic earnings per share -
       Weighted average shares                             34,078            32,998             35,451            32,498

   Effect of dilutive securities:
       Employee stock options                                 398             1,732                487             2,020
                                                         --------          --------           --------          --------

   Denominator for diluted earnings per share -
      adjusted weighted average shares
        and assumed conversions                            34,476            34,730             35,938            34,518
                                                         --------          --------           --------          --------
                                                         --------          --------           --------          --------


                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ----------------------------         -----------------------------
                                                    1999              1998               1999              1998
                                                -----------       -----------        -----------       -----------
EARNINGS PER COMMON SHARE:
      Basic
      Income before extraordinary item          $      0.51       $      0.22        $      1.02       $      0.69
      Extraordinary item                                 --             (0.18)                --             (0.18)
                                                -----------       -----------        -----------       -----------
      Net income per share                      $      0.51       $      0.04        $      1.02       $      0.51
                                                -----------       -----------        -----------       -----------
                                                -----------       -----------        -----------       -----------
      Diluted
      Income before extraordinary item          $      0.50       $      0.21        $      1.00       $      0.65
      Extraordinary item                                 --             (0.17)                --             (0.17)
                                                -----------       -----------        -----------       -----------
      Net income per share                      $      0.50       $      0.04        $      1.00       $      0.48
                                                -----------       -----------        -----------       -----------
                                                -----------       -----------        -----------       -----------

6.       SUMMARIZED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

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

Set forth below is summarized combined financial data for the Azerty Business (subsequent to its acquisition by USSC) and Lagasse. Summarized financial data for the six months ended June 30, 1999 reflects the operations of Lagasse and the Azerty Business. Summarized financial data for the six months ended June 30, 1998 reflects the operations of Lagasse for six months and the Azerty Business, subsequent to its acquisition by USSC, for the three months ended June 30, 1998.

                                As of             As of
                               June 30,        December 31,
                                 1999              1998
                               --------          --------
Balance Sheet Data:
  Current assets               $222,918          $175,745
  Total assets                  344,306           293,914
  Current liabilities           107,088            90,498
  Total liabilities             107,517            90,560

                                    Three Months Ended                 Six Months Ended
                                          June 30,                          June 30,
                                --------------------------          --------------------------
                                  1999             1998              1999               1998
                                --------          --------          --------          --------
Income Statement Data:
  Net sales                     $196,353          $121,447          $372,063          $148,372
  Gross margin                    19,271            12,933            37,355            18,006
  Operating income                 7,197             4,370            13,926             6,525
  Net income                       4,149             2,104             7,890             3,176


                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.       RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges are unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt the new statement beginning January 1, 2001. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.


8.       COMPUTER SERVICES CONTRACT WRITE-OFF - NON RECURRING CHARGE

Associated Stationers, Inc. ("ASI") entered into a Computer Services Contract with a third-party service provider to perform certain computer services.

Upon completion of the systems integration between USSC and ASI, increasing differences in the operating processes and technical environment between the Company and the third party service provider became evident. The Computer Services Contract was modified to allow the Company, at its discretion, not to perform any processing at the third-party service provider's facilities. Accordingly, the related fees were reduced. Payments made to the third-party service provider subsequent to this final renegotiation were effectively for disaster recovery purposes only. The Company subsequently consolidated its disaster recovery services under an agreement with another third-party service provider. In May 1998, the Company completed an assessment of the future utility of the Computer Services Contract. Based upon such assessment, the Company has determined that it is no longer feasible to use the prior third-party service provider for disaster recovery purposes.

During the second quarter of 1998, the Company wrote off the remaining term of the Computer Services Contract. As a result, the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million), which includes a $2.6 million prepaid expense and $11.3 million of future payments.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.       THE NEW CREDIT FACILITIES

On April 3, 1998, the Company amended and restated its then-existing credit agreement (as amended and restated, the "Credit Agreement") governing its senior secured credit facilities (the "Credit Facilities"). The Credit Facilities consisted initially of a $250.0 million six-year revolving credit facility (the "Revolving Credit Facility"), a $150.0 million six-year tranche A term loan facility (the "Tranche A Term Loan Facility"), and a $100.0 million six and three-quarter year tranche B term loan facility (the "Tranche B Term Loan Facility"). The net proceeds from the 12.75% Notes (as defined) offering were used to permanently repay a substantial portion of indebtedness outstanding under the Tranche B Term Loan Facility and the remainder of such facility was permanently repaid with proceeds from the sale of certain receivables, following which the Tranche B Term Loan Facility was terminated. As a result of the early retirement of the then-existing credit facilities and the termination of the Tranche B Term Loan Facility, approximately $9.9 million ($5.9 million net of tax benefit of $4.0 million) of unamortized financing fees were recorded as a non-cash extraordinary charge during the second quarter of 1998.

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

SECOND QUARTER ENDED JUNE 30, 1999 COMPARED WITH
THE SECOND QUARTER ENDED JUNE 30, 1998

NET SALES. Net sales increased 6.5% to $800.8 million in the second quarter of 1999 compared with $752.0 million in the second quarter of 1998. The Company experienced sales growth in all geographic regions.

During the second quarter of 1999, the Company sales growth continued to be impacted by the discontinuance of laptop and desktop computers and office products at Azerty, decisions by certain customers to use an alternate wholesaler and a change in inventory management strategy by certain customers. Considering the strategic initiatives currently underway, the Company should be able to build sales momentum as it progresses through the year.

GROSS MARGIN. Gross margin declined to 16.0% in the second quarter of 1999 compared with 16.7% in 1998. This reduction reflects changes in product mix and an increased level of promotional activities in the areas of paper sales, toner cartridges and special orders.

OPERATING EXPENSES. Operating expenses as a percent of net sales declined to 11.0% in 1999 compared with 11.6%, before a non-recurring charge, in 1998. The reduction in the operating expense ratio represents the Company's effort in controlling expenses and continually improving warehouse and systems efficiencies to produce the highest levels of customer and consumer satisfaction. Management believes that the Company has significant opportunities to further reduce operating expenses.

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

INCOME FROM OPERATIONS. Income from operations as a percent of net sales declined to 5.0% in 1999 compared with 5.1% in 1998, excluding the non-recurring charge. Including the non-recurring charge, income from operations as a percent of net sales was 3.2% in 1998.

INTEREST EXPENSE. Interest expense as a percent of net sales was 1.0% compared with 1.3% in 1998. This reduction reflects the continued leveraging of interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June 1998 equity offering partially offset by the funding required to repurchase 3.3 million shares of the Company's common stock.

OTHER EXPENSE. Other expense as a percent of net sales remained flat at 0.3%. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). These costs vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM. Income before taxes and extraordinary item as a percent of net sales increased to 3.7% from 3.5% in 1999, excluding the non-recurring charge. Including the non-recurring charge, income before income taxes and extraordinary item as a percent of net sales was 1.6% in 1998.

NET INCOME. Net income as a percent of net sales increased to 2.2% compared with 2.1% in 1998, excluding the non-recurring charge and extraordinary item.

Net income in 1998 includes a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) and an extraordinary item, loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million). Including the impact of the non-recurring charge and the extraordinary item, net income as a percent of net sales was 0.2% in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE
SIX MONTHS ENDED JUNE 30, 1998

NET SALES. Net sales were $1.6 billion in the first six months of 1999, an 11.0% increase over net sales of $1.5 billion in 1998. The increase reflects the impact of the Azerty acquisition, which closed on April 3, 1998. Organic sales in the first six months of 1999 increased by 3.9%.

During the first six months of 1999, the Company sales growth continued to be impacted by the discontinuance of laptop and desktop computers and office products at Azerty, decisions by certain customers to use an alternate wholesaler and a change in inventory management strategy by certain customers. Considering the strategic initiatives currently underway, the Company should be able to build sales momentum as it progresses through the year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS MARGIN. Gross margin declined to 16.1% in the first six months of 1999 compared with 17.0% in 1998. This decrease is primarily the result of the blending of the lower-margin computer consumables business (Azerty) into the Company's overall margin mix. In addition, this reduction reflects changes in product mix and an increased level of promotional activities in the areas of paper sales, toner cartridges and special orders.

OPERATING EXPENSES. Operating expenses as a percent of net sales declined to 11.1% in 1999 compared with 11.8%, excluding a non-recurring charge in 1998. The reduction in the operating expense ratio represents the blending of the Azerty business, which operates at a lower expense ratio than the supply division, into the Company's overall expense ratio. In addition, the reduction in the operating expense ratio represents the Company's effort in controlling expenses and continually improving warehouse and systems efficiencies to produce the highest levels of customer and consumer satisfaction. Management believes that the Company has significant opportunities to further reduce operating expenses.

The non-recurring charge recorded in the second quarter of 1998 of $13.9 million ($8.3 million net of tax benefit of $5.6 million) relates to the write-off of a contract for computer services from a vendor. Operating expenses as a percent of net sales, including the aforementioned charges, was 12.7% in 1998.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales declined to 5.0% in 1999 compared with 5.2% in 1998, excluding the non-recurring charge. Including the non-recurring charge, income from operations as a percent of net sales was 4.3% in 1998.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.9% compared with 1.5% in 1998. This reduction reflects the continued leveraging of interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June 1998 equity offering, and the Receivables Securitization Program (as defined). These transactions were partially offset by the acquisition of Azerty, in April of 1998, for a purchase price of approximately $115.7 million, the placement of $100.0 million of Senior Subordinated Notes at 8.375% (as defined) in April of 1998 and the $49.6 million of funding required to repurchase 3.3 million shares of the Company's common stock during 1999.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 1999 compared with 0.2% in 1998. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). These costs vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales increased to 3.8% from 3.5% in 1998, excluding the non-recurring charge. Including the non-recurring charge, income before income taxes and extraordinary item as a percent of net sales was 2.6% in 1998.

NET INCOME. Net income as a percent of sales increased to 2.2% compared with 2.1% in 1998, excluding the non-recurring charge and extraordinary item.

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


LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

At June 30, 1999, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $57.4 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 12.75% Senior Subordinated Notes due 2005, $100.0 million of 8.375% Senior Subordinated Notes due 2008, $29.8 million of industrial revenue bonds and a $1.8 million mortgage.

The Term Loan Facilities consist of a $57.4 million Tranche A term loan facility ("Tranche A Facility"). Amounts outstanding under the Tranche A Facility are to be repaid in 19 quarterly installments ranging from $1.6 million at September 30, 1999 to $3.7 million at March 31, 2004.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004 and $44.0 million was outstanding at June 30, 1999.

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

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. At June 30, 1999, the Company was in compliance with all covenants contained in the Credit Agreement.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as an addition or a reduction to interest expense. At June 30, 1999, the Company had interest rate collar agreements expiring October 1999 on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0%. For the three and six month periods ended June 30, 1999 and 1998, the Company recorded $104,047, $193,905, $39,583 and $211,415, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements.

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

12.75% Senior Subordinated Notes

The 12.75% Senior Subordinated Notes ("12.75% Notes") originally were issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of June 30, 1999, the aggregate outstanding principal amount of the 12.75% Notes was $100.0 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

8.375% Senior Subordinated Notes

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of June 30, 1999, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

Receivables Securitization Program

On April 3, 1998, in connection with the refinancing of its credit facilities, the Company entered into a $163.0 million Receivables Securitization Program pursuant to which the Company sells its eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company, which in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain eligible receivables on April 3, 1998. These proceeds were used to repay a portion of the Term Loan Facilities and certain other indebtedness under the Credit Agreement. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income, included elsewhere herein, under the caption Other Expense.

The Chase Manhattan Bank acts as funding agent and, with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of June 30, 1999, exclude approximately $145.9 million of accounts receivable sold to the Receivables Company.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                                     For the Six Months
                                                                        Ended June 30,
                                                                 -------------------------------
                                                                   1999                   1998
                                                                 --------              ---------
                                                                     (dollars in thousands)

         Net cash provided by operating activities               $ 42,245              $ 264,597
         Net cash used in investing activities                    (13,070)              (124,220)
         Net cash used in financing activities                    (31,470)              (131,017)


Net cash provided by operating activities during the first six months of 1999 decreased to $42.2 million from $264.6 million in the comparable prior-year period. This decrease was primarily due to the initial sale of $160.0 million of certain accounts receivable in 1998, an increase in accounts receivable during 1999 and a decrease in accounts payable during 1999.

Net cash used in investing activities during the first six months of 1999 was $13.1 million compared with $124.2 million used in the first six months of 1998. The cash used in investing activities in 1998 included the acquisition of the Azerty businesses for $115.7 million. Capital expenditures for the six months ended June 30, 1999 totaled $16.3 million compared with $8.5 million in the same period last year.

Net cash used in financing activities during the first six months of 1999 was $31.5 million compared with $131.0 million for the first six months of 1998. This decrease was due primarily to increased borrowings under the revolver and lower debt principal payments (due to the elimination of the excess cash flow payment required by the credit agreement in 1998) partially offset by the repurchase of $49.6 million in common stock.

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

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In 1996, the Company began to address the year 2000 problem (that is, the fact that some systems may fail or produce inaccurate results using dates in or around the year 2000). The Company formed a year 2000 task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to the year 2000 problem. The Company believes that it completed the remediation of its mission-critical IT applications software in December 1998 and is scheduled to complete an end-to-end test of its IT systems by November 1999. The Company is assessing the effect of the year 2000 problem on its non-IT systems and intends to replace non-IT systems as necessary to become year 2000 ready by December 1999.

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

The Company is analyzing its business to identify its most reasonably likely worst case scenario and is developing contingency plans to address the risks created by the year 2000 problem. These plans include procuring alternative suppliers, when available, when the Company is able to conclude that an existing supplier will not be year 2000 ready. The Company is scheduled to complete these contingency plans by August 1999.

The Company's year 2000 remediation utilizes both internal and external resources. During 1998 and 1997, the Company incurred approximately $1.5 million and $1.4 million, respectively, related to this issue. For the six months ended June 30, 1999, the Company incurred $0.8 million and expects to incur an additional $0.7 million to $1.2 million of year 2000 remediation expenses during the balance of the year. Funding for year 2000 expenses will be generated from ongoing operations and available borrowings under the Credit Agreement.

There can be no assurance that year 2000 remediation by the Company or third parties will be completed properly and timely, failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects to it of the year 2000 issue, which depends on numerous uncertainties such as: (i) whether major third parties address this issue properly and timely and (ii) whether broad-based or systemic economic failures may occur. The Company currently is unaware of any events, trends, or conditions regarding this issue that may have a material effect on the Company's results of operations, liquidity, or financial position. If the year 2000 issue is not resolved by January 1, 2000, the Company's results of operations or financial condition could be materially adversely affected.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at June 30, 1999, of $333.2 million and $145.9 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 42% of the outstanding debt and Receivables Exposure are priced at interest rates that are fixed. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an approximate $1.4 million annualized increase or decrease in interest expense, loss on the sale of certain accounts receivable and cash flows. The Company has entered into interest rate collar agreements, under which the interest rates on $200.0 million of floating rate debt can vary between LIBOR rates of 5.2% and 8.0%. The Company will from time to time enter into interest rate swaps or collars on its debt. The Company does not use derivative financial or commodity instruments for trading purposes. Typically, the use of such derivative instruments is limited to interest rate swaps or collars on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

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

         Not applicable


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of United Stationers Inc., held on May 12, 1999, the following matter was voted on:

         (a) Election of Directors

             Each of the following members of the Board of Directors was elected for the term listed below:

             Class I Directors - term expiring in May 2002:

                                                                                                 Number of Votes
                                                                                         ---------------------------------
                                                                                            For                   Withheld
                                                                                         ----------               --------

                      --   Daniel J. Good                                                33,277,848                537,303
                      --   Max D. Hopper                                                 33,162,494                652,657
                      --   James A. Johnson                                              33,289,442                525,709


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

                 (b) The Company filed a report on Form 8-K on August 6, 1999 reporting under Item 5 that the Company's Board of Directors approved the adoption of a Stockholder Rights Plan.

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



                                        UNITED STATIONERS INC.
                                      UNITED STATIONERS SUPPLY CO.
                                    --------------------------------
                                              (Registrant)







Date:   August 9, 1999       /s/ Daniel H. Bushell
      ----------------       ---------------------
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