Form 10-Q
period 1999-09-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 1999-11-12
CIK 355999, 945633

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1999
                               ------------------

                                       OR

   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         --------------------------------------------------------

          SECURITIES EXCHANGE ACT OF 1934
          -------------------------------

         For the transition period from                to
                                       ----------------   --------------

Commission file numbers:      United Stationers Inc.:                 0-10653
                              United Stationers Supply Co.:          33-59811


                             UNITED STATIONERS INC.
                          UNITED STATIONERS SUPPLY CO.
             (Exact name of registrant as specified in its charter)


United Stationers Inc.: Delaware   United Stationers Inc.:  36-3141189
United Stationers                  United Stationers
Supply Co.:             Illinois   Supply Co.:              36-2431718
--------------------------------   ----------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2200 East Golf Road, Des Plaines, Illinois                   60016-1267
------------------------------------------                   ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (847) 699-5000

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


On November 8, 1999, United Stationers Inc. had outstanding 33,989,609 shares of Common Stock, par value $0.10 per share. On November 8, 1999, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999




                                      INDEX


PART I - FINANCIAL INFORMATION                                                        PAGE
         IMPORTANT EXPLANATORY NOTE                                                     1

         Independent Accountants' Review Report                                         2

         Condensed Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998                                     3

         Condensed Consolidated Statements of Income
           for the Three and Nine Months ended September 30, 1999 and 1998              4

         Condensed Consolidated Statements of Cash Flows
           for the Nine Months ended September 30, 1999 and 1998                        6

         Notes to Condensed Consolidated Financial Statements                           7

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations                               11

PART II - OTHER INFORMATION                                                            20
---------------------------

SIGNATURE                                                                              21

INDEX TO EXHIBITS                                                                      22


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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months period ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


                              /s/Ernst & Young LLP


Chicago, Illinois
October 19, 1999,
except for Note 8, as to which the date is October 21, 1999

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                               (Unaudited)       (Audited)
                                                                               September 30,    December 31,
                                                                                  1999             1998
                                                                             ----------------  -------------
ASSETS
 Current assets:
   Cash and cash equivalents                                                 $    12,601       $    19,038
   Accounts receivable, net                                                      257,419           203,467
   Inventories                                                                   536,841           554,940
   Other current assets                                                           32,760            21,293
                                                                             ----------------  -------------
           Total current assets                                                  839,621           798,738

  Property, plant and equipment, net                                             170,317           169,060
  Goodwill, net                                                                  177,986           181,009
  Other                                                                           18,355            18,184
                                                                             ----------------  -------------
           Total assets                                                      $ 1,206,279       $ 1,166,991
                                                                             ----------------  -------------
                                                                             ----------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                           $   346,043       $   301,952
  Accrued liabilities                                                            146,952           132,053
  Current maturities of long-term debt                                             8,462             7,709
                                                                             ----------------  -------------
           Total current liabilities                                             501,457           441,714

 Deferred income taxes                                                            28,886            26,223
 Long-term obligations                                                           295,108           328,491
                                                                             ----------------  -------------
           Total liabilities                                                     825,451           796,428


 Stockholders' equity:
  Common stock, $0.10 par value, authorized 100,000,000 shares; issued
   37,212,178 shares in 1999 and 36,912,173 shares in 1998                         3,721             3,691
 Additional paid-in capital                                                      304,417           303,330
 Treasury stock, at cost - 3,237,667 shares                                      (49,410)              --
 Retained earnings                                                               123,151            64,853
 Accumulated translation adjustment                                               (1,051)           (1,311)
                                                                             ----------------  -------------
           Total stockholders' equity                                            380,828           370,563
                                                                             ----------------  -------------
           Total liabilities and stockholders' equity                        $ 1,206,279       $ 1,166,991
                                                                             ----------------  -------------
                                                                             ----------------  -------------


            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                 (Unaudited)



                                                                      Three Months Ended
                                                                        September 30,
                                                                    ----------------------
                                                                      1999         1998
                                                                    ---------   ----------
Net sales                                                           $877,802     $795,407

Cost of goods sold                                                   733,752      659,132
                                                                    ---------   ----------

Gross profit                                                         144,050      136,275

Operating expenses:
     Warehousing, marketing and
        administrative expenses                                       96,200       91,594
                                                                    ---------   ----------

Income from operations                                                47,850       44,681

Interest expense                                                       6,853        7,348

Other expense                                                          2,575        2,820
                                                                    ---------   ----------

Income before income taxes                                            38,422       34,513

Income taxes                                                          16,129       14,634
                                                                    ---------   ----------

Net income                                                          $ 22,293     $ 19,879
                                                                    ---------   ----------
                                                                    ---------   ----------

Net income per common share                                         $   0.66     $   0.54
                                                                    ---------   ----------
                                                                    ---------   ----------
     Average number of common shares outstanding (in thousands)       33,970       36,749

Net income per common share - assuming dilution                     $   0.65     $   0.52
                                                                    ---------   ----------
                                                                    ---------   ----------
     Average number of common shares outstanding - assuming
       dilution (in thousands)                                        34,472       37,909


            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                   -----------------------------
                                                                        1999            1998
                                                                   ------------    -------------

Net sales                                                           $ 2,502,816     $ 2,259,890

Cost of goods sold                                                    2,096,609       1,874,663
                                                                   ------------    -------------

Gross profit                                                            406,207         385,227
                                                                   ------------    -------------

Operating expenses:
     Warehousing, marketing and
        administrative expenses                                         276,713         264,210
     Non-recurring charge                                                  --            13,852
                                                                   ------------    -------------

     Total operating expenses                                           276,713         278,062
                                                                   ------------    -------------

Income from operations                                                  129,494         107,165

Interest expense                                                         21,963          28,690

Other expense                                                             7,032           5,206
                                                                   ------------    -------------

Income before income taxes and extraordinary item                       100,499          73,269

Income taxes                                                             42,201          31,070
                                                                   ------------    -------------
Income before extraordinary item                                         58,298          42,199

Extraordinary item, loss on early retirement of debt,
   net of tax benefit of $3,971                                            --            (5,907)
                                                                   ------------    -------------

Net income                                                          $    58,298     $    36,292
                                                                   ------------    -------------
                                                                   ------------    -------------
Net income per common share:
     Income before extraordinary item                               $      1.67     $      1.24
     Extraordinary item                                                    --             (0.17)
                                                                   ------------    -------------
     Net income per share                                           $      1.67     $      1.07
                                                                   ------------    -------------
                                                                   ------------    -------------
     Average number of common shares outstanding (in thousands)          34,952          33,930

Net income per common share - assuming dilution:
     Income before extraordinary item                               $      1.64     $      1.19
     Extraordinary item                                                    --             (0.17)
                                                                   ------------    -------------

     Net income per share                                           $      1.64     $      1.02
                                                                   ------------    -------------
                                                                   ------------    -------------
     Average number of common shares outstanding - assuming
        dilution (in thousands)                                          35,448          35,586


            See notes to condensed consolidated financial statements.

                        UNITED STATIONERS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (Unaudited)



                                                                             Nine Months Ended
                                                                                September 30,
                                                                         -------------------------
                                                                             1999           1998
                                                                          -----------    ----------
Cash Flows From Operating Activities:
 Net income                                                              $  58,298      $  36,292
 Depreciation and amortization                                              21,614         20,554
 Amortization of capitalized financing costs                                 1,339          1,730
 Extraordinary item - early retirement of debt                                 --           9,877
 Changes in operating assets and liabilities                                 9,748        242,683
                                                                         -----------    ----------
   Net cash provided by operating activities                                90,999        311,136

Cash Flows From Investing Activities:
 Capital expenditures                                                      (21,641)       (14,873)
 Proceeds from disposition of property, plant
  and equipment                                                              3,260             36
 Acquisition of Azerty, Inc.                                                  --         (115,740)
                                                                         -----------    ----------
   Net cash used in investing activities                                   (18,381)      (130,577)

Cash Flows From Financing Activities:
 Principal payments on debt                                                 (6,115)      (548,603)
 Borrowings under financing agreements                                          --        350,000
 Net repayments under revolver                                             (24,000)       (46,000)
 Issuance of common shares                                                   2,656         99,001
 Payment of employee withholding tax related to
  stock option exercises                                                    (2,519)       (16,525)
 Financing costs                                                              --           (4,526)
 Repurchase of common stock                                                (49,600)          --
 Other                                                                         523         (1,335)
                                                                         -----------    ----------
   Net cash used in financing activities                                   (79,055)      (167,988)
                                                                         -----------    ----------
Net change in cash and cash equivalents                                     (6,437)        12,571
Cash and cash equivalents, beginning of period                              19,038         12,367
                                                                         -----------    ----------
Cash and cash equivalents, end of period                                 $  12,601      $  24,938
                                                                         -----------    ----------
                                                                         -----------    ----------
Other Cash Flow Information:
 Income taxes paid                                                       $  41,067      $  20,302
 Interest paid                                                              22,106         23,104



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

3.   REPURCHASE OF COMMON STOCK

In the first quarter of 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million in common stock. Under these authorizations, the Company repurchased 3,250,000 shares of common stock at a cost of approximately $49.6 million. Repurchased stock is included in the authorized shares of the Company, but is not included in shares outstanding. During the third quarter of 1999, the Company reissued 12,333 shares of treasury stock to fulfill its obligation under its stock option plan.

                              UNITED STATIONERS INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


4.   COMPREHENSIVE INCOME (in thousands)


                                       Three Months Ended                       Nine Months Ended
                                          September 30,                           September 30,
                                   ----------------------------           --------------------------
                                      1999             1998                1999               1998
                                   ---------        ---------            --------           --------
Net income                          $22,293          $19,879              $58,298           $36,292
Unrealized currency translation
 adjustment                             (51)            (817)                 260            (1,331)
                                   ---------        ---------            --------           --------
Comprehensive income                $22,242          $19,062              $58,558           $34,961
                                   ---------        ---------            --------           --------
                                   ---------        ---------            --------           --------


5.   EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options are considered dilutive securities. For the three and nine months ended September 30, 1999, options to purchase approximately two million shares of common stock at exercise prices ranging from $22.00 to $33.63 were not included in the computation of diluted EPS because the option exercise prices were higher than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                            ---------------------        -----------------------
                                                              1999         1998            1999          1998
                                                            ---------    --------        ---------     ---------
NUMERATOR:
 Income before extraordinary item                           $22,293       $19,879         $58,298       $42,199
 Extraordinary item                                              --            --              --        (5,907)
                                                            -------       -------          -------      -------
  Net income                                                $22,293       $19,879         $58,298       $36,292
                                                            -------       -------          -------      -------
                                                            -------       -------          -------      -------
DENOMINATOR (in thousands):
 Denominator for basic earnings per share -
  Weighted average shares                                    33,970        36,749          34,952        33,930

 Effect of dilutive securities:
  Employee stock options                                        502         1,160             496         1,656
                                                            -------       -------          -------      -------

 Denominator for diluted earnings per share -
  adjusted weighted average shares
   and assumed conversions                                   34,472        37,909          35,448        35,586
                                                            -------       -------          -------      -------
                                                            -------       -------          -------      -------

                      UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                     --------------------           -------------------
                                                                      1999           1998            1999         1998
                                                                     -------        ------          ------       ------
EARNINGS PER COMMON SHARE:
      Basic
      Income before extraordinary item                                $0.66          $0.54          $1.67        $1.24
      Extraordinary item                                               --              --              --        (0.17)
                                                                     ------         ------          ------       ------
      Net income per share                                            $0.66          $0.54          $1.67        $1.07
                                                                     ------         ------          ------       ------
                                                                     ------         ------          ------       ------
      Diluted
      Income before extraordinary item                                $0.65          $0.52          $1.64        $1.19
      Extraordinary item                                                --             --             --         (0.17)
                                                                     ------         ------          ------       ------
      Net income per share                                            $0.65          $0.52          $1.64        $1.02
                                                                     ------         ------          ------       ------
                                                                     ------         ------          ------       ------


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

Summarized below is the combined financial data for the Azerty Business (subsequent to its acquisition by USSC) and Lagasse. Summarized financial data for the nine months ended September 30, 1999 reflects the operations of Lagasse and the Azerty Business. Summarized financial data for the nine months ended September 30, 1998 reflects the operations of Lagasse for nine months and the Azerty Business, subsequent to its acquisition by USSC, for the six months ended September 30, 1998.


                                         As of                        As of
                                     September 30,                 December 31,
                                          1999                         1998
                                   -------------------         ---------------------
Balance Sheet Data:
  Current assets                      $  235,598                      $ 175,745
  Total assets                           353,741                        293,914
  Current liabilities                    114,158                         90,498
  Total liabilities                      114,437                         90,560

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                          ---------------------------------       ------------------------------
                                               1999                 1998               1999              1998
                                          -------------        -------------      -------------      ------------
Income Statement Data:
  Net sales                               $220,089             $  132,154         $ 592,152            $ 280,527
  Gross margin                              21,587                 14,626            58,942               32,631
  Operating income                           8,119                  5,600            22,045               12,122
  Net income                                 4,563                  2,741            12,453                6,032

                                      - 9 -

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


8.   SUBSEQUENT EVENT

On October 21, 1999, the Company announced that it had proposed a negotiated purchase transaction with an all-cash price of $20.00 per share to the Board of Directors of Daisytek International. The Daisytek Board rejected the Company's proposal to negotiate and said that Daisytek intended to proceed with a previously announced spin-off plan.

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

THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH THE
THIRD QUARTER ENDED SEPTEMBER 30, 1998

NET SALES. Net sales increased 10.4% to $877.8 million in the third quarter of 1999 compared with $795.4 million in the third quarter of 1998. The Company experienced sales growth in all product categories and across all regions. Janitorial and sanitation products along with computer consumables experienced strong growth in the quarter.

GROSS MARGIN. Gross margin declined to 16.4% in the third quarter of 1999, compared with 17.1% in 1998. The strong growth in computer consumables and an increased level of promotional activity contributed to the margin decline.

OPERATING EXPENSES. Operating expenses as a percent of net sales declined to 10.9% in 1999, compared with 11.5% in 1998. This reduction is due to a shift in product mix toward computer consumables, efforts in controlling expenses and leveraging of the infrastructure. Management believes that the Company has significant opportunities to further reduce operating expenses as a percentage of net sales. This goal can be achieved by adopting the best practices from each of the Company's facilities and implementing them across the distribution network.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME FROM OPERATIONS. Income from operations as a percent of net sales declined to 5.5% in 1999, compared with 5.6% in 1998.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.8% in 1999, compared with 0.9% in 1998. This reduction reflects the Company's strong cash flow generation, the continued leveraging of interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June 1998 equity offering. These transactions were partially offset by the $49.6 million of funding required to repurchase 3.3 million shares of the Company's common tsock and slightly higher interest rates on variable rate debt.

OTHER EXPENSE. Other expense as a percent of net sales decreased to 0.3% in 1999, compared with 0.4% in 1998. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined) and a loss of $0.2 million on the sale of capital assets. Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE TAXES. Income before taxes as a percent of net sales increased to 4.4% in 1999 from 4.3% in 1998.

NET INCOME. Net income as a percent of net sales increased to 2.6% in 1999, compared with 2.5% in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE
NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales for the nine months ended September 1999 were $2.5 billion, an increase of 10.7% over net sales of $2.3 billion in 1998. The increase reflects the impact of the Azerty acquisition, which closed on April 3, 1998, and strong third quarter sales of janitorial and sanitation products along with computer consumables. Organic sales for the nine months ended September 1999 increased by 6.1%.

GROSS MARGIN. Gross margin for the nine months ended September 1999 declined to 16.2%, compared with 17.1% in the same period last year. This decrease is primarily the result of a higher percentage of lower-margin computer consumables into the Company's overall margin mix. In addition, this reduction reflects an increased level of promotional activity in the areas of cut-sheet paper sales, toner cartridges and special orders.

OPERATING EXPENSES. Operating expenses as a percent of net sales declined to 11.0% in 1999 compared with 11.7%, excluding a non-recurring charge, in 1998. The reduction in the operating expense ratio represents the blending of the Azerty business, which operates at a lower expense ratio, into the Company's overall expense ratio. In addition, the reduction in the operating expense ratio reflects a shift in product mix toward lower cost-to-serve computer consumables, the Company's efforts in controlling expenses, leveraging of the infrastructure and continually improving warehouse and systems efficiencies to produce the highest levels of customer and consumer satisfaction. Management believes that the Company has significant opportunities to further reduce operating expenses.

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

INCOME FROM OPERATIONS. Income from operations as a percent of net sales declined to 5.2% in 1999, compared with 5.4%, excluding the non-recurring charge, in 1998. Including the non-recurring charge, income from operations as a percent of net sales was 4.8% in 1998.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.9% in 1999, compared with 1.3% in 1998. This reduction reflects the Company's strong cash flow generation, the continued leveraging of interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June 1998 equity offering, and the Receivables Securitization Program. These transactions were partially offset by the acquisition of Azerty, in April of 1998, for a purchase price of approximately $115.7 million, the placement of $100.0 million of Senior Subordinated Notes at 8.375% (as defined) in April of 1998, the $49.6 million of funding required to repurchase 3.3 million shares of the Company's common stock and slightly higher interest rates on variable rate debt.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 1999, compared with 0.2% in 1998. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program and a loss of $0.2 million on the sale of capital assets. Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item as a percent of net sales increased to 4.0% in 1999, from 3.9% in 1998, excluding the non-recurring charge. Including the non-recurring charge, income before income taxes and extraordinary item as a percent of net sales was 3.3% in 1998.

NET INCOME. Net income as a percent of sales increased to 2.3% in 1999, compared with 2.2%, excluding the non-recurring charge and extraordinary item, in 1998. Including the non-recurring charge and extraordinary item, net income as a percent of sales was 1.6% in 1998.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

At September 30, 1999, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $55.3 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 12.75% Senior Subordinated Notes due 2005 (as defined), $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial revenue bonds.

The Term Loan Facilities consist of a $55.3 million Tranche A term loan facility ("Tranche A Facility"). Amounts outstanding under the Tranche A Facility are to be repaid in 18 quarterly installments ranging from $1.6 million at December 31, 1999 to $3.7 million at March 31, 2004.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility had no outstanding balance as of September 30, 1999. The Revolving Credit Facility matures on March 31, 2004.

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

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. At September 30, 1999, the Company was in compliance with all covenants contained in the Credit Agreement.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Payments received or made as a result of the agreements, if any, are recorded as a reduction or an addition to interest expense. At September 30, 1999, the Company had interest rate collar agreements expiring October 1999 on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0%. For the three and nine month periods ended September 30, 1999 and 1998, the Company recorded $21,111, $215,016, zero and $211,415, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements.

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

12.75% Senior Subordinated Notes

The 12.75% Senior Subordinated Notes ("12.75% Notes") originally were issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of September 30, 1999, the aggregate outstanding principal amount of the 12.75% Notes was $100.0 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

8.375% Senior Subordinated Notes

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of September 30, 1999, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

Receivables Securitization Program

On April 3, 1998, in connection with the refinancing of its credit facilities, the Company entered into a $163.0 million Receivables Securitization Program pursuant to which the Company sells its eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company, which in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain eligible receivables on April 3, 1998. These proceeds were used to repay certain indebtedness outstanding on April 3, 1998. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income under the caption Other Expense.

The Chase Manhattan Bank acts as funding agent and, with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of September 30, 1999, exclude approximately $160.0 million of accounts receivable sold to the Receivables Company.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The statements of cash flows for the Company for the periods indicated are summarized below:


                                                     For the Nine Months
                                                      Ended September 30,
                                               -------------------------------
                                                 1999                   1998
                                               -------                --------
                                                     (dollars in thousands)

   Net cash provided by operating activities   $ 90,999              $ 311,136
   Net cash used in investing activities        (18,381)              (130,577)
   Net cash used in financing activities        (79,055)              (167,988)


Net cash provided by operating activities for the nine months ended September 30, 1999 decreased to $91.0 million from $311.1 million in the comparable prior year period. This decrease was primarily due to the initial sale of $160.0 million of certain accounts receivable in 1998, an increase in accounts receivable of $54.0 million during 1999, compared with a decline of $20.4 million (excluding the sale of certain accounts receivable) in the prior period.

Net cash used in investing activities for the nine months ended September 30, 1999 was $18.4 million compared with $130.6 million used in the prior period. The cash used in investing activities in 1998 included the acquisition of the Azerty businesses for $115.7 million. Capital expenditures for the nine months ended September 30, 1999 totaled $21.6 million compared with $14.9 million in the same period last year.

Net cash used in financing activities for the nine months ended September 30, 1999 was $79.1 million compared with $168.0 million in the prior period. This decrease was due primarily to lower debt principal payments (due to the elimination of the excess cash flow payment required by the credit agreement in 1998) partially offset by the repurchase of $49.6 million in common stock and fewer proceeds from the issuance of common stock.

Year 2000 Modifications

In 1996, the Company began to address the year 2000 issue (that is, the fact that some systems may fail or produce inaccurate results using dates in or around the year 2000). The Company formed a year 2000 task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to the year 2000 issue. The Company believes that it has completed its planned remediation and testing of its Information Technology ("IT") systems. The Company has assessed the effect of the year 2000 issue on its non-IT systems and is in the process of upgrading or replacing its non-IT systems as necessary to be year 2000 ready by December 31, 1999.

The Company has made inquiries of its suppliers with respect to their year 2000 readiness. Over 90% of the Company's suppliers (measured by purchase dollar volume) have indicated that they expect to be year 2000 ready before December 31, 1999. The Company is in the process of confirming that its suppliers have completed these plans. Beginning with the Company's catalog for 1999, the Company's product suppliers have assured the Company that their products are year 2000 ready. However, the Company does not control its suppliers and relies on a variety of utilities, telecommunications companies and other suppliers in order to continue its business.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company has worked to identify certain key risks to the Company as a result of the year 2000 issue. Those identified risks fall into the following categories: (1) failures of suppliers or transportation carriers; (2) failures of customers' information systems; (3) failures of the Company's IT and non-IT systems; and (4) year 2000 related shortages, stockpiling by customers to avoid year 2000 shortages, and returns of stockpiled materials early in 2000. While all risks cannot be avoided, the Company has developed a contingency plan, which includes among other things building inventory and building its network of alternative suppliers. The Company's contingency plan also describes action plans, responsible units, contact lists, and other procedures to be used if selected adverse events occur.

The Company's year 2000 remediation utilizes both internal and external resources. During 1998 and 1997, the Company incurred approximately $1.5 million and $1.4 million, respectively, related to this issue. For the nine months ended September 30, 1999, the Company incurred approximately $1.0 million and expects to incur an additional $0.3 million to $0.5 million of year 2000 remediation expenses during the balance of the year. Funding for year 2000 expenses will be generated from ongoing operations and available borrowings under the Credit Agreement.

There can be no assurance that year 2000 remediation and testing by the Company or third parties has been or will be successfully completed. In addition, we cannot predict the actual effects of the year 2000 issue, which depend on numerous uncertainties, and there can be no assurance that the year 2000 issue will not result in broad-based or systemic problems. Any such failures or problems could have a material adverse effect on the Company's results of operations or financial condition.

Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at September 30, 1999, of $285.3 million and $160.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 45% of the outstanding debt and Receivables Exposure are priced at interest rates that are fixed. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an approximate $1.2 million annualized increase or decrease in interest expense, loss on the sale of certain accounts receivable and cash flows.

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

         Not applicable

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5   OTHER INFORMATION

         Subsequent Event

         On October 21, 1999, the Company announced that it had proposed a negotiated purchase transaction with an all-cash price of $20.00 per share to the Board of Directors of Daisytek International. The Daisytek Board rejected the
         Company's proposal to negotiate and said that Daisytek intended to proceed with a previously announced spin-off plan.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibit
               Number
               ------
               2     Not applicable
              11     Not applicable
              15.1   Letter regarding unaudited interim financial information
              18     Not applicable
              19     Not applicable
              22     Not applicable
              23     Not applicable
              24     Not applicable
              27.1   Financial Data Schedule - United Stationers Inc.
              27.2   Financial Data Schedule - United Stationers Supply Co.
              99     Not applicable

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

                                              UNITED STATIONERS INC.
                                            UNITED STATIONERS SUPPLY CO.
                                            ---------------------------
                                                   (Registrant)


Date:   November 8, 1999                  /s/ Daniel H. Bushell
       ---------------------              -------------------------------------
                                           Daniel H. Bushell
                                           Executive Vice President,
                                           Chief Development Officer
                                           and Chief Financial Officer

                      UNITED STATIONERS INC. AND SUBSIDIARIES

                                 INDEX TO EXHIBITS


     (a)    Exhibit
            Number
            ------
             2    Not applicable
            11    Not applicable
            15.1  Letter regarding unaudited interim
                   financial information
            18    Not applicable
            19    Not applicable
            22    Not applicable
            23    Not applicable
            24    Not applicable
            27.1  Financial Data Schedule - United Stationers Inc.
            27.2  Financial Data Schedule - United Stationers Supply Co.
            99    Not applicable