Form 10-K405
period 1999-12-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2000-03-08
CIK 355999, 945633

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 1999

                                       or

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

AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF UNITED STATIONERS INC. AS OF MARCH 1, 2000, WAS $894,224,363, BASED ON THE LAST SALE PRICE OF THE COMMON STOCK AS QUOTED BY THE NASDAQ NATIONAL MARKET SYSTEM ON SUCH DATE. UNITED STATIONERS SUPPLY CO. HAS NO SHARES OF COMMON STOCK OUTSTANDING HELD BY NON-AFFILIATES.

ON MARCH 1, 2000, UNITED STATIONERS INC. HAD OUTSTANDING 34,032,047 SHARES OF COMMON STOCK, PAR VALUE $0.10 PER SHARE. ON MARCH 1, 2000, UNITED STATIONERS SUPPLY CO. HAD 880,000 SHARES OF COMMON STOCK, $1.00 PAR VALUE PER SHARE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART OF FORM 10-K
-----------------

Part III      Portions of United Stationers Inc.'s definitive Proxy
              Statement relating to the 2000 Annual Meeting of Stockholders of United Stationers Inc., to be filed within 120 days of the year end of United Stationers Inc.

================================================================================

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                          UNITED STATIONERS SUPPLY CO.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                       CONTENTS AND CROSS REFERENCE SHEET
           FURNISHED PURSUANT TO GENERAL INSTRUCTION G(4) OF FORM 10-K


    FORM 10-K        FORM 10-K                                                                             FORM 10-K
    PART NO.         ITEM NO.       DESCRIPTION                                                            PAGE NO.
    ---------        ---------      ------------                                                           ---------
       I
                         1          Explanatory Note                                                           1
                                    Business                                                                   1
                                         General                                                               1
                                         Products                                                            1-2
                                         Customers                                                             2
                                         Marketing and Customer Support                                      2-3
                                         Distribution                                                          3
                                         Purchasing and Merchandising                                          3
                                         Competition                                                           4
                                         Employees                                                             4
                        2           Properties                                                               4-5
                        3           Legal Proceedings                                                          6
                        4           Submission of Matters to a Vote of Security Holders                        6
      II                5           Market for Registrant's Common Equity
                                         and Related Stockholder Matters                                       6
                        6           Selected Consolidated Financial Data                                    7-11
                        7           Management's Discussion and Analysis of
                                         Financial Condition and Results of Operations                     12-19
                       7A           Quantitative and Qualitative Disclosure About Market Risk                 20
                        8           Financial Statements and Supplementary Data                            20-45
                        9           Changes in and Disagreements with Accountants
                                         on Accounting and Financial Disclosure                               45
     III               10           Directors and Executive Officers of the Registrant                     46-48
                       11           Executive Compensation                                                    48
                       12           Security Ownership of Certain Beneficial
                                         Owners and Management                                                48
                       13           Certain Relationships and Related Transactions                            48
      IV               14           Exhibits, Financial Statements, Schedules and
                                         Reports on Form 8-K                                               49-51

Signatures                                                                                                    52


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

On April 3, 1998, USSC acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (the "Azerty Acquisition"), which together conducted substantially all of the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. (collectively, the "Azerty Business"). The Azerty Business is primarily a specialty wholesaler of computer consumables, peripherals and accessories in the United States and Mexico.

The Company is the largest general line business products wholesaler in the United States with 1999 net sales of $3.4 billion. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 39 regional distribution centers, 21 Lagasse distribution centers and six Azerty distribution centers.

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

COMPUTER CONSUMABLES. The Company offers computer supplies, and peripherals to value-added computer resellers and office products dealers. In April 1998, the Company acquired Azerty, a wholesaler of computer consumables within the United States and Mexico.

OFFICE FURNITURE. The Company's sale of office furniture, such as leather chairs, wooden and steel desks and computer furniture, has enabled it to become the nation's largest office furniture wholesaler. The Company currently offers nearly 5,000 furniture items from 50 different manufacturers.

FACILITIES SUPPLIES. The major products in this category are janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. In October 1996, the Company acquired Lagasse, the largest pure wholesaler of janitorial and sanitation supplies in North America. The Company currently distributes these products to sanitary supply dealers through 21 Lagasse distribution centers.

BUSINESS MACHINES AND AUDIO-VISUAL PRODUCTS. This product category includes business machines - from calculators to telephones - as well as audio-visual equipment and supplies.

CUSTOMERS

The Company sells to more than 20,000 resellers, including office products dealers, mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors and e-commerce merchants. Of its 20,000 customers, no single reseller accounted for more than 7% of the Company's net sales in 1999.

Independent commercial dealers and contract stationers are the most significant reseller channel for office products distribution and typically serve medium to large businesses, institutions and government agencies. Through industry consolidation, the number of such dealers has decreased, with the remaining dealers growing larger. As a result, net sales to individual commercial dealers and contract stationers have grown rapidly. Many dealers have joined marketing or buying groups in order to increase their purchasing leverage. The Company believes it is the leading wholesale source for most of these groups, providing not only merchandise but also special programs that enable these dealers to benefit from their combined marketing efforts.

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

MARKETING AND CUSTOMER SUPPORT

The Company concentrates its marketing efforts on providing value-added services to resellers. The Company distributes products that are generally available at similar prices from multiple sources and most of its customers purchase their products from more than one source. As a result, the Company seeks to differentiate itself from its competitors through a broader product offering, a higher degree of product availability, a variety of high quality customer services and its overnight distribution capabilities. In addition to emphasizing its broad product line, extensive inventory, integrated systems and national distribution capabilities, the Company's marketing programs have relied upon two additional major components. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers that are usually custom imprinted with each reseller's name and sold to these resellers who, in turn, distribute the catalogs to their customers. Second, the Company provides its resellers with a variety of dealer support and marketing services, including electronic commerce options, promotional programs and pricing services. These services are designed to aid the reseller in differentiating itself from its competitors by addressing the needs of the end-user's procurement process.

Substantially all of the Company's 35,000 SKUs are sold through its comprehensive general line catalog, promotional pieces and specialty catalogs for the office products, computer supplies, office furniture, facilities management supplies and other specialty markets. The Company produces the following annual catalogs: General Line Catalog; Office Furniture Catalog featuring furniture and accessories; Universal(TM) Catalog promoting the Company's private-brand merchandise; Computer Supplies and Accessories Catalog offering information technology supplies, accessories and furniture; Computer Products Catalog promoting specialized information technology products; Facility Supplies Catalog featuring food service, warehouse, mailroom supplies and products and supplies used for meetings and presentations; the Lagasse Catalog offering janitorial and sanitation supplies; the B2500 Catalog featuring a selection of everyday office supplies; the F1000 Catalog promoting commodity furniture and accessory products; the A/V2000 Catalog featuring audio-visual equipment and supplies; and the

Signature Images Catalog with an assortment of imprinted, promotional, and ad specialty items. In addition, the Company produces the following quarterly promotional catalogs: Action 2000, featuring over 1,000 high-volume commodity items and Computer Concepts, featuring computer supplies, peripherals, accessories and furniture. The Company also produces separate quarterly flyers covering general office supplies, office furniture and Universal(TM) products. Because commercial dealers, contract stationers and retail dealers typically distribute only one wholesaler's catalogs in order to streamline and concentrate order entry, the Company attempts to maximize the distribution of its catalogs by offering advertising credits to resellers, which can be used to offset the cost of the catalogs. Also, the Company's general line catalog is available in an electronic version.

The Company also offers resellers a variety of electronic order entry systems and business management and marketing programs. For instance, the Company maintains electronic data interchange and interactive order systems that link the Company to selected resellers and such resellers to the ultimate end user. In addition, the Company's electronic order entry systems allow the reseller to forward its customers' orders directly to the Company, resulting in the delivery of pre-sold products to the reseller or directly to the reseller's customer. The Company estimates that in 1999, it received approximately 80% of its orders electronically.

In addition to marketing its products and services through the use of its catalogs, the Company employs a sales force of approximately 160 field salespersons and a telemarketing and telesales staff of 160 people. The sales force is responsible for sales and service to resellers with which the Company has an existing relationship, as well as for establishing new relationships with additional resellers.

DISTRIBUTION

The Company has a network of 39 business products regional distribution centers located in 36 metropolitan areas in 25 states in the United States, most of which carry the Company's full line of inventory. The Company also maintains 21 Lagasse distribution centers that carry a full line of janitorial and sanitation supplies and six Azerty distribution centers that carry information technology supplies. The Company supplements its regional distribution centers with 21 local distribution points throughout the United States that serve as reshipment points for orders filled at the regional distribution centers. The Company utilizes more than 400 trucks, substantially all of which are contracted for by the Company, to enable direct delivery from the regional distribution centers and local distribution points to resellers.

The Company's distribution capabilities are aided by its proprietary computer-driven inventory locator system. If a reseller places an order for an item that is out of stock at the Company location which usually serves the particular reseller, the Company's system will automatically search for the item at alternative distribution centers. If the item is available at an alternative location, the system will automatically forward the order to that alternate location, which will then coordinate shipping with the primary facility and, for the majority of resellers, provide a single on-time delivery. The system effectively provides the Company with added inventory support that enables it to provide higher service levels to the reseller, to reduce back orders and to minimize time spent searching for merchandise substitutes, all of which contribute to the Company's high order fill rate and efficient levels of inventory.

Another service offered by the Company to resellers is its "wrap and label" program that offers resellers the option to receive individually packaged orders customized to meet the needs of specific end users. For example, when a reseller receives orders from several individual end users, the Company can group and wrap the items separately, identifying the specific end user so that the reseller need only deliver the package. The "wrap and label" program is attractive to resellers because it eliminates the need to break down case shipments and to repackage the orders before delivering them to the end user. The Company also ships orders directly to end users on behalf of its resellers.

PURCHASING AND MERCHANDISING

As the largest business products wholesaler in North America, the Company qualifies for substantial volume allowances and can realize significant economies of scale. The Company obtains products from over 500 manufacturers. The Company believes it is a significant customer for most of these manufactures. In 1999, no supplier accounted for more than 18% of the Company's aggregate purchases. As a centralized function, the Company's merchandising department interviews and selects suppliers and products for inclusion in the catalogs. Selection is based upon end-user acceptance, demand for the product and the manufacturer's total service, price and product quality offering.

COMPETITION

The Company competes with office products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, computer supplies and related items, and facility management supplies. Competition between the Company and manufacturers is based primarily upon net pricing, minimum order quantity and speed of delivery. Although manufacturers may provide lower prices to resellers than the Company does, the Company's marketing and catalog programs, combined with speed of delivery and its ability to offer resellers a broad line of business products from multiple manufacturers on a "one-stop shop" basis and with lower minimum order quantities, are important factors in enabling the Company to compete effectively. Manufacturers typically sell their products through a variety of distribution channels, which includes wholesalers and resellers.

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

EMPLOYEES

As of December 31, 1999, the Company employed approximately 6,400 persons.

The Company considers its relations with employees to be good. Approximately 900 of the shipping, warehouse and maintenance employees at certain of the Detroit, Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by collective bargaining agreements. The agreements expire at various times during the next three years. The Company has not experienced any work stoppages during the past five years.

ITEM 2.  PROPERTIES

The Company considers its properties to be suitable and adequate for their intended uses. The Company continually evaluates its properties to ensure that they provide for peak efficiency to maximize customer satisfaction and economies of scale. These properties consist of the following:

EXECUTIVE OFFICES. The Company's office facility in Des Plaines, Illinois has approximately 135,800 square feet of office and storage space. In addition, the Company owns approximately 43,600 square feet of office space in Orchard Park, New York and approximately 22,000 square feet of office space in Haraham, Louisiana (not including approximately 61,000 square feet of warehouse space) and leases approximately 50,000 square feet of office space located in Mt. Prospect, Illinois.

DISTRIBUTION CENTERS. The Company presently has more than nine million square feet of warehouse space in 39 business products distribution centers, 21 janitorial and sanitation supply distribution centers and six information technology distribution centers. The Company also operates 21 local distribution points. The following table sets forth information regarding the Company's principal leased and owned distribution centers:


                                                                                                         Approx. Square Feet
                                                                                                     ----------------------------
 State/Country                  City                         Metropolitan Area Served               Owned              Leased
-----------------     ---------------------------------      ------------------------------       ----------         -----------
Arizona               Tempe                                  Phoenix                                     --            203,800
California            City of Industry (1) / Santa Fe
                         Springs                             Los Angeles                            344,500            165,000
                      Sacramento / Union City /              Sacramento / San Francisco
                         Visalia                                / Oakland                                --            505,800
Colorado              Denver / Aurora                        Denver                                 104,200            180,700
Florida               Miami / Dania / Ft. Lauderdale         Miami                                       --            211,000
                      Jacksonville                           Jacksonville                           150,000                 --
                      Tampa                                  Tampa                                  128,000             30,000
Georgia               Atlanta / Norcross                     Atlanta                                372,000             85,600
Illinois              Carol Stream / Glendale Heights        Chicago                                     --            579,100
                      Greenville                             St. Louis                              210,000                 --
Indiana               Fort Wayne                             Fort Wayne                                  --             75,000
                      Indianapolis                           Indianapolis                           128,000             41,600
Louisiana             Harahan (1)                            New Orleans                                 --            165,900
Maryland              Harmans                                Baltimore/Washington, D.C.             324,000            178,500
Massachusetts         Woburn / Sharon                        Boston                                 309,000            115,700
Mexico                Mexico City                            Mexico City                                 --              4,000
                      Monterrey                              Monterrey                                   --              1,300
Michigan              Livonia / Van Buren                    Detroit                                229,700             52,900
Minnesota             Eagan / Brooklyn Park                  Minneapolis / St. Paul                 338,000                 --
Missouri              Kansas City                            Kansas City                                 --             95,200
                      St. Louis                              St. Louis                                   --             43,200
New Jersey            Edison                                 New York                               257,600            289,700
                      Pennsauken                             Philadelphia                           231,000             25,300
New York              Coxsackie                              Albany                                 256,500              8,000
                      Orchard Park                           New York                                    --             12,000
North Carolina        Charlotte                              Charlotte                              104,000            144,500
Ohio                  Cincinnati                             Cincinnati                             108,800                 --
                      Columbus                               Columbus                                    --            194,700
                      Twinsburg / Valley View                Cleveland                              206,100            165,000
Oklahoma              Tulsa                                  Tulsa                                   52,600             22,500
Oregon                Portland                               Portland                                    --            106,500
Pennsylvania          Pittsburgh / Chambersburg              Pittsburgh / Baltimore                      --            197,200
Tennessee             Memphis                                Memphis                                     --             78,300
                      Nashville                              Nashville                                   --            191,300
Texas                 Dallas                                 Dallas / Fort Worth                    223,200            231,900
                      Houston                                Houston                                     --            290,000
                      Lubbock                                Lubbock                                     --             58,800
                      San Antonio                            San Antonio                                 --             94,900
Utah                  Salt Lake City                         Salt Lake City                              --            113,300
Washington            Tukwila / Kent                         Seattle                                     --            181,500
Wisconsin             Milwaukee                              Milwaukee                               67,300                 --


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies in the fourth quarter of 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted through the Nasdaq National Market System under the symbol USTR. The following table sets forth on a per share basis, for the periods indicated, the high and low closing sale prices for the Company's common stock as reported by Nasdaq. On August 17, 1998, the Company announced a two-for-one stock split in the form of a common stock dividend paid on September 28, 1998. All share data and number of common shares contained in this Form 10-K have been retroactively adjusted to reflect the stock split.



                                                 HIGH                      LOW
                                               --------                  -------
        1999
        ------------
        First Quarter                          $26.00                     $13.00
        Second Quarter                          22.00                      13.56
        Third Quarter                           26.31                      20.25
        Fourth Quarter                          28.56                      20.88

        1998
        --------------
        First Quarter                           32.66                      21.94
        Second Quarter                          32.38                      26.56
        Third Quarter                           36.00                      23.88
        Fourth Quarter                          30.19                      22.50


On March 1, 2000, there were approximately 955 holders of record of common stock.

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid cash dividends and does not anticipate declaring cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company, the ability of United to pay cash dividends in the future depends upon the receipt of dividends or other payments from its operating subsidiary, USSC. The payment of dividends by USSC is subject to certain restrictions imposed by the Company's debt agreements. See Note 7 to the Consolidated Financial Statements.

On March 11, 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million of its common stock. Under this authorization, the Company purchased 3,250,000 shares of common stock at a cost of approximately $49.6 million in 1999. Acquired shares are included in the issued shares of the Company, but are not included in average shares outstanding when calculating earnings per share. During 1999, the Company reissued 29,519 shares of treasury stock to fulfill its obligations under its stock option plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is the selected historical consolidated financial data for the Company. Although United was the surviving corporation in the Merger, the Acquisition was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation. As a result, the income statement, operating, and other data for the year ended December 31, 1995 reflect the financial information of Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995.

THE COMPANY/ASSOCIATED

The selected consolidated financial data of the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 (which for Income Statement, Operating, and Other Data includes Associated only for the three months ended March 30, 1995, and the results of the Company for the nine months ended December 31, 1995) have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. All selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company.


                                                                           The Company
                                 ---------------------------------------------------------------------------------------------
                                                                    Years Ended December 31,
                                 ---------------------------------------------------------------------------------------------
                                     1999               1998                 1997                 1996                1995
                                 -----------        -----------          -------------        -----------          -----------
                                                       (dollars in thousands, except per share data)

INCOME STATEMENT DATA:
Net sales                         $3,393,045         $3,059,166           $2,558,135           $2,298,170           $1,751,462
Cost of goods sold                 2,830,968          2,529,928            2,112,204            1,907,209            1,446,949
                                 -----------        -----------          -----------          -----------          -----------
  Gross profit                       562,077            529,238              445,931              390,961              304,513
Operating expenses:
  Warehousing, marketing
   and administrative
   expenses                          379,883            359,875              311,002              277,957              246,956(1)
  Non-recurring charges                   --             13,852(2)            64,698(3)                --                   --
                                 -----------        -----------          -----------          -----------          -----------
Total operating expenses             379,883            373,727              375,700              277,957              246,956(1)
                                 -----------        -----------          -----------          -----------          -----------
Income from operations               182,194            155,511               70,231              113,004               57,557
Interest expense, net                 29,195             36,301               53,511               57,456               46,186
Other expense                          9,432(4)           8,221(4)                --                  - -                   --
                                 -----------        -----------          -----------          -----------          -----------
  Income before income
   taxes and extraordinary
   item                              143,567            110,989               16,720               55,548               11,371
Income taxes                          60,158             47,064                8,532               23,555                5,128
                                 -----------        -----------          -----------          -----------          -----------
Income before
     extraordinary item               83,409             63,925                8,188               31,993                6,243
Extraordinary item - loss
   on early retirement of debt,
   net of tax benefit of $3,970
   in 1998, $3,956 in 1997,
   and $967 in 1995                       --             (5,907)              (5,884)                  --               (1,449)
                                 -----------        -----------          -----------          -----------          -----------
Net income                       $    83,409        $    58,018          $     2,304          $    31,993           $    4,794
                                 ===========        ===========          ===========          ===========          ===========
Net income attributable to
    common stockholders          $    83,409        $    58,018          $      776           $    30,249           $    2,796
                                 ===========        ===========          ===========          ===========          ===========
Net income per common
   share- assuming dilution
    Income before extraordinary
       item                      $      2.37        $      1.76          $      0.22          $      1.01           $     0.17
    Extraordinary item                    --              (0.16)               (0.19)                  --                (0.06)
                                 -----------        -----------          -----------          -----------          -----------
    Net income                   $      2.37        $      1.60          $      0.03          $      1.01           $     0.11
                                 ===========        ===========          ===========          ===========          ===========
Cash dividends declared per
  common share                   $        --        $        --          $        --          $        --           $       --

OPERATING AND OTHER DATA:
--------------------------
EBITDA (5)                           211,642            182,449               96,272              139,046               81,241
EBITDA margin (6)                       6.2%               6.0%(7)              3.8%(8)              6.1%                 4.6%(9)
Depreciation and
   amortization (10)             $    29,448        $    26,938          $    26,041          $    26,042           $   23,684
Capital expenditures                  21,331             24,616               12,991               (2,886)(11)           8,017



                                                                             The Company
                                     ----------------------------------------------------------------------------------------------
                                                                       Years Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                         1999              1998(12)             1997(13)              1996                1995(14)
                                     -----------       --------------      ---------------      ---------------       -------------
                                                                (dollars in thousands, except per share data)
OPERATING RESULTS BEFORE CHARGES:
Income from operations               $  182,194          $  169,363          $  134,929            $  113,004         $   67,316
Net income attributable to
  common stockholders                    83,409              72,212              45,364                30,249             10,081
Net income per common
  share-assuming dilution                  2.37                2.00                1.47                  1.01               0.40
EBITDA                                  211,642             196,301             160,970               139,046             91,000
EBITDA margin                               6.2%                6.4%                6.3%                  6.1%               5.2%

                                                                               As of December 31,
                                      ---------------------------------------------------------------------------------------------
                                         1999              1998                 1997                  1996                1995
                                      ----------       --------------      ---------------      ---------------       -------------
                                                                       (dollars in thousands)
BALANCE SHEET DATA
Working capital                      $  415,548(15)      $  357,024(15)      $  451,449            $  404,973         $  355,465
Total assets                          1,279,903(15)       1,166,991(15)       1,148,021             1,109,867          1,001,383
Total debt and capital lease(16)        336,927             315,384             537,135               600,002            551,990
Redeemable preferred stock                   --                  --                  --                19,785             18,041
Redeemable warrants                          --                  --                  --                23,812             39,692
Total stockholders' equity              406,009             370,563             223,308                75,820             30,024



(1) Includes a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) for the year ended December 31, 1995.

(2) In the second quarter of 1998, the Company recognized a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of the remaining payments and prepaid expense under a contract for computer services from a vendor. See Note 1 to the Consolidated Financial Statements.

(3) In the fourth quarter of 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (see Notes 1 and 11 to the Consolidated Financial Statements) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements).

(4) Represents the loss on the sale of certain trade accounts receivable through an asset-backed securitization program and the loss on the sale of certain capital assets. See Note 5 to the Consolidated Financial Statements.

(5) EBITDA excluding non-recurring charges would have been $196.3 million and $161.0 million for 1998 and 1997, respectively. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and extraordinary item. EBITDA is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(6)      EBITDA margin represents EBITDA as a percent of net sales.

(7)      EBITDA margin would have been 6.4% excluding the non-recurring charge.

(8)      EBITDA margin would have been 6.3% excluding the non-recurring charges.

(9)      EBITDA margin would have been 5.2% excluding the restructuring charge.

(10) Excludes amortization related to deferred financing costs, which is a component of interest expense.

(11) Includes $11.1 million of proceeds from the sale of property, plant and equipment.

(12) In the second quarter of 1998, the Company recognized a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of the remaining payments and prepaid expense under a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements). In addition, during the second quarter of 1998 the Company recorded an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7 to the Consolidated Financial Statements).

(13) In the fourth quarter of 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (see Notes 1 and 11 to the Consolidated Financial Statements) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements). In addition, during the fourth quarter of 1997 the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to early retirement of debt (see Note 1 to the Consolidated Financial Statements).

(14) During 1995, the Company recorded a restructuring charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and an extraordinary loss of $2.4 million ($1.4 million net of tax benefit of $1.0 million) related to early retirement of debt.

(15) Excludes $160.0 million of certain trade accounts receivable sold through an asset-backed securitization program. See Note 5 to the Consolidated Financial Statements.

(16)     Total debt and capital lease include current maturities.

UNITED

The following table sets forth the selected consolidated financial data of United (a predecessor of the Company) for the seven months ended March 30, 1995 (at which time United and Associated merged to create the Company) and have been derived from the Consolidated Financial Statements of United which have been audited by Ernst & Young LLP, independent auditors.

                                                                                     Seven Months Ended
                                                                                        March 30,1995
                                                                                    --------------------
Income Statement Data (dollars in thousands, except per share data):
Net sales                                                                                 $ 980,575
Cost of sales                                                                               814,780
                                                                                          ---------
Gross profit on sales                                                                       165,795
Operating expenses                                                                          133,098
Merger-related costs                                                                         27,780(1)
                                                                                          ---------
Income from operations                                                                        4,917
Interest expense, net                                                                         7,500
Other income, net                                                                                41
                                                                                          ---------
Loss before income taxes                                                                     (2,542)
Income taxes                                                                                  4,692
                                                                                          ---------
Net loss                                                                                  $  (7,234)
                                                                                          =========
Net loss per common
  share - assuming dilution                                                               $   (0.39)

Cash dividends declared per share                                                              0.30

Operating and Other Data:
EBITDA(2)                                                                                    17,553
EBITDA margin(3)                                                                                1.8%
Depreciation and amortization                                                             $  12,595
Net capital expenditures                                                                      7,764

Balance Sheet Data (at period end):
Working capital                                                                             257,600
Total assets                                                                                711,839
Total debt and capital leases(4)                                                            233,406
Stockholders' investment                                                                    233,125


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

Information contained or incorporated by reference in this Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-K, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations are forward-looking statements. The following matters and certain other factors noted throughout this Form 10-K constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly-competitive environment in which the Company operates, the integration of acquisitions, changes in end-users' traditional demands for business products, the Company's reliance on certain key suppliers, the effects of fluctuations in manufacturers' pricing, potential service interruptions, dependence on key personnel, and general economic conditions. A description of these factors, as well as other factors which could affect the Company's business, is set forth in certain filings by the Company with the Securities and Exchange Commission. All forward-looking statements contained in this Form 10-K and/or any subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company, are expressly qualified in their entirety by such cautionary statements. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

On March 30, 1995, Associated Holdings, Inc. ("Associated") purchased 92.5% of the outstanding shares of the common stock, $0.10 par value ("Common Stock") of United Stationers Inc. ("United") for approximately $266.6 million in the aggregate pursuant to a tender offer (the "Offer"). Immediately thereafter, Associated merged with and into United (the "Merger" and, collectively with the Offer, the "Acquisition"), and Associated Stationers, Inc. ("ASI"), a wholly owned subsidiary of Associated merged with and into United Stationers Supply Co. ("USSC"), a wholly owned subsidiary of United. United and USSC continued as the respective surviving corporations. Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes, with Associated as the acquiring corporation.

CONSUMER DEVELOPMENT GROUP ACQUISITION. On November 1, 1999, the Company acquired all of the capital stock of Consumer Development Group Inc. ("CDG") for approximately $4.8 million and made an initial payment to the seller of approximately $2.4 million, financed through senior debt. The remaining purchase price of approximately $2.4 million will be paid ratably on each of the first three anniversaries of the acquisition. The CDG acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $4.8 million was allocated to goodwill. The financial information for the year ended December 31, 1999, includes the results of CDG for November and December only. The pro forma effects of this acquisition were not material.

A Certificate of Dissolution was filed with the State of Delaware to dissolve CDG as of December 31, 1999. Upon its dissolution, CDG was merged into USSC.

COMMON STOCK REPURCHASE. On March 11, 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million of its Common Stock. Under this authorization, the Company purchased 3,250,000 shares of Common Stock at a cost of approximately $49.6 million in 1999. Acquired shares are included in the issued shares of the Company, but are not included in average shares outstanding when calculating earnings per share. During 1999, the Company reissued 29,519 shares of treasury stock to fulfill its obligations under its stock option plan.

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

United did not receive any of the proceeds from the sale of the 1.0 million shares of Common Stock offered by the selling stockholders. It did, however, receive an aggregate of approximately $6.4 million paid by the selling stockholders upon exercise of employee stock options in connection with the June 1998 Equity Offering, which were delivered to USSC and applied to the repayment of indebtedness under the New Credit Facilities.

Subsequent to the closing of the June 1998 Equity Offering, the underwriters exercised an overallotment option to purchase an additional 0.4 million shares from United. The net proceeds to United of approximately $10.3 million from the sale were delivered to USSC and used to repay an additional portion of the indebtedness outstanding under the Tranche A Term Loan Facility.

In the second quarter of 1998, the Company recognized the following charges: a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements), and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (collectively "1998 Charges"), see Notes 1 and 7 to the Consolidated Financial Statements.

Net income attributable to common stockholders for the year ended December 31, 1998, before the 1998 Charges, was $72.2 million, up 59.0%, compared with $45.4 million, before the 1997 Charges (as defined). In 1998, diluted earnings per share before the 1998 Charges were $2.00 on 36.2 million weighted average shares outstanding, up 36.1%, compared with $1.47, before the 1997 Charges (as defined), on 30.8 million weighted average shares outstanding for the prior year.

AZERTY BUSINESS ACQUISITION. On April 3, 1998, the Company acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (collectively the "Azerty Business"). These businesses comprised substantially all of the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. The aggregate purchase price paid by the Company for the Azerty Business was approximately $115.7 million (including fees and expenses). The acquisition was financed primarily through senior debt. The Azerty Business acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition, with the excess of cost over fair value of approximately $73.7 million allocated to goodwill. The financial information for the year ended December 31, 1998, included nine months of the Azerty Business. The pro forma effects of this acquisition were not material.

OCTOBER 1997 EQUITY OFFERING. On October 9, 1997, the Company completed a 4.0 million share primary offering of Common Stock and a 6.8 million share secondary offering of Common Stock (the "October 1997 Equity Offering"). The shares were priced at $19.00 per share, before underwriting discounts and commissions of $0.95 per share. The aggregate net proceeds to the Company from this equity offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of approximately 2.2 million warrants into Common Stock were used to: (i) redeem $50.0 million of the Company's 12.75% Senior Subordinated Notes and pay the redemption premium of $6.4 million, (ii) pay fees related to the October 1997 Equity Offering, and
(iii) reduce by $15.5 million the indebtedness under the Term Loan Facilities. The repayment of indebtedness resulted in an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and caused a permanent reduction of the amount borrowable under the Term Loan Facilities.

As a result of the October 1997 Equity Offering, the Company recognized the following charges in the fourth quarter of 1997: (i) pre-tax non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (see Notes 1 and 11 to the Consolidated Financial Statements) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements), and (ii) an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to the early retirement of debt (collectively "1997 Charges"), see Note 1 to the Consolidated Financial Statements.

Net income attributable to common stockholders for the year ended December 31, 1997, before the 1997 Charges, was $45.4 million, up 50.3%, compared with $30.2 million in 1996. Diluted earnings per share before the 1997 Charges were $1.47 on 30.8 million weighted average shares outstanding, up 45.3%, compared with $1.01 on 29.8 million weighted average shares outstanding for the prior year.

LAGASSE BROS., INC. ACQUISITION. On October 31, 1996, the Company acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse") for approximately $51.9 million. The acquisition was financed primarily through senior debt. The Lagasse acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition, with the excess of cost over fair value of approximately $39.0 million allocated to goodwill. The pro forma effects of this acquisition were not material.

GENERAL INFORMATION

EMPLOYEE STOCK OPTIONS. The Management Equity Plan (the "Plan") is administered by the Board of Directors, although the Plan allows the Board of Directors of the Company to designate an option committee to administer the Plan. The Plan provides for the issuance of Common Stock, through the exercise of options, to officers and management employees of the Company, either as incentive stock options or as non-qualified stock options.

In October 1997, the Company's stockholders approved an amendment to the Plan that provided for the issuance of approximately 3.0 million additional options to management employees and directors. During 1999, 1998 and 1997, options of approximately 1.3 million, 1.0 million and 0.5 million, respectively, were granted to management employees and directors, with option exercise prices equal to fair market value.

In September 1995, the Company's Board of Directors approved an amendment to the Plan, which provided for the issuance of options in connection with the Merger ("Merger Incentive Options") to management employees of the Company, exercisable for up to 4.4 million additional shares of its Common Stock. Subsequently, approximately 4.4 million options were granted during 1995 and 1996 to management employees. Some of the options were granted at an option exercise price below market value, and the exercise price of certain options increased by $0.31 on a quarterly basis effective April 1, 1996.

These Merger Incentive Options, which were performance-based, were granted to provide incentives to management with respect to the successful development of ASI and the integration of ASI with the Company. All Merger Incentive Options were vested and became exercisable with the completion of the October 1997 Equity Offering. In the fourth quarter of 1997, the Company recognized compensation expense based upon the difference between the fair market value of the Common Stock and the exercise prices. Based on the closing stock price on October 10, 1997, of $19.56, and options outstanding as of October 10, 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million).

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NET SALES. Net sales increased 10.9% to $3.4 billion for 1999, compared with $3.1 billion for 1998. The Company's sales growth was broad based, with strength in all geographic regions, across all product categories and customer channels. Specifically, the janitorial and sanitation products, computer consumables and office furniture categories experienced strong sales growth. The Company's sales with both national accounts and independent dealers are strengthening. Organic sales for the year ended December 31, 1999, increased 7.8%. This included pre-acquisition first quarter 1998 net sales of $99.7 million for the Azerty Business.

Net sales for the two months ended February 29, 2000, were up 14% on equivalent workdays, compared with the prior year. However, the Company's long-term goal is to produce a consistent top-line organic growth rate of 6% to 9%.

GROSS MARGIN. Gross margin in 1999 reached $562.1 million, up 6.2% from last year and was 16.6% of net sales, compared with $529.2 million, or 17.3% of net sales, in 1998. This rate decrease reflected the trend toward a lower-margin product mix. The lower margin rate reflecting product mix partially was offset by incremental vendor allowances earned as a result of higher sales volume.

OPERATING EXPENSES. Operating expenses for 1999 totaled $379.9 million, up 5.6% from last year and were 11.2% of net sales, compared with $359.9 million, or 11.8% of net sales, in the prior year (excluding non-recurring charges). The decline in the operating expense rate is attributable to the continued leveraging of fixed costs. The non-recurring charge recorded in the second quarter of 1998 of $13.9 million ($8.3 million net of tax benefit of $5.6 million) was related to the write off of a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements). Operating expenses, including these charges, totaled $373.8 million, or 12.2% of net sales, in 1998.

INCOME FROM OPERATIONS. Income from operations totaled $182.2 million, or 5.4% of net sales, compared with $169.3 million, or 5.5% of net sales in 1998, before non-recurring charges. Including the non-recurring charge, income from operations totaled $155.4 million, or 5.1% of net sales, in 1998.

INTEREST EXPENSE. Interest expense for 1999 was $29.2 million, or 0.9% of net sales, compared with $36.3 million, or 1.2% of net sales, in 1998. This reduction reflects the continued leveraging of fixed interest costs against higher sales, and the repayment of indebtedness with the proceeds received from the June 1998 Equity Offering and the Receivables Securitization Program (as defined). These transactions were partially offset by three months of incremental interest expense related to the acquisition of the Azerty Business in April of 1998 for a purchase price of approximately $115.7 million, and the placement of $100.0 million of Senior Subordinated Notes at 8.375% in April 1998.

OTHER EXPENSE. Other expense for 1999 reached $9.4 million, or 0.3% of net sales, compared with $8.2 million, or 0.3% of net sales in 1998. This expense primarily represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). These costs vary on a monthly basis and generally are related to certain interest rates.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item were $143.6 million, or 4.2% of net sales, compared with $124.8 million, or 4.0% of net sales in 1998, before non-recurring charges. Including the non-recurring charge, income before income taxes and extraordinary item totaled $110.9 million, or 3.6% of net sales, in 1998.

NET INCOME. Net income for 1999 increased 15.5% to $83.4 million, or 2.5% of net sales, from $72.2 million, or 2.4% of net sales, in 1998, excluding the non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) and an extraordinary item - loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million) (see Note 1 to the Consolidated Financial Statements). Net income in 1998, excluding the impact of the non-recurring charge and the extraordinary item, totaled $58.0 million, or 1.9% of net sales.

FOURTH QUARTER RESULTS. Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 1999, the Company recorded a favorable net income adjustment of approximately $4.0 million related to the refinement of estimates recorded in the prior three quarters.


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

Net sales for 1998 included nine months of incremental sales resulting from the April 1998 Azerty Acquisition. After adjusting for the acquisition, the Company achieved an organic net sales growth rate of 8.4%, on equivalent workdays.

GROSS MARGIN. Gross margin declined to 17.3% in 1998, compared with 17.4% in 1997. This decrease is primarily the result of the blending in of the lower-margin computer consumables Azerty Business, which was substantially offset by the continuing shift away from lower-margin hardware items and a higher level of vendor allowances.

OPERATING EXPENSES. Operating expenses as a percent of net sales, before a non-recurring charge, declined to 11.8% in 1998, compared with 12.2% before non-recurring charges in 1997. This reduction represents the impact of combining the lower operating expense ratio from the Azerty Business with the Company's traditional operating expense ratio. The non-recurring charge recorded in the second quarter of 1998 of $13.9 million ($8.3 million net of tax benefit of $5.6 million) was related to the write off of a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements). Non-recurring charges recorded in the fourth quarter of 1997 were $59.4 million (non-cash), (see Notes 1 and 11 to the Consolidated Financial Statements) and $5.3 million (cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13 to the Consolidated Financial Statements). Operating expenses, as a percent of net sales, including the above charges, were 12.2% in 1998, compared with 14.7% in 1997.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales, before non-recurring charges in 1998 and 1997, increased to 5.5% in 1998 from 5.2% in 1997. Including the non-recurring charge, income from operations as a percent of net sales was 5.1% in 1998, compared with 2.7% in 1997.

INTEREST EXPENSE. Interest expense as a percent of net sales was 1.2% in 1998, compared with 2.1% in 1997. This reduction reflected the continued leveraging of fixed interest costs against higher sales and the repayment of indebtedness with the proceeds received from the June 1998 Equity Offering, the Receivables Securitization Program (as defined), and the October 1997 Equity Offering. These transactions were partially offset by the acquisition of the Azerty Business in April of 1998 for a purchase price of approximately $115.7 million and the placement of $100.0 million of Senior Subordinated Notes at 8.375% in April 1998.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 1998. This expense primarily represented the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). These costs vary on a monthly basis and generally are related to certain interest rates.

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

NET INCOME. Net income in 1998 and 1997 included an extraordinary item: loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million) and $9.8 million ($5.9 million net of tax benefit of $3.9 million), respectively (see Note 1 to the Consolidated Financial Statements). Net income as a percent of net sales, excluding the impact of the non-recurring charge and the extraordinary item, increased to 2.4% compared with 1.8% in 1997. Including the impact of the non-recurring charge and the extraordinary item, net income as a percent of net sales was 1.9% in 1998, compared with 0.1% in 1997.

In the second quarter of 1998, the Company recognized the following charges: a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements) and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7 to the Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES

CREDIT AGREEMENT

At December 31, 1999, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $53.7 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company had $100.0 million of 12.75% Senior Subordinated Notes due 2005 (as defined), $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial revenue bonds.

The Term Loan Facilities consist of a $53.7 million Tranche A term loan facility ("Tranche A Facility"). Amounts outstanding under the Tranche A Facility are to be repaid in 17 quarterly installments ranging from $1.6 million at March 31, 2000, to $3.7 million at March 31, 2004.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004 and $53.0 million was outstanding at December 31, 1999.

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of domestic direct and indirect subsidiaries of USSC, the stock of Lagasse and Azerty, and certain of the foreign and direct and indirect subsidiaries of USSC (excluding USS Receivables Company, Ltd.) and security interests and liens upon all accounts receivable, inventory, contract rights and certain real property of USSC and its domestic subsidiaries other than accounts receivables sold in connection with the Receivables Securitization Program.

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range. The rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Tranche A Facility and Revolving Credit Facility bear interest at prime to prime plus 0.75%, or, at the Company's option, the London Interbank Offered Rate ("LIBOR") plus 1.00% to 2.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. At December 31, 1999, the Company was in compliance with all covenants.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of USSC creditors. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of such agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Any payments received or made as a result of the agreements are recorded as an addition to or a reduction from interest expense. For the years ended December 31, 1999, 1998, and 1997, the Company recorded $0.2 million, $0.2 million, and $0.6 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements. The Company's interest rate collar agreements on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0% expired on October 29, 1999. As of December 31, 1999 the Company had not entered into any new interest rate collar agreements.

Management believes that the Company's cash on hand, anticipated funds generated from operations and available borrowings under the Credit Agreement, will be sufficient to meet the short-term (fewer than 12 months) and long-term operating and capital needs of the Company, as well as to service its debt in accordance with its terms. There is, however, no assurance that this will be accomplished.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indentures governing the Notes contain restrictions on the ability of USSC to transfer cash to United.

12.75% SENIOR SUBORDINATED NOTES

The 12.75% Senior Subordinated Notes ("12.75% Notes") originally were issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of December 31, 1999, the aggregate outstanding principal amount of the 12.75% Notes was $100.0 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The Notes are redeemable on May 1, 2000, in whole or in part, at a redemption price of 106.375% (percentage of principal amount). The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

8.375% SENIOR SUBORDINATED NOTES

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of December 31, 1999, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes are redeemable on April 15, 2003, in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

RECEIVABLES SECURITIZATION PROGRAM

On April 3, 1998, in connection with the refinancing of its credit facilities, the Company entered into a $163.0 million Receivables Securitization Program. Under this program the Company sells its eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain eligible receivables on April 3, 1998. These proceeds were used to repay a portion of indebtedness under the Credit Agreement. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income, included elsewhere herein, under the caption Other Expense.

The Chase Manhattan Bank acts as funding agent and, with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of December 31, 1999 and 1998, exclude approximately $160.0 million of accounts receivable sold to the Receivables Company.

CASH FLOW INFORMATION

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                                      Years Ended December 31,
                                                       -------------------------------------------------------
                                                            1999                 1998               1997
                                                       ----------------     ---------------    ---------------
                                                                        (dollars in thousands)
Net cash provided by operating activities              $  53,581                $ 290,866            $  41,768
Net cash used in investing activities                    (26,011)                (140,356)             (12,991)
Net cash used in financing activities                    (27,615)                (143,839)             (27,029)

Net cash provided by operating activities for 1999 declined to $53.6 million from $290.9 million in 1998. This decrease was due primarily to the initial sale of $160.0 million of certain accounts receivable in 1998. Other factors contributing to the change were: an increase in inventory of $40.0 million, an increase in accounts receivable (excluding the impact of the receivables sold) of $59.6 million, partially offset by higher net income and an increase in accounts payable of $23.5 million. Net cash provided by operating activities for 1998 increased to $290.9 million from $41.8 million in 1997. This increase was due to the sale of certain accounts receivable totaling $160.0 million, higher net income (before non-recurring charges), an increase in accounts payable of $22.7 million, an increase in deferred taxes of $20.5 million, and a $35.5 million decrease in inventory partially offset by a $18.2 million increase in other assets.

Net cash used in investing activities during 1999 was $26.0 million compared with $140.0 million in 1998. This decline was due to the activity during 1998 including the $115.7 million acquisition of Azerty, Inc. on April 3, 1998 and an increase in proceeds from the disposition of property, plant and equipment of $4.0 million in 1999, partially offset by the acquisition of Consumer Development Group, Inc. on November 1, 1999 for $4.7 million, and an increase in capital expenditures of $0.8 million in 1999. Net cash used in investing activities during 1998 was $140.4 million, compared with $13.0 million in 1997. The increase was due to the acquisition of Azerty, Inc. and an increase in capital expenditures of $11.7 million.

Net cash used in financing activities during 1999 totaled $27.6 million compared with $143.8 million in 1998. This decline was due to the activity during 1998 including the financing required to purchase Azerty Inc., and additional borrowings in 1999 under the revolver of $51.0 million partially offset by $49.6 million in treasury stock purchases and lower proceeds from the issuance of Common Stock of $96.6 million. Net cash used in financing activities during 1998 was $143.8 million compared with $27.0 million in 1997. This increase resulted from the financing required to purchase Azerty Inc., the additional payment of $8.4 million for employee withholding tax related to stock option exercises, and changes in working capital requirements, partially offset by the net proceeds from the timely placement of $100.0 million 8.375% Notes, and the incremental proceeds of $27.8 million from the issuance of Common Stock.

SEASONALITY

Although the Company's sales generally are relatively level throughout the year, sales vary to the extent of seasonal differences in the buying patterns of end-users who purchase office products. In particular, the Company's sales usually are higher than average during January, when many businesses begin operating under new annual budgets.

The Company experiences seasonality in its working capital needs, with highest requirements in December through February, reflecting a build up in inventory prior to and during the peak sales period. The Company believes that its current availability under the Revolving Credit Facility is sufficient to satisfy the seasonal working capital needs for the foreseeable future.

INFLATION/DEFLATION AND CHANGING PRICES

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers' price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company's customers. Conversely, when manufacturers' prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material adverse effect on the Company's net sales, gross margins and net income.

YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to be prepared to promptly address any latent Year 2000 matters that may arise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at December 31, 1999, of $336.9 million, and $160.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 40% of the outstanding debt and Receivables Exposure is priced at interest rates that are fixed. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.5 million in interest expense, loss on the sale of certain accounts receivable and cash flows. The Company will from time-to-time enter into interest rate swaps or collars on its debt. The Company does not use derivative financial or commodity instruments for trading purposes. Typically, the use of such derivative instruments is limited to interest rate swaps or collars on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to its financial position, results of operations and cash flows. As of December 31, 1999, the Company had no derivative financial or commodity instruments outstanding.

The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso, Canadian Dollar, Italian Lira, as well as product purchases from Asian countries currently paid in U.S. dollars. Many of the products the Company sells in Mexico and Canada are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. The Company has not previously hedged these transactions, but is considering such a program, and it may enter into such transactions when it believes there is a clear financial advantage to do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages include the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows of the Company for the years ended December 31, 1999, 1998 and 1997, and the Consolidated Balance Sheets of the Company as of December 31, 1999 and 1998.

REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                       /s/ERNST & YOUNG LLP



Chicago, Illinois
January 26, 2000

                                      UNITED STATIONERS INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                   (dollars in thousands, except per share data)


                                                                                   Years Ended December 31,
                                                                    ------------------------------------------------------
                                                                       1999                 1998                  1997
                                                                    -----------          -----------           -----------
Net sales                                                           $ 3,393,045          $ 3,059,166           $ 2,558,135
Cost of goods sold                                                    2,830,968            2,529,928             2,112,204
                                                                    -----------          -----------           -----------
Gross profit                                                            562,077              529,238               445,931

Operating expenses:
     Warehousing, marketing and administrative expenses                 379,883              359,875               311,002
     Non-recurring charges                                                  - -               13,852                64,698
                                                                    -----------          -----------           -----------

      Total operating expenses                                          379,883              373,727               375,700
                                                                    -----------          -----------           -----------

Income from operations                                                  182,194              155,511                70,231

Interest expenses                                                        29,195               36,301                53,511
Other expense                                                             9,432                8,221                   - -
                                                                    -----------          -----------           -----------

Income before income taxes and extraordinary item                       143,567              110,989                16,720

Income taxes                                                             60,158               47,064                 8,532
                                                                    -----------          -----------           -----------

Income before extraordinary item                                         83,409               63,925                 8,188

Extraordinary item - loss on early retirement of debt, net
       of tax benefit of $3,970 in 1998 and $3,956 in 1997                  - -               (5,907)               (5,884)
                                                                    -----------          -----------           -----------

Net income                                                               83,409               58,018                 2,304

Preferred stock dividends issued and accrued                                - -                  - -                 1,528
                                                                    -----------          -----------           -----------

Net income attributable to common stockholders                      $    83,409          $    58,018           $       776
                                                                    ===========          ===========           ===========

Net income per common share:
      Income before extraordinary item                              $      2.40          $      1.84           $      0.26
      Extraordinary item                                                    - -                (0.17)                (0.23)
                                                                    -----------          -----------           -----------

      Net income per common share                                   $      2.40          $      1.67           $      0.03
                                                                    ===========          ===========           ===========

      Average number of common shares (in thousands)                     34,708               34,680                26,128
                                                                    ===========          ===========           ===========

Net income per common share - assuming dilution:
      Income before extraordinary item                              $      2.37          $      1.76           $      0.22
      Extraordinary item                                                    - -                (0.16)                (0.19)
                                                                    -----------          -----------           -----------
      Net income per common share                                   $      2.37          $      1.60           $      0.03
                                                                    ===========          ===========           ===========

      Average number of common shares (in thousands)                     35,208               36,171                30,760
                                                                    ===========          ===========           ===========

      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         UNITED STATIONERS INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                 (dollars in thousands)


                                                                           As of December 31,
                                                                     ---------------------------------
                                                                        1999                1998
                                                                     ----------          ----------
ASSETS

Current assets:

  Cash and cash equivalents                                          $   18,993          $   19,038

  Accounts receivable, less allowance for doubtful accounts
       of $12,561 in 1999 and $9,775 in 1998                            263,432             203,467

  Inventories                                                           607,682             554,940

  Other                                                                  24,424              21,293
                                                                     ----------          ----------

       Total current assets                                             914,531             798,738


Property, plant and equipment, at cost:

  Land                                                                   19,982              21,857

  Buildings                                                              94,113              95,944

  Fixtures and equipment                                                170,477             148,658

  Leasehold improvements                                                  1,823               1,508
                                                                     ----------          ----------

Total property, plant and equipment                                     286,395             267,967

  Less - accumulated depreciation and amortization                      118,851              98,907
                                                                     ----------          ----------

Net property, plant and equipment                                       167,544             169,060

Goodwill                                                                181,456             181,009

Other                                                                    16,372              18,184
                                                                     ----------          ----------

       Total assets                                                  $1,279,903          $1,166,991
                                                                     ==========          ==========

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED STATIONERS INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                        (dollars in thousands, except share data)

                                                                           As of December 31,
                                                                  -----------------------------------
                                                                     1999                     1998
                                                                  -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                $   346,558             $   301,952

  Accrued expenses                                                    126,481                 119,471

  Accrued income taxes                                                 16,377                  12,582

  Current maturities of long-term debt                                  9,567                   7,709
                                                                  -----------             -----------

       Total current liabilities                                      498,983                 441,714

Deferred income taxes                                                  28,926                  26,223

Long-term liabilities                                                 327,360                 307,675

Other long-term liabilities                                            18,625                  20,816
                                                                  -----------             -----------

       Total liabilities                                              873,894                 796,428

Stockholders' equity:

  Common stock (voting), $0.10 par value; authorized
     100,000,000 shares, issued - 37,213,207 shares in
     1999 and 36,912,173 shares in 1998                                 3,721                   3,691

  Capital in excess of par value                                      304,288                 303,330

  Treasury stock, at cost - 3,220,481 shares                          (49,145)                    - -

  Retained earnings                                                   148,262                  64,853

  Accumulated translation adjustment                                   (1,117)                 (1,311)
                                                                  -----------             -----------

       Total stockholders' equity                                     406,009                 370,563
                                                                  -----------             -----------

       Total liabilities and stockholders' equity                 $ 1,279,903             $ 1,166,991
                                                                  ===========             ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     United Stationers Inc. and Subsidiaries
            Consolidated Statements of Changes in Stockholders' Equity
                    (dollars in thousands, except share data)

                                                                                     Number                       Number
                                                                                       of                           of
                                    Redeemable Preferred Stock           Re-         Common          Common       Common
                                    --------------------------        deemable       Shares          Stock        Shares
                                       A         C       Total        Warrants      (Voting)        (Voting)   (Non-voting)
                                  ---------- ---------  ---------     ---------     ---------       --------   ------------
DECEMBER 31, 1996                 $  8,086    $ 11,699  $  19,785     $  23,812     11,446,306      $  1,145      758,994

Net income                             - -         - -        - -           - -            - -           - -          - -
Unrealized translation
  adjustment                           - -         - -        - -           - -            - -           - -          - -
     Comprehensive income              - -         - -        - -           - -            - -           - -          - -

Stock dividends issued                 489         898      1,387           - -            - -           - -          - -
Redemption of Series A
  and Series C preferred stock      (8,575)    (12,597)   (21,172)          - -            - -           - -          - -
Accretion of lender warrants
  to fair market value                 - -         - -        - -        23,254            - -           - -          - -
Increase in value of stock
  option grants                        - -         - -        - -           - -            - -           - -          - -
Compensation associated
  with stock options                   - -         - -        - -           - -            - -           - -          - -
Conversions of redeemable
  warrants into common stock           - -         - -        - -       (47,066)     1,408,398           141          - -
Issuance of common stock,
  net of offering expenses             - -         - -        - -           - -      2,000,000           200          - -
Stock options exercised                - -         - -        - -           - -        299,889            30          - -
Conversion of nonvoting common
  stock into common stock              - -         - -        - -           - -        758,994            76     (758,994)
Cancellation of common stock           - -         - -        - -           - -         (8,314)           (1)         - -
Other                                  - -         - -        - -           - -            - -           - -          - -
                                  ---------- ---------  ---------     ---------     ----------     ---------   ------------
DECEMBER 31, 1997                 $    - -   $     - -  $     - -     $     - -     15,905,273     $   1,591          - -
                                  ========== =========  =========     =========     ==========     =========   ============

                                     Common       Number                   Capital                                    Total
                                     Stock          of        Treasury       in          Other                       Stock-
                                     (Non-       Treasury      Stock       Excess      Comprehen-     Retained       holders'
                                     voting)      Shares      at Cost      of Par     sive Income     Earnings        Equity
                                    ---------   ---------    ---------- -----------   ------------   -----------   -----------
DECEMBER 31, 1996                   $     8         - -      $  - -     $  44,398     $      20      $  30,249     $   75,820

Net income                              - -         - -         - -           - -            - -         2,304          2,304
Unrealized translation
  adjustment                            - -         - -         - -           - -           (238)          - -           (238)
                                                                                      ------------   -----------   ------------
     Comprehensive income               - -         - -         - -           - -           (238)        2,304          2,066

Stock dividends issued                  - -         - -         - -           - -            - -        (1,528)        (1,528)
Redemption of Series A
  and Series C preferred stock          - -         - -         - -           - -            - -           - -            - -
Accretion of lender warrants
  to fair market value                  - -         - -         - -          (915)           - -       (22,339)       (23,254)
Increase in value of stock
  option grants                         - -         - -         - -           380            - -           - -            380
Compensation associated
  with stock options                    - -         - -         - -        59,398            - -           - -         59,398
Conversions of redeemable
  warrants into common stock            - -         - -         - -        47,074            - -           - -         47,215
Issuance of common stock,
  net of offering expenses              - -         - -         - -        71,254            - -           - -         71,454
Stock options exercised                 - -         - -         - -        (8,270)           - -           - -         (8,240)
Conversion of nonvoting common
  stock into common stock                (8)        - -         - -           (68)           - -           - -            - -
Cancellation of common stock            - -         - -         - -             1            - -           - -            - -
Other                                   - -         - -         - -             8            - -           (11)            (3)
                                    ----------  ---------    ---------- -----------   ------------   -----------   ------------
DECEMBER 31, 1997                   $   - -         - -      $  - -     $ 213,260     $    (218)     $   8,675     $  223,308
                                    ==========  =========    ========== ===========   ============   ===========   ============

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     United Stationers Inc. and Subsidiaries
     Consolidated Statements of Changes in Stockholders' Equity (continued)
                    (dollars in thousands, except share data)

                                                                                     Number                   Number
                                                                                       of                       of
                                      Redeemable Preferred Stock                     Common       Common      Shares
                                      --------------------------      Redeemable     Shares       Stock        (Non-
                                       A           C        Total      Warrants     (Voting)     (Voting)      voting)
                                    ---------- ---------  --------     ---------   ----------    ---------    ---------
DECEMBER 31, 1997                    $  - -     $  - -      $  - -     $   - -     15,905,273     $ 1,591           - -

Net income                              - -        - -         - -         - -            - -         - -           - -
Unrealized translation
  adjustment                            - -        - -         - -         - -            - -         - -           - -
     Comprehensive income               - -        - -         - -         - -            - -         - -           - -

Stock options exercised                 - -        - -         - -         - -        904,409          90           - -
Issuance of common stock,
  net of offering expenses              - -        - -         - -         - -      1,700,000         170           - -
100% stock dividend                     - -        - -         - -         - -     18,402,491       1,840           - -
Other                                   - -        - -         - -         - -            - -         - -           - -
                                    ---------- ---------  --------     ---------   ----------    ---------    ---------

DECEMBER 31, 1998                       - -        - -         - -         - -     36,912,173       3,691           - -

Net income                              - -        - -         - -         - -            - -         - -           - -
Unrealized translation
  adjustment                            - -        - -         - -         - -            - -         - -           - -
     Comprehensive income               - -        - -         - -         - -            - -         - -           - -

Acquisition of treasury stock           - -        - -         - -         - -            - -         - -           - -
Stock options exercised                 - -        - -         - -         - -        299,254          30           - -
Other                                   - -        - -         - -         - -          1,780         - -           - -

                                    ---------- ---------  --------     ---------   ----------    ---------    ---------
DECEMBER 31, 1999                   $   - -    $   - -     $   - -     $   - -     37,213,207     $ 3,721           - -
                                    ========== =========  ========     =========   ==========    =========    =========
                                         Common      Number                    Capital                                    Total
                                         Stock        of         Treasury        in            Other                      Stock-
                                         (Non-      Treasury      Stock        Excess        Comprehen-     Retained     holders'
                                        voting)      Shares      at Cost       of Par       sive Income     Earnings     Equity
                                      ---------    ----------   ----------    ---------    ------------    ----------   ---------
DECEMBER 31, 1997                     $   - -           - -     $     - -     $ 213,260      $   (218)     $   8,675    $ 223,308

Net income                                - -           - -           - -           - -           - -         58,018       58,018
Unrealized translation
  adjustment                              - -           - -           - -           - -        (1,093)           - -       (1,093)
                                                                                            -----------    -----------  ---------
     Comprehensive income                 - -           - -           - -           - -        (1,093)        58,018       56,925

Stock options exercised                   - -           - -           - -         3,095           - -           - -         3,185
Issuance of common stock,
  net of offering expenses                - -           - -           - -        86,979           - -           - -        87,149
100% stock dividend                       - -           - -           - -           - -           - -        (1,840)          - -
Other                                     - -           - -           - -            (4)          - -           - -            (4)
                                      ---------    ----------   ----------    ---------    ------------    ----------   ---------

DECEMBER 31, 1998                         - -           - -           - -       303,330        (1,311)       64,853       370,563

Net income                                - -           - -           - -           - -           - -        83,409        83,409
Unrealized translation
  adjustment                              - -           - -           - -           - -           194           - -           194
                                                                                           ------------    ----------  ----------
     Comprehensive income                 - -           - -           - -           - -           194        83,409        83,603

Acquisition of treasury stock             - -    (3,250,000)      (49,600)          - -           - -           - -       (49,600)
Stock options exercised                   - -        29,519           455           666           - -           - -         1,151
Other                                     - -           - -           - -           292           - -           - -           292
                                      ---------  ------------   ----------    ---------    ------------    ----------  ----------
DECEMBER 31, 1999                     $   - -    (3,220,481)    $ (49,145)    $ 304,288     $  (1,117)     $148,262    $  406,009
                                      =========  ============   ==========    =========    ============    ==========  ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------------
                                                                          1999                1998                1997
                                                                      -------------       --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  83,409           $  58,018           $   2,304
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                         22,817              22,406              21,963
    Amortization                                                          6,631               4,532               4,078
    Amortization of capitalized financing costs                           1,828               2,062               4,323
    Extraordinary item - early retirement of debt                           - -               9,877               9,840
    Deferred income taxes                                                   662               4,380             (16,091)
    Compensation expense on stock option grants                             - -                 - -              60,041
    Other                                                                   236               2,044                  51
Changes in operating assets and liabilities,
  net of acquisitions in 1999 and 1998:
    (Increase) decrease in accounts receivable                          (59,965)            159,593             (20,519)
    Increase in inventory                                               (52,742)            (12,777)            (48,316)
    (Increase) decrease in other assets                                  (2,831)             (8,246)              9,985
    Increase (decrease) in accounts payable                              44,606              21,090              (1,649)
    Increase in accrued liabilities                                      11,120              20,543              18,036
    (Decrease) increase in other liabilities                             (2,190)              7,344              (2,278)
                                                                      ---------           ---------           ---------
      Net cash provided by operating activities                          53,581             290,866              41,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions:
      Azerty, Inc.                                                          - -            (115,740)                - -
      Consumer Development Group, Inc.                                   (4,680)                - -                 - -
Capital expenditures                                                    (25,461)            (24,709)            (13,036)
Proceeds from the disposition of property, plant & equipment              4,130                  93                  45
                                                                      ---------           ---------           ---------
      Net cash used in investing activities                             (26,011)           (140,356)            (12,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolver                               29,000             (22,000)             49,000
Retirements and principal payments of debt                               (7,604)           (549,852)           (117,776)
Borrowings under financing agreements                                       145             350,000                 - -
Financing costs                                                             250              (4,526)                - -
Issuance of common stock                                                  2,846              99,442              71,606
Acquisition of treasury stock, at cost                                  (49,600)                - -                 - -
Payment of employee withholding tax related to stock
  option exercises                                                       (2,652)            (16,903)             (8,546)
Redemption of series A and series C preferred stock                         - -                 - -             (21,172)
Cash dividend                                                               - -                 - -                (141)
                                                                      ---------           ---------           ---------
      Net cash used in financing activities                             (27,615)           (143,839)            (27,029)
                                                                      ---------           ---------           ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (45)              6,671               1,748
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             19,038              12,367              10,619
                                                                      ---------           ---------           ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  18,993           $  19,038           $  12,367
                                                                      =========           =========           =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

On March 30, 1995, Associated Holdings, Inc. ("Associated") purchased 92.5% of the then outstanding shares of the common stock, $0.10 par value ("Common Stock") of United Stationers Inc. ("United") for approximately $266.6 million in the aggregate pursuant to a tender offer (the "Offer"). Immediately thereafter, Associated merged with and into United (the "Merger" and, collectively with the Offer, the "Acquisition"), and Associated Stationers, Inc. ("ASI"), a wholly owned subsidiary of Associated merged with and into United Stationers Supply Co. ("USSC"), a wholly owned subsidiary of United. United and USSC continued as the respective surviving corporations. United, as the surviving corporation following the Merger, is referred to herein as the "Company." Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

The Company is the largest general line business products wholesaler in the United States, with 1999 net sales of $3.4 billion. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 39 regional distribution centers, 21 Lagasse distribution centers and six Azerty distribution centers.

CONSUMER DEVELOPMENT GROUP ACQUISITION

On November 1, 1999, the Company acquired all of the capital stock of Consumer Development Group Inc. ("CDG") for approximately $4.8 million and made an initial payment to the seller of approximately $2.4 million, financed through senior debt. The remaining purchase price of approximately $2.4 million will be paid ratably on each of the first three anniversaries of the acquisition. The CDG acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $4.8 million was allocated to goodwill. The financial information for the year ended December 31, 1999, includes the results of CDG for November and December only. The pro forma effects of this acquisition were not material.

A Certificate of Dissolution was filed with the State of Delaware to dissolve CDG as of December 31,1999. Upon its dissolution CDG was merged into USSC.

COMMON STOCK REPURCHASE

On March 11, 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million of its Common Stock. Under this authorization, the Company purchased 3,250,000 shares of Common Stock at a cost of approximately $49.6 million. Acquired shares are included in the issued shares of the Company, but are not included in average shares outstanding when calculating earnings per share. During 1999, the Company reissued 29,519 shares of treasury stock to fulfill its obligations under its stock option plan.

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

United did not receive any of the proceeds from the sale of the 1.0 million shares of Common Stock offered by the selling stockholders. It did, however, receive an aggregate of approximately $6.4 million paid by the selling stockholders upon exercise of employee stock options in connection with the June 1998 Equity Offering, which were delivered to USSC and applied to the repayment of indebtedness under the New Credit Facilities.

Subsequent to the closing of the June 1998 Equity Offering, the underwriters exercised an overallotment option to purchase an additional 0.4 million shares from United. The net proceeds to United of approximately $10.3 million from the sale were delivered to USSC and used to repay an additional portion of the indebtedness outstanding under the Tranche A Term Loan Facility.

In the second quarter of 1998, the Company recognized the following charges: (i) a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under a contract for computer services from a vendor, and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (collectively "1998 Charges").

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

AZERTY BUSINESS ACQUISITION

On April 3, 1998, the Company acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (collectively the "Azerty Business"). These businesses comprised substantially all of the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. The aggregate purchase price paid by the Company for the Azerty Business was approximately $115.7 million (including fees and expenses). The acquisition was financed primarily through senior debt. The Azerty Business acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value of approximately $73.7 million allocated to goodwill. The financial information for the year ended December 31, 1998, included nine months of the Azerty Business. The pro forma effects of this acquisition were not material.

OCTOBER 1997 EQUITY OFFERING

On October 9, 1997, the Company completed a 4.0 million share primary offering of Common Stock and a 6.8 million share secondary offering of Common Stock ("October 1997 Equity Offering"). The shares were priced at $19.00 per share, before underwriting discounts and commissions of $0.95 per share. The aggregate net proceeds to the Company from this equity offering of $72.2 million (before deducting expenses) and proceeds of $0.1 million resulting from the conversion of approximately 2.2 million warrants into Common Stock were used to: (i) redeem $50.0 million of the Company's 12.75% Senior Subordinated Notes and pay the redemption premium of $6.4 million, (ii) pay fees related to the October 1997 Equity Offering, and (iii) reduce by $15.5 million the indebtedness under the Term Loan Facilities. The repayment of indebtedness resulted in an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) and caused a permanent reduction of the amount borrowable under the Term Loan Facilities.

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

Net income attributable to common stockholders for the year ended December 31, 1997, before the 1997 Charges, was $45.4 million, up 50.3%, compared with $30.2 million in 1996. Diluted earnings per share before the 1997 Charges were $1.47 on 30.8 million weighted average shares outstanding, up 45.3%, compared with $1.01 on 29.8 million weighted average shares outstanding for the prior year.
                                     29

LAGASSE BROS., INC. ACQUISITION

On October 31, 1996, the Company acquired all of the capital stock of Lagasse Bros., Inc. ("Lagasse") for approximately $51.9 million. The acquisition was financed primarily through senior debt. The Lagasse acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition with the excess of cost over fair value of approximately $39.0 million allocated to goodwill. The pro forma effects of this acquisition were not material.

2.       OPERATIONS

The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 35,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, audio-visual products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers -- such as office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitation supply distributors and e-commerce dealers. The Company has a distribution network of 39 regional distribution centers. In addition, the Company has 21 Lagasse distribution centers, specifically serving janitorial and sanitation supply distributors, and six Azerty distribution centers that carry information technology supplies. Through its integrated computer system, the Company provides a high level of customer service and overnight delivery.

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

CASH AND CASH EQUIVALENTS

Investments in low-risk instruments that may be liquidated within three months from the purchase date are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

INVENTORIES

Inventories constituting approximately 78% and 80% of total inventories at December 31, 1999 and 1998, respectively, have been valued under the last-in, first-out ("LIFO") method. The decline in the percentage of inventory on LIFO resulted from increased inventory levels at the Azerty Business and Lagasse, whose inventory is valued under the first-in, first-out ("FIFO") method. Inventory valued under the FIFO and LIFO accounting methods are recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventories, merchandise inventories would have been approximately $8.3 million and $4.2 million higher than reported at December 31, 1999 and 1998, respectively.

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

GOODWILL

Goodwill represents the excess cost over the value of net assets of businesses acquired and is amortized on a straight-line basis principally over 40 years. The Company continually evaluates whether events or circumstances have occurred indicating that the remaining estimated useful life of goodwill may not be appropriate. If factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future operating income compared with the carrying value of goodwill to determine if a write-off is necessary. The cumulative amount of goodwill amortized at December 31, 1999 and 1998 is $16.7 million and $11.8 million, respectively.

SOFTWARE CAPITALIZATION

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed five years.

INCOME TAXES

Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences for temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries because these earnings are intended to be permanently invested.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's foreign operations is the local currency.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

4.       SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which was adopted by the Company in 1998. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the company's products and services, the countries in which the company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however only one reportable segment.

The following discussion sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment as the largest general line business products wholesaler in the United States with 1999 net sales of $3.4 billion - including operations outside the United States, which were immaterial. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 39 regional distribution centers, 21 Lagasse distribution centers, and six Azerty distribution centers.

The Company's product offerings, comprised of more than 35,000 stockkeeping units (SKUs), may be divided into five primary categories. (i) The Company's core business continues to be traditional office products, which includes both brand name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. (ii) The Company offers computer supplies, and peripherals to computer resellers and office products dealers. (iii) The Company's sale of office furniture, such as leather chairs, wooden and steel desks and computer furniture has enabled it to become the nation's largest office furniture wholesaler. The Company currently offers nearly 5,000 furniture items from 50 different manufacturers. (iv) A fourth category is facility supplies, including janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. In October 1996, the Company acquired Lagasse, the largest pure wholesaler of janitorial and sanitation supplies in North America. The Company distributes these products through 21 Lagasse distribution centers to sanitary supply dealers. (v) The Company also distributes business machines and audio-visual equipment and supplies.

The Company's customers include office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitary supply distributors and e-commerce dealers. No single customer accounted for more than 7% of the Company's net sales in 1999.

The following table sets forth net sales by product category (dollars in thousands):

                                                              Years Ended December 31,
                                                 ------------------------------------------------
                                                     1999              1998             1997
                                                 -------------    ---------------    ------------
Traditional office products                      $1,204               $1,183               $1,248
Computer consumables                              1,136                  878                  504
Office furniture                                    435                  425                  379
Facilities supplies                                 240                  202                   74
Business machines and audio-visual
  products                                          344                  334                  315
Other                                                34                   37                   38
                                                 ------               ------               ------
Total net sales                                  $3,393               $3,059               $2,558
                                                 ======               ======               ======



5.       OTHER EXPENSE

The following table sets forth the components of other expense (dollars in thousands):




                                                                      Years Ended December 31,
                                                              ------------------------------------------
                                                                 1999           1998            1997
                                                              -----------    -----------     -----------
Loss on the sale of accounts receivable, net of
  servicing revenue                                              $9,393         $7,477          $  - -
Other                                                                39            744             - -
                                                                 ------         ------          ------
Total                                                            $9,432         $8,221          $  - -
                                                                 ======         ======          ======

RECEIVABLES SECURITIZATION PROGRAM

On April 3, 1998, in connection with the refinancing of its credit facilities, the Company entered into a $163.0 million Receivables Securitization Program. Under this program the Company sells its eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the Receivables

Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain eligible receivables on April 3, 1998. These proceeds were used to repay a portion of indebtedness under the Credit Agreement (as defined). Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income under the caption Other Expense.

The Chase Manhattan Bank acts as funding agent and, with other commercial banks rated at least A-1/P-1, provides standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of December 31, 1999 and 1998 exclude approximately $160.0 million of accounts receivable sold to the Receivables Company.

6.       EARNINGS PER SHARE

Net income per common share is based on net income after preferred stock dividend requirements. Basic earnings per share is calculated on the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the weighted average number of common and common equivalent shares outstanding during the period. Stock options and warrants are considered common equivalent shares.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                             Years Ended December 31,
                                                  --------------------------------------------------------------------------------
                                                                                    1998 Before                      1997 Before
                                                      1999            1998           Charges(1)        1997            Charges(2)
                                                  ----------       -----------     ------------    -----------       ------------
Numerator:

  Income before extraordinary item                $   83,409        $   63,925       $   72,212      $    8,188       $   46,892
  Preferred stock dividends                              - -               - -              - -           1,528            1,528
                                                  ----------        ----------       ----------      ----------       ----------
  Numerator for basic and diluted earnings
    per share - income attributable to
    common stockholders before
    extraordinary item                            $   83,409        $   63,925       $   72,212      $    6,660       $   45,364
                                                  ==========        ==========       ==========      ==========       ==========

Denominator:

  Denominator for basic earnings per
  share - weighted average shares                     34,708            34,680           34,680          26,128           26,128

  Effect of dilutive securities:
     Employee stock options                              500             1,491            1,491           2,516            2,516
     Warrants                                            - -               - -              - -           2,116            2,116
                                                  ----------        ----------       ----------      ----------       ----------
Dilutive potential common shares                         500             1,491            1,491           4,632            4,632
                                                  ----------        ----------       ----------      ----------       ----------

  Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions                      35,208            36,171           36,171          30,760           30,760
                                                  ==========        ==========       ==========      ==========       ==========

Basic earnings per share                          $     2.40        $     1.84       $     2.08      $     0.26       $     1.74
                                                  ==========        ==========       ==========      ==========       ==========

Diluted earnings per share                        $     2.37        $     1.76       $     2.00      $     0.22       $     1.47
                                                  ==========        ==========       ==========      ==========       ==========

(1) The year ended December 31, 1998 reflects a write-off of the remaining term of a contract for computer services from a vendor. As a result, the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under this contract (see Note 1). In addition, during 1998 the Company recorded an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7).

(2) The year ended December 31, 1997 reflects non-recurring charges of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (non-cash), (see Notes 1 and 11), and $5.3 million ($3.2 million net of tax benefit of $2.1 million), (cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Notes 1 and 13). In addition, during 1997 the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to early retirement of debt (see Note
         1).

7.       LONG-TERM DEBT

Long-term debt consisted of the following amounts (dollars in thousands):

                                                                                       As of December 31,
                                                                              --------------------------------
                                                                                  1999                1998
                                                                              -------------        -----------
Revolver                                                                      $   53,000           $   24,000
Tranche A term loan, due in installments until March 31, 2004                     53,711               59,448
8.375% Senior Subordinated Notes, due April 15, 2008                             100,000              100,000
12.75% Senior Subordinated Notes, due May 1, 2005                                100,000              100,000
Mortgage at 9.4%, due September 1, 1999                                              - -                1,832
Industrial development bonds, at market interest rates,
  maturing at various dates through 2011                                          14,300               14,300
Industrial development bonds, at 66% to 78% of prime,
  maturing at various dates through 2004                                          15,500               15,500
Other long-term debt                                                                 416                  304
                                                                              ----------           ----------
  Subtotal                                                                       336,927              315,384
  Less - current maturities                                                       (9,567)              (7,709)
                                                                              ----------           ----------
Total                                                                         $  327,360           $  307,675
                                                                              ==========           ==========

The prevailing prime interest rate at the end of 1999 and 1998 was 8.50% and 7.75%, respectively.

At December 31, 1999, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $53.7 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 12.75% Senior Subordinated Notes due 2005 (as defined), $100.0 million of 8.375% Senior Subordinated Notes due 2008, and $29.8 million of industrial revenue bonds.

The Term Loan Facilities consisted initially of $150.0 million Tranche A term loan facility ("Tranche A Facility") and a $100.0 million Tranche B term loan facility ("Tranche B Facility"). The Company repaid a substantial portion of the Tranche A Facility with proceeds from the June 1998 Equity Offering. As a result, the Company recognized an extraordinary loss on the early retirement of debt of $9.9 million ($5.9 million net of tax benefit of $4.0 million). Amounts outstanding under the Tranche A Facility are to be repaid in 17 quarterly installments ranging from $1.6 million at March 31, 2000 to $3.7 million at March 31, 2004. All amounts outstanding under the Tranche B Facility were repaid as of April 15, 1998, with net proceeds from the sale of $100.0 million of 8.375% Senior Subordinated Notes and from a portion of the proceeds generated from the sale of certain receivables under the Receivables Securitization Program (see Note 5).

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004, and $53.0 million was outstanding at December 31, 1999.

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of domestic direct and indirect subsidiaries of USSC, the stock of Lagasse and Azerty and certain of the foreign and direct and indirect subsidiaries of USSC (excluding USS Receivables Company, Ltd.) and security interests and liens upon all accounts receivable, inventory, contract rights and certain real property of USSC and its domestic subsidiaries other than accounts receivables sold in connection with the Receivables Securitization Program.

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range, with the rate based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Tranche A Facility and Revolving Credit Facility bear interest at prime to prime plus 0.75%, or, at the Company's option, the London Interbank Offer Rate ("LIBOR") plus 1.00% to 2.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type. At December 31, 1999, the Company was in compliance with all covenants contained in the Credit Agreement.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's allocated cost of these agreements is amortized to interest expense over the term of the agreements, and the unamortized cost is included in other assets. Any payments received or made as a result of the agreements are recorded as an addition to or a reduction from interest expense. For the years ended December 31, 1999, 1998, and 1997, the Company recorded $0.2 million, $0.2 million, and $0.6 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements. The Company's interest rate collar agreements on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0% expired on October 29, 1999. As of December 31, 1999 the Company has not entered into any new interest rate collar agreements.

Debt maturities for the years subsequent to December 31, 1999 are as follows (dollars in thousands):

Year                                          Amount
----                                         --------
2000                                         $  9,567
2001                                           14,409
2002                                           23,930
2003                                           19,955
2004                                           62,266
Later years                                   206,800
                                             --------
Total                                        $336,927
                                             ========

At December 31, 1999 and 1998, the Company had available letters of credit of $53.0 million and $53.4 million, respectively, of which $48.8 million and $49.4 million, respectively, were outstanding.

12.75% SENIOR SUBORDINATED NOTES

The 12.75% Senior Subordinated Notes ("12.75% Notes") were originally issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of December 31, 1999, the aggregate outstanding principal amount of the 12.75% Notes was $100.00 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

In addition, the 12.75% Notes are redeemable at the option of USSC at any time on or after May 1, 2000, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):


                                                                                                 Redemption
                  Year Beginning May 1,                                                            Price
                  ---------------------                                                      ---------------
                  2000..................................................................          106.375%
                  2001..................................................................          104.781%
                  2002..................................................................          103.188%
                  2003..................................................................          101.594%

After 2003 the Notes are payable at 100.0% of the principal amount, in each case together with accrued and unpaid interest, if any, to the redemption date.

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

8.375% SENIOR SUBORDINATED NOTES

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of December 31, 1999, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

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

In addition, the 8.375% Notes are redeemable at the option of USSC at any time on or after April 15, 2003, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):

                                                                                                 Redemption
                  Year Beginning April 15,                                                         Price
                  ------------------------                                                   -----------------
                  2003  .....................................................................    104.188%
                  2004  .....................................................................    102.792%
                  2005  .....................................................................    101.396%

After 2005 the Notes are payable at 100.0% of the principal amount, in each case together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control (which term includes the acquisition by any person or group of more than 50% of the voting power of the outstanding Common Stock of either the Company or USSC or certain significant changes in the composition of the Board of Directors of either the Company or USSC), USSC shall be obligated to offer to redeem all or a portion of each holder's 8.375% Notes at 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of the redemption. Such obligation, if it arose, could have a material adverse effect on the Company.

The 8.375% Notes Indenture governing the 8.375% Notes contains certain covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, transactions with affiliates, the existence of liens, disposition of proceeds of asset sales, the making of guarantees by restricted subsidiaries, transfer and issuances of stock of subsidiaries, the imposition of certain payment restrictions on restricted subsidiaries and certain mergers and sales of assets. In addition, the 8.375% Notes Indenture provides for the issuance of up to $100.0 million aggregate principal amount of additional 8.375% Notes having substantially identical terms and conditions to the 8.375% Notes, subject to compliance with the covenants contained in the 8.375% Notes Indenture, including compliance with the restrictions contained in the 8.375% Notes Indenture relating to incurrence of indebtedness.

8.       LEASES

The Company has entered into several non-cancelable long-term leases for certain property and equipment. Future minimum rental payments under operating leases in effect at December 31, 1999, having initial or remaining non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

                                                                Operating
Year                                                            Leases (1)
----                                                           -----------
2000                                                           $  28,621
2001                                                              24,507
2002                                                              18,314
2003                                                              11,516
2004                                                               9,389
Later years                                                       26,502
                                                               ---------
Total minimum lease payments                                   $ 118,849
                                                               =========

(1) Operating leases are net of immaterial sublease income.

Rental expense for all operating leases was approximately $27.1 million, $20.8 million, and $20.5 million in 1999, 1998, and 1997, respectively.

9.       PENSION PLANS AND DEFINED CONTRIBUTION PLAN

PENSION PLANS

As of December 31, 1999, the Company has pension plans covering substantially all of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with current tax laws.

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 1999 and 1998 (dollars in thousands):

                                                             1999               1998
                                                           --------           --------
Benefit obligation at beginning of year                    $ 37,122           $ 28,773
Service cost                                                  3,231              2,734
Interest cost                                                 2,598              2,113
Amendments                                                      430                346
Actuarial (gain) loss                                        (6,754)             4,043
Benefits paid                                                  (980)              (887)
                                                           --------           --------
Benefit obligation at end of year                          $ 35,647           $ 37,122
                                                           ========           ========

The plans' assets consist of corporate and government debt securities and equity securities. The following table sets forth the change in the plans' assets for the years ended December 31, 1999 and 1998 (dollars in thousands):

                                                          1999               1998
                                                       ---------           ---------
Fair value of assets at beginning of year              $  40,974           $  33,562
Actual return on plan assets                               7,634               5,207
Company contributions                                        263               3,092
Benefits paid                                               (980)               (887)
                                                       ---------           ---------


Fair value of plan assets at end of year               $  47,891           $  40,974
                                                       =========           =========



The following table sets forth the plans' funded status at December 31, 1999 and 1998 (dollars in thousands):

                                                           1999                  1998
                                                        -----------           ----------
Funded status of the plan                               $    12,244           $     3,852
Unrecognized prior service cost                               1,273                 1,135
Unrecognized net actuarial gain                             (15,282)               (4,391)
                                                        -----------           -----------
Pension (liability) / prepaid asset recognized
      in the Consolidated Balance Sheets                $    (1,765)          $       596
                                                        ===========           ===========

Net periodic pension cost for 1999, 1998 and 1997 for pension and supplemental benefit plans includes the following components (dollars in thousands):

                                                               1999                 1998                 1997
                                                            ----------           ----------           ----------
Service cost - benefit earned during the period             $    3,231           $    2,734           $    2,333
Interest cost on projected benefit obligation                    2,598                2,113                1,833
Expected return on plan assets                                  (3,485)              (2,648)              (2,135)
Amortization of prior service cost                                  99                   99                   77
Plan curtailment loss                                              193                  - -                  - -
Amortization of actuarial loss                                     (13)                (243)                 (63)
                                                            ----------           ----------           ----------
Net periodic pension cost                                   $    2,623           $    2,055           $    2,045
                                                            ==========           ==========           ==========

The assumptions used in accounting for the Company's defined benefit plans are set forth below:

                                                               1999          1998           1997
                                                           ------------- --------------  -----------
Assumed discount rate                                          7.75%          6.75%           7.25%
Rates of compensation increase                                 5.50%          5.50%           5.50%
Expected long-term rate of return on plan assets               8.50%          7.50%           7.50%

DEFINED CONTRIBUTION

The Company has a defined contribution plan. All salaried employees and certain hourly paid employees are eligible to participate following the completion of six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for, Company contributions, or contributions matching employees salary deferral contributions, at the discretion of the Board of Directors. In addition, the Board of Directors approved a special contribution of approximately $1.0 million in 1998 and 1997 to the United Stationers 401(k) Savings Plan on behalf of certain non-highly compensated employees who are eligible for participation in the plan. Company contributions for matching of employees' contributions were approximately $1.5 million, $1.4 million and $1.0 million in 1999, 1998 and 1997, respectively.

10.      POSTRETIREMENT BENEFITS

The Company maintains a postretirement plan. The plan is unfunded and provides health care benefits to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. Retirees pay one-half of the projected plan costs. The following tables set forth the plan's change in Accrued Postretirement Benefit Obligation ("APBO"), plan assets and funded status for the years ended December 31, 1999 and 1998 (dollars in thousands):

                                                    1999               1998
                                                   -------           -------
Benefit obligation at beginning of year            $ 3,748           $ 3,045
Service cost                                           498               479
Interest cost                                          229               209
Plan participants' contributions                       106                89
Actuarial (gain) loss                                 (770)              163
Benefits paid                                         (205)             (237)
                                                   -------           -------
Benefit obligation at end of year                  $ 3,606           $ 3,748
                                                   =======           =======

Fair value of assets at beginning of year          $   - -           $   - -
Company contributions                                   99               148
Plan participants' contributions                       106                89
Benefits paid                                         (205)             (237)
                                                   -------           -------
Fair value of plan assets at end of year           $   - -           $   - -
                                                   =======           =======


Funded status of the plan                          $(3,606)          $(3,748)
Unrecognized net actuarial gain                       (789)             (148)
                                                   -------           -------
Accrued postretirement benefit obligation
      in the Consolidated Balance Sheets           $(4,395)          $(3,896)
                                                   =======           =======


The cost of postretirement health care benefits for the years ended December 31, 1999, 1998 and 1997 were as follows (dollars in thousands):

                                                           1999                1998              1997
                                                         --------           --------           --------
Service cost                                             $    498           $    479           $    268
Interest cost                                                 229                209                190
Amortization of actuarial loss                                 (7)               (15)               (15)
                                                         --------           --------           --------
Net periodic postretirement benefit cost                 $    720           $    673           $    443
                                                         ========           ========           ========

The assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

                                                              1999             1998            1997
                                                         ---------------   -------------   --------------
Assumed average health care cost trend                         3.0%              3.0%             3.0%
Assumed discount rate                                         7.75%             6.75%            7.25%

The Company's postretirement plan states that medical cost increases for current and future retirees and their dependents are capped at 3%. Since annual medical cost increases are trending above 4% and the Company's portion of any increase is capped at 3%, a 1% increase or decrease in these costs will have no effect on the APBO, the service cost or the interest cost.

11.       STOCK OPTION PLAN

The Management Equity Plan (the "Plan") is administered by the Board of Directors, although the Plan allows the Board of Directors of the Company to designate an option committee to administer the Plan. The Plan provides for the issuance of Common Stock, through the exercise of options, to officers and management employees of the Company, either as incentive stock options or as non-qualified stock options.

In October 1997, the Company's stockholders approved an amendment to the Plan which provided for the issuance of approximately 3.0 million additional options to management employees and directors. During 1999, 1998 and 1997, options of approximately 1.3 million, 1.0 million and 0.5 million, respectively, were granted to management employees and directors, with option exercise prices equal to fair market value.

In September 1995, the Company's Board of Directors approved an amendment to the Plan, which provided for the issuance of options in connection with the Merger ("Merger Incentive Options") to management employees of the Company, exercisable for up to 4.4 million additional shares of its Common Stock. Subsequently, approximately 4.4 million options were granted during 1995 and 1996 to management employees. Some of the options were granted at an option exercise price below market value, and the exercise price of certain options increased by $0.31 on a quarterly basis effective April 1, 1996.

These Merger Incentive Options, which were performance-based, were granted to provide incentives to management with respect to the successful development of ASI and the integration of ASI with the Company. All Merger Incentive Options were vested and became exercisable with the completion of the October 1997 Equity Offering and all time varying exercise prices became fixed. In the fourth quarter of 1997, the Company was required to recognize compensation expense based upon the difference between the fair market value of the Common Stock and the exercise prices. Based on the closing stock price on October 10, 1997, of $19.56 and options outstanding as of October 10, 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million).

An optionee under the Plan must pay the full option price upon exercise of an option (i) in cash; (ii) with the consent of the Board of Directors of the Company, by delivering mature shares of Common Stock already owned by the optionee and having a fair market value at least equal to the exercise price; or
(iii) in any combination of the above. The Company may require the optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee to pay in cash, or (iii) reducing the number of shares of Common Stock to be issued to meet only the minimum statutory withholding requirement (except in the case of incentive stock options).

The following table summarizes the transactions of the Plan for the last three years:

                                                   Weighted                         Weighted                         Weighted
                                                   Average                           Average                          Average
  Management Equity Plan                           Exercise                         Exercise                         Exercise
(excluding restricted stock)        1999            Prices         1998               Prices          1997            Prices
----------------------------    ----------        ---------     -----------        ---------      -----------       ---------
Options outstanding at
  beginning of the year          2,212,578        $   15.28       3,597,794        $    6.89       4,995,536        $    5.81
Granted                          1,293,025            22.89         965,150            24.13         538,000            11.44
Exercised                         (434,978)            6.52      (2,303,666)            5.73      (1,693,742)            7.71
Canceled                          (101,750)           23.41         (46,700)           22.89        (242,000)            7.38
                                ----------        ---------      ----------        ---------      ----------        ---------
Options outstanding at
  end of the year                2,968,875        $   19.60       2,212,578        $   15.28       3,597,794        $    6.89
                                ==========        =========      ==========        =========      ==========        =========

Number of options
  exercisable                      707,160        $   12.98         862,128        $    7.64       3,067,794        $    6.09
                                ==========        =========      ==========        =========      ==========        =========

The following table summarizes information concerning outstanding options of the Plan at December 31, 1999:

                                              Remaining
        Exercise            Number           Contractual          Number
         Prices           Outstanding        Life (years)       Exercisable
     ---------------    ----------------    ---------------    --------------
        $ 2.56              15,000               0.8                15,000
          8.44             312,150               0.8               312,150
         10.81             500,000               7.5               200,000
         22.00             450,275               9.6                   - -
         22.13              30,000               8.0                 6,000
         23.38             696,850               8.2               146,010
         23.38             824,600               9.3                   - -
         24.13              62,000               8.2                12,400
         27.06               5,000               8.3                 1,000
         30.56               7,000               8.5                 1,400
         31.63              30,000               8.3                 6,000
         33.06              30,000               8.7                 6,000
         33.56               6,000               8.7                 1,200
                        ------------                           -----------
         Total           2,968,875                                 707,160
                        ============                           ===========

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

The October 1997 Equity Offering constituted a Vesting Event. As a result, all Merger Incentive Options vested and became exercisable by the optionees.

Options granted under the Plan during 1999, 1998 and 1997 did not require compensation cost to be recognized in the income statement. However, they are subject to the supplemental disclosure requirements of SFAS No. 123. Net income and earnings per share, before charges (see 1 and 2 below), for 1998 and 1997 represent the Company's results, excluding one-time charges and the pro forma adjustments required by SFAS No. 123. Had compensation cost been determined on the basis of SFAS No. 123 for options granted during 1999, 1998 and 1997, net income and earnings per share would have been adjusted as follows (in thousands, except per share data):

                                                             1999               1998                   1997
                                                        ------------        ------------          -------------
Net income attributable to common stockholders:
  As reported                                           $     83,409        $     58,018          $         776
  Before charges                                              83,409              72,212(1)              45,364(2)
  Pro forma                                                   79,821              55,758                 18,396

Net income per common share - basic:
  As reported                                           $       2.40        $       1.67          $        0.03
  Before charges                                                2.40                2.08(1)                1.74(2)
  Pro forma                                                     2.30                1.61                   0.70
  Average number of common shares (in thousands)              34,708              34,680                 26,128

Net income per common share - diluted:
  As reported                                           $       2.37        $       1.60          $        0.03
  Before charges                                                2.37                2.00(1)                1.47(2)
  Pro forma                                                     2.27                1.54                   0.60
 Average number of common shares (in thousands)               35,208              36,171                 30,760

(1) The year ended December 31, 1998, reflected a write off of the remaining term of a contract for computer services from a vendor. As a result, the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under this contract (see
         Note 1). In addition, during 1998 the Company recorded an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7).

(2) The year ended December 31, 1997, reflected non-recurring charges of $59.4 million ($35.5 million net of tax benefit of $23.9 million), (non-cash), (see Note 1) and $5.3 million ($3.2 million net of tax benefit of $2.1 million), (cash) related to the vesting of stock options and the termination of certain management advisory service agreements (see Note 13). In addition, during 1997 the Company recorded an extraordinary loss of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to early retirement of debt (see Note 1).

The Company uses a binomial option pricing model to estimate the fair value of options at the date of grant. The weighted average assumptions used to value options and the weighted average fair value of options granted during 1999, 1998 and 1997 were as follows:

                                                     1999              1998              1997
                                                 -------------    ---------------    --------------
Fair value of options granted                    $     13.20      $    14.58         $     6.85
Exercise price                                         22.89           24.13              11.44
Expected stock price volatility                        55.5%           59.0%              64.7%
Expected dividend yield                                 0.0%            0.0%               0.0%
Risk-free interest rate                                 5.1%            5.5%               6.4%
Expected life of options                             6 years         6 years            5 years

12.      PREFERRED STOCK

The Company's authorized capital shares include 15,000,000 shares of preferred stock. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. At December 31, 1999, the Company had zero shares of preferred stock outstanding, all 15,000,000 shares are specified as undesignated preferred stock.

13.      TRANSACTIONS WITH RELATED PARTIES

Prior to the fourth quarter of 1997, the Company had management advisory service agreements with three investor groups. These investor groups provided certain advisory services to the Company.

Pursuant to an agreement, Wingate Partners, L.P. ("Wingate Partners") had agreed to provide certain oversight and monitoring services to the Company in exchange for an annual fee of up to $725,000, payment (but not accrual) of which was subject to restrictions under the former credit agreement related to certain Company performance criteria. Wingate Partners earned an aggregate of $513,540 for the year ended 1997 for its oversight and monitoring services. Under the agreement, the Company was obligated to reimburse Wingate Partners for its out-of-pocket expenses and indemnify Wingate Partners and its affiliates from loss in connection with these services.

Pursuant to an agreement, Cumberland Capital Corporation ("Cumberland") had agreed to provide certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which was subject to restrictions under the former credit agreement related to certain Company performance criteria. Pursuant to the agreement, Cumberland earned an aggregate of $97,400 for the year ended 1997 for its oversight and monitoring services. The Company also was obligated to reimburse Cumberland for its out-of-pocket expenses and indemnify Cumberland and its affiliates from loss in connection with these services.

Pursuant to an agreement, Good Capital Co., Inc. ("Good Capital") provided certain oversight and monitoring services to the Company in exchange for (i) an annual fee of up to $137,500, payment (but not accrual) of which is subject to restrictions under the former credit agreement related to certain Company performance criteria. Pursuant to the agreement, Good Capital earned an aggregate of $97,400 for the year ended 1997 for such oversight and monitoring services. The Company also was obligated to reimburse Good Capital for its out-of-pocket expenses and indemnify Good Capital and its affiliates from loss in connection with these services.

In the fourth quarter of 1997, the Company terminated the management advisory service agreements for one-time payments of approximately $2.4 million, $400,000 and $400,000 to Wingate Partners, Cumberland and Good Capital, respectively. As indicated in Note 1, these one-time payments were included as non-recurring charges on the Consolidated Statements of Income.

14.      INCOME TAXES

The provision for (benefit from) income taxes consisted of the following (dollars in thousands):

                                                          Years Ended December 31,
                                            ---------------------------------------------------
                                                1999                 1998              1997
                                            -----------          ----------          ----------
Currently payable -
   Federal                                   $   47,774          $   34,281          $   19,812
   State                                         11,722               8,403               4,811
                                             ----------          ----------          ----------
      Total currently payable                    59,496              42,684              24,623

Deferred, net -
   Federal                                          530               3,508             (12,889)
   State                                            132                 872              (3,202)
                                             ----------          ----------          ----------
       Total currently payable                      662               4,380             (16,091)
                                             ----------          ----------          ----------
Provision for income taxes                   $   60,158          $   47,064          $    8,532
                                             ==========          ==========          ==========

The Company's effective income tax rates for the years ended December 31, 1999, 1998 and 1997 varied from the statutory federal income tax rate as set forth in the following table (dollars in thousands):

                                                                      Years Ended December 31,
                                ------------------------------------------------------------------------------------------
                                             1999                          1998                               1997
                                ----------------------------    --------------------------   -----------------------------
                                              % of Pre-tax                    % of Pre-tax                    % of Pre-tax
                                  Amount         Income           Amount        Income         Amount         Income
                                ----------   ---------------    ----------    ------------   ---------     ---------------
Tax provision based on the
   federal statutory rate         $ 50,248         35.0%        $ 38,846        35.0%        $  5,852          35.0%
State and local income
   taxes - net of federal
   income tax benefit                7,710          5.4            5,993         5.4            1,053           6.3
Non-deductible and other             2,200          1.5            2,225         2.0            1,627           9.7
                                  --------       ------         --------      ------         --------        ------
Provision for income taxes        $ 60,158         41.9%        $ 47,064        42.4%        $  8,532          51.0%
                                  ========       ======         ========      ======         ========        ======

The deferred tax assets and liabilities resulted from timing differences in the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (dollars in thousands):

                                                                              December 31,
                                                ------------------------------------------------------------------------
                                                              1999                                   1998
                                                --------------------------------    ------------------------------------
                                                   Assets          Liabilities           Assets            Liabilities
                                                -------------   ----------------    ----------------    ----------------
Accrued expenses                                  $  24,384      $     - -            $   24,254           $     - -
Allowance for doubtful accounts                       6,354            - -                 6,754                 - -
Inventory reserves and adjustments                      - -         18,089                   - -              17,201
Depreciation and amortization                           - -         37,557                   - -              38,315
Reserve for stock option compensation                 1,688            - -                 3,902                 - -
Other                                                 6,412            - -                 6,672                 - -
                                                  ---------      ---------             ---------           ---------
Total                                             $  38,838      $  55,646             $  41,582           $  55,516
                                                  =========      ========              =========           =========

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                              1999             1998               1997
                                                          -------------    -------------     ---------------
Cash paid during the year for:
   Interest                                                $  27,449        $  35,464        $  49,279
   Discount on the sale of accounts receivable                 8,919            7,128              - -
   Income taxes                                               54,520           26,439           13,663

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments is as follows (dollars in thousands):

                                                   December 31, 1999                           December 31, 1998
                                         ---------------------------------------    ----------------------------------------
                                           Carrying Amount         Fair Value         Carrying Amount          Fair Value
                                         ---------------------    --------------    ---------------------    ---------------
Cash and cash equivalents                $         18,993         $   18,993        $       19,038           $     19,038
Current maturities of long-term
  Obligations                                       9,567              9,567                 7,709                  7,709
Long-term debt:
  12.75% Subordinated Notes                       100,000            107,640               100,000                111,500
   8.375% Subordinated Notes                      100,000             92,220               100,000                 99,750
   All other                                      127,360            127,360               107,675                107,675
Interest rate collar                                  - -                - -                   - -                    463

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

Set forth below is summarized combined financial data for the Azerty Business (subsequent to its acquisition by USSC) and Lagasse. Summarized combined financial data as of December 31, 1999 and 1998 reflect both Lagasse and the Azerty Business. The summarized combined income statement data for the year ended December 31, 1999, reflected the operations of Lagasse and the Azerty Business for 12 months. The summarized combined income statement data for the year ended December 31, 1998, reflected the operations of Lagasse for the 12 months and the Azerty Business, subsequent to its acquisition by USSC, for the nine months ended December 31, 1998. Summarized financial data for the 12 months ended December 31, 1997, reflected Lagasse only.

                                            As of December 31,
                                  -------------------------------------
                                        1999                 1998
                                  ----------------    -----------------
Balance Sheet Data:
Current assets                    $  247,413          $  175,745
Total assets                         364,551             293,914
Current liabilities                   99,679              90,498
Total liabilities                     96,275              90,560

                                                  Years Ended December 31,
                                   -------------------------------------------------------
                                        1999                1998                1997
                                   ----------------    ----------------    ---------------
Income Statement Data:
  Net sales                        $     808,631       $     423,297       $     97,275
  Gross margin                            79,665              47,756             18,014
  Operating income                        28,620              17,254              7,976
  Net income                              13,046               9,799              4,190

18.      QUARTERLY FINANCIAL DATA - UNAUDITED

                                                                    Income                          Income Per
                                                                    Before                         Share Before           Net
(dollars in thousands,                                          Extraordinary       Net           Extraordinary       Income Per
  except share data)            Net Sales     Gross Profit          Item          Income             Item(1)           Share (1)
                               -----------    -------------    --------------   ------------     ---------------    --------------
YEAR ENDED DECEMBER 31, 1999

First Quarter                  $   824,261     $  133,868       $    18,688      $  18,688          $     0.50       $    0.50
Second Quarter                     800,753        128,289            17,317         17,317                0.50            0.50
Third Quarter                      877,802        144,050            22,293         22,293                0.65            0.65
Fourth Quarter                     890,229        155,870            25,111         25,111                0.73            0.73
                               -----------     ----------       -----------      ---------
Totals                         $ 3,393,045     $  562,077       $    83,409      $  83,409                2.37            2.37
                               ===========     ==========       ===========      =========


YEAR ENDED DECEMBER 31, 1998

First Quarter                  $   712,517     $  123,062       $   15,091       $  15,091          $     0.44       $    0.44
Second Quarter(2)                  751,966        125,890            7,229           1,322                0.21            0.04
Third Quarter                      795,407        136,275           19,879          19,879                0.52            0.52
Fourth Quarter                     799,276        144,011           21,726          21,726                0.58            0.58
                               -----------     ----------       ----------       ---------
Totals                         $ 3,059,166     $  529,238       $   63,925       $  58,018                1.76            1.60
                               ===========     ==========       ==========       =========

(1) As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not equal earnings per share for the total year.

(2) The second quarter and the year ended December 31, 1998, reflect a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of a contract for computer services from a vendor (see Note 1) and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Notes 1 and 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to those individuals who are currently serving as members of the Board of Directors or as executive officers of the Company on March 6, 2000:

             Name                 Age                 Position
-------------------------------------------------------------------------------------------------------------
Frederick B. Hegi, Jr...........  56           Chairman of the Board of Directors
Randall W. Larrimore............  52           Director, President, Chief Executive Officer,
                                                 and Interim Chief Financial Officer
Daniel J. Good..................  59           Director
Ilene S. Gordon.................  46           Director
Roy W. Haley....................  53           Director
Max D. Hopper...................  65           Director
James A. Johnson................  46           Director
Benson P. Shapiro...............  58           Director
Steven R. Schwarz...............  46           Executive Vice President and President, United Supply Division
Kathleen S. Dvorak..............  43           Vice President, Investor Relations and Assistant Secretary
Tom Helton......................  52           Vice President, Human Resources
Susan Maloney Meyer.............  56           Vice President, General Counsel and Secretary
James A. Pribel.................  46           Treasurer
Ergin Uskup.....................  62           Vice President, Management Information Systems
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

FREDERICK B. HEGI, JR. was elected to the Board of Directors of United upon consummation of the Merger and served as Chairman, interim President and Chief Executive Officer upon the resignation of Thomas W. Sturgess in November 1996 and until Randall Larrimore became President and Chief Executive Officer in May 1997. Prior to the Merger, he had been a director of Associated since 1992. Mr. Hegi is founding partner of Wingate Partners, including the indirect general partner of each of Wingate Partners and Wingate II. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi also currently serves as Chairman of the Board of Loomis, Fargo & Co., an armored car service company; Chairman of Tahoka First Bancorp, Inc., a bank holding company; and Chairman of Cedar Creek Bancshares, Inc., a bank holding company. Additionally, he is a director of Texas Capital Bancshares, Inc., a bank holding company, Lone Star Technologies, Inc. (NYSE), a diversified company engaged in the manufacture of tubular products, and Pro Parts
Xpress. Mr. Hegi is also Chairman, President and Chief Executive Officer of Kevco, Inc., a publicly held distributor of building products to the manufactured housing and recreational vehicle industries.

RANDALL W. LARRIMORE was elected to the Board of Directors of the Company and became President and Chief Executive Officer of the Company on May 23, 1997. On March 6, 2000, Mr. Larrimore was elected to the additional office of Interim Chief Financial Officer. From February 1988 to May 1997, Mr. Larrimore had been President and Chief Executive Officer of MasterBrand Industries, Inc., a manufacturer of leading brands including Master Lock-Registered Trademark- padlocks and Moen-Registered Trademark- faucets, and a subsidiary of Fortune Brands (formerly American Brands). Prior to that time, Mr. Larrimore was President and Chief Executive Officer of Twentieth Century Companies, a manufacturer of plumbing repair parts and a division of Beatrice Foods. Prior thereto, he was Vice President of Marketing for Beatrice Home Specialties, the operating parent of Twentieth Century. Fortune Brands acquired Twentieth Century Companies and other Beatrice Divisions and subsidiaries in 1988. Before joining Beatrice in 1983, Mr. Larrimore was with Richardson-Vicks, McKinsey & Company and then with PepsiCo International. Mr. Larrimore serves as a director of Olin Corporation, a diversified manufacturer of chemicals, metals, and sporting ammunition. He also serves as a director of Evanston Northwestern Healthcare and S.I.F.E., Students in Free Enterprise.

DANIEL J. GOOD was elected to the Board of Directors of United upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Good is Chairman of Good Capital Co., Inc. ("Good Capital"), an investment firm in Lake Forest, Illinois and Chairman of COM2001.com, a computer telephony business in San Diego, California. Until June 1995, Mr. Good was Vice Chairman of Golden Cat Corp., the largest producer of cat litter in the United States, and prior thereto he was Managing Director of Merchant Banking of Shearson Lehman Bros. and President of A.G. Becker Paribas, Inc. Mr. Good serves as a director of Tibersoft, Inc. and Mindbuilder Group, Inc. and as an advisory director of AON Risk Services, Inc., and as Chairman of the Advisory Board of Brown Simpson Asset Management LLC.

ILENE S. GORDON was elected to the Board of Directors of United in January 2000. She currently serves as Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, overseeing all aspects of Pechiney's worldwide flexible films and laminations, and plastic bottles activities, including manufacturing, sales and marketing operations. Prior to joining Pechiney, Ms. Gordon spent 17 years with Tenneco Inc. where she most recently headed the folding-carton business. She currently serves as a director of A.J. Gallagher & Co. (NYSE: AJG), an international company in the insurance brokerage and risk management business and Evanston Northwestern Healthcare.

MAX D. HOPPER has served as a Director of the company since August 1998. In 1995, he founded Max D. Hopper Associates, Inc., a consulting firm specializing in creating benefits from the strategic use of advanced information systems. He is the retired chairman of the SABRE Technology Group and served as Senior Vice President for American Airlines, both units of AMR Corporation. Mr. Hopper currently serves as a director of Gartner Group, Inc., Metrocall, Inc., USDATA Corporation, Inc., Payless Cashways, Inc., Accrue Software, Inc. and Exodus Communications, Inc.

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

JAMES A. JOHNSON was elected to the Board of Directors of United upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Johnson is a general partner of various Wingate entities, including the indirect general partner of Wingate II. From 1980 until he joined Wingate Partners in 1990, Mr. Johnson served as a Principal of Booz-Allen & Hamilton, an international management consulting firm. Mr. Johnson currently serves as a director of Kevco, Inc., a distributor of building products to the manufactured housing industry and Pro Parts Xpress, a wholesale distributor of automotive parts.

BENSON P. SHAPIRO was elected to the Board of Directors of United in November 1997. Professor Shapiro has served on the faculty of Harvard University for 30 years and until July 1997 was THE MALCOLM P. MCNAIR PROFESSOR OF MARKETING at the Harvard Business School. He continues to teach a variety of Harvard's executive programs on a part-time basis and spends much of his time consulting, public speaking, and writing. He serves as a director of Indus River Networks, Inc., Caswell-Massey Co. LLP and serves on several advisory boards for private companies.

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

KATHLEEN S. DVORAK became Vice President, Investor Relations in July 1997 and Assistant Secretary in November 1999. Ms. Dvorak began her career at United in 1982 and has held various positions with increasing responsibility within the investor relations function. Most recently, she was Director of Investor Relations of the Company.

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

The Charter provides that the Board of Directors shall be divided into three classes, each class as nearly equal in number as possible, and each term consisting of three years. The directors currently in each class are as follows:
Class I (having terms expiring in 2002)--Messrs. Good, Hopper, Johnson; Class II (having terms expiring in 2000)--Messrs. Hegi and Larrimore and Ms. Gordon, and Class III (having terms expiring in 2001)--Messrs. Haley and Shapiro.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 10, 2000, to be filed within 120 days after the end of the Registrant's year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 10, 2000, to be filed within 120 days after the end of the Registrant's year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 10, 2000, to be filed within 120 days after the end of the Registrant's year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements, schedules and exhibits are filed as part of this report:

                                                                                                           PAGE NO.
                                                                                                           --------
         (1)      Financial Statements of the Company

                  Report of Independent Auditors......................................................         21
                  Consolidated Statements of Income for the years ended
                     December 31, 1999, 1998 and 1997.................................................         22
                  Consolidated Balance Sheets as of December 31, 1999 and 1998........................      23-24
                  Consolidated Statements of Changes in Stockholders' Equity
                     for the years ended December 31, 1999, 1998 and 1997.............................      25-26
                  Consolidated Statements of Cash Flows for the years ended
                     December 31, 1999, 1998 and 1997.................................................         27
                  Notes to Consolidated Financial Statements..........................................      28-45

          (2)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
2.1      Certificate of Ownership and Merger merging Associates Stationers, Inc.
         into the Company(2).
2.2      Stock Purchase Agreement among USSC and Lagasse Bros., Inc. and the shareholders of Lagasse Bros., Inc. (Exhibit 99.1 to the Company's
         Report on Form 8-K filed November 5, 1996)(3).
2.3      Stock Purchase Agreement, dated as of February 10, 1998, among the
         Company, United, Abitibi-Consolidated Inc., Abitibi-Consolidated
         Sales Corporation, Azerty Incorporated, Azerty de Mexico, S.A. de
         C.V., AP Support Services Incorporated and Positive I.D. Wholesale
         Inc. (Exhibit 2.1 to the Company's Report on Form 8-K filed April 20,
         1998)(3).
3.1      Second Restated Certificate of Incorporation dated as of November 5,
         1998.(Exhibit 3.1 to the Company's Annual Report on Form 10-K filed
         March 29, 1999)(3)
3.2      Amended and Restated Bylaws dated as of March 24, 1999. (Exhibit 3.2 to the Company's Annual Report on Form 10-K filed March 29, 1999)(3)
3.3      Restated Articles of Incorporation of USSC(6).
3.4      Restated Bylaws of USSC(1).
4.1      Indenture, dated as of April 15, 1998, among the Company, USSC as issuer, Lagasse Bros., Inc., Azerty Incorporated, Positive ID
         Wholesale Inc., AP Support Services Incorporated, as guarantors, and
         The Bank of New York, as trustee (Exhibit 4.1 to the Company's Report on Form 8-K filed April 20, 1998)(3).
4.2      Indenture, dated as of May 3, 1995, among the Company, as guarantor,
         USSC, as issuer, and The Bank of New York, as trustee(1).
4.3      First Supplemental Indenture, dated as of July 28, 1995, among the
         Company, USSC and The Bank of New York(1).
4.4      Second Supplemental Indenture, dated as of April 3, 1998, among the
         Company, Lagasse Bros., Inc., Azerty Incorporated, Positive ID
         Wholesale Inc., AP Support Services Incorporated, and The Bank of New
         York, as trustee (Exhibit 4.4 to the Company's Report on Form 8-K filed
         April 20, 1998)(3).
4.5      Second Amended and Restated Credit Agreement, dated April 3, 1998, among United, the Company, the lenders parties thereto, Chase
         Securities Inc., as arranger, and the Chase Manhattan Bank, as agent
         (Exhibit 10.1 to the Company's Report on Form 8-K filed April 20,
         1998)(3).
4.6      Second Amended and Restated Security Agreement, dated as of April 3,
         1998, between the Company and the Chase Manhattan Bank, as administrative agent (Exhibit 10.2 to the Company's Report on Form 8-K filed April 20, 1998)(3).
4.7      Subsidiary Guarantee and Security Agreement, dated as of April 3,
         1998, among Lagasse Bros., Inc., Azerty Incorporated, Positive ID
         Wholesale Inc., AP Support Services Incorporated and the Chase
         Manhattan Bank, as administrative agent (Exhibit 10.3 to the
         Company's Report on Form 8-K filed April 20, 1998)(3).
4.8      Pooling Agreement, dated as of April 3, 1998, among USS Receivables
         Company, Ltd., the Company, as servicer, and The Chase Manhattan
         Bank, as trustee (Exhibit 10.4 to the Company's Report on Form 8-K filed April 20, 1998)(3).



4.9      Receivables Sale Agreement, dated as of April 3, 1998, among the
         Company, as seller, USS Receivables Company, Ltd., and the Company, as servicer (Exhibit 10.6 to the Company's Report on Form 8-K filed
         April 20, 1998)(3).
4.10     Servicing Agreement, dated as of April 3, 1998, among USS Receivables
         Company, Ltd., the Company, as servicer, and the Chase Manhattan
         Bank, as trustee (Exhibit 10.7 to the Company's Report on Form 8-K filed April 20, 1998(3).
4.11 Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of December 30, 1998. (Exhibit 4.5 to the Company's Annual Report on
         Form 10-K filed March 29, 1999)(3)
4.12 Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of March 17, 1999. (Exhibit 4.6 to the Company's Annual Report on
         Form 10-K filed March 29, 1999)(3)
10.1 Management Incentive Plan for 1997 (Exhibit 10.39 to Company's Report on Form 10-K dated March 26, 1997)(3).**
10.2     1997 Special Bonus Plan (Exhibit 10.40 to the Company's Report on Form
         10-K dated March 26, 1997)(3).**
10.3     Lease Agreement, dated as of March 4, 1988, between Crow-Alameda
         Limited Partnership and Stationers Distributing Company, Inc., as amended(1).
10.4     Industrial Real Estate Lease, dated as of May 17, 1993, among Majestic
         Realty Co. and Patrician Associates, Inc., as Landlord, and United
         Stationers Supply Co., as Tenant(1).
10.5     Standard Industrial Lease, dated as of March 15, 1991, between Shelley
         B. & Barbara Detrik and Lynn Edwards Corp.(1).
10.6 Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni and
         Yolanda M. Panattoni, as landlord, and United Stationers Supply Co., as tenant(1).
10.7     Lease, dated as of February 1, 1993, between CMD Florida Four Limited
         Partnership and United Stationers Supply Co., as amended(1).
10.8     Standard Industrial Lease, dated March 2, 1992, between Carol Point
         Builders I and Associated Stationers, Inc.(1).
10.9     First Amendment to Industrial Lease dated January 23, 1997 between
         ERI-CP, Inc. (successor to Carol Point Builders I) and United
         Stationers Supply Co. (successor to Associated Stationers, Inc.)(5).
10.10 Lease Agreement, dated July 20, 1993, between OTR, acting as the duly authorized nominee of the Board of the State Teachers Retirement
         System of Ohio, and United Stationers Supply Co., as amended(1).
10.11    Lease Agreement, dated as of December 20, 1988, between Corporate
         Property Associates 8, L.P., and Stationers Distributing Company,
         Inc., as amended(1).
10.12    Industrial Lease, dated as of February 22, 1988, between Northtown
         Devco and Stationers Distributing Company, as amended(1).
10.13 Lease, dated as of April 17,1989, between Isaac Heller and USSC, as amended(1).
10.14    Lease Agreement, dated as of May 10, 1984, between Westbelt Business
         Park Joint Venture and Boise Cascade Corporation, as amended(1).
10.15    Fourth Amendment to Lease between Keystone-Ohio Property Holding Corp.
         (as successor to Westbelt Business Park) and USSC (as successor to
         Associated Stationers, Inc.) dated December 3, 1996(5).
10.16    Lease effective March 1, 1997 between Davis Partnership and USSC(6).
10.17    Lease Agreement, dated as of August 17, 1981, between Gulf United
         Corporation and Crown Zellerbach Corporation, as amended(1).
10.18    Lease Agreement, dated November 7, 1988, between Central East Dallas
         Development Limited Partnership and Stationers Distributing Company,
         Inc., as amended(1).
10.19    Lease Agreement, dated as of March 17, 1989, between Special Asset
         Management Company of Texas, Inc., and Stationers Distributing
         Company, Inc., as amended(1).
10.20    Sublease, dated January 9, 1992, between Shadrall Associates and
         Stationers Distributing Company, Inc.(1).
10.21 Agreement of Lease, dated as of January 5, 1994, between the Estate of James Campbell, deceased, and USSC(1).
10.22 Amendment No. 2 to Agreement of Lease dated February 1, 1997 between the Estate of James Campbell, deceased, and USSC (7).
10.23    Lease Agreement dated January 5, 1996, between Robinson Properties,
         L.P.and USSC (4).
10.24 Certificate of Insurance covering directors' and officers' liability insurance effective April 1, 1997 through April 1, 1998(5).
10.25    Employment Agreement dated as of May 23, 1997 between the Company,
         USSC and Randall W. Larrimore (5).**
10.26 Employment Agreements dated as of June 1, 1997 between the Company and each of Daniel H. Bushell, Michael D. Rowsey and Steven R.
         Schwarz(5).**
10.27    Lease dated as of October 20, 1997 between Ozburn-Hessey Storage Co.
         and USSC(7).
10.28    United Stationers Inc. Non-employee Directors' Deferred Stock
         Compensation Plan(7).**
10.29 Amendments to Stock Option Grants, dated as of June 1, 1997, between the Company and each of Daniel H. Bushell, Michael D. Rowsey and Steven
         R. Schwarz(5).**




10.30    Certificate of Insurance covering directors' and officers' liability insurance effective April 1, 1998 through April 1, 2000(6).
10.31    Lease Agreement, dated as of October 12, 1998, between Corum Carol
         Stream Associates, LLC and USSC. (Exhibit 10.94 to the Company's Annual
         Report on Form 10-K filed March 29, 1999)(3)
10.32    Management Incentive Plan for 1998. (Exhibit 10.95 to the Company's
         Annual Report on Form 10-K filed March 29, 1999)(3)(**)
10.33    Restated Management Equity Plan as of November 5, 1998. (Exhibit 10.96
         to the Company's Annual Report on Form 10-K filed March 29, 1999)(3)
         (**)
10.34    Severance Agreement between the Company, USSC and Michael Rowsey and
         Cynthia Rowsey, dated as of January 1, 1998. (Exhibit 10.97 to the
         Company's Annual Report on Form 10-K filed March 29, 1999)(3)(**)
10.35    Lease Agreement dated May 29,1998, between VRS/TA/S Houston, L.P., a
         Texas limited partnership and USSC.*
10.36    Lease Agreement dated July 30,1999, between Valley View Business
         Center, Ltd, a Texas limited partnership and USSC.*
10.37    Certificate of Insurance covering directors' and officers' liability insurance effective April 1, 1999 through April 1, 2001.*
10.38    Resignation Agreement between the Company, USSC and Daniel H. Bushell, dated as of March 4, 2000.*
21       Subsidiaries of the issuer.*
23.1     Consent of Ernst & Young LLP, independent auditors.*
27.1     Financial Data Schedule for United Stationers Inc. (EDGAR filing only)*.
27.2     Financial Data Schedule for United Stationers Supply Co. (EDGAR filing only)*.

-----------------------------
         *  Filed herewith.
       **  Compensatory Plan Arrangement

   (1) Incorporated by reference to the USSC Form S-1 (No. 33-59811), as amended, initially filed with the Commission on June 12, 1995.

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

   (4) Incorporated by reference to the Company's Form S-2 (No. 333-01089) as filed with the Commission on February 20, 1996.

   (5) Incorporated by reference to the Company's Form S-2 (No. 333-34937) as filed with the Commission on October 3, 1997.

   (6) Incorporated by reference to the Company's 10-K as filed with Commission on March 29, 1999.

   (7) Incorporated by reference to the Company's Form 10-K as filed with the Commission on March 12, 1998.

B)       Reports on Form 8-K by the Registrant are as follows:

   (1) The Company filed a report on Form 8-K on January 20, 2000, reporting under Item 5 the election of Ilene S. Gordon to its Board of Directors.

   (2) The Company filed a report on Form 8-K on March 6, 2000, reporting under Item 5 the resignation of Daniel H. Bushell as Executive Vice President, Chief Development Officer, and Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED STATIONERS INC.
                                     UNITED STATIONERS SUPPLY CO.

                                     BY: /s/ Randall W. Larrimore
                                        -----------------------------------
                                            Randall W. Larrimore
                                            Director, President, Chief
                                            Executive Officer, and
                                            Interim Chief Financial Officer
                                            (principal accounting officer)

         Dated: March 7, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                                   CAPACITY                                             DATE
         ---------                                   --------                                             ----
/s/      Frederick B. Hegi, Jr.                   Chairman of the Board of Directors                       March 7, 2000
--------------------------------------
         Frederick B. Hegi, Jr.

/s/      Daniel J. Good                          Director                                                 March 7, 2000
--------------------------------------
         Daniel J. Good

/s/      Ilene S. Gordon                         Director                                                 March 7, 2000
--------------------------------------
         Ilene S. Gordon

/s/      Roy W. Haley                            Director                                                 March 7, 2000
--------------------------------------
         Roy W. Haley

/s/      Max D. Hopper                           Director                                                 March 7, 2000
--------------------------------------
         Max D. Hopper

/s/      James A. Johnson                        Director                                                 March 7, 2000
--------------------------------------
         James A. Johnson

/s/      Benson P. Shapiro                       Director                                                 March 7, 2000
--------------------------------------
         Benson P. Shapiro
