Form 10-Q
period 2000-03-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2000-05-11
CIK 355999, 945633

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 2000
                                ---------------

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                     to
                                          ------------------    ---------------

Commission file numbers:  United Stationers Inc.:        0-10653
                          United Stationers Supply Co.:  33-59811


                             UNITED STATIONERS INC.
                          UNITED STATIONERS SUPPLY CO.
                        -----------------------------------
             (Exact name of registrant as specified in its charter)


United Stationers Inc.: Delaware        United Stationers Inc.: 36-3141189
United Stationers Supply Co.: Illinois  United Stationers Supply Co.: 36-2431718
--------------------------------------- ------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


2200 East Golf Road, Des Plaines, Illinois           60016-1267
-------------------------------------------         ------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (847) 699-5000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         United Stationers Inc.:          Yes /X/       No / /
         United Stationers Supply Co.:    Yes /X/       No / /


On May 10, 2000, United Stationers Inc. had outstanding 34,203,792 shares of Common Stock, par value $0.10 per share. On May 10, 2000, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000



                                      INDEX
                                     -------



         PART I - FINANCIAL INFORMATION                                            PAGE

                  IMPORTANT EXPLANATORY NOTE                                         1

                  Independent Accountants' Review Report                             2

                  Condensed Consolidated Balance Sheets as of
                     March 31, 2000 and December 31, 1999                            3

                  Condensed Consolidated Statements of Income
                     for the Three Months ended March 31, 2000 and 1999              4

                  Condensed Consolidated Statements of Cash Flows
                     for the Three Months ended March 31, 2000 and 1999              5

                  Notes to Condensed Consolidated Financial Statements               6

                  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                  10


         PART II - OTHER INFORMATION                                                16

         SIGNATURE                                                                  18

         INDEX TO EXHIBITS                                                          19

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income for the three month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Stationers Inc. as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              /s/ Ernst & Young LLP


Chicago, Illinois
April 21, 2000

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                  (Unaudited)            (Audited)
                                                                                   March 31,            December 31,
                                                                                     2000                  1999
                                                                                --------------       ----------------
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $    28,829         $    18,993
    Accounts receivable, net                                                         265,302             263,432
    Inventories                                                                      583,089             607,682
    Other current assets                                                              23,469              24,424
                                                                                 -----------         -----------
           Total current assets                                                      900,689             914,531

  Property, plant and equipment, net                                                 169,077             167,544
  Goodwill, net                                                                      180,143             181,456
  Other                                                                               18,115              16,372
                                                                                 -----------         -----------
           Total assets                                                          $ 1,268,024         $ 1,279,903
                                                                                 ============        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                             $   337,857         $   346,558
    Accrued liabilities                                                              144,745             142,858
    Current maturities of long-term debt                                              10,585               9,567
                                                                                 -----------         -----------
           Total current liabilities                                                 493,187             498,983

  Deferred income taxes                                                               29,010              28,926
  Long-term obligations                                                              315,100             345,985
                                                                                 -----------         -----------
           Total liabilities                                                         837,297             873,894

  Stockholders' equity:
    Common stock, $0.10 par value, authorized 100,000,000 shares,
          issued 37,213,207 shares in 2000 and 1999                                    3,721               3,721
    Additional paid-in capital                                                       303,970             304,288
    Treasury stock, at cost - 3,170,699 shares in 2000 and
          3,220,481 shares in 1999                                                   (48,395)            (49,145)
    Retained earnings                                                                172,187             148,262
    Accumulated translation adjustment                                                  (756)             (1,117)
                                                                                 -----------         ------------
          Total stockholders' equity                                                 430,727             406,009
                                                                                 -----------         -----------
          Total liabilities and stockholders' equity                             $ 1,268,024         $ 1,279,903
                                                                                 ===========         ===========

               See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                           --------------------------------------------
                                                                                   2000                       1999
                                                                           ---------------------       ----------------
Net sales                                                                    $       979,358              $    824,261

Cost of goods sold                                                                   821,566                   690,393
                                                                             ---------------             -------------

Gross profit                                                                         157,792                   133,868

Operating expenses:
     Warehousing, marketing and
        administrative expenses                                                      107,388                    91,982
                                                                             ---------------            --------------

Income from operations                                                                50,404                    41,886

Interest expense                                                                       7,414                     7,467

Other expense                                                                          2,646                     2,199
                                                                             ---------------            --------------

Income before income taxes                                                            40,344                    32,220

Income taxes                                                                          16,420                    13,532
                                                                             ---------------            --------------

Net income                                                                   $        23,924            $       18,688
                                                                             ===============            ==============

Net income per common share                                                  $          0.70            $         0.51
                                                                             ===============            ==============
     Average number of common shares outstanding (in thousands)                       34,019                    36,840

Net income per common share - assuming dilution                              $          0.69            $         0.50
                                                                             ===============            ==============
     Average number of common shares outstanding - assuming
       dilution (in thousands)                                                        34,751                    37,409


               See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                      ------------------------------------
                                                                          2000                    1999
                                                                      ------------            ------------
Cash Flows From Operating Activities:
    Net income                                                         $    23,924            $   18,688
    Depreciation and amortization                                            7,598                 6,804
    Amortization of capitalized financing costs                                492                   358
    Changes in operating assets and liabilities                             14,100                (6,464)
                                                                       -----------            ----------
        Net cash provided by operating activities                           46,114                19,386


Cash Flows From Investing Activities:
    Capital expenditures                                                    (7,163)               (8,702)
    Proceeds from disposition of property, plant
        and equipment                                                          - -                 3,200
                                                                       -----------            ----------

        Net cash used in investing activities                               (7,163)               (5,502)


Cash Flows From Financing Activities:
     Principal payments on debt                                             (1,705)               (1,119)
     Net (repayments) borrowings under revolver                            (28,000)               26,000
     Issuance of common shares                                                 648                 2,447
     Acquisition of treasury stock                                             - -               (34,656)
     Payment of employee withholding tax related to
        stock option exercises                                                (419)               (2,381)
     Other                                                                     361                   236
                                                                       -----------            ----------
        Net cash used in financing activities                              (29,115)               (9,473)
                                                                       -----------            ----------


Net change in cash and cash equivalents                                      9,836                 4,411
Cash and cash equivalents, beginning of period                              18,993                19,038
                                                                       -----------            ----------
Cash and cash equivalents, end of period                               $    28,829            $   23,449
                                                                       ===========            ==========

Other Cash Flow Information:
    Income taxes paid                                                  $     3,101            $    1,196
    Interest paid                                                            2,695                 1,635
    Discount on the sale of accounts receivable                              2,540                 2,207

               See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 1999. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 31, 1999 for further information. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim expense and inventory estimates are recognized throughout the year relating to marginal income tax rates, shrinkage, price changes and product mix. Any refinements to these estimates based on actual experience are recorded when known.

2.  OPERATIONS

The Company operates in a single segment as the nation's largest wholesale distributor of business products in North America. The Company offers approximately 35,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers - such as computer products resellers, office furniture dealers, office products superstores, janitorial and sanitation supply distributors, e-tailers, warehouse clubs, mail order houses and mass merchandisers. The Company has a distribution network of 66 regional distribution centers. Through its integrated mainframe systems, the Company provides a high level of customer service and overnight delivery.

On April 18, 2000, the Company announced that it had signed an operating lease for a warehouse located in Memphis, Tennessee, dedicated to third party fulfillment. This new 654,000 square foot facility will act as an air hub enabling the Company's e-Nited Business Solutions Division to provide both ground and overnight express delivery capability. The warehouse, which is expected to open in September 2000, will incorporate the latest warehouse and distribution technology.

3.  COMPREHENSIVE INCOME (in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      2000              1999
                                                   --------           -------
Net income                                          $23,924           $18,688
Unrealized currency translation adjustment              361               235
                                                    -------           -------
Comprehensive income                                $24,285           $18,923
                                                    =======           =======

4.  EARNINGS PER SHARE

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

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                          Three Months Ended
                                                                              March 31,
                                                                  -------------------------------
                                                                         2000             1999
                                                                    -----------      ------------
NUMERATOR:
    Net income                                                       $  23,924       $  18,688
                                                                     =========       =========
DENOMINATOR (in thousands):
    Denominator for basic earnings per share -
        Weighted average shares                                         34,019          36,840

    Effect of dilutive securities:
        Employee stock options                                             732             569
                                                                     ---------       ---------

    Denominator for diluted earnings per share -
        Adjusted weighted average shares
            And assumed conversions                                     34,751          37,409
                                                                     =========       =========

EARNINGS PER COMMON SHARE:

   Net income per share - basic                                       $   0.70       $    0.51

   Net income per share - diluted                                     $   0.69       $    0.50

5.  LONG-TERM DEBT

Long-term debt consisted of the following amounts (dollars in thousands):


                                                                                       As of               As of
                                                                                      March 31,         December 31,
                                                                                        2000               1999
                                                                                    -----------        ------------
   Revolver                                                                         $    25,000        $     53,000
   Tranche A term loan, due in installments until March 31, 2004                         52,147              53,711
   8.375% Senior Subordinated Notes, due April 15, 2008                                 100,000             100,000
   12.75% Senior Subordinated Notes, due May 1, 2005                                    100,000             100,000
   Industrial development bonds, at market interest rates,
     maturing at various dates through 2011                                              14,300              14,300
   Industrial development bonds, at 66% to 78% of prime,
     maturing at various dates through 2004                                              15,500              15,500
   Other long-term debt                                                                     275                 416
                                                                                    -----------        ------------
      Subtotal                                                                          307,222             336,927
      Less - current maturities                                                         (10,585)             (9,567)
                                                                                    -----------        ------------
   Total                                                                            $   296,637        $    327,360
                                                                                    ============       ============

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The prevailing prime interest rate at March 31, 2000 and December 31, 1999 was 9.0% and 8.5%, respectively.

At March 31, 2000, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $52.1 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company had $100.0 million of 12.75% Senior Subordinated Notes due 2005 (as defined), $100.0 million of 8.375% Senior Subordinated Notes due 2008, and $29.8 million of industrial revenue bonds. Amounts outstanding under the Term Loan Facilities are to be repaid in 16 quarterly installments ranging from $2.6 million at June 30, 2000 to $3.7 million at March 31, 2004.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004, and $25.0 million was outstanding at March 31, 2000.

12.75% Senior Subordinated Notes:

The 12.75% Senior Subordinated Notes ("12.75% Notes") were originally issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of March 31, 2000, the aggregate outstanding principal amount of the 12.75% Notes was $100.0 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

On May 2, 2000, $100.0 million of the Company's 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company will record an after-tax extraordinary charge of approximately $6.5 million in the second quarter of 2000. This charge includes approximately $2.6 million (after-tax) related to the write-off of capitalized costs. The redemption was funded through the Company's Revolving Credit Facility. The Company's annual interest expense saving will be approximately $4.0 million based on a 375 basis point reduction to the interest rate and the elimination of the amortization of capitalized costs.

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of March 31, 2000, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

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

Summarized below is the combined financial data for the Azerty Business (subsequent to its acquisition by USSC) and Lagasse. Summarized financial data for the three months ended March 31, 2000 reflects the operations of Lagasse and the Azerty Business.

                                         As of                        As of
                                       March 31,                   December 31,
                                         2000                         1999
                                   ----------------            -----------------
Balance Sheet Data:
  Current assets                      $  254,442                   $ 247,413
  Total assets                           371,090                     364,551
  Current liabilities                    117,627                      99,679
  Total liabilities                      114,390                      96,275

                                                   Three Months Ended
                                                        March 31,
                                           ------------------------------
                                               2000               1999
                                           ----------         -----------
Income Statement Data:
  Net sales                                $  211,999         $  175,710
  Gross margin                                 20,259             18,084
  Operating income                              7,293              6,729
  Net income                                    3,492              3,741

7.  RECENT ACCOUNTING PRONOUNCEMENT

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

Information contained or incorporated by reference in this Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations are forward-looking statements. The following matters and certain other factors noted throughout this Form 10-Q constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly-competitive environment in which the Company operates, the integration of acquisitions, changes in end-users' traditional demands for business products, reliance by the Company on certain key suppliers, the effects on the Company of fluctuations in manufacturers' pricing, potential service interruptions, customer credit risk, dependence on key personnel and general economic conditions. A description of these factors, as well as other factors that could affect the Company's business, is set forth in certain filings by the Company with the Securities and Exchange Commission. All forward-looking statements contained in this Form 10-Q and/or any subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


First Quarter Ended March 31, 2000 compared with the
First Quarter Ended March 31, 1999
-----------------------------------------------------

NET SALES. Net sales for the first quarter of 2000 totaled $979.4 million, up 18.8% or 15.2% on equivalent workdays, compared with $824.3 million in the first quarter of 1999. The Company experienced sales growth in all product categories, customer channels, and across all geographies.

The janitorial and sanitation supply product category continued to achieve strong growth rates. These products are primarily distributed through the Lagasse business unit, which achieved a growth rate of nearly 30%. This increase is based on continued market expansion into a fragmented industry. Consolidated purchasing power has allowed the Company to leverage pricing to become more competitive in the marketplace. The growth within customer channels is mainly concentrated in national accounts, mail order, and within independent dealers.

The Company's sales into the office furniture market grew 20%, compared with the prior year quarter. The Company is focusing on this product category recognizing the opportunity for increased sales penetration with existing customers and introducing new marketing programs to reach new customers. The continued strong sales growth in this category resulted from increased volume across all customer channels.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Traditional office product growth was in the low teens versus the prior year quarter. As sales grow the Company is able to leverage pricing, thus gaining market share. The Company has been exceptionally successful with national accounts and mail order partners.

The computer supplies category remained strong posting a growth rate in the low teens over the prior year quarter. This is a very competitive market with relatively low margins. However, based on the Company's scale and efficient distribution capabilities, sales will continue to increase as relationships with customers are strengthened. National accounts, mail order, and emerging channels continued to show exceptional growth. However, sales growth to retail stores fell to the high single digits, reflecting the initial build-up of inventory. It is expected that sell-through to the retail channel will remain at current levels.

GROSS MARGIN. Gross margin declined to 16.1% in the first quarter of 2000, compared with 16.3% in 1999. This decline reflects product mix and incremental freight costs. Pricing margin has been impacted by higher dealer rebates due to increased sales and strong growth among our national account dealers who receive a higher rebate percentage due to volume. However, during the first quarter the Company experienced approximately 1.0% inflation resulting in higher margin and the increased volume has created higher vendor allowances.

OPERATING EXPENSES. Operating expenses as a percent of net sales declined to 11.0% in the first quarter of 2000, compared with 11.2% in the prior year. This decline reflects the Company's ability to gain operating leverage, at the same time the higher than anticipated sales volume resulted in higher payroll and other warehouse expenses. There is ongoing opportunity to reduce operating expenses as the Company installs best practices across all facilities, more advanced technology, and continues to leverage its infrastructure.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales remained flat at 5.1%.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.8% in 2000, compared with 0.9% in 1999. This reduction reflects the Company's strong cash flow and the continued leveraging of interest costs against higher sales. These transactions were partially offset by slightly higher interest rates on variable rate debt.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 2000 and 1999. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE TAXES. Income before taxes as a percent of net sales increased to 4.0% from 3.9% in 1999.

NET INCOME. Net income as a percent of net sales increased to 2.4% in 2000, compared with 2.3% in 1999.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

At March 31, 2000, the available credit under the Second Amended and Restated Credit Agreement (the "Credit Agreement") included $52.1 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company had $100.0 million of 12.75% Senior Subordinated Notes due 2005 (as defined), $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial revenue bonds.

The Term Loan Facilities consist of a $52.1 million Tranche A term loan facility ("Tranche A Facility"). Amounts outstanding under the Tranche A Facility are to be repaid in 16 quarterly installments ranging from $2.6 million at June 30, 2000 to $3.7 million at March 31, 2004.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004 and $25.0 million was outstanding at March 31, 2000.

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

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Tranche A Facility and Revolving Credit Facility bear interest at prime to prime plus 0.75%, or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus 1.00% to 2.00%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. At March 31, 2000, the Company was in compliance with all covenants.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of USSC's creditors. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

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

12.75% Senior Subordinated Notes

The 12.75% Senior Subordinated Notes ("12.75% Notes") originally were issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. As of March 31, 2000, the aggregate outstanding principal amount of the 12.75% Notes was $100.0 million. The 12.75% Notes are unsecured senior subordinated obligations of USSC, and payment of the 12.75% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries on a senior subordinated basis. The Notes are redeemable on May 1, 2000, in whole or in part, at a redemption price of 106.375% (percentage of principal amount). The 12.75% Notes mature on May 1, 2005, and bear interest at the rate of 12.75% per annum, payable semi-annually on May 1 and November 1 of each year.

On May 2, 2000, $100.0 million of the Company's 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company will record an after-tax extraordinary charge of approximately $6.5 million in the second quarter of 2000. This charge includes approximately $2.6 million (after-tax) related to the write-off of capitalized costs. The redemption was funded through the Company's Revolving Credit Facility. The Company's annual interest expense saving will be approximately $4.0 million based on a 375 basis point reduction to the interest rate and the elimination of the amortization of capitalized costs.

8.375% Senior Subordinated Notes

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of March 31, 2000 the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in 8.375% Notes Indeture) on a senior subordinated basis. The Notes are redeemable on April 15, 2003 in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Receivables Securitization Program

The Receivables Securitization Program allows the Company to sell eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the USS Receivables Company, Ltd. (the "Receivables Company"), a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. At March 31, 2000, the Company had $160.0 million of off-balance-sheet financing provided by this program. Proceeds from this financing were used to repay certain indebtedness. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income under the caption Other Expense.

Affiliates of PNC Bank and Chase Manhattan Bank act as funding agents. Other commercial banks, in agreement with Chase Manhattan Bank, rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of March 31, 2000 exclude approximately $160.0 million of accounts receivable sold to the Receivables Company.

Cash Flow

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                      For the Three Months
                                                         Ended March 31,
                                                  ----------------------------
                                                     2000              1999
                                                  ----------       -----------
                                                     (dollars in thousands)
   Net cash provided by operating activities       $ 46,114        $  19,386
   Net cash used in investing activities             (7,163)          (5,502)
   Net cash used in financing activities            (29,115)          (9,473)

Net cash provided by operating activities for the three months ended March 31, 2000 increased to $46.1 million from $19.4 million in the comparable prior year period. This increase was primarily due to a $5.2 million increase in net income, a $25.3 million increase in accounts payable, and a $10.2 million increase in accounts receivable partially offset by a $13.6 million increase in inventory.

Net cash used in investing activities for the three months ended March 31, 2000 was $7.2 million compared with $5.5 million used in the prior period. This increase is due to lower proceeds from the sale of property, plant, and equipment totaling $3.2 million partially offset by a $1.5 million reduction in capital expenditures.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used in financing activities for the three months ended March 31, 2000 was $29.1 million compared with $9.5 million in the prior period. This increase was due primarily to repayments of $28.0 million under the Revolving Credit Facility in the current year compared with $26.0 millon of borrowings in the last year partially offset by $34.7 million in treasury stock purchases.

Year 2000 Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at March 31, 2000 of $307.2 million and $160.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 43% of the outstanding debt and Receivables Exposure are priced at interest rates that are fixed, or approximately 27% after taking into account the 12.75% Notes redemption. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an approximate $1.3 million annualized increase or decrease in interest expense, loss on the sale of certain accounts receivable and cash flows, or approximately $1.8 million after taking into account the 12.75% Notes redemption.

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

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


(b) The Company filed a report with the Securities and Exchange Commission on Form 8-K on January 19, 2000 reporting under Item 5 that the Company elected Ilene S. Gordon to its Board of Directors.

       The Company filed a report with the Securities and Exchange Commission on Form 8-K on March 6, 2000 reporting under Item 5 that Daniel H. Bushell resigned as Executive Vice President, Chief Development Officer, and Chief Financial Officer of the Company.

       The Company filed a report with the Securities and Exchange Commission on Form 8-K on March 24, 2000 reporting under Item 5 that United Stationers Inc. announced that United Stationers Supply Co., its wholly owned subsidiary, is calling the remaining $100.0 million of its 12.75% Senior Subordinated Notes on May 2, 2000.

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



                                               UNITED STATIONERS INC.
                                            UNITED STATIONERS SUPPLY CO.
                                   ---------------------------------------------
                                                    (Registrant)




Date:   May 11, 2000              /s/ Randall W. Larrimore
      -------------------         ----------------------------------------------
                                  Randall W. Larrimore
                                  Director, President, Chief Executive Officer
                                  and Interim Chief Financial Officer

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
