Form 10-Q
period 2000-06-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2000-08-14
CIK 355999, 945633

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2000
                               -------------

                                    OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

Commission file numbers:     United Stationers Inc.:                 0-10653
                             United Stationers Supply Co.:          33-59811


                             UNITED STATIONERS INC.
                          UNITED STATIONERS SUPPLY CO.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


United Stationers Inc.:        Delaware    United Stationers Inc.:          36-3141189
United Stationers Supply Co.:  Illinois    United Stationers Supply Co.:    36-2431718
---------------------------------------    -----------------------------    -----------
   (State or other jurisdiction of                (I.R.S. Employer Identification No.)
   incorporation or organization)


2200 East Golf Road, Des Plaines, Illinois                         60016-1267
------------------------------------------                        ------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (847) 699-5000

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


On August 8, 2000, United Stationers Inc. had outstanding 34,241,897 shares of Common Stock, par value $0.10 per share. On August 8, 2000, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000




                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

         IMPORTANT EXPLANATORY NOTE                                            1


         Independent Accountants' Review Report                                2


         Condensed Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999                                3


         Condensed Consolidated Statements of Income
            for the Three and Six Months ended June 30, 2000 and 1999          4

         Condensed Consolidated Statements of Cash Flows
            for the Six Months ended June 30, 2000 and 1999                    6


         Notes to Condensed Consolidated Financial Statements                  7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     13


PART II - OTHER INFORMATION                                                   21
---------------------------

SIGNATURE                                                                     23

INDEX TO EXHIBITS                                                             24

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT





The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Chicago, Illinois
July 21, 2000

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    (Unaudited)      (Audited)
                                                                      June 30,      December 31,
                                                                        2000           1999
                                                                    ------------    ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                       $     27,673    $     18,993
    Accounts receivable, net                                             300,428         263,432
    Inventories                                                          559,610         607,682
    Other current assets                                                  20,497          24,424
                                                                    ------------    ------------
           Total current assets                                          908,208         914,531

  Property, plant and equipment, net                                     171,991         167,544
  Goodwill, net                                                          178,818         181,456
  Other                                                                   15,611          16,372
                                                                    ------------    ------------
           Total assets                                             $  1,274,628    $  1,279,903
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Accounts payable                                                $    325,228    $    346,558
    Accrued liabilities                                                  124,285         142,858
    Current maturities of long-term debt                                  36,095           9,567
                                                                    ------------    ------------
           Total current liabilities                                     485,608         498,983

  Deferred income taxes                                                   29,531          28,926
  Long-term obligations                                                  311,386         345,985
                                                                    ------------    ------------
           Total liabilities                                             826,525         873,894

  Stockholders' equity:
    Common stock, $0.10 par value, authorized 100,000,000 shares,
           issued 37,213,207 shares in 2000 and 1999                       3,721           3,721
    Additional paid-in capital                                           303,239         304,288
    Treasury stock, at cost - 2,999,453 shares in 2000 and
          3,220,481 shares in 1999                                       (45,758)        (49,145)

    Retained earnings                                                    188,477         148,262
    Accumulated translation adjustment                                    (1,576)         (1,117)
                                                                    ------------    ------------
           Total stockholders' equity                                    448,103         406,009
                                                                    ------------    ------------
           Total liabilities and stockholders' equity               $  1,274,628    $  1,279,903
                                                                    ============    ============

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
Net sales                                                         $    928,927    $    800,753

Cost of goods sold                                                     780,588         672,464
                                                                  ------------    ------------

Gross profit                                                           148,339         128,289

Operating expenses:
     Warehousing, marketing and
        administrative expenses                                        101,973          88,531
                                                                  ------------    ------------

Income from operations                                                  46,366          39,758

Interest expense                                                         5,557           7,643

Other expense                                                            2,735           2,258
                                                                  ------------    ------------

Income before income taxes and extraordinary item                       38,074          29,857

Income taxes                                                            15,306          12,540
                                                                  ------------    ------------
Income before extraordinary item                                        22,768          17,317

Extraordinary item - loss on early retirement of debt,
     net of tax benefit of $4,248                                        6,476              --
                                                                  ------------    ------------
Net income                                                        $     16,292    $     17,317
                                                                  ============    ============

Net income (loss) per common share:
     Income before extraordinary item                             $       0.67    $       0.51
     Extraordinary item                                                  (0.19)             --
                                                                  ------------    ------------
     Net income per share                                         $       0.48    $       0.51
                                                                  ============    ============
     Average number of common shares outstanding (in thousands)         34,153          34,078

Net income (loss) per common share-assuming dilution:
     Income before extraordinary item                             $       0.65    $       0.50
     Extraordinary item                                                  (0.18)             --
                                                                  ------------    ------------
     Net income per share                                         $       0.47    $       0.50
                                                                  ============    ============
     Average number of common shares outstanding - assuming
       dilution (in thousands)                                          34,982          34,476

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                 -----------------------------
                                                                      2000            1999
                                                                 -------------    ------------
Net sales                                                         $  1,908,285    $  1,625,014

Cost of goods sold                                                   1,602,154       1,362,857
                                                                  ------------    ------------

Gross profit                                                           306,131         262,157

Operating expenses:
     Warehousing, marketing and
        administrative expenses                                        209,361         180,513
                                                                  ------------    ------------

Income from operations                                                  96,770          81,644

Interest expense                                                        12,971          15,110

Other expense                                                            5,381           4,457
                                                                  ------------    ------------

Income before income taxes and extraordinary item                       78,418          62,077

Income taxes                                                            31,726          26,072
                                                                  ------------    ------------
Income before extraordinary item                                        46,692          36,005

Extraordinary item - loss on early retirement of debt,
  net of tax benefit of $4,248                                           6,476              --
                                                                  ------------    ------------
Net income                                                        $     40,216    $     36,005
                                                                  ============    ============

Net income (loss) per common share:
     Income before extraordinary item                             $       1.37    $       1.02
     Extraordinary item                                                  (0.19)             --
                                                                  ------------    ------------
     Net income per share                                         $       1.18    $       1.02
                                                                  ============    ============
     Average number of common shares outstanding (in thousands)         34,086          35,451

Net income (loss) per common share-assuming dilution:
     Income before extraordinary item                             $       1.34    $       1.00
     Extraordinary item                                                  (0.19)             --
                                                                  ------------    ------------
     Net income per share                                         $       1.15    $       1.00
                                                                  ============    ============
     Average number of common shares outstanding - assuming
       dilution (in thousands)                                          34,881          35,938

           See notes to condensed consolidated financial statements.

                                  UNITED STATIONERS INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                         --------------------------
                                                             2000           1999
                                                         ---------    -------------
Cash Flows From Operating Activities:
    Net income                                        $     40,216    $     36,005
    Depreciation and amortization                           14,930          14,117
    Amortization of capitalized financing costs                855             847
    Extraordinary item - early retirement of debt           10,724              --
    Changes in operating assets and liabilities            (35,893)         (8,724)
                                                      ------------    ------------
        Net cash provided by operating activities           30,832          42,245

Cash Flows From Investing Activities:
    Capital expenditures                                   (15,378)        (16,280)
    Proceeds from disposition of property, plant
        and equipment                                           --           3,210
                                                      ------------    ------------
        Net cash used in investing activities              (15,378)        (13,070)

Cash Flows From Financing Activities:
     Retirements and principal payments on debt           (104,334)         (2,222)
     Borrowings under financing agreement                  150,000              --
     Net (repayments) borrowings under revolver            (53,000)         20,000
     Issuance of common shares                               3,008           2,466
     Payment of employee withholding tax related to
        stock option exercises                              (1,989)         (2,433)
     Repurchase of common stock                                 --         (49,600)
     Other                                                    (459)            319
                                                      ------------    ------------
        Net cash used in financing activities               (6,774)        (31,470)
                                                      ------------    ------------

Net change in cash and cash equivalents                      8,680          (2,295)
Cash and cash equivalents, beginning of period              18,993          19,038
                                                      ------------    ------------
Cash and cash equivalents, end of period              $     27,673    $     16,743
                                                      ============    ============
Other Cash Flow Information:
    Income taxes paid                                 $     32,756    $     25,753
    Interest paid                                           16,557          14,044
    Discount on the sale of accounts receivable              5,142           4,328

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 1999. These financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 31, 1999 for further information. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim expense and inventory estimates are recognized throughout the year relating to marginal income tax rates, shrinkage, price changes and product mix. Any refinements to these estimates based on actual experience are recorded when known.

2.   OPERATIONS

The Company operates in a single segment as the nation's largest wholesale distributor of business products in North America. The Company offers approximately 35,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers - such as computer products resellers, office furniture dealers, office products superstores, janitorial and sanitation supply distributors, e-tailers, warehouse clubs, mail order houses and mass merchandisers. For the six months ended June 30, 2000, no single customer accounted for more than 10% of the Company's net sales. However, U.S. Office Products Co. accounted for approximately 8% of the Company's net sales. The Company has a distribution network of 66 regional distribution centers. Through its integrated mainframe systems, the Company provides a high level of customer service and overnight delivery.

The Order People:

On July 25, 2000, the Company announced that it established THE ORDER PEOPLE ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. TOP will offer a full set of services specifically designed to support a wide variety of third-party service needs including an e-commerce business model. By combining the Company's state-of-the-art distribution network with a multi-channel Customer Relationship Management (CRM) capability, clients have the ability to custom design their order fulfillment experience and then monitor and measure consumer satisfaction. The Company has extensive experience and ability to pick, pack, ship and track products with a wide range of physical attributes, making the Company an ideal partner for e-commerce merchants serving both business to business (B2B) and business to consumer (B2C), catalog merchants, retailers, and manufacturers. TOP enables the Company to leverage its core competencies in a broader context for third-party fulfillment.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In connection with TOP, the Company plans to open a new 654,000 state-of-the-art distribution air hub in Memphis, Tennessee in October 2000. In addition, the Company signed a lease for a 300,000 square foot distribution facility in Harrisburg, Pennsylvania, which should be operational in March 2001. Both distribution facilities will be dedicated to serving TOP's clients.

On July 3, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc from Corporate Express, a Buhrmann Company. The preliminary purchase price, subject to final review, was $11.3 million financed through the Company's Revolving Credit Facility. CallCenter Services is a customer outsourcing service company. CallCenter Services has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats. This acquisition will complement and significantly enhance the third-party fulfillment business of TOP. This operation is projected to generate approximately $20.0 million in annual service fee revenue. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The pro forma effects of the acquisition are not expected to be material.

Azerty Canada:

On July 7, 2000, the Company completed the acquisition of the net assets of Azerty Canada from Miami Computer Supply Corporation. The preliminary purchase price, subject to final review of the assets acquired and the liabilities assumed, was $31.5 million (U.S. dollars) financed through the Company's Revolving Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories which generates approximately $115.0 million (U.S. dollars) in annual sales. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The pro forma effects of the acquisition are not expected to be material.

3.       COMPREHENSIVE INCOME (in thousands)

                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                  June 30,
                                                       -----------------------------------      ---------------------------------
                                                            2000                1999                2000                 1999
                                                       ----------------    ---------------      --------------     --------------
Net income                                                   $ 16,292       $ 17,317                $ 40,216             $ 36,005
Unrealized currency translation adjustment                       (820)            76                    (459)                 311
                                                             --------       --------                --------             --------
Comprehensive income                                         $ 15,472       $ 17,393                $ 39,757             $ 36,316
                                                             ========       ========                ========             ========

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

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):


                                                      Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                   ------------------------   ------------------------
                                                      2000          1999         2000          1999
                                                   ----------    ----------   ----------    ----------
NUMERATOR:
    Income before extraordinary item               $   22,768    $   17,317   $   46,692    $   36,005
    Extraordinary item                                 (6,476)           --       (6,476)           --
                                                   ----------    ----------   ----------    ----------
    Net income                                     $   16,292    $   17,317   $   40,216    $   36,005
                                                   ==========    ==========   ==========    ==========

DENOMINATOR (in thousands):
    Denominator for basic earnings per share -
        Weighted average shares                        34,153        34,078       34,086        35,451

    Effect of dilutive securities:
        Employee stock options                            829           398          795           487
                                                   ----------    ----------   ----------    ----------

    Denominator for diluted earnings per share -
        Adjusted weighted average shares
            and assumed conversions                    34,982        34,476       34,881        35,938
                                                   ==========    ==========   ==========    ==========

    Earnings (loss) per common share:

        Basic
          Income before extraordinary item         $     0.67    $     0.51   $     1.37    $     1.02
          Extraordinary item                            (0.19)           --        (0.19)           --
                                                   ----------    ----------   ----------    ----------
          Net income per share                     $     0.48    $     0.51   $     1.18    $     1.02
                                                   ==========    ==========   ==========    ==========

        Diluted
          Income before extraordinary item         $     0.65    $     0.50   $     1.34    $     1.00
          Extraordinary item                            (0.18)           --        (0.19)           --
                                                   ----------    ----------   ----------    ----------
          Net income per share                     $     0.47    $    0 .50   $     1.15    $     1.00
                                                   ==========    ==========   ==========    ==========

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. LONG-TERM DEBT

Long-term debt consisted of the following amounts (dollars in thousands):

                                                                      As of          As of
                                                                     June 30,     December 31,
                                                                      2000           1999
                                                                 ------------    ------------
Revolver                                                         $         --    $     53,000
Tranche A term loan, due in installments until March 31, 2004          49,540          53,711
Tranche A-1 term loan, due in installments until June 30, 2005        150,000              --
8.375% Senior Subordinated Notes, due April 15, 2008                  100,000         100,000
12.75% Senior Subordinated Notes, due May 1, 2005                          --         100,000
Industrial development bonds, at market interest rates,
  maturing at various dates through 2011                               14,300          14,300
Industrial development bonds, at 66% to 78% of prime,
  maturing at various dates through 2004                               15,500          15,500
Other long-term debt                                                      253             416
                                                                 ------------    ------------
   Subtotal                                                           329,593         336,927
   Less - current maturities                                          (36,095)         (9,567)
                                                                 ------------    ------------
Total                                                            $    293,498    $    327,360
                                                                 ============    ============

The prevailing prime interest rate at June 30, 2000 and December 31, 1999 was 9.5% and 8.5%, respectively.

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement"). The Credit Agreement, among other things, provides for an additional $150.0 million, five year term loan facility (the "Tranche A-1 Facility").

At June 30, 2000, the available credit under the Credit Agreement included $199.5 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008, and $29.8 million of industrial revenue bonds.

The Term Loan Facilities consist of a $49.5 million Tranche A term loan facility (the "Tranche A Facility") and a $150.0 million Tranche A-1 Facility. Amounts outstanding under the Tranche A Facility are to be repaid in 15 quarterly installments ranging from $2.6 million at September 30, 2000 to $3.7 million at March 31, 2004. Amounts outstanding under the Tranche A-1 Facility are to be repaid in 20 quarterly installments ranging from $6.3 million at September 30, 2000 to $7.8 million at June 30, 2005.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004. The Company had zero outstanding under the Revolving Credit Facility at June 30, 2000.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.75% Senior Subordinated Notes:

On May 2, 2000, the Company redeemed the remaining $100.0 million of its 12.75% Senior Subordinated Notes (the "12.75% Notes"). The 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company recorded an after-tax extraordinary charge of approximately $6.5 million. This charge includes approximately $2.6 million (after-tax) related to the write-off of capitalized costs. The redemption was funded through the Company's Revolving Credit Facility. The Company's annual interest expense saving will be approximately $4.0 million based on a 325 basis point reduction to the interest rate and the elimination of the amortization of capitalized costs.

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes (the "8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of June 30, 2000, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

6. SUMMARIZED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

Azerty Incorporated, Positive ID Wholesale, and AP Support Services (collectively, the "Azerty Guarantor") and Lagasse Bros., Inc. ("Lagasse") guarantee the 8.375% Senior Subordinated Notes due 2008 (the "Notes") issued by USSC. The Azerty Guarantor Subsidiaries and Azerty de Mexico, S.A. de C.V. (collectively, the "Azerty Business") were acquired on April 3, 1998.

Summarized below is the combined financial data for the Azerty Business (subsequent to its acquisition by USSC) and Lagasse. Summarized financial data for the three and six months ended June 30, 2000 reflects the operations of Lagasse and the Azerty Business.


                                         As of                        As of
                                        June 30,                   December 31,
                                          2000                         1999
                                     -----------                   ------------
Balance Sheet Data:
  Current assets                     $   261,846                    $ 251,323
  Total assets                           377,944                      368,521
  Current liabilities                    127,072                       99,679
  Total liabilities                      127,451                      100,183

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                        Three Months Ended                       Six Months Ended
                                             June 30,                                June 30,
                               --------------------------------        ----------------------------------
                                    2000                 1999                2000                 1999
                               ----------------    ------------        -----------------    -------------
Income Statement Data:
  Net sales                         $241,739         $  196,353             $478,313           $ 372,063
  Gross margin                        23,817             19,271               46,238              37,355
  Operating income                    14,565              7,197               28,239              13,926
  Net income                           7,669              4,149               15,218               7,890

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. In July 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends certain terms and conditions of SFAS No.
133. The Company anticipates that SFAS No. 133 and 138 will not have a material impact on its consolidated financial statements.

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

The Order People:

On July 25, 2000, the Company announced that it established THE ORDER PEOPLE ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. TOP will offer a full set of services specifically designed to support a wide variety of third-party service needs including an e-commerce business model. By combining the Company's state-of-the-art distribution network with a multi-channel Customer Relationship Management (CRM) capability, clients have the ability to custom design their order fulfillment experience and then monitor and measure consumer satisfaction. The Company has extensive experience and ability to pick, pack, ship and track products with a wide range of physical attributes, making the Company an ideal partner for e-commerce merchants serving both business to business (B2B) and business to consumer (B2C), catalog merchants, retailers, and manufacturers. TOP enables the Company to leverage its core competencies in a broader context for third-party fulfillment.

In connection with TOP, the Company plans to open a new 654,000 state-of-the-art distribution air hub in Memphis, Tennessee in October 2000. In addition, the Company signed a lease for a 300,000 square foot distribution facility in Harrisburg, Pennsylvania, which should be operational in March 2001. Both distribution facilities will be dedicated to serving TOP's clients.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On July 3, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. The preliminary purchase price, subject to final review, was $11.3 million financed through the Company's Revolving Credit Facility. CallCenter Services is a customer outsourcing service company. CallCenter Services has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats. This acquisition will complement and significantly enhance the third-party fulfillment business of TOP. This operation is projected to generate approximately $20.0 million in annual service fee revenue. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The pro forma effects of the acquisition are not expected to be material.

Azerty Canada:

On July 7, 2000, the Company completed the acquisition of the net assets of Azerty Canada from Miami Computer Supply Corporation. The preliminary purchase price, subject to final review of the assets acquired and the liabilities assumed, was $31.5 million (U.S. dollars) financed through the Company's Revolving Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories which generates approximately $115.0 million (U.S. dollars) in annual sales. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The pro forma effects of the acquisition are not expected to be material.


SECOND QUARTER ENDED JUNE 30, 2000 COMPARED WITH THE
SECOND QUARTER ENDED JUNE 30, 1999

NET SALES. Net sales for the second quarter of 2000 totaled $928.9 million, up 16.0%, compared with $800.8 million in the first quarter of 1999. The Company experienced sales growth in all product categories, customer channels, and across all geographies.

The Company's sales into the office furniture market grew nearly 23%, compared with the prior year quarter. The Company is focusing on this product category recognizing the opportunity for increased sales penetration with existing customers and introducing new marketing programs to reach new customers. The continued strong sales growth in this category resulted from increased volume across all customer channels.

The janitorial and sanitation supply product category continued to achieve strong growth rates. These products are primarily distributed through the Lagasse operating unit, which achieved a growth rate of approximately 30%. This increase is based on continued market expansion into a fragmented industry. The growth within customer channels is mainly concentrated in national accounts, mail order, and within independent dealers.

Traditional office products experienced a growth rate in the low-teens versus the prior year quarter. The Company has been exceptionally successful with national accounts and mail order partners.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The computer supplies category remained strong, posting a growth rate in the low teens over the prior year quarter. This is a very competitive market with relatively low margins. However, based on the Company's scale and efficient distribution capabilities, sales will continue to increase as relationships with customers are strengthened. National accounts, mail order, and emerging channels continued to show strong growth.

GROSS MARGIN. Gross margin remained flat at 16.0% in the second quarter of 2000 and 1999.

OPERATING EXPENSES. Operating expenses as a percent of net sales were 11.0% in the second quarter of 2000 and 1999. The Company continues to take cost out of the core business by utilizing best practices across all facilities, employing more advanced technology, and continuing to leverage its infrastructure. This has allowed the Company to invest in the future by expanding its order fulfillment capabilities. The Company established TOP to operate as its third-party fulfillment provider for product categories beyond office products.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales remained flat at 5.0%.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.6% in 2000, compared with 1.0% in 1999. This reduction reflects the Company's strong cash flow and the continued leveraging of interest costs against higher sales. These transactions were partially offset by slightly higher interest rates on variable rate debt.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 2000 and 1999. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM. Income before taxes and extraordinary item as a percent of net sales increased to 4.1% from 3.7% in 1999.

INCOME TAXES. Income tax expense as a percent of net sales increased to 1.6% in 2000 from 1.5% in 1999. The effective tax rate declined to 40.2% in 2000 from 42.0% in 1999 due to a change in the mix of pre-tax earnings between states and higher pre-tax earnings with relatively constant nondeductible expenses, such as goodwill.

INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item totaled $22.8 million, or 2.5% of net sales, compared with $17.3 million, or 2.2% of net sales. Earnings per share assuming dilution on income before extraordinary item increased 30% to $0.65 from $0.50 last year.

EXTRAORDINARY ITEM. On May 2, 2000, the Company redeemed the remaining $100.0 million of its 12.75% Senior Subordinated Notes (the "12.75% Notes"). The 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company recorded an after-tax extraordinary charge of approximately $6.5 million, or 0.7% of net sales. This charge includes approximately $2.6 million (after-tax) related to the write-off of capitalized costs.

NET INCOME. Net income as a percent of net sales declined to 1.8% in 2000, compared with 2.2% in 1999.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE
SIX MONTHS ENDED JUNE 30, 1999

NET SALES. Net sales for the first six months of 2000 totaled $1.9 billion, up 17.4%, or 15.6% on equivalent workdays, compared with $1.6 billion in the first six months of 1999. The Company experienced sales growth in all product categories, customer channels, and across all geographies.

GROSS MARGIN. Gross margin declined to 16.0% in the first six months of 2000, compared with 16.1% in 1999. This decline reflects product mix and incremental freight costs. Pricing margin has been impacted by higher dealer rebates due to increased sales and strong growth among the Company's larger dealers who receive a higher rebate percentage due to volume. However, the increased volume also resulted in higher vendor allowances.

OPERATING EXPENSES. Operating expenses as a percent of net sales declined to 10.9% in the first six months of 2000, compared with 11.1% in the prior year. This decline reflects the Company's ability to gain operating leverage. At the same time, the higher than anticipated sales volume resulted in higher payroll and other warehouse expenses. The Company continues to take cost out of the core business by utilizing best practices across all facilities, employing more advanced technology, and continuing to leverage its infrastructure. This has allowed the Company to invest in the future by expanding its order fulfillment capabilities. The Company established TOP to operate as its third-party fulfillment provider for product categories beyond office products.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales increased to 5.1% in 2000 from 5.0% in 1999.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.7% in 2000, compared with 0.9% in 1999. This reduction reflects the Company's strong cash flow and the continued leveraging of interest costs against higher sales. These transactions were partially offset by slightly higher interest rates on variable rate debt.

OTHER EXPENSES. Other expense as a percent of net sales was 0.3% in 2000 and 1999. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM. Income before taxes and extraordinary item as a percent of net sales increased to 4.1% in 2000 from 3.8% in 1999.

INCOME TAXES. Income tax expense as a percent of net sales was 1.7% in 2000, compared with 1.6% in 1999. The effective tax rate declined to 40.5% in 2000 from 42.0% in 1999 due to a change in the mix of pre-tax earnings between states and higher pre-tax earnings with relatively constant nondeductible expenses, such as goodwill.

INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item totaled $46.7 million, or 2.4% of net sales, compared with $36.0 million, or 2.2% of net sales. Earnings per share assuming dilution on income before extraordinary item increased 34% to $1.34 from $1.00 last year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXTRAORDINARY ITEM. On May 2, 2000, the Company redeemed the remaining $100.0 million of its 12.75% Senior Subordinated Notes (the "12.75% Notes"). The 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company recorded an after-tax extraordinary charge of approximately $6.5 million, or 0.3% of net sales. This charge includes approximately $2.6 million (after-tax) related to the write-off of capitalized costs.

NET INCOME. Net income as a percent of net sales declined to 2.1% in 2000, compared with 2.2% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement"). The Credit Agreement, among other things, provides for an additional $150.0 million, five year term loan facility (the "Tranche A-1 Facility").

At June 30, 2000, the available credit under the Credit Agreement included $199.5 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008, and $29.8 million of industrial revenue bonds.

The Term Loan Facilities consist of a $49.5 million Tranche A term loan facility (the "Tranche A Facility") and a $150.0 million Tranche A-1 Facility. Amounts outstanding under the Tranche A Facility are to be repaid in 15 quarterly installments ranging from $2.6 million at September 30, 2000 to $3.7 million at March 31, 2004. Amounts outstanding under the Tranche A-1 Facility are to be paid in 20 quarterly installments ranging from $6.3 million at September 30, 2000 to $7.8 million at June 30, 2005.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004. The Company had zero outstanding under the Revolving Credit Facility at June 30, 2000.

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of domestic direct and indirect subsidiaries of USSC (excluding TOP) and certain of the direct and indirect foreign subsidiaries of USSC (excluding USS Receivables Company, Ltd.) and security interests and liens upon all accounts receivable, inventory, contract rights and certain real property of USSC and its domestic subsidiaries, other than TOP, and excluding accounts receivables sold in connection with the Receivables Securitization Program.

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a set range. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), excluding the EBITDA of TOP. The Tranche A Facility and Revolving Credit Facility bear interest at the prime rate plus 0% to 1.00%, or, at the Company's option, the London Interbank Offering Rate ("LIBOR") plus 1.25% to 2.25%. The Tranche A-1 Facility bears interest at the prime rate plus 0.25% to 1.25%, or, at the Company's option, LIBOR plus 1.50% to 2.50%.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. At June 30, 2000, the Company was in compliance with all covenants.

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

12.75% Senior Subordinated Notes

On May 2, 2000, the Company redeemed the remaining $100.0 million of its 12.75% Senior Subordinated Notes (the "12.75% Notes"). The 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company recorded an after-tax extraordinary charge of approximately $6.5 million in the second quarter of 2000. This charge includes approximately $2.6 million (after-tax) related to the write-off of capitalized costs. The redemption was funded through the Company's Revolving Credit Facility. The Company's annual interest expense saving will be approximately $4.0 million based on a 325 basis point reduction to the interest rate and the elimination of the amortization of capitalized costs.

8.375% Senior Subordinated Notes

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of June 30, 2000 the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in 8.375% Notes Indenture) on a senior subordinated basis. The Notes are redeemable on April 15, 2003 in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Receivables Securitization Program

The Receivables Securitization Program allows the Company to sell eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the USS Receivables Company, Ltd. (the "Receivables Company"), a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. At June 30, 2000, the Company had $146.0 million of off-balance-sheet financing provided by this program. Proceeds from this financing were used to repay certain indebtedness. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income under the caption Other Expense.

Affiliates of PNC Bank and Chase Manhattan Bank act as funding agents. Other commercial banks, in agreement with Chase Manhattan Bank, rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of June 30, 2000 exclude approximately $146.0 million of accounts receivable sold to the Receivables Company.

Cash Flow

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                                       For the Six Months
                                                                         Ended June 30,
                                                                -------------------------------
                                                                   2000                 1999
                                                                ---------             ---------
                                                                    (dollars in thousands)
         Net cash provided by operating activities              $ 30,832              $  42,245
         Net cash used in investing activities                   (15,378)               (13,070)
         Net cash used in financing activities                    (6,774)               (31,470)

Net cash provided by operating activities for the six months ended June 30, 2000 decreased to $30.8 million from $42.2 million in the comparable prior year period. This decrease was primarily due to a $17.1 million decrease in accrued liabilities and a $16.4 million increase in accounts receivable partially offset by a $10.7 million increase in income before extraordinary item, a $4.3 million decrease in inventory and a $5.9 million decrease in prepaid expenses.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used in investing activities for the six months ended June 30, 2000 was $15.4 million compared with $13.1 million used in the prior period. This increase is due to lower proceeds from the sale of property, plant, and equipment totaling $3.2 million partially offset by a $0.9 million reduction in capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2000 was $6.8 million compared with $31.5 million in the prior period. This decrease was primarily due to borrowings under the Tranche A-1 Facility of $150.0 million in 2000 and $50.0 million in financing used during 1999 to repurchase common stock. These transactions were partially offset by net repayments of $53.0 million under the Revolving Credit Facility in the current year compared with $20.0 million of net borrowings last year and the repayment of the $100.0 million 12.75% Notes in May 2000.

Year 2000 Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at June 30, 2000 of $329.6 million and $146.0. million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 21% of the outstanding debt and Receivables Exposure are priced at interest rates that are fixed. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an approximate $1.9 million annualized increase or decrease in interest expense, loss on the sale of certain accounts receivable and cash flows.

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

         Not applicable

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of United Stationers Inc. held on May 10, 2000, the following matters were voted on:

         (a) Election of Directors: For the election of the following persons to serve as directors of the corporation for a three year term expiring in 2003, or until their respective successors shall be duly elected and qualified:

         Class II Directors:


                                                     Number of Votes
                                             --------------------------------
                                                  For             Withheld
                                             --------------    --------------
              -- Frederick B. Hegi             26,815,451          185,272
              -- Randall W. Larrimore          23,546,110        3,454,613
              -- Ilene S. Gordon               26,552,609          448,114

         (b)  Approval of 2000 Management Equity Plan:


                                Number of Votes
              ----------------------------------------------------
                   For              Against            Abstain
              --------------     --------------     --------------
                14,750,845         8,685,773           61,203

         (c)  Approval of Management Incentive Plan:


                                Number of Votes
              ----------------------------------------------------
                   For              Against            Abstain
              --------------     --------------     --------------
                25,819,003         1,131,016           50,703

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 5   OTHER INFORMATION

         Not applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit
          Number
          -------
          2        Not applicable

          11       Not applicable

          10.99 Third Amended and Restated Credit Agreement, dated June 29, 2000, among USSC, the Company, the lenders parties thereto, and The Chase Manhattan Bank, as administrative agent.

          10.990 Third Amended and Restated Security Agreement, dated June 29, 2000, between USSC and The Chase Manhattan Bank, as administrative agent.

          10.991 Amended and Restated Subsidiary Guarantee and Security Agreement, dated June 29, 2000, between each of the Subsidiaries of USSC and the Chase Manhattan Bank, as administrative agent.

          10.992 Second Amended and Restated Pledge Agreement, dated June 29, 2000, between United and the Chase Manhattan Bank, as administrative agent.

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



                                      UNITED STATIONERS INC.
                                   UNITED STATIONERS SUPPLY CO.
                                 ---------------------------------
                                          (Registrant)







Date:   August 11, 2000            /s/ Randall W. Larrimore
       ----------------            --------------------------------------------
                                   Randall W. Larrimore
                                   Director, President, Chief Executive Officer
                                   and Interim Chief Financial Officer

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS


         (a)      Exhibit
                  Number
                  --------
                  2        Not applicable

                  11       Not applicable

                  10.99 Third Amended and Restated Credit Agreement, dated June 29, 2000, among USSC, the Company, the lenders parties thereto, and The Chase Manhattan Bank, as administrative agent.

                  10.990 Third Amended and Restated Security Agreement, dated June 29, 2000, between USSC and The Chase Manhattan Bank, as administrative agent.

                  10.991 Amended and Restated Subsidiary Guarantee and Security Agreement, dated June 29, 2000, between each of the Subsidiaries of USSC and the Chase Manhattan Bank, as administrative agent.

                  10.992 Second Amended and Restated Pledge Agreement, dated June 29, 2000, between United and the Chase Manhattan Bank, as administrative agent.

                  15.1 Letter regarding unaudited interim financial information

                  18       Not applicable

                  19       Not applicable

                  22       Not applicable

                  23       Not applicable

                  2        Not applicable

                  27.1     Financial Data Schedule - United Stationers Inc.

                  27.2     Financial Data Schedule - United Stationers Supply
                           Co.

                  99       Not applicable