Form 10-Q
period 2000-09-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2000-11-14
CIK 355999, 945633

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2000
                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

Commission file numbers:      United Stationers Inc.:            0-10653
                              United Stationers Supply Co.:      33-59811


                             UNITED STATIONERS INC.
                          UNITED STATIONERS SUPPLY CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


United Stationers Inc.:       Delaware  United Stationers Inc.: 36-3141189
United Stationers Supply Co.: Illinois  United Stationers Supply Co.:36-2431718
----------------------------  -------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


2200 East Golf Road, Des Plaines, Illinois                60016-1267
------------------------------------------                ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (847) 699-5000

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

On November 9, 2000, United Stationers Inc. had outstanding 34,237,400 shares of Common Stock, par value $0.10 per share. On November 9, 2000, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000




                          INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----


         IMPORTANT EXPLANATORY NOTE                                            1


         Independent Accountants' Review Report                                2


         Condensed Consolidated Balance Sheets as of
            September 30, 2000 and December 31, 1999                           3


         Condensed Consolidated Statements of Income
            for the Three and Nine Months ended September 30, 2000 and 1999    4

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended September 30, 2000 and 1999              6


         Notes to Condensed Consolidated Financial Statements                  7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     14


PART II - OTHER INFORMATION                                                   22
---------------------------

SIGNATURE                                                                     23
---------

INDEX TO EXHIBITS                                                             24
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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




Chicago, Illinois
October 20, 2000

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                        (Unaudited)        (Audited)
                                                                       September 30,      December 31,
                                                                           2000              1999
                                                                     ---------------   ---------------
ASSETS
  Current assets:
    Cash and cash equivalents                                         $    22,525      $    18,993
    Accounts receivable, net                                              342,977          263,432
    Inventories                                                           597,484          607,682
    Other current assets                                                   24,348           24,424
                                                                      -----------      -----------
           Total current assets                                           987,334          914,531

  Property, plant and equipment, net                                      186,059          167,544
  Goodwill, net                                                           181,326          181,456
  Other                                                                    18,650           16,372
                                                                      -----------      -----------
           Total assets                                               $ 1,373,369      $ 1,279,903
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                  $   377,577      $   346,558
    Accrued liabilities                                                   152,273          142,858
    Current maturities of long-term debt                                   38,220            9,567
                                                                      -----------      -----------
           Total current liabilities                                      568,070          498,983

  Deferred income taxes                                                    21,382           28,926
  Long-term obligations                                                   308,563          345,985
                                                                      -----------      -----------
           Total liabilities                                              898,015          873,894

  Stockholders' equity:
    Common stock, $0.10 par value, authorized 100,000,000 shares,
           issued 37,213,207 shares in 2000 and 1999                        3,721            3,721
    Additional paid-in capital                                            303,021          304,288
    Treasury stock, at cost - 2,940,330 shares in 2000 and
          3,220,481 shares in 1999                                        (44,851)         (49,145)
    Retained earnings                                                     214,905          148,262
    Accumulated translation adjustment                                     (1,442)          (1,117)
                                                                      -----------      -----------
           Total stockholders' equity                                     475,354          406,009
                                                                      -----------      -----------
           Total liabilities and stockholders' equity                 $ 1,373,369      $ 1,279,903
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

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                      Three Months Ended
                                                                         September 30,
                                                                   -----------------------
                                                                       2000        1999
                                                                    --------     ---------
Net sales                                                           $998,976     $877,802

Cost of goods sold                                                   835,080      733,752
                                                                    --------     --------

Gross profit                                                         163,896      144,050

Operating expenses:
     Warehousing, marketing and administrative expenses              110,015       96,200
                                                                    --------     --------

Income from operations                                                53,881       47,850

Interest expense                                                       6,855        6,853


Other expense                                                          2,834        2,575
                                                                    --------     --------

Income before income taxes                                            44,192       38,422

Income taxes                                                          17,765       16,129
                                                                    --------     --------
Net income                                                          $ 26,427     $ 22,293
                                                                    ========     ========

Net income per common share:
     Net income per share                                           $   0.77     $   0.66
                                                                    ========     ========
     Average number of common shares outstanding (in thousands)       34,239       33,970

Net income per common share-assuming dilution:
     Net income per share                                           $   0.76     $   0.65
                                                                    ========     ========
     Average number of common shares outstanding (in thousands)       34,926       34,472

            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                        Three Months Ended
                                                                           September 30,
                                                                    -------------------------
                                                                       2000           1999
                                                                    ----------     ----------
Net sales                                                           $2,907,261     $2,502,816

Cost of goods sold                                                   2,437,234      2,096,609
                                                                    ----------     ----------

Gross profit                                                           470,027        406,207

Operating expenses:
     Warehousing, marketing and administrative expenses                319,376        276,713
                                                                    ----------     ----------

Income from operations                                                 150,651        129,494

Interest expense                                                        19,826         21,963

Other expense                                                            8,215          7,032
                                                                    ----------     ----------

Income before income taxes and extraordinary item                      122,610        100,499

Income taxes                                                            49,491         42,201
                                                                    ----------     ----------
Income before extraordinary item                                        73,119         58,298

Extraordinary item - loss on early retirement of debt,
  net of tax benefit of $4,248                                           6,476           --
                                                                    ----------     ----------

Net income                                                          $   66,643     $   58,298
                                                                    ==========     ==========

Net income (loss) per common share:

     Income before extraordinary item                               $     2.14     $     1.67

     Extraordinary item                                                  (0.19)          --
                                                                    ----------     ----------
     Net income per share                                           $     1.95     $     1.67
                                                                    ==========     ==========
     Average number of common shares outstanding (in thousands)         34,137         34,952

Net income (loss) per common share-assuming dilution:

     Income before extraordinary item                               $     2.10     $     1.64

     Extraordinary item                                                  (0.19)          --
                                                                    ----------     ----------
     Net income per share                                           $     1.91     $     1.64
                                                                    ==========     ==========
     Average number of common shares outstanding (in thousands)         34,890         35,448


            See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                           2000            1999
                                                        -----------   ---------
Cash Flows From Operating Activities:
    Net income                                          $  66,643     $  58,298
    Depreciation and amortization                          22,906        21,614
    Amortization of capitalized financing costs             1,260         1,339
    Extraordinary item - early retirement of debt          10,724          --
    Changes in operating assets and liabilities           (18,204)        9,748
                                                        ---------     ---------
        Net cash provided by operating activities          83,329        90,999


Cash Flows From Investing Activities:
    Capital expenditures                                  (29,459)      (21,641)
    Acquisition of CallCenter Services                    (10,590)         --
    Acquisition of Azerty Canada                          (31,717)         --
    Proceeds from disposition of property, plant
        and equipment                                        --           3,260
                                                        ---------     ---------
        Net cash used in investing activities             (71,766)      (18,381)


Cash Flows From Financing Activities:
     Retirements and principal payments on debt          (113,235)       (6,115)
     Borrowings under financing agreement                 150,000          --
     Net repayments under revolver                        (46,000)      (24,000)
     Issuance of common shares                              3,877         2,656
     Payment of employee withholding tax related to
        stock option exercises                             (2,447)       (2,519)
     Repurchase of common stock                              --         (49,600)
     Other                                                   (226)          523
                                                        ---------     ---------
        Net cash used in financing activities              (8,031)      (79,055)
                                                        ---------     ---------


Net change in cash and cash equivalents                     3,532        (6,437)
Cash and cash equivalents, beginning of period             18,993        19,038
                                                        ---------     ---------
Cash and cash equivalents, end of period                $  22,525      $  12,601
                                                        =========      =========
Other Cash Flow Information:
    Income taxes paid                                   $  50,292      $  41,067
    Interest paid                                          19,137         15,590
    Discount on the sale of accounts receivable             7,797          6,516

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

2.   OPERATIONS

The Company operates in a single segment as the nation's largest wholesale distributor of business products in North America. The Company offers approximately 35,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers - such as computer products resellers, office furniture dealers, office products superstores, janitorial and sanitation supply distributors, e-tailers, warehouse clubs, mail order houses and mass merchandisers. For the nine months ended September 30, 2000, no single customer accounted for more than 10% of the Company's net sales. However, U.S. Office Products Co. accounted for approximately 8% of the Company's net sales. The Company has a distribution network of 67 regional distribution centers and three distribution centers that serve the Canadian marketplace. Through its integrated mainframe systems, the Company provides a high level of customer service and overnight delivery.

The Order People:

On July 25, 2000, the Company announced that it established The Order People ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. TOP will offer a full set of services specifically designed to support a wide variety of third-party service needs. By combining the Company's state-of-the-art distribution network with a multi-channel Customer Relationship Management (CRM) capability, clients have the ability to custom design their order fulfillment experience and then monitor and measure consumer satisfaction. The Company has extensive experience and ability to pick, pack, ship and track products with a wide range of physical attributes. TOP enables the Company to leverage these core competencies in a broader context for third-party logistics and fulfillment.

In connection with TOP, the Company has opened a new 654,000 square foot state-of-the-art distribution and service center in Memphis, Tennessee and plans to open a 300,000 square foot distribution facility in Harrisburg, Pennsylvania, in March 2001. In addition, the Company is planning the addition of a West Coast facility to open in the second quarter of 2001. These distribution facilities will give the Company an optimal distribution model for third-party logistics and fulfillment dedicated to serving TOP's clients.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On July 3, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. The purchase price, subject to final adjustments, was $10.6 million financed through the Company's Senior Credit Facility. CallCenter Services is a customer outsourcing service company. CallCenter Services has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats. This acquisition will complement and significantly enhance the third-party fulfillment business of TOP. This operation is projected to generate approximately $20.0 million in annual service fee revenue. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated on a preliminary basis to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The pro forma effects of the acquisition are not material.


Azerty Canada:

On July 7, 2000, the Company completed the acquisition of the net assets of Azerty Canada from Miami Computer Supply Corporation. The purchase price, subject to final adjustments, was $31.7 million (U.S. dollars) financed through the Company's Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories which generates approximately $115.0 million (U.S. dollars) in annual sales. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated on a preliminary basis to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The pro forma effects of the acquisition are not material.

3.  STOCK REPURCHASE PROGRAM

On October 23, 2000, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million of the company's common stock. Purchases will be made from time-to-time in the open market or in privately negotiated transactions. As of November 9, 2000, the Company had repurchased 65,000 shares of common stock at a cost of approximately $1.8 million.

4.  COMPREHENSIVE INCOME (in thousands)


                                                               Three Months Ended                   Nine Months Ended
                                                                 September 30,                         September 30,
                                                       -------------------------------      -------------------------------
                                                            2000               1999             2000                1999
                                                       ------------        -----------      -----------         -----------
Net income                                                $ 26,427           $ 22,293         $ 66,643            $ 58,298
Unrealized currency translation adjustment                     134                (51)            (325)                260
                                                       -----------         ----------       ----------          ----------
Comprehensive income                                      $ 26,561           $ 22,242         $ 66,318            $ 58,558
                                                       ===========         ==========       ==========          ==========


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

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                     2000             1999         2000               1999
                                                                  ---------        ---------    -----------        --------
NUMERATOR:
    Income before extraordinary item                                $26,427         $22,293     $   73,119          $58,298
    Extraordinary item                                                 --              --           (6,476)            --
                                                                    -------         -------     ----------          -------
    Net income                                                      $26,427         $22,293     $   66,643          $58,298
                                                                    =======         =======     ==========          =======
DENOMINATOR (in thousands):
    Denominator for basic earnings per share -
        Weighted average shares                                      34,239          33,970         34,137           34,952

    Effect of dilutive securities:
        Employee stock options                                          687             502            753              496
                                                                    -------         -------     ----------          -------
    Denominator for diluted earnings per share -
        Adjusted weighted average shares
            and assumed conversions                                  34,926          34,472         34,890           35,448
                                                                    =======         =======     ==========          =======
    Earnings (loss) per common share:
        Basic
          Income before extraordinary item                          $  0.77         $  0.66     $     2.14          $  1.67
          Extraordinary item                                           --              --            (0.19)         --
                                                                    -------         -------     ----------          -------
          Net income per share                                      $  0.77         $  0.66     $     1.95          $  1.67
                                                                    =======         =======     ==========          =======
        Diluted
          Income before extraordinary item                          $  0.76         $  0.65     $     2.10          $  1.64
          Extraordinary item                                           --              --            (0.19)           --
                                                                    -------         -------     ----------          -------
          Net income per share                                      $  0.76         $ 0 .65     $     1.91          $  1.64
                                                                    =======         =======     ==========          =======

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.       LONG-TERM DEBT

Long-term debt consisted of the following amounts (dollars in thousands):

                                                                            As of           As of
                                                                        September 30,    December 31,
                                                                            2000            1999
                                                                       --------------    ------------
Revolver                                                                 $   7,000       $  53,000
Tranche A term loan, due in installments until March 31, 2004               46,932          53,711
Tranche A-1 term loan, due in installments until September 30, 2005        143,750            --
8.375% Senior Subordinated Notes, due April 15, 2008                       100,000         100,000
12.75% Senior Subordinated Notes, due May 1, 2005                             --           100,000
Industrial development bonds, at market interest rates,
  maturing at various dates through 2011                                    14,300          14,300
Industrial development bonds, at 66% to 78% of prime,
  maturing at various dates through 2004                                    15,500          15,500
Other long-term debt                                                           284             416
                                                                         ---------       ---------
   Subtotal                                                                327,766         336,927
   Less - current maturities                                               (38,220)         (9,567)
                                                                         ---------       ---------
Total                                                                    $ 289,546       $ 327,360
                                                                         =========       =========


The prevailing prime interest rate at September 30, 2000 and December 31, 1999 was 9.5% and 8.5%, respectively.

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement"). The Credit Agreement, among other things, provides for an additional $150.0 million, five year term loan facility (the "Tranche A-1 Facility").

At September 30, 2000, the available credit under the Credit Agreement included $190.7 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008, and $29.8 million of industrial revenue bonds.

The Term Loan Facilities consist of a $46.9 million Tranche A term loan facility (the "Tranche A Facility") and a $143.8 million Tranche A-1 Facility. Amounts outstanding under the Tranche A Facility are to be repaid in 14 quarterly installments ranging from $2.6 million at December 31, 2000 to $3.7 million at March 31, 2004. Amounts outstanding under the Tranche A-1 Facility are to be repaid in 19 quarterly installments ranging from $6.3 million at December 31, 2000 to $7.8 million at June 30, 2005.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004. The Company had $7.0 million outstanding under the Revolving Credit Facility at September 30, 2000.

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

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes (the "8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of September 30, 2000, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

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

Summarized below is the combined financial data for the Azerty Business and Lagasse.

                                         As of                As of
                                     September 30,        December 31,
                                          2000                1999
                                     -------------     -----------------
Balance Sheet Data:
  Current assets                      $  275,675           $ 251,323
  Total assets                           391,206             368,521
  Current liabilities                    136,850              99,679
  Total liabilities                      137,219             100,183

                     UNITED STATIONERS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                          ------------------------------------    --------------------------------------
                                               2000                 1999                2000                 1999
                                          ----------------   -----------------    -----------------    -----------------
Income Statement Data:
  Net sales                                  $252,533        $  220,089               $730,846            $ 592,152
  Gross margin                                 25,090            21,587                 71,329               58,942
  Operating income                             13,936             8,119                 42,175               22,045
  Net income                                    8,450             4,563                 23,668               12,453


8.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," agreeing that shipping and handling fees billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. In September 2000, the EITF agreed that shipping and handling costs can be classified anywhere in the statement of earnings, except they cannot be netted against sales. If shipping and handling costs are not included in costs of goods sold, the amount and classification of these expenses must be disclosed in the footnotes to the financial statements. Currently, the Company classifies shipping and handling fees as an offset to shipping and handling costs in cost of goods sold. This consensus must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt EITF Issue 00-10 in the fourth quarter of 2000 and restate all prior periods presented to comply with the classification guidelines of this Issue. The adoption of EITF Issue 00-10 will result in an increase to net sales and an increase to cost of goods sold, resulting in no impact to earnings before interest and taxes.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. The Company sells certain trade receivables to a third party, and this statement may require the Company to disclose more information about these transactions. The Company will adopt SFAS No. 140 in the fourth quarter of 2000, when the new disclosure requirements become effective. The Company is evaluating the financial statement impact of SFAS No. 140.

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

The Order People:

On July 25, 2000, the Company announced that it established THE ORDER PEOPLE ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. TOP will offer a full set of services specifically designed to support a wide variety of third-party service needs. By combining the Company's state-of-the-art distribution network with a multi-channel Customer Relationship Management (CRM) capability, clients have the ability to custom design their order fulfillment experience and then monitor and measure consumer satisfaction. The Company has extensive experience and ability to pick, pack, ship and track products with a wide range of physical attributes. TOP enables the Company to leverage its core competencies in a broader context for third-party logistics and fulfillment.

In connection with TOP, the Company has opened a new 654,000 square foot state-of-the-art distribution and service center in Memphis, Tennessee and plans to open a 300,000 square foot distribution facility in Harrisburg, Pennsylvania, in March 2001. In addition, the Company is planning the addition of a West Coast facility to open in the second quarter of 2001. These distribution facilities will give the Company an optimal distribution model for third-party logistics and fulfillment dedicated to serving TOP's clients.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On July 3, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. The preliminary purchase price, subject to adjustments, was $10.6 million financed through the Company's Senior Credit Facility. CallCenter Services is a customer outsourcing service company. CallCenter Services has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats. This acquisition will complement and significantly enhance the third-party fulfillment business of TOP. This operation is projected to generate approximately $20.0 million in annual service fee revenue. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated on a preliminary basis to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The pro forma effects of the acquisition are not material.

Azerty Canada:

On July 7, 2000, the Company completed the acquisition of the net assets of Azerty Canada from Miami Computer Supply Corporation. The preliminary purchase price, subject to final adjustments, was $31.7 million (U.S. dollars) financed through the Company's Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories which generates approximately $115.0 million (U.S. dollars) in annual sales. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated on a preliminary basis to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The pro forma effects of the acquisition are not material.

Third Quarter Ended September 30, 2000 compared with the
Third Quarter Ended September 30, 1999
--------------------------------------------------------

NET SALES. Net sales for the third quarter of 2000 totaled $999.0 million, up 13.8%, compared with $877.8 million in the third quarter of 1999. The Company experienced sales growth in all product categories, customer channels, and across all geographies.

 The Company's sales of office furniture grew nearly 16%, compared with the prior year quarter. The Company is focusing on this product category recognizing the opportunity for increased sales penetration with existing customers and introducing new marketing programs to reach new customers. The continued strong sales growth in this category resulted from increased volume across all customer channels.

The janitorial and sanitation supply product category continued to achieve strong growth rates. These products are primarily distributed through the Lagasse operating unit, which achieved a growth rate of approximately 29%. This increase is based on continued market expansion into a fragmented industry. The growth within customer channels is mainly concentrated in national accounts, mail order, and within independent dealers.

Traditional office products experienced a growth rate in the low-teens versus the prior year quarter. The Company continues to be successful with national accounts and mail order partners.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The computer supplies category remained strong, posting a growth rate in the mid-single digits over the prior- year quarter. This is a very competitive market with relatively low margins. However, the Company believes sales will continue to increase as relationships with customers are strengthened and based on the Company's scale and efficient distribution capabilities the EBIT rate is expected to remain strong. National accounts, mail order, and emerging channels continued to show strong growth.

GROSS MARGIN. Gross margin remained flat at 16.4% in the third quarter of 2000 and 1999. The Company continues to experience strong growth with its larger customers resulting in higher dealer discounts offset by the Company's ability to achieve higher levels of allowances and discounts from its vendors.

OPERATING EXPENSES. Operating expenses as a percent of net sales were 11.0% in the third quarter of 2000 and 10.9% in 1999. The Company continues to take cost out of the core business by utilizing best practices across all facilities, employing more advanced technology, and continuing to leverage its infrastructure. This has allowed the Company to invest in the future by expanding its order fulfillment capabilities. The Company established TOP to operate as its third-party fulfillment provider for product categories beyond office products. The Company invested approximately $1.7 million in TOP during the third quarter of 2000. Excluding these investments, the operating expense ratio would have been 10.8%.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales declined to 5.4%, or 5.6% excluding the TOP investments, in 2000 compared with 5.5% in 1999.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.7% in 2000, compared with 0.8% in 1999. This reduction reflects the Company's continued leveraging of interest costs against higher sales and the interest expense savings related to the redemption of the 12.75% Notes partially offset by slightly higher interest rates on variable rate debt.

OTHER EXPENSE. Other expense as a percent of net sales was 0.3% in 2000 and 1999. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE TAXES. Income before taxes as a percent of net sales remained flat at 4.4% in the third quarter of 2000 and 1999.

INCOME TAXES. Income tax expense as a percent of net sales remained flat at 1.8% in the third quarter of 2000 and in 1999.

NET INCOME. Net income totaled $26.4 million, or 2.6% of net sales, compared with $22.3 million, or 2.6% of net sales. Earnings per share assuming dilution increased 17% to $0.76 from $0.65 last year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 compared with the
Nine Months Ended September 30, 1999
------------------------------------------------------

NET SALES. Net sales for the first nine months of 2000 totaled $2.9 billion, up 16.2%, or 15.6% on equivalent workdays, compared with $2.5 billion in the first nine months of 1999. The Company experienced sales growth in all product categories, customer channels, and across all geographies.

GROSS MARGIN. Gross margin remained flat at 16.2% for the first nine months of 2000 and 1999. Pricing margin has been impacted by higher dealer rebates due to increased sales and strong growth among the Company's larger dealers who receive a higher rebate percentage due to volume. However, the increased volume also resulted in higher vendor allowances.

OPERATING EXPENSES. Operating expenses as a percent of net sales were flat at 11.0% in the first nine months of 2000 and 1999. The Company continues to take cost out of the core business by utilizing best practices across all facilities, employing more advanced technology, and continuing to leverage its infrastructure. This has allowed the Company to invest in the future to expand its order fulfillment capabilities.

INCOME FROM OPERATIONS. Income from operations as a percent of net sales remained flat at 5.2% in 2000 and in 1999.

INTEREST EXPENSE. Interest expense as a percent of net sales was 0.7% in 2000, compared with 0.9% in 1999. This reduction reflects the Company's continued leveraging of interest costs against higher sales and the interest expense savings related to the redemption of the 12.75% Notes partially offset by slightly higher interest rates on variable rate debt.

OTHER EXPENSES. Other expense as a percent of net sales was 0.3% in 2000 and 1999. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain interest rates.

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM. Income before taxes and extraordinary item as a percent of net sales increased to 4.2% in 2000 from 4.0% in 1999.

INCOME TAXES. Income tax expense as a percent of net sales was 1.7% in 2000 and in 1999. The effective tax rate declined to 40.4% in 2000 from 42.0% in 1999 due to a change in the mix of pre-tax earnings between states and higher pre-tax earnings with relatively constant nondeductible expenses, such as goodwill.

INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item totaled $73.1 million, or 2.5% of net sales, compared with $58.3 million, or 2.3% of net sales in 1999. Earnings per share assuming dilution based on income before extraordinary item increased 28% to $2.10 from $1.64 last year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXTRAORDINARY ITEM. On May 2, 2000, the Company redeemed the remaining $100.0 million of its 12.75% Senior Subordinated Notes (the "12.75% Notes"). The 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company recorded an after-tax extraordinary charge of approximately $6.5 million, or 0.2% of net sales. This charge includes approximately $2.6 million (after-tax) related to the write-off of capitalized costs.

NET INCOME. Net income as a percent of net sales remained flat at 2.3% in 2000 and in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement"). The Credit Agreement, among other things, provides for an additional $150.0 million, five-year term loan facility (the "Tranche A-1 Facility").

At September 30, 2000, the available credit under the Credit Agreement included $190.7 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008, and $29.8 million of industrial revenue bonds.

The Term Loan Facilities consist of a $46.9 million Tranche A term loan facility (the "Tranche A Facility") and a $143.8 million Tranche A-1 Facility. Amounts outstanding under the Tranche A Facility are to be repaid in 14 quarterly installments ranging from $2.6 million at December 31, 2000 to $3.7 million at March 31, 2004. Amounts outstanding under the Tranche A-1 Facility are to be paid in 19 quarterly installments ranging from $6.3 million at December 31, 2000 to $7.8 million at June 30, 2005.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004. The Company had $7.0 million outstanding under the Revolving Credit Facility at September 30, 2000.

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of domestic direct and indirect subsidiaries of USSC (excluding TOP) and certain of the direct and indirect foreign subsidiaries of USSC (excluding USS Receivables Company, Ltd.) and security interests and liens upon all accounts receivable, inventory, contract rights and certain real property of USSC and its domestic subsidiaries, other than TOP, and excluding accounts receivable sold in connection with the Receivables Securitization Program.

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

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. At September 30, 2000, the Company was in compliance with all covenants.

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

8.375% Senior Subordinated Notes

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of September 30, 2000 the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in 8.375% Notes Indenture) on a senior subordinated basis. The Notes are redeemable on April 15, 2003 in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Receivables Securitization Program

The Receivables Securitization Program allows the Company to sell eligible receivables (except for certain excluded receivables, which initially includes all receivables from the Azerty Business and Lagasse) to the USS Receivables Company, Ltd. (the "Receivables Company"), a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible receivables to a third-party, multi-seller asset-backed commercial paper program existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade receivables includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible receivables created thereafter. At September 30, 2000, the Company had $160.0 million of off-balance-sheet financing provided by this program. Proceeds from this financing were used to repay certain indebtedness. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income under the caption Other Expense.

Affiliates of PNC Bank and Chase Manhattan Bank act as funding agents. Other commercial banks, in agreement with Chase Manhattan Bank, rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the receivables by the Receivables Company under a 364-day liquidity facility. The proceeds from the Receivables Securitization Program were used to reduce borrowings under the Company's Revolving Credit Facility. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of September 30, 2000 exclude approximately $160.0 million of accounts receivable sold to the Receivables Company.

Cash Flow

The statements of cash flows for the Company for the periods indicated are summarized below:


                                                                   For the Nine Months
                                                                    Ended September 30,
                                                            --------------------------------
                                                              2000                   1999
                                                            --------              ----------
                                                                 (dollars in thousands)
         Net cash provided by operating activities          $ 83,329              $  90,999
         Net cash used in investing activities               (71,766)               (18,381)
         Net cash used in financing activities                (8,031)               (79,055)


Net cash provided by operating activities for the nine months ended September 30, 2000 decreased to $83.3 million from $91.0 million in the comparable prior year period. This decrease was primarily due to a $13.1 million decrease in accounts payable, a $11.3 million decrease in accrued liabilities, and a $8.6 million increase in accounts receivable partially offset by a $14.8 million increase in income before extraordinary item, and a $12.5 million decrease in prepaid expenses.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used in investing activities for the nine months ended September 30, 2000 was $71.8 million compared with $18.4 million used in the prior period. This increase is primarily due to acquisition of CallCenter Services for $11.3 million, Azerty Canada for $31.5 million and $10.6 million of incremental net capital expenditures during 2000.

Net cash used in financing activities for the nine months ended September 30, 2000 was $8.0 million compared with $79.1 million in the prior period. This decrease was primarily due to borrowings under the Tranche A-1 Facility of $150.0 million in 2000 and $50.0 million in financing used during 1999 to repurchase common stock. These transactions were partially offset by net repayments of $46.0 million under the Revolving Credit Facility in the current year compared with $24.0 million of net borrowings last year, the repayment of the $100.0 million 12.75% Notes in May 2000 and $7.1 million of incremental scheduled debt payments in 2000.

Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at September 30, 2000 of $327.8 million and $160.0. million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 21% of the outstanding debt and Receivables Exposure are priced at interest rates that are fixed. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an approximate $1.9 million annualized increase or decrease in interest expense, loss on the sale of certain accounts receivable and cash flows.

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

                  (b)      The Company filed the following reports on Form 8-K:
                           -        The  Company  reported under Item 5 on October 3, 2000,
                                    the election of Eileen A. Kamerick as a Executive
                                    Vice Precedent and Chief Financial Officer.
                            -       The Company reported under Item 5 on
                                    October 20, 2000, announcing that it will
                                    broadcast its third quarter 2000 financial
                                    results conference call live over the
                                    Internet on October 25, 2000 at 8:00 a.m.
                                    central time.
                           -        The Company reported under item 7 on
                                    October 24, 2000, a press release dated
                                    October 23, 2000, announcing the results of
                                    operations for its fiscal quarter ended
                                    September 30, 2000 and announcing a share
                                    repurchase program.

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



                                         UNITED STATIONERS INC.
                                      UNITED STATIONERS SUPPLY CO.
                                      ----------------------------
                                          (Registrant)



Date:   NOVEMBER 10, 2000             /s/ Eileen A. Kamerick
                                      -----------------------------
                                      Eileen A. Kamerick
                                      Executive Vice President and
                                      Chief Financial Officer

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