Form 10-K405
period 2000-12-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2001-03-29
CIK 355999, 945633

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2000
                                       or
        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from __________ to ____________

                Commission file numbers: United Stationers Inc.: 0-10653
                                         United Stationers Supply Co.: 33-59811

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

AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF UNITED STATIONERS INC. AS OF MARCH 15, 2001, WAS $736,062,187, BASED ON THE LAST SALE PRICE OF THE COMMON STOCK AS QUOTED BY THE NASDAQ NATIONAL MARKET SYSTEM ON SUCH DATE. UNITED STATIONERS SUPPLY CO. HAS NO SHARES OF COMMON STOCK OUTSTANDING HELD BY NON-AFFILIATES.

ON MARCH 15, 2001, UNITED STATIONERS INC. HAD OUTSTANDING 33,306,149 SHARES OF COMMON STOCK, PAR VALUE $0.10 PER SHARE. ON MARCH 15, 2001, UNITED STATIONERS SUPPLY CO. HAD 880,000 SHARES OF COMMON STOCK, $1.00 PAR VALUE PER SHARE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:
PART OF FORM 10-K
Part III      Portions of United Stationers Inc.'s definitive Proxy
              Statement relating to the 2001 Annual Meeting of Stockholders of United Stationers Inc., to be filed within 120 days of the fiscal year end of United Stationers Inc.

================================================================================

                             UNITED STATIONERS INC.
                          UNITED STATIONERS SUPPLY CO.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                       PAGE NO.
                                                                       --------
Explanatory Note                                                           1
Business                                                                   1
General                                                                    1
Products                                                                   2
Customers                                                                  2
Marketing and Customer Support                                           2-3
Distribution                                                               3
Purchasing and Merchandising                                               4
Competition                                                                4
Employees                                                                  4
Properties                                                               4-5
Legal Proceedings                                                          6
Submission of Matters to a Vote of Security Holders                        6
Market for Registrant's Common Equity
     and Related Stockholder Matters                                       6
Selected Consolidated Financial Data                                     7-9
Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      9-16
Quantitative and Qualitative Disclosure About Market Risk              16-17
Financial Statements and Supplementary Data                            17-44
Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                               45
Directors and Executive Officers of the Registrant                     45-47
Executive Compensation                                                    47
Security Ownership of Certain Beneficial
     Owners and Management                                                47
Certain Relationships and Related Transactions                            47
Exhibits, Financial Statements, Schedules and
     Reports on Form 8-K                                               48-51

Signatures                                                                52

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

ITEM 1.  BUSINESS

GENERAL

United Stationers Inc. ("United"), with 2000 net sales of $3.9 billion, is North America's largest distributor of business products and a provider of marketing and logistics services to resellers. United is the parent company of its direct wholly owned subsidiary, United Stationers Supply Co. ("USSC"). Except where the context clearly indicates otherwise, including references to the capital structure of United Stationers Inc., the term "Company" hereinafter used includes United Stationers Inc. together with its subsidiary.

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

On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. CallCenter Services is a customer relationship management outsourcing service company and operates as a division of USSC's wholly owned subsidiary, THE ORDER PEOPLE ("TOP").

On July 5, 2000, the Company completed the acquisition of the net assets relating to the wholesale business of Azerty Canada from MCSi, Inc. Azerty Canada is a specialty distributor of computer consumables, peripherals and accessories. United/Azerty Canada operates as a division of USSC.

On July 25, 2000, the Company announced that it established THE ORDER PEOPLE to operate as a third-party logistics and fulfillment service provider for product categories beyond office products. THE ORDER PEOPLE offers a full set of services specifically designed to support a wide variety of third-party service needs.

On January 5, 2001, Lagasse purchased Peerless Paper Mills, Inc., a wholesale distributor of janitorial/sanitation, paper, and food service products. Peerless was immediately merged into Lagasse.

The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end users. United is able to ship products within 24 hours of order placement because of its 39 United Stationers Supply Co. regional distribution centers, 28 Lagasse distribution centers that serve the janitorial and sanitation industry, six Azerty distribution centers that serve computer supply resellers, three distribution centers that serve the Canadian marketplace and a distribution center to service the clients of THE ORDER PEOPLE. In addition, THE ORDER PEOPLE has leased distribution centers in Harrisburg, Pennsylvania, and in Reno, Nevada.

PRODUCTS

The Company's product offerings, comprised of more than 40,000 stockkeeping units (SKUs), may be divided into five primary categories:

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

OFFICE FURNITURE. The Company's sale of office furniture, such as leather chairs, wooden and steel desks and computer furniture, has enabled it to become the nation's largest office furniture wholesaler. The Company currently offers over 5,500 furniture items from more than 50 different manufacturers.

FACILITIES SUPPLIES. The major products in this category are janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. In October 1996 and January 2001, Lagasse and Peerless Paper were acquired, respectively, making the Company the largest pure wholesaler of janitorial and sanitation supplies in North America. The Company currently distributes these products to sanitary supply dealers through 28 distribution centers.

BUSINESS MACHINES AND AUDIO-VISUAL PRODUCTS. This product category includes business machines - from calculators to telephones - as well as audio-visual equipment and supplies.

CUSTOMERS

The Company sells to more than 20,000 resellers, including office products dealers, mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors and e-commerce merchants. Of its 20,000 customers, no single reseller accounted for more than 9% of the Company's net sales in 2000.

Independent commercial dealers and contract stationers are the most significant reseller channel for office products distribution and typically serve medium to large businesses, institutions and government agencies. Through industry consolidation, the number of such dealers has decreased, with the remaining dealers growing larger. As a result, net sales to individual commercial dealers and contract stationers have grown. Many dealers have joined marketing or buying groups in order to increase their purchasing leverage. The Company believes it is the leading wholesale source for most of these groups, providing not only merchandise but also special programs that enable these dealers to benefit from their combined marketing efforts.

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

Substantially all of the Company's 40,000 SKUs are sold through its comprehensive general line catalog, promotional pieces and specialty catalogs for the office products, computer supplies, office furniture, facilities management supplies and other specialty markets. The Company produces the following annual catalogs: General Line Catalog; Office Furniture Catalog featuring furniture and accessories; Universal(TM) Catalog promoting the Company's private-brand merchandise; Computer Products Catalog offering computer related supplies, accessories, hardware and peripheral products; Facility Supplies Catalog featuring food service, warehouse, mailroom supplies and products and supplies used for meetings and presentations; the Lagasse Catalog offering janitorial and sanitation supplies; the B2500 Catalog featuring a selection of everyday office supplies; the F1000 Catalog promoting commodity furniture and accessory products; the A/V2000 Catalog featuring audio-visual equipment and supplies; and the Signature Images Catalog with an assortment of imprinted, promotional, and ad specialty items. In addition, the Company produces the following quarterly promotional catalogs: Action 2000, featuring over 1,000 high-volume commodity items, Price Buster, featuring special promotional pricing and graphics on 1,000 items and CC1000, featuring computer supplies, peripherals, accessories and furniture. The Company also produces separate quarterly flyers covering general office supplies, office furniture, facility supplies and Universal(TM) products. Because commercial dealers, contract stationers and retail dealers typically distribute only one wholesaler's catalogs in order to streamline and concentrate order entry, the Company attempts to maximize the distribution of its catalogs by offering advertising credits to resellers, which can be used to offset the cost of the catalogs. Also, the Company's general line catalog is available in an electronic version.

The Company also offers resellers a variety of electronic order entry systems and business management and marketing programs. For instance, the Company maintains electronic data interchange and interactive order systems that link the Company to selected resellers and such resellers to the ultimate end user. In addition, the Company's electronic order entry systems allow the reseller to forward its customers' orders directly to the Company, resulting in the delivery of pre-sold products to the reseller or directly to the reseller's customer. The Company estimates that in 2000, it received approximately 90% of its orders electronically.

In addition to marketing its products and services through the use of its catalogs, the Company employs a sales force of approximately 220 field salespersons and a telemarketing and telesales staff of 380 people. The sales force is responsible for sales and service to resellers with which the Company has an existing relationship, as well as for establishing new relationships with additional resellers.

DISTRIBUTION

The Company's Supply Division has a network of 39 business products regional distribution centers located in 36 metropolitan areas in 25 states in the United States, most of which carry the Supply Division's full line of inventory. The Company also maintains 28 Lagasse distribution centers that carry a full line of janitorial and sanitation supplies, six Azerty distribution centers that carry computer consumables, peripherals and accessories, three distribution centers that serve the Canadian marketplace and a distribution center to service clients of THE ORDER PEOPLE. In addition, THE ORDER PEOPLE has leased distribution centers in Harrisburg, Pennsylvania, and in Reno, Nevada. The Company supplements its regional distribution centers with 21 local distribution points throughout the United States that serve as reshipment points for orders filled at the regional distribution centers. The Company utilizes more than 400 trucks, substantially all of which are contracted for by the Company, to enable direct delivery from the regional distribution centers and local distribution points to resellers.

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

PURCHASING AND MERCHANDISING

As the largest business products wholesaler in North America, the Company qualifies for substantial volume allowances and can realize significant economies of scale. The Company obtains products from over 500 manufacturers. The Company believes it is a significant customer for most of these manufacturers. In 2000, no supplier accounted for more than 18% of the Company's aggregate purchases. As a centralized function, the Company's merchandising department interviews and selects suppliers and products for inclusion in the catalogs. Selection is based upon end-user acceptance, demand for the product and the manufacturer's total service, price and product quality offering.

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

Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end users. As a result, purchasers of commodity office products have become extremely price sensitive, and therefore, the Company has increased its efforts to market to resellers the continuing advantages of its competitive strengths (as compared to those of manufacturers and other wholesalers).

THE ORDER PEOPLE competes with other outsourcing alternatives for logistics and order fulfillment as well as providers of Customer Relationship Management (CRM) capabilities.

EMPLOYEES

As of December 31, 2000, the Company employed approximately 8,350 persons.

The Company considers its relations with employees to be good. Approximately 1,000 of the shipping, warehouse and maintenance employees at certain of the Detroit, Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by collective bargaining agreements. The agreements expire at various times during the next three years. The Company has not experienced any work stoppages during the past five years.

ITEM 2.  PROPERTIES

The Company considers its properties to be suitable and adequate for their intended uses. The Company continually evaluates its properties to achieve peak efficiency to maximize customer satisfaction and economies of scale. Substantially all owned facilities are subject to liens under USSC's Senior Credit Facility. As of December 31, 2000, these properties consisted of the following:

EXECUTIVE OFFICES. The Company's office facility in Des Plaines, Illinois has approximately 161,000 square feet of office and storage space. In addition, the Company owns approximately 42,000 square feet of office space in Orchard Park, New York, and approximately 22,000 square feet of office space in Harahan, Louisiana (not including approximately 61,000 square feet of warehouse space) and leases approximately 50,000 square feet of office space located in Mt. Prospect, Illinois.

DISTRIBUTION CENTERS. The Company presently has more than twelve million square feet of warehouse space in 39 business products distribution centers, 28 janitorial and sanitation supply distribution centers, six information technology distribution centers, and three distribution centers that serve the Canadian marketplace. In addition, the Company operates two call centers dedicated to THE ORDER PEOPLE, one in Salisbury, Maryland with approximately 52,600 square feet of owned office space and the other in Wilkes-Barre, Pennsylvania with approximately 80,000 square feet of leased office space. THE ORDER PEOPLE also operates a distribution center with approximately 650,000 square feet of leased space in Memphis, Tennessee. In addition, THE ORDER PEOPLE has leased distribution centers in Harrisburg, Pennsylvania, and in Reno, Nevada. The following table sets forth information regarding the Company's principal leased and owned distribution centers (excluding THE ORDER PEOPLE facilities):

                                                                                                                    Square Feet
                                                                                                    -------------------------------
   State/Country                        City                          Metropolitan Area Served         Owned            Leased
--------------------      ----------------------------------      --------------------------------  ------------     --------------
Arizona                   Tempe                                   Phoenix                                   - -            203,756
California                City of Industry / Santa Fe
                            Springs                               Los Angeles                           344,487            165,000
                          Hayward / North Highlands /
                            Pico Rivera                           Los Angeles                            85,378            285,250
                          Sacramento / Union City /               Sacramento / San Francisco
                            Visalia                                 / Oakland                               - -            384,344
Canada                    Toronto                                 Toronto                                   - -             33,900
                          Vancouver                               Vancouver                                 - -             10,000
Colorado                  Denver / Aurora                         Denver                                104,244            444,014
Connecticut               North Branford                          Albany                                    - -              6,000
Florida                   Miami / Dania / Ft. Lauderdale          Miami                                     - -            210,983
                          Jacksonville                            Jacksonville                          150,000                - -
                          Tampa                                   Tampa                                 128,000             87,539
Georgia                   Atlanta / Norcross                      Atlanta                               372,000             85,600
Illinois                  Carol Stream / Wood Dale                Chicago                                   - -            602,488
                          Greenville                              St. Louis                             210,000                - -
Indiana                   Fort Wayne                              Fort Wayne                                - -             75,000
                          Indianapolis                            Indianapolis                          128,000             53,449
Louisiana                 Harahan (1)                             New Orleans                               - -            194,176
                          Lafayette                               New Orleans                               - -              6,000
Maryland                  Elkridge / Hanover / Harmans            Baltimore / Washington, D.C.          323,980            359,056
Massachusetts             Harverhill (1) / Sharon / Woburn        Boston                                309,000            115,680
Mexico                    Monterrey                               Monterrey                                 - -              1,300
Michigan                  Livonia / Van Buren                     Detroit                               229,700             52,924
Minnesota                 Eagan / Brooklyn Park                   Minneapolis / St. Paul                337,948                - -
Missouri                  Kansas City                             Kansas City                               - -            176,206
                          St. Louis                               St. Louis                                 - -             43,200
New Jersey                Edison                                  New York                              257,579            289,646
                          Pennsauken                              Philadelphia                          231,000             25,316
New York                  Coxsackie / Amherst                     Albany                                256,500             18,790
                          Orchard Park / Tanawanda                New York                               12,040             10,000
North Carolina            Charlotte                               Charlotte                             104,000            444,483
Ohio                      Cincinnati                              Cincinnati                            108,778                - -
                          Columbus                                Columbus                                  - -            229,200
                          Fairfield / Twinsburg / Valley
                            View                                  Cleveland                             206,136            245,966
Oklahoma                  Tulsa                                   Tulsa                                  52,600             22,500
Oregon                    Portland                                Portland                                  - -            106,458
Pennsylvania              Pittsburgh / Chambersburg /
                            Warrendale                            Pittsburgh / Baltimore                    - -            197,242
Tennessee                 Memphis                                 Memphis                                   - -             78,286
                          Nashville                               Nashville                                 - -            191,250
Texas                     Dallas                                  Dallas / Fort Worth                       - -            870,364
                          Houston                                 Houston                                   - -            290,000
                          Lubbock                                 Lubbock                                   - -             58,725
                          San Antonio                             San Antonio                               - -             94,848
Utah                      Salt Lake City                          Salt Lake City                            - -            113,302
Washington                Tukwila / Kent                          Seattle                                   - -            203,983
Wisconsin                 Milwaukee                               Milwaukee                              67,300             29,680

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies in the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock is quoted through the Nasdaq National Market System under the symbol USTR. The following table shows the high and low closing sale prices per share for the Company's common stock as reported by Nasdaq.

                                       HIGH                       LOW
                                     --------                  ----------
        2000
        First Quarter                $  37.25                   $  25.31
        Second Quarter                  37.81                      28.31
        Third Quarter                   32.75                      26.88
        Fourth Quarter                  30.63                      21.50

        1999
        First Quarter                   26.00                      13.00
        Second Quarter                  22.00                      13.56
        Third Quarter                   26.31                      20.25
        Fourth Quarter                  28.56                      20.88

On March 15, 2001, there were approximately 928 holders of record of common stock.

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid cash dividends and does not anticipate declaring cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company, United's ability to pay cash dividends in the future depends upon the receipt of dividends or other payments from its operating subsidiary, USSC. The payment of these dividends is subject to certain restrictions imposed by the Company's debt agreements. See Note 7 to the Consolidated Financial Statements.

On October 23, 2000, the Company's Board of Directors authorized the repurchase of up to $50.0 million of its common stock. Under this authorization, the Company purchased 857,100 shares at a cost of approximately $22.4 million during 2000. During 1999, under a previous authorization, the Company purchased 3,250,000 shares of its common stock at a cost of approximately $49.6 million. Acquired shares are included in the issued shares of the Company, but are not included in average shares outstanding when calculating earnings per share data. During 2000 and 1999, the Company reissued 309,674 and 29,519 shares of treasury stock, respectively, to fulfill its obligations under its stock option plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. All selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company.

                                                                             Years Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                            2000                1999(1)              1998(1)              1997(1)          1996(1)
                                        --------------        -------------        -------------       -------------    ------------
                                                                  (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales                                   $ 3,944,862      $ 3,442,696        $ 3,097,595        $ 2,585,826       $ 2,318,882
Cost of goods sold                            3,301,018        2,878,539          2,566,158          2,137,551         1,925,505
                                            -----------      -----------        -----------        -----------       -----------
  Gross profit                                  643,844          564,157            531,437            448,275           393,377
Operating expenses:
  Warehousing, marketing
   and administrative
   expenses                                     441,298          381,963            362,074            313,346           280,373
  Non-recurring charges                             - -              - -             13,852(2)          64,698(3)            - -
                                            -----------      -----------        -----------        -----------       -----------

Total operating expenses                        441,298          381,963            375,926            378,044           280,373
                                            -----------      -----------        -----------        -----------       -----------
Income from operations                          202,546          182,194            155,511             70,231           113,004
Interest expense, net                            27,229           29,195             36,301             53,511            57,456
Other expense                                    11,201(4)         9,432(4)           8,221(4)             - -               - -
                                            -----------      -----------        -----------        -----------       -----------

  Income before income
     taxes and extraordinary
     item                                       164,116          143,567            110,989             16,720            55,548
Income taxes                                     65,473           60,158             47,064              8,532            23,555
                                            -----------      -----------        -----------        -----------       -----------
Income before
     extraordinary item                          98,643           83,409             63,925              8,188            31,993
Extraordinary item - loss on early
     retirement of debt, net of tax benefit
     of $4,248 in 2000, $3,970 in 1998, and
     $3,956 in 1997                              (6,476)             - -             (5,907)            (5,884)              - -
                                            -----------      -----------        -----------        -----------       -----------

Net income                                  $    92,167      $    83,409        $    58,018        $     2,304       $    31,993
                                            ===========      ===========        ===========        ===========       ===========
Net income attributable to
     common stockholders                    $    92,167      $    83,409        $    58,018        $       776       $    30,249
                                            ===========      ===========        ===========        ===========       ===========
Net income per common
     share - assuming dilution
     Income before extraordinary
      item                                  $      2.84      $      2.37        $      1.76        $      0.22       $      1.01
     Extraordinary item                           (0.19)             - -              (0.16)             (0.19)              - -
                                            -----------      -----------        -----------        -----------       -----------
   Net income                               $      2.65      $      2.37        $      1.60        $      0.03       $      1.01
                                            ===========      ===========        ===========        ===========       ===========
Cash dividends declared per
     common share                           $       - -      $       - -        $       - -        $       - -       $       - -

OPERATING AND OTHER DATA:
EBITDA (5)                                      233,651          211,642            182,449             96,272           139,046
EBITDA margin (6)                                  5.9%             6.1%               5.9%               3.7%              6.0%
Depreciation and
   amortization (7)                         $    31,105      $    29,448        $    26,938        $    26,041       $    26,042
Capital expenditures, net                        39,301           21,331             24,616             12,991            (2,886)(8)

                                                                       Years Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                       2000(9)              1999               1998(10)              1997(11)               1996
                                    -----------       --------------         -------------        --------------         -----------
                                                                (dollars in thousands, except per share data)
OPERATING RESULTS BEFORE CHARGES:
Income from operations               $   202,546      $     182,194          $     169,363      $       134,929       $     113,004
Net income attributable to
  common stockholders                     98,643             83,409                 72,212               45,364              30,249
Net income per common
  share - assuming dilution                 2.84               2.37                   2.00                 1.47                1.01
EBITDA                                   233,651            211,642                196,301              160,970             139,046
EBITDA margin                               5.9%               6.1%                   6.3%                 6.2%                6.0%


                                                                        As of December 31,
                               -----------------------------------------------------------------------------------------------------
                                    2000                 1999                 1998                  1997                 1996
                               ----------------    -----------------    ------------------    ------------------    ----------------
                                                                      (dollars in thousands)
BALANCE SHEET DATA
Working capital                $  495,456(12)       $  415,548(12)       $   357,024(12)       $     451,449         $   404,973
Total assets                    1,447,027(12)        1,279,903(12)         1,166,991(12)           1,148,021           1,109,867
Total debt and capital
  leases(13)                      409,867              336,927               315,384                 537,135             600,002
Redeemable preferred stock             --                   --                    --                      --              19,785
Redeemable warrants                    --                   --                    --                      --              23,812
Total stockholders' equity        478,439              406,009               370,563                 223,308              75,820

(1) During the fourth quarter of 2000, the Company restated all prior periods to reclassify freight revenue from cost of goods sold and operating expense to net sales in compliance with FASB Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10, requires that shipping and handling fees billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. See Note 1 to the Consolidated Financial Statements.

(2) In the second quarter of 1998, the Company recognized a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of the remaining payments and prepaid expense under a contract for computer services from a vendor. See Note 1 to the Consolidated Financial Statements.

(3) In the fourth quarter of 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million), and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements.

(4) Represents the loss on the sale of certain trade accounts receivable through an asset-backed securitization program and the loss on the sale of certain capital assets. See Note 5 to the Consolidated Financial Statements.

(5) EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and extraordinary item. EBITDA is presented because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(6)      EBITDA margin represents EBITDA as a percent of net sales.

(7) Excludes amortization related to deferred financing costs, which is a component of interest expense.

(8) Includes $11.1 million of proceeds from the sale of property, plant and equipment.

(9) In the second quarter of 2000, the Company recorded an extraordinary charge of $10.7 million ($6.5 million net of tax benefit of $4.2 million) related to the early retirement of debt. See Note 7 to the Consolidated Financial Statements.

(10) In the second quarter of 1998, the Company recognized a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write off of the remaining payments and prepaid expense under a contract for computer services from a vendor. In addition, during the second quarter of 1998 the Company recorded an extraordinary charge of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt. See Note 1 to the Consolidated Financial Statements.

(11) In the fourth quarter of 1997, the Company recognized a non-recurring non-cash charge of $59.4 million ($35.5 million net of tax benefit of $23.9 million) and a non-recurring cash charge of $5.3 million ($3.2 million net of tax benefit of $2.1 million) related to the vesting of stock options and the termination of certain management advisory service agreements. In addition, during the fourth quarter of 1997 the Company recorded an extraordinary charge of $9.8 million ($5.9 million net of tax benefit of $3.9 million) related to early retirement of debt.

(12) Excludes $150.0 million in 2000 and $160.0 million in 1999 and 1998 of certain trade accounts receivable sold through an asset-backed securitization program. See Note 5 to the Consolidated Financial Statements.

(13)     Total debt and capital leases include current maturities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K.

Information contained or incorporated by reference in this Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-K, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations are forward-looking statements. The following matters and certain other factors noted throughout this Form 10-K constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly-competitive environment in which the Company operates, the market potential for third-party service providers, the Company's ability to adjust THE ORDER PEOPLE'S cost structure to the timing of revenue generation, the integration of acquisitions, changes in end-users' traditional demands for business products, the Company's reliance on certain key suppliers, the effects of fluctuations in manufacturers' pricing, potential service interruptions, customer credit risk, dependence on key personnel, and general economic conditions. A description of these factors, as well as other factors, which could affect the Company's business, is set forth in certain filings by the Company with the Securities and Exchange Commission. All forward-looking statements contained in this Form 10-K and/or any subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company, are expressly qualified in their entirety by such cautionary statements. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

The Company is the largest general line business products wholesaler in the United States, with 2000 net sales of $3.9 billion. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 39 regional distribution centers, 28 Lagasse distribution centers, six Azerty distribution centers, three distribution centers that serve the Canadian marketplace and a distribution center to service clients of THE ORDER PEOPLE. In addition, THE ORDER PEOPLE has leased distribution centers in Harrisburg, Pennsylvania, and in Reno, Nevada.

On July 25, 2000, the Company announced that it established THE ORDER PEOPLE ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. TOP offers a full set of services specifically designed to support a wide variety of third-party service needs. By combining the Company's state-of-the-art distribution network with a multi-channel customer relationship management (CRM) capability, clients have the ability to custom design their order fulfillment experience and then monitor and measure consumer satisfaction. The Company has extensive experience and ability to pick, pack, ship and track products with a wide range of physical attributes. TOP enables the Company to leverage these core competencies in a broader context for third-party logistics and fulfillment.

ACQUISITION OF CALLCENTER SERVICES, INC. On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. The purchase price was approximately $10.7 million, financed through the Company's Senior Credit Facility. CallCenter Services is a customer relationship management outsourcing service company. It has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats. This acquisition will complement and significantly enhance the third-party fulfillment business of TOP. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $3.1 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

ACQUISITION OF AZERTY CANADA. On July 5, 2000, the Company completed the acquisition of the net assets of Azerty Canada from MCSi, Inc. The purchase price was approximately $33.6 million (U.S. dollars) financed through the Company's Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $11.8 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

ACQUISITION OF CONSUMER DEVELOPMENT GROUP. On November 1, 1999, the Company acquired all of the capital stock of Consumer Development Group Inc. ("CDG") for approximately $4.8 million, including an initial payment to the seller of approximately $2.4 million, financed through senior debt. The remaining purchase price of approximately $2.4 million will be paid ratably on each of the first three anniversaries of the acquisition. The CDG acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $4.8 million was allocated to goodwill. The financial information for the year ended December 31, 1999, included the results of CDG for November and December only. The pro forma effects of this acquisition were not material. A Certificate of Dissolution was filed with the State of Delaware to dissolve CDG as of December 31, 1999. CDG is a division of USSC.

COMMON STOCK REPURCHASE. On October 23, 2000, the Company's Board of Directors authorized the repurchase of up to $50.0 million of its common stock. Under this authorization, the Company purchased 857,100 shares of its common stock at a cost of approximately $22.4 million, during 2000. During 1999, under a previous authorization, the Company purchased 3,250,000 shares of its common stock at a cost of approximately $49.6 million. Acquired shares are included in the issued shares of the Company, but are not included in average shares outstanding when calculating earnings per share data. During 2000 and 1999, the Company reissued 309,674 and 29,519 shares of treasury stock, respectively, to fulfill its obligations under its stock option plan.

JUNE 1998 EQUITY OFFERING. In June 1998, United completed an offering of 4.0 million shares of common stock (the "June 1998 Equity Offering"), consisting of 3.0 million primary shares sold by United, and 1.0 million secondary shares sold by certain selling stockholders. The shares were priced at $27.00 per share, before underwriting discounts and commissions of $1.15 per share. The aggregate proceeds to United of approximately $77.6 million (before deducting expenses) were delivered to USSC and used to repay a portion of indebtedness under the Tranche A Term Loan Facility, which caused a permanent reduction of the amount borrowable under this facility.

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

After closing the June 1998 Equity Offering, the underwriters exercised an overallotment option to purchase an additional 0.4 million shares from United. The net proceeds to United of approximately $10.3 million from the sale were delivered to USSC and used to repay an additional portion of the indebtedness outstanding under the Tranche A Term Loan Facility.

In the second quarter of 1998, the Company recognized the following charges: a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements), and an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (collectively "1998 Charges"), see Note 1 to the Consolidated Financial Statements.

Net income attributable to common stockholders for the year ended December 31, 1998, before the 1998 Charges, was $72.2 million, up 59.0%, compared with $45.4 million, before the 1997 Charges (as defined). In 1998, diluted earnings per share before the 1998 Charges were $2.00 on 36.2 million weighted average shares outstanding, up 36.1%, compared with $1.47, before charges, on 30.8 million weighted average shares outstanding for the prior year.

ACQUISITION OF THE AZERTY BUSINESS. On April 3, 1998, the Company acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (collectively the "Azerty Business"). These businesses comprised substantially all of the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. The aggregate purchase price paid by the Company for the Azerty Business was approximately $115.7 million (including fees and expenses). The acquisition was financed primarily through senior debt. The Azerty Business acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition, with the excess of cost over fair value of approximately $73.7 million allocated to goodwill. The financial information for the year ended December 31, 1998, included nine months of the Azerty Business. The pro forma effects of this acquisition were not material.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NET SALES. Net sales increased 14.6% to $3.9 billion for 2000, compared with $3.4 billion for 1999. This increase reflected growth in the Company's core business, incremental sales from acquisitions completed in 2000, and increases in freight revenue. The Company's sales growth within its core business was broad based, with strength in all geographic regions, across all product categories and customer channels. Specifically, the janitorial and sanitation products, computer consumables and office furniture categories experienced strong sales growth. Sales growth for the year ended December 31, 2000, excluding the acquisitions of Azerty Canada and CallCenter Services Inc., increased 12.2%.

GROSS MARGIN. Gross margin in 2000 reached $643.8 million, up 14.1% from last year and was 16.3% of net sales, compared with $564.2 million, or 16.4% of net sales, in 1999. The 0.1% rate decline is due to lower pricing margin partially offset by incremental vendor allowances earned as a result of higher sales volume.

OPERATING EXPENSES. Operating expenses for 2000 were up 15.5% to $441.3 million and were 11.2% of net sales, compared with $382.0 million, or 11.1% of net sales, in the prior year. The increase in the operating expense rate was attributable to investments in THE ORDER PEOPLE, the Company's third-party fulfillment business. Operating expenses for 2000 related to THE ORDER PEOPLE totaled $9.0 million resulting in a 0.2% increase in the operating expense ratio.

INCOME FROM OPERATIONS. Income from operations increased 11.1% to $202.5 million, or 5.1% of net sales, compared with $182.2 million, or 5.3% of net sales in 1999. Excluding the investments in THE ORDER PEOPLE, income from operations increased 15.5% to $210.5 million or 5.4% of net sales.

INTEREST EXPENSE. Interest expense for 2000 was $27.2 million, or 0.7% of net sales, compared with $29.2 million, or 0.8% of net sales, in 1999. This reduction reflects the Company's continued leveraging of interest costs against higher sales, and the interest expense savings related to the redemption of the 12.75% Notes (as defined) partially offset by slightly higher interest rates on variable rate debt.

OTHER EXPENSE. Other expense for 2000 reached $11.2 million, or 0.3% of net sales, compared with $9.4 million, or 0.3% of net sales in 1999. This expense primarily represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). These costs vary on a monthly basis and generally are related to certain short-term interest rates.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item was $164.1 million, or 4.1% of net sales, compared with $143.6 million, or 4.2% of net sales in 1999.

INCOME TAXES. Income tax expense as a percent of net sales was 1.7% in 2000 and in 1999. The effective tax rate declined to 39.9% in 2000 from 41.9% in 1999. This was due to a change in the mix of pre-tax earnings between states and higher pre-tax earnings with relatively constant nondeductible expenses, such as goodwill.

NET INCOME. Net income for 2000 increased 10.6% to $92.2 million, or 2.3% of net sales, from $83.4 million, or 2.4% of net sales, in 1999. Net income for 2000, excluding the impact of the extraordinary item, increased 18.2% to $98.6 million, or 2.5% of net sales.

FOURTH QUARTER RESULTS. Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 2000, the Company recorded a favorable net income adjustment of approximately $5.9 million related to the refinement of estimates recorded in the prior three quarters.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NET SALES. Net sales increased 11.1% to $3.4 billion for 1999, compared with $3.1 billion for 1998. The Company's sales growth was broad based, with strength in all geographic regions, across all product categories and customer channels. Specifically, the janitorial and sanitation products, computer consumables and office furniture categories experienced strong sales growth. The Company's sales with both national accounts and independent dealers are strengthening. Organic sales for the year ended December 31, 1999, increased 7.7%. This included pre-acquisition first quarter 1998 net sales of $99.7 million for the Azerty Business.

GROSS MARGIN. Gross margin in 1999 reached $564.2 million, up 6.2% from last year and was 16.4% of net sales, compared with $531.4 million, or 17.2% of net sales, in 1998. This rate decrease reflected the trend toward a lower margin product mix. The lower margin rate reflecting product mix partially was offset by incremental vendor allowances earned as a result of higher sales volume.

OPERATING EXPENSES. Operating expenses for 1999 totaled $382.0 million, up 5.5% from last year and were 11.1% of net sales, compared with $362.1 million, or 11.7% of net sales, in the prior year (excluding non-recurring charges). The decline in the operating expense rate was attributable to the continued leveraging of fixed costs. The non-recurring charge recorded in the second quarter of 1998 of $13.9 million ($8.3 million net of tax benefit of $5.6 million) was related to the write off of a contract for computer services from a vendor (see Note 1 to the Consolidated Financial Statements). Operating expenses, including this charge, totaled $375.9 million, or 12.1% of net sales, in 1998.

INCOME FROM OPERATIONS. Income from operations totaled $182.2 million, or 5.4% of net sales, compared with $169.3 million, or 5.5% of net sales in 1998, before non-recurring charges. Including the non-recurring charge, income from operations totaled $155.4 million, or 5.1% of net sales, in 1998.

INTEREST EXPENSE. Interest expense for 1999 was $29.2 million, or 0.9% of net sales, compared with $36.3 million, or 1.2% of net sales, in 1998. This reduction reflected the continued leveraging of interest costs against higher sales, and the repayment of indebtedness with the proceeds received from the June 1998 Equity Offering and the Receivables Securitization Program (as defined). These effects partially were offset by three months of incremental interest expense related to the acquisition of the Azerty Business in April of 1998 for a purchase price of approximately $115.7 million, and the placement of $100.0 million of Senior Subordinated Notes at 8.375% in April 1998.

OTHER EXPENSE. Other expense for 1999 reached $9.4 million, or 0.3% of net sales, compared with $8.2 million, or 0.3% of net sales in 1998. This expense primarily represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). These costs vary on a monthly basis and generally are related to certain short-term interest rates.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. Income before income taxes and extraordinary item was $143.6 million, or 4.2% of net sales, compared with $124.8 million, or 4.0% of net sales in 1998, before non-recurring charge. Including the non-recurring charge, income before income taxes and extraordinary item totaled $110.9 million, or 3.6% of net sales, in 1998.

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

As of December 31, 2000, the available credit under the Credit Agreement included $181.8 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008, and $29.8 million of industrial revenue bonds.

As of December 31, 2000, the Term Loan Facilities consisted of a $44.3 million Tranche A term loan facility (the "Tranche A Facility") and a $137.5 million Tranche A-1 Facility. Amounts outstanding under the Tranche A Facility are to be repaid in 13 quarterly installments ranging from $2.6 million at March 31, 2001, to $3.7 million at March 31, 2004. Amounts outstanding under the Tranche A-1 Facility are to be repaid in 18 quarterly installments ranging from $6.3 million at March 31, 2001, to $7.8 million at June 30, 2005.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities under the facility, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004, and $98.0 million was outstanding at December 31, 2000.

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

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), excluding the EBITDA of TOP. The Tranche A Facility and Revolving Credit Facility bear interest at the prime rate plus 0% to 1.00%, or, at the Company's option, the London Interbank Offered Rate ("LIBOR") plus 1.25% to 2.25%. The Tranche A-1 Facility bears interest at the prime rate plus 0.25% to 1.25%, or, at the Company's option, LIBOR plus 1.50% to 2.50%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type. At December 31, 2000, the Company was in compliance with all covenants contained in the Credit Agreement.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's cost for these agreements was amortized to interest expense over the term of the agreements, and the unamortized cost was included in other assets. Any payments received or made as a result of the agreements were recorded as an addition to or a reduction from interest expense. For the years ended December 31, 1999 and 1998, the Company recorded $0.2 million and $0.2 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements. The Company's interest rate collar agreements on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0% expired on October 29, 1999. As of December 31, 2000, the Company has not entered into any new interest rate collar agreements.

Management believes that the Company's cash on hand, anticipated funds generated from operations and borrowings available under the Credit Agreement will be sufficient to meet the short-term (fewer than 12 months) and long-term operating and capital needs of the Company, as well as to service its debt in accordance with its terms. There is, however, no assurance that this will be accomplished.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indentures governing the Notes contain restrictions on the ability of USSC to transfer cash to United.

12.75% SENIOR SUBORDINATED NOTES

The 12.75% Senior Subordinated Notes ("12.75% Notes") were originally issued on May 3, 1995, pursuant to the 12.75% Notes Indenture. On May 2, 2000, the Company redeemed the remaining $100.0 million of its 12.75% Senior Subordinated Notes (the "12.75% Notes"). The 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company recognized an extraordinary loss on the early retirement of debt of approximately $10.7 million ($6.5 million net of tax benefit of $4.2 million). This charge included the write-off of approximately $4.3 million ($2.6 million net of tax benefit of $1.7 million) of capitalized costs. The redemption was funded through the Company's Revolving Credit Facility.

8.375% SENIOR SUBORDINATED NOTES

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of December 31, 2000, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes are redeemable on April 15, 2003, in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

RECEIVABLES SECURITIZATION PROGRAM

On April 3, 1998, in connection with the refinancing of its credit facilities, the Company entered into a $163.0 million Receivables Securitization Program. Under this program, the Company sells its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from the Azerty Business and Lagasse) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade accounts receivable include not only those eligible accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain eligible accounts receivable on April 3, 1998. These proceeds were used to repay a portion of indebtedness under the Credit Agreement. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income, included elsewhere herein, under the caption Other Expense.

Affiliates of PNC Bank and The Chase Manhattan Bank act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of December 31, 2000 and 1999 exclude $150.0 million and $160.0 million, respectively, of accounts receivable sold to the Receivables Company.

CASH FLOW INFORMATION

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                                            Years Ended December 31,
                                                             -------------------------------------------------------
                                                                  2000                 1999               1998
                                                             ----------------     ---------------    ---------------
                                                                              (dollars in thousands)
Net cash provided by operating activities                     $      38,670              $53,581       $   290,866
Net cash used in investing activities                               (83,534)             (26,011)         (140,356)
Net cash provided by (used in) financing activities                  45,655              (27,615)         (143,839)

Net cash provided by operating activities for 2000 declined to $38.7 million from $53.6 million in 1999. This decline was due primarily to an increased investment in inventory of $20.9 million, a decline in accrued liabilities of $18.0 million and an increase in other assets of $12.1 million. These transactions were partially offset by a $15.2 million increase in income before extraordinary item, a $10.5 million decline in accounts receivable, an increase of $4.7 million in deferred taxes and an increase in accounts payable of $1.6 million. Net cash provided by operating activities for 1999 declined to $53.6 million from $290.9 million in 1998. This decrease was due primarily to the initial sale of $160.0 million of certain accounts receivable in 1998. Other factors contributing to the change were an increase in inventory of $40.0 million, an increase in accounts receivable (excluding the impact of the receivables sold) of $59.6 million, partially offset by higher net income and an increase in accounts payable of $23.5 million.

Net cash used in investing activities during 2000 was $83.5 million compared with $26.0 million in 1999. This increase was due to higher acquisition investments of $39.5 million and an increase in capital expenditures of $18.2 million. Net cash used in investing activities during 1999 was $26.0 million compared with $140.0 million in 1998. This decline was due to the activity during 1998 including the $115.7 million acquisition of Azerty, Inc. on April 3, 1998, and an increase in proceeds from the disposition of property, plant and equipment of $4.0 million in 1999, partially offset by the acquisition of Consumer Development Group, Inc. on November 1, 1999, for $4.7 million, and an increase in capital expenditures of $0.8 million in 1999.

Net cash provided by financing activities for 2000 increased to $45.7 million compared with cash used of $27.6 million in 1999. This increase was due to a $27.2 million decline in treasury stock acquisitions, a $29.0 million increase in net Term Loan borrowings and an incremental $16.0 million of borrowings under the Revolving Credit Facility. Net cash used in financing activities during 1999 was $27.6 million compared with $143.8 million in 1998. This decline was due to the activity during 1998 including the financing required to purchase Azerty Inc., and additional borrowings in 1999 under the revolver of $51.0 million, partially offset by $49.6 million in treasury stock purchases and lower proceeds from the issuance of Common Stock of $96.6 million.

SEASONALITY

The Company's sales generally are relatively steady throughout the year. However, sales vary to the extent of seasonal buying patterns of consumers of office products. In particular, the Company's sales usually are higher than average during January, when many businesses begin operating under new annual budgets.

The Company experiences seasonality in its working capital needs, with highest requirements in December through February, reflecting a build-up in inventory prior to and during the peak sales period. The Company believes that its current availability under the Revolving Credit Facility is sufficient to satisfy the seasonal working capital needs for the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at December 31, 2000, of $409.9 million, and $150.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 18%, of the outstanding debt and Receivables Exposure, is priced at interest rates that are fixed. The remaining debt and Receivables Exposure are priced at interest rates that re-price with the market. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $2.3 million in interest expense, loss on the sale of certain accounts receivable and cash flows. The Company may from time-to-time enter into interest rate swaps, options or collars. The Company does not use financial or commodity derivative instruments for trading purposes. Typically, the use of such derivative instruments is limited to interest rate swaps, options or collars on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to its financial position, results of operations and cash flows. As of December 31, 2000, the Company had no financial or commodity derivative instruments outstanding.

The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso, Canadian Dollar, Italian Lira, as well as product purchases from Asian countries currently paid in U.S. dollars. Many of the products the Company sells in Mexico and Canada are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. The Company has not previously hedged these transactions, but it may enter into such transactions when it believes there is a financial advantage.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages include the Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows of the Company for the years ended December 31, 2000, 1999 and 1998, and the Consolidated Balance Sheets of the Company as of December 31, 2000 and 1999.

REPORT OF INDEPENDENT AUDITORS


TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF UNITED STATIONERS INC.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                           /s/ERNST & YOUNG LLP



Chicago, Illinois
January 26, 2001

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)

                                                                                     Years Ended December 31,
                                                                       ------------------------------------------------------
                                                                           2000                1999                1998
                                                                       -------------       --------------      --------------
Net sales                                                              $   3,944,862       $    3,442,696         $ 3,097,595
Cost of goods sold                                                         3,301,018            2,878,539           2,566,158
                                                                       -------------       --------------      --------------
Gross profit                                                                 643,844              564,157             531,437

Operating expenses:
     Warehousing, marketing and administrative expenses                      441,298              381,963             362,074
     Non-recurring charges                                                        --                   --              13,852
                                                                       -------------       --------------      --------------

      Total operating expenses                                               441,298              381,963             375,926
                                                                       -------------       --------------      --------------

Income from operations                                                       202,546              182,194             155,511

Interest expense                                                              27,229               29,195              36,301
Other expense                                                                 11,201                9,432               8,221
                                                                       -------------       --------------      --------------

Income before income taxes and extraordinary item                            164,116              143,567             110,989

Income taxes                                                                  65,473               60,158              47,064
                                                                       -------------       --------------      --------------

Income before extraordinary item                                              98,643               83,409              63,925

Extraordinary item - loss on early retirement of debt, net
       of tax benefit of $4,248 in 2000 and $3,970 in 1998                    (6,476)                  --              (5,907)
                                                                       -------------       --------------      --------------

Net income                                                             $      92,167       $       83,409      $       58,018
                                                                       =============       ==============      ==============

Net income (loss) per common share:
      Income before extraordinary item                                 $        2.89       $         2.40      $         1.84
      Extraordinary item                                                       (0.19)                  --               (0.17)
                                                                       -------------       --------------      --------------
      Net income per common share                                      $        2.70       $         2.40      $         1.67
                                                                       =============       ==============      ==============

      Average number of common shares (in thousands)                          34,101               34,708              34,680
                                                                       =============       ==============      ==============

Net income (loss) per common share - assuming dilution:
      Income before extraordinary item                                 $        2.84       $         2.37      $         1.76
      Extraordinary item                                                       (0.19)                  --               (0.16)
                                                                       -------------       --------------      --------------
      Net income per common share                                      $        2.65       $         2.37      $         1.60
                                                                       =============       ==============      ==============

      Average number of common shares (in thousands)                          34,775               35,208              36,171
                                                                       =============       ==============      ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                      As of December 31,
                                                                               ---------------------------------
                                                                                   2000                1999
                                                                               --------------      -------------
ASSETS

Current assets:

  Cash and cash equivalents                                                    $       19,784       $     18,993

  Accounts receivable, less allowance for doubtful accounts
       of $14,376 in 2000 and $12,561 in 1999                                         329,934            263,432

  Inventories                                                                         688,926            607,682

  Other                                                                                15,843             24,424
                                                                               --------------      -------------

       Total current assets                                                         1,054,487            914,531

Property, plant and equipment, at cost:

  Land                                                                                 19,898             19,982

  Buildings                                                                            93,471             94,113

  Fixtures and equipment                                                              213,257            170,477

  Leasehold improvements                                                                2,906              1,823
                                                                               --------------      -------------

Total property, plant and equipment                                                   329,532            286,395

  Less - accumulated depreciation and amortization                                    139,745            118,851
                                                                               --------------      -------------

Net property, plant and equipment                                                     189,787            167,544

Goodwill                                                                              181,923            181,456

Other                                                                                  20,830             16,372
                                                                               --------------      -------------

       Total assets                                                            $    1,447,027      $   1,279,903
                                                                               ==============      =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                    As of December 31,
                                                                             ---------------------------------
                                                                                 2000                1999
                                                                             -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                           $     392,789       $     346,558

  Accrued expenses                                                                 121,420             126,571

  Accrued income taxes
                                                                                     4,549              16,287

  Current maturities of long-term debt                                              40,273               9,567
                                                                             -------------       -------------

       Total current liabilities                                                   559,031             498,983

Deferred income taxes                                                               22,703              28,926

Long-term liabilities                                                              369,594             327,360

Other long-term liabilities                                                         17,260              18,625
                                                                             -------------       -------------

       Total liabilities                                                           968,588             873,894

Stockholders' equity:

  Common stock, $0.10 par value; authorized - 100,000,000 shares, issued -
     37,213,207 shares in 2000 and 1999                                              3,721               3,721

  Capital in excess of par value                                                   302,837             304,288

  Treasury stock, at cost - 3,767,907 shares in 2000
      and 3,220,481 shares in 1999                                                 (66,832)            (49,145)

  Retained earnings                                                                240,429             148,262

  Accumulated translation adjustment                                                (1,716)             (1,117)
                                                                             -------------       -------------

       Total stockholders' equity                                                  478,439             406,009
                                                                             -------------       -------------

       Total liabilities and stockholders' equity                            $   1,447,027       $   1,279,903
                                                                             =============       =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     United Stationers Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                    (dollars in thousands, except share data)


                                        NUMBER                 NUMBER                  CAPITAL                             TOTAL
                                          OF                     OF        TREASURY      IN         OTHER                  STOCK-
                                        COMMON      COMMON    TREASURY      STOCK      EXCESS     COMPREHEN-  RETAINED    HOLDERS'
THREE YEARS ENDED DECEMBER 31, 2000     SHARES      STOCK      SHARES      AT COST     OF PAR    SIVE INCOME  EARNINGS     EQUITY
-----------------------------------   -----------  --------  ----------   ---------   ---------  ----------- ---------   ---------

As of December 31, 1997                15,905,273   $ 1,591         - -     $ - -     $ 213,260   $   (218)  $   8,675   $ 223,308

Net income                                    - -       - -         - -        - -          - -        - -      58,018      58,018
Unrealized translation
  adjustment                                  - -       - -         - -        - -          - -     (1,093)        - -      (1,093)
                                                                                                  --------   ---------   ---------
     Comprehensive income                     - -       - -         - -        - -          - -     (1,093)     58,018      56,925

Stock options exercised                   904,409        90         - -        - -        3,095        - -         - -       3,185
Issuance of common stock,
  net of offering expenses              1,700,000       170         - -        - -       86,979        - -         - -      87,149
100% stock dividend                    18,402,491     1,840         - -        - -          - -        - -      (1,840)        - -
Other                                         - -       - -         - -        - -           (4)       - -         - -          (4)
                                      -----------  --------  ----------   ---------   ---------   --------   ---------   ---------

As of December 31, 1998                36,912,173     3,691         - -        - -      303,330     (1,311)     64,853     370,563

Net income                                    - -       - -         - -        - -          - -        - -      83,409      83,409
Unrealized translation
  adjustment                                  - -       - -         - -        - -          - -        194         - -         194
                                                                                                  --------   ---------   ---------
     Comprehensive income                     - -       - -         - -        - -          - -        194      83,409      83,603

Acquisition of treasury stock                 - -       - -  (3,250,000)    (49,600)        - -        - -         - -     (49,600)
Stock options exercised                   299,254        30      29,519         455         666        - -         - -       1,151
Other                                       1,780       - -         - -         - -         292        - -         - -         292
                                      -----------  --------  ----------   ---------   ---------   --------   ---------   ---------

As of December 31, 1999                37,213,207   $ 3,721  (3,220,481)  $ (49,145)  $ 304,288   $ (1,117)  $ 148,262   $ 406,009
                                      ===========  ========  ==========   =========   =========   ========   =========   =========


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     United Stationers Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                    (dollars in thousands, except share data)


                                         NUMBER                 NUMBER                   CAPITAL                           TOTAL
                                           OF                     OF        TREASURY       IN        OTHER                 STOCK-
                                         COMMON     COMMON     TREASURY      STOCK       EXCESS    COMPREHEN-  RETAINED   HOLDERS'
THREE YEARS ENDED DECEMBER 31, 2000      SHARES     STOCK      SHARES       AT COST      OF PAR   SIVE INCOME  EARNINGS    EQUITY
-----------------------------------   -----------  --------  -----------   ----------  ---------- ----------- ----------  ---------

As of December 31, 1999                37,213,207  $  3,721   (3,220,481)  $  (49,145) $  304,288  $  (1,117) $  148,262  $ 406,009

Net income                                    - -       - -          - -          - -         - -        - -      92,167     92,167
Unrealized translation adjustment             - -       - -          - -          - -         - -       (599)        - -       (599)
                                                                                                   ---------  ----------  ---------
     Comprehensive income                     - -       - -          - -          - -         - -       (599)     92,167     91,568
Acquisition of treasury stock                 - -       - -     (857,100)     (22,437)        - -        - -         - -    (22,437)
Stock options exercised                       - -       - -      309,674        4,750      (1,451)       - -         - -      3,299
                                      -----------  --------  -----------   ----------  ----------  ---------  ----------  ---------

As of December 31, 2000                37,213,207  $  3,721   (3,767,907)  $  (66,832) $  302,837  $  (1,716) $  240,429  $ 478,439
                                      ===========  ========  ===========   ==========  ==========  =========  ==========  =========


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                      Years Ended December 31,
                                                                        ------------------------------------------------------
                                                                            2000                1999                1998
                                                                        -------------       --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $      92,167       $       83,409      $       58,018
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                               22,835               22,817              22,406
    Amortization                                                                8,270                6,631               4,532
    Amortization of capitalized financing costs                                 1,748                1,828               2,062
    Extraordinary item - early retirement of debt                              10,724                  - -               9,877
    Deferred income taxes                                                       5,320                  662               4,380
    Other                                                                        (546)                 236               2,044
Changes in operating assets and liabilities, net of acquisitions:
    (Increase) decrease in accounts receivable                                (49,506)             (59,965)            159,593
    Increase in inventory                                                     (73,663)             (52,742)            (12,777)
    Increase in other assets                                                  (14,943)              (2,831)             (8,246)
    Increase in accounts payable                                               46,231               44,606              21,090
    (Decrease) increase in accrued liabilities                                 (6,894)              11,120              20,543
    (Decrease) increase in other liabilities                                   (3,073)              (2,190)              7,344
                                                                        -------------       --------------      --------------
      Net cash provided by operating activities                                38,670               53,581             290,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions:
      CallCenter Services                                                     (10,671)                 - -                 - -
      Azerty Canada                                                           (33,562)                 - -                 - -
      Azerty, Inc.                                                                - -                  - -            (115,740)
      Consumer Development Group, Inc.                                            - -               (4,680)                - -
Capital expenditures                                                          (43,638)             (25,461)            (24,709)
Proceeds from the disposition of property, plant & equipment                    4,337                4,130                  93
                                                                        -------------       --------------      --------------
      Net cash used in investing activities                                   (83,534)             (26,011)           (140,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolver                                     45,000               29,000             (22,000)
Retirements and principal payments of debt                                   (128,509)              (7,604)           (549,852)
Borrowings under financing agreements                                         150,000                  145             350,000
Financing costs                                                                   - -                  250              (4,526)
Issuance of common stock                                                          - -                2,523              99,442
Issuance of treasury stock                                                      4,247                  323                 - -
Acquisition of treasury stock, at cost                                        (22,437)             (49,600)                - -
Payment of employee withholding tax related to stock
  option exercises                                                             (2,646)              (2,652)            (16,903)
                                                                        -------------       --------------      --------------
      Net cash provided by (used in) financing activities                      45,655              (27,615)           (143,839)
                                                                        -------------       --------------      --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           791                  (45)              6,671
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   18,993               19,038              12,367
                                                                        -------------       --------------      --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $      19,784       $       18,993      $       19,038
                                                                        =============       ==============      ==============



         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

On March 30, 1995, Associated Holdings, Inc. ("Associated") purchased 92.5% of the then outstanding shares of the common stock, $0.10 par value ("Common Stock") of United Stationers Inc. ("United") for approximately $266.6 million in the aggregate pursuant to a tender offer (the "Offer"). Immediately afterward, Associated merged with and into United (the "Merger" and, collectively with the Offer, the "Acquisition"), and Associated Stationers, Inc. ("ASI"), a wholly owned subsidiary of Associated, merged with and into United Stationers Supply Co. ("USSC"), a wholly owned subsidiary of United. United and USSC continued as the respective surviving corporations. United, as the surviving corporation following the Merger, is referred to herein as the "Company." Although United was the surviving corporation in the Merger, the transaction was treated as a reverse acquisition for accounting purposes with Associated as the acquiring corporation.

The Company is the largest general line business products wholesaler in the United States, with 2000 net sales of $3.9 billion. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 39 regional distribution centers, 28 Lagasse distribution centers, six Azerty distribution centers, three distribution centers that serve the Canadian marketplace and a distribution center to service clients of THE ORDER PEOPLE.

On July 25, 2000, the Company announced that it established THE ORDER PEOPLE ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. TOP offers a full set of services specifically designed to support a wide variety of third-party service needs. By combining the Company's state-of-the-art distribution network with a multi-channel Customer Relationship Management (CRM) capability, clients have the ability to custom design their order fulfillment experience and then monitor and measure consumer satisfaction. The Company has extensive experience and the ability to pick, pack, ship and track products with a wide range of physical attributes. TOP enables the Company to leverage these core competencies in a broader context for third-party logistics and fulfillment.

In connection with TOP, the Company has opened a new 650,000 square foot state-of-the-art distribution and service center in Memphis, Tennessee. In addition, the Company has leased distribution centers in Harrisburg, Pennsylvania, and in Reno, Nevada.

ACQUISITION OF CALLCENTER SERVICES, INC.

On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. The purchase price was approximately $10.7 million financed through the Company's Senior Credit Facility. CallCenter Services is a customer relationship management outsourcing service company. It has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats. This acquisition will complement and significantly enhance the third-party fulfillment business of TOP. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $3.1 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

ACQUISITION OF AZERTY CANADA

On July 5, 2000, the Company completed the acquisition of the net assets of Azerty Canada from MCSi, Inc. The purchase price was approximately $33.6 million (U.S. dollars) financed through the Company's Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $11.8 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

ACQUISITION OF CONSUMER DEVELOPMENT GROUP

On November 1, 1999, the Company acquired all of the capital stock of Consumer Development Group Inc. ("CDG") for approximately $4.8 million, including an initial payment to the seller of approximately $2.4 million, financed through senior debt. The remaining purchase price of approximately $2.4 million will be paid ratably on each of the first three anniversaries of the acquisition. The CDG acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $4.8 million was allocated to goodwill. The financial information for the year ended December 31, 1999, includes the results of CDG for November and December only. The pro forma effects of this acquisition were not material. CDG is a division of USSC.

COMMON STOCK REPURCHASE

On October 23, 2000, the Company's Board of Directors authorized the repurchase of up to $50.0 million of its Common Stock. Under this authorization, the Company purchased 857,100 shares at a cost of approximately $22.4 million, during 2000. During 1999, under a previous authorization, the Company purchased 3,250,000 shares of its Common Stock at a cost of approximately $49.6 million. Acquired shares are included in the issued shares of the Company, but are not included in average shares outstanding when calculating earnings per share data. During 2000 and 1999, the Company reissued 309,674 and 29,519 shares of treasury stock, respectively, to fulfill its obligations under its stock option plan.

JUNE 1998 EQUITY OFFERING

In June 1998, United completed an offering of 4.0 million shares of Common Stock (the "June 1998 Equity Offering"), consisting of 3.0 million primary shares sold by United, and 1.0 million secondary shares sold by certain selling stockholders. The shares were priced at $27.00 per share, before underwriting discounts and commissions of $1.15 per share. The aggregate proceeds to United of approximately $77.6 million (before deducting expenses) were delivered to USSC and used to repay a portion of indebtedness under the Tranche A Term Loan Facility, which caused a permanent reduction of the amount borrowable under this facility.

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

After closing the June 1998 Equity Offering, the underwriters exercised an overallotment option to purchase an additional 0.4 million shares from United. The net proceeds to United of approximately $10.3 million from the sale were delivered to USSC and used to repay an additional portion of the indebtedness outstanding under the Tranche A Term Loan Facility.

In the second quarter of 1998, the Company recognized the following charges:
(i) a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under a contract for computer services from a vendor, and (ii) an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (collectively "1998 Charges").

Net income attributable to common stockholders for the year ended December 31, 1998, before the 1998 Charges, was $72.2 million, up 59.0%, compared with $45.4 million, before the 1997 Charges (as defined). In 1998, diluted earnings per share before the 1998 Charges were $2.00 on 36.2 million weighted average shares outstanding, up 36.1%, compared with $1.47, before charges, on 30.8 million weighted average shares outstanding for the prior year.

ACQUISITION OF THE AZERTY BUSINESS

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

2.       OPERATIONS

The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, audio-visual products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers -- such as office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitation supply distributors and e-commerce dealers. The Company has a distribution network of 39 regional distribution centers. In addition, the Company has 28 Lagasse distribution centers, specifically serving janitorial and sanitation supply distributors, six Azerty distribution centers that carry information technology supplies, three distribution centers that serve the Canadian marketplace and a distribution center to service clients of TOP. In addition, TOP has leased distribution centers in Harrisburg, Pennsylvania, and in Reno, Nevada. Through its integrated computer system, the Company provides a high level of customer service and overnight delivery.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recognized when a service is rendered and when a product is shipped and title is transferred to the customer in the period the sale is reported.

CASH AND CASH EQUIVALENTS

Investments in low-risk instruments that may be liquidated within three months from the purchase date are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

INVENTORIES

Inventories constituting approximately 73% and 78% of total inventories at December 31, 2000 and 1999, respectively, have been valued under the last-in, first-out ("LIFO") method. The decline in the percentage of inventory on LIFO resulted from increased inventory levels at the Azerty Business and Lagasse, whose inventory is valued under the first-in, first-out ("FIFO") method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventories, merchandise inventories would have been approximately $19.0 million and $8.3 million higher than reported at December 31, 2000 and 1999, respectively.

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

GOODWILL

Goodwill represents the excess of cost over the value of net assets of businesses acquired and is amortized on a straight-line basis over periods ranging between 10 and 40 years. The Company continually evaluates whether events or circumstances have occurred indicating that the remaining estimated useful life of goodwill may not be appropriate. If factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future operating income compared with the carrying value of goodwill to determine if a write-off is necessary. The cumulative amount of goodwill amortized at December 31, 2000 and 1999 is $22.2 million and $16.7 million, respectively. During 2000, the Company reversed approximately $9.2 million of goodwill related to certain purchase accounting reserves recorded in conjunction with the 1995 ASI/USI merger.

SOFTWARE CAPITALIZATION

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years.

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

RECLASSIFICATION

Certain amounts from prior periods have been reclassified to conform to the 2000 presentation. During the fourth quarter of 2000, the Company reclassified freight revenue from cost of goods sold and operating expense to net sales in compliance with FASB Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10, requires that shipping and handling fees billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. The following table sets forth the impact of the reclassification for the years presented in the Consolidated Statements of
Income:

                                                                            % to                                  % to
For the Years Ended December 31,                          1999           Net Sales            1998             Net Sales
-------------------------------------------------    ---------------    -------------    ----------------    ---------------
Before Freight Revenue Reclassification:

Net sales                                               $3,393,045          100.0%          $3,059,166            100.0%
                                                        ==========                          ==========

Gross margin                                            $  562,077           16.6%          $  529,238             17.3%
Operating expenses                                         379,883           11.2%             359,875(1)          11.8%
                                                        ----------                          ----------
Income from operations                                  $  182,194            5.4%          $  169,363(1)           5.5%
                                                        ==========                          ==========

After Freight Revenue Reclassification:

Net sales                                               $3,442,696          100.0%          $3,097,595            100.0%
                                                        ==========                          ==========

Gross margin                                            $  564,157           16.4%          $  531,437             17.2%
Operating expenses                                         381,963           11.1%             362,074(1)          11.7%
                                                        ----------                          ----------
Income from operations                                  $  182,194            5.3%          $  169,363(1)           5.5%
                                                        ==========                          ==========

1. Excludes non-recurring charges of $13.9 million ($8.3 million net of tax benefit of $5.6 million) related to the write-off of the remaining payments and prepaid expense under a contract for computer services from a vendor.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. The Company sells certain trade receivables to a third party, and this statement may require the Company to disclose more information about these transactions. The Company adopted the disclosure requirements of SFAS No. 140 in the fourth quarter of 2000. The accounting provisions of SFAS No. 140 are effective for transfers after March 31, 2001. The Company is evaluating the financial statement impact of SFAS No. 140.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends certain terms and conditions of SFAS No. 133. The adoption of SFAS No. 133 and 138 did not have a material impact on the Company's consolidated financial statements.

4.       SEGMENT INFORMATION

The Company adopted FASB SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," in 1998. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the company's products and services, the countries in which the company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however only one reportable segment.

The following discussion sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment as the largest general line business products wholesaler in the United States with 2000 net sales of $3.9 billion - including operations outside the United States, which were immaterial. The Company sells its products through national distribution networks to more than 20,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of warehouse facilities and truck fleets radiating from 39 regional distribution centers, 28 Lagasse distribution centers, six Azerty distribution centers, three distribution centers that serve the Canadian marketplace and a distribution center to service clients of TOP. In addition, TOP has leased distribution centers in Harrisburg, Pennsylvania, and in Reno, Nevada. The results of TOP are immaterial to the Consolidated Statements of Income.

The Company's product offerings, comprised of more than 40,000 stockkeeping units (SKUs), may be divided into five primary categories. (i) The Company's core business continues to be traditional office products, which includes both brand name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. (ii) The Company offers computer supplies, and peripherals to computer resellers and office products dealers. (iii) The Company's sale of office furniture, such as leather chairs, wooden and steel desks and computer furniture, has enabled it to become the nation's largest office furniture wholesaler. The Company currently offers nearly 5,000 furniture items from 50 different manufacturers. (iv) A fourth category is facility supplies, including janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. In October 1996, the Company acquired Lagasse, the largest pure wholesaler of janitorial and sanitation supplies in North America. The Company distributes these products through 28 Lagasse distribution centers to sanitary supply dealers. (v) The Company also distributes business machines and audio-visual equipment and supplies.

The Company's customers include office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitary supply distributors and e-commerce dealers. No single customer accounted for more than 9% of the Company's net sales in 2000. For the year ended December 31, 2000, U.S. Office Products Co. was the Company's largest customer, accounting for approximately 8% of net sales.

The following table sets forth net sales by product category (dollars in thousands):

                                                            Years Ended December 31,
                                                 ------------------------------------------------
                                                     2000              1999             1998
                                                 -------------    ---------------    ------------
Traditional office products                         $ 1,356          $ 1,204            $ 1,183
Computer consumables                                  1,288            1,136                878
Office furniture                                        513              435                425
Facilities supplies                                     310              240                202
Business machines and audio-visual
  products                                              385              344                334
Freight revenue                                          64               50                 39
Other                                                    29               34                 37
                                                 ----------       ----------         ----------
Total net sales                                     $ 3,945          $ 3,443            $ 3,098
                                                 ==========       ==========         ==========

5.       OTHER EXPENSE

The following table sets forth the components of other expense (dollars in thousands):

                                                                      Years Ended December 31,
                                                              ------------------------------------------
                                                                 2000           1999            1998
                                                              -----------    -----------     -----------
Loss on the sale of accounts receivable, net of
  servicing revenue                                             $11,133        $  9,393        $ 7,477
Other                                                                68              39            744
                                                                -------        --------        -------
Total                                                           $11,201        $  9,432        $ 8,221
                                                                =======        ========        =======

RECEIVABLES SECURITIZATION PROGRAM

On April 3, 1998, in connection with the refinancing of its credit facilities, the Company entered into a $163.0 million Receivables Securitization Program. Under this program the Company sells, on a revolving basis, its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from the Azerty Business and Lagasse) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade accounts receivable includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. Affiliates of PNC Bank and Chase Manhattan Bank act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accounts receivable sold under these arrangements are excluded from accounts receivable in the Consolidated Balance Sheet. As of December 31, 2000 and 1999, the Company had sold $150.0 million and $160.0 million, respectively, of accounts receivable through the Receivables Securitization Program. The interest rate on the certificates issued under the Receivable Securitization Program during 2000 ranged between 5.9% and 6.8% annually. The Company's retained interests in the receivables in the master trust as of December 31, 2000 and 1999, were approximately $98.2 million and $104.9 million, respectively. This retained interest, which is included in the accounts receivable balance reflected in the Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such accounts receivable of approximately thirty-five days and the Company's collection history, the fair value of the Company's retained interest approximates book value. Losses recognized on the sale of accounts receivable totaled approximately $11.1 million, $9.4 million and $7.5 million in 2000, 1999, and 1998, respectively. These costs vary on a monthly basis and generally are related to certain short-term interest rates. These costs are included in the Consolidated Statements of Income under the caption Other Expense. During 2000, as a result of the short average collection cycle referenced above, proceeds from the collection under this revolving agreement were $2.6 billion. The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. No accounts receivable sold to the master trust were written off during 2000 or 1999.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                          Years Ended December 31,
                                                       ----------------------------------------------------------------
                                                                                                           1998 Before
                                                           2000            1999             1998            Charges(1)
                                                       -------------    ------------    --------------    -------------
Numerator:

  Income before extraordinary item                     $      98,643    $     83,409    $       63,925    $      72,212
  Extraordinary item                                          (6,476)             --            (5,907)              --
                                                       -------------    ------------    --------------    -------------

  Net income                                           $      92,167    $     83,409    $       58,018    $      72,212
                                                       =============    ============    ==============    =============

Denominator:

  Denominator for basic earnings per
  share - weighted average shares                             34,101          34,708            34,680           34,680

  Effect of dilutive securities:
     Employee stock options                                      674             500             1,491            1,491
                                                       -------------    ------------    --------------    -------------

  Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions                              34,775          35,208            36,171           36,171
                                                       =============    ============    ==============    =============

Earnings (loss) per common share:

  Basic
     Income before extraordinary item                  $        2.89    $       2.40    $         1.84    $        2.08
     Extraordinary item                                        (0.19)             --             (0.17)              --
                                                       -------------    ------------    --------------    -------------

     Net income per share                              $        2.70    $       2.40    $         1.67    $        2.08
                                                       =============    ============    ==============    =============

  Diluted
     Income before extraordinary item                  $        2.84    $       2.37    $         1.76    $        2.00
     Extraordinary item                                        (0.19)             --             (0.16)              --
                                                       -------------    ------------    --------------    -------------

     Net income per share                              $        2.65    $       2.37    $         1.60    $        2.00
                                                       =============    ============    ==============    =============

1. The year ended December 31, 1998, reflects a write-off of the remaining term of a contract for computer services from a vendor. As a result, the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under this contract (see Note 1). In addition, during 1998 the Company recorded an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Note 1).

7.       LONG-TERM DEBT

Long-term debt consisted of the following amounts (dollars in thousands):

                                                                                       As of December 31,
                                                                                  -----------------------------
                                                                                     2000             1999
                                                                                  ------------    -------------
     Revolver                                                                     $  98,000       $   53,000
     Tranche A term loan, due in installments until March 31, 2004                   44,325           53,711
     Tranche A1 term loan due in installments until June 30, 2005                   137,500               --
     8.375% Senior Subordinated Notes, due April 15, 2008                           100,000          100,000
     12.75% Senior Subordinated Notes, due May 1, 2005                                   --          100,000

     Industrial development bonds, at market interest rates,
       Maturing at various dates through 2011                                        14,300           14,300
     Industrial development bonds, at 66% to 78% of prime,
       Maturing at various dates through 2004                                        15,500           15,500
     Other long-term debt                                                               242              416
                                                                                  ---------        ---------
        Subtotal                                                                    409,867          336,927
        Less - current maturities                                                   (40,273)          (9,567)
                                                                                  ---------        ---------
     Total                                                                        $ 369,594        $ 327,360
                                                                                  =========        =========

The prevailing prime interest rates at the end of 2000 and 1999 were 9.50% and 8.50%, respectively.

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement"). The Credit Agreement, among other things, provides for an additional $150.0 million, five-year term loan facility (the "Tranche A-1 Facility").

As of December 31, 2000, the available credit under the Credit Agreement included $181.8 million of term loan borrowings (the "Term Loan Facilities"), and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008, and $29.8 million of industrial development bonds.

As of December 31, 2000, the Term Loan Facilities consisted of a $44.3 million Tranche A term loan facility (the "Tranche A Facility") and a $137.5 million Tranche A-1 Facility. Amounts outstanding under the Tranche A Facility are to be repaid in 13 quarterly installments ranging from $2.6 million at March 31, 2001, to $3.7 million at March 31, 2004. Amounts outstanding under the Tranche A-1 Facility are to be repaid in 18 quarterly installments ranging from $6.3 million at March 31, 2001, to $7.8 million at June 30, 2005.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities under the facility, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004, and $98.0 million was outstanding at December 31, 2000.

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

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), excluding the EBITDA of TOP. The Tranche A Facility and Revolving Credit Facility bear interest at the prime rate plus 0% to 1.00%, or, at the Company's option, the London Interbank Offered Rate ("LIBOR") plus 1.25% to 2.25%. The Tranche A-1 Facility bears interest at the prime rate plus 0.25% to 1.25%, or, at the Company's option, LIBOR plus 1.50% to 2.50%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type. At December 31, 2000, the Company was in compliance with all covenants contained in the Credit Agreement.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

The Company is exposed to market risk for changes in interest rates. The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company's cost for these agreements was amortized to interest expense over the term of the agreements, and the unamortized cost was included in other assets. Any payments received or made as a result of the agreements were recorded as an addition to or a reduction from interest expense. For the years ended December 31, 1999 and 1998, the Company recorded $0.2 million and $0.2 million, respectively, to interest expense resulting from LIBOR rate fluctuations below the floor rate specified in the collar agreements. The Company's interest rate collar agreements on $200.0 million of borrowings at LIBOR rates between 5.2% and 8.0% expired on October 29, 1999. As of December 31, 2000, the Company has not entered into any new interest rate collar agreements.

Management believes that the Company's cash on hand, anticipated funds generated from operations and borrowings available under the Credit Agreement, will be sufficient to meet the short-term (fewer than 12 months) and long-term operating and capital needs of the Company, as well as to service its debt in accordance with its terms. There is, however, no assurance that this will be accomplished.

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indentures governing the Notes contain restrictions on the ability of USSC to transfer cash to United.

Debt maturities for the years subsequent to December 31, 2000, are as follows (dollars in thousands):

Year                              Amount
----                              ------
2001                            $   40,273
2002                                55,159
2003                                52,651
2004                                41,300
2005                                15,684
Later years                        204,800
                                ----------
Total                           $  409,867
                                ==========

As of December 31, 2000 and 1999, the Company had available letters of credit of $53.0 million, of which $49.6 million and $48.8 million, respectively, were outstanding.

12.75% SENIOR SUBORDINATED NOTES

The 12.75% Senior Subordinated Notes ("12.75% Notes") were originally issued on May 3, 1995, under the 12.75% Notes Indenture. On May 2, 2000, the Company redeemed the remaining $100.0 million of its 12.75% Senior Subordinated Notes (the "12.75% Notes"). The 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company recognized an extraordinary loss on the early retirement of debt of approximately $10.7 million ($6.5 million net of tax benefit of $4.2 million). This charge included the write-off of approximately $4.3 million ($2.6 million net of tax benefit of $1.7 million) of capitalized costs. The redemption was funded through the Company's Revolving Credit Facility.

8.375% SENIOR SUBORDINATED NOTES

The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, under the 8.375% Notes Indenture. As of December 31, 2000, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

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

Upon the occurrence of a change of control (which includes the acquisition by any person or group of more than 50% of the voting power of the outstanding Common Stock of either the Company or USSC, or certain significant changes in the composition of the Board of Directors of either the Company or USSC), USSC shall be obligated to offer to redeem all or a portion of each holder's 8.375% Notes at 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of the redemption. This obligation, if it arose, could have a material adverse effect on the Company.

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

8.       LEASES

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum rental payments under operating leases in effect at December 31, 2000, having initial or remaining non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

                                             Operating
Year                                         Leases (1)
-------                                     ------------
2001                                        $  38,806
2002                                           32,593
2003                                           26,423
2004                                           23,786
2005                                           19,779
Later years                                    63,123
                                            ---------
Total minimum lease payments                $ 204,510
                                            =========

(1)  Operating leases are net of immaterial sublease income.

Rental expense for all operating leases was approximately $31.0 million, $27.1 million, and $20.8 million in 2000, 1999, and 1998, respectively.

9.       PENSION PLANS AND DEFINED CONTRIBUTION PLAN

PENSION PLANS

As of December 31, 2000, the Company has pension plans covering approximately 4,500 of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with current tax laws.

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                            2000         1999
                                                        -----------  -----------
Benefit obligation at beginning of year                   $35,647      $37,122
Service cost                                                3,171        3,231
Interest cost                                               2,997        2,598
Amendments                                                    267          430
Actuarial loss (gain)                                       3,447       (6,754)
Benefits paid                                              (1,110)        (980)
                                                          -------      -------
Benefit obligation at end of year                         $44,419      $35,647
                                                          =======      =======

The plans' assets consist of corporate and government debt securities and equity securities. The following table sets forth the change in the plans' assets for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                             2000        1999
                                                          ---------   ---------
Fair value of assets at beginning of year                 $47,891     $40,974
Actual return on plan assets                                8,015       7,634
Company contributions                                       2,051         263
Benefits paid                                              (1,110)       (980)
                                                          -------     -------
Fair value of plan assets at end of year                  $56,847     $47,891
                                                          =======     =======

The following table sets forth the plans' funded status as of December 31, 2000 and 1999 (dollars in thousands):

                                                              2000          1999
                                                          ---------     ---------
Funded status of the plan                                 $  12,428     $  12,244
Unrecognized prior service cost                               1,429         1,273
Unrecognized net actuarial gain                             (15,113)      (15,282)
                                                          ---------     ---------
Pension liability recognized
      in the Consolidated Balance Sheets                  $  (1,256)    $  (1,765)
                                                          =========     =========

Net periodic pension cost for 2000, 1999 and 1998 for pension and supplemental benefit plans includes the following components (dollars in thousands):












                                                             2000          1999              1998
                                                           ---------     ---------       -----------
Service cost - benefit earned during the period            $   3,171     $   3,231       $     2,734
Interest cost on projected benefit obligation                  2,997         2,598             2,113
Expected return on plan assets                                (4,114)       (3,485)           (2,648)
Amortization of prior service cost                               111            99                99
Plan curtailment loss                                             --           193                --
Amortization of actuarial loss                                  (623)          (13)             (243)
                                                           ---------     ---------       -----------
Net periodic pension cost                                  $   1,542     $   2,623       $     2,055
                                                           =========     =========       ===========

The assumptions used in accounting for the Company's defined benefit plans are set forth below:

                                                              2000         1999             1998
                                                           ---------     ---------       -----------
Assumed discount rate                                          7.75%          7.75%         6.75%
Rates of compensation increase                                 5.50%          5.50%         5.50%
Expected long-term rate of return on plan assets               8.50%          8.50%         7.50%

DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan. Salaried employees and non-union hourly paid employees are eligible to participate after completing six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employees' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match employees' contributions were approximately $3.1 million, $1.5 million and $1.4 million in 2000, 1999 and 1998, respectively. In addition, the Board of Directors approved a special contribution of approximately $1.0 million in 1998 to the United Stationers 401(k) Savings Plan on behalf of non-highly compensated employees who are eligible for participation in the plan.

10.      POSTRETIREMENT BENEFITS

The Company maintains a postretirement plan. The plan is unfunded and provides health care benefits to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. The following tables set forth the plan's change in Accrued Postretirement Benefit Obligation ("APBO"), plan assets and funded status for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                               2000               1999
                                                            -----------        -----------
Benefit obligation at beginning of year                     $     3,606        $     3,748
Service cost                                                        574                498
Interest cost                                                       335                229
Plan participants' contributions                                    111                106
Actuarial loss (gain)                                               613               (770)
Benefits paid                                                      (459)              (205)
                                                            -----------        -----------
Benefit obligation at end of year                           $     4,780        $     3,606
                                                            ===========        ===========

Fair value of assets at beginning of year                   $        --        $        --
Company contributions                                               348                 99
Plan participants' contributions                                    111                106
Benefits paid                                                      (459)              (205)
                                                            -----------        -----------
Fair value of plan assets at end of year                    $        --        $        --
                                                            ===========        ===========

Funded status of the plan                                   $    (4,780)       $    (3,606)
Unrecognized net actuarial gain                                     (65)              (789)
                                                            -----------        -----------
Accrued postretirement benefit obligation
      in the Consolidated Balance Sheets                    $    (4,845)       $    (4,395)
                                                            ===========        ===========

The costs of postretirement health care benefits for the years ended December 31, 2000, 1999 and 1998 were as follows (dollars in thousands):

                                                              2000             1999            1998
                                                         ---------------   -------------   --------------
Service cost                                             $         574     $        498    $        479
Interest cost                                                      335              229             209
Amortization of actuarial loss                                      --               (7)            (15)
                                                         --------------    -------------   -------------
Net periodic postretirement benefit cost                 $         909     $        720    $        673
                                                         ==============    =============   ============

The assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

                                                              2000             1999            1998
                                                         ---------------   -------------   --------------
Assumed average health care cost trend                           3.0%              3.0%             3.0%
Assumed discount rate                                           7.75%             7.75%            6.75%

The postretirement plan states that the Company's medical cost increases for current and future retirees and their dependents are capped at 3%. Because annual medical cost increases are trending above 4% and the Company's portion of any increase is capped at 3%, a 1% increase or decrease in these costs will have no effect on the APBO, the service cost or the interest cost.

11.       STOCK OPTION PLAN

The Management Equity Plan (the "Plan") is administered by the Human Resources Committee, or the Board of Directors or by such other committee, as determined by the Board of Directors of the Company. The Plan provides for the issuance of Common Stock, through the exercise of options, to members of the Board of Directors and to key employees of the Company, either as incentive stock options or as non-qualified stock options.

In May 2000, the Company's stockholders approved the 2000 Management Equity Plan, which provided for the issuance of up to 3.7 million shares of Common Stock through the exercise of options, to members of the Board of Directors and to key employees of the Company or its subsidiaries or other affiliates. During 2000, 1999 and 1998, options of approximately 1.0 million, 1.3 million and 1.0 million, respectively, were granted to management employees and directors, with option exercise prices equal to fair market value.

An optionee under the Plan must pay the full option price upon exercise of an option (i) in cash; (ii) with the consent of the Board of Directors, by delivering mature shares of Common Stock already owned by the optionee and having a fair market value at least equal to the exercise price; or (iii) in any combination of the above. The Company may require the optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee to pay in cash, or (iii) reducing the number of shares of Common Stock to be issued to meet only the minimum statutory withholding requirement (except in the case of incentive stock options).

The following table summarizes the transactions of the Plan for the last three years:

                                                     Weighted                       Weighted                            Weighted
                                                     Average                         Average                             Average
     Management Equity Plan                          Exercise                       Exercise                            Exercise
  (excluding restricted stock)        2000            Prices          1999           Prices             1998             Prices
--------------------------------  -------------    -------------  -------------    ------------    ----------------    ------------
Options outstanding at
  beginning of the year            2,968,875        $ 19.60        2,212,578        $ 15.28           3,597,794         $  6.89
Granted                              984,100          28.85        1,293,025          22.89             965,150           24.13
Exercised                           (396,480)         10.82         (434,978)          6.52          (2,303,666)           5.73
Canceled                            (125,940)         23.40         (101,750)         23.41             (46,700)          22.89
                                  ----------        -------       ----------        -------        -------------        -------
Options outstanding at
  end of the year                  3,430,555        $ 23.13        2,968,875        $ 19.60           2,212,578         $ 15.28
                                  ==========        =======       ==========        =======         ===========         =======

Number of options
  exercisable                        834,225        $ 19.04          707,160        $ 12.98              862,128        $  7.64
                                  ==========        =======       ==========        =======         ============        =======

The following table summarizes information concerning the Plan's outstanding options as of December 31, 2000:

                                              Remaining
        Exercise            Number           Contractual          Number
         Prices           Outstanding        Life (Years)       Exercisable
     ---------------    ----------------    ---------------    --------------
         10.81             500,000                6.5              300,000
         22.00             410,705                8.6               79,285
         22.13              30,000                7.0               18,000
         23.38             619,750                7.2              240,340
         23.38             755,000                8.2              141,000
         24.13              62,000                7.2               24,800
         25.00               5,000               10.0                  --
         25.50              40,000               10.0                  --
         26.25              30,000               10.0                  --
         27.06               5,000                7.3                2,000
         28.56              30,000               10.0                  --
         29.13             871,100               10.0                  --
         30.56               6,000                7.5                2,400
         31.63              30,000                7.3               12,000
         33.06              30,000                7.7               12,000
         33.56               6,000                7.7                2,400
                         ---------                                 -------
         Total           3,430,555                                 834,225
                         =========                                 =======

The Company elected the supplemental disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company is required to disclose pro forma net income and earnings per share as if the fair value-based accounting method in SFAS No. 123 had been used to account for stock-based compensation cost.

Options granted under the Plan during 2000, 1999 and 1998 did not require compensation cost to be recognized in the income statement. However, they are subject to the supplemental disclosure requirements of SFAS No. 123. Net income and earnings per share, before charges (see 1 and 2 below), for 2000 and 1998 represent the Company's results, excluding one-time charges and the pro forma adjustments required by SFAS No. 123. Had compensation cost been determined on the basis of SFAS No. 123 for options granted during 2000, 1999 and 1998, net income and earnings per share would have been adjusted as follows (in thousands, except per share data):

                                                                  2000                1999                1998
                                                              --------------     ---------------    -----------------
Net Income Attributable to Common Stockholders:
  As reported                                                  $  92,167          $     83,409       $     58,018
  Before charges                                                  98,643(1)             83,409             72,212(2)
  Pro forma                                                       87,951                79,821             55,758

Net Income per Common Share - Basic:
  As reported                                                  $    2.70          $       2.40       $       1.67
  Before charges                                                    2.89(1)               2.40               2.08(2)
  Pro forma                                                         2.58                  2.30               1.61
  Average number of common shares (in thousands)                  34,101                34,708             34,680

Net Income per Common Share - Diluted:
  As reported                                                 $     2.65          $       2.37       $       1.60
  Before charges                                                    2.84(1)               2.37               2.00(2)
  Pro forma                                                         2.53                  2.27               1.54
 Average number of common shares (in thousands)                   34,775                35,208             36,171

1. In the second quarter of 2000, the Company recorded an extraordinary charge of $10.7 million ($6.5 million net of tax benefit of $4.2 million) related to the early retirement of debt (see Note 1).

2. The year ended December 31, 1998, reflected a write-off of the remaining term of a contract for computer services from a vendor. As a result, the Company recorded a non-recurring charge of $13.9 million ($8.3 million net of tax benefit of $5.6 million) to write off the remaining payments and related prepaid expense under this contract (see Note 1). In addition, during 1998 the Company recorded an extraordinary loss of $9.9 million ($5.9 million net of tax benefit of $4.0 million) related to the early retirement of debt (see Note 1).

The Company uses a binomial option pricing model to estimate the fair value of options at the date of grant. The weighted average assumptions used to value options and the weighted average fair value of options granted during 2000, 1999 and 1998 were as follows:

                                                    2000                1999               1998
                                                -------------       --------------    --------------
Fair value of options granted                    $   13.84            $    13.20        $   14.58
Exercise price                                       28.85                 22.89            24.13
Expected stock price volatility                      52.8%                 55.5%            59.0%
Expected dividend yield                               0.0%                  0.0%             0.0%
Risk-free interest rate                               6.1%                  5.1%             5.5%
Expected life of options                           4 years               6 years          6 years

12.      PREFERRED STOCK

The Company's authorized capital shares include 15,000,000 shares of preferred stock. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. At December 31, 2000, the Company had zero shares of preferred stock outstanding and all 15,000,000 shares are specified as undesignated preferred stock.

13.      INCOME TAXES

The provision for income taxes consisted of the following (dollars in thousands):

                                                        Years Ended December 31,
                                            -------------------------------------------------
                                                2000             1999              1998
                                            -------------    -------------    ---------------
Currently Payable -
   Federal                                   $   49,329        $  47,774        $   34,281
   State                                         10,824           11,722             8,403
                                             ----------        ---------        ----------
      Total currently payable                    60,153           59,496            42,684

Deferred, net -
   Federal                                        4,491              530             3,508
   State                                            829              132               872
                                            -----------      -----------        ----------
       Total deferred, net                        5,320              662             4,380
                                            -----------      -----------        ----------
Provision for income taxes                  $    65,473      $    60,158        $   47,064
                                            ===========      ===========        ==========

The Company's effective income tax rates for the years ended December 31, 2000, 1999 and 1998 varied from the statutory federal income tax rate as set forth in the following table (dollars in thousands):
















                                                                      Years Ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                             2000                               1999                                1998
                                -------------------------------    --------------------------------    -----------------------------
                                                 % of Pre-tax                        % of Pre-tax                       % of Pre-tax
                                  Amount            Income            Amount            Income           Amount            Income
                                ------------    ---------------    -------------     --------------    ------------     ------------
Tax provision based on the
   federal statutory rate       $  57,441               35.0%      $   50,248              35.0%        $  38,846            35.0%
State and local income
   taxes - net of federal
   income tax benefit               7,713                4.7            7,710               5.4             5,993             5.4
Non-deductible and other              319                0.2            2,200               1.5             2,225             2.0
                                ---------       -------------      ----------       -----------         ---------        --------
Provision for income taxes      $  65,473               39.9%      $   60,158              41.9%        $  47,064            42.4%
                                =========       =============      ==========       ===========         =========        ========

The deferred tax assets and liabilities resulted from timing differences in the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (dollars in thousands):

                                                                              As of December 31,
                                                   --------------------------------------------------------------------------
                                                                 2000                                   1999
                                                   ----------------------------------    ------------------------------------
                                                      Assets           Liabilities           Assets            Liabilities
                                                   -------------     ----------------    ----------------    ----------------
Accrued expenses                                     $  13,926         $        --        $    24,384           $      --
Allowance for doubtful accounts                          6,251                  --              6,354                  --
Inventory reserves and adjustments                          --              13,411                 --              18,089
Depreciation and amortization                               --              28,604                 --              37,557
Reserve for stock option compensation                      447                  --              1,688                  --
Other                                                    5,858                  --              6,412                  --
                                                   -----------         -----------        -----------           ---------
Total                                              $    26,482         $    42,015        $    38,838           $  55,646
                                                   ===========         ===========        ===========           =========

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                                                              2000             1998               1998
                                                          -------------    -------------     ---------------
Cash Paid During the Year for:
   Interest                                                $   28,555       $   27,449        $   35,464
   Discount on the sale of accounts receivable                 10,632            8,919             7,128
   Income taxes                                                62,691           54,520            26,439

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments is as follows (dollars in thousands):

                                                   As of December 31, 2000                     As of December 31, 1999
                                            ---------------------------------------    ----------------------------------------
                                              Carrying Amount         Fair Value         Carrying Amount          Fair Value
                                            ---------------------    --------------    ---------------------    ---------------
Cash and cash equivalents                   $         19,784         $  19,784         $       18,993           $     18,993
Current maturities of long-term
  Debt                                                40,273            40,273                  9,567                  9,567
Long-term debt:
  12.75% Subordinated Notes                               --                --                100,000                107,640
   8.375% Subordinated Notes                         100,000            92,950                100,000                 92,220
   All other                                         269,594           269,594                127,360                127,360

The fair value of the Notes are based on quoted market prices and quotes from counterparties, respectively.

16.      QUARTERLY FINANCIAL DATA - UNAUDITED

                                                                         Income                          Income Per
                                                                         Before                          Share Before       Net
(dollars in thousands,                                                Extraordinary         Net         Extraordinary    Income Per
  except share data)          Net Sales(1)       Gross Profit(1)          Item             Income           Item(2)       Share(2)
                              --------------     ---------------    ----------------    ------------   ---------------  ------------
YEAR ENDED DECEMBER 31, 2000

First Quarter                   $   994,883        $  158,130        $    23,924         $  23,924        $     0.69     $    0.69
Second Quarter                      944,023           148,795             22,768            16,292              0.65          0.47
Third Quarter                     1,015,441           164,516             26,427            26,427              0.76          0.76
Fourth Quarter                      990,515           172,403             25,524            25,524              0.74          0.74
                               ------------       -----------       ------------        ----------
Total                           $ 3,944,862        $  643,844        $    98,643         $  92,167              2.84          2.65
                               ============       ===========       ============        ==========

YEAR ENDED DECEMBER 31, 1999

First Quarter                   $   835,485        $  134,145        $    18,688         $  18,688        $     0.50     $    0.50
Second Quarter                      811,723           128,567             17,317            17,317              0.50          0.50
Third Quarter                       889,996           144,208             22,293            22,293              0.65          0.65
Fourth Quarter                      905,492           157,237             25,111            25,111              0.73          0.73
                               ------------       -----------       ------------        ----------
Total                           $ 3,442,696        $  564,157        $    83,409         $  83,409              2.37          2.37
                               ============       ===========       ============        ==========

(1) During the fourth quarter of 2000, the Company restated all prior periods to reclassify freight revenue from cost of goods sold and operating expense to net sales in compliance with FASB Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10, requires that shipping and handling fees billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue.

(2) As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not equal earnings per share for the total year.

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following table presents condensed consolidating financial information for the guarantors of the 8.375% Notes issued by USSC. Payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries (as defined in the 8.375% Notes Indenture). The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

                                   CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                              (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)

                                                         United
                                          United       Stationers
                                       Stationers Inc.  Supply Co.    Subsidiary    Subsidiary
                                         (Parent)       (Issuer)      Guarantors   Non-Guarantors  Eliminations  Consolidated
                                        -----------    -----------    -----------  --------------  -----------    -----------
FOR THE YEAR ENDED DECEMBER 31, 2000:

Net sales                               $        --    $ 2,965,590    $   982,904   $    33,305   $   (36,937)   $ 3,944,862
Cost of goods sold                               --      2,417,632        885,179            --        (1,793)     3,301,018
                                        -----------    -----------    -----------  --------------  -----------    -----------
Gross profit                                     --        547,958         97,725        33,305       (35,144)       643,844
Warehouse, marketing and
  administrative expenses                        --        381,623         59,212         3,495        (3,032)       441,298
Other expense                                    --         32,180             --            --       (20,979)        11,201
Interest (income) expense                    (8,793)        24,575          4,220        18,360       (11,133)        27,229
                                        -----------    -----------    -----------  --------------  -----------    -----------
Income before income taxes
  and extraordinary item                      8,793        109,580         34,293        11,450            --        164,116
Income taxes                                  3,103         43,655         14,196         4,519            --         65,473
Equity from subsidiaries                     86,477          6,931             --            --       (93,408)            --
                                        -----------    -----------    -----------  --------------  -----------    -----------

Income before extraordinary item             92,167         72,856         20,097         6,931       (93,408)        98,643
Extraordinary item - loss on early
  retirement of debt, net of tax                 --         (6,476)            --            --            --         (6,476)
                                        -----------    -----------    -----------  --------------  -----------    -----------
Net income                              $    92,167    $    66,380    $    20,097   $     6,931   $   (93,408)   $    92,167
                                        ===========    ===========    ===========   ===========   ===========    ===========
FOR THE YEAR ENDED DECEMBER 31, 1999:

Net sales                                        --    $ 2,624,564    $   819,448   $    31,570   $   (32,886)   $ 3,442,696
Cost of goods sold                               --      2,138,757        739,782            --            --      2,878,539
                                        -----------    -----------    -----------  --------------  -----------    -----------
Gross profit                                     --        485,807         79,666        31,570       (32,886)       564,157
Warehouse, marketing and
  administrative expenses                        --        330,162         51,045         3,444        (2,688)       381,963
Other expense                                    --         30,237             --            --       (20,805)         9,432
Interest (income) expense                    (6,978)        25,364          4,894        15,308        (9,393)        29,195
                                        -----------    -----------    -----------  --------------  -----------    -----------
Income before income taxes                    6,978        100,044         23,727        12,818            --        143,567
Income taxes                                  2,491         42,127         10,293         5,247            --         60,158
Equity from subsidiaries                     78,922          7,571             --            --       (86,493)            --
                                        -----------    -----------    -----------  --------------  -----------    -----------
Net income                              $    83,409    $    65,488    $    13,434   $     7,571   $   (86,493)   $    83,409
                                        ===========    ===========    ===========   ===========   ===========    ===========
FOR THE YEAR ENDED DECEMBER 31, 1998:

Net sales                                        --    $ 2,669,015    $   429,444   $    26,870   $   (27,734)   $ 3,097,595
Cost of goods sold                               --      2,184,470        381,688            --            --      2,566,158
                                        -----------    -----------    -----------  --------------  -----------    -----------
Gross profit                                     --        484,545         47,756        26,870       (27,734)       531,437
Warehouse, marketing and
  administrative expenses                        --        344,738         30,502         2,776        (2,090)       375,926
Other expense                                    --         26,388             --            --       (18,167)         8,221
Interest (income) expense                    (6,365)        37,393            217        12,533        (7,477)        36,301
                                        -----------    -----------    -----------  --------------  -----------    -----------
Income before income taxes
  and extraordinary item                      6,365         76,026         17,037        11,561            --        110,989
Income taxes                                  2,279         32,306          7,748         4,731            --         47,064
Equity from subsidiaries                     53,932          6,830             --            --       (60,762)            --
                                        -----------    -----------    -----------  --------------  -----------    -----------
Income before extraordinary item             58,018         50,550          9,289         6,830       (60,762)        63,925
Extraordinary item - loss on early
  retirement of debt, net of tax                 --         (5,907)            --            --            --         (5,907)
                                        -----------    -----------    -----------  --------------  -----------    -----------
Net income                              $    58,018    $    44,643    $     9,289   $     6,830   $   (60,762)   $    58,018
                                        ===========    ===========    ===========   ===========   ===========    ===========

                                        Condensed Consolidating Balance Sheets
                                               (dollars in thousands)
                                                    (unaudited)


                                                            United
                                              United      Stationers
                                          Stationers Inc.  Supply Co.   Subsidiary     Subsidiary
                                             (Parent)       (Issuer)    Guarantors   Non-Guarantors   Eliminations   Consolidated
                                             --------     -----------   -----------  --------------   ------------   -----------

AS OF DECEMBER 31, 2000:
Assets
  Cash and cash equivalents                  $    424     $    13,202   $     4,201    $     1,957          $  --    $    19,784
  Accounts receivable, net                         --         139,905       124,451        241,572       (175,994)       329,934
  Inventories                                      --         524,120       164,806             --             --        688,926
  Other current assets                             --          10,599         5,239              5             --         15,843
  Property, plant and equipment, net               --         179,370        10,412              5             --        189,787
  Goodwill, net                                    --          77,914       104,009             --             --        181,923
  Intercompany notes receivable               102,317         112,555            --             --       (214,872)            --
  Investment in subsidiaries                  525,011         197,198            --             --       (722,209)            --
  Other noncurrent assets                           2          21,157            --             --           (329)        20,830
                                             --------     -----------   -----------    -----------    -----------    -----------
Total assets                                 $627,754     $ 1,276,020   $   413,118    $   243,539    $(1,113,404)   $ 1,447,027
                                             ========     ===========   ===========    ===========    ===========    ===========

Liabilities and Stockholders' Equity
  Accounts payable                           $     --     $   273,697   $   119,092             --             --    $   392,789
  Accrued liabilities                           3,102          95,001        27,563          5,575         (5,272)       125,969
  Current maturities of long-term debt             --          40,193            80             --             --         40,273
  Deferred income taxes                            --          22,301           402             --             --         22,703
  Long-term obligations                            --         393,178        (6,324)       150,000       (150,000)       386,854
  Intercompany notes payable                       --         102,317        47,098         65,457       (214,872)            --
  Stockholders' equity                        624,652         349,333       225,207         22,507       (743,260)       478,439
                                             --------     -----------   -----------    -----------    -----------    -----------
Total liabilities and stockholders' equity   $627,754     $ 1,276,020   $   413,118    $   243,539    $(1,113,404)   $ 1,447,027
                                             ========     ===========   ===========    ===========    ===========    ===========

AS OF DECEMBER 31, 1999:
Assets
  Cash and cash equivalents                  $    424     $    13,889   $     2,506    $     2,174             --    $    18,993
  Accounts receivable, net                         --          94,855       111,184        237,235       (179,842)       263,432
  Inventories                                      --         478,049       129,633             --             --        607,682
  Other current assets                             --          20,328         4,090              6             --         24,424
  Property, plant and equipment, net               --         157,220        10,300             24             --        167,544
  Goodwill, net                                    --          74,618       106,838             --             --        181,456

  Intercompany notes receivable                93,524         128,051            --             --       (221,575)            --
  Investment in subsidiaries                  447,834         168,491            --             --       (616,325)            --
  Other noncurrent assets                           2          16,698            --             --           (328)        16,372
                                             --------     -----------   -----------    -----------    -----------    -----------
Total assets                                 $541,784     $ 1,152,199   $   364,551    $   239,439    $(1,018,070)   $ 1,279,903
                                             ========     ===========   ===========    ===========    ===========    ===========

Liabilities and Stockholders' Equity
  Accounts payable                           $     --     $   269,493   $    77,065             --             --    $   346,558
  Accrued liabilities                           2,491         117,521        22,432          6,191         (5,777)       142,858
  Current maturities of long-term debt             --           9,386           181             --             --          9,567
  Deferred income taxes                            --          28,655           271             --             --         28,926
  Long-term obligations                            --         349,660        (3,675)       160,000       (160,000)       345,985
  Intercompany notes payable                       --          93,524        70,801         57,250       (221,575)            --
  Stockholders' equity                        539,293         283,960       197,476         15,998       (630,718)       406,009
                                             --------     -----------   -----------    -----------    -----------    -----------
Total liabilities and stockholders' equity   $541,784     $ 1,152,199   $   364,551    $   239,439    $(1,018,070)   $ 1,279,903
                                             ========     ===========   ===========    ===========    ===========    ===========


                               Condensed Consolidating Statements of Cash Flows
                                           (dollars in thousands)
                                                 (unaudited)

                                                               United
                                                United        Stationers
                                             Stationers Inc.  Supply Co.   Subsidiary  Subsidiary
                                                (Parent)       (Issuer)    Guarantors  Non-Guarantors  Eliminations Consolidated
                                                ---------     ----------   ----------  --------------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 2000:

Net cash flows (used in) provided by
  operating activities                          $  (4,247)     $  30,087    $  27,957    $   1,576      $ (16,703)   $  38,670

Cash flows from investing activities:
  Acquisitions                                         --        (44,233)          --           --             --      (44,233)
  Capital expenditures                                 --        (41,079)      (2,559)          --             --      (43,638)
  Investment in subsidiaries                       22,437             --           --           --        (22,437)          --
  Proceeds from the disposition of property,
     plant and equipment                               --          4,337           --           --             --        4,337
                                                ---------      ---------    ---------    ---------      ---------    ---------
Net cash provided by (used in) investing
  activities                                       22,437        (80,975)      (2,559)          --        (22,437)     (83,534)

Cash flows from financing activities:
  Net borrowings under revolver                        --         45,000           --           --             --       45,000
  Retirements and principal payments of debt           --       (128,509)          --      (10,000)        10,000     (128,509)
  Borrowings under financing agreements                --        150,000           --           --             --      150,000
  Issuance of treasury stock                        4,247             --           --           --             --        4,247
  Acquisition of treasury stock, at cost          (22,437)            --           --           --             --      (22,437)
  Intercompany dividend                                --        (22,437)          --           --         22,437           --
  Intercompany notes payable                           --          8,793      (23,703)       8,207          6,703           --
  Payment of employee withholding tax related          --             --           --           --
    to stock option exercises                          --         (2,646)          --           --             --       (2,646)
                                                ---------      ---------    ---------    ---------      ---------    ---------
Net cash (used in) provided by financing
  activities                                      (18,190)        50,201      (23,703)      (1,793)        39,140       45,655
Net change in cash and cash equivalents                --           (687)       1,695         (217)            --          791
Cash and cash equivalents, beginning of year          424         13,889        2,506        2,174             --       18,993
                                                ---------      ---------    ---------    ---------      ---------    ---------
Cash and cash equivalents, end of year          $     424      $  13,202    $   4,201    $   1,957      $      --    $  19,784
                                                =========      =========    =========    =========      =========    =========
FOR THE YEAR ENDED DECEMBER 31, 1999:

Net cash flows (used in) provided by
  operating activities                          $  (2,848)     $  54,589    $ (46,712)   $  11,597      $  36,955    $  53,581
Cash flows from investing activities:
  Acquisitions                                         --         (4,680)          --           --             --       (4,680)
  Capital expenditures                                 --        (21,910)      (3,551)          --             --      (25,461)
  Investment in subsidiaries                       49,600             --           --           --        (49,600)          --
  Proceeds from the disposition of property,
     plant and equipment                               --          4,130           --           --             --        4,130
                                                ---------      ---------    ---------    ---------      ---------    ---------
Net cash provided by (used in) investing
  activities                                       49,600        (22,460)      (3,551)          --        (49,600)     (26,011)

Cash flows from financing activities:
  Net borrowings under revolver                        --         29,000           --           --             --       29,000
  Retirements and principal payments of debt           --         (7,604)          --           --             --       (7,604)
  Borrowings under financing agreements                --            145           --           --             --          145
  Financing costs                                      --            250           --           --             --          250
  Issuance of common stock                          2,523             --           --           --             --        2,523
  Issuance of treasury stock                          323             --           --           --             --          323
  Acquisition of treasury stock, at cost          (49,600)            --           --           --             --      (49,600)
  Intercompany dividend                                --        (49,600)          --           --         49,600           --
  Intercompany notes payable                           --           (234)      47,618      (10,429)       (36,955)          --
  Payment of employee withholding tax related
    to related to stock option exercises               --         (2,652)          --           --             --       (2,652)
                                                ---------      ---------    ---------    ---------      ---------    ---------
Net cash (used in) provided by financing
  activities                                      (46,754)       (30,695)      47,618      (10,429)        12,645      (27,615)
Net change in cash and cash equivalents                (2)         1,434       (2,645)       1,168             --          (45)
Cash and cash equivalents, beginning of year          426         12,455        5,151        1,006             --       19,038
                                                ---------      ---------    ---------    ---------      ---------    ---------
Cash and cash equivalents, end of year          $     424      $  13,889    $   2,506    $   2,174      $      --    $  18,993
                                                =========      =========    =========    =========      =========    =========





FOR THE YEAR ENDED DECEMBER 31, 1998:

Net cash flows (used in) provided by
  operating activities                          $ (99,516)     $ 281,969    $ (14,281)   $(227,610)     $ 350,304    $ 290,866

Cash flows from investing activities:
  Acquisitions                                         --       (115,740)          --           --             --     (115,740)
  Capital expenditures                                 --        (20,950)      (3,759)          --             --      (24,709)
  Proceeds from the disposition of property,
     plant and equipment                               --             93           --           --             --           93
                                                ---------      ---------    ---------    ---------      ---------    ---------
Net cash used in investing activities                  --       (136,597)      (3,759)          --             --     (140,356)

Cash flows from financing activities:
  Net repayments under revolver                        --        (22,000)          --           --             --      (22,000)
  Retirements and principal payments of debt           --       (549,852)          --           --             --     (549,852)
  Borrowings under financing agreements                --        350,000           --      160,000       (160,000)     350,000
  Financing costs                                      --         (4,526)          --           --             --       (4,526)
  Issuance of common stock                         99,442         27,622           --           --        (27,622)      99,442

  Intercompany notes payable                           --         71,820       23,183       67,679       (162,682)          --
  Payment of employee withholding tax
    related to stock option exercises                  --        (16,903)          --           --             --      (16,903)
                                                ---------      ---------    ---------    ---------      ---------    ---------
  Net cash provided by (used in) financing
    activities                                     99,442       (143,839)      23,183      227,679       (350,304)    (143,839)

Net change in cash and cash equivalents               (74)         1,533        5,143           69             --        6,671
Cash and cash equivalents, beginning of year          500         10,922            8          937             --       12,367
                                                ---------      ---------    ---------    ---------      ---------    ---------
Cash and cash equivalents, end of year          $     426      $  12,455    $   5,151    $   1,006      $      --    $  19,038
                                                =========      =========    =========    =========      =========    =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to those individuals who are currently serving as members of the Board of Directors or as executive officers of the Company on MARCH 15, 2001:

        NAME                     AGE           POSITION
 -------------------------------------------------------------------------------
Frederick B. Hegi, Jr...........  57           Chairman of the Board of Directors
Randall W. Larrimore............  53           Director, President and Chief Executive Officer
Daniel J. Good..................  60           Director
Ilene S. Gordon.................  47           Director
Roy W. Haley....................  54           Director
Max D. Hopper...................  66           Director
James A. Johnson................  47           Director
Benson P. Shapiro...............  59           Director
Alex D. Zoghlin.................  31           Director
Tom Helton......................  53           Executive Vice President, Human Resources and Organization Development
Eileen A. Kamerick..............  42           Executive Vice President and Chief Financial Officer
Steven R. Schwarz...............  47           Executive Vice President and President, United Supply Division
Brian S. Cooper.................  44           Senior Vice President and Treasurer
Kathleen S. Dvorak..............  44           Senior Vice President, Investor Relations and Financial Administration
                                               and Assistant Secretary
Susan Maloney Meyer.............  57           Senior Vice President, General Counsel and Secretary
Ergin Uskup.....................  63           Senior Vice President, Management Information Systems
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

FREDERICK B. HEGI, JR. was elected to the Board of Directors of the Company in 1995 and served as Chairman, interim President and Chief Executive Officer until Randall Larrimore became President and Chief Executive Officer in May 1997. Mr. Hegi is founding partner of Wingate Partners, including the indirect general partner of each of Wingate Partners L.P. and Wingate Partners II, L.P. Since May 1982, Mr. Hegi has served as President of Valley View Capital Corporation, a private investment firm. Mr. Hegi also currently serves as Chairman of the Board of Loomis, Fargo & Co., the second largest armored car service company in the United States; Chairman of Tahoka First Bancorp, Inc., a bank holding company; and Chairman of Cedar Creek Bancshares, Inc., a bank holding company. Additionally, he is a director of Texas Capital Bancshares, Inc., a bank holding company, Lone Star Technologies, Inc., a diversified company engaged in the manufacture of tubular products, and Pro Parts Xpress, Inc., a wholesale distributor of automotive parts, and ENSR International, an international environmental service firm. Mr. Hegi is also Chairman, President and Chief Executive Officer of Kevco, Inc., a publicly held distributor of building products to the manufactured housing and recreational vehicle industries, which filed for protection under Chapter 11 of the United States Bankruptcy Code on
February 5, 2001.

RANDALL W. LARRIMORE was elected to the Board of Directors of the Company and became President and Chief Executive Officer of the Company on May 23, 1997. Mr. Larrimore served as Interim Chief Financial Officer from March 6, 2000 to October 2, 2000. From February 1988 to May 1997, Mr. Larrimore had been President and Chief Executive Officer of MasterBrand Industries, Inc., a manufacturer of leading brands including Master Lock(R) padlocks and Moen(R) faucets, and a subsidiary of Fortune Brands (formerly American Brands). Prior to that time, Mr. Larrimore was President and Chief Executive Officer of Twentieth Century Companies, a manufacturer of plumbing repair parts and a division of Beatrice Foods. Prior thereto, he was Vice President of Marketing for Beatrice Home Specialties, the operating parent of Twentieth Century. Fortune Brands acquired Twentieth Century Companies and other Beatrice Divisions and subsidiaries in 1988. Before joining Beatrice in 1983, Mr. Larrimore was with Richardson-Vicks, McKinsey & Company and then with PepsiCo International. Mr. Larrimore serves as a director of Olin Corporation, a diversified manufacturer of chemicals, metals, and sporting ammunition. He also serves as a director of Evanston Northwestern Healthcare and S.I.F.E., Students in Free Enterprise.

DANIEL J. GOOD was elected to the Board of Directors of the Company in 1995. Mr. Good is Chairman of Good Capital Co., Inc. ("Good Capital"), an investment firm in Lake Forest, Illinois. Until June 1995, Mr. Good was Vice Chairman of Golden Cat Corp., the largest producer of cat litter in the United States, and prior thereto he was Managing Director of Merchant Banking of Shearson Lehman Bros. and President of A.G. Becker Paribas, Inc. Mr. Good serves as a director of Tibersoft, Inc. and as Chairman of the Advisory Board of Brown Simpson Asset Management LLC.

ILENE S. GORDON was elected to the Board of Directors of the Company in January 2000. She currently serves as Senior Vice President of Pechiney Group and President of Pechiney Plastic Packaging, overseeing all aspects of Pechiney's worldwide flexible films and laminations, and plastic bottles activities, including manufacturing, sales and marketing operations. Prior to joining Pechiney in 1999, Ms. Gordon spent 17 years with Tenneco Inc., where she most recently headed the folding-carton business. She currently serves as a director of A.J. Gallagher & Co., an international company in the insurance brokerage and risk management business, and Evanston Northwestern Healthcare.

ROY W. HALEY was elected to the Board of Directors of the Company in March 1998. Mr. Haley currently serves as Chairman and Chief Executive Officer of WESCO International Inc. ("WESCO"). Prior to joining WESCO in 1994, he served as President and Chief Operating Officer of American General Corporation, one of the nation's largest consumer financial services organizations. Mr. Haley also serves as a director for Cambrex, Corp. and Development Dimensions, Inc.

MAX D. HOPPER was elected to the Board of Directors of the Company in August 1998. In 1995, he founded Max D. Hopper Associates, Inc., a consulting firm specializing in creating benefits from the strategic use of advanced information systems. He is the retired Chairman of the SABRE Technology Group and served as Senior Vice President for American Airlines, both units of AMR Corporation. Mr. Hopper currently serves as a director of Gartner Group, Inc., Metrocall, Inc., USDATA Corporation, Inc., Payless Cashways, Inc., Accrue Software, Inc. and Exodus Communications, Inc.

JAMES A. JOHNSON was elected to the Board of Directors of United upon consummation of the Merger. Prior to the Merger, he had been a director of Associated since 1992. Mr. Johnson is a general partner of various Wingate entities, including the indirect general partner of Wingate III. From 1980 until he joined Wingate Partners in 1990, Mr. Johnson served as a Principal of Booz-Allen & Hamilton, an international management consulting firm. Mr. Johnson currently serves as a director of Kevco, Inc., a distributor of building products to the manufactured housing industry and Pro Parts Xpress, a wholesale distributor of automotive parts.

BENSON P. SHAPIRO was elected to the Board of Directors of the Company in November 1997. Professor Shapiro has served on the faculty of Harvard University for 31 years and until July 1997 was THE MALCOLM P. MCNAIR PROFESSOR OF MARKETING at the Harvard Business School. He continues to teach a variety of Harvard's executive programs on a part-time basis and spends most of his time engaged in consulting, public speaking, and writing. He serves as a director of Indus River Networks, Inc. and Genuity, Inc.; and serves on several advisory boards for private companies.

ALEX D. ZOGHLIN was elected to the Board of Directors of the Company in November 2000. He currently serves as Chief Technology Officer of Orbitz, a consumer-oriented travel industry portal backed by many of the world's leading airlines, including American, United, Delta, Northwest and Continental. Before joining Orbitz in January 2000, Mr. Zoghlin founded then later sold Sportsgear.com, a business-to-business sporting goods enterprise. Prior to this, he was the Founder and Chief Executive Officer for Neoglyphics Media Corporation, a leading Web developer serving "Fortune 500" companies, selected government and non-profit organizations. In 1997, Mr. Zoghlin was honored as one of four winners of the KPMG Illinois High Tech Award for contributing to the advancement of high technology business in Illinois. He served four years of active duty in the United States Navy as a cryptography specialist. He currently serves on UNICEF's board.

TOM HELTON became Executive Vice President, Human Resources and Organization Development in January 2001. Mr. Helton joined United as Vice President of Human Resources in February 1998 and became Senior Vice President of Human Resources in October 2000. Prior to joining United, Mr. Helton spent 11 years, from 1986 to 1997, at Whirlpool Corporation where he held a variety of management and executive positions within the human resource function. Most recently, he was Vice President of Human Resources for Whirlpool Asia. From 1980 to 1986, Mr. Helton was with Kaiser Aluminum and Chemical working in personnel and labor relations.

EILEEN A. KAMERICK became Executive Vice President and Chief Financial Officer on October 2, 2000. Before joining United, Ms. Kamerick was Vice President, Finance, the Americas for BP Amoco plc, and Vice President and Chief Financial Officer for BP America following the Amoco/British Petroleum merger in January 1999. Prior to the merger, Ms. Kamerick was Vice President and Treasurer of Amoco Corporation.

STEVEN R. SCHWARZ became Executive Vice President of the Company in 1995 with primary responsibility for marketing and merchandising. In January 1999, Mr. Schwarz was also named to the position of President, United Supply Division which is the Company's core office supply business. In addition, Mr. Schwarz is currently responsible for Azerty, Azerty Canada and THE ORDER PEOPLE. Prior thereto, he was Senior Vice President, Marketing of United since June 1992 and had previously been Senior Vice President, General Manager, Micro United since 1990 and Vice President, General Manager, Micro United since September 1989. He had held a staff position in the same capacity since February 1987.

BRIAN S. COOPER became Senior Vice President and Treasurer of the Company in February 2001. Before joining United, Mr. Cooper was Treasurer of Burns International Services Corporation since 1997. Prior to this, he spent 12 years in U.S. and International finance assignments with Amoco Corporation. Mr. Cooper also held the position of Chief Financial Officer for Amoco's operations in Norway.

KATHLEEN S. DVORAK became Senior Vice President, Investor Relations and Financial Administration in October 2000. She became Vice President, Investor Relations in July 1997 and Assistant Secretary in November 1999. Ms. Dvorak began her career at United in 1982 and has held various positions with increasing responsibility within the investor relations function.

SUSAN MALONEY MEYER became Senior Vice President, General Counsel and Secretary of the Company in October 2000 and Vice President, General Counsel and Secretary of the Company in July 1998. Since 1991 Ms. Maloney Meyer had been at General Instrument Corporation, a broadband technology company, most recently serving as Vice President, Secretary and Deputy General Counsel. From 1986 through 1991, Ms. Maloney Meyer served as senior counsel for Beatrice Companies, Inc., a large conglomerate in a wide variety of businesses and as Vice President and General Counsel to the Durable Products Group. Prior to that, Ms. Maloney Meyer was a litigator at Kirkland and Ellis in Chicago and Shearman and Sterling in New York.

ERGIN USKUP became Senior Vice President, Management Information Systems and Chief Information Officer in October 2000. He became Vice President, Management Information Systems and Chief Information Officer of the Company upon consummation of the Merger. Prior thereto, he was Vice President, Management Information Systems and Chief Information Officer of United since February 1994, and since 1987 had been Vice President, Corporate Information Services for Baxter International Inc., a global manufacturer and distributor of health care products.

The Charter provides that the Board of Directors shall be divided into three classes, each class as nearly equal in number as possible, and each term consisting of three years. The directors currently in each class are as follows:
Class I (having terms expiring in 2002)--Messrs. Good and Hopper, Class II (having terms expiring in 2003)--Messrs. Hegi and Larrimore and Ms. Gordon, and Class III (having terms expiring in 2001)--Messrs. Haley, Johnson, Shapiro and Zoghlin.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2001, to be filed within 120 days after the end of the Registrant's year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2001, to be filed within 120 days after the end of the Registrant's year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2001, to be filed within 120 days after the end of the Registrant's year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements, schedules and exhibits are filed as part of this report:

                                                                                                         PAGE NO.
                                                                                                         --------
         (1)      Financial Statements of the Company
                  Report of Independent Auditors     .................................................         18
                  Consolidated Statements of Income for the years ended
                     December 31, 2000, 1999 and 1998............................................... .         19
                  Consolidated Balance Sheets as of December 31, 2000 and 1999........................      20-21
                  Consolidated Statements of Changes in Stockholders' Equity
                     for the years ended December 31, 2000, 1999 and 1998.............................      22-23
                  Consolidated Statements of Cash Flows for the years ended
                     December 31, 2000, 1999 and 1998...............................................           24
                  Notes to Consolidated Financial Statements..........................................      25-44

          (2)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER               DESCRIPTION
------               -----------
2.1      Certificate of Ownership and Merger merging Associated Stationers, Inc.
         into the Company(2).
2.2      Stock Purchase Agreement among USSC and Lagasse Bros., Inc. and the shareholders of Lagasse Bros., Inc. (Exhibit 99.1 to the Company's
         Report on Form 8-K filed November 5, 1996)(3).
2.3      Stock Purchase Agreement, dated as of February 10, 1998, among the
         Company, United, Abitibi-Consolidated Inc., Abitibi-Consolidated Sales
         Corporation, Azerty Incorporated, Azerty de Mexico, S.A. de C.V., AP
         Support Services Incorporated and Positive I.D. Wholesale Inc. (Exhibit
         2.1 to the Company's Report on Form 8-K filed April 20, 1998)(3).
2.4      Stock Purchase Agreement, dated as of July 1, 2000, among USSC and
         Corporate Express, Inc. and Corporate Express CallCenter Services,
         Inc.*
2.5      Asset Purchase Agreement, dated as of June 14, 2000, among USSC and
         Axidata(1998) Inc. and Miami Computer Supply Corporation.*
2.6      Stock Purchase Agreement, dated as of December 19, 2000, among Lagasse
         Bros., Inc. and The Peerless Paper Mills, Inc. and the shareholders of
         The Peerless Paper Mills, Inc.*
3.1      Second Restated Certificate of Incorporation dated as of November 5,
         1998.(Exhibit 3.1 to the Company's Annual Report on Form 10-K filed
         March 29, 1999)(3)
3.2      Amended and Restated Bylaws dated as of March 24, 1999. (Exhibit 3.2 to the Company's Annual Report on Form 10-K filed March 29, 1999)(3)
3.3      Restated Articles of Incorporation of USSC(6).
3.4      Restated Bylaws of USSC(1).
4.1      Indenture, dated as of April 15, 1998, among the Company, USSC as issuer, Lagasse Bros., Inc., Azerty Incorporated, Positive ID Wholesale
         Inc., AP Support Services Incorporated, as guarantors, and The Bank of
         New York, as trustee (Exhibit 4.1 to the Company's Report on Form 8-K filed April 20, 1998)(3).
4.2      Indenture, dated as of May 3, 1995, among the Company, as guarantor,
         USSC, as issuer, and The Bank of New York, as trustee(1).
4.3      First Supplemental Indenture, dated as of July 28, 1995, among the
         Company, USSC and The Bank of New York(1).
4.4      Second Supplemental Indenture, dated as of April 3, 1998, among the
         Company, Lagasse Bros., Inc., Azerty Incorporated, Positive ID
         Wholesale Inc., AP Support Services Incorporated, and The Bank of New
         York, as trustee (Exhibit 4.4 to the Company's Report on Form 8-K filed
         April 20, 1998)(3).
4.5      Second Amended and Restated Credit Agreement, dated April 3, 1998, among United, the Company, the lenders parties thereto, Chase
         Securities Inc., as arranger, and the Chase Manhattan Bank, as agent
         (Exhibit 10.1 to the Company's Report on Form 8-K filed April 20,
         1998)(3).



4.6      Second Amended and Restated Security Agreement, dated as of April 3,
         1998, between the Company and the Chase Manhattan Bank, as administrative agent (Exhibit 10.2 to the Company's Report on Form 8-K filed April 20, 1998)(3).
4.7 Subsidiary Guarantee and Security Agreement, dated as of April 3, 1998, among Lagasse Bros., Inc., Azerty Incorporated, Positive ID Wholesale
         Inc., AP Support Services Incorporated and the Chase Manhattan Bank, as administrative agent (Exhibit 10.3 to the Company's Report on Form 8-K filed April 20, 1998)(3).
4.8      Pooling Agreement, dated as of April 3, 1998, among USS Receivables
         Company, Ltd., the Company, as servicer, and The Chase Manhattan Bank, as trustee (Exhibit 10.4 to the Company's Report on Form 8-K filed
         April 20, 1998)(3).
4.9      Receivables Sale Agreement, dated as of April 3, 1998, among the
         Company, as seller, USS Receivables Company, Ltd., and the Company, as servicer (Exhibit 10.6 to the Company's Report on Form 8-K filed April
         20, 1998)(3).
4.10     Servicing Agreement, dated as of April 3, 1998, among USS Receivables
         Company, Ltd., the Company, as servicer, and the Chase Manhattan Bank, as trustee (Exhibit 10.7 to the Company's Report on Form 8-K filed
         April 20, 1998(3).
4.11 Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of December 30, 1998. (Exhibit 4.5 to the Company's Annual Report on
         Form 10-K filed March 29, 1999)(3)
4.12 Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of March 17, 1999. (Exhibit 4.6 to the Company's Annual Report on
         Form 10-K filed March 29, 1999)(3).
4.13 Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of March 9, 2000.*
4.14 Third Amended and Restated Credit Agreement dated as of June 29, 2000, among USSC, the Company, the lenders parties thereto, and The Chase
         Manhattan Bank, as administrative agent. (Exhibit 10.99 to the Company's Form 10-Q filed August 11, 2000)(3).
4.15 Third Amended and Restated Security Agreement, dated June 29, 2000, between USSC and The Chase Manhattan Bank, as administrative agent.
         (Exhibit 10.990 to the Company's Form 10-Q filed August 11, 2000)(3).
4.16     Amended and Restated Subsidiary Guarantee and Security Agreement, dated
         June 29, 2000, between each of the Subsidiaries of USSC and the Chase
         Manhattan Bank, as administrative agent. (Exhibit 10.991 to the Company's Form 10-Q filed August 11, 2000)(3).
4.17 Second Amended and Restated Pledge Agreement, dated June 29, 2000, between the Company and the Chase Manhattan Bank, as administrative agent. (Exhibit 10.992 to the Company's Form 10-Q filed August 11,
         2000)(3).
10.1 Management Incentive Plan for 1997 (Exhibit 10.39 to Company's Report on Form 10-K dated March 26, 1997)(3)(**).
10.2     1997 Special Bonus Plan (Exhibit 10.40 to the Company's Report on Form
         10-K dated March 26, 1997)(3)(**).
10.3     Lease Agreement, dated as of March 4, 1988, between Crow-Alameda
         Limited Partnership and Stationers Distributing Company, Inc., as amended(1).
10.4     Industrial Real Estate Lease, dated as of May 17, 1993, among Majestic
         Realty Co. and Patrician Associates, Inc., as Landlord, and United
         Stationers Supply Co., as Tenant(1).
10.5     Standard Industrial Lease, dated as of March 15, 1991, between Shelley
         B. & Barbara Detrik and Lynn Edwards Corp.(1).
10.6 Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni and
         Yolanda M. Panattoni, as landlord, and United Stationers Supply Co., as tenant(1).
10.7     Lease, dated as of February 1, 1993, between CMD Florida Four Limited
         Partnership and United Stationers Supply Co., as amended(1).
10.8     Standard Industrial Lease, dated March 2, 1992, between Carol Point
         Builders I and Associated Stationers, Inc.(1).
10.9     First Amendment to Industrial Lease dated January 23, 1997 between
         ERI-CP, Inc. (successor to Carol Point Builders I) and United
         Stationers Supply Co. (successor to Associated Stationers, Inc.)(5).
10.10 Lease Agreement, dated July 20, 1993, between OTR, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio, and United Stationers Supply Co., as amended(1).
10.11    Lease Agreement, dated as of December 20, 1988, between Corporate
         Property Associates 8, L.P., and Stationers Distributing Company, Inc., as amended(1).
10.12    Industrial Lease, dated as of February 22, 1988, between Northtown
         Devco and Stationers Distributing Company, as amended(1).
10.13 Lease, dated as of April 17,1989, between Isaac Heller and USSC, as amended(1).
10.14    Lease Agreement, dated as of May 10, 1984, between Westbelt Business
         Park Joint Venture and Boise Cascade Corporation, as amended(1).
10.15    Fourth Amendment to Lease between Keystone-Ohio Property Holding Corp.
         (as successor to Westbelt Business Park) and USSC (as successor to
         Associated Stationers, Inc.) dated December 3, 1996(5).
10.16    Lease effective March 1, 1997 between Davis Partnership and USSC (6).


10.17    Lease Agreement, dated as of August 17, 1981, between Gulf United
         Corporation and Crown Zellerbach Corporation, as amended(1).
10.18    Lease Agreement, dated November 7, 1988, between Central East Dallas
         Development Limited Partnership and Stationers Distributing Company,
         Inc., as amended(1).
10.19    Lease Agreement, dated as of March 17, 1989, between Special Asset
         Management Company of Texas, Inc., and Stationers Distributing Company,
         Inc., as amended(1).
10.20    Sublease, dated January 9, 1992, between Shadrall Associates and
         Stationers Distributing Company, Inc.(1).
10.21    Agreement of Lease, dated as of January 5, 1994, between the Estate of
         James Campbell, deceased, and USSC(1).
10.22    Amendment No. 2 to Agreement of Lease dated February 1, 1997 between the Estate of James Campbell, deceased, and USSC (7).
10.23    Lease Agreement dated January 5, 1996, between Robinson Properties,
         L.P. and USSC (4).
10.24    Employment Agreement dated as of May 23, 1997 between the Company, USSC and Randall W. Larrimore (5)(**).
10.25    Employment Agreements dated as of June 1, 1997 between the Company and each of Daniel H. Bushell, Michael D. Rowsey and Steven R.
         Schwarz(5)(**).
10.26    Employment Agreement dated as of July 31, 2000 between the Company and
         Eileen Kamerick.* **
10.27    Lease dated as of October 20, 1997 between Ozburn-Hessey Storage Co.
         and USSC(7).
10.28    United Stationers Inc. Non-employee Directors' Deferred Stock
         Compensation Plan(7)(**).
10.29    Amendments to Stock Option Grants, dated as of June 1, 1997, between the Company and each of Daniel H. Bushell, Michael D. Rowsey and Steven
         R. Schwarz(5)(**).
10.30    Certificate of Insurance covering directors' and officers' liability insurance effective April 1, 1998 through April 1, 2000(6).
10.31    Lease Agreement, dated as of October 12, 1998, between Corum Carol
         Stream Associates, LLC and USSC. (Exhibit 10.94 to the Company's Annual
         Report on Form 10-K filed March 29, 1999)(3).
10.32    Management Incentive Plan for 1998. (Exhibit 10.95 to the Company's
         Annual Report on Form 10-K filed March 29, 1999)(3)(**).
10.33    Restated Management Equity Plan as of November 5, 1998. (Exhibit 10.96
         to the Company's Annual Report on Form 10-K filed March 29, 1999)(3)
         (**).
10.34    Severance Agreement between the Company, USSC and Michael Rowsey and
         Cynthia Rowsey, dated as of January 1, 1998. (Exhibit 10.97 to the
         Company's Annual Report on Form 10-K filed March 29, 1999)(3)(**).
10.35    Lease Agreement dated May 29,1998, between VRS/TA/S Houston, L.P., a
         Texas limited partnership and USSC.(Exhibit 10.35 to the Company's
         Annual Report on Form 10-K filed March 7, 2000)(3).
10.36    Lease Agreement dated July 30,1999, between Valley View Business
         Center, Ltd., a Texas limited partnership and USSC.(Exhibit 10.36 to the Company's Annual Report on Form 10-K filed March 7, 2000)(3).
10.37    Certificate of Insurance covering directors' and officers' liability insurance effective April 1, 1999 through April 1, 2001..(Exhibit 10.37 to the Company's Annual Report on Form 10-K filed March 7, 2000)(3).
10.38    Resignation Agreement between the Company, USSC and Daniel H. Bushell, dated as of March 4, 2000. (Exhibit 10.38 to the Company's Annual
         Report on Form 10-K filed March 7, 2000)(3).
10.39    Lease Agreement dated April 19, 2000, between Corporate Estates, Inc., a California corporation, and Mitchell Investments, LLC, a Tennessee limited liability company and USSC.*
10.40    Lease Agreement dated July 27, 2000, between DP Operating Partnership,
         L.P., a Delaware limited partnership and USSC.*
10.41    Lease Agreement dated September 11, 2000, between DP Operating
         Partnership, L.P., a Delaware limited partnership and USSC.*
10.42    Lease Agreement dated March 15, 2000, between Troy Hill I LLC, a
         Delaware limited liability company and USSC.*
10.43    Lease Agreement dated August 30, 2000, between D/S Withers Cove, Ltd., a Texas limited partnership and USSC.*
10.44    Management Incentive Plan for 2000(8)(**).
10.45    2000 Management Equity Plan(8)(**).
10.46    Certificate of Insurance covering directors' and officers' liability insurance effective April 1, 2001 through April 1, 2003.*
10.47    First Amendment to the Company 2000 Management Incentive Plan for
         2000.* **
10.48    USSC Deferred Compensation Plan.* **
21       Subsidiaries of the issuer.*
23.1     Consent of Ernst & Young LLP, independent auditors.*

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

   (4) Incorporated by reference to the Company's Form S-2 (No. 333-01089) as filed with the Commission on February 20, 1996.

   (5) Incorporated by reference to the Company's Form S-2 (No. 333-34937) as filed with the Commission on October 3, 1997.

   (6) Incorporated by reference to the Company's Form 10-K as filed with the Commission on March 29, 1999.

   (7) Incorporated by reference to the Company's Form 10-K as filed with the Commission on March 12, 1998.

   (8) Incorporated by reference to the Company's Definitive Schedule 14-A as filed with the Commission on March 31, 2000.


B)       Reports on Form 8-K by the Registrant are as follows:

         (1) The Company filed a report on Form 8-K on November 21, 2000, reporting under Item 5 the election of Alex D. Zoghlin to its board of directors.

         (2) The Company filed a report on Form 8-K on December 13, 2000, reporting under Item 5 that its organic sales for the two months ended November 30, 2000 were slightly below its stated target of 6% to 9%. The Company's rate of sales growth has slowed when compared against strong growth in the prior year, the Company remains confident that it will achieve record sales and earnings for fiscal 2000. However, as a result of slowing top-line growth, earnings per share for fiscal 2000 will be in the range of $2.84 to $2.86. The Company's forecasted fiscal 2000 earnings per share growth of approximately 20% exceed the stated target of 15% growth.

         (3) The Company filed a report on Form 8-K on December 20, 2000, reporting under Item 5 that United Stationers Supply Co. announced that its Lagasse Bros. subsidiary signed a definitive purchase agreement with Peerless Paper Mills, Inc. of Oaks, Pennsylvania.

         (4) The Company filed a report on Form 8-K on January 30, 2001, reporting under Item 5 the financial results for the year and fourth quarter ended December 31, 2000.

         (5) The Company filed a report on Form 8-K on March 5, 2001, reporting under Item 5 that its customer US Office Products Company ("USOP") and certain of its affiliates filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, 11 U.S.C. ss.ss. 101 et seq., in the United States Bankruptcy Court for the District of Delaware.

         (6) The Company filed a report on Form 8-K on March 19, 2001, reporting under Item 5 that based upon preliminary financial results for the two months ended February 28, 2001, the Company currently expects sales and earnings for the first quarter of 2001 to be below the Company's previously stated goals of 6 to 9% organic sales growth and 15% growth in earnings per share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED STATIONERS INC.
                                       UNITED STATIONERS SUPPLY CO.



                                       BY: /s/ Eileen A. Kamerick
                                          ------------------------------------
                                          Eileen A. Kamerick
                                          Executive Vice President and Chief
                                            Financial Officer

         Dated:   March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                                   CAPACITY                                             DATE
         ---------                                   --------                                             ----
         /s/ Frederick B. Hegi, Jr.              Chairman of the Board of Directors                       March 28, 2001
----------------------------------------
         Frederick B. Hegi, Jr.


         /s/ Randall W. Larrimore                President, Chief Executive Officer                       March 28, 2001
----------------------------------------         and a Director
         Randall W. Larrimore


         /s/ Daniel J. Good                      Director                                                 March 28, 2001
----------------------------------------
         Daniel J. Good


         /s/ Ilene S. Gordon                     Director                                                 March 28, 2001
----------------------------------------
         Ilene S. Gordon


         /s/ Roy W. Haley                        Director                                                 March 28, 2001
----------------------------------------
         Roy W. Haley


         /s/ Max D. Hopper                       Director                                                 March 28, 2001
----------------------------------------
         Max D. Hopper


         /s/ James A. Johnson                    Director                                                 March 28, 2001
----------------------------------------
         James A. Johnson


         /s/ Benson P. Shapiro                   Director                                                 March 28, 2001
----------------------------------------
         Benson P. Shapiro


        /s/ Alex D. Zoghlin                      Director                                                 March 28, 2001
----------------------------------------
         Alex D. Zoghlin