Form 10-Q
period 2001-03-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2001-05-15
CIK 355999, 945633

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
                           --------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

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


On May 11, 2001, United Stationers Inc. had outstanding 33,325,571 shares of Common Stock, par value $0.10 per share. On May 11, 2001, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001


                                      INDEX


                                                                      PAGE
PART I -- FINANCIAL INFORMATION

     IMPORTANT EXPLANATORY NOTE                                        1

     Independent Accountants' Review Report                            2

     Condensed Consolidated Balance Sheets as of
       March 31, 2001 and December 31, 2000                            3

     Condensed Consolidated Statements of Income
       for the Three Months ended March 31, 2001 and 2000              4

     Condensed Consolidated Statements of Cash Flows
       for the Three Months ended March 31, 2001 and 2000              5

     Notes to Condensed Consolidated Financial Statements              6

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  17

PART II -- OTHER INFORMATION                                          24

SIGNATURE                                                             25

INDEX TO EXHIBITS                                                     26

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                         PART 1 -- FINANCIAL INFORMATION


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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income for the three month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Stationers Inc. as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/Ernst & Young LLP


Chicago, Illinois
April 23, 2001

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 (Unaudited)       (Audited)
                                                                               As of March 31,  As of December 31,
                                                                                    2001              2000
                                                                                 ----------       ----------
ASSETS
     Current assets:
          Cash and cash equivalents                                              $   31,225       $   19,784
          Accounts receivable, net                                                  303,591          329,934
          Inventories                                                               635,129          688,926
          Other current assets                                                       23,264           15,843
                                                                                 ----------       ----------
               Total current assets                                                 993,209        1,054,487

     Property, plant and equipment, net                                             195,906          189,787
     Goodwill, net                                                                  195,156          181,923
     Other                                                                           22,205           20,830
                                                                                 ----------       ----------
               Total assets                                                      $1,406,476       $1,447,027
                                                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                                       $  363,762       $  392,789
          Accrued liabilities                                                       129,390          125,969
          Current maturities of long-term debt                                       42,287           40,273
                                                                                 ----------       ----------
               Total current liabilities                                            535,439          559,031

     Deferred income taxes                                                           23,141           22,703
     Long-term obligations                                                          353,425          386,854
                                                                                 ----------       ----------
               Total liabilities                                                    912,005          968,588

     Stockholders' equity:
          Common stock, $0.10 par value, authorized 100,000,000 shares,
            issued 37,213,207 shares in 2001 and 2000                                 3,721            3,721
     Additional paid-in capital                                                     302,975          302,837
     Treasury stock, at cost -- 3,918,558 shares in 2001 and
       3,170,699 shares in 2000                                                     (70,689)         (66,832)
     Retained earnings                                                              262,042          240,429
     Accumulated translation adjustment                                              (3,578)          (1,716)
                                                                                 ----------       ----------
          Total stockholders' equity                                                494,471          478,439
                                                                                 ----------       ----------
          Total liabilities and stockholders' equity                             $1,406,476       $1,447,027
                                                                                 ==========       ==========

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                                    March 31,
                                                                            --------------------------
                                                                               2001            2000
                                                                            ----------      ----------
Net sales                                                                   $1,059,842      $  994,883

Cost of goods sold                                                             893,719         836,753
                                                                            ----------      ----------

Gross profit                                                                   166,123         158,130

Operating expenses:

     Warehousing, marketing and administrative expenses                        119,742         107,726
                                                                            ----------      ----------

Income from operations                                                          46,381          50,404

Interest expense                                                                 8,055           7,414

Other expense                                                                    2,484           2,646
                                                                            ----------      ----------

Income before income taxes                                                      35,842          40,344

Income taxes                                                                    14,229          16,420
                                                                            ----------      ----------

Net income                                                                  $   21,613      $   23,924
                                                                            ----------      ----------

Net income per common share:

     Net income per share                                                   $     0.65      $     0.70
                                                                            ==========      ==========
     Average number of common shares outstanding (in thousands)                 33,331          34,019

Net income per common share-assuming dilution:

     Net income per share                                                   $     0.64      $     0.69
                                                                            ==========      ==========
     Average number of common shares outstanding (in thousands)                 33,600          34,751

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                    2001           2000
                                                                  --------       --------
Cash Flows From Operating Activities:
     Net income                                                   $ 21,613       $ 23,924
     Depreciation and amortization                                   8,834          7,598
     Amortization of capitalized financing costs                       420            492
     Changes in operating assets and liabilities                    61,334         14,100
                                                                  --------       --------
          Net cash provided by operating activities                 92,201         46,114


Cash Flows From Investing Activities:
     Capital expenditures                                          (11,392)        (7,163)
     Acquisition of Peerless Paper Mills, Inc.                     (32,442)            --
     Other                                                               8             --
                                                                  --------       --------
          Net cash used in investing activities                    (43,826)        (7,163)

Cash Flows From Financing Activities:
     Retirements and principal payments on debt                     (8,900)        (1,705)
     Net repayments under revolver                                 (23,000)       (28,000)
     Issuance of common stock                                           --            648
     Issuance of treasury stock                                        403             --
     Payment of employee withholding tax related to
       stock option exercises                                          (16)          (419)
     Acquisition of treasury stock, at cost                         (4,124)            --
     Other                                                          (1,297)           361
                                                                  --------       --------
          Net cash used in financing activities                    (36,934)       (29,115)
                                                                  --------       --------

Net change in cash and cash equivalents                             11,441          9,836
Cash and cash equivalents, beginning of period                      19,784         18,993
                                                                  --------       --------
Cash and cash equivalents, end of period                          $ 31,225       $ 28,829
                                                                  ========       ========

Other Cash Flow Information:
     Income taxes paid                                            $  1,260       $  2,101
     Interest paid                                                   6,414          2,695
     Discount on the sale of accounts receivable                     2,434          2,540

           See notes to condensed consolidated financial statements.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 2000. These financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 31, 2000 for further information. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim expense and inventory estimates are recognized throughout the year relating to income tax rates, shrinkage, price changes and product mix. Any refinements to these estimates based on actual experience are recorded when known.


RECLASSIFICATION

Certain amounts from prior periods have been reclassified to conform to the 2001 presentation. During the fourth quarter of 2000, the Company reclassified freight revenue from "Cost of Goods Sold" and "Operating Expense" to "Net Sales" in compliance with FASB Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10, requires that shipping and handling fees billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. The following table sets forth the impact of the reclassification for the first quarter ended March 31, 2000 presented in the Consolidated Statements of Income:

                                                                       % to
For the Three Months Ended March 31,                 2000             Net Sales
------------------------------------                 ----             ---------
Before Freight Revenue Reclassification:

Net sales                                          $979,358           100.0%
                                                   ========

Gross margin                                       $157,792            16.1%
Operating expenses                                  107,388            11.0%
                                                   --------
Income from operations                             $ 50,404             5.1%
                                                   ========

After Freight Revenue Reclassification:

Net sales                                          $994,883           100.0%
                                                   ========

Gross margin                                       $158,130            15.9%
Operating expenses                                  107,726            10.8%
                                                   --------
Income from operations                             $ 50,404             5.1%
                                                   ========

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. OPERATIONS

The Company operates in a single segment as the nation's largest wholesale distributor of business products in North America. The Company offers approximately 40,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, audio-visual products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. Its customers include more than 20,000 resellers -- such as office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitary supply distributors and e-commerce dealers. For the three months ended March 31, 2001, no single customer accounted for more than 9% of the Company's net sales. For the three months ended March 31, 2001, U.S. Office Products Co. was the Company's largest customer accounting for approximately 8% of the Company's net sales. Through its integrated mainframe systems, the Company provides a high level of customer service and overnight delivery utilizing a distribution network of 73 distribution centers within the United States, three distribution centers that serve the Canadian marketplace, and a state-of-the-art distribution and service center in Memphis, Tennessee dedicated to serving clients of THE ORDER PEOPLE ("TOP"). In addition, TOP has leased distribution centers in Harrisburg, Pennsylvania and in Reno, Nevada.

During 2000, the Company established THE ORDER PEOPLE ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. TOP offers a full set of services specifically designed to support a wide variety of third-party service needs. By combining the Company's state-of-the-art distribution network with a multi-channel Customer Relationship Management (CRM) capability, clients have the ability to custom design their order fulfillment experience and then monitor and measure consumer satisfaction. The Company has extensive experience and the ability to pick, pack, ship and track products with a wide range of physical attributes. TOP enables the Company to leverage these core competencies in a broader context for third-party logistics and fulfillment.

Acquisition of Peerless Paper Mills, Inc.

On January 5, 2001, the Company's subsidiary Lagasse, Inc. ("Lagasse") acquired all of the capital stock of Peerless Paper Mills, Inc. ("Peerless"). Peerless is a wholesale distributor of janitorial/sanitation, paper, and food service products. A Certificate of Dissolution was filed with the Commonwealth of Pennsylvania to dissolve Peerless as of January 5, 2001. Upon its dissolution, Peerless was merged into Lagasse. The purchase price of approximately $32.4 million was financed through the Company's Senior Credit Facility. This acquisition will enable the Company to expand the Lagasse product line, enhance scale and infrastructure, and add experienced management to the Lagasse operation. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $15.2 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Acquisition of CallCenter Services, Inc.

On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. The purchase price of approximately $10.7 million was financed through the Company's Senior Credit Facility. CallCenter Services is a customer relationship management outsourcing service company. It has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats. This acquisition complements the third-party fulfillment business of TOP. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $3.1 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

Acquisition of Azerty Canada

On July 5, 2000, the Company completed the acquisition of the net assets of Azerty Canada from MCSi, Inc. The purchase price of approximately $33.6 million (U.S. dollars) was financed through the Company's Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $11.8 million was allocated to goodwill. The pro forma effects of the acquisition were not material.


3. STOCK REPURCHASE PROGRAM

On October 23, 2000, the Company's Board of Directors authorized a repurchase of up to $50.0 million of its common stock. On an opportunistic basis, purchases will be made from time-to-time in the open market or in privately negotiated transactions. As of March 31, 2001, under this authorization, the Company has purchased 1,024,600 shares of common stock at a cost of approximately $26.6 million.


4. COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (dollars in thousands):

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2001          2000
                                                        -------        ------
Net income                                              $21,613        23,924
Unrealized currency translation adjustment               (1,862)          361
                                                        -------        ------
Comprehensive income                                    $19,751       $24,285
                                                        =======       =======

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          For the Three Months Ended
                                                                  March 31,
                                                          --------------------------
                                                              2001         2000
                                                             -------      -------
NUMERATOR:
     Net income                                              $21,613      $23,924
                                                             =======      =======

DENOMINATOR (in thousands):
     Denominator for basic earnings per share --
          Weighted average shares                             33,331       34,019

     Effect of dilutive securities:
          Employee stock options                                 269          732
                                                             -------      -------

     Denominator for diluted earnings per share --
          Adjusted weighted average shares
            and assumed conversions                           33,600       34,751
                                                             =======      =======

Earnings per common share:

     Basic -- Net income per share                           $  0.65      $  0.70
                                                             =======      =======

     Diluted -- Net income per share                         $  0.64       $0 .69
                                                             =======      =======

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. LONG-TERM DEBT

Long-term debt consisted of the following amounts (dollars in thousands):

                                                                                   As of           As of
                                                                                 March 31,      December 31,
                                                                                    2001            2000
                                                                                 ---------       ---------
Revolver                                                                         $  75,000       $  98,000
Tranche A term loan, due in installments until March 31, 2004                       41,718          44,325
Tranche A-1 term loan, due in installments until September 30, 2005                131,250         137,500
8.375% Senior Subordinated Notes, due April 15, 2008                               100,000         100,000
Industrial development bonds, at market interest rates,
  maturing at various dates through 2011                                            14,300          14,300
Industrial development bonds, at 66% to 78% of prime,
  maturing at various dates through 2004                                            15,500          15,500
Other long-term debt                                                                   599             242
                                                                                 ---------       ---------
     Subtotal                                                                      378,367         409,867
     Less -- current maturities                                                    (42,287)        (40,273)
                                                                                 ---------       ---------
Total                                                                            $ 336,080       $ 369,594
                                                                                 =========       =========



The prevailing prime interest rate at March 31, 2001 and December 31, 2000 was 8.0% and 9.5%, respectively.

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement"). The Credit Agreement, among other things, provides for an additional $150.0 million, five year term loan facility (the "Tranche A-1 Facility").

As of March 31, 2001, the available credit under the Credit Agreement included $173.0 million of term loan borrowings (the "Term Loan Facilities") and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility").

As of March 31, 2001, the Term Loan Facilities consist of a $41.7 million Tranche A term loan facility (the "Tranche A Facility") and a $131.3 million Tranche A-1 Facility. Amounts outstanding under the Tranche A Facility are to be repaid in 12 quarterly installments ranging from $3.1 million at June 30, 2001 to $3.7 million at March 31, 2004. Amounts outstanding under the Tranche A-1 Facility are to be repaid in 17 quarterly installments ranging from $6.3 million at June 30, 2001 to $7.8 million at June 30, 2005.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004. The Company had $75.0 million outstanding under the Revolving Credit Facility at March 31, 2001.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of domestic direct and indirect subsidiaries of USSC, the stock of Lagasse and Azerty Incorporated ("Azerty") and certain of the foreign and direct and indirect subsidiaries of USSC (excluding USS Receivables Company, Ltd.) and security interests and liens upon all accounts receivable, inventory, contract rights and certain real property of USSC and its domestic subsidiaries other than accounts receivables sold in connection with the Receivables Securitization Program.

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

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type. At March 31, 2001, the Company was in compliance with all covenants contained in the Credit Agreement.

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

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes (the "8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of March 31, 2001, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

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

7. ACCOUNTS RECEIVABLE

In connection with the Company's $163.0 million Receivables Securitization Program the Company sells, on a revolving basis, its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Azerty and Lagasse) to the USS Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade accounts receivable includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. Affiliates of PNC Bank and Chase Manhattan Bank act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

The Receivables Securitization Program is accounted for as a sale in accordance with Financial Accounting Standards Board ("FASB") Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accounts receivable sold under these arrangements are excluded from accounts receivable in the Condensed Consolidated Balance Sheet. As of March 31, 2001 and 2000, the Company had sold $152.0 million and $160.0 million, respectively, of accounts receivable through the Receivables Securitization Program. The annual interest rate on the certificates issued under the Receivables Securitization Program during the three months ended March 31, 2001 and 2000 ranged between 5.5% and 6.5% and 5.9% and 6.1%, respectively. The Company's retained interest in the receivables in the master trust as of March 31, 2001 and 2000, was approximately $98.7 million and $101.0 million, respectively. This retained interest, which is included in the accounts receivable balance reflected in the Condensed Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such accounts receivable of approximately thirty-five days and the Company's collection history, the fair value of the Company's retained interest approximates book value. Losses recognized on the sale of accounts receivable totaled approximately $2.5 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. These costs vary on a monthly basis and generally are related to certain short-term interest rates. These costs are included in the Condensed Consolidated Statements of Income under the caption Other Expense. For the three months ended March 31, 2001 and 2000, as a result of the short average collection cycle referenced above, proceeds from the collection under this revolving agreement were approximately $730.8 million and $780.7 million, respectively. The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. Accounts receivable sold to the master trust that were written off during the three months ended March 31, 2001 or 2000 were immaterial.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 replaces the earlier Statement No. 125 in its entirety. While the new statement revises certain accounting guidance for transfers of financial assets, most of the provisions of Statement No. 125 have been carried over without reconsideration. Statement No. 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001, but requires certain disclosures relating to securitizations for fiscal years ending after December 15, 2000. The accounting provisions of Statement No. 140 will not impact the Company's Consolidated Financial Statements.


8. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet. The statement also requires changes in the fair value of the derivative instruments to be recorded in either net earnings or other comprehensive income depending on their intended use. The adoption of SFAS Nos. 133 and 138 did not have a material impact on the Company's Consolidated Financial Statements.

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  Condensed Consolidating Statements of Income
                             (dollars in thousands)

                                                       United
                                       United        Stationers                  Subsidiary
                                    Stationers Inc.   Supply Co.   Subsidiary      Non-
                                       (Parent)       (Issuer)     Guarantors    Guarantors    Eliminations   Consolidated
                                      ----------     ----------    ----------    ----------    ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:

Net sales                             $       --     $  785,529    $  278,814    $    7,142     $  (11,643)    $1,059,842
Cost of goods sold                            --        645,717       251,454            --         (3,452)       893,719
                                      ----------     ----------    ----------    ----------     ----------     ----------
Gross profit                                  --        139,812        27,360         7,142         (8,191)       166,123
Warehouse, marketing and
  administrative expenses                     --         96,782        23,404           806         (1,250)       119,742
Other expense                                 --          6,928            --            --         (4,444)         2,484
Interest expense                          (2,194)         7,146         1,115         4,485         (2,497)         8,055
                                      ----------     ----------    ----------    ----------     ----------     ----------
Income before income taxes                 2,194         28,956         2,841         1,851             --         35,842
Income taxes                                 871         11,495         1,128           735             --         14,229
Equity from subsidiaries                  20,290          1,116            --            --        (21,406)            --
                                      ----------     ----------    ----------    ----------     ----------     ----------
Net income                            $   21,613     $   18,577    $    1,713    $    1,116     $  (21,406)    $   21,613
                                      ==========     ==========    ==========    ==========     ==========     ==========


FOR THE THREE MONTHS ENDED MARCH 31, 2000:

Net sales                             $       --     $  755,768    $  239,735    $    7,727     $   (8,347)       994,883
Cost of goods sold                            --        619,557       217,313          (117)            --        836,753
                                      ----------     ----------    ----------    ----------     ----------     ----------
Gross profit                                  --        136,211        22,422         7,844         (8,347)       158,130
Warehouse, marketing and
  administrative expenses                     --         93,338        14,214           906           (732)       107,726
Other expense                                 --          7,614            --            --         (4,968)         2,646
Interest expense                          (1,983)         6,053         1,193         4,798         (2,647)         7,414
                                      ----------     ----------    ----------    ----------     ----------     ----------
Income before income taxes                 1,983         29,206         7,015         2,140             --         40,344
Income taxes                                 807         11,894         2,855           864             --         16,420
Equity from subsidiaries                  22,748          1,276            --            --        (24,024)            --
                                      ----------     ----------    ----------    ----------     ----------     ----------
Net income                            $   23,924     $   18,588    $    4,160    $    1,276     $  (24,024)    $   23,924
                                      ==========     ==========    ==========    ==========     ==========     ==========

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                     Condensed Consolidating Balance Sheets
                             (dollars in thousands)

                                                           United
                                             United       Stationers                     Subsidiary
                                         Stationers Inc.  Supply Co.     Subsidiary         Non-
                                            (Parent)       (Issuer)      Guarantors      Guarantors     Eliminations    Consolidated
                                           ----------     ----------     ----------      ----------     ------------    ------------
AS OF MARCH 31, 2001
ASSETS
     Cash and cash equivalents             $       424    $    17,611    $    11,669     $     1,521    $        --     $    31,225
     Accounts receivable, net                       --         97,495        146,819         240,572       (181,295)        303,591
     Inventories                                    --        471,467        163,662              --             --         635,129
     Other current assets                           --         15,826          7,435               3             --          23,264
     Property, plant and equipment                  --        161,146         34,754               6             --         195,906
     Goodwill, net                                  --         73,615        121,541              --             --         195,156
     Intercompany notes receivable             104,511        166,896             --              --       (271,407)             --
     Investment in subsidiaries                551,909        206,093             --              --       (758,002)             --
     Other noncurrent assets                         3         27,447          3,280              --         (8,525)         22,205
                                           -----------    -----------    -----------     -----------    -----------     -----------
          Total assets                     $   656,847    $ 1,237,596    $   489,160     $   242,102    $(1,219,229)    $ 1,406,476
                                           -----------    -----------    -----------     -----------    -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                      $        --    $   245,498    $   118,264     $        --    $        --     $   363,762
     Accrued liabilities                         3,970         96,285         28,832           2,002         (1,699)        129,390
     Current maturities of long-term debt           --         42,202             85              --             --          42,287
     Deferred income taxes                          --         22,216            925              --             --          23,141
     Long-term obligations                          --        361,074             --         152,000       (159,649)        353,425
     Intercompany notes payable                     --        104,511        107,757          59,139       (271,407)             --
     Stockholders' equity                      652,877        365,810        233,297          28,961       (786,474)        494,471
                                           -----------    -----------    -----------     -----------    -----------     -----------
          Total liabilities and
            stockholders' equity           $   656,847    $ 1,237,596    $   489,160     $   242,102    $(1,219,229)    $ 1,406,476
                                           ===========    ===========    ===========     ===========    ===========     ===========

AF OF DECEMBER 31, 2000
ASSETS
     Cash and cash equivalents             $       424    $    13,202    $     4,201     $     1,957    $        --     $    19,784
     Accounts receivable, net                       --        145,696        124,451         241,572       (181,785)        329,934
     Inventories                                    --        524,120        164,806              --             --         688,926
     Other current assets                           --         10,599          5,239               5             --          15,843
     Property, plant and equipment                  --        179,370         10,412               5             --         189,787
     Goodwill, net                                  --         77,914        104,009              --             --         181,923
     Intercompany notes receivable             102,317        106,764             --              --       (209,081)             --
     Investment in subsidiaries                530,802        197,198             --              --       (728,000)             --
     Other noncurrent assets                         2         21,157             --              --           (329)         20,830
                                           -----------    -----------    -----------     -----------    -----------     -----------
          Total assets                     $   633,545    $ 1,276,020    $   413,118     $   243,539    $(1,119,195)    $ 1,447,027
                                           -----------    -----------    -----------     -----------    -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                      $        --    $   273,697    $   119,092     $        --    $        --     $   392,789
     Accrued liabilities                         3,102         95,001         27,563           5,575         (5,272)        125,969
     Current maturities of long-term debt           --         40,193             80              --             --          40,273
     Deferred income taxes                          --         22,301            402              --             --          22,703
     Long-term obligations                          --        393,178         (6,324)        150,000       (150,000)        386,854
     Intercompany notes payable                     --        102,317         47,098          59,666       (209,081)             --
     Stockholders' equity                      630,443        349,333        225,207          28,298       (754,842)        478,439
                                           -----------    -----------    -----------     -----------    -----------     -----------
          Total liabilities and
            stockholders' equity           $   633,545    $ 1,276,020    $   413,118     $   243,539    $(1,119,195)    $ 1,447,027
                                           ===========    ===========    ===========     ===========    ===========     ===========

                     UNITED STATIONERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                Condensed Consolidating Statements of Cash Flows
                             (dollars in thousands)

                                                         United      United
                                                       Stationers   Stationers                Subsidiary
                                                          Inc.      Supply Co.   Subsidiary      Non-
                                                        (Parent)     (Issuer)    Guarantors   Guarantors   Eliminations Consolidated
                                                       ----------   ----------   ----------   ----------   ------------ ------------

For the Three Months Ended March 31, 2001:

Net cash flows (used in) provided by operating
  activities                                           $   (403)    $ 44,435     $(14,248)    $ (1,909)    $ 64,326     $ 92,201

Cash flows from investing activities:
     Acquisitions                                            --           --      (32,442)          --           --      (32,442)
     Capital expenditures                                    --       (4,891)      (6,501)          --           --      (11,392)
     Investment in subsidiaries                           4,124           --           --           --       (4,124)          --
     Other                                                   --            8           --           --           --            8
                                                       --------     --------     --------     --------     --------     --------

Net cash provided by (used in) investing activities       4,124       (4,883)     (38,943)          --       (4,124)     (43,826)

Cash flows from financing activities:
     Net repayments under revolver                           --      (23,000)          --           --           --      (23,000)
     Retirements and principal payments of debt              --       (8,900)          --        2,000       (2,000)      (8,900)
     Issuance of treasury stock                             403           --           --           --           --          403
     Acquisition of treasury stock, at cost              (4,124)          --           --           --           --       (4,124)
     Intercompany dividend                                   --       (4,124)          --           --        4,124           --
     Intercompany notes payable                              --        2,194       60,659         (527)     (62,326)          --
     Payment of employee withholding tax related to
       Stock option exercises                                --          (16)          --           --           --          (16)
     Other                                                   --       (1,297)          --           --           --       (1,297)
                                                       --------     --------     --------     --------     --------     --------

Net cash (used in) provided by financing activities      (3,721)     (35,143)      60,659        1,473      (60,202)     (36,934)

Net change in cash and cash equivalents                      --        4,409        7,468         (436)          --       11,441
Cash and cash equivalents, beginning of year                424       13,202        4,201        1,957           --       19,784
                                                       --------     --------     --------     --------     --------     --------
Cash and cash equivalents, end of year                 $    424     $ 17,611     $ 11,669     $  1,521     $     --     $ 31,225
                                                       ========     ========     ========     ========     ========     ========

For the Three Months Ended March 31, 2000:

Net cash flows (used in) provided by operating         $   (648)    $ 36,512     $ 23,934     $(14,836)    $  1,152     $ 46,114
  activities

Cash flows from investing activities:
     Capital expenditures                                    --       (2,961)      (4,202)          --           --       (7,163)
                                                       --------     --------     --------     --------     --------     --------
Net cash used in investing activities                        --       (2,961)      (4,202)          --           --       (7,163)

Cash flows from financing activities:
     Net repayments under revolver                           --      (28,000)          --           --           --      (28,000)
     Retirements and principal payments of debt              --       (1,705)          --           --           --       (1,705)
     Issuance of common stock                               648           --           --           --           --          648
     Intercompany notes payable                              --        1,983      (15,657)      14,826       (1,152)          --
     Payment of employee withholding tax related to
       stock option exercises                                --         (419)          --           --           --         (419)
     Other                                                   --          361           --           --           --          361
                                                       --------     --------     --------     --------     --------     --------

Net cash provided by (used in) financing activities         648      (27,780)     (15,657)      14,826       (1,152)     (29,115)

Net change in cash and cash equivalents                      --        5,771        4,075          (10)          --        9,836
Cash and cash equivalents, beginning of year                424       13,889        2,506        2,174           --       18,993
                                                       --------     --------     --------     --------     --------     --------
Cash and cash equivalents, end of year                 $    424     $ 19,660     $  6,581     $  2,164     $     --     $ 28,829
                                                       ========     ========     ========     ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

Information contained or incorporated by reference in this Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations are forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly-competitive environment in which the Company operates, the market potential for third-party service providers, the Company's ability to adjust THE ORDER PEOPLE'S cost structure to the timing of revenue generation, the integration of acquisitions, changes in end-users' traditional demands for business products, the Company's reliance on certain key suppliers, the effects of fluctuations in manufacturers' pricing, potential service interruptions, customer credit risk, dependence on key personnel, and general economic conditions. A description of these factors, as well as other factors, which could affect the Company's business, is set forth in certain filings by the Company with the Securities and Exchange Commission. All forward-looking statements contained in this Form 10-Q and/or any subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

For the three months ended March 31, 2001, no single customer accounted for more than 9% of the Company's net sales. For the three months ended March 31, 2001, U.S. Office Products Co. ("USOP") was the Company's largest customer accounting for approximately 8% of the Company's net sales. On March 5, 2001, USOP filed for Chapter 11 bankruptcy protection to facilitate its sale of business to UPS and Corporate Express, Inc. The Company was identified as a "critical vendor" by order of the United States Bankruptcy Court for the District of Delaware in the Chapter 11 proceeding captioned, IN RE: US OFFICE PRODUCTS COMPANY, ET AL., (Case No. 01-646 (PJW)). USOP has paid its entire pre-petition accounts receivable balance. The Company continues to ship product to USOP based on terms similar to the terms afforded USOP prior to their filing. USOP's purchases from the Company continue at typical levels with essentially no change in account receivable days outstanding and no increase in credit exposure. On May 14, 2001, the sale fo USOP to Corporate Express, Inc. was completed.

During 2000, the Company established THE ORDER PEOPLE ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. TOP offers a full set of services specifically designed to support a wide variety of third-party service needs. By combining the Company's state-of-the-art distribution network with a multi-channel Customer Relationship Management (CRM) capability, clients have the ability to custom design their order fulfillment experience and then monitor and measure consumer satisfaction. The Company has extensive experience and the ability to pick, pack, ship and track products with a wide range of physical attributes. TOP enables the Company to leverage these core competencies in a broader context for third-party logistics and fulfillment.

Acquisition of Peerless Paper Mills, Inc.

On January 5, 2001, the Company's subsidiary Lagasse, Inc. ("Lagasse") acquired all of the capital stock of Peerless Paper Mills, Inc. ("Peerless"). Peerless is a wholesale distributor of janitorial/sanitation, paper, and food service products. A Certificate of Dissolution was filed with the Commonwealth of Pennsylvania to dissolve Peerless as of January 5, 2001. Upon its dissolution, Peerless was merged into Lagasse. The purchase price of approximately $32.4 million was financed through the Company's Senior Credit Facility. This acquisition will enable the Company to expand the Lagasse product line, enhance scale and infrastructure, and add experienced management to the Lagasse operation. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $15.2 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Acquisition of CallCenter Services, Inc.

On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. The purchase price of approximately $10.7 million was financed through the Company's Senior Credit Facility. CallCenter Services is a customer relationship management outsourcing service company. It has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats. This acquisition will complement and significantly enhance the third-party fulfillment business of TOP. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $3.1 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

Acquisition of Azerty Canada

On July 5, 2000, the Company completed the acquisition of the net assets of Azerty Canada from MCSi, Inc. The purchase price of approximately $33.6 million (U.S. dollars) was financed through the Company's Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $11.8 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

First Quarter Ended March 31, 2001 compared with the
First Quarter Ended March 30, 2000
----------------------------------------------------

NET SALES. Net sales for the first quarter of 2001 totaled $1.1 billion, up 6.5%, compared with $994.9 million in the first quarter of 2000. After adjusting for one fewer workday, sales rose 8.2% in the first quarter of 2001, compared with the same period last year. The Company achieved low single-digit growth within its core business, while acquisitions drove the growth rate into the high single-digits.

The Company's sales of office furniture were flat, compared with the prior year quarter. These results are indicative of slowing consumer demand and general economic conditions. While the current economic environment present challenges, the Company sees an opportunity for sales growth as dealers shift their inventory investment to wholesalers and in a weak economy consumers tend to shift their demand toward the mid-priced furniture line offered by the Company.

The janitorial and sanitation product category continued to achieve relatively strong growth rates. These products are primarily distributed through the Lagasse operating unit, which achieved a growth rate percentage in the upper-teens, excluding the acquisition of Peerless. This increase is based on continued market expansion in a fragmented industry. The growth within customer channels is concentrated mainly in national, mail order, and independent dealer accounts. Including the acquisition of Peerless, the janitorial and sanitation supply category increased by over 50%.

Traditional office products experienced a growth rate percentage in the low single-digits versus the prior year quarter. Uncertainty surrounding the economy slowed consumption of office products within the commercial sector, particularly in small-to-midsize companies.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Sales in the computer supplies category grew at a percentage rate in the low single-digits over the prior-year quarter. The acquisition of Azerty Canada in July 2000 contributed substantially to the sales growth within this category.

GROSS MARGIN. Gross margin dollars for the quarter were $166.1 million, up $8.0 million or 5.1% from last year. The gross margin rate was 15.7% in the first quarter of 2001, compared with 15.9% in the same period last year. The margin dollar increase was primarily due to the sales increase. However, the margin rate decline was primarily due to spending at TOP. The margin rate, excluding TOP, was comparable to the prior year at 15.9%.

OPERATING EXPENSES. Operating expenses increased 11.2% to $119.7 million, compared with $107.7 million last year. Operating expenses as a percentage of net sales were 11.3% in the first quarter of 2001 and 10.8% in 2000. Operating expenses in 2001 include $5.9 million invested in TOP. Excluding TOP, operating expenses increased 6.1% to $113.8 million, or 10.8% of net sales. The Company will continue to work toward taking cost out of the business by utilizing best practices across all facilities, employing more advanced technology, and continuing to leverage its infrastructure.

INCOME FROM OPERATIONS. Income from operations as a percentage of net sales declined to 4.4% compared with 5.1% last year. Income from operations, excluding the investments in TOP, increased $2.4 million to $53.2 million, or 5.1% of net sales.

INTEREST EXPENSE. Interest expense as a percentage of net sales was unchanged compared with the prior year at 0.8%. The first quarter of 2001 includes interest expense savings related to the redemption of the 12.75% Notes and slightly lower interest rates on variable rate debt offset by increased borrowing requirements.

OTHER EXPENSE. Other expense as a percentage of net sales was 0.2% in the first quarter of 2001, compared with 0.3% in the same period last year. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined). Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain short-term interest rates.

INCOME BEFORE TAXES. Income before taxes as a percent of net sales was 3.4% in the first quarter of 2001, compared with 4.1% last year.

INCOME TAXES. Income tax expense as a percent of net sales was 1.3% in the first quarter of 2001, compared with 1.7% last year.

NET INCOME. Net income totaled $21.6 million, or 2.0% of net sales, compared with $23.9 million, or 2.4% of net sales. Diluted earnings per share declined 7.2% to $0.64 from $0.69 last year. However, excluding the operating loss of $6.8 million related to TOP, diluted earnings per share increased 11.6% to $0.77.

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

As of March 31, 2001, the available credit under the Credit Agreement included $173.0 million of term loan borrowings (the "Term Loan Facilities") and up to $250.0 million of revolving loan borrowings (the "Revolving Credit Facility"). In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial development bonds.

As of March 31, 2001, the Term Loan Facilities consisted of a $41.7 million Tranche A term loan facility (the "Tranche A Facility") and a $131.3 million Tranche A-1 Facility. Amounts outstanding under the Tranche A Facility are to be repaid in 12 quarterly installments ranging from $3.1 million at June 30, 2001 to $3.7 million at March 31, 2004. Amounts outstanding under the Tranche A-1 Facility are to be repaid in 17 quarterly installments ranging from $6.3 million at June 30, 2001 to $7.8 million at June 30, 2005.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million. The Revolving Credit Facility matures on March 31, 2004. The Company had $75.0 million outstanding under the Revolving Credit Facility at March 31, 2001.

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

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type. At March 31, 2001, the Company was in compliance with all covenants contained in the Credit Agreement.

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

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes (the "8.375% Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of March 31, 2001, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

12.75% Senior Subordinated Notes

On May 2, 2000, the Company redeemed the remaining $100.0 million of its 12.75% Senior Subordinated Notes (the "12.75% Notes"). The 12.75% Notes were redeemed at the redemption price of 106.375% of the principal amount plus accrued interest. As a result, the Company recorded an after-tax extraordinary charge of approximately $6.5 million in the second quarter of 2000. This charge includes approximately $2.6 million (after-tax) related to the write-off of capitalized costs. The redemption was funded through the Company's Revolving Credit Facility. The Company's annual interest expense saving were projected to be approximately $4.0 million.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Receivables Securitization Program

In connection with the Company's $163.0 million Receivables Securitization Program the Company sells, on revolving basis, its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from the Azerty and Lagasse) to the USS Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher. The sale of trade accounts receivable includes not only those eligible accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. The Company received approximately $160.0 million in proceeds from the initial sale of certain eligible accounts receivable on April 3, 1998. These proceeds were used to repay a portion of indebtedness under the Credit Agreement. Costs related to this facility vary on a monthly basis and generally are related to certain interest rates. These costs are included in the Consolidated Statements of Income, included elsewhere herein, under the caption Other Expense.

Affiliates of PNC Bank and The Chase Manhattan Bank act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Company retains an interest in the eligible receivables transferred to the third party. As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of March 31, 2001 and December 31, 2000 exclude $152.0 million and $150.0 million, respectively, of accounts receivable sold to the Receivables Company.

Cash Flow

The statements of cash flows for the Company for the periods indicated are summarized below:

                                                              For the Three Months
                                                                Ended March 31,
                                                            -----------------------
                                                              2001           2000
                                                            --------       --------
                                                             (dollars in thousands)
     Net cash provided by operating activities              $ 92,201       $ 46,114
     Net cash used in investing activities                   (43,826)        (7,163)
     Net cash used in financing activities                   (36,934)       (29,115)

Net cash provided by operating activities for the three months ended March 31, 2001 increased to $92.2 million from $46.1 million in the comparable prior year period. This increase was primarily due to a $40.3 million decrease in inventory, a $37.0 million decrease in accounts receivable, and a $1.2 million increase in depreciation expense partially offset by a $24.2 million decline in accounts payable, a $7.7 million increase in prepaid expenses, and a $2.3 million decline in net income.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used in investing activities for the three months ended March 31, 2001 was $43.8 million compared with $7.2 million used in the comparable prior period. This increase is primarily due to the acquisition of Peerless Paper Mills, Inc. for $32.4 million and $4.2 million of incremental net capital expenditures during 2001.

Net cash used in financing activities for the three months ended March 31, 2001 was $36.9 million compared with $29.1 million in the comparable prior period. This increase was primarily due to incremental scheduled debt principal payments of $7.2 million and $4.1 million used to repurchase common stock. These transactions were partially offset by net repayments of $23.0 million under the Revolving Credit Facility in the current year compared with $28.0 million last year.

Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure at March 31, 2001 is principally limited to the Company's outstanding long-term debt of $378.4 million and $152.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 19% of the outstanding debt and Receivables Exposure are priced at interest rates that are fixed. The remaining debt and Receivables Exposure is priced at interest rates that float with the market. A 50 basis point movement in interest rates would result in an approximate $2.2 million annualized increase or decrease in interest expense and loss on the sale of certain accounts receivable.

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

The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso, Canadian Dollar, Italian Lira, as well as product purchases from Asian countries currently paid in U.S. dollars. Many of the products which the Company sells in Mexico and Canada are purchased in U.S. dollars while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to the Company's financial position, results of operations and cash flows. The Company has not previously hedged these transactions and may enter into such transactions when it believes there is a financial advantage to doing so.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                           PART II -- OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          Not applicable

ITEM 2    CHANGES IN SECURITIES

          Not applicable

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5    OTHER INFORMATION

          Not applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit
               Number

                2        Not applicable
               11        Not applicable
               15.1      Letter regarding unaudited interim financial
                         information
               18        Not applicable
               19        Not applicable
               22        Not applicable
               23        Not applicable
               24        Not applicable
               99        Not applicable

          (b)  The Company filed the following reports on Form 8-K:
               - The Company reported under Item 5 on March 30, 2001, the election of Steven M. Cappaert to the position of Senior Vice President and Controller. Cappaert will be responsible for financial reporting, budgeting and forecasting, sales and margin control and financial analysis.
               - The Company reported under Item 5 on April 25, 2001, earnings per share of $0.64 for its first quarter ended March 31, 2001, compared with $0.69 in the first quarter of 2000. Net income for the latest three months was $21.6 million, down from $23.9 million in the comparable prior-year quarter.

                     UNITED STATIONERS INC. AND SUBSIDIARIES
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UNITED STATIONERS INC.
                                         UNITED STATIONERS SUPPLY CO.
                                        ----------------------------------------
                                                 (Registrant)


Date: May 11, 2001                      /s/ Eileen A. Kamerick
                                        ----------------------------------------
                                        Eileen A. Kamerick
                                        Executive Vice President and Chief
                                        Financial Officer

                     UNITED STATIONERS INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

          (a)  Exhibit
               Number
               -------
                2        Not applicable
               11        Not applicable
               15.1      Letter regarding unaudited interim financial
                         information
               18        Not applicable
               19        Not applicable
               22        Not applicable
               23        Not applicable
               24        Not applicable
               99        Not applicable