Form 10-Q
period 2001-06-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2001-08-14
CIK 355999, 945633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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

(847) 699-5000
Registrant’s telephone number, including area code:

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

United Stationers Inc.:	Yes	☒	No	☐
United Stationers Supply Co.:	Yes	☒	No	☐

On August 9, 2001, United Stationers Inc. had outstanding 33,797,937 shares of Common Stock, par value $0.10 per share.  On August 9, 2001, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

UNITED STATIONERS INC. AND SUBSIDIARIES

Form 10-Q For the Quarter Ended June 30, 2001

INDEX

PART I - FINANCIAL INFORMATION

Important Explanatory Note

Independent Accountants’ Review Report

Condensed Consolidated Balance Sheets as of
June 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Income for the
Three Months and Six Months ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows
for the Six Months ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

PART II - OTHER INFORMATION

SIGNATURE

INDEX TO EXHIBITS

UNITED STATIONERS INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

IMPORTANT EXPLANATORY NOTE

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of United Stationers Inc. (“United”), a Delaware corporation, and its wholly owned subsidiary, United Stationers Supply Co. (“USSC”), an Illinois corporation (collectively, the "Company").  United Stationers Inc. is a holding company with no operations separate from its operating subsidiary, United Stationers Supply Co. and its subsidiaries.  No separate financial information for United Stationers Supply Co. and its subsidiaries has been provided herein because management for the Company believes such information would not be meaningful because (i) United Stationers Supply Co. is the only direct subsidiary of United Stationers Inc., which has no operations other than those of United Stationers Supply Co. and (ii) all assets and liabilities of United Stationers Inc. are recorded on the books of United Stationers Supply Co.  There is no material difference between United Stationers Inc. and United Stationers Supply Co. for the disclosure required by the instructions to Form 10-Q and therefore, unless otherwise indicated, the responses set forth herein apply to each of United Stationers Inc. and United Stationers Supply Co.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Stationers Inc. as of December 31, 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Ernst & Young LLP

Chicago, Illinois
July 23, 2001

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30,	As of December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$19,602	$19,784
Accounts receivable, net	311,719	329,934
Inventories	594,454	688,926
Other current assets	22,762	15,843

Total current assets	948,537	1,054,487

Property, plant and equipment, net	199,564	189,787
Goodwill, net	193,677	181,923
Other	22,644	20,830

Total assets	$1,364,422	$1,447,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$337,407	$392,789
Accrued liabilities	118,638	125,969
Current maturities of long-term debt	44,386	40,273

Total current liabilities	500,431	559,031

Deferred income taxes	23,360	22,703
Long-term obligations	321,532	386,854

Total liabilities	845,323	968,588

Stockholders' equity:
Common stock, $0.10 par value, authorized 100,000,000 shares, issued 37,213,207 shares in 2001 and 2000	3,721	3,721
Additional paid-in capital	303,293	302,837
Treasury stock, at cost – 3,896,568 shares in 2001 and 3,767,907 shares in 2000	(70,339)	(66,832)
Retained earnings	283,887	240,429
Accumulated translation adjustment	(1,463)	(1,716)

Total stockholders’ equity	519,099	478,439

Total liabilities and stockholders’ equity	$1,364,422	$1,447,027

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
 (Unaudited)
	For the Three Months Ended
	June 30,

	2001	2000

Net sales	$978,886	$944,023

Cost of goods sold	823,883	795,228

Gross profit	155,003	148,795

Operating expenses:
Warehousing, marketing and administrative expenses	112,751	102,429

Income from operations	42,252	46,366

Interest expense, net	6,398	5,557

Other (income) / expense	(366)	2,735

Income before income taxes and extraordinary item	36,220	38,074

Income taxes	14,379	15,306

Income before extraordinary item	21,841	22,768

Extraordinary item – loss on early retirement of debt,
net of tax benefit of $4,248	- -	(6,476)

Net income	$21,841	$16,292

Net income (loss) per common share:
Income before extraordinary item	$0.66	$0.67
Extraordinary item	- -	(0.19)

Net income per share	$0.66	$0.48

Average number of common shares outstanding (in thousands)	33,311	34,153

Net income (loss) per common share-assuming dilution:
Income before extraordinary item	$0.65	$0.65
Extraordinary item	- -	(0.18)

Net income per share	$0.65	$0.47

Average number of common shares outstanding – assuming
dilution (in thousands)	33,698	34,982

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
 (Unaudited)

	For the Six Months Ended
	June 30,

	2001	2000

Net sales	$2,038,728	$1,938,906

Cost of goods sold	1,717,602	1,631,981

Gross profit	321,126	306,925

Operating expenses:
Warehousing, marketing and administrative expenses	232,493	210,155

Income from operations	88,633	96,770

Interest expense, net	14,453	12,971

Other expense, net	2,118	5,381

Income before income taxes and extraordinary item	72,062	78,418

Income taxes	28,609	31,726

Income before extraordinary item	43,453	46,692

Extraordinary item – loss on early retirement of debt,
net of tax benefit of $4,248	- -	(6,476)

Net income	$43,453	$40,216

Net income (loss) per common share:
Income before extraordinary item	$1.30	$1.37
Extraordinary item	- -	(0.19)

Net income per share	$1.30	$1.18

Average number of common shares outstanding (in thousands)	33,321	34,086

Net income (loss) per common share-assuming dilution:
Income before extraordinary item	$1.28	$1.34
Extraordinary item	- -	(0.19)

Net income per share	$1.28	$1.15

Average number of common shares outstanding – assuming
dilution (in thousands)	33,832	34,881

See notes to condensed consolidated financial statements. UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,

	2001	2000

Cash Flows From Operating Activities:
Net income	$43,453	$40,216
Depreciation and amortization	18,237	14,930
Amortization of capitalized financing costs	714	855
Extraordinary item – early retirement of debt	- -	10,724
Changes in operating assets and liabilities	53,073	(35,893)

Net cash provided by operating activities	115,477	30,832

Cash Flows From Investing Activities:
Capital expenditures	(22,518)	(15,378)
Acquisition of Peerless Paper Mills, Inc.	(32,322)	- -
Proceeds from the disposition of property, plant and equipment	3,411	- -
Other	(58)	- -

Net cash used in investing activities	(51,487)	(15,378)

Cash Flows From Financing Activities:
Retirements and principal payments on debt	(18,304)	(104,334)
Borrowings under financing agreement	- -	150,000
Net repayments under revolver	(43,000)	(53,000)
Issuance of common stock	- -	3,008
Issuance of treasury stock	918	- -
Payment of employee withholding tax related to
stock option exercises	(37)	(1,989)
Acquisition of treasury stock, at cost	(4,124)	- -
Other	375	(459)

Net cash used in financing activities	(64,172)	(6,774)

Net change in cash and cash equivalents	(182)	8,680
Cash and cash equivalents, beginning of period	19,784	18,993

Cash and cash equivalents, end of period	$19,602	$27,673

Other Cash Flow Information:
Income taxes paid	$22,640	$32,756
Interest paid	20,526	16,557
Discount on the sale of accounts receivable	4,402	5,142

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 2000.  These financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 31, 2000 for further information.  In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim expense and inventory estimates are recognized throughout the year relating to income tax rates, shrinkage, price changes and product mix.  Any refinements to these estimates based on actual experience are recorded when known.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the 2001 presentation.  During the fourth quarter of 2000, the Company reclassified freight revenue from “Cost of Goods Sold” and “Operating Expense” to “Net Sales” in compliance with FASB Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  EITF No. 00-10, requires that shipping and handling fees billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue.  The following table sets forth the impact of the reclassification for the three and six months ended June 30, 2000 presented in the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	% to Net Sales	2000	% to Net Sales

Before Freight Revenue Reclassification:

Net sales	$928,927	100.0%	$1,908,285	100.0%

Gross margin	$148,339	16.0%	$306,131	16.0%
Operating expenses	101,973	11.0%	209,361	11.0%

Income from operations	$46,366	5.0%	$96,770	5.0%

After Freight Revenue Reclassification:

Net sales	$944,023	100.0%	$1,938,906	100.0%

Gross margin	$148,795	15.8%	$306,925	15.8%
Operating expenses	102,429	10.9%	210,155	10.8%

Income from operations	$46,366	4.9%	$96,770	5.0%

2.   Operations

The Company operates in a single segment as the nation’s largest wholesale distributor of business products in North America.  The Company offers approximately 40,000 items from more than 500 manufacturers.  This includes a broad spectrum of office products, computer supplies, office furniture, business machines, audio-visual products and facilities management supplies.  The Company primarily serves commercial and contract office products dealers.  Its customers include more than 20,000 resellers – such as office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitary supply distributors and e-commerce dealers. For the six months ended June 30, 2001, Corporate Express, Inc. (“Corporate Express”) was the Company’s largest customer accounting for approximately 13% of the Company’s net sales. This percentage includes the combined six-month volume for Corporate Express and U.S. Office Products Co.  (“USOP”).  On May 14, 2001, the sale of USOP to Corporate Express was completed.   Other than Corporate Express, no single customer accounted for more than 7% of the Company’s net sales. Through its integrated mainframe systems, the Company provides a high level of customer service and overnight delivery utilizing a distribution network of 70 distribution centers within the United States and two distribution centers that serve the Canadian marketplace.

During 2000, the Company established The Order People (“TOP”) to operate as its third-party fulfillment provider for product categories beyond office products. The Company did not achieve the estimated revenue to support TOP’s cost structure.  As a result, the Company is taking action to significantly reduce the operating expenses of TOP.  However, the Company remains committed to building the third-party fulfillment business and to providing outstanding customer service to current clients and future clients.  To accomplish this, the current clients of TOP will be serviced utilizing the resources within the Company’s Supply Division.  This new strategy includes organizing a focused client management team, which will have the ability to employ the Supply Division’s resources for TOP's customers.   A dedicated sales team will continue to support TOP’s current clients and focus on developing and expanding its client base.  TOP will use the Memphis distribution center as its lead distribution point with Supply Division facilities providing support where necessary.

The Company is focused on leveraging its infrastructure across all business units to lower its operating expenses and increase cash flow.  Plans are being developed to determine alternative uses for TOP’s capacity to enhance productivity by reducing or eliminating outside annex warehouses within the Supply Division network.  In addition, the Company’s entire distribution network is under review to determine the most productive and cost efficient organization, including the ability to reduce working capital requirements.

Acquisition of Peerless Paper Mills, Inc.

On January 5, 2001, the Company’s subsidiary Lagasse, Inc. (“Lagasse”) acquired all of the capital stock of Peerless Paper Mills, Inc. (“Peerless”).  Peerless is a wholesale distributor of janitorial/sanitation, paper, and food service products.  A Certificate of Dissolution was filed with the Commonwealth of Pennsylvania to dissolve Peerless as of January 5, 2001. Upon its dissolution, Peerless was merged into Lagasse.  The purchase price of approximately $32.3 million was financed through the Company’s Senior Credit Facility. This acquisition enabled the Company to expand the Lagasse product line, enhance scale and infrastructure, and add experienced management to the Lagasse operation.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $15.1 million was allocated to goodwill.  The pro forma effects of the acquisition were not material.

Acquisition of CallCenter Services, Inc.

On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company.  The purchase price of approximately $10.7 million was financed through the Company’s Senior Credit Facility.  CallCenter Services is a customer relationship management outsourcing service company.  It has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $3.1 million was allocated to goodwill.  The pro forma effects of the acquisition were not material.

Acquisition of Azerty Canada

On July 5, 2000, the Company completed the acquisition of the net assets of Azerty Canada from MCSi, Inc.  The purchase price of approximately $33.6 million (U.S. dollars) was financed through the Company’s Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $11.8 million was allocated to goodwill.  The pro forma effects of the acquisition were not material.

3.  Stock Repurchase Program

On October 23, 2000, the Company's Board of Directors authorized a repurchase of up to $50.0 million of its common stock. Purchases will be made from time-to-time in the open market or in privately negotiated transactions, as the Company sees fit.  As of June 30, 2001, under this authorization, the Company has purchased 1,024,600 shares of common stock at a cost of approximately $26.6 million.

4.          Comprehensive Income

The following table sets forth the computation of comprehensive income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Net income	$21,841	$16,292	$43,453	$40,216
Unrealized currency translation adjustment	2,115	(820)	253	(459)

Comprehensive income	$23,956	$15,472	$43,706	$39,757

5.          Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock.  Stock options are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share
(in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:
Income before extraordinary item	$21,841	$22,768	$43,453	$46,692
Extraordinary item	- -	(6,476)	- -	(6,476)

Net Income	$21,841	$16,292	$43,453	$40,216

Denominator (in thousands):
Denominator for basic earnings per share -
Weighted average shares	33,311	34,153	33,321	34,086

Effect of dilutive securities:
Employee stock options	387	829	511	795

Denominator for diluted earnings per share -
Adjusted weighted average shares
and assumed conversions	33,698	34,982	33,832	34,881

Earnings per common share:

Basic
Income before extraordinary item	$0.66	$0.67	$1.30	$1.37
Extraordinary item	- -	(0.19)	- -	(0.19)

Net Income per share	$0.66	$0.48	$1.30	$1.18

Diluted
Income before extraordinary item	$0.65	$0.65	$1.28	$1.34
Extraordinary item	- -	(0.18)	- -	(0.19)

Net Income per share	$0.65	$0.47	$1.28	$1.15

6.          Long-Term Debt

Long-term debt consisted of the following amounts (dollars in thousands):

	As of June 30,	As of December 31,
	2001	2000

Revolver	$55,000	$98,000
Tranche A term loan, due in installments until March 31, 2004	38,589	44,325
Tranche A-1 term loan, due in installments until September 30, 2005	125,000	137,500
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market interest rates, Maturing at various dates through 2011	14,300	14,300
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	15,500	15,500
Other debt	675	242

Subtotal	349,064	409,867
Less – current maturities	(44,386)	(40,273)

Total	$304,678	$369,594

The prevailing prime interest rate at June 30, 2001 and December 31, 2000 was 6.75% and 9.5%, respectively.

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”).  The Credit Agreement, among other things, provides for an additional $150.0 million, five year term loan facility (the “Tranche A-1 Facility”).

As of June 30, 2001, the available credit under the Credit Agreement included $163.6 million of term loan borrowings (the “Term Loan Facilities”) and up to $250.0 million of revolving loan borrowings (the “Revolving Credit Facility”).  In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial development bonds.

As of June 30, 2001, the Term Loan Facilities consist of a $38.6 million Tranche A term loan facility (the "Tranche A Facility") and a $125.0 million Tranche A-1 Facility.  Amounts outstanding under the Tranche A Facility are to be repaid in 11 quarterly installments ranging from $3.1 million at September 30, 2001 to $3.7 million at March 31, 2004.  Amounts outstanding under the Tranche A-1 Facility are to be repaid in 16 quarterly installments of $7.8 million.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million.  The Revolving Credit Facility matures on March 31, 2004. The Company had $55.0 million outstanding under the Revolving Credit Facility at June 30, 2001.

The Term Loan Facilities and the Revolving Credit Facility are secured by first priority pledges of the stock of USSC, all of the stock of domestic direct and indirect subsidiaries of USSC, the stock of Lagasse and Azerty Incorporated (“Azerty”) and certain of the foreign and direct and indirect subsidiaries of USSC (excluding USS Receivables Company, Ltd.) and security interests and liens upon all accounts receivable, inventory, contract rights and certain real property of USSC and its domestic subsidiaries other than accounts receivables sold in connection with the Receivables Securitization Program.

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization, excluding the results of TOP.  The Tranche A Facility and Revolving Credit Facility bear interest at the prime rate plus 0% to 1.00%, or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25%.  The Tranche A-1 Facility bears interest at the prime rate plus 0.25% to 1.25%, or, at the Company’s option, LIBOR plus 1.50% to 2.50%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type.  At June 30, 2001, the Company was in compliance with all covenants contained in the Credit Agreement.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC.  In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC’s ability to pay cash dividends and make other distributions to United.

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

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes (the “8.375% Notes”) were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture.  As of June 30, 2001, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million.  The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC’s domestic “restricted” subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis.  The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

7.          Accounts Receivable

In connection with the Company’s $163.0 million Receivables Securitization Program, the Company sells, on a revolving basis, its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Azerty and Lagasse) to the USS Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company.  This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher.  The sale of trade accounts receivable includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. Affiliates of PNC Bank and Chase Manhattan Bank act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

The Receivables Securitization Program is accounted for as a sale in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accounts receivable sold under these arrangements are excluded from accounts receivable in the Condensed Consolidated Balance Sheet.  As of June 30, 2001 and 2000, the Company had sold $152.0 million and $146.0 million, respectively, of accounts receivable through the Receivables Securitization Program.  The annual interest rate on the certificates issued under the Receivables Securitization Program during the three months ended June 30, 2001 and 2000 ranged between 4.1% and 5.1% and 6.2% and 6.7%, respectively. For the six months ended June 30, 2001 and 2000, the annual interest rate ranged between 4.1% and 6.5% and 5.9% and 6.7%, respectively.  The Company's retained interest in the receivables in the master trust as of June 30, 2001 and 2000, was approximately $106.5 million and $107.7 million, respectively.  This retained interest, which is included in the accounts receivable balance reflected in the Condensed Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such accounts receivable of approximately thirty-five days and the Company’s collection history, the fair value of the Company’s retained interest approximates book value.  Losses recognized on the sale of accounts receivable totaled approximately $1.9 million and $4.4 million for the three and six months ended June 30, 2001, respectively, and $2.7 million and $5.3 million for the three and six months ended June 30, 2000, respectively.  These costs vary on a monthly basis and generally are related to certain short-term interest rates.  These costs are included in the Condensed Consolidated Statements of Income under the caption Other Expense. For the six months ended June 30, 2001 and 2000, as a result of the short average collection cycle referenced above, proceeds from the collection under this revolving agreement were approximately $1.4 billion and $1.5 billion, respectively.  The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.  Accounts receivable sold to the master trust that were written off during the six months ended June 30, 2001 or 2000 were immaterial.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  Statement No. 140 replaces the earlier Statement No. 125 in its entirety. While the new statement revises certain accounting guidance for transfers of financial assets, most of the provisions of Statement No. 125 have been carried over without reconsideration. Statement No. 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001, but requires certain disclosures relating to securitizations for fiscal years ending after December 15, 2000. The accounting provisions of Statement No. 140 did not impact the Company's Consolidated Financial Statements.

8.          Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company has not yet completed its analysis of the new pronouncements and has not yet determined if the new pronouncements will have a material effect on the financial statements.

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet. The statement also requires changes in the fair value of the derivative instruments to be recorded in either net earnings or other comprehensive income depending on their intended use.  The adoption of SFAS Nos. 133 and 138 did not have a material impact on the Company’s Consolidated Financial Statements.

9.          Condensed Consolidating Financial Statements

The following table presents condensed consolidating financial information for the guarantors of the 8.375% Notes issued by USSC.  Payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC’s domestic “restricted” subsidiaries (as defined in the 8.375% Notes Indenture).  The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Condensed Consolidating Statements of Income
(dollars in thousands)

	United Stationers Inc (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended June 30, 2001:

Net sales	$ - -	$701,565	$283,781	$6,555	$(13,015)	$978,886
Cost of goods sold	- -	572,046	253,044	- -	(1,207)	823,883

Gross profit	- -	129,519	30,737	6,555	(11,808)	155,003
Warehouse, marketing and
administrative expenses	- -	90,750	22,759	809	(1,567)	112,751
Other expense (income)	- -	11,559	- -	- -	(11,925)	(366)
Interest (income) expense	(1,938)	5,682	931	3,611	(1,888)	6,398

Income before income taxes	1,938	21,528	7,047	2,135	3,572	36,220
Income taxes	766	8,550	2,798	847	1,418	14,379
Equity from subsidiaries	20,669	1,288	- -	- -	(21,957)	- -

Net income	$21,841	$14,266	$4,249	$1,288	$(19,803)	$21,841

For the Three Months Ended June 30, 2000:

Net sales	$ - -	$699,605	$244,994	$7,578	$(8,154)	944,023
Cost of goods sold	- -	574,221	221,177	(170)	- -	795,228

Gross profit	- -	125,384	23,817	7,748	(8,154)	148,795
Warehouse, marketing and
administrative expenses	- -	87,777	14,513	842	(703)	102,429
Other expense (income)	- -	7,482	- -	- -	(4,747)	2,735
Interest (income) expense	(2,164)	4,899	1,151	4,375	(2,704)	5,557

Income before income taxes	2,164	25,226	8,153	2,531	- -	38,074
Income taxes	868	10,137	3,273	1,028	- -	15,306
Equity from subsidiaries	14,996	1,503	- -	- -	(16,499)	- -

Income before extraordinary item	16,292	16,592	4,880	1,503	(16,499)	22,768
Extraordinary item – loss on early retirement of debt, net of tax benefit of $4,248	- -	(6,476)	- -	- -	- -	(6,476)

Net income	$16,292	$10,116	$4,880	$1,503	$(16,499)	$16,292

Condensed Consolidating Statements of Income
(dollars in thousands)

		United
	United Stationers Inc. (Parent)	Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2001:

Net sales	$ - -	$1,487,094	$562,595	$13,697	$(24,658)	$2,038,728
Cost of goods sold	- -	1,217,763	504,498	- -	(4,659)	1,717,602

Gross profit	- -	269,331	58,097	13,697	(19,999)	321,126
Warehouse, marketing and
administrative expenses	- -	187,532	46,163	1,615	(2,817)	232,493
Other expense (income)	- -	18,487	- -	- -	(16,369)	2,118
Interest (income) expense	(4,132)	12,828	2,046	8,096	(4,385)	14,453

Income before income taxes	4,132	50,484	9,888	3,986	3,572	72,062
Income taxes	1,637	20,046	3,926	1,582	1,418	28,609
Equity from subsidiaries	40,958	2,404	- -	- -	(43,362)	- -

Net income	$43,453	$32,842	$5,962	$2,404	$(41,208)	$43,453

For the Six Months Ended June 30, 2000:

Net sales	$ - -	$1,455,373	$484,729	$15,305	$(16,501)	$1,938,906
Cost of goods sold	- -	1,193,778	438,490	(287)	- -	1,631,981

Gross profit	- -	261,595	46,239	15,592	(16,501)	306,925
Warehouse, marketing and
administrative expenses	- -	181,115	28,727	1,748	(1,435)	210,155
Other expense (income)	- -	15,096	- -	- -	(9,715)	5,381
Interest (income) expense	(4,147)	10,952	2,344	9,173	(5,351)	12,971

Income before income taxes	4,147	54,432	15,168	4,671	- -	78,418
Income taxes	1,675	22,031	6,128	1,892	- -	31,726
Equity from subsidiaries	37,744	2,779	- -	- -	(40,523)	- -

Income before extraordinary
item	40,216	35,180	9,040	2,779	(40,523)	46,692
Extrayordinary item - loss on early retirement of debt, net of tax benefit of $4,248	- -	(6,476)		- -	- -	(6,476)

Net Income	$40,216	$28,704	$9,040	$2,779	$(40,523)	$40,216

Condensed Consolidating Balance Sheets
(dollars in thousands)

	United	United Stationers
	Stationers Inc.(Parent)	Supply Co.(Issuer)	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

AS OF JUNE 30, 2001
ASSETS
Cash and cash equivalents	$424	$6,419	$11,245	$1,514	$ - -	$19,602
Accounts receivable, net	- -	55,635	149,496	234,606	(128,018)	311,719
Inventories	- -	444,831	149,623	- -	- -	594,454
Other current assets	- -	15,312	7,450	- -	- -	22,762
Property, plant and equipment	- -	164,155	35,404	5	- -	199,564
Goodwill, net	- -	73,482	120,195	- -	- -	193,677
Intercompany notes receivable	106,449	111,722	51,316	- -	(269,487)	- -
Investment in subsidiaries	483,739	180,727	28,086	- -	(692,552)	- -
Other noncurrent assets	3	19,326	3,315	- -	- -	22,644

Total assets	$590,615	$1,071,609	$556,130	$236,125	$(1,090,057)	$1,364,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ - -	$233,233	$104,174	$ - -	$ - -	$337,407
Accrued liabilities	4,735	53,958	86,780	2,550	(29,385)	118,638
Current maturities of long-term debt	- -	44,288	98	- -	- -	44,386
Deferred income taxes	- -	22,865	495	- -	- -	23,360
Long-term obligations	- -	331,853	2,185	152,000	(164,506)	321,532
Intercompany notes payable	- -	106,449	111,722	51,316	(269,487)	- -
Stockholders' equity	585,880	278,963	250,676	30,259	(626,679)	519,099

Total liabilities and stockholders' equity	$590,615	$1,071,609	$556,130	$236,125	$(1,090,057)	$1,364,422

AF OF DECEMBER 31, 2000
ASSETS
Cash and cash equivalents	$424	$13,202	$4,201	$1,957	$ - -	$19,784
Accounts receivable, net	- -	145,696	124,451	241,572	(181,785)	329,934
Inventories	- -	524,120	164,806	- -	- -	688,926
Other current assets	- -	10,599	5,239	5	- -	15,843
Property, plant and equipment	- -	179,370	10,412	5	- -	189,787
Goodwill, net	- -	77,914	104,009	- -	- -	181,923
Intercompany notes receivable	102,317	106,764	- -	- -	(209,081)	- -
Investment in subsidiaries	530,802	197,198	- -	- -	(728,000)	- -
Other noncurrent assets	2	21,157	- -	- -	(329)	20,830

Total assets	$633,545	$1,276,020	$413,118	$243,539	$(1,119,195)	$1,447,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ - -	$273,697	$119,092	$ - -	$ - -	$392,789
Accrued liabilities	3,102	95,001	27,563	5,575	(5,272)	125,969
Current maturities of long-term debt	- -	40,193	80	- -	- -	40,273
Deferred income taxes	- -	22,301	402	- -	- -	22,703
Long-term obligations	- -	393,178	(6,324)	150,000	(150,000)	386,854
Intercompany notes payable	- -	102,317	47,098	59,666	(209,081)	- -
Stockholders' equity	630,443	349,333	225,207	28,298	(754,842)	478,439

Total liabilities and stockholders' equity	$633,545	$1,276,020	$413,118	$243,539	$(1,119,195)	$1,447,027

Condensed Consolidating Statements of Cash Flows
(dollars in thousands)

	United Stationers Inc. (Parent)	United Stationers. Supply Co (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors

					Eliminations	Consolidated

For the Six Months Ended June 30, 2001:
Net cash flows (used in) provided by operating activities	$(918)	$63,833	$(15,751)	$5,907	$62,406	$115,477

Cash flows from investing activities:
Acquisitions	- -	- -	(32,322)	- -	- -	(32,322)
Capital expenditures	- -	(13,011)	(9,507)	- -	- -	(22,518)
Proceeds from the disposition of property, plant and
equipment	- -	3,411	- -	- -	- -	3,411
Investment in subsidiaries	4,124	- -	- -	- -	(4,124)	- -
Other	- -	(58)	- -	- -	- -	(58)

Net cash provided by (used in) investing activities	4,124	(9,658)	(41,829)	- -	(4,124)	(51,487)

Cash flows from financing activities:
Net repayments under revolver	- -	(43,000)	- -	- -	- -	(43,000)
Retirements and principal payments of debt	- -	(18,304)	- -	2,000	(2,000)	(18,304)
Issuance of treasury stock	918	- -	- -	- -	- -	918
Acquisition of treasury stock, at cost	(4,124)	- -	- -	- -	- -	(4,124)
Intercompany dividend	- -	(4,124)	- -	- -	4,124	- -
Intercompany notes payable	- -	4,132	64,624	(8,350)	(60,406)	- -
Payment of employee withholding tax related to
stock option exercises	- -	(37)	- -	- -	- -	(37)
Other	- -	375	- -	- -	- -	375

Net cash (used in) provided by financing activities	(3,206)	(60,958)	64,624	(6,350)	(58,282)	(64,172)

Net change in cash and cash equivalents	- -	(6,783)	7,044	(443)	- -	(182)
Cash and cash equivalents, beginning of period	424	13,202	4,201	1,957	- -	19,784

Cash and cash equivalents, end of period	$424	$6,419	$11,245	$1,514	$ - -	$19,602

For the Six Months Ended June 30, 2000:
Net cash flows (used in) provided by operating activities	$(3,008)	$24,775	$35,261	$905	$(27,101)	$30,832

Cash flows from investing activities:
Capital expenditures	- -	(12,564)	(2,814)	- -	- -	(15,378)

Net cash used in investing activities	- -	(12,564)	(2,814)	- -	- -	(15,378)

Cash flows from financing activities:
Net repayments under revolver	- -	(53,000)	- -	- -	- -	(53,000)
Retirements and principal payments of debt	- -	(104,334)	- -	(14,000)	14,000	(104,334)
Issuance of common stock	3,008	- -	- -	- -	- -	3,008
Borrowings under financing agreements	- -	150,000	- -	- -	- -	150,000
Acquisition of treasury stock, at cost	- -	- -	- -	- -	- -	- -
Intercompany notes payable	- -	4,147	(30,221)	12,973	13,101	- -
Payment of employee withholding tax related to
stock option exercises	- -	(1,989)	- -	- -	- -	(1,989)
Other	- -	(459)	- -	- -	- -	(459)

Net cash provided by (used in) financing activities	3,008	(5,635)	(30,221)	(1,027)	27,101	(6,774)
Net change in cash and cash equivalents	- -	6,576	2,226	(122)	- -	8,680
Cash and cash equivalents, beginning of period	424	13,889	2,506	2,174	- -	18,993

Cash and cash equivalents, end of period	$424	$20,465	$4,732	$2,052	$ - -	$27,673

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

Information contained or incorporated by reference in this Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  All statements other than statements of historical fact included in this Form 10-Q, including those regarding the Company’s financial position, business strategy, projected costs and plans and objectives of management for future operations are forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the Company’s ability to streamline its organization and operations, implement its cost-cutting initiatives, quickly reduce expenses associated with The Order People, operate in a highly competitive environment, the market potential for third-party service providers, the integration of acquisitions, changes in end-users’ traditional demands for business products, the Company’s reliance on certain key suppliers, the effects of fluctuations in manufacturers’ pricing, potential service interruptions, customer credit risk, dependence on key management personnel, and general economic conditions.  A description of these factors, as well as other factors, which could affect the Company’s business, is set forth in certain filings by the Company with the Securities and Exchange Commission.  All forward-looking statements contained in this Form 10-Q and/or any subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.  The Company undertakes no obligation to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

For the six months ended June 30, 2001,Corporate Express, Inc. (“Corporate Express”) accounted for approximately 13% of the Company’s net sales.  On March 5, 2001, U.S. Office Products Co. (“USOP”) filed for Chapter 11 bankruptcy protection to facilitate its sale of businesses to UPS and Corporate Express. On May 14, 2001, the sale of USOP to Corporate Express was completed.  Other than Corporate Express, no single customer accounted for more than 7% of the Company’s net sales.

During 2000, the Company established The Order People (“TOP”) to operate as its third-party fulfillment provider for product categories beyond office products. The Company did not achieve the estimated revenue to support TOP’s cost structure.  As a result, the Company is taking action to significantly reduce the operating expenses of TOP.  However, the Company remains committed to building the third-party fulfillment business and to providing outstanding customer service to current clients and future clients.  To accomplish this, the current clients of TOP will be serviced utilizing the resources within the Company’s Supply Division.  This new strategy includes organizing a focused client management team, which will have the ability to employ the Supply Division’s resources for TOP's customers.  A dedicated sales team will continue to support TOP’s current clients and focus on developing and expanding its client base.  TOP will use the Memphis distribution center as its lead distribution point with Supply Division facilities providing support where necessary.

The Company is committed to leveraging its infrastructure across all business units to lower its operating expenses and increase cash flow.  Plans are being developed to determine alternative uses for TOP’s capacity to enhance productivity by reducing or eliminating outside annex warehouses within the Supply Division network.  In addition, the Company’s entire distribution network is under review to determine the most productive and cost efficient organization, including the ability to reduce working capital requirements.

Acquisition of Peerless Paper Mills, Inc.

On January 5, 2001, the Company’s subsidiary Lagasse, Inc. (“Lagasse”) acquired all of the capital stock of Peerless Paper Mills, Inc. (“Peerless”). Peerless is a wholesale distributor of janitorial/sanitation, paper, and food service products.  A Certificate of Dissolution was filed with the Commonwealth of Pennsylvania to dissolve Peerless as of January 5, 2001.  Upon its dissolution, Peerless was merged into Lagasse.  The purchase price of approximately $32.3 million was financed through the Company’s Senior Credit Facility. This acquisition enabled the Company to expand the Lagasse product line, enhance scale and infrastructure, and add experienced management to the Lagasse operation.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $15.1 million was allocated to goodwill.  The pro forma effects of the acquisition were not material.

Acquisition of CallCenter Services, Inc.

On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company.  The purchase price of approximately $10.7 million was financed through the Company’s Senior Credit Facility.  CallCenter Services is a customer relationship management outsourcing service company.  It has two inbound call centers, in Wilkes-Barre, Pennsylvania and Salisbury, Maryland, with a total of up to 1,000 seats.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $3.1 million was allocated to goodwill.  The pro forma effects of the acquisition were not material.

Acquisition of Azerty Canada

On July 5, 2000, the Company completed the acquisition of the net assets of Azerty Canada from MCSi, Inc.  The purchase price of approximately $33.6 million (U.S. dollars) was financed through the Company’s Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $11.8 million was allocated to goodwill.  The pro forma effects of the acquisition were not material.

Second Quarter Ended June 30, 2001 compared with the
Second Quarter Ended June 30, 2000

Net Sales.  Net sales for the second quarter of 2001 totaled $978.9 million, up 3.7%, compared with $944.0 million in the second quarter of 2000. The recent acquisitions contributed to the Company’s sales growth.

Office furniture sales declined by mid-single-digits, compared with the prior year quarter.  These results continue to reflect slowing consumer demand and weak macro economic conditions.  While the current economic environment present challenges, the Company sees an opportunity for sales growth as dealers shift their inventory investment to wholesalers to limit their working capital requirements.  Furthermore, in a weak economy consumers tend to shift their demand toward the mid-priced furniture lines offered by the Company.

The janitorial and sanitation product category achieved a 40% growth rate, compared with the prior year.  This growth was primarily achieved through the acquisition of Peerless Paper Mills, Inc.  This product category is primarily distributed through the Lagasse operating unit, which achieved an estimated growth rate percentage of approximately 20%, excluding the acquisition of Peerless.  This increase is based on continued market expansion in a fragmented industry.  However, this product category is being negatively impacted by the current economic conditions mainly in non-consumable products.  The growth within customer channels is concentrated mainly in national, mail order, and independent dealer accounts.

Sales of traditional office products experienced a decline in the mid-single-digits versus the prior year quarter. Uncertainty surrounding the economy slowed consumption of office products within the commercial sector, particularly in small-to-mid size companies.

Sales in the computer supplies category grew at a percentage rate in the high single-digits over the prior-year quarter.  The acquisition of Azerty Canada in July 2000 contributed substantially to the sales growth within this category.

Gross Margin.  Gross margin dollars for the second quarter were $155.0 million, up $6.2 million or 4.2% from last year.  The gross margin rate was 15.8% in the second quarter of 2001 and 2000.  The margin dollar increase was primarily due to the sales increase.  The margin rate, excluding TOP, was 16.0%, compared with 15.8% last year.

Operating Expenses.  Operating expenses increased 10.2% to $112.8 million, compared with $102.4 million last year.  Operating expenses as a percentage of net sales were 11.5% in the second quarter of 2001 and 10.8% in the same period last year.  Operating expenses in 2001 include $4.9 million invested in TOP.  Excluding TOP, operating expenses during the second quarter of 2001 increased 7.8% to $108.3 million, or 11.1% of net sales, compared with $100.5 million or 10.7% of net sales in the comparable prior year period.  This increase was primarily due to an increase in payroll costs and depreciation expense.  The Company is currently taking steps to reduce its cost structure which will include such actions as a facility rationalization, a workforce reduction, and transitioning to an integrated information technology platform.

Income from Operations.  Income from operations declined 8.9% to $42.2 million, or 4.3% of net sales, compared with $46.4 million, or 4.9% of net sales last year.  Income from operations, excluding the investments in TOP, was $47.9 million, or 4.9% of net sales, compared with $48.2 million, or 5.1% of net sales.

Interest Expense, net.  Interest expense for the second quarter of 2001 totaled $6.4 million, compared with $5.6 million in the same period last year.  This increase is primarily due to the funding required to support the investments in TOP.

Other (Income) / Expense.  Other expense recorded in the second quarter of 2001, excluding a gain on the sale of a distribution center, totaled $2.1 million compared with $2.7 million in the same period last year.  This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined).  Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain short-term interest rates.  Other expense as presented on the Condensed Consolidated Statement of Income for the second quarter of 2001 includes a $2.4 million gain on the sale of the Company’s Denver distribution center.

Income Before Income Taxes and Extraordinary Item.  Income before taxes and extraordinary item for the second quarter of 2001 totaled $36.1 million, compared with $38.1 million last year.

Income Taxes.  Income tax expense recorded in the second quarter of 2001 totaled $14.4 million, compared with $15.3 million last year.

Net Income.  Net income totaled $21.7 million, or 2.2% of net sales, compared with $22.8 million, or 2.4% of net sales after excluding a $6.5 million extraordinary charge related to the early retirement of debt in 2000.  Diluted earnings per share for the second quarter of 2001 totaled $0.65, flat compared with the prior year excluding the extraordinary charge.  However, excluding TOP’s second quarter 2001 and 2000 operating loss of $3.4 million and $1.1 million, respectively, diluted earnings per share increased 10.3% to $0.75 (including the $2.4 million gain on the sale of the Denver distribution center).

Six Months Ended June 30, 2001 compared with the
Six Months Ended June 30, 2000

Net Sales.  Net sales for the first six months of 2001 totaled $2.0 billion, up 5.1%, compared with $1.9 billion for the first six months of 2000.  After adjusting for one fewer workday, sales rose 6.0% for the first six months of 2001, compared with the same period last year.  Sales in the Company’s core business were relatively flat compared with last year.

Gross Margin.  Gross margin dollars in the first six months of 2001 were $321.1 million, up $14.2 million or 4.6% from last year.  The gross margin rate was unchanged at 15.8% for the first six months of 2001, compared with the same period last year.  The margin dollar increase was primarily due to the sales increase.  Excluding TOP, the gross margin rate increased 0.2% to 16.0% compared to last year.

Operating Expenses.  Operating expenses increased 10.6% to $232.5 million, compared with $210.2 million last year.  Operating expenses as a percentage of net sales were 11.4% for the first six months of 2001 compared with 10.8% in 2000.  Operating expenses in 2001 and 2000 include $10.4 million and $1.8 million, respectively, invested in TOP.  Excluding TOP, operating expenses increased 6.7% to $222.1 million, or 11.0% of net sales. The Company is currently taking steps to reduce its cost structure which will include such actions as a facility rationalization, a workforce reduction, and transitioning to an integrated information technology platform.

Income from Operations.  Income from operations as a percentage of net sales declined to 4.4% compared with 5.0% last year.  Income from operations, excluding the investments in TOP, increased $2.8 million to $101.3 million, or 5.0% of net sales, compared with last year’s $98.5 million, or 5.1% of net sales.

Interest Expense, net.  Interest expense for the six months ended June 2001 totaled $14.5 million, compared with $13.0 million last year. The first six months of 2001 includes interest expense savings related to the redemption of the 12.75% Notes offset by the additional funding required to support TOP.

Other Expense, net.  Other expense for the six months ended June 2001 totaled $2.1 million, compared with $5.4 million in the same period last year.  This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined).  Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain short-term interest rates.  The decline in other expense is due to a $2.4 million gain on the sale of the Company’s Denver distribution center.

Income Before Taxes and Extraordinary Item.  Income before taxes and extraordinary item for the six months ended June 2001 totaled $72.0 million, compared with $78.3 million last year.

Income Taxes.  Income tax expense for the six months ended June 2001 totaled $28.6 million, compared with $31.7 million last year.

Net Income.  Net income totaled $43.4 million, or 2.1% of net sales, compared with $46.6 million, or 2.1% of net sales excluding a $6.5 million extraordinary charge related to the early retirement of debt in 2000.  Diluted earnings per share declined 4.5% to $1.28 from $1.34 last year, excluding the extraordinary charge.  However, excluding the 2001 and 2000 TOP operating losses of $12.7 million and $1.8 million, respectively, diluted earnings per share increased 10.2% to $1.51, compared with $1.37 last year, excluding the extraordinary charge.

Liquidity and Capital Resources

Credit Agreement

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”).  The Credit Agreement, among other things, provides for an additional $150.0 million, five-year term loan facility (the “Tranche A-1 Facility”).

As of June 30, 2001, the available credit under the Credit Agreement included $163.6 million of term loan borrowings (the “Term Loan Facilities”) and up to $250.0 million of revolving loan borrowings (the  “Revolving Credit Facility”).  In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial development bonds.

As of June 30, 2001, the Term Loan Facilities consisted of a $38.6 million Tranche A term loan facility (the "Tranche A Facility") and a $125.0 million Tranche A-1 Facility.  Amounts outstanding under the Tranche A Facility are to be repaid in 11 quarterly installments ranging from $3.1 million at September 30, 2001 to $3.7 million at March 31, 2004.  Amounts outstanding under the Tranche A-1 Facility are to be repaid in 16 quarterly installments of $7.8 million.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million.  The Revolving Credit Facility matures on March 31, 2004. The Company had $55.0 million outstanding under the Revolving Credit Facility at June 30, 2001.

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

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization, excluding the results of TOP.  The Tranche A Facility and Revolving Credit Facility bear interest at the prime rate plus 0% to 1.00%, or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25%.  The Tranche A-1 Facility bears interest at the prime rate plus 0.25% to 1.25%, or, at the Company’s option, LIBOR plus 1.50% to 2.50%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.  At June 30, 2001, the Company was in compliance with all covenants contained in the Credit Agreement.

Liquidity and Capital Resources (continued)

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC.  In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC’s ability to pay cash dividends and make other distributions to United.

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

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes (the “8.375% Notes”) were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture.  As of March 31, 2001, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million.  The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC’s domestic “restricted” subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis.  The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

Receivables Securitization Program

In connection with the Company’s $163.0 million Receivables Securitization Program, the Company sells, on a revolving basis, its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from the Azerty and Lagasse) to the USS Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company.  This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher.  The sale of trade accounts receivable includes not only those eligible accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter.  Costs related to this facility vary on a monthly basis and generally are related to certain interest rates.  These costs are included in the Consolidated Statements of Income, included elsewhere herein, under the caption Other Expense.

Liquidity and Capital Resources (continued)

Affiliates of PNC Bank and The Chase Manhattan Bank act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Company retains an interest in the eligible receivables transferred to the third party.  As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of June 30, 2001 and December 31, 2000 exclude $152.0 million and $150.0 million, respectively, of accounts receivable sold to the Receivables Company.

Cash Flow

The statements of cash flows for the Company for the periods indicated are summarized below:

	For the Six Months
	Ended June 30,

	2001	2000

	(dollars in thousands)
Net cash provided by operating activities	$115,477	$30,832
Net cash used in investing activities	(51,487)	(15,378)
Net cash used in financing activities	(64,172)	(6,774)

Net cash provided by operating activities for the six months ended June 30, 2001 was $115.5 million, including a $105.5 million reduction in inventory, $43.4 million of net income and a $28.5 million decrease in accounts receivable partially offset by a $59.3 million decline in accounts payable.  Net cash provided by operating activities reached $30.8 million for the six months ended June 30, 2000. This was primarily due to $40.2 million of net income, a $48.1 million decrease in inventory, and $14.9 million of depreciation partially offset by a $40.0 million increase in accounts receivable, a $23.7 million increase in accrued liabilities, and a $21.3 million decline in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2001 was $51.5 million, including $32.3 million for the acquisition of Peerless Paper Mills, Inc. and $22.5 million for purchase of property, plant and equipment partially offset by $3.4 million of proceeds from the sale of the Company’s Denver distribution center. Net cash used in investing activities for the six months ended June 30, 2000 was $15.4 million for the purchase of property, plant and equipment.

Net cash used in financing activities for the six months ended June 30, 2001 was $64.2 million, including a $43.0 million net repayment on the Company’s Revolving Credit Facility and an $18.3 million payment on the Company’s Term Loan Facilities.  Net cash used in financing activities for the six months ended June 30, 2000 was $6.8 million, including a $104.3 million payment on the Company’s Term Loan Facilities, a $53.0 million net repayment on the Company’s Revolving Credit Facility partially offset by additional term loan borrowings of $150.0 million.

Liquidity and Capital Resources (continued)

Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.  Interest rate exposure at June 30, 2001 is principally limited to the Company’s outstanding debt of $349.1 million and $152.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates (“Receivables Exposure”).  Approximately 20% of the outstanding debt and Receivables Exposure are priced at interest rates that are fixed.  The remaining debt and Receivables Exposure is priced at interest rates that float with the market.  A 50 basis point movement in interest rates would result in an approximate $2.0 million annualized increase or decrease in interest expense and loss on the sale of certain accounts receivable.

The Company will from time to time enter into interest rate swaps or collars on its debt.  The Company does not use derivative financial or commodity instruments for trading purposes.  Typically, the use of such derivative instruments is limited to interest rate swaps or collars on the Company’s outstanding long-term debt.  The Company’s exposure related to such derivative instruments is, in the aggregate, not material to the Company’s financial position, results of operations and cash flows.

The Company’s foreign currency exchange rate risk is limited principally to the Mexican Peso, Canadian Dollar, Italian Lira, as well as product purchases from Asian countries currently paid in U.S. dollars.  Many of the products which the Company sells in Mexico and Canada are purchased in U.S. dollars while the sale is invoiced in the local currency.  The Company’s foreign currency exchange rate risk is not material to the Company’s financial position, results of operations and cash flows.  The Company has not previously hedged these transactions and may enter into such transactions when it believes there is a financial advantage to doing so.

UNITED STATIONERS INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS - Not applicable

ITEM 2             CHANGES IN SECURITIES - Not applicable

ITEM 3             DEFAULTS UPON SENIOR SECURITIES - Not applicable

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of United Stationers Inc. held on May 9, 2001, the following matters were voted on:

(a)         Election of Directors: For the election of the following persons to serve as directors of the corporation for a three year term expiring in 2004, or until their respective successors shall be duly elected and qualified:

Class II Directors:

	Number of Votes

	For	Withheld

-- Roy W. Haley	27,884,214	542,248
-- Benson P. Shapiro	27,996,074	430,388
-- Alex D. Zoghlin	28,000,639	425,823

ITEM 5             OTHER INFORMATION - Not applicable

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibit
Number
		2	Not applicable
		11	Not applicable
		15.1	Letter regarding unaudited interim financial information
		15.2	Letter regarding unaudited interim financial information
		18	Not applicable
		19	Not applicable
		22	Not applicable
		23	Not applicable
		24	Not applicable
		99	Not applicable

	(b)	The Company filed the following reports on Form 8-K:
-		-	The Company reported under Item 5 on April 25, 2001, earnings per share of $0.64 for its first quarter ended March 31, 2001, compared with $0.69 in the first quarter of 2000. Net income for the latest three months was $21.6 million, down from $23.9 million in the comparable prior-year quarter.

UNITED STATIONERS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. UNITED STATIONERS SUPPLY CO.

(Registrant)

Date: August 10, 2001	/s/ Eileen A. Kamerick

Eileen A. Kamerick
Executive Vice President and Chief Financial Officer

UNITED STATIONERS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

(a)	Exhibit
Number

	2	Not applicable
	11	Not applicable
	15.1	Letter regarding unaudited interim financial information
	15.2	Letter regarding unaudited interim financial information
	18	Not applicable
	19	Not applicable
	22	Not applicable
	23	Not applicable
	24	Not applicable
	99	Not applicable