Form 10-Q
period 2001-09-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2001-11-14
CIK 355999, 945633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file numbers:	United Stationers Inc.:	0-10653
	United Stationers Supply Co.:	33-59811

UNITED STATIONERS INC.

UNITED STATIONERS SUPPLY CO.

(Exact name of Registrant as specified in its charter)

United Stationers Inc.: Delaware	United Stationers Inc.: 36-3141189
United Stationers Supply Co.: Illinois	United Stationers Supply Co.: 36-2431718
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2200 East Golf Road, Des Plaines, Illinois	60016-1267
(Address of principal executive offices)	(Zip Code)

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

On November 12, 2001, United Stationers Inc. had outstanding 33,857,062 shares of Common Stock, par value $0.10 per share.  On November 12, 2001, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

UNITED STATIONERS INC. AND SUBSIDIARIES

Form 10-Q For the Quarter Ended September 30, 2001

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.

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

/s/Ernst & Young LLP

Chicago, Illinois

October 26, 2001

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30,	As of December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$33,565	$19,784
Accounts receivable, net	369,043	329,934
Inventories	554,195	688,926
Other current assets	38,754	15,843
Total current assets	995,557	1,054,487

Property, plant and equipment, net	195,682	189,787
Goodwill, net	181,672	181,923
Other	19,816	20,830
Total assets	$1,392,727	$1,447,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366,524	$392,789
Accrued liabilities	167,704	125,969
Current maturities of long-term debt	44,948	40,273
Total current liabilities	579,176	559,031

Deferred income taxes	22,817	22,703
Long-term obligations	265,142	386,854
Total liabilities	867,135	968,588

Stockholders' equity:
Common stock, $0.10 par value, authorized 100,000,000 shares, issued 37,213,207 shares in 2001 and 2000	3,721	3,721
Additional paid-in capital	309,626	302,837
Treasury stock, at cost – 3,362,947 shares in 2001 and 3,767,907 shares in 2000	(61,912)	(66,832)
Retained earnings	277,977	240,429
Accumulated translation adjustment	(3,820)	(1,716)
Total stockholders’ equity	525,592	478,439
Total liabilities and stockholders’ equity	$1,392,727	$1,447,027

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2001	2000
Net sales	$950,910	$1,015,441

Cost of goods sold	798,507	850,925

Gross profit	152,403	164,516

Operating expenses:
Warehousing, marketing and administrative expenses	108,514	110,635
Restructuring charge	47,603	--
Total operating expenses	156,117	110,635

(Loss) income from operations	(3,714)	53,881

Interest expense, net	4,845	6,855

Other expense, net	1,215	2,834

(Loss) income before income taxes	(9,774)	44,192

Income tax (benefit) expense	(3,831)	17,765

Net (loss) income	$(5,943)	$26,427

Net (loss) income per common share:
Net (loss) income per share	$(0.18)	$0.77
Average number of common shares outstanding (in thousands)	33,668	34,239

Net (loss) income per common share-assuming dilution:
Net (loss) income per share	$(0.18)	$0.76
Average number of common shares outstanding – assuming dilution (in thousands)	33,668	34,926

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

 (Unaudited)

	For the Nine Months Ended September 30,
	2001	2000
Net sales	$2,989,638	$2,954,347

Cost of goods sold	2,516,109	2,482,906

Gross profit	473,529	471,441

Operating expenses:

Warehousing, marketing and administrative expenses	341,007	320,790
Restructuring charge	47,603	--

Total operating expenses	388,610	320,790

Income from operations	84,919	150,651

Interest expense, net	19,298	19,826

Other expense, net	3,333	8,215

Income before income taxes and extraordinary item	62,288	122,610

Income tax expense	24,778	49,491

Income before extraordinary item	37,510	73,119

Extraordinary item – loss on early retirement of debt, net of tax benefit of $4,248	--	6,476

Net income	$37,510	$66,643

Net income (loss) per common share:
Income before extraordinary item	$1.12	$2.14
Extraordinary item	--	(0.19)
Net income per share	$1.12	$1.95
Average number of common shares outstanding (in thousands)	33,441	34,137

Net income (loss) per common share-assuming dilution:
Income before extraordinary item	$1.11	$2.10
Extraordinary item	--	(0.19)
Net income per share	$1.11	$1.91
Average number of common shares outstanding – assuming dilution (in thousands)	33,810	34,890

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2001	2000
Cash Flows From Operating Activities:
Net income	$37,510	$66,643
Depreciation and amortization	27,772	22,906
Amortization of capitalized financing costs	1,008	1,260
Restructuring charge – asset write-down	15,925	--
Extraordinary item – early retirement of debt	--	10,724
Gain on sale of property, plant and equipment	(2,329)	--
Changes in operating assets and liabilities	96,222	(18,204)
Other	(1,707)	(226)
Net cash provided by operating activities	174,401	83,103

Cash Flows From Investing Activities:
Capital expenditures	(28,754)	(29,459)
Acquisition of Peerless Paper Mills, Inc.	(32,322)	--
Acquisition of CallCenter Services, Inc.	--	(10,590)
Acquisition of Azerty Canada	--	(31,717)
Proceeds from sale of Positive ID.	14,941	--
Proceeds from the disposition of property, plant and equipment	3,792	--
Other	(60)	--
Net cash used in investing activities	(42,403)	(71,766)

Cash Flows From Financing Activities:
Retirements and principal payments on debt	(29,701)	(113,235)
Borrowings under financing agreement	--	150,000
Net repayments under revolver	(98,000)	(46,000)
Issuance of common stock	--	3,877
Issuance of treasury stock	14,571	--
Acquisition of treasury stock, at cost	(4,124)	--
Payment of employee withholding tax related to stock option exercises	(963)	(2,447)
Net cash used in financing activities	(118,217)	(7,805)

Net change in cash and cash equivalents	13,781	3,532
Cash and cash equivalents, beginning of period	19,784	18,993
Cash and cash equivalents, end of period	$33,565	$22,525

Other Cash Flow Information:
Income taxes paid	$25,442	$50,292
Interest paid	25,724	9,137
Discount on the sale of accounts receivable	6,022	7,797

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2000.  These financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 31, 2000 for further information.  In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim expense and inventory estimates are recognized throughout the year relating to income tax rates, shrinkage, price changes and product mix.  Any refinements to these estimates based on actual experience are recorded when known.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the 2001 presentation.  During the fourth quarter of 2000, the Company reclassified freight revenue from “Cost of Goods Sold” and “Operating Expense” to “Net Sales” in compliance with FASB Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  EITF No. 00-10, requires that shipping and handling fees billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue.  The following table sets forth the impact of the reclassification for the three and nine months ended September 30, 2000 presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
		% to		% to
	2000	Net Sales	2000	Net Sales
Before Freight Revenue Reclassification:

Net sales	$998,976	100.0%	$2,907,261	100.0%

Gross margin	$163,896	16.4%	$470,027	16.2%
Operating expenses	110,015	11.0%	319,376	11.0%
Income from operations	$53,881	5.4%	$150,651	5.2%

After Freight Revenue Reclassification:

Net sales	$1,015,441	100.0%	$2,954,347	100.0%

Gross margin	$164,516	16.2%	$471,441	16.0%
Operating expenses	110,635	10.9%	320,790	10.9%
Income from operations	$53,881	5.3%	$150,651	5.1%

2.     Operations

The Company operates in a single segment as the nation’s largest wholesale distributor of business products in North America.  The Company offers approximately 40,000 items from more than 500 manufacturers.  This includes a broad spectrum of office products, computer supplies, office furniture, business machines, audio-visual products and facilities management supplies.  The Company primarily serves commercial and contract office products dealers.  Its customers include more than 20,000 resellers – such as office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitary supply distributors and e-commerce dealers. For the nine months ended September 30, 2001,Corporate Express, Inc. (“Corporate Express”) was the Company’s largest customer accounting for approximately 12% of the Company’s net sales. This percentage includes the combined nine-month volume for Corporate Express and U.S. Office Products Co.  (“USOP”).  On May 14, 2001, the sale of USOP to Corporate Express was completed.   Other than Corporate Express, no single customer accounted for more than 6.5% of the Company’s net sales. Through its integrated computer systems, the Company provides a high level of customer service and overnight delivery utilizing a distribution network of 70 distribution centers within the United States and two distribution centers that serve the Canadian marketplace.

During 2000, the Company established The Order People (“TOP”) to operate as its third-party fulfillment provider for product categories beyond office products. The Company did not achieve the estimated revenue to support TOP’s cost structure.  As a result, the Company is taking action to significantly reduce the operating expenses of TOP.  However, the Company remains committed to building the third-party fulfillment business and to providing outstanding customer service to current clients and future clients.  To accomplish this, the current clients of TOP will be serviced utilizing the resources within the Company’s Supply Division.  This new strategy includes organizing a focused client management team, which will have the ability to employ the Supply Division’s resources for TOP’s customers.   A dedicated sales team will continue to support TOP’s current clients and focus on developing and expanding its client base.  TOP will use the Memphis distribution center as its lead distribution point with Supply Division facilities providing support where necessary.

The Company is focused on leveraging its infrastructure across all business units to lower its operating expenses and increase cash flow.  Plans are being developed to determine alternative uses for TOP’s capacity. In addition, the Company’s entire distribution network is continuously under review to determine the most productive and cost efficient organization, including the ability to reduce working capital requirements.

Restructuring Charge

In the third quarter 2001, the Company’s board of directors approved a restructuring plan that includes:

•      An organizational restructuring aimed at eliminating certain layers of management to achieve a lower cost structure and provide better customer service;

•      The consolidation of certain distribution facilities and call center operations;

•      An information technology platform consolidation;

•      Divestiture of the call center operation dedicated to serving The Order People’s clients and certain other assets ; and

•      A significant reduction to The Order People’s cost structure.

These actions will result in a workforce reduction of 1,375 associates, primarily related to The Order People and call center operations.  The associate groups that will be affected by the restructuring plan include management personnel, inside and outside sales representatives, call center associates, distribution workers, and hourly administrative staff.  The restructuring plan is designed to have all initiatives completed within approximately one year from the commitment date.

During the third quarter 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.86 per share. This charge includes a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge.  The major components of the restructuring charge and the remaining accrual balance as of September 30, 2001 were as follows:

(dollars in thousands)	Non-Cash Asset Write-Downs	Associate Termination and Severance Costs	Accrued Exit Costs	Total Restructuring Charge	Implementation Costs	Total
Restructuring and Implementation	$15,925	$19,189	$12,489	$47,603	$--	$47,603
Amounts Utilized – as of September 30, 2001	(15,925)	(570)	(627)	(17,122)	--	(17,122)
Accrued Restructuring Costs - as of September 30, 2001	$--	$18,619	$11,862	$30,481	$--	$30,481

The non-cash asset write-downs of $15.9 million were primarily the result of facility closures and business divestitures, including $8.8 million related to property, plant and equipment and $7.1 million related to goodwill.

Associate termination and severance costs are related to voluntary and involuntary terminations and reflect cash termination payments to be paid to associates affected by the restructuring plan.  Healthcare benefits and career transition services are included in the termination and severance costs. The restructuring plan permits associates to receive healthcare benefits during the term of their severance.

Accrued costs are primarily contractual lease obligations that existed prior to September 30, 2001 for buildings that the Company has closed or will be closing in the near future.

Implementation costs will be recognized as incurred and consist of incremental costs directly related to the realization of the restructuring plan.  The Company estimates that the total cost of implementation will be approximately $6.7 million incurred ratably through approximately September 30, 2002.  These costs include training, stay bonuses, consulting fees, costs to relocate inventory, and accelerated depreciation.

As of September 30, 2001, the Company completed the closure of two distribution centers, eliminated one administrative office and implemented the organizational restructuring and workforce reduction.  As a result, the Company terminated 149 associates through its voluntary and involuntary termination programs. The remaining 1,226 associates will be terminated throughout the implementation period of approximately one year.

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

3.     Stock Repurchase Program

On October 23, 2000, the Company's Board of Directors authorized a repurchase of up to $50.0 million of its common stock.   Purchases will be made from time-to-time in the open market or in privately negotiated transactions, as the Company sees fit.  As of September 30, 2001, under this authorization, the Company purchased 1,024,600 shares of common stock at a cost of approximately $26.6 million.

4.     Comprehensive Income

The following table sets forth the computation of comprehensive (loss) income (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Net (loss) income	$(5,943)	$26,427	$37,510	$66,643
Unrealized currency translation adjustment	(2,356)	134	(2,104)	(325)
Comprehensive (loss) income	$(8,299)	$26,561	$35,406	$66,318

5.     Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock.  Stock options are considered dilutive securities.  Diluted earnings per share for the three months ended September 30, 2001, excludes 483,478 common stock equivalents because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share

(in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Numerator:
(Loss) income before extraordinary item	$(5,943)	$26,427	$37,510	$73,119
Extraordinary item	--	--	--	(6,476)
Net (loss) income	$(5,943)	$26,427	$37,510	$66,643

Denominator (in thousands):
Denominator for basic earnings per share -
Weighted average shares	33,668	34,239	33,441	34,137

Effect of dilutive securities:
Employee stock options	--	687	369	753

Denominator for diluted earnings per share -
Adjusted weighted average shares and assumed conversions	33,668	34,926	33,810	34,890

Earnings per common share:

Basic
(Loss) income before extraordinary item	$(0.18)	$0.77	$1.12	$2.14
Extraordinary item	--	--	--	(0.19)
Net (loss) income per share	$(0.18)	$0.77	$1.12	$1.95

Diluted
(Loss) income before extraordinary item	$(0.18)	$0.76	$1.11	$2.10
Extraordinary item	--	--	--	(0.19)
Net (loss) income per share	$(0.18)	$0.76	$1.11	$1.91

6.     Long-Term Debt

Long-term debt consisted of the following amounts (dollars in thousands):

	As of	As of
	September 30,	December 31,
	2001	2000
Revolver	$--	$98,000
Tranche A term loan, due in installments until March 31, 2004	35,460	44,325
Tranche A-1 term loan, due in installments until September 30, 2005	117,188	137,500
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market interest rates, Maturing at various dates through 2011	14,300	14,300
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	15,500	15,500
Other debt	219	242
Subtotal	282,667	409,867
Less – current maturities	(44,948)	(40,273)
Total	$237,719	$369,594

The prevailing prime interest rate at September 30, 2001 and December 31, 2000 was 6.0% and 9.5%, respectively.

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”).  The Credit Agreement, among other things, provides for an additional $150.0 million, five-year term loan facility (the “Tranche A-1 Facility”).

As of September 30, 2001, the available credit under the Credit Agreement included $152.6 million of term loan borrowings (the “Term Loan Facilities”) and up to $250.0 million of revolving loan borrowings (the “Revolving Credit Facility”).  In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial development bonds.

As of September 30, 2001, the Term Loan Facilities consist of a $35.5 million Tranche A term loan facility (the "Tranche A Facility") and a $117.2 million Tranche A-1 Facility.  Amounts outstanding under the Tranche A Facility are to be repaid in 10 quarterly installments ranging from $3.1 million at December 31, 2001 to $3.7 million at March 31, 2004.  Amounts outstanding under the Tranche A-1 Facility are to be repaid in 15 quarterly installments of $7.8 million.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million.  The Revolving Credit Facility matures on March 31, 2004. The Company had no borrowings outstanding under the Revolving Credit Facility at September 30, 2001.

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

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type.  At September 30, 2001, the Company was in compliance with all covenants contained in the Credit Agreement.

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

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes (the “8.375% Notes”) were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture.  As of September 30, 2001, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million.  The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC’s domestic “restricted” subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis.  The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

7.     Accounts Receivable

In connection with the Company’s $163.0 million Receivables Securitization Program, the Company sells, on a revolving basis, a portion or all of its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Azerty and Lagasse) to the USS Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company.  This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher.  The sale of trade accounts receivable includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. Affiliates of PNC Bank and Chase Manhattan Bank act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

The Receivables Securitization Program is accounted for as a sale in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accounts receivable sold under these arrangements are excluded from accounts receivable in the Condensed Consolidated Balance Sheet.  As of September 30, 2001 and 2000, the Company had sold $110.0 million and $160.0 million, respectively, of accounts receivable through the Receivables Securitization Program.  The annual interest rate on the certificates issued under the Receivables Securitization Program during the three months ended September 30, 2001 and 2000 ranged between 3.5% and 3.9% and 6.7% and 6.8%, respectively. For the nine months ended September 30, 2001 and 2000, the annual interest rate ranged between 3.5% and 6.5% and 5.9% and 6.8%, respectively.  The Company's retained interest in the receivables in the master trust as of September 30, 2001 and 2000, was approximately $136.7 million and $96.7 million, respectively.  This retained interest, which is included in the accounts receivable balance reflected in the Condensed Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such accounts receivable of approximately thirty-five days and the Company’s collection history, the fair value of the Company’s retained interest approximates book value.  Losses recognized on the sale of accounts receivable totaled approximately $1.5 million and $5.9 million for the three and nine months ended September 30, 2001, respectively, and $2.8 million and $8.2 million for the three and nine months ended September 30, 2000, respectively.  These costs vary on a monthly basis and generally are related to certain short-term interest rates.  These costs are included in the Condensed Consolidated Statements of Operations under the caption Other Expense. For the nine months ended September 30, 2001 and 2000, as a result of the short average collection cycle referenced above, proceeds from the collection under this revolving agreement were approximately $2.2 billion in each period.  The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.  Accounts receivable sold to the master trust that were written off during the nine months ended September 30, 2001 or 2000 were immaterial.

8.     Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.  The Company has not yet determined if the new impairment rules will have a material effect on the financial statements.  However, beginning January 1, 2002, the Company will no longer record goodwill amortization pursuant to SFAS No. 142.  The annual pre-tax non-cash income statement impact will be approximately $5.2 million.

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

UNITED STATIONERS INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(dollars in thousands)

(unaudited)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

For the Three Months Ended September 30, 2001:

Net sales	$--	$691,106	$285,198	$6,968	$(32,362)	$950,910
Cost of goods sold	--	564,029	236,634	--	(2,156)	798,507
Gross profit	--	127,077	48,564	6,968	(30,206)	152,403
Warehouse, marketing and administrative expenses	--	101,438	28,511	828	(22,263)	108,514
Restructuring charge	--	30,072	17,531	--	--	47,603
Total operating expenses	--	131,510	46,042	828	(22,263)	156,117
(Loss) income from operations	--	(4,433)	2,522	6,140	(7,943)	(3,714)
Other expense (income), net	--	15,050	--	--	(13,835)	1,215
Interest (income) expense, net	(1,732)	4,640	403	3,068	(1,534)	4,845
Income (loss) before income taxes	1,732	(24,123)	2,119	3,072	7,426	(9,774)
Income tax expense (benefit)	697	(9,568)	853	1,227	2,960	(3,831)
Equity from subsidiaries	(6,978)	1,845	--	--	5,133	--
Net (loss) income	$(5,943)	$(12,710)	$1,266	$1,845	$9,599	$(5,943)

For the Three Months Ended September 30, 2000:

Net sales	$--	$760,274	$255,804	$8,154	$(8,791)	$1,015,441
Cost of goods sold	--	620,447	230,714	(236)	--	850,925
Gross profit	--	139,827	25,090	8,390	(8,791)	164,516
Warehouse, marketing and administrative expenses	--	98,282	14,180	848	(2,675)	110,635
Income (loss) from operations	--	41,545	10,910	7,542	(6,116)	53,881
Other expense (income), net	--	8,093	--	--	(5,259)	2,834
Interest (income) expense, net	(2,296)	6,217	995	4,751	(2,812)	6,855
Income before income taxes	2,296	27,235	9,915	2,791	1,955	44,192
Income tax expense	928	10,919	4,006	1,122	790	17,765
Equity from subsidiaries	25,059	1,669	--	--	(26,728)	--
Net income (loss)	$26,427	$17,985	$5,909	$1,669	$(25,563)	$26,427

UNITED STATIONERS INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operation

(dollars in thousands)

(unaudited)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

For the Nine Months Ended September 30, 2001:

Net sales	$--	$2,178,200	$847,793	$20,665	$(57,020)	$2,989,638
Cost of goods sold	--	1,781,792	741,132	--	(6,815)	2,516,109
Gross profit	--	396,408	106,661	20,665	(50,205)	473,529
Warehouse, marketing and administrative expenses	--	288,970	74,674	2,443	(25,080)	341,007
Restructuring charge	--	30,072	17,531	--	--	47,603
Total operating expenses	--	319,042	92,205	2,443	(25,080)	388,610
Income (loss) from operations	--	77,366	14,456	18,222	(25,125)	84,919
Other expense (income), net	--	33,537	--	--	(30,204)	3,333
Interest (income) expense, net	(5,864)	17,468	2,449	11,164	(5,919)	19,298
Income before income taxes	5,864	26,361	12,007	7,058	10,998	62,288
Income tax expense	2,334	10,478	4,779	2,809	4,378	24,778
Equity from subsidiaries	33,980	4,249	--	--	(38,229)	--
Net income (loss)	$37,510	$20,132	$7,228	$4,249	$(31,609)	$37,510

For the Nine Months Ended September 30, 2000:

Net sales	$--	$2,215,647	$740,533	$23,459	$(25,292)	$2,954,347
Cost of goods sold	--	1,814,225	669,204	(523)	--	2,482,906
Gross profit	--	401,422	71,329	23,982	(25,292)	471,441
Warehouse, marketing and administrative expenses	--	279,397	42,907	2,596	(4,110)	320,790
Income (loss) from operations	--	122,025	28,422	21,386	(21,182)	150,651
Other expense (income), net	--	23,189	--	--	(14,974)	8,215
Interest (income) expense, net	(6,443)	17,169	3,339	13,924	(8,163)	19,826
Income before income taxes	6,443	81,667	25,083	7,462	1,955	122,610
Income tax expense	2,603	32,950	10,134	3,014	790	49,491
Equity from subsidiaries	62,803	4,448	--	--	(67,251)	--
Income before extraordinary Item	66,643	53,165	14,949	4,448	(66,086)	73,119
Extraordinary item – loss on early retirement of debt, net of tax benefit of $4,248	--	(6,476)	--	--	--	(6,476)
Net income (loss)	$66,643	$46,689	$14,949	$4,448	$(66,086)	$66,643

UNITED STATIONERS INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(dollars in thousands)

(unaudited)

	United Stationers Inc. #(Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
AS OF SEPTEMBER 30, 2001
ASSETS
Cash and cash equivalents	$424	$24,963	$6,701	$1,477	$--	$33,565
Accounts receivable, net	--	88,082	280,942	212,505	(212,486)	369,043
Inventories	--	418,365	135,830	--	--	554,195
Other current assets	--	31,035	7,707	12	--	38,754
Property, plant and equipment	--	164,391	31,281	10	--	195,682
Goodwill, net	--	68,285	113,387	--	--	181,672
Intercompany notes receivable	108,181	118,446	68,463	--	(295,090)	--
Investment in subsidiaries	686,223	187,570	28,086	--	(901,879)	--
Other noncurrent assets	3	8,167	11,646	--	--	19,816
Total assets	$794,831	$1,109,304	$684,043	$214,004	$(1,409,455)	$1,392,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$--	$263,724	$102,800	$--	$--	$366,524
Accrued liabilities	5,419	118,193	44,305	3,586	(3,799)	167,704
Current maturities of long-term debt	--	44,808	140	--	--	44,948
Deferred income taxes	--	22,321	496	--	--	22,817
Long-term obligations	--	276,403	3,960	110,000	(125,221)	265,142
Intercompany notes payable	--	108,354	77,589	68,290	(254,233)	--
Stockholders' equity	789,412	275,501	454,753	32,128	(1,026,202)	525,592
Total liabilities and stockholders' equity	$794,831	$1,109,304	$684,043	$214,004	$(1,409,455)	$1,392,727

AF OF DECEMBER 31, 2000
ASSETS
Cash and cash equivalents	$424	$13,202	$4,201	$1,957	$--	$19,784
Accounts receivable, net	--	145,696	124,451	241,572	(181,785)	329,934
Inventories	--	524,120	164,806	--	--	688,926
Other current assets	--	10,599	5,239	5	--	15,843
Property, plant and equipment	--	179,370	10,412	5	--	189,787
Goodwill, net	--	77,914	104,009	--	--	181,923
Intercompany notes receivable	102,317	106,764	--	--	(209,081)	--
Investment in subsidiaries	530,802	197,198	--	--	(728,000)	--
Other noncurrent assets	2	21,157	--	--	(329)	20,830

Total assets	$633,545	$1,276,020	$413,118	$243,539	$(1,119,195)	$1,447,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$--	$273,697	$119,092	$--	$--	$392,789
Accrued liabilities	3,102	95,001	27,563	5,575	(5,272)	125,969
Current maturities of long-term debt	--	40,193	80	--	--	40,273
Deferred income taxes	--	22,301	402	--	--	22,703
Long-term obligations	--	393,178	(6,324)	150,000	(150,000)	386,854
Intercompany notes payable	--	102,317	47,098	59,666	(209,081)	--
Stockholders' equity	630,443	349,333	225,207	28,298	(754,842)	478,439
Total liabilities and stockholders' equity	$633,545	$1,276,020	$413,118	$243,539	$(1,119,195)	$1,447,027

UNITED STATIONERS INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

(dollars in thousands)

(unaudited)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2001:
Net cash flows (used in) provided by operating activities	$(14,571)	$153,418	$(463)	$40,865	$(4,848)	$174,401

Cash flows from investing activities:
Acquisitions	--	--	(32,322)	--	--	(32,322)
Capital expenditures	--	(18,639)	(10,115)	--	--	(28,754)
Proceeds from the disposition of property, plant and equipment	--	3,792	--	--	--	3,792
Proceeds from the sale of Positive ID	--	--	14,941	--	--	14,941
Investment in subsidiaries	4,124	--	--	--	(4,124)	--
Other	--	(60)	--	--	--	(60)
Net cash provided by (used in) investing activities	4,124	(14,907)	(27,496)	--	(4,124)	(42,403)

Cash flows from financing activities:
Net repayments under revolver	--	(98,000)	--	--	--	(98,000)
Retirements and principal payments of debt	--	(29,701)	--	(50,000)	50,000	(29,701)
Issuance of treasury stock	14,571	--	--	--	--	14,571
Acquisition of treasury stock, at cost	(4,124)	--	--	--	--	(4,124)
Intercompany dividend	--	(4,124)	--	--	4,124	--
Intercompany notes payable	--	6,037	30,491	8,624	(45,152)	--
Payment of employee withholding tax related to stock option exercises	--	(963)	--	--	--	(963)
Net cash provided by (used in) financing activities	10,447	(126,751)	30,491	(41,376)	8,972	(118,217)

Net change in cash and cash equivalents	--	11,760	2,532	(511)	--	13,781
Cash and cash equivalents, beginning of period	424	13,202	4,201	1,957	--	19,784
Cash and cash equivalents, end of period	$424	$24,962	$6,733	$1,446	$--	$33,565

For the Nine Months Ended September 30, 2000:

Net cash flows (used in) provided by operating activities	$(3,877)	$75,661	$40,172	$18,842	$(47,695)	$83,103

Cash flows from investing activities:
Acquisitions	--	(42,307)	--	--	--	(42,307)
Capital expenditures	--	(27,127)	(2,332)	--	--	(29,459)

Net cash used in investing activities	--	(69,434)	(2,332)	--	--	(71,766)

Cash flows from financing activities:
Net repayments under revolver	--	(46,000)	--	--	--	(46,000)
Retirements and principal payments of debt	--	(113,235)	--	(14,000)	14,000	(113,235)
Issuance of common stock	3,877	--	--	--	--	3,877
Borrowings under financing agreements	--	150,000	--	--	--	150,000
Intercompany notes payable	--	6,443	(35,182)	(4,956)	33,695	--
Payment of employee withholding tax related to stock option exercises	--	(2,447)	--	--	--	(2,447)
Net cash provided by (used in) financing activities	3,877	(5,239)	(35,182)	(18,956)	47,695	(7,805)
Net change in cash and cash equivalents	--	988	2,658	(114)	--	3,532
Cash and cash equivalents, beginning of period	424	13,889	2,506	2,174	--	18,993
Cash and cash equivalents, end of period	$424	$14,877	$5,164	$2,060	$--	$22,525

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

Information contained or incorporated by reference in this Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  All statements other than statements of historical fact included in this Form 10-Q, including those regarding the Company’s financial position, business strategy, projected costs and plans and objectives of management for future operations are forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, uncertainties related to the restructuring plan, the Company’s ability to realize the expected cost savings and the timing of those savings related to facility closures and others restructuring initiatives, the Company’s ability to streamline its organization and operations, implement its cost-cutting initiatives, quickly reduce expenses associated with The Order People, operate in a highly competitive environment, the integration of acquisitions, changes in end-users’ traditional demands for business products, the Company’s reliance on certain key suppliers, the effects of fluctuations in manufacturers’ pricing, potential service interruptions, customer credit risk, dependence on key management personnel, and general economic conditions.  A description of these factors, as well as other factors, which could affect the Company’s business, is set forth in certain filings by the Company with the Securities and Exchange Commission.  All forward-looking statements contained in this Form 10-Q and/or any subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.  The Company undertakes no obligation to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

For the nine months ended September 30, 2001,Corporate Express, Inc. (“Corporate Express”) accounted for approximately 12% of the Company’s net sales.  This percentage includes the combined nine-month volume for Corporate Express and U.S. Office Products (“USOP”).  On March 5, 2001, USOP filed for Chapter 11 bankruptcy protection to facilitate its sale of businesses to UPS and Corporate Express. On May 14, 2001, the sale of USOP to Corporate Express was completed.  Other than Corporate Express, no single customer accounted for more than 6.5% of the Company’s net sales.

During 2000, the Company established The Order People (“TOP”) to operate as its third-party fulfillment provider for product categories beyond office products. The Company did not achieve the estimated revenue to support TOP’s cost structure.  As a result, the Company is taking action to significantly reduce the operating expenses of TOP.  However, the Company remains committed to building the third-party fulfillment business and to providing outstanding customer service to current clients and future clients.  To accomplish this, the current clients of TOP will be serviced utilizing the resources within the Company’s Supply Division.  This new strategy includes organizing a focused client management team, which will have the ability to employ the Supply Division’s resources for TOP’s customers.   A dedicated sales team will continue to support TOP’s current clients and focus on developing and expanding its client base.  TOP will use the Memphis distribution center as its lead distribution point with Supply Division facilities providing support where necessary.

The Company is focused on leveraging its infrastructure across all business units to lower its operating expenses and increase cash flow.  Plans are being developed to determine alternative uses for TOP’s capacity to enhance productivity by reducing or eliminating outside annex warehouses within the Supply Division network.  In addition, the Company’s entire distribution network is continuously under review to determine the most productive and cost efficient organization, including the ability to reduce working capital requirements.

Restructuring Charge

In the third quarter 2001, the Company’s board of directors approved a restructuring plan that includes:

•-     An organizational restructuring aimed at eliminating certain layers of management to achieve a lower cost structure and provide better customer service;

•      The consolidation of certain distribution facilities and call center operations;

•      An information technology platform consolidation;

•      Divestiture of the call center operation dedicated to serving The Order People’s clients and certain other assets; and

•      A significant reduction to The Order People’s cost structure.

These actions will result in a workforce reduction of 1,375 associates, primarily related to The Order People and call center operations.  The associate groups that will be affected by the restructuring plan include management personnel, inside and outside sales representatives, call center associates, distribution workers, and hourly administrative staff.  The restructuring plan is designed to have all initiatives completed within approximately one year from the commitment date.

During the third quarter 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.86 per share. This charge includes a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge.  The major components of the restructuring charge and the remaining accrual balance as of September 30, 2001 were as follows:

(dollars in thousands)	Non-Cash Asset Write-Downs	Associate Termination and Severance Costs	Accrued Exit Costs	Total Restructuring Charge	Implementation Costs	Total
Restructuring and Implementation	$15,925	$19,189	$12,489	$47,603	$--	$47,603
Amounts Utilized – as of September 30, 2001	(15,925)	(570)	(627)	(17,122)	--	(17,122)
Accrued Restructuring Costs - as of September 30, 2001	$--	$18,619	$11,862	$30,481	$--	$30,481

The non-cash asset write-downs of $15.9 million were primarily the result of facility closures and business divestitures, including $8.8 million related to property, plant and equipment and $7.1 million related to goodwill.

Associate termination and severance costs are related to voluntary and involuntary terminations and reflect cash termination payments to be paid to associates affected by the restructuring plan.  Healthcare benefits and career transition services are included in the termination and severance costs. The restructuring plan permits associates to receive healthcare benefits during the term of their severance.

Accrued costs are primarily contractual lease obligations that existed prior to September 30, 2001, for buildings that the Company has closed or will be closing in the near future.

Implementation costs will be recognized as incurred and consist of incremental costs directly related to the realization of the restructuring plan.  The Company estimates that the total cost of implementation will be approximately $6.7 million incurred ratably through approximately September 30, 2002.  These costs include training, stay bonuses, consulting fees, costs to relocate inventory, and accelerated depreciation.

As of September 30, 2001, the Company completed the closure of two distribution centers, eliminated one administrative office and implemented the organizational restructuring and workforce reduction.  As a result, the Company terminated 149 associates through its voluntary and involuntary termination programs. The remaining 1,226 associates will be terminated throughout the implementation period of approximately one year.

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

Third Quarter Ended September 30, 2001 compared with the

Third Quarter Ended September 30, 2000

Net Sales.  Net sales for the third quarter of 2001 totaled $950.9 million, down 6.4%, compared with $1.0 billion in the third quarter of 2000.  There were several factors that contributed to this sales decline.  First, at the end of July 2001 the Company completed the sale of the Positive ID business unit.  This sale reduced sales growth in the quarter by approximately 1%.  Second, the events of September 11th negatively impacted the Company’s sales.  For the week following September 11th, sales declined by an additional 10% from the weeks just prior to this tragic event.  Third, a worsening macroeconomic environment negatively impacted all product categories.  Finally, sales volume decreased by approximately four percentage points as the integration of Corporate Express and US Office Products proceeded.

Office furniture sales declined by mid-single-digits, compared with the prior year quarter.  These results continue to reflect slowing consumer demand and weak macroeconomic conditions.  While the current economic environment presents challenges, the Company sees an opportunity for sales growth as dealers shift their inventory investment to wholesalers to limit their working capital requirements.  Furthermore, in a weak economy consumers tend to shift their demand toward the mid-priced furniture lines offered by the Company.  However, the Company is challenged by the excess supply of premium grade furniture available in the marketplace due to the failure of Internet and other companies.  Typical purchasers of mid-grade furniture are purchasing used premium grade furniture at extremely attractive prices.

The janitorial and sanitation product category achieved a 29% growth rate, compared with the prior year.  This growth was primarily achieved through the acquisition of Peerless Paper Mills, Inc.  This product category is primarily distributed through the Lagasse operating unit, which achieved double-digit growth with its existing customer base.

Sales of traditional office products experienced a decline of approximately 10% versus the prior year quarter. Uncertainty surrounding the economy slowed consumption of office products within the commercial sector, particularly in medium-to-large companies.

Sales in the computer supplies category declined by mid-single-digits over the prior-year quarter.  This weakness is attributable to an overall decline in computer consumable consumption due to a general workforce reduction and fewer start-up businesses.  In addition, the consolidation of Corporate Express and US Office Products resulted in a demand shift by US Office Products away from wholesale to its internal Corporate Express distribution network.

Gross Margin.  Gross margin dollars for the third quarter were $152.4million, down $12.1 million or 7.4% from last year.  The gross margin rate was 16.0% in the third quarter of 2001 and 16.2% in 2000.  The margin dollar decrease was primarily due to the sales decline.  The margin rate, excluding TOP, was 16.2%, compared with 16.3% last year.

Operating Expenses.  Operating expenses increased to $156.1 million, compared with $110.6 million last year.  Operating expenses as a percentage of net sales were 16.4% in the third quarter of 2001 and 10.9% in the same period last year.  In the third quarter of 2001, the Company recorded a restructuring charge of $47.6 million to streamline operations, significantly reduce the cost base of TOP, reduce the size of its workforce, rationalize its distribution network, and consolidate information technology systems.  Excluding the restructuring charge, operating expenses would have been $108.5 million or 11.4% of sales.  In addition, the third quarter of 2001 includes $1.6 million of incremental expenses related to TOP.  Excluding TOP and the restructuring charge, operating expenses during the current quarter totaled $105.2 million, or 11.1% of net sales, compared with $108.9 million or 10.8% of net sales in the comparable prior year period.  The increase in the operating expense ratio is due primarily to $3.1 million of non-restructuring related severance costs.

(Loss) Income from Operations.  Including the restructuring charge, the Company reported a $3.7 million loss from operations, compared with income of $53.9 million last year.  Excluding the restructuring charge, the Company would have reported income from operations of $43.9 million or 4.6% of net sales, compared with $53.9 million or 5.3% of net sales.  Income from operations, excluding TOP and the restructuring charge, totaled $47.9 million or 5.1% of net sales, compared with $55.6 million or 5.5% of net sales last year.

Interest Expense, net.  Interest expense for the third quarter of 2001 totaled $4.8 million, compared with $6.9 million in the same period last year.  This decline reflects lower borrowings resulting from lower working capital requirements and declining interest rates.

Other Expense.  Other expense recorded in the third quarter of 2001, totaled $1.2 million compared with $2.8 million in the same period last year.  This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined) and $0.4 million gain on the sale of certain assets.  Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain short-term interest rates and the amount of receivables sold.

(Loss) Income Before Income Taxes. Including the restructuring charge, the Company reported a $9.8 million loss before income taxes during the third quarter of 2001, compared with income of $44.2 million last year.  Excluding the restructuring charge, income before taxes was $37.8 million.

Income Taxes.  An income tax benefit of $3.8 million was recorded in the third quarter of 2001, compared with income tax expense of $17.8 million last year.

Net (Loss) Income.  For the three months ended September 30, 2001, the Company recorded a net loss of  $5.9 million or $0.18 per share, compared with net income of $26.4 million or $0.76 per diluted share in the prior year period.  Excluding the restructuring charge, net income would have totaled $23.0 million or $0.67 per diluted share.  Excluding TOP and the restructuring charge, net income for third quarter of 2001 would have been $25.5 million or $0.75 per diluted share, compared with $27.5 million or $0.79 per diluted share last year.

Nine Months Ended September 30, 2001 compared with the

Nine Months Ended September 30, 2000

Net Sales.  Net sales for the first nine months of 2001 totaled $3.0 billion, up 1.2%, compared with $2.9 billion for the first nine months of 2000.  After adjusting for one fewer workday in 2001, sales rose 1.7% for the first nine months of 2001.

Gross Margin.  Gross margin dollars in the first nine months of 2001 were $473.5 million, compared with $471.4 million last year.  The gross margin rate was 15.8% for the first nine months of 2001, compared with 16.0% in the same period last year.  Excluding TOP, the gross margin rate was flat at 16.0% compared to last year.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2001, increased to $388.6 million including a $47.6 million restructuring charge.  Excluding the restructuring charge, operating expenses for the nine months ended September 30, 2001, would have totaled $341.0 million or 11.4% of net sales, compared with $320.8 million or 10.9% of sales.  Operating expenses, excluding the investments in TOP and the restructuring charge, totaled $327.3 million or 11.0% of net sales compared with $317.0 million or 10.7% of net sales in the prior year.

Income from Operations.  For the nine months ended September 30, 2001, income from operations reached $84.9 million.  Excluding the restructuring charge, income from operations would have totaled $132.5 million or 4.4% of net sales, compared with $150.6 million or 5.1% last year. Income from operations, excluding the investments in TOP and the restructuring charge, declined to $149.3 million or 5.0% of net sales, compared with $154.2 million or 5.3% of net sales in the prior year.

Interest Expense, net.  Interest expense for the nine months ended September 2001 totaled $19.3 million, compared with $19.8 million last year. The nine months of 2001 include interest expense savings related to the redemption of the 12.75% Notes, declining interest rates and lower working capital requirements offset by the additional funding required to support TOP.

Other Expense, net.  Other expense for the nine months ended September 2001 totaled $3.3 million, compared with $8.2 million in the same period last year.  This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined).  Costs related to the Receivables Securitization Program vary on a monthly basis and are generally related to certain short-term interest rates and the amount of receivables sold.  The decline in other expense is due to a $2.8 million gain on the sale of the Company’s Denver distribution center.

Income Before Income Taxes and Extraordinary Item.  Income before income taxes and extraordinary item for the nine months ended September 2001 totaled $62.3 million, compared with $122.6 million last year. Excluding the restructuring charge, income before income taxes and extraordinary item was $109.9 million.

Income Taxes.  Income tax expense for the nine months ended September 2001 totaled $24.8 million, compared with $49.5 million last year.

Net Income.  For the nine months ended September 30, 2001, net income totaled $37.5 million, compared with $66.6 million last year.   Excluding the restructuring charge, net income for the 2001 would have totaled $66.2 million or $1.96 per diluted share, compared with $73.1 million or $2.10 per diluted share, excluding the extraordinary item.  However, excluding TOP and the restructuring charge, diluted earnings per share for 2001 totaled $2.26, compared with $2.16 in the prior year, excluding the extraordinary item.

Liquidity and Capital Resources

Credit Agreement

On June 30, 2000, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Agreement”).  The Credit Agreement, among other things, provides for an additional $150.0 million, five-year term loan facility (the “Tranche A-1 Facility”).

As of September 30, 2001, the available credit under the Credit Agreement included $152.6 million of term loan borrowings (the “Term Loan Facilities”) and up to $250.0 million of revolving loan borrowings (the  “Revolving Credit Facility”).  In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial development bonds.

As of September 30, 2001, the Term Loan Facilities consisted of a $35.5 million Tranche A term loan facility (the "Tranche A Facility") and a $117.2 million Tranche A-1 Facility.  Amounts outstanding under the Tranche A Facility are to be repaid in 10 quarterly installments ranging from $3.1 million at December 31, 2001 to $3.7 million at March 31, 2004.  Amounts outstanding under the Tranche A-1 Facility are to be repaid in 16 quarterly installments of $7.8 million.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million.  The Revolving Credit Facility matures on March 31, 2004. The Company had no borrowings outstanding under the Revolving Credit Facility at September 30, 2001.

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

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.  At September 30, 2001, the Company was in compliance with all covenants contained in the Credit Agreement.

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

8.375% Senior Subordinated Notes:

The 8.375% Senior Subordinated Notes (the “8.375% Notes”) were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture.  As of September 30, 2001, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million.  The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC’s domestic “restricted” subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis.  The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

Receivables Securitization Program

In connection with the Company’s $163.0 million Receivables Securitization Program, the Company sells, on a revolving basis, a portion or all of its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Azerty and Lagasse) to the USS Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company.  This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher.  The sale of trade accounts receivable includes not only those eligible accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter.  Costs related to this facility vary on a monthly basis and generally are related to certain interest rates.  These costs are included in the Consolidated Statements of Income, included elsewhere herein, under the caption Other Expense.

Affiliates of PNC Bank and The Chase Manhattan Bank act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the purchase of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Company retains an interest in the eligible receivables transferred to the third party.  As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of September 30, 2001 and December 31, 2000 exclude $110.0 million and $150.0 million, respectively, of accounts receivable sold to the Receivables Company.

Cash Flow

The statements of cash flows for the Company for the periods indicated are summarized below:

	For the Nine Months
	Ended September 30,
	2001	2000
	(dollars in thousands)
Net cash provided by operating activities	$174,401	$83,103
Net cash used in investing activities	(42,403)	(71,766)
Net cash used in financing activities	(118,217)	(7,805)

Net cash provided by operating activities for the nine months ended September 30, 2001 was $174.4 million, including a $133.2 million reduction in inventory, $37.5 million of net income, a $10.2 million increase in other long-term liabilities and a $37.9 million increase in accrued liabilities partially offset by a $22.8 million decline in accounts payable and a $22.4 million increase in other current assets.  Net cash provided by operating activities reached $83.1 million for the nine months ended September 30, 2000. This was primarily due to $66.6 million of net income, a $17.8 million decrease in inventory, a $31.0 million increase in accounts payable, and $22.9 million of depreciation partially offset by a $62.5 million increase in accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2001 was $42.4 million, including $32.3 million for the acquisition of Peerless Paper Mills, Inc. and $28.8 million for purchase of property, plant and equipment partially offset by $14.9 million of proceeds from the sale of Positive ID and $3.8 million of proceeds from the sale of the Company’s Denver distribution center.  Net cash used in investing activities for the nine months ended September 30, 2000 was $71.8 million including, $29.5 million for the purchase of property, plant and equipment and $31.7 million and $10.6 million for the acquisition of Azerty Canada and CallCenter Services, respectively.

Net cash used in financing activities for the nine months ended September 30, 2001 was $118.2 million, including a $98.0 million net repayment on the Company’s Revolving Credit Facility and a $29.7 million payment on the Company’s Term Loan Facilities partially offset by $14.6 million of proceeds from the issuance of treasury stock.  Net cash used in financing activities for the nine months ended September 30, 2000 was $7.8 million, including a $113.2 million payment on the Company’s Term Loan Facilities, a $46.0 million net repayment on the Company’s Revolving Credit Facility partially offset by additional term loan borrowings of $150.0 million.

Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.  Interest rate exposure at September 30, 2001 is principally limited to the Company’s outstanding debt of $282.7 million and $110.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates (“Receivables Exposure”).  Approximately 25% of the outstanding debt and Receivables Exposure are priced at interest rates that are fixed.  The remaining debt and Receivables Exposure is priced at interest rates that float with the market.  A 50 basis point movement in interest rates would result in an approximate $1.5 million annualized increase or decrease in interest expense and loss on the sale of certain accounts receivable.

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

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – Not applicable

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

23            Not applicable

24            Not applicable

99            Not applicable

(b)           The Company filed the following reports on Form 8-K:

-      The Company reported under Item 5 on July 26, 2001, that Steven R. Schwarz, Executive Vice President and President of the Supply Division, resigned to pursue other business interests.

-      The Company reported under Item 5 on July 26, 2001, earnings per share of $0.65 for its second quarter ended June 30, 2001, equal to the second quarter of 2000 after excluding an extraordinary charge related to the early retirement of debt in 2000.

-      The Company reported under Item 5 on August 14, 2001, that Timothy J. Feehely will assume the position of Executive Vice President and Chief Financial Officer.

-       The Company reported under Item 5 on October 5, 2001, that Kathleen S. Dvorak was named Senior Vice President and Chief Financial Officer, replacing Timothy J. Feeheley.

UNITED STATIONERS INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
UNITED STATIONERS SUPPLY CO.
(Registrant)

Date: November 12, 2001	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer

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