Form 10-K
period 2001-12-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2002-04-01
CIK 355999, 945633

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
 Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
United Stationers Inc.: Common Stock, par value $0.10 per share
(Title of Class)

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

United Stationers Inc.:    Yes  ☒    No  ☐
United Stationers Supply Co.:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Aggregate market value of the Common Stock held by non-affiliates of United Stationers Inc. as of March 14, 2002, was $1,370,564,143 based on the last sale price of the Common Stock as quoted by the Nasdaq National Market System on such date. United Stationers Supply Co. has no shares of Common Stock outstanding held by non-affiliates.

On March 14, 2002, United Stationers Inc. had outstanding 33,786,071 shares of Common Stock, par value $0.10 per share. On March 14, 2002, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share outstanding.

The registrant United Stationers Supply Co. meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format with respect to United Stationers Supply Co.

Documents Incorporated by Reference:

Portions of United Stationers Inc.'s Annual Report to Stockholders for 2001 are incorporated herein by reference into Parts II and IV where indicated.

Portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated herein by reference into Part III where indicated.

UNITED STATIONERS INC.
UNITED STATIONERS SUPPLY CO.

FORM 10-K
For The Year Ended December 31, 2001

TABLE OF CONTENTS

PART I

Explanatory Note

        This integrated Form 10-K is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of United Stationers Inc., a Delaware corporation, and its wholly owned subsidiary, United Stationers Supply Co., an Illinois corporation (collectively, the "Company"). United Stationers Inc. is a holding company with no operations separate from those of its operating subsidiary, United Stationers Supply Co. and its subsidiaries. No separate financial information for United Stationers Supply Co. and its subsidiaries has been provided herein because management for the Company believes such information would not be meaningful because (i) United Stationers Supply Co. is the only direct subsidiary of United Stationers Inc., which has no operations other than those of United Stationers Supply Co. and (ii) all assets and liabilities of United Stationers Inc. are recorded on the books of United Stationers Supply Co. There is no material difference between United Stationers Inc. and United Stationers Supply Co. for the disclosures required by the instructions to Form 10-K and therefore, unless otherwise indicated, the responses set forth herein apply to each of United Stationers Inc. and United Stationers Supply Co.

ITEM 1. BUSINESS

General

        United Stationers Inc. ("United") is a holding company incorporated in 1981 under the laws of the State of Delaware. United is the parent company of its direct wholly owned subsidiary, United Stationers Supply Co. ("USSC"), incorporated in 1922 under the laws of the State of Illinois. Except where the context otherwise requires, the term "Company" refers to the combination of United and USSC and its subsidiaries. The Company, with 2001 net sales of $3.9 billion, is North America's largest wholesale distributor of business products, and a provider of marketing and logistics services to resellers.

        In April 1998, USSC acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (the "Azerty Acquisition"). These businesses represented the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. (collectively, the "Azerty Business"). The Azerty Business is primarily a specialty wholesaler of computer consumables, peripherals and accessories in the U.S. and Mexico. The Positive ID division was sold in July 2001.

        In July 2000, USSC acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, a Buhrmann Company. CallCenter Services was a customer relationship management outsourcing service company. The Wilkes-Barre, Pennsylvania, portion of CallCenter Services was sold to Customer Satisfaction First in November 2001 and the Salisbury, Maryland, portion to 1-800-BARNONE, a Financial Corporation, Inc., in February 2002.

        In July 2000, USSC purchased the net assets of the wholesale business of Azerty Canada from MCSi, Inc. Azerty Canada is a specialty distributor of computer consumables, peripherals and accessories. United/Azerty Canada operates as a division of USSC.

        In July 2000, USSC established The Order People to operate as a third-party logistics and fulfillment service provider for product categories beyond office products.

        In January 2001, Lagasse Bros., Inc. ("Lagasse"), a wholly owned subsidiary of USSC, purchased Peerless Paper Mills, Inc., a wholesale distributor of janitorial/sanitation, paper, and food service products. Peerless was immediately merged into Lagasse. USSC had acquired Lagasse, a wholesaler of janitorial and sanitary supplies, in 1996.

Products

        The Company offers more than 40,000 stockkeeping units ("SKUs"), which can be grouped into five primary categories:

        Traditional Office Products.    The Company's core business continues to be traditional office products, which represents approximately 32% of the Company's net sales. This has made the Company the largest North American wholesale provider of a broad line of office supplies. The Company offers more than 25,000 brand-name products and its own private brand products, including writing instruments, paper products, organizers, calendars and general office accessories.

        Computer Consumables.    The Company is the largest wholesale provider of computer supplies and peripherals in North America. It offers more than 10,000 items to value-added computer resellers and office products dealers. Computer consumables represents approximately 35% of the Company's net sales.

        Office Furniture.    The Company is the nation's largest office furniture wholesaler. It currently offers more than 5,500 items—such as leather chairs, wooden and steel desks and computer furniture—from more than 60 different manufacturers. This product group represents approximately 13% of the Company's net sales.

        Facilities Supplies.    The Company is the largest wholesaler of janitorial and sanitation supplies in North America. It offers more than 7,000 items in these major categories: janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. Facilities supplies account for approximately 11% of the Company's net sales.

        Business Machines and Presentation Products.    The Company is a leading wholesale provider of business machines—from calculators to telephones—as well as presentation products and supplies. This product class accounts for approximately 9% of the Company's net sales.

Customers

        The Company's more than 20,000 customers include office products dealers, mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, and e-commerce merchants. Corporate Express, a Buhrmann Company, accounted for approximately 10% of the Company's net sales in 2001.

        Independent commercial dealers and contract stationers are the Company's most significant reseller channel for office products, contributing about 50% of its revenues in 2001. These companies typically serve medium to large businesses, institutions and government agencies.

        The Company maintains and builds its business with commercial dealers, contract stationers (including the contract stationer divisions of national office product superstores) and retail dealers. It also has relationships with most major office products superstore chains.

Marketing and Customer Support

        The products distributed by the Company generally are available at similar prices from multiple sources, and most customers purchase their products from more than one source. To differentiate itself from competitors, the Company concentrates its marketing efforts on providing value-added service to resellers. These include a broader product offering, a higher degree of product availability, a variety of high quality customer services, integrated systems and national distribution capabilities that allow for overnight delivery. United's marketing programs have emphasized two other major components. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers. The catalogs usually are custom printed with each reseller's name and then sold to these resellers who, in turn, distribute the catalogs to their customers. Second, the Company provides its resellers with a variety of dealer support and marketing services, including electronic commerce options, and promotional programs. These services are designed to help the reseller differentiate itself from its competitors by addressing the needs of the end-user's procurement process.

        Nearly all of the Company's 40,000 SKUs are sold through its comprehensive general line catalog, promotional pieces and specialty catalogs for the office products, computer supplies, office furniture, facilities management supplies and other specialty markets. The following is a list of the annual catalogs produced by the Company during 2001:

  1.
  General Line Catalog, which is also available in an electronic version;

  2.
  Office Furniture Catalog featuring furniture and accessories;

  3.
  Market Development Catalog promoting the Company's private-brand merchandise and other office supplies;

  4.
  Computer Products Catalog offering computer-related supplies, accessories, hardware and peripheral products;

  5.
  Facility Supplies Catalog featuring cleaning supplies, food service, warehouse, mailroom and presentation products and supplies;

  6.
  Lagasse Catalog offering janitorial and sanitation supplies;

  7.
  F1000 Catalog promoting commodity furniture and accessory products; and

  8.
  A/V2000 Catalog featuring audio-visual equipment and supplies.

In addition, the Company produced the following quarterly promotional catalogs during 2001:

  1.
  Action 2000, featuring nearly 2,000 high-volume commodity items;

  2.
  Price Buster promoting special promotional pricing and graphics on approximately 2,000 items; and

  3.
  C1000 offering computer supplies, peripherals, accessories and furniture.

        The Company also produces separate quarterly flyers covering general office supplies, office furniture, facility supplies and Universal® products. Commercial dealers, contract stationers and retail dealers typically distribute only one wholesaler's catalogs, so they can streamline and concentrate order entry. To address this, the Company tries to maximize its catalog distribution by offering advertising credits to resellers, which can be used to offset the cost of the catalogs.

        The Company offers resellers a variety of electronic order entry systems and business management and marketing programs. For example, the Company maintains electronic data interchange and interactive order systems that link to selected resellers. In addition, the Company's electronic order entry systems allow the reseller to forward its customers' orders directly to the Company, resulting in the delivery of pre-sold products to the reseller. In 2001, the Company received approximately 90% of its orders electronically.

        In addition to marketing its products and services through the use of its catalogs, the Company employs a sales force of approximately 250 field salespeople and a telemarketing and telesales staff of approximately 350. The sales force is responsible for sales to current reseller customers, as well as for establishing relationships with additional resellers.

Distribution

        The Company has a network of 36 business products regional distribution centers located in 35 metropolitan areas in 25 states, most of which carry a full line of business products. In addition, the Company operates a mega-center that supports the businesses of USSC, Azerty, Lagasse and The Order People. The Company maintains 24 dedicated Lagasse distribution centers with a complete line of janitorial and sanitation supplies, four Azerty distribution centers in the U.S. and two in Mexico that serve computer supply resellers and two United/Azerty distribution centers that serve the Canadian marketplace. During the second quarter of 2002, the Company intends to integrate Azerty's computer systems and product offerings with those of USSC and to close the four Azerty distribution centers. Following the integration, the Company intends to continue marketing computer consumables using the Azerty name.

        The Company supplements its regional distribution centers with 20 local distribution points throughout the U.S. that serve as reshipment points for orders filled at the regional distribution centers. The Company uses more than 400 trucks, most of which are contracted for by the Company, to enable direct delivery from the regional distribution centers and local distribution points to resellers.

        The Company enhances its distribution capabilities through a proprietary computerized inventory locator system. If a reseller places an order for an item that is out of stock at the location that usually serves the reseller, the system automatically searches for it at other distribution centers. If the item is available at another location, the system automatically forwards the order there. The alternate location coordinates shipping with the primary facility and, for the majority of resellers, provides a single on-time delivery of all items. The system effectively gives the Company added inventory support. This means the Company can provide higher service levels to the reseller, reduce back orders and minimize time spent searching for merchandise substitutes, all of which contribute to a high order fill rate and efficient levels of inventory. In order to meet the Company's delivery commitments and to maintain a high order fill rate, the Company carries a significant amount of inventory.

        The "wrap and label" program is another service the Company offers to its resellers. This gives them the option to receive individually packaged orders customized to meet the needs of specific end users. For example, when a reseller receives orders for several individual end users, the Company can group and wrap the items separately, identifying each specific end user, so that the reseller need only deliver the already individualized packages. Resellers like the "wrap and label" program because it eliminates the need to break down bulk shipments and repackage orders before delivering them to the end user.

Purchasing and Merchandising

        As the largest wholesale business products distributor in North America, the Company qualifies for substantial volume allowances and can realize significant economies of scale. The Company obtains products from approximately 500 manufacturers and is a significant customer for most of them. In 2001, no supplier accounted for more than 18% of the Company's aggregate purchases. The Company's centralized Merchandising Department interviews and selects suppliers and products to be included in the catalogs. Selection is based upon end-user acceptance, demand for the product and the manufacturer's total service, price and product quality offering.

Competition

        The Company competes with office products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, computer supplies and related items, and facility management supplies. Competition is based primarily upon net pricing, minimum order quantity and speed of delivery.

        The Company believes it competes with manufacturers, which may offer lower prices to resellers, through the following combination of value-added services: 1) marketing and catalog programs, 2) speed of delivery, 3) broad line of business products from multiple manufacturers on a "one-stop shop" basis, and 4) lower minimum order quantities. Manufacturers typically sell their products through a variety of distribution channels, which includes wholesalers and resellers.

        Competition with other wholesalers is based primarily on breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers, and quality of marketing and other value-added services. Management believes it is competitive in each of these areas. Most wholesale distributors of office products have local and regional operations, sometimes with limited product lines, such as writing instruments or computer products. The Company's two major competitors are S.P. Richards, a national wholesaler of office products, which is a division of Genuine Parts Co., and Daisytek International Corporation, a wholesaler of computer consumables.

        Increased competition in the office products industry, plus increased advertising by competing companies, have heightened price awareness among end users. As a result, purchasers of commodity office products have become extremely price sensitive. The Company has addressed this by emphasizing to resellers the continuing advantages of its value-added services and competitive strengths, compared with those of manufacturers and other wholesalers.

        The Order People competes with other outsourcing alternatives for logistics and order fulfillment.

Employees

        As of March 11, 2002, the Company employed approximately 6,300 people.

        Management considers its relations with employees to be good. Approximately 1,000 of the shipping, warehouse and maintenance employees at certain of the Company's Detroit, Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by collective bargaining agreements. Agreements with employees in New York City and Detroit will expire in April 2002 and June 2002, respectively. The other agreements expire at various times during the next three years. The Company has not experienced any work stoppages during the past five years.

Forward-Looking Information

        The preceding business description and other parts of this Annual Report on Form 10-K contain or incorporate by reference "forward-looking statements," including references to plans, strategies, objectives, projected costs or savings, anticipated future performance or events and other statements that are not strictly historical in nature. These include, without limitation, statements using forward-looking terminology such as "may," "will," "future," "expect," "intend," "anticipate," "believe," "estimate," "project," "forecast" or "continue" or other comparable terminology. These forward-looking statements, which are based on current management expectations, forecasts and assumptions, are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, those relating to: the Company's restructuring plan, including its ability to realize expected cost savings from facility rationalization, systems integration and other initiatives and the timing of any such savings; the Company's ability to streamline its organization and operations, successfully integrate the Azerty Business and implement general cost-reduction initiatives; the Company's reliance on key suppliers and the impact of fluctuations in their pricing and variability in vendor allowances based on sales volume; the Company's ability to anticipate and respond to changes in end-user demand; competitive activity and the resulting impact on the Company's pricing, margin and product offerings and mix; reliance on key management personnel; and economic conditions and changes affecting the business products industry and the general economy.

        Readers are cautioned not to place undue reliance on forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K, which are made only as of the date this report is filed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances or otherwise.

ITEM 2. PROPERTIES

        The Company considers its properties to be suitable and adequate for their intended uses. The Company periodically evaluates its facilities for potential efficiency enhancements to maximize customer satisfaction and economies of scale. Substantially all owned facilities are subject to liens under USSC's Credit Agreement with its lenders. As of December 31, 2001, these properties consisted of the following:

        Executive Offices.    The Company's office space in Illinois totals 228,800 square feet of office and storage space, including owned office space of 135,800 square feet in Des Plaines and leased office space of 25,000 square feet in Des Plaines, 50,000 square feet in Mt. Prospect, and 18,000 square feet in Elk Grove. In addition, the Company leases 11,000 square feet and owns approximately 48,000 square feet of office space in Orchard Park, New York, and leases approximately 22,000 square feet in Harahan, Louisiana.

        Distribution Centers.    The Company utilizes approximately 12.7 million square feet of warehouse space in 36 business products distribution centers, 24 janitorial and sanitation supply distribution centers, four information technology distribution centers, two distribution centers that serve Canada, two distribution centers that serve Mexico, and a mega-distribution center shared by various Company businesses. Of the 12.7 million square feet of distribution center space, 3.8 million square feet was owned and 8.9 million square feet was leased as of December 31, 2001. During the second quarter of 2002, the Company intends to integrate the four information technology distribution centers into the 36 business products distribution centers.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in legal proceedings arising in the ordinary course of or incidental to its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The name, age, current position and term of office of each of United's executive officers as of December 31, 2001, as well as the principal business experience of each for at least the last five years, are as follows:

RANDALL W. LARRIMORE

        Randall W. Larrimore (54) was elected to the Company's Board of Directors and became its President and Chief Executive Officer in May 1997. From February 1988 to May 1997, Mr. Larrimore had been President and Chief Executive Officer of MasterBrand Industries, Inc., a manufacturer of leading brands, including Master Lock® padlocks and Moen® faucets, and a subsidiary of Fortune Brands, Inc. (formerly American Brands, Inc.). Prior to that time, Mr. Larrimore was President and Chief Executive Officer of Twentieth Century Companies, a manufacturer of plumbing repair parts and a division of Beatrice Companies, Inc. Prior thereto, he was Vice President of Marketing for Beatrice Home Specialties, the operating parent of Twentieth Century Companies. Fortune Brands, Inc. acquired Twentieth Century Companies and other Beatrice divisions and subsidiaries in 1988. Before joining Beatrice in 1983, Mr. Larrimore was with Richardson-Vicks, Inc., McKinsey & Company and then with PepsiCo, Inc. Mr. Larrimore serves as a director of Olin Corporation, a diversified manufacturer of chemicals, metals and sporting ammunition. He also serves as a director of Evanston Northwestern Healthcare, a healthcare organization, S.I.F.E. (Students in Free Enterprise) and Lake Forest Academy, a private secondary school.

STEVEN M. CAPPAERT

        Steven M. Cappaert (40) became Senior Vice President and Controller of the Company in March 2001. Before joining the Company, he spent seven years at Ernst & Young, an accounting and professional services firm, where he held the position of Senior Manager from July 1994. Prior thereto, Mr. Cappaert held various internal audit and accounting positions with Fortune Brands, Inc. and Deloitte & Touche.

BRIAN S. COOPER

        Brian S. Cooper (45) became Senior Vice President and Treasurer of the Company in February 2001. Before joining the Company, Mr. Cooper was Treasurer of Burns International Services Corporation, a provider of physical security systems and services, from December 1996. Prior to this, he spent twelve years in various U.S. and International finance assignments with Amoco Corporation, a global petroleum and chemicals company, including that of Chief Financial Officer for Amoco's operations in Norway.

KATHLEEN S. DVORAK

        Kathleen S. Dvorak (45) became Senior Vice President and Chief Financial Officer in October 2001. Prior to her election as Chief Financial Officer, Ms. Dvorak held various financial management positions from which she served as the primary liaison to the financial community, including: Senior Vice President, Investor Relations and Financial Administration, from October 2000; Vice President, Investor Relations and Financial Administration, from May 2000 until October 2000; and Vice President, Investor Relations, from July 1997 until May 2000. Ms. Dvorak has been with the Company for the past 20 years, having held various finance positions at the Company since 1982.

DEIDRA D. GOLD

        Deidra D. Gold (47) joined the Company in November 2001 as Senior Vice President, General Counsel and Secretary. Before joining the Company, Ms. Gold served as Vice President and General Counsel of eLoyalty Corporation, a customer relationship management consulting services and solutions company, from mid-2000 through October 2001, and as Counsel and Corporate Secretary of Ameritech Corporation, a communications company, from March 1998 through December 1999. Her former positions include: Partner, Goldberg, Kohn et al, a Chicago, Illinois law firm, from August 1997 until March 1998; Vice President and General Counsel of Premier Industrial (renamed Premier Farnell) Corporation, an electronics and industrial products distribution company, from December 1991 through June 1997; and Partner, Jones, Day, Reavis & Pogue, an international law firm, from January 1988 through November 1991.

MARK J. HAMPTON

        Mark J. Hampton (48) was named Senior Vice President, Marketing and Field Support Services, in October 2001. Beginning in early 2001, Mr. Hampton served as Senior Vice President, Marketing, of the Company and President and Chief Operating Officer of The Order People Company. Prior thereto, he served as Vice President, Marketing, of the Company from September 1994. In 1980, Mr. Hampton joined the Company and left in 1991 to work in the dealer community. He rejoined the Company in September 1992 as Midwest Regional Vice President and thereafter became Vice President and General Manager of the Company's Micro United division.

JEFFREY G. HOWARD

        Jeffrey G. Howard (47) was named Senior Vice President, Sales and Customer Support Services, in October 2001. Previously, Mr. Howard served as its Senior Vice President, National Accounts, from October 2000, and as its Vice President, National Accounts, from 1994. Mr. Howard joined the Company in 1990 as General Manager of its Los Angeles distribution center and was promoted to Western Region Vice President in 1992. He began his career in the office products industry in 1973 with Boorum & Pease Company, which was acquired by Esselte Pendaflex in 1985.

JOHN T. SLOAN

        John T. Sloan (50) became Senior Vice President, Human Resources in January 2002. Before joining the Company, Mr. Sloan served in human resources management positions with Sears, Roebuck and Co., a retailer of apparel, home and automotive products and services, including as its Executive Vice President, Human Resources, from April 1998 through December 2000 and as its Vice President, Human Resources, Full-Line Mall Stores, from September 1996 through March 1998. Prior to 1996, he held various senior human resources and administration management positions with The Tribune Company, a media company, during a ten-year period and with a number of divisions within Philip Morris Incorporated, including The Seven-Up Company, over a period of thirteen years.

JOSEPH R. TEMPLET

        Joseph R. Templet (55) was named Senior Vice President, Field Sales and Operations, in October 2001. Before such time, he served as the Company's Senior Vice President, South Region, from October 2000 and as its Vice President, South Region, from 1992. Mr. Templet joined the Company in 1985 and has held various other positions during his tenure with the Company, including Vice President, Central Region, and Vice President, Marketing and Corporate Sales. Prior to joining the Company, Mr. Templet held various sales and sales management positions with the Parker Pen Company, Polaroid Corporation and Procter & Gamble.

ERGIN USKUP

        Ergin Uskup (64) has served as the Company's Senior Vice President and Chief Information Officer since December 2000. From February 1994 until then, he was Vice President, Management Information Systems, and Chief Information Officer. Before he joined the Company in 1994, Mr. Uskup was Vice President, Corporate Information Services, for Baxter International Inc., a global manufacturer and distributor of health care products. In addition, he served as an adjunct professor at Lake Forest Graduate School of Management from 1993 until 2000.

        Except as required by individual employment agreements between executive officers and the Company, there exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Mr. Larrimore's employment agreement with the Company contemplates that he will continue to serve as a director of the Company throughout his employment term. Each executive officer serves until his or her successor is elected and qualifies or until his or her earlier removal or resignation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information under the heading "Quarterly Stock Price Data" on page 24 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference in response to this item. United issued 11,500 shares of its Common Stock in a restricted stock grant, made during 2000, to an officer who is no longer with the Company, Eileen Kamerick, without registration under the Securities Act of 1933, as amended, because no "sale" was involved within the meaning of Section 2(a)(3) of such Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The information for the years 1997 through 2001 contained in "Selected Consolidated Financial Data" on pages 22 and 23 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 21 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information under the subcaption "Quantitative and Qualitative Disclosure about Market Risk" on page 21 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Report of Independent Auditors, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity and Notes to Consolidated Financial Statements on pages 25 through 48 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information about United's executive officers, see "Executive Officers of the Registrant" included as Item 4A of Part 1 of this report. In addition, the information contained under the captions "Election of Directors—Director Nominees," "Election of Directors—Continuing Directors," and "Voting Securities and Principal Holders—Secton 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed by United for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in response to this item. The directors of USSC are Randall W. Larrimore and Kathleen S. Dvorak, and background biographical information about them is included in Item 4A of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained under "Election of Directors—Compensation of Directors" and under all subcaptions to the heading "Executive Compensation" in the Proxy Statement to be filed by United for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in "Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders—Security Ownership of Management" in the Proxy Statement to be filed by United for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

  FORM 8-K

(a)
The following documents are filed as part of this report:

          (1)  Financial Statements. The following financial statements are located in our 2001 Annual Report to Stockholders at pages 25 through 48, inclusive, and incorporated herein by reference:

          Report of Independent Auditors

          Consolidated Statements of Income

          Consolidated Statements of Cash Flows

          Consolidated Balance Sheets

          Consolidated Statements of Changes in Stockholders' Equity

          Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules. We have omitted financial statement schedules because such schedules are not required or not applicable.

          (3)  Exhibits. The list of exhibits filed with or incorporated by reference into this report is contained in the Exhibit Index to this report on page 12, which is incorporated herein by reference.

(b)
The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2001:

(1)
The Company filed a Current Report on Form 8-K on October 5, 2001, reporting under Item 5 preliminary sales and earnings information for the three months ended September 30, 2001. The Company also announced the approval of the restructuring plan by United's board of directors and the promotion of Kathleen S. Dvorak to Senior Vice President and Chief Financial Officer of United.

(2)
The Company filed a Current Report on Form 8-K on November 1, 2001, reporting under Item 5 the Company's unaudited financial results for the quarter ended September 30, 2001 as announced in the press release included as an exhibit thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATIONERS INC. UNITED STATIONERS SUPPLY CO.
By:	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

        Dated: March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	March 28, 2002
/s/ RANDALL W. LARRIMORE Randall W. Larrimore	President, Chief Executive Officer and a Director	March 28, 2002
/s/ DANIEL J. GOOD Daniel J. Good	Director	March 28, 2002
/s/ ILENE S. GORDON Ilene S. Gordon	Director	March 28, 2002
/s/ ROY W. HALEY Roy W. Haley	Director	March 28, 2002
/s/ MAX D. HOPPER Max D. Hopper	Director	March 28, 2002
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	March 28, 2002
/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	March 28, 2002

EXHIBIT INDEX

        The Company is including as exhibits to this Annual Report on Form 10-K certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company under United's file number of 0-10653 and USSC's registration number of 33-59811. The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are listed below as Exhibits 10.17 through 10.36, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 13, 1995, between Associated Stationers, Inc. and United (Exhibit 2 to United's Schedule 14D-9 filed on February 21, 1995)
2.2
Stock Purchase Agreement, dated as of October 1, 1996, among USSC, Lagasse Bros., Inc. and the shareholders of Lagasse Bros., Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 5, 1996)
2.3
Stock Purchase Agreement, dated as of February 10, 1998, among United, USSC, Abitibi-Consolidated Inc., Abitibi-Consolidated Sales Corporation, Azerty Incorporated, Azerty de Mexico, S.A. de C.V., AP Support Services Incorporated and Positive I.D. Wholesale Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 1998)
2.4
Stock Purchase Agreement, dated as of July 1, 2000, among USSC, Corporate Express, Inc. and Corporate Express CallCenter Services, Inc. (Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 (the "2000 Form 10-K"))
2.5	Asset Purchase Agreement, dated June 14, 2000, among USSC, Axidata (1998) Inc. and Miami Computer Supply Corporation (Exhibit 2.5 to the Company's 2000 Form 10-K)
2.6
Stock Purchase Agreement, dated as of December 19, 2000, among Lagasse Bros., Inc., The Peerless Paper Mills and the shareholders of The Peerless Paper Mills (Exhibit 2.6 to the Company's 2000 Form 10-K)
3.1*	Second Restated Certificate of Incorporation of United, dated as of March 19, 2002
3.2*	Amended and Restated Bylaws of United, dated as of March 19, 2002
3.3	Restated Articles of Incorporation of USSC (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-59811), initially filed on June 12, 1995, as amended (the "1995 S-1"))
3.4*	Amended and Restated Bylaws of USSC, dated as of August 30, 2001
4.1*	Rights Agreement, dated as of July 27, 1999, by and between United and BankBoston, N.A., as Rights Agent
4.2
Indenture, dated as of April 15, 1998, among United, USSC as issuer, Lagasse Bros., Inc., Azerty Incorporated, Positive ID Wholesale Inc., AP Support Services Incorporated, as guarantors, and The Bank of New York, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 1998)

4.3*	First Supplemental Indenture, dated as of June 30, 2000, by and between USSC and The Order People Company in favor of The Bank of New York, as trustee
4.4*	Second Supplemental Indenture, dated as of July 1, 2000, by and between USSC and United CallCenter Services, Inc. in favor of The Bank of New York, as trustee
4.5*	Third Supplemental Indenture, dated as of May 1, 2001, by and between USSC and United Stationers Financial Services LLC ("USFS") in favor of The Bank of New York, as trustee
4.6*	Fourth Supplemental Indenture, dated as of July 1, 2001, by and between USSC and United Stationers Technology Services LLC ("USTS") in favor of The Bank of New York, as trustee
4.7
Third Amended and Restated Credit Agreement, dated as of June 29, 2000, among USSC as borrower, United as guarantor, the lenders that are signatories thereto (the "Lenders") and The Chase Manhattan Bank, as swingline lender and administrative agent (Exhibit 10.99 to the Company's Quarterly Report on Form 10-Q ("Form 10-Q") for the quarter ended June 30, 2000, filed on August 14, 2000)
4.8
Third Amended and Restated Security Agreement, dated as of June 29, 2000, between USSC and The Chase Manhattan Bank, as administrative agent for the Lenders ("Administrative Agent") (Exhibit 10.990 to the Company's Form 10-Q filed August 14, 2000)
4.9
Amended and Restated Subsidiary Guaranty and Security Agreement, dated as of June 29, 2000, between Lagasse Bros., Inc. and Azerty Incorporated, each as a subsidiary guarantor, and The Chase Manhattan Bank, as Administrative Agent for the Lenders (Exhibit 10.991 to the Company's Form 10-Q filed August 14, 2000)
4.10*
Guaranty Assumption Agreement, dated as of May 1, 2001, by USFS in favor of The Chase Manhattan Bank, as Administrative Agent, and Guaranty Assumption Agreement, dated as of July 1, 2001, by USTS in favor of the same Administrative Agent
4.11
Second Amended and Restated Pledge Agreement, dated as of June 29, 2000, between United and The Chase Manhattan Bank, as Administrative Agent (Exhibit 10.992 to the Company's Form 10-Q filed August 14, 2000)
10.1*	Amended and Restated Receivables Sale Agreement, dated as of May 1, 2001, among USSC, as seller, USFS, as purchaser, and USFS, as servicer
10.2*	USFS Receivables Sale Agreement, dated as of May 1, 2001, among USFS, as seller, USS Receivables Company, Ltd. ("USSR"), as purchaser, and USFS in its capacity as servicer
10.3*	Amended and Restated Servicing Agreement, dated as of May 1, 2001, among USSR, USFS, as servicer, USSC, as support provider, and The Chase Manhattan Bank, as trustee
10.4*	Amended and Restated Pooling Agreement, dated as of May 1, 2001, among USSR, USFS, as servicer, and The Chase Manhattan Bank, as trustee and securities intermediary
10.5*
Second Amended and Restated Series 1998-1 Supplement, dated as of May 1, 2001, to the Amended and Restated Pooling Agreement, dated as of May 1, 2001, by and among USSR, USFS, as servicer, Park Avenue Receivables Corporation, as initial purchaser, the other banks or financial institutions parties thereto, The Chase Manhattan Bank, as funding agent, and The Chase Manhattan Bank as trustee and securities intermediary

10.6*
Amended and Restated Series 2000-2 Supplement, dated as of May 1, 2001, to the Amended and Restated Pooling Agreement, dated as of May 1, 2001, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and The Chase Manhattan Bank, as trustee and securities intermediary
10.7
Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's 1995 S-1)
10.8*	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC
10.9
Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999 (the "1998 Form 10-K"))
10.10	Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc. (Exhibit 10.34 to the Company's 1995 S-1)
10.11
First Amendment to Industrial Lease dated January 23, 1997 between ERI-CP, Inc. (successor to Carol Point Builders I) and USSC (successor to Associated Stationers, Inc.) (Exhibit 10.56 to United's Registration Statement on Form S-2 (Registration No. 333-34937) as amended (the "1997 S-2"))
10.12	Lease Agreement, dated April 19, 2000, between Corporate Estates, Inc., Mitchell Investments, LLC and USSC (Exhibit 10.39 to the Company's 2000 Form 10-K)
10.13
Lease Agreement, dated July 30,1999, between Valley View Business Center, Ltd. and USSC (Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 8, 2000)
10.14	Lease, dated as of April 17,1989, between Isaac Heller and USSC, as amended (Exhibit 10.39 to the Company's 1995 S-1)
10.15	Lease Agreement, dated March 15, 2000, between Troy Hill I LLC and USSC (Exhibit 10.42 to the Company's 2000 Form 10-K)
10.16*	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC
10.17	United Stationers Inc. Management Equity Plan (composite restated version as of November 5, 1998) (Exhibit 10.96 to the Company's 1998 Form 10-K)**
10.18	United Stationers Inc. 2000 Management Equity Plan (Appendix A to United's definitive Proxy Statement/Schedule 14A filed on March 31, 2000)**
10.19	First Amendment to United Stationers Inc. 2000 Management Equity Plan (Exhibit 10.47 to the Company's 2000 Form 10-K)**
10.20*	United Stationers Inc. Retention Grant Plan**
10.21
United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan (Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 12, 1998)**
10.22*	United Stationers Inc. Directors Grant Plan**

10.23	United Stationers Supply Co. and Subisidiaries Management Incentive Plan (Appendix B to United's definitive Proxy Statement/Schedule 14A filed on March 31, 2000)**
10.24	United Stationers Supply Co. Deferred Compensation Plan (Exhibit 10.48 to the Company's 2000 Form 10-K) **
10.25*	First Amendment to the United Stationers Supply Co. Deferred Compensation Plan, effective as of November 30, 2001**
10.26*	Employment Agreement, dated as of June 19, 2001, among United, USSC and Randall W. Larrimore, amending and restating the Employment Agreement, dated as of May 23, 1997, among the same parties**
10.27	Employment Agreement, dated as of July 31, 2000, among United, USSC and Eileen Kamerick (Exhibit 10.26 to the Company's 2000 Form 10-K)**
10.28*	Agreement, effective as of August 10, 2001, among Eileen Kamerick, Victor J. Heckler, United and USSC**
10.29	Employment Agreement, dated as of June 1, 1997, by and among Steven Schwarz, United and USSC (Exhibit 10.97 to the Company's 1997 S-2)**
10.30*	Agreement, effective as of September 1, 2001, among Steven R. Schwarz, Vicki Schwarz, United and USSC**
10.31*	Employment Agreement, dated as of June 19, 2001, by and between USSC and R. Thomas Helton, amending and restating the Employment Agreement, dated as of February 1, 1998, between the same parties**
10.32*	Letter agreement, dated February 13, 1995, between Ergin Uskup and USSC, together with letter or letter agreement amendments or supplements thereto**
10.33*	Letter agreement, dated August 29, 2001, between Ergin Uskup and USSC**
10.34*	Letter agreement, dated May 10, 2001, between Susan Maloney Meyer and the Company**
10.35*	Officer Medical Reimbursement Plan, as in effect as of March 28, 2002**
10.36*	Form of Indemnification Agreement entered into between the Company and United's directors and various executive officers**
13*	Excerpted portions of United's 2002 Annual Report to Stockholders, which are incorporated in response to various items of this Annual Report on Form 10-K
21*	Subsidiaries of United
23*	Consent of Ernst & Young LLP, independent auditors

*
Filed herewith

**
Represents a management contract or compensatory plan or arrangement

QuickLinks

UNITED STATIONERS INC. UNITED STATIONERS SUPPLY CO.
FORM 10-K For The Year Ended December 31, 2001 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
SIGNATURES
EXHIBIT INDEX