Form 10-Q
period 2002-03-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2002-05-15
CIK 355999, 945633

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file numbers:	United Stationers Inc.: 0-10653
United Stationers Supply Co.: 33-59811

UNITED STATIONERS INC.

UNITED STATIONERS SUPPLY CO.

(Exact Name of Registrant as Specified in its Charter)

United Stationers Inc.: Delaware United Stationers Supply Co.: Illinois	United Stationers Inc.: 36-3141189 United Stationers Supply Co.: 36-2431718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 East Golf Road
Des Plaines, Illinois 60016-1267
(847) 699-5000
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrants’ Principal Executive Offices)

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

On May 1, 2002, United Stationers Inc. had outstanding 33,790,491 shares of Common Stock, par value $0.10 per share.  On May 1, 2002, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

The registrant United Stationers Supply Co. meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format with respect to United Stationers Supply Co.

UNITED STATIONERS INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2002

UNITED STATIONERS INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

IMPORTANT EXPLANATORY NOTE

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of United Stationers Inc. (“United”), a Delaware corporation, and its wholly owned subsidiary, United Stationers Supply Co. (“USSC”), an Illinois corporation (collectively, the “Company”).  United Stationers Inc. is a holding company with no operations separate from its operating subsidiary, United Stationers Supply Co. and its subsidiaries.  No separate financial information for United Stationers Supply Co. and its subsidiaries has been provided herein because management for the Company believes such information would not be meaningful because (i) United Stationers Supply Co. is the only direct subsidiary of United Stationers Inc., which has no operations other than those of United Stationers Supply Co. and (ii) all assets and liabilities of United Stationers Inc. are recorded on the books of United Stationers Supply Co.  There is no material difference between United Stationers Inc. and United Stationers Supply Co. for the disclosure required by the instructions to Form 10-Q and therefore, unless otherwise indicated, the responses set forth herein apply to each of United Stationers Inc. and United Stationers Supply Co.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income for the three month periods ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Stationers Inc. as of December 31, 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 29, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Chicago, Illinois
April 19, 2002

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of March 31, 2002	As of December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$14,490	$28,814
Accounts receivable, net	399,222	311,047
Inventory	503,112	581,705
Other current assets	26,442	28,532
Total current assets	943,266	950,098

Property, plant and equipment, net	185,164	189,012
Goodwill, net	180,029	180,117
Other	23,866	20,360
Total assets	$1,332,325	$1,339,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$305,362	$336,722
Accrued liabilities	143,178	147,640
Current maturities of long-term debt	55,075	52,970
Total current liabilities	503,615	537,332

Deferred income taxes	18,909	18,228
Long-term debt	217,966	218,735
Other long-term liabilities	24,684	26,611
Total liabilities	765,174	800,906

Stockholders’ equity:
Common stock, $0.10 par value, authorized 100,000,000 shares, issued 37,217,814 shares in 2002 and 2001	3,722	3,722
Additional paid-in capital	312,906	310,150
Treasury stock, at cost – 3,431,898 shares in 2002 and 3,613,954 shares in 2001	(66,937)	(69,402)
Retained earnings	321,559	297,407
Accumulated other comprehensive loss	(4,099)	(3,196)
Total stockholders’ equity	567,151	538,681
Total liabilities and stockholders’ equity	$1,332,325	$1,339,587

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001

Net sales	$948,092	$1,059,842
Cost of goods sold	803,656	893,719
Gross profit	144,436	166,123
Operating expenses:
Warehousing, marketing and administrative expenses	103,414	118,353
Goodwill amortization	—	1,389
Restructuring charge reversal	(2,425)	—
Total operating expenses	100,989	119,742
Income from operations	43,447	46,381
Interest expense, net	4,422	8,055
Other expense, net	381	2,484
Income before income taxes	38,644	35,842
Income tax expense	14,492	14,229
Net income	$24,152	$21,613
Net income per common share:
Net income per share	$0.72	$0.65
Average number of common shares outstanding	33,712	33,331

Net income per common share — assuming dilution:
Net income per share	$0.70	$0.64
Average number of common shares outstanding — assuming dilution	34,411	33,600

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001

Cash Flows From Operating Activities:
Net income	$24,152	$21,613
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,354	8,834
Amortization of capitalized financing costs	258	420
Other	483	(859)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(88,174)	36,609
Decrease in inventory	78,593	64,848
Increase in other assets	(2,796)	(9,236)
Decrease in accounts payable	(31,360)	(32,945)
(Decrease) increase in accrued liabilities	(4,199)	1,635
Decrease in other liabilities	(1,928)	(15)
Net cash (used in) provided by operating activities	(15,617)	90,904

Cash Flows From Investing Activities:
Capital expenditures	(5,087)	(11,392)
Acquisitions	—	(32,442)
Proceeds from the disposition of property, plant and equipment	1,278	—
Other	—	8
Net cash used in investing activities	(3,809)	(43,826)

Cash Flows From Financing Activities:
Principal payments on debt	(9,364)	(8,900)
Net borrowings (payments) under revolver	10,700	(23,000)
Issuance of treasury stock	4,355	403
Acquisition of treasury stock, at cost	—	(4,124)
Payment of employee withholding tax related to stock option exercises	(589)	(16)
Net cash provided by (used in) financing activities	5,102	(35,637)

Net change in cash and cash equivalents	(14,324)	11,441
Cash and cash equivalents, beginning of period	28,814	19,784
Cash and cash equivalents, end of period	$14,490	$31,225

Other Cash Flow Information:
Income taxes paid	$1,017	$1,260
Interest paid	1,769	6,414
Discount on the sale of accounts receivable	615	2,434

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2001.  These financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 31, 2001 for further information.  In the opinion of the Company’s management, the Condensed Consolidated Financial Statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, manufacturers’ allowances, inventory, self-insurance, customer rebates, price changes and product mix.  Any refinements to these estimates based on actual experience are recorded when known.  Certain amounts from prior periods have been reclassified to conform to the 2002 presentation.

The Condensed Consolidated Financial Statements represent United Stationers Inc. (“United”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”) and its subsidiaries - collectively (the “Company”).  The Company is the largest general line business products wholesaler in the United States, with 2001 net sales of $3.9 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products.  The Company offers approximately 40,000 items from more than 500 manufacturers.  This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies.  The Company primarily serves commercial and contract office products dealers.  The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-users.  These products are distributed through a computer-based network of 36 USSC regional distribution centers, 24 dedicated Lagasse, Inc. (“Lagasse”) distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers, two distribution centers that serve the Canadian marketplace and a mega-center that supports USSC, Azerty Incorporated (“Azerty”), Lagasse, and The Order People.  During the second quarter of 2002, Azerty’s computer systems and product offering were integrated into USSC.  In connection with this integration, the Company closed the four Azerty distribution centers that served the U.S.

Acquisition of Peerless Paper Mills, Inc.

On January 5, 2001, the Company’s subsidiary Lagasse acquired all of the capital stock of Peerless Paper Mills, Inc. (“Peerless”).  Subsequently, Peerless was merged into Lagasse.  Peerless was a wholesale distributor of janitorial/sanitation, paper, and food service products.  The purchase price of approximately $32.7 million was financed through the Company’s Senior Credit Facility.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $15.5 million was allocated to goodwill.  The pro forma effects of the acquisition were not material.

Sale of CallCenter Services, Inc.

On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc.  CallCenter Services, Inc. was a customer relationship management outsourcing service company with inbound call centers in Wilkes-Barre, Pennsylvania, and Salisbury, Maryland.  In November 2001, the Wilkes-Barre portion of CallCenter Services, Inc. was sold to Customer Satisfaction First. In January 2002, the Company entered into an agreement with to sell the Salisbury portion of CallCenter Services, Inc. to 1-800-BARNONE, a Financial Corporation, Inc.for $1.2 million in cash and the assumption of $1.7 million of debt. The sale of these assets did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Common Stock Repurchase

On October 23, 2000, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock.    During the first quarter of 2001, the Company purchased 167,500 shares at a cost of approximately $4.1 million.  There were no common stock purchases made during the first quarter of 2002.  As of March 31, 2002, there was approximately $15.0 million remaining under this authorization.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.  During the three months ended March 31, 2002 and 2001, the company reissued 182,056 shares and 16,849 shares, respectively, of treasury stock primarily to fulfill its obligations under its management equity plan.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company.  All intercompany accounts and transactions have been eliminated in consolidation.  For all acquisitions, account balances and results of operations are included in the Condensed Consolidated Financial Statements as of the date acquired.

Revenue Recognition

Revenue is recognized when a service is rendered or when a product is shipped and title has transferred to the customer.  Management records an estimate for future product returns related to revenue recognized in the current period.  This estimate is based on historical product return trends and the gross margin associated with those returns.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.  Cash equivalents are stated at cost, which approximates market value.

Inventory

Inventory constituting approximately 74% and 77% of total inventory at March 31, 2002 and December 31, 2001, respectively, have been valued under the last-in, first-out (“LIFO”) method.  The decrease in the percentage of inventory on LIFO resulted from an increase in inventory levels at business units whose inventory is valued under the first-in, first-out (“FIFO”) method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventory, merchandise inventory would have been approximately $27.3 million and $26.2 million higher than reported at March 31, 2002 and December 31, 2001, respectively.  After the integration of Azerty’s product offering into USSC, the percentage of inventory on LIFO is estimated to increase to 90%.  However, the Company does not expect a material change to LIFO expense as a result of this increase in inventory on LIFO.

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

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  SFAS 142 requires the Company to annually, or more frequently if impairment indicators arise, test goodwill and other indefinite-lived intangible assets for impairment rather than amortize them.  Application of the non-amortization provisions of SFAS 142 resulted in an after tax benefit of $1.3 million or $0.04 per share for the three months ended March 31, 2002, and is expected to result in an after tax increase of $4.9 million, or $0.15 per share, in 2002.  The Company will complete its impairment analysis for its $180.0 million of goodwill during the second quarter of 2002.  Any impairment charge resulting from these transitional impairment tests will be reflected as a cumulative change in accounting principle.  The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

The following table reflects the actual results for the three months ended March 31, 2002, and the pro-forma results for the same period last year, assuming the discontinuation of goodwill amortization:

	Three Months Ended March 31,
	2002	2001
Net Income:
As reported	$24,152	$21,613
Goodwill amortization	—	1,290
Adjusted net income	$24,152	$22,903

Basic earnings per share:
As reported	$0.72	$0.65
Goodwill amortization	—	0.04
Adjusted earnings per share	$0.72	$0.69

Diluted earnings per share:
As reported	$0.70	$0.64
Goodwill amortization	—	0.04
Adjusted diluted earnings per share	$0.70	$0.68

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”  Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years.

Self-Insurance Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, auto and general liability and certain employee health benefits.  The Company records an expense for claims incurred but not reported based on historical trends and certain assumptions about future events.

Income Taxes

Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences for temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries because these earnings are intended to be permanently invested.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated at the rates of exchange at the balance sheet date.  The resulting translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions were not material.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Actual results could differ from these estimates.

Various assumptions and other factors underlie the determination of significant accounting estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company periodically reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

3.   Restructuring Charge

The Company’s board of directors approved a restructuring plan in the third quarter of 2001 that included:

•                 An organizational restructuring aimed at eliminating certain layers of management to achieve a lower cost structure and provide better customer service;

•                 The consolidation of certain distribution facilities and call center operations;

•                 An information technology platform consolidation;

•                 Divestiture of The Order People’s call center operations and certain other assets; and

•                 A significant reduction to The Order People’s cost structure.

The restructuring plan calls for a workforce reduction of 1,375.  These positions primarily relate to The Order People and call center operations.  The associate groups that are affected by the restructuring plan include management personnel, inside and outside sales representatives, call center associates, distribution workers, and hourly administrative staff.  The restructuring plan is designed to have all initiatives completed within approximately one year from the commitment date.

During the third quarter 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge.  During the first quarter 2002, the Company reversed $0.7 million of the pre-tax cash charge and $1.7 million of the non-cash charge.  The major components of the restructuring charge and the remaining accrual balance as of March 31, 2002 are as follows:

(dollars in thousands)	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Charge

Restructuring Charge	$19,189	$12,489	$31,678	$15,925	$47,603
Amounts Reversed into Income:
For the Three Months Ended March 31, 2002	(503)	(197)	(700)	(1,725)	(2,425)

Amounts Utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
For the Three Months Ended March 31, 2002	(4,462)	(559)	(5,021)	1,725	(3,296)
Total Amounts Utilized	(7,485)	(1,785)	(9,270)	(14,200)	(23,470)

Accrued Restructuring Costs — as of March 31, 2002	$11,201	$10,507	$21,708	$—	$21,708

The non-cash asset write-downs of $15.9 million were primarily the result of facility closures and business divestitures, including $8.8 million related to property, plant and equipment and $7.1 million related to goodwill.  Asset write-downs were based on management’s estimate of net realizable value.  Proceeds from the sale of certain assets exceeded the estimated net realizable value, resulting in the reversal of $1.7 million during the first quarter 2002.

Employment termination and severance costs are related to voluntary and involuntary terminations and reflect cash termination payments to be paid to associates affected by the restructuring plan.  Severance-related costs (healthcare benefits and career transition services) are included in termination and severance costs.  The restructuring plan allows associates to continue their participation in the Company’s healthcare plans during the term of their severance.  During the first quarter 2002, the Company reversed $0.5 million of severance-related costs due to such costs being lower than originally estimated.

Accrued exit costs are primarily contractual lease obligations that existed prior to September 30, 2001 for buildings that the Company has closed or will be closing in the near future.  During first quarter 2002, the Company reversed $0.2 million of accrued exit costs as a result of such costs being lower than originally estimated.

Implementation costs will be recognized as incurred and consist of costs directly related to the realization of the restructuring plan.  These costs include training, stay bonuses, consulting fees, costs to relocate inventory, and accelerated depreciation.  Implementation costs incurred during first quarter 2002 totaled $1.8 million.  Total implementation costs incurred through March 31, 2002 were $4.0 million. The company estimates that the remaining implementation costs, which will be expensed as incurred during the next few quarters, should range between $3.0 million and $4.0 million.

As of March 31, 2002, the Company completed the closure of four distribution centers and one USSC call center, eliminated one administrative office, divested the call center operations dedicated to serving The Order People’s clients and implemented its organizational restructuring and workforce reduction.  As a result, the Company reduced its workforce by 1,075 associates through its voluntary and involuntary termination programs.  The remaining 300 associates will be terminated throughout the implementation period of approximately one year.

4.     Comprehensive Income

The following table sets forth the computation of comprehensive income (dollars in thousands):

	For the Three Months Ended March 31,
	2002	2001
Net income	$24,152	$21,613
Unrealized currency translation adjustment	(65)	(1,862)
Minimum pension liability adjustment	(838)	—
Total comprehensive income	$23,249	$19,751

5.     Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock.  Stock options are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2002	2001
Numerator:
Net income	$24,152	$21,613
Denominator:
Denominator for basic earnings per share — Weighted average shares	33,712	33,331
Effect of dilutive securities:
Employee stock options	699	269
Denominator for diluted earnings per share — Adjusted weighted average shares and the effect of dilutive securities	34,411	33,600
Earnings per common share:
Net income per share	$0.72	$0.65
Net income per share — diluted	$0.70	$0.64

6.              Long-Term Debt

United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and bank borrowings by USSC. The Credit Agreement and the indentures governing the 8.375% Notes (as defined) contain restrictions on the ability of USSC to transfer cash to United.

Long-term debt consisted of the following amounts (dollars in thousands):

	As of March 31, 2002	As of December 31, 2001
Revolver	$10,700	$—
Tranche A term loan, due in installments until March 31, 2004	29,202	32,331
Tranche A-1 term loan, due in installments until September 30, 2005	101,563	109,375
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market interest rates, maturing at various dates through 2011	14,300	14,300
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	15,500	15,500
Other long-term debt	1,776	199
Subtotal	273,041	271,705
Less — current maturities	(55,075)	(52,970)
Total	$217,966	$218,735

The prevailing prime interest rate at March 31, 2002 and December 31, 2001 was 4.75%.

In order to restate and further amend the Second Amended and Restated Credit Agreement, dated April 3, 1998 (the “Prior Credit Agreement”), USSC, as issuer, entered into the Third Amended and Restated Revolving Credit  Agreement, dated June 29, 2000, with various lenders and the administrative agent named therein (the “Credit Agreement”).  The Credit Agreement, among other things, provides a facility (“Tranche A Term Loan Facility”) for the continuation of the term loans outstanding as of its effective date under the Prior Credit Agreement, an additional $150.0 million aggregate principal amount, five year term loan facility (the “Tranche A-1 Term Loan Facility” and, together with the Tranche A Term Loan Facility, the “Term Loan Facilities”), and a revolving credit facility of up to $250.0 million aggregate principal amount (the “Revolving Credit Facility”).

As of March 31, 2002, the available credit under the Term Loan Facilities included $130.8 million of term loan borrowings.  In addition, the Company has $100.0 million of 8.375% Senior Subordinated Notes due 2008 and $29.8 million of industrial development bonds.

As of March 31, 2002, the Term Loan Facilities consist of a $29.2 million Tranche A Term Loan Facility and a $101.6 million Tranche A-1 Term Loan Facility.  Amounts outstanding under the Tranche A Term Loan Facility are to be repaid in eight quarterly installments of $3.7 million.  Amounts outstanding under the Tranche A-1 Term Loan Facility are to be repaid in 13 quarterly installments of $7.8 million.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities under the facility, and contains a provision for swingline loans in an aggregate amount up to $25.0 million.  The Revolving Credit Facility matures on March 31, 2004. As of March 31, 2002, the Company had $205.1 million available under its Revolving Credit Facility after deducting $10.7 million of outstanding borrowings and certain outstanding letter-of-credit liabilities of $34.2 million.

As collateral security for the obligations of USSC and security interests, liens have been placed upon accounts receivable and related instruments, inventory, equipment, contract rights, intellectual property and all other tangible and intangible personal property (including proceeds) and fixtures and certain real property of USSC and its domestic subsidiaries, other than accounts receivables sold in connection with the Receivables Securitization Program.

Also securing these obligations are first priority pledges of all of the outstanding stock of USSC and of its domestic direct and indirect subsidiaries, including Lagasse and Azerty but excluding The Order People Company, as well as certain of the stock of identified foreign direct and indirect subsidiaries of USSC (excluding USS Receivables Company, Ltd.).  The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix.  The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  The Tranche A Term Loan Facility and Revolving Credit Facility bear interest at the prime rate plus 0.00% to 1.00%, or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25%.  The Tranche A-1 Term Loan Facility bears interest at the prime rate plus 0.25% to 1.25%, or, at the Company’s option, LIBOR plus 1.50% to 2.50%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type.  At March 31, 2002, the Company was in compliance with all covenants contained in the Credit Agreement.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC.  In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC’s ability to pay cash dividends and make other distributions to United.

8.375% Senior Subordinated Notes

The 8.375% Senior Subordinated Notes (“8.375% Notes”) were issued on April 15, 1998, under the 8.375% Notes Indenture.  As of March 31, 2002, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million.  The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC’s domestic “restricted” subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis.  The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

The 8.375% Notes are redeemable at the option of USSC at any time on or after April 15, 2003, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):

Year Beginning April 15,	Redemption Price
2003	104.188%
2004	102.792%
2005	101.396%

After 2005, the Notes are payable at 100% of the principal amount, in each case together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control (which includes the acquisition by any person or group of more than 50% of the voting power of the outstanding common stock of either the Company or USSC, or certain significant changes in the composition of the Board of Directors of either the Company or USSC), USSC shall be obligated to offer to redeem all or a portion of each holder’s 8.375% Notes at 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of the redemption.  This obligation, if it arose, could have a material adverse effect on the Company.

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

7.     Accounts Receivable

As part of an overall financing strategy, the Company utilizes a standard third-party receivables securitization program, to provide low-cost funding. Under this $163.0 million program the Company sells, on a revolving basis, its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Azerty and Lagasse) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company.  This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher.  The sale of trade accounts receivable includes not only those eligible receivables that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. Affiliates of PNC Bank and JP Morgan Chase act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Company formed a master trust for purposes of pooling its eligible accounts receivable.  The Company transfers all of its right, title and interest in, to and under these accounts receivable to the master trust.  At the direction of the Company, this master trust issues investor certificates that represent undivided interests in the eligible accounts receivable.  Accounts receivable sold under these arrangements are excluded from accounts receivable in the Condensed Consolidated Balance Sheets.  The annual interest rate on the certificates issued under the Receivables Securitization Program during the three months ended March 31, 2002 was 1.9%, and ranged between 5.5% and 6.5% during the same period last year. The Company’s retained interests on $244.9 million and $250.7 million of receivables in the master trust as of March 31, 2002 and 2001 were approximately $224.9 million and $98.7 million, respectively.  Accordingly, as of March 31, 2002 and 2001, the Company had sold $20.0 and $152.0 million, respectively, of accounts receivable through the Receivables Securitization Program.  The retained interest, which is included in the accounts receivable balance reflected in the Condensed Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such accounts receivable of approximately 40 days and the Company’s collection history, the fair value of the Company’s retained interest approximates book value.  Losses recognized on the sale of accounts receivable totaled approximately $0.5 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively. These costs vary on a monthly basis and generally are related to certain short-term interest rates.  These costs are included in the Condensed Consolidated Statements of Income under the caption Other Expense.   As a result of the short average collection cycle referenced above, proceeds from the collections under this revolving agreement were $692.8 million and $730.8 million for the three months ended March 31, 2002 and 2001, respectively.  The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.  No accounts receivable sold to the master trust were written off during the three months ended March 31, 2002 or 2001.

8.     Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 144 as of January 1, 2002 and the adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS 143 on January 1, 2003, and, based on current circumstances, does not believe that the impact of adopting of SFAS 143 will have a material impact on its financial position or results of operations.

9.     Condensed Consolidating Financial Statements  — Unaudited

The following table presents condensed consolidating financial information, as required by the Company’s 8.375% Notes, for United Stationers Inc., the parent holding company; United Stationers Supply Co., the issuer; Azerty Incorporated, The Order People, Lagasse, Inc., United Stationers Financial Services LLC, and United Stationers Technology Services LLC, the guarantors; United Worldwide Limited, United Stationers Hong Kong Limited and USS Receivables Company, LTD., are non-guarantors; and elimination adjustments.  Separate financial statements of the guarantors are not presented, as the Company believes the condensed consolidating financial information is more meaningful in understanding the statements of operations, balance sheets, and cash flows of the guarantor subsidiaries.  Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

Condensed Consolidating Statements of Operations

(dollars in thousands)

(unaudited)

		United
	United	Stationers		Subsidiary
	Stationers Inc.	Supply Co.	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2002

Net sales	$—	$695,828	$290,943	$4,437	$(43,116)	$948,092
Cost of goods sold	—	574,258	233,317	—	(3,919)	803,656
Gross profit	—	121,570	57,626	4,437	(39,197)	144,436
Warehouse, marketing and administrative expenses	—	97,324	26,866	3,190	(23,966)	103,414
Restructuring charge reversal	—	(492)	(1,933)	—	—	(2,425)
Total operating expenses	—	96,832	24,933	3,190	(23,966)	100,989
Income (loss) from operations	—	24,738	32,693	1,247	(15,231)	43,447
Other expense (income)	—	544	5,734	—	(5,897)	381
Interest (income) expense	(1,285)	15,361	(320)	—	(9,334)	4,422
Income before income taxes	1,285	8,833	27,279	1,247	—	38,644
Income taxes	507	8,431	5,025	529	—	14,492
Equity from subsidiaries	23,374	718	—	—	(24,092)	—
Net income (loss)	$24,152	$1,120	$22,254	$718	$(24,092)	$24,152

For the Three Months Ended March 31, 2001:

Net sales	$—	$785,529	$278,814	$7,142	$(11,643)	$1,059,842
Cost of goods sold	—	645,717	251,454	—	(3,452)	893,719
Gross profit	—	139,812	27,360	7,142	(8,191)	166,123
Warehouse, marketing and administrative expenses	—	96,782	23,404	806	(1,250)	119,742
Income (loss) from operations	—	43,030	3,956	6,336	(6,941)	46,381
Other expense (income), net	—	6,928	—	—	(4,444)	2,484
Interest (income) expense, net	(2,194)	7,146	1,115	4,485	(2,497)	8,055
Income before income taxes	2,194	28,956	2,841	1,851	—	35,842
Income tax expense	871	11,495	1,128	735	—	14,229
Equity from subsidiaries	20,290	1,116	—	—	(21,406)	—
Net income (loss)	$21,613	$18,577	$1,713	$1,116	$(21,406)	$21,613

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheets

(dollars in thousands)

		United
	United	Stationers		Subsidiary
	Stationers Inc.	Supply Co.	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated

AS OF MARCH 31, 2002
ASSETS
Cash and cash equivalents	$425	$7,072	$5,543	$1,450	$—	$14,490
Accounts receivable, net	—	20,123	140,769	220,372	17,958	399,222
Inventory	—	371,599	131,513	—	—	503,112
Other current assets	—	28,572	4,850	5	(6,985)	26,442
Property, plant and equipment, net	—	169,506	15,634	23	1	185,164
Goodwill, net	—	67,649	112,380	—	—	180,029
Intercompany notes receivable	110,824	20,776	55,083	—	(186,683)	—
Investment in subsidiaries	839,378	359,657	138,396	—	(1,337,431)	—
Other noncurrent assets	2	14,345	12,833	—	(3,314)	23,866

Total assets	$950,629	$1,059,299	$617,001	$221,850	$(1,516,454)	$1,332,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$207,809	$97,554	$—	$(1)	$305,362
Accrued liabilities	3,056	92,983	51,227	1,463	(5,551)	143,178
Current maturities of long-term debt	—	53,351	1,724	—	—	55,075
Deferred income taxes	—	19,099	(190)	—	—	18,909
Long-term obligations	—	262,865	(20,215)	20,000	(20,000)	242,650
Intercompany notes payable	—	110,824	20,776	55,083	(186,683)	—
Stockholders’ equity	947,573	312,368	466,125	145,304	(1,304,219)	567,151

Total liabilities and stockholders’ equity	$950,629	$1,059,299	$617,001	$221,850	$(1,516,454)	$1,332,325

AS OF DECEMBER 31, 2001
ASSETS
Cash and cash equivalents	$424	$19,349	$7,673	$1,368	$—	$28,814
Accounts receivable, net	—	48,764	170,429	220,031	(128,177)	311,047
Inventories	—	450,278	131,427	—	—	581,705
Other current assets	—	30,287	5,214	16	(6,985)	28,532
Property, plant and equipment,net	—	171,031	17,963	18	—	189,012
Goodwill, net	—	67,674	112,443	—	—	180,117
Intercompany notes receivable	109,539	51,155	54,978	—	(215,672)	—
Investment in subsidiaries	630,880	249,309	30,630	—	(910,819)	—
Other noncurrent assets	4	11,303	12,540	—	(3,487)	20,360

Total assets	$740,847	$1,099,150	$543,297	$221,433	$(1,265,140)	$1,339,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$253,561	$87,261	$—	$(4,100)	$336,722
Accrued liabilities	2,549	92,935	52,592	5,016	(5,452)	147,640
Current maturities of long-term debt	—	52,830	140	—	—	52,970
Deferred income taxes	—	18,418	(190)	—	—	18,228
Long-term obligations	—	261,390	(16,044)	125,000	(125,000)	245,346
Intercompany notes payable	—	109,539	51,155	54,978	(215,672)	—
Stockholders’ equity	738,298	310,477	368,383	36,439	(914,916)	538,681

Total liabilities and stockholders’ equity	$740,847	$1,099,150	$543,297	$221,433	$(1,265,140)	$1,339,587

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statements of Cash Flows

(dollars in thousands)

		United
	United	Stationers		Subsidiary
	Stationers Inc.	Supply Co.	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2002:
Net cash flows (used in) provided by operating activities	$(4,354)	$98,481	$27,034	$(2,789)	$(133,989)	$(15,617)

Cash flows from investing activities:
Capital expenditures	—	(5,053)	(34)	—	—	(5,087)
Proceeds from the disposition of property, plant and equipment	—	29	1,249	—	—	1,278
Investment in subsidiaries	—	(107,766)	(107,766)	—	215,532	—

Net cash (used in) provided by investing activities	—	(112,790)	(106,551)	—	215,532	(3,809)

Cash flows from financing activities:
Borrowings under revolver	—	10,700	—	—	—	10,700
Principal payments of debt	—	(9,364)	—	(105,000)	105,000	(9,364)
Issuance of treasury stock	4,355	—	—	—	—	4,355
Capital contribution	—	—	107,766	107,766	(215,532)	—
Intercompany notes payable	—	1,285	(30,379)	105	28,989	—
Payment of employee withholding tax related to stock option exercises	—	(589)	—	—	—	(589)

Net cash provided by (used in) financing activities	4,355	2,032	77,387	2,871	(81,543)	5,102

Net change in cash and cash equivalents	1	(12,277)	(2,130)	82	—	(14,324)
Cash and cash equivalents, beginning of year	424	19,349	7,673	1,368	—	28,814
Cash and cash equivalents, end of year	$425	$7,072	$5,543	$1,450	$—	$14,490

For the Three Months Ended March 31, 2001:
Net cash flows (used in) provided by operating activities	$(403)	$43,138	$(14,248)	$(1,909)	$64,326	$90,904

Cash flows from investing activities:
Acquisitions	—	—	(32,442)	—	—	(32,442)
Capital expenditures	—	(4,891)	(6,501)	—	—	(11,392)
Investment in subsidiaries	4,124	—	—	—	(4,124)	—
Other	—	8	—	—	—	8
Net cash provided by (used in) investing activities	4,124	(4,883)	(38,943)	—	(4,124)	(43,826)

Cash flows from financing activities:
Net repayments under revolver	—	(23,000)	—	—	—	(23,000)
Retirements and principal payments of debt	—	(8,900)	—	2,000	(2,000)	(8,900)
Issuance of treasury stock	403	—	—	—	—	403
Acquisition of treasury stock, at cost	(4,124)	—	—	—	—	(4,124)
Intercompany dividend	—	(4,124)	—	—	4,124	—
Intercompany notes payable	—	2,194	60,659	(527)	(62,326)	—
Payment of employee withholding tax related to stock option exercises	—	(16)	—	—	—	(16)
Net cash (used in) provided by financing activities	(3,721)	(33,846)	60,659	1,473	(60,202)	(35,637)

Net change in cash and cash equivalents	—	4,409	7,468	(436)	—	11,441
Cash and cash equivalents, beginning of period	424	13,202	4,201	1,957	—	19,784
Cash and cash equivalents, end of period	$424	$17,611	$11,669	$1,521	$—	$31,225

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following Management’s Discussion and Analysis and other parts of this Form 10-Q contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are based on current management expectations, forecasts and assumptions.  These include, without limitation, statements using forward-looking terminology such as “may,” “will,” “future,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “forecast” or “continue” or the negative thereof or other variations thereon or comparable terminology.  All statements other than statements of historical fact included in this Form 10-Q, including those regarding the Company’s financial position, business strategy, projected costs and plans and objectives of management for future operations are forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, uncertainties relating to: the Company’s restructuring plan, including its ability to realize expected cost savings from facility rationalization, systems integration and other initiatives and the timing of any such savings; the Company’s ability to streamline its organization and operations, successfully integrate the Azerty business and other acquired businesses and implement general cost-reduction initiatives, including timely reduction of expenses associated with The Order People; the Company’s reliance on key suppliers and the impact of fluctuations in their pricing; variability in vendor allowances and promotional incentives payable to the Company based on inventory purchase volume and the Company’s ability to predict and manage the impact of the same on its gross margin; the Company’s ability to anticipate and respond to changes in end-user demand; competitive activity and the resulting impact on product offerings and mix; pricing and customer rebates and margin; reliance on key management personnel; and economic conditions and changes affecting the business products industry and the general economy.  A description of these factors, as well as other factors, which could affect the Company’s business, can be found in certain other filings by the Company with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements contained in this Form 10-Q.  The Company undertakes no obligation to release the results of any updates or revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

Background

United Stationers Inc. ("United") through its wholly owned operating subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, the “Company”) is the largest general line business products wholesaler in the United States, with 2001 net sales of $3.9 billion.  Its business products offerings comprise five principal product categories—traditional office products, computer consumables, office furniture, janitorial/sanitation and other facilities supplies and business machines and presentation products. The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-users.  Many of these resellers are commercial dealers, contract stationers (including the contract stationer divisions of national office product superstores) and retail dealers.

The Company’s products are distributed through a computer-based network of 36 USSC regional distribution centers, 24 dedicated Lagasse, Inc. (“Lagasse”) distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers, two distribution centers that serve the Canadian marketplace and a mega-center that supports USSC, Azerty Incorporated (“Azerty”), Lagasse, and The Order People.  During the second quarter of 2002, the information technology systems and product offerings of Azerty, a wholesale supplier of computer consumables and peripherals, were integrated into USSC, and the Company closed the four dedicated Azerty distribution centers that previously served the U.S.  Following the integration, the Company is continuing to market computer consumables under the Azerty name.

During 2000, the Company established The Order People (“TOP”) to operate as its third-party fulfillment provider for product categories beyond office products and enhanced its full service capabilities through the acquisition of  CallCenter Services, Inc., a customer relationship management outsourcing service company with inbound call centers in Wilkes-Barre, Pennsylvania, and Salisbury, Maryland.  During  2001, as the Company did not achieve the estimated revenue to support TOP’s cost structure,  the Company began to significantly reduce the operating expenses of TOP.   TOP sold the Wilkes-Barre portion of CallCenter Services, Inc. to Customer Satisfaction First in November 2001 and entered into an agreement to sell the Salisbury portion to 1-800-BARNONE, a Financial Corporation, Inc. in January 2002.  The Company remains committed to building its third-party fulfillment business with current and future clients, by leveraging the  substantial resources within its Supply Division.  TOP will use the Memphis distribution center as its lead distribution point, with USSC’s facilities providing additional support as necessary.

Overview of Recent Results

The Company continued to experience soft sales in all of its major product categories during the first quarter of 2002 and for the second quarter to date. Sales for April were down about 9% compared with last year.  The sales weakness is concentrated in national accounts and is due to two primary factors:  (1) the integration of US Office Products into the Corporate Express business model, which shifted more of US Office Product's purchases directly to manufacturers, and (2) slower sales to national accounts, which was the result of workforce reductions by Fortune 500 companies.  In addition, the Company’s gross margins continue to be negatively affected by a number of factors: lower sales volume, which impacts overhead absorption and reduces manufacturers’ allowances, competitive pricing and promotional pressures and a continuing sales mix shift toward lower-margin products (such as computer consumables) reflecting the weak economy.  Gross margins declined during the first quarter and into April, due to the factors noted above and seasonally lower sales volume. Although the Company is working to address these matters, it anticipates that gross margin may continue to be under pressure.  In addition, should these influences occur for an extended period or worsen—and the Company experience difficulty in meeting annual purchase volume targets established on the variable portion of its manufacturers’ allowance programs—the Company may realize lower than expected manufacturers’ allowances for the year.  See “Critical Accounting Policies and Estimates” and “Results of Operations—First Quarter Ended March 31, 2002 Compared with the First Quarter Ended March 31, 2001” below for a further description of these trends and uncertainties.

The Company believes it is managing the controllable expenses and other aspects of its business appropriately in light of these factors, and this should allow it to improve absorption rates when sales demand increases.  The Company continues to reduce its cost structure through best practices, operational efficiencies, and its restructuring initiatives.

Critical Accounting Policies, Judgments and Estimates

As described in Note 2 of the Notes to the Company’s Condensed Consolidated Financial Statements, preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty or precision.  This means judgments must be made in determining some estimates.  Actual results inevitably will differ from those estimates, and these differences may be material to the financial statements.

The Company’s accounting policies described under the caption “Critical Accounting Policies” in the information provided in response to Item 7 of the Company’s Annual Report on Form 10-K continue to be among its most critical accounting policies of the Company.  These policies are important to portraying the Company’s financial condition and results and require especially difficult, subjective or complex judgments or estimations by management.  These policies, as described in the Company’s Annual Report on Form 10-K, relate to: revenue recognition (and, in particular, the impact of future product returns, for which an estimate - based on historical product return trends and the gross margin associated with those returns - is recorded); valuation of accounts receivable (reflecting judgments on their collectibility based on historical trends and expectations); customer rebates; manufacturers’ allowances; and estimated inventory reserves for shrinkage and obsolete, damaged, defective, and slow-moving inventory.  The following information is provided as a supplement to, and should be considered in conjunction with, the earlier description of the Company’s critical accounting policies.

Manufacturers’ Allowances.  As previously described, manufacturers’ allowances and promotional incentives, which are common in the business products industry, have a significant impact on the Company’s overall gross margin.  Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates, and increased by estimated manufacturers’ allowances and promotional incentives.  The potential variation between the actual amount of these margin contribution elements and the Company’s estimates of them could be material to its financial results.

Approximately 55% of the Company’s current estimated annual manufacturers’ allowances and incentives are variable, based on the volume of the Company’s purchases from manufacturers of product for inventory.  These variable allowances are recorded based on the Company’s estimated annual inventory purchase volume and appear in the financial statements as a reduction to cost of goods sold to reflect the net inventory purchase cost.  The balance represents promotional incentives, which are based on committed vendor participation in various Company advertising and marketing programs.  These promotional incentives also are recorded as a reduction to cost of goods sold to reflect net advertising cost.  The potential amount of variable manufacturers’ allowances often differs, based on specific manufacturer and product category.  As a result, slower Company sales (which reduce inventory purchase requirements) and product sales mix changes (especially as higher margin products often benefit from higher manufacturers’ allowance rates) can make it difficult to reach some manufacturers’ allowance growth hurdles.

Customer Rebates.  As previously described, customer rebates—which are common in the business products industry—have a significant impact on the Company’s overall sales and gross margin.  Rebates are reported in the Company’s financial statements as a reduction of sales.

Customer rebates include volume rebates, sales growth incentives, participation in promotions and other miscellaneous discount programs.  Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company’s customers.

The amount of customer rebates depend on product sales mix and customer mix changes.  Reported results reflect management's best estimate of such rebates, however sales deterioration beyond current estimates may impact future results.

Self-Insurance.  Insurance liability estimates and reserves also involve critical accounting estimates and judgments.  The Company is primarily self-insured for workers’ compensation, auto, general liability and certain employee health benefits.  Its self-insurance liability estimates are based on historical trends and an estimate of claims incurred but not reported.

Restructuring Plan Update

The Company’s board of directors approved a restructuring plan in the third quarter of 2001 that included an organizational restructuring (including a workforce reduction of 1,375, primarily relating to TOP and call center operations), a consolidation of certain distribution facilities and call center operations, an information technology platform consolidation, divestiture of TOP’s call center operations and a substantial reduction of TOP’s cost structure.

Upon adoption of this restructuring plan in the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge.  During the first quarter of 2002, the Company reversed $0.7 million of the pre-tax cash charge (with the reversal comprising $0.5 million of severance-related costs and $0.2 million of accrued exit costs under contractual leasehold obligations, which were lower than originally estimated) and $1.7 million of the non-cash charge (reflecting proceeds from the sale of certain assets that exceeded their estimated net realizable value).  See Note 3 to the Company’s Condensed Consolidated Financial Statements for additional information on the major components of the restructuring charge and the remaining accrual balance as of March 31, 2002.

Implementation costs, consisting of those directly related to realizing the restructuring plan (such as training, stay bonuses, costs of inventory relocation and accelerated depreciation), of $1.8 million were incurred and recognized during the first quarter of 2002.  Total implementation costs incurred under the restructuring plan through March 31, 2002, were $4.0 million.  The Company estimates that the remaining restructuring implementation costs, which will be expensed as incurred over the next few quarters, should range between $3.0 million and $4.0 million.

As of March 31, 2002, the Company had closed four distribution centers and one USSC call center, eliminated one administrative office, sold the dedicated TOP call center operations as described above, and made substantial progress in implementing its planned organizational restructuring and workforce reduction.  The Company has competed a workforce reduction to date of 1,075 associates through its voluntary and involuntary termination programs. The remaining workforce reduction of 300 associates included in the restructuring plan is expected to occur throughout the expected implementation period of approximately one year from plan adoption in September 2001.

Selected Comparative Results for the First Quarters Ended March 31, 2002 and 2001

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	2002	2001
Net sales	100.0%	100.0%
Cost of goods sold	84.8	84.3
Gross margin	15.2	15.7

Operating expenses
Warehouse, marketing and administrative expenses	10.9	11.3
Restructuring charge reversal	(0.3)	—
Total operating expenses	10.6	11.3

Income from operations	4.6	4.4

Interest expense, net	0.5	0.8
Other expense, net	—	0.2

Income before income taxes and extraordinary item	4.1	3.4

Income taxes	1.6	1.4

Net income	2.5%	2.0%

Results of Operations—First Quarter Ended March 31, 2002 Compared with the First Quarter Ended March 31, 2001

Net Sales.  Net sales for the first quarter of 2002 declined 10.5% as compared to those for the first quarter of 2001.  After adjusting for one fewer selling day in the most recent quarter, sales were down 9.1%.  There were several factors contributing to this sales decline.  First, comparative year over year sales volume reflected the negative impact on the Company’s sales of  the integration of its former largest customer, US Office Products, into Corporate Express and the accompanying shift beginning in May 2001 of satisfaction of an increased percentage of that customer’s office products needs by direct purchases from manufacturers instead of from wholesale suppliers.  Second, at the end of July 2001 the Company completed the sale of the Positive ID business unit.  Third, in January 2002, the Company completed the sale of CallCenter Services Inc.  These three factors accounted for approximately 7.6% of the 9.1% comparative sales decline.  Finally, a challenging macroeconomic environment and slow recovery in employment, especially for white-collar office workers, negatively impacted sales across all product categories.

Office furniture sales declined by approximately 12%, compared with the prior year quarter.  These results continue to reflect slower customer demand for products, such as furniture, that are regarded as “discretionary” purchases in light of continued weak macroeconomic and employment conditions, as well as the continuing availability high-quality used office furniture substantially discounted prices.

Sales in the janitorial and sanitation product category, primarily distributed through the Company’s Lagasse operating unit, were flat compared with the prior year quarter.  This includes incremental growth related to Lagasse’s January 5, 2001 acquisition of Peerless Paper Mills, Inc. (“Peerless”).  The small, independent dealers that make up Lagasse’s traditional customer base are experiencing slowing sales growth and an increasingly competitive market place. Lagasse is also impacted by slower sales of higher-margin durable items that are considered "discretionary" purchases.

Sales of traditional office products experienced a decline of approximately 14% versus the prior year quarter.  Uncertainty surrounding the economy slowed consumption of non-commodity office products within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and systematic cost-reduction initiatives.

Sales in the computer supplies and hardware categories declined approximately 5% over the prior year quarter.  This weakness is attributable to an overall decline in computer consumable consumption due to a general workforce reduction and a decline in the number of start-up businesses.  In addition, the consolidation of Corporate Express and US Office Products resulted in an increasing percentage of US Office Products business products purchases being made direct from manufacturers through the internal Corporate Express distribution network.

In the three month period ended March 31, 2002, no single customer accounted for more than 7% of the Company’s net sales.

Gross Margin.  Gross margin dollars for the first quarter of 2002 were $144.4 million, down $21.7 million or 13.1% from the first quarter of last year.  This margin dollar decrease was primarily due to the sales decline.  The gross margin rate was 15.2% of sales in the first quarter of 2002 as compared to 15.6% for the immediately preceding fourth quarter of 2001 and 15.7% of sales for the comparable first quarter in 2001. The margin rate was negatively impacted by the continued shift in the Company’s product sales mix, overall and within each major product category, toward lower-margin products such as computer supplies, as customers continued to postpone higher margin, discretionary purchases, such as furniture, and order primarily lower margin, commodity office products essential for their business.  Also adversely affecting this gross margin rate was a lower level of manufacturers’ allowances estimated as earned due to lower inventory purchase volume, partially offset by lower customer rebates, credit memos and inventory related costs.  Indicative of the Company’s lower inventory purchase volume requirements, the Company’s inventory position at March 31, 2002 was approximately $132.0 million lower than March 31, 2001.  On the other hand, rebates to the Company's customers based on customer purchase volume, payment terms and product mix are down due to declining sales, as customers did not reach certain product purchase or incremental growth milestones.

Operating Expenses.  Operating expenses declined to $101.0 million, compared with $119.7 million last year.  Operating expenses as a percentage of net sales were 10.6% of sales in the first quarter of 2002 and 11.3% of sales in the same period last year.  In the first quarter of 2002, the Company reversed $2.4 million of the initial restructuring accrual of $47.6 million recorded in the third quarter of 2001.  Excluding this reversal, operating expenses would have been $103.4 million or 10.9% of sales.  Operating expenses in 2002 were also positively affected by the elimination of goodwill amortization.  Excluding the 2002 reversal of the restructuring accrual and eliminating $1.4 million of goodwill amortization recorded in the first quarter of 2001, operating expenses would have been $103.4 million, or 10.9% of sales, versus $118.4 million, or 11.2% of sales, in the same period last year.  The 2002 results were also unfavorably impacted by incremental expenses related to the implementation of the restructuring plan of $1.8 million, or 0.2% of sales.  Adjusting for the above factors, the Company’s operating expense ratio would have been 10.7% of sales versus 11.2% last year.  This was the result of savings from the restructuring plan, cost control measures, best practices, and operational efficiencies.

Income from Operations.  Including the restructuring charge reversal, the Company reported income from operations of $43.4 million, compared with income of $46.4 million last year.  Income from operations, excluding the 2002 restructuring charge reversal and the 2001 goodwill amortization, would have been $41.0, or 4.3% of sales, versus $47.8 million, or 4.5% of sales, in the prior year.

Interest Expense, net.  Net interest expense for the first quarter of 2002 totaled $4.4 million, compared with $8.1 million in the same period last year.  This decline reflects lower borrowings resulting from lower working capital requirements and declining interest rates.

Other Expense, net.  Net other expense recorded in the first quarter of 2002, totaled $0.4 million compared with $2.5 million in the same period last year.  This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined) and a $0.2 million gain on the sale of certain assets.  This reduction is primarily related to declining interest rates and lower utilization of the Receivables Securitization Program resulting from strong operating cash flow.

Income Before Income Taxes.  Income before income taxes totaled $38.6 million for the first quarter of 2002, compared with $35.8 million last year.  Excluding the 2002 restructuring accrual reversal, income before taxes for the first quarter of 2002 was $36.2 million.

Income Taxes.  Income tax expense of $14.5 million was recorded in the first quarter of 2002, compared with $14.2 million last year.

Net Income.  For the three months ended March 31, 2002, the Company recorded net income of $24.2 million, or $0.70 per diluted share, compared with net income of $21.6 million, or $0.64 per diluted share, in the prior year period.  Excluding the 2002 restructuring charge reversal, net income would have totaled $22.6 million, or $0.66 per diluted share.  Excluding the 2002 restructuring charge reversal and the 2001 goodwill amortization, net income would have been $22.6 million versus $22.5 million in the prior year.

Liquidity and Capital Resources

Credit Agreement

In order to restate and further amend the Second Amended and Restated Credit Agreement, dated April 3, 1998 (the “Prior Credit Agreement”), USSC, as issuer, entered into the Third Amended and Restated Revolving Credit  Agreement, dated June 29, 2000, with various lenders and the administrative agent named therein (the “Credit Agreement”).  The Credit Agreement, among other things, provides a facility (“Tranche A Term Loan Facility”) for the continuation of the term loans outstanding as of its effective date under the Prior Credit Agreement, an additional $150.0 million aggregate principal amount, five-year term loan facility (the “Tranche A-1 Term Loan Facility” and, together with the Tranche A Term Loan Facility, the “Term Loan Facilities”), and a revolving credit facility of up to $250.0 million aggregate principal amount (the “Revolving Credit Facility”).

As of March 31, 2002, the aggregate principle amount of debt outstanding under the Term Loan Facilities included $130.8 million of term loan borrowings, including a $29.2 million Tranche A Term Loan Facility and a $101.6 million Tranche A-1 Term Loan Facility.  Amounts outstanding under the Tranche A Term Loan Facility are to be repaid in eight quarterly installments of $3.7 million.  Amounts outstanding under the Tranche A-1 Term Loan Facility are to be repaid in 13 quarterly installments of $7.8 million.

The Revolving Credit Facility is limited to $250.0 million, less the aggregate amount of letter of credit liabilities under the facilities, and contains a provision for swingline loans in an aggregate amount up to $25.0 million.  The Revolving Credit Facility matures on March 31, 2004.  As of March 31, 2002, the Company had $205.1 million available under its Revolving Credit Facility after deducting $10.7 million of outstanding borrowings and certain outstanding letter-of-credit liabilities of $34.2 million.

As collateral security for the obligations of USSC and security interests, liens have been placed upon accounts receivable and related instruments, inventory, equipment, contract rights, intellectual property and all other tangible and intangible personal property (including proceeds) and fixtures and certain real property of USSC and its domestic subsidiaries, other than accounts receivables sold in connection with the Receivables Securitization Program.  Also securing these obligations are first priority pledges of all of the outstanding stock of USSC and of its domestic direct and indirect subsidiaries, including Lagasse and Azerty but excluding The Order People Company, as well as certain of the stock of identified foreign direct and indirect subsidiaries of USSC (excluding USS Receivables Company, Ltd.).

The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  The Tranche A Term Loan Facility and Revolving Credit Facility bear interest at the prime rate plus 0.00% to 1.00%, or, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25%.  The Tranche A-1 Term Loan Facility bears interest at the prime rate plus 0.25% to 1.25%, or, at the Company’s option, LIBOR plus 1.50% to 2.50%.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.  At March 31, 2002, the Company was in compliance with all covenants contained in the Credit Agreement.

The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC.  In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC’s ability to pay cash dividends and make other distributions to United.

The Company is exposed to market risk for changes in interest rates.  The Company may enter into interest rate protection agreements, including collar agreements, to reduce the impact of fluctuations in interest rates on a portion of its variable rate debt.  These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company’s interest payments fluctuate beyond the rates specified in the agreements.  The Company is subject to the credit risk that the other party may fail to perform under such agreements.  As of March 31, 2002, the Company did not have any interest rate collar agreements.

Senior Subordinated Notes and Other Debt

The 8.375% Senior Subordinated Notes (“8.375% Notes”) were issued on April 15, 1998, under the 8.375% Notes Indenture.  As of March 31, 2002, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million.

The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC’s domestic “restricted” subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis.  The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year. In addition, as of March 31, 2002, the Company had $29.8 million of industrial development bonds outstanding.

Receivables Securitization Program

As part of an overall financing strategy, the Company utilizes a standard third-party Receivables Securitization Program to provide low-cost funding.  Under this $163.0 million program, the Company sells its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Azerty and Lagasse) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company.  This company in turn ultimately transfers the eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper rated A-1/P-1 or higher.

The sale of trade accounts receivable includes not only those eligible accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. Costs related to this facility vary on a monthly basis and generally are related to certain short-term interest rates.  These costs are included in the Condensed Consolidated Statements of Income under the caption Other Expense.

Affiliates of PNC Bank and JP Morgan Chase act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Company retains an interest in the eligible receivables transferred to the third party.  As a result of the Receivables Securitization Program, the balance sheet assets of the Company as of March 31, 2002 and 2001 exclude $20.0 million and $152.0 million, respectively, of accounts receivable sold to the Receivables Company.

Cash Flow

The statements of cash flows for the Company for the periods indicated are summarized below :

	For the Three Months Ended March 31,
	2002	2001
	(dollars in thousands)

Net cash (used in) provided by operating activities	$(15,617)	$90,904
Net cash used in investing activities	(3,809)	(43,826)
Net cash provided by (used in) financing activities	5,102	(35,637)

Net cash used in operating activities for the three months ended March 31, 2002 was $15.6 million, including an $88.2 increase in accounts receivable (this  includes a $105.0 million reduction in receivables sold under the receivables securitization program, which the Company chose not to sell), a $31.4 million decrease in accounts payable, and $9.6 million of depreciation and amortization, partially offset by a $78.6 million reduction in inventory and $24.2 million of net income.  Net cash provided by operating activities reached $90.9 million for the three months ended March 31, 2001.  This was primarily due to a $36.6 million decrease in accounts receivable, a $64.8 million decrease in inventory, $21.6 million of net income and $9.3 million in depreciation and amortization partially offset by a $32.9 million decrease in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2002 was $3.8 million, including $5.1 million for the purchase of property, plant and equipment offset by $1.3 million of proceeds primarily from the sale of assets related to CallCenter Services.  Net cash used in investing activities for the three months ended March 31, 2001 was $43.8 million including $32.4 million for the acquisition of Peerless Paper Mills, Inc. and $11.4 million for purchase of plant, property, and equipment.

Net cash provided by financing activities for the three months ended March 31, 2002 was $5.1 million, including $10.7 million of borrowings from the Company’s Revolving Credit Facility, and $4.4 million of proceeds from the issuance of treasury stock, partially offset by a $9.4 million payment on the Company’s Term Loan Facilities.

Net cash used in financing activities for the three months ended March 31, 2001 was $35.6 million including a $23.0 million payment to the Company’s Revolving Credit Facility, $8.9 million payment on the Company’s Term Loan Facilities, and $4.1 million for the purchase of treasury stock.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.  Interest rate exposure is principally limited to the Company’s outstanding long-term debt at March 31, 2002, of $273.0 million, and $20.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates (“Receivables Exposure”).  Approximately 25% of the outstanding debt and Receivables Exposure is priced at interest rates that are fixed.  The remaining debt and Receivables Exposure are priced at interest rates that re-price with the market.  A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.0 million in interest expense, loss on the sale of certain accounts receivable and cash flows.  The Company may from time-to-time enter into interest rate swaps, options or collars.  The Company does not use financial or commodity derivative instruments for trading purposes.  Typically, the use of such derivative instruments is limited to interest rate swaps, options or collars on the Company’s outstanding long-term debt.  The Company’s exposure related to such derivative instruments is, in the aggregate, not material to its financial position, results of operations and cash flows.  As of March 31, 2002, the Company had no financial or commodity derivative instruments outstanding.

The Company’s foreign currency exchange rate risk is limited principally to the Mexican Peso and the Canadian Dollar, as well as product purchases from Asian countries currently paid in U.S. dollars.  Many of the products the Company sells in Mexico and Canada are purchased in U.S. dollars, while the sale is invoiced in the local currency.  The Company’s foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows.  The Company has not previously hedged these transactions, but it may enter into such transactions in the future.

UNITED STATIONERS INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)                                  The Company issued 6,000 shares of its Common Stock in a restricted stock grant, made during the first quarter of 2002, to an officer, John T. Sloan, without registration under the Securities Act of 1933, as amended, because no “sale” was involved within the meaning of Section 2(a)(3) of such Act.

ITEM 6                   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit No.	Description

4.1	Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A.
10.1	Industrial Neb Lease by and between The Order People Company and New West Michigan Industrial Investors, L.L.C.
15.1	Letter regarding unaudited interim financial information
15.2	Letter regarding unaudited interim financial information

(b)                                 Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the first quarter of 2002:

•                                          The Company reported under Item 5 on February 4, 2002, earnings per share of $1.68 for the year ended December 31, 2001, including a restructuring charge of $0.85 per share, compared with 2000 earnings per share of $2.65, including the extraordinary charge of $0.19 per share.  Net income was $57.0 million, including a 2001 third-quarter pre-tax restructuring charge of $47.6 million compared with net income of $92.2 million in 2000, which includes a pre-tax extraordinary charge of $10.7 million for the early retirement of debt.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
UNITED STATIONERS SUPPLY CO.
(Registrants)

Date: May 14, 2002	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer
(Duly authorized signatory and principal financial officer)

UNITED STATIONERS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibits

Exhibit No.	Description

4.1	Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A.
10.1	Industrial Neb Lease by and between The Order People Company and New West Michigan Industrial Investors, L.L.C.
15.1	Letter regarding unaudited interim financial information
15.2	Letter regarding unaudited interim financial information