Form 10-Q
period 2002-06-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2002-08-13
CIK 355999, 945633

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
 Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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
Incorporation or Organization)

2200 East Golf Road
Des Plaines, Illinois 60016-1267
(847) 699-5000
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrants'
Principal Executive Offices)

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

On August 9, 2002, United Stationers Inc. had outstanding 32,995,852 shares of Common Stock, par value $0.10 per share. On August 9, 2002, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

The registrant United Stationers Supply Co. meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format with respect to United Stationers Supply Co.

TABLE OF CONTENTS

		Page No.
Part I—Financial Information
Item 1.	Financial Statements
	Important Explanatory Note	2
	Independent Accountants' Review Report	3
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	4
	Condensed Consolidated Statements of Income for the Three Months and Six Months ended June 30, 2002 and 2001	5-6
	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002 and 2001	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Part II—Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Exhibits and Reports on Form 8-K	37
Signatures		38
Index to Exhibits		39

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPORTANT EXPLANATORY NOTE

        This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for each of United Stationers Inc., a Delaware corporation, and its wholly owned subsidiary, United Stationers Supply Co., an Illinois corporation (collectively, the "Company"). United Stationers Inc. is a holding company with no operations separate from its operating subsidiary, United Stationers Supply Co. and its subsidiaries. No separate financial information for United Stationers Supply Co. and its subsidiaries has been provided herein because management for the Company believes such information would not be meaningful because (i) United Stationers Supply Co. is the only direct subsidiary of United Stationers Inc., which has no operations other than those of United Stationers Supply Co. and (ii) all assets and liabilities of United Stationers Inc. are recorded on the books of United Stationers Supply Co. There is no material difference between United Stationers Inc. and United Stationers Supply Co. for the disclosure required by the instructions to Form 10-Q and therefore, unless otherwise indicated, the responses set forth herein apply to each of United Stationers Inc. and United Stationers Supply Co.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
United Stationers Inc.

        We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Stationers Inc. as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 29, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      /s/Ernst & Young LLP

Chicago, Illinois
July 19, 2002

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) As of June 30, 2002	(Audited) As of December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$22,669	$28,814
Accounts receivable, net	383,041	311,047
Inventory	507,171	581,705
Other current assets	19,013	28,532

Total current assets	931,894	950,098
Property, plant and equipment, net	177,886	189,012
Goodwill, net	180,580	180,117
Other	25,251	20,360

Total assets	$1,315,611	$1,339,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$315,269	$336,722
Accrued liabilities	133,653	147,640
Current maturities of long-term debt	53,405	52,970

Total current liabilities	502,327	537,332
Deferred income taxes	20,482	18,228
Long-term debt	195,803	218,735
Other long-term liabilities	24,297	26,611

Total liabilities	742,909	800,906
Stockholders' equity:
Common stock, $0.10 par value, authorized 100,000,000 shares, issued 37,217,814 shares in 2002 and 2001	3,722	3,722
Additional paid-in capital	313,266	310,150
Treasury stock, at cost — 3,744,050 shares in 2002 and 3,613,954 shares in 2001	(76,850)	(69,402)
Retained earnings	337,292	297,407
Accumulated other comprehensive loss	(4,728)	(3,196)

Total stockholders' equity	572,702	538,681

Total liabilities and stockholders' equity	$1,315,611	$1,339,587

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2002	2001
Net sales	$897,605	$978,886
Cost of goods sold	766,493	823,883

Gross profit	131,112	155,003
Operating expenses:
Warehousing, marketing and administrative expenses	101,418	111,175
Goodwill amortization	—	1,576

Total operating expenses	101,418	112,751

Income from operations	29,694	42,252
Interest expense, net	4,134	6,398
Other expense (income), net	389	(366)

Income before income taxes	25,171	36,220
Income tax expense	9,438	14,379

Net income	$15,733	$21,841

Net income per common share:
Net income per share	$0.47	$0.66

Average number of common shares outstanding	33,789	33,311
Net income per common share — assuming dilution:
Net income per share	$0.46	$0.65

Average number of common shares outstanding — assuming dilution	34,437	33,698

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Net sales	$1,845,697	$2,038,728
Cost of goods sold	1,570,149	1,717,602

Gross profit	275,548	321,126
Operating expenses:
Warehousing, marketing and administrative expenses	204,832	229,528
Goodwill amortization	—	2,965
Restructuring charge reversal	(2,425)	—

Total operating expenses	202,407	232,493

Income from operations	73,141	88,633
Interest expense, net	8,556	14,453
Other expense, net	770	2,118

Income before income taxes	63,815	72,062
Income tax expense	23,930	28,609

Net income	$39,885	$43,453

Net income per common share:
Net income per share	$1.18	$1.30

Average number of common shares outstanding	33,753	33,321
Net income per common share—assuming dilution:
Net income per share	$1.16	$1.28

Average number of common shares outstanding—assuming dilution	34,425	33,832

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net income	$39,885	$43,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,684	18,237
Amortization of capitalized financing costs	516	714
Other	977	(1,388)
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,006	26,481
(Decrease) increase in accounts receivable sold	(80,000)	2,000
Decrease in inventory	74,534	105,520
Decrease (increase) in other assets	2,215	(10,094)
Decrease in accounts payable	(21,453)	(59,300)
Decrease in accrued liabilities	(11,633)	(9,367)
Decrease in other liabilities	(2,314)	(404)

Net cash provided by operating activities	28,417	115,852
Cash Flows From Investing Activities:
Capital expenditures	(10,277)	(22,518)
Acquisitions	—	(32,322)
Proceeds from the disposition of property, plant and equipment	4,184	3,411
Other	—	(58)

Net cash used in investing activities	(6,093)	(51,487)
Cash Flows From Financing Activities:
Principal payments on debt	(22,497)	(18,304)
Net payments under revolver	—	(43,000)
Issuance of treasury stock	4,959	918
Acquisition of treasury stock, at cost	(10,251)	(4,124)
Payment of employee withholding tax related to stock option exercises	(680)	(37)

Net cash used in financing activities	(28,469)	(64,547)

Net change in cash and cash equivalents	(6,145)	(182)
Cash and cash equivalents, beginning of period	28,814	19,784

Cash and cash equivalents, end of period	$22,669	$19,602

Other Cash Flow Information:
Income taxes paid	$18,769	$22,640
Interest paid	7,750	20,526
Discount on the sale of accounts receivable	1,012	4,402

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2001. These financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for further information. In the opinion of the Company's management, the Condensed Consolidated Financial Statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, manufacturers' allowances, inventory, self-insurance, customer rebates, price changes and product mix. Any refinements to these estimates based on actual experience are recorded when known. Certain amounts from prior periods have been reclassified to conform to the 2002 presentation.

        The Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary, United Stationers Supply Co. ("USSC"), and its subsidiaries—collectively the "Company." The Company is the largest general line business products wholesaler in the United States, with trailing 12 months net sales of approximately $3.7 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 36 USSC regional distribution centers, 24 dedicated Lagasse, Inc. ("Lagasse") distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers, two distribution centers that serve the Canadian marketplace and a mega-center that supports several of the Company's business units. During the second quarter of 2002, the computer systems and product offerings of Azerty Incorporated ("Azerty"), a wholly owned subsidiary of USSC, were integrated into USSC. In connection with this integration, the Company closed the four separate U.S. Azerty distribution centers.

Acquisition of Peerless Paper Mills, Inc.

        On January 5, 2001, USSC's subsidiary, Lagasse, acquired all of the capital stock of Peerless Paper Mills, Inc. ("Peerless"). Subsequently, Peerless was merged into Lagasse. Peerless was a wholesale distributor of janitorial/sanitation, paper, and food service products. The purchase price of approximately $32.7 million was financed through the Company's Senior Credit Facility. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $15.5 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

Sale of CallCenter Services Business

        On July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. CallCenter Services, Inc. was a customer relationship management outsourcing service company with inbound call centers in Wilkes-Barre, Pennsylvania, and Salisbury, Maryland. In November 2001, the Wilkes-Barre portion of the business acquired as part of CallCenter Services, Inc. was sold to Customer Satisfaction First for a nominal cash payment, the assumption of associated liabilities and the payment of expenses relating to that business during a post-closing transition period. Disputes relating to expense payments and certain liabilities associated with this sale have adversely contributed and may continue to contribute to the operating expenses attributable to The Order People Company during 2002. In the second quarter of 2002, the Company sold the Salisbury portion of the business acquired as a part of CallCenter Services, Inc. to 1-800-BARNONE, a Financial Corporation, Inc. for $1.2 million in cash and the assumption of $1.7 million of debt. The sale of these assets did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Common Stock Repurchase

        On October 23, 2000, the Company's Board of Directors authorized the repurchase of up to $50.0 million of United common stock. During the six-month period ended June 30, 2002, the Company purchased 333,600 shares at a cost of approximately $10.3 million. The Company purchased 167,500 shares at a cost of $4.1 million in the same period last year. As of June 30, 2002, there was approximately $4.9 million remaining under this authorization. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the six months ended June 30, 2002 and 2001, the Company reissued 203,504 shares and 38,839 shares, respectively, of treasury stock primarily to fulfill its obligations under its management equity plans.

        On July 1, 2002, the Company's Board of Directors approved an expanded stock repurchase program, authorizing the purchase of an additional $50.0 million of United common stock. In July 2002, the Company used the remaining $4.9 million of the October 2000 authorization and repurchased $7.6 million under the new authorization.

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

Revenue Recognition

        Revenue is recognized when a service is rendered or when a product is shipped and title has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product return trends and the gross margin associated with those returns. Management also records an estimate for customer rebates which is based on estimated annual sales volume to the Company's customers. This estimate is used to determine the projected annual rebates earned by customers for growth components, volume hurdle components, and advertising allowances.

Cash Equivalents

        All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

        Accounts receivable are presented net of the allowance for doubtful accounts. To determine the allowance for doubtful accounts, management reviews specific customers and the Company's accounts receivable aging.

Inventory

        Inventory constituting approximately 88% and 77% of total inventory at June 30, 2002 and December 31, 2001, respectively, have been valued under the last-in, first-out ("LIFO") method. The increase in the percentage of inventory on LIFO is primarily the result of the integration of Azerty's product offering into USSC. Inventory valued under the first-in, first-out ("FIFO") and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company for all inventory, merchandise inventory would have been approximately $24.5 million and $26.2 million higher than reported at June 30, 2002 and December 31, 2001, respectively.

        Inventory reserves are recorded for shrinkage, obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease.

Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires the Company to annually, or more frequently if impairment indicators arise, test goodwill and other indefinite-lived intangible assets for impairment rather than amortize them. Application of the non-amortization provisions of SFAS 142 resulted in an after-tax benefit of $2.7 million, or $0.08 per diluted share, for the six months ended June 30, 2002 compared with the prior year. During 2001, the Company recorded an after-tax charge of $5.3 million, or $0.16 per share. The Company completed its impairment analysis for its $180.6 million of goodwill in the second quarter of 2002. The Company's assessment resulted in no adjustment to the net carrying amount of goodwill.

        The following table reflects the actual results for the three and six months ended June 30, 2002, and the pro-forma results for the same periods last year, assuming the discontinuation of goodwill amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income:
As reported	$15,733	$21,841	$39,885	$43,453
After-tax goodwill amortization	—	1,419	—	2,709

Adjusted net income	$15,733	$23,260	$39,885	$46,162

Basic earnings per share:
As reported	$0.47	$0.66	$1.18	$1.30
After-tax goodwill amortization	—	0.04	—	0.09

Adjusted earnings per share	$0.47	$0.70	$1.18	$1.39

Diluted earnings per share:
As reported	$0.46	$0.65	$1.16	$1.28
After-tax goodwill amortization	—	0.04	—	0.08

Adjusted diluted earnings per share	$0.46	$0.69	$1.16	$1.36

Software Capitalization

        The Company capitalizes internal-use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years.

Self-Insurance Liability Estimates

        The Company is primarily responsible for retained liabilities related to workers' compensation, auto and general liability and certain employee health benefits. The Company records an expense for claims incurred but not reported based on historical trends and certain assumptions about future events.

Income Taxes

        Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences for temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries because these earnings are intended to be permanently invested.

Foreign Currency Translation

        The functional currency for the Company's foreign operations is the local currency. Assets and liabilities of these operations are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions were not material.

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

3.    Restructuring Charge

        The Company's board of directors approved a restructuring plan in the third quarter of 2001 that included:

    •
    An organizational restructuring aimed at eliminating certain layers of management to achieve a lower cost structure and provide better service to customers;

    •
    The consolidation of certain distribution facilities and call center operations;

    •
    An information technology platform consolidation;

    •
    Divestiture of The Order People's call center operations and certain other assets; and

    •
    A significant reduction to The Order People's cost structure.

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

        During the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge. During the first quarter 2002, the Company reversed

$0.7 million of the pre-tax cash charge and $1.7 million of the non-cash charge. The major components of the restructuring charge and the remaining accrual balance as of June 30, 2002 are as follows:

(dollars in thousands)	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Charge
Restructuring charge	$19,189	$12,489	$31,678	$15,925	$47,603
Amounts reversed into income:
For the six months ended June 30, 2002	(503)	(197)	(700)	(1,725)	(2,425)
Amounts utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
For the six months ended June 30, 2002	(6,489)	(1,194)	(7,683)	1,725	(5,958)

Total amounts utilized	(9,512)	(2,420)	(11,932)	(14,200)	(26,132)

Accrued restructuring costs— as of June 30, 2002	$9,174	$9,872	$19,046	$—	$19,046

        The non-cash asset write-downs of $15.9 million were primarily the result of facility closures and business divestitures, including $8.8 million related to property, plant and equipment and $7.1 million related to goodwill. Asset write-downs were based on management's estimate of net realizable value. Proceeds from the sale of certain assets exceeded the estimated net realizable value, resulting in the reversal of $1.7 million during the first quarter of 2002.

        Employment termination and severance costs are related to voluntary and involuntary terminations and reflect cash termination payments to be paid to associates affected by the restructuring plan. Severance-related costs (health care benefits and career transition services) are included in termination and severance costs. The restructuring plan allows associates to continue their participation in the Company's health care plans during the term of their severance. During the first quarter of 2002, the Company reversed $0.5 million of severance-related costs due to such costs being lower than originally estimated.

        Accrued exit costs are primarily contractual lease obligations that existed prior to September 30, 2001 for buildings that the Company has closed or will be closing in the near future. During the first quarter of 2002, the Company reversed $0.2 million of accrued exit costs as a result of such costs being lower than originally estimated.

        Implementation costs will be recognized as incurred and consist of costs directly related to the realization of the restructuring plan. These costs include training, stay bonuses, consulting fees, costs to relocate inventory, and accelerated depreciation. Implementation costs incurred during second quarter of 2002 and the six months ended June 30, 2002 totaled $2.5 million and $4.3 million, respectively. Accumulated implementation costs incurred for the period September 30, 2001 through June 30, 2002 were $6.5 million. The Company estimates that the remaining implementation costs, which will be expensed as incurred during the next two quarters, should total approximately $1.5 million.

        As of June 30, 2002, the Company completed the closure of nine distribution centers and one USSC call center, eliminated one administrative office, divested the call center operations dedicated to serving The Order People's clients and implemented its organizational restructuring and workforce reduction. As a result, the Company reduced its workforce by 1,147 associates through its voluntary and involuntary termination programs. The Company is on target to save $25 million during 2002 as a result of the restructuring initiative. These savings will be reflected in both gross margin and in operating expenses.

4.    Comprehensive Income

        The following table sets forth the computation of comprehensive income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$15,733	$21,841	$39,885	$43,453
Unrealized currency translation adjustment	(629)	2,115	(694)	253
Minimum pension liability adjustment	—	—	(838)	—

Total comprehensive income	$15,104	$23,956	$38,353	$43,706

5.    Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options are considered dilutive securities.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$15,733	$21,841	$39,885	$43,453
Denominator:
Denominator for basic earnings per share—
Weighted average shares	33,789	33,311	33,753	33,321
Effect of dilutive securities:
Employee stock options	648	387	672	511

Denominator for diluted earnings per share—
Adjusted weighted average shares and the effect of dilutive securities	34,437	33,698	34,425	33,832

Earnings per common share:
Net income per share	$0.47	$0.66	$1.18	$1.30
Net income per share—diluted	0.46	0.65	1.16	1.28

6.    Long-Term Debt

        United is a holding company and, as a result, its primary source of funds is cash generated from operating activities of its operating subsidiary, USSC, and from borrowings by USSC. The Credit Agreement and the indentures governing the 8.375% Notes (as defined) contain restrictions on the ability of USSC to transfer cash to United.

        Long-term debt consisted of the following amounts (dollars in thousands):

	As of June 30, 2002	As of December 31, 2001
Tranche A term loan, due in installments until March 31, 2004	$25,552	$32,331
Tranche A-1 term loan, due in installments until June 30, 2005	93,750	109,375
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	14,300	14,300
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	15,500	15,500
Other long-term debt	106	199

Subtotal	249,208	271,705
Less—current maturities	(53,405)	(52,970)

Total	$195,803	$218,735

        The prevailing prime interest rate at June 30, 2002 and December 31, 2001 was 4.75%.

        In order to restate and further amend the Second Amended and Restated Credit Agreement, dated April 3, 1998 (the "Prior Credit Agreement"), USSC, as borrower, and United, as guarantor, entered into the Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2000, and Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement dated as of May 7, 2002, (as amended, the "Credit Agreement"), with various lenders and the administrative agent named therein. The Credit Agreement, among other things, provides a facility ("Tranche A Term Loan Facility") for the continuation of the term loans outstanding as of its effective date under the Prior Credit Agreement; an additional $150.0 million aggregate principal amount, five year term loan facility (the "Tranche A-1 Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"); and a revolving credit facility of up to $250.0 million aggregate principal amount (the "Revolving Credit Facility").

        As of June 30, 2002, the aggregate principal amount of debt outstanding under the Term Loan Facilities included $119.3 million of term loan borrowings, consisting of $25.6 million under the Tranche A Term Loan Facility and $93.7 million under the Tranche A-1 Term Loan Facility. Amounts outstanding under the Tranche A Term Loan Facility are to be repaid in seven quarterly installments of $3.7 million. Amounts outstanding under the Tranche A-1 Term Loan Facility are to be repaid in 12 quarterly installments of $7.8 million.

        The Revolving Credit Facility is limited by its terms to $250.0 million aggregate in principal amount, less the aggregate amount of letter of credit liabilities under the facility. The Revolving Credit Facility matures on March 31, 2004. As of June 30, 2002, the Company had $215.8 million available under its Revolving Credit Facility after deducting certain outstanding letter-of-credit liabilities of $34.2 million. Availability may effectively be further reduced based on limitations imposed by covenants under the Credit Agreement. See "Liquidity and Capital Resources—General" on page 30 for further discussion of these restrictions.

        USSC's obligations under the Credit Agreement are guaranteed by United and secured by a first-priority pledge by United of USSC's stock. Additionally, USSC's obligations under the Credit Agreement are guaranteed by its direct and indirect subsidiaries (the "Affiliated Guarantors"), which exclude The Order People, USS Receivables Company, Ltd. and other foreign subsidiaries.

        As collateral security for the obligations of USSC and the Affiliated Guarantors, security interests and liens have been placed upon accounts receivable and related instruments, inventory, equipment, contract rights, intellectual property and all other tangible and intangible personal property (including proceeds) and fixtures and certain real property of USSC and the Affiliated Guarantors other than accounts receivable sold in connection with the Receivables Securitization Program. Also securing these obligations are first priority pledges of all of the outstanding stock of USSC and of its domestic direct and indirect subsidiaries, including Lagasse and Azerty but excluding TOP, as well as certain of the stock of identified foreign direct and indirect subsidiaries of USSC excluding USS Receivables Company, Ltd. (the "Receivables Company"). The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Tranche A Term Loan Facility and Revolving Credit Facility bear interest at the prime rate plus 0.00% to 1.00% per annum, or, at the Company's option, the London Interbank Offered Rate ("LIBOR") plus 1.25% to 2.25% per annum. The Tranche A-1 Term Loan Facility bears interest at the prime rate plus 0.25% to 1.25% per annum or, at the Company's option, LIBOR plus 1.50% to 2.50% per annum.

        The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type. The Company believes it was in compliance at June 30, 2002, with all covenants contained in the Credit Agreement.

        The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

8.375% Senior Subordinated Notes

        The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, under the 8.375% Notes Indenture. As of June 30, 2002, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

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

        Upon the occurrence of a change of control (which includes the acquisition by any person or group of more than 50% of the voting power of the outstanding common stock of either United or USSC, or certain significant changes in the composition of the Board of Directors of either United or USSC), USSC would be obligated to offer to redeem all or a portion of each holder's 8.375% Notes at

101% of the principal amount, together with accrued and unpaid interest, if any, to the date of the redemption.

        The 8.375% Notes Indenture governing the 8.375% Notes contains certain covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, transactions with affiliates, the existence of liens, disposition of proceeds of asset sales, the making of guarantees by restricted subsidiaries, transfer and issuances of stock of subsidiaries, the imposition of certain payment restrictions on restricted subsidiaries and certain mergers and sales of assets. In addition, the 8.375% Notes Indenture permits the issuance of up to $100.0 million aggregate principal amount of additional 8.375% Notes having substantially identical terms and conditions to the 8.375% Notes, subject to compliance with the covenants contained in the 8.375% Notes Indenture, including compliance with the restrictions contained in the 8.375% Notes Indenture relating to incurrence of indebtedness.

7.    Accounts Receivable

        As part of an overall financing strategy, the Company utilizes a standard third-party receivables securitization program (the "Receivables Securitization Program"), to provide low-cost funding. Under this $163.0 million program the Company sells, on a revolving basis, its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Lagasse and foreign subsidiaries) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible accounts receivable to a trust, for which the trustee is JPMorgan Chase Bank. The trustee then sells investment certificates to third-party investors, which are backed by the accounts receivable owned by the trust. Affiliates of PNC Bank and JPMorgan Chase act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accounts receivable sold under these arrangements are excluded from accounts receivable in the Condensed Consolidated Balance Sheets. The annual interest rate on the certificates issued under the Receivables Securitization Program during the three months ended June 30, 2002 was 1.9%, and ranged between 4.1% and 5.1% during the same period last year. For the six months ended June 30, 2002 and 2001, the annual interest rate was 1.9% and ranged between 4.1% and 6.5%, respectively. The Company's retained interests on $297.6 million and $244.8 million of receivables in the master trust as of June 30, 2002 and December 31, 2001 were approximately $252.6 million and $119.8 million, respectively. Accordingly, as of June 30, 2002 and December 31, 2001, the Company had sold $45.0 and $125.0 million, respectively, of accounts receivable through the Receivables Securitization Program. The retained interest, which is included in the accounts receivable balance reflected in the Condensed Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such accounts receivable of approximately 40 days and the Company's collection history, the fair value of the Company's retained interest approximates book value. Losses recognized on the sale of account receivable totaled approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2002, respectively, and $1.9 million and $4.4 million for the three and six months ended June 30, 2001, respectively. These costs vary on a monthly basis and generally are related to certain short-term interest rates. These costs are included in the Condensed Consolidated Statements of Income under the caption Other Expense. As a result of the short average collection cycle referenced above, proceeds from the collections under this revolving agreement were $1.4 billion for the six months ended June 30, 2002 and 2001. The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. No accounts receivable sold to the master trust were written off during the six months ended June 30, 2002 or the 12 months ended December 31, 2001.

8.    Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for disposal activities initiated after December 31, 2002. This Statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognized at the date of commitment to an exit plan as was dictated under EITF No. 94-3. The Company will adopt Statement 146 on January 1, 2003, and based on current circumstances, does not believe that this adoption will have a material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This Statement requires most gains and losses from extinguishment of debt to be presented as a gain or loss from continuing operations rather than as an extraordinary item. Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. This Statement also amends FASB No. 13, which requires that certain capital lease modifications be treated as a sale-leaseback transaction. The Company will adopt Statement 145 on January 1, 2003, and based on current circumstances, does not believe that this adoption will have a material impact on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of January 1, 2002 and the adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS 143 on January 1, 2003, and, based on current circumstances, does not believe that the impact of adopting of SFAS 143 will have a material impact on its financial position or results of operations.

9.    Condensed Consolidating Financial Statements—Unaudited

        The following table presents condensed consolidating financial information, as required by the Company's 8.375% Notes, for United Stationers Inc., the parent holding company and guarantor; United Stationers Supply Co., the issuer; Azerty Incorporated, The Order People, Lagasse, Inc., United Stationers Financial Services LLC, and United Stationers Technology Services LLC, the subsidiary guarantors; United Worldwide Limited, United Stationers Hong Kong Limited and USS Receivables Company, LTD., are non-guarantors; and elimination adjustments. Separate financial statements of the guarantors are not presented, as the Company believes the condensed consolidating financial information is more meaningful in understanding the statements of operations, balance sheets, and cash flows of the guarantor subsidiaries. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

Condensed Consolidating Statements of Operations
(dollars in thousands)
(unaudited)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2002:
Net sales	$—	$749,401	$186,709	$5,471	$(43,976)	$897,605
Cost of goods sold	—	633,588	133,307	—	(402)	766,493

Gross profit	—	115,813	53,402	5,471	(43,574)	131,112
Warehouse, marketing and
administrative expenses	—	98,597	25,321	852	(23,352)	101,418

Income (loss) from operations	—	17,216	28,081	4,619	(20,222)	29,694
Other expense (income)	—	14,130	5,926	—	(19,667)	389
Interest (income) expense	(1,300)	5,930	(496)	2,459	(2,459)	4,134

Income before income taxes	1,300	(2,844)	22,651	2,160	1,904	25,171
Income taxes	462	(6,186)	13,698	749	715	9,438
Equity from subsidiaries	13,703	1,411	—	—	(15,114)	—

Net income (loss)	$14,541	$4,753	$8,953	$1,411	$(13,925)	$15,733

For the Three Months Ended June 30, 2001:
Net sales	$—	$701,565	$283,781	$6,555	$(13,015)	$978,886
Cost of goods sold	—	572,046	253,044	—	(1,207)	823,883

Gross profit	—	129,519	30,737	6,555	(11,808)	155,003
Warehouse, marketing and
administrative expenses	—	90,750	22,759	809	(1,567)	112,751

Income (loss) from operations	—	38,769	7,978	5,746	(10,241)	42,252
Other expense (income), net	—	11,559	—	—	(11,925)	(366)
Interest (income) expense, net	(1,938)	5,682	931	3,611	(1,888)	6,398

Income before income taxes	1,938	21,528	7,047	2,135	3,572	36,220
Income tax expense	766	8,550	2,798	847	1,418	14,379
Equity from subsidiaries	20,669	1,288	—	—	(21,957)	—

Net income (loss)	$21,841	$14,266	$4,249	$1,288	$(19,803)	$21,841

Condensed Consolidating Statements of Operations
(dollars in thousands)
(unaudited)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2002:
Net sales	$—	$1,445,229	$477,652	$9,908	$(87,092)	$1,845,697
Cost of goods sold	—	1,207,846	366,624	—	(4,321)	1,570,149

Gross profit	—	237,383	111,028	9,908	(82,771)	275,548
Warehouse, marketing and administrative expenses	—	195,921	52,187	1,686	(44,962)	204,832
Restructuring charge reversal	—	(492)	(1,933)	—	—	(2,425)

Total operating expenses	—	195,429	50,254	1,686	(44,962)	202,407

Income (loss) from operations	—	41,954	60,774	8,222	(37,809)	73,141
Other expense (income)	—	24,008	11,660	—	(34,898)	770
Interest (income) expense	(2,585)	11,957	(816)	4,815	(4,815)	8,556

Income before income taxes	2,585	5,989	49,930	3,407	1,904	63,815
Income taxes	969	2,245	18,723	1,278	715	23,930
Equity from subsidiaries	37,077	2,129	—	—	(39,206)	—

Net income (loss)	$38,693	$5,873	$31,207	$2,129	$(38,017)	$39,885

For the Six Months Ended June 30, 2001:
Net sales	$—	$1,487,094	$562,595	$13,697	$(24,658)	$2,038,728
Cost of goods sold	—	1,217,763	504,498	—	(4,659)	1,717,602

Gross profit	—	269,331	58,097	13,697	(19,999)	321,126
Warehouse, marketing and administrative expenses	—	187,532	46,163	1,615	(2,817)	232,493

Income (loss) from operations	—	81,799	11,934	12,082	(17,182)	88,633
Other expense (income), net	—	18,487	—	—	(16,369)	2,118
Interest (income) expense, net	(4,132)	12,828	2,046	8,096	(4,385)	14,453

Income before income taxes	4,132	50,484	9,888	3,986	3,572	72,062
Income tax expense	1,637	20,046	3,926	1,582	1,418	28,609
Equity from subsidiaries	40,958	2,404	—	—	(43,362)	—

Net income (loss)	$43,453	$32,842	$5,962	$2,404	$(41,208)	$43,453

Condensed Consolidating Balance Sheets
(dollars in thousands)
(unaudited)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
AS OF JUNE 30, 2002
ASSETS
Cash and cash equivalents	$425	$16,224	$4,992	$1,028	$—	$22,669
Accounts receivable, net	—	96,076	79,128	248,595	(40,758)	383,041
Inventory	—	450,224	56,947	—	—	507,171
Other current assets	—	22,215	3,769	13	(6,984)	19,013
Property, plant and equipment, net	—	164,985	12,878	21	2	177,886
Goodwill, net	—	68,200	112,380	—	—	180,580
Intercompany notes receivable	112,124	363	85,990	—	(198,477)	—
Investment in subsidiaries	784,414	276,984	138,396	—	(1,199,794)	—
Other noncurrent assets	2	14,583	13,980	—	(3,314)	25,251

Total assets	$896,965	$1,109,854	$508,460	$249,657	$(1,449,325)	$1,315,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$279,456	$35,814	$—	$(1)	$315,269
Accrued liabilities	3,570	80,815	53,163	2,175	(6,070)	133,653
Current maturities of long-term debt	—	53,345	60	—	—	53,405
Deferred income taxes	—	20,672	(190)	—	—	20,482
Long-term obligations	—	219,259	841	45,000	(45,000)	220,100
Intercompany notes payable	—	141,894	363	56,220	(198,477)	—
Stockholders' equity	893,395	314,413	418,409	146,262	(1,199,777)	572,702

Total liabilities and stockholders' equity	$896,965	$1,109,854	$508,460	$249,657	$(1,449,325)	$1,315,611

AS OF DECEMBER 31, 2001
ASSETS
Cash and cash equivalents	$424	$19,349	$7,673	$1,368	$—	$28,814
Accounts receivable, net	—	48,764	170,429	220,031	(128,177)	311,047
Inventory	—	450,278	131,427	—	—	581,705
Other current assets	—	30,287	5,214	16	(6,985)	28,532
Property, plant and equipment,net	—	171,031	17,963	18	—	189,012
Goodwill, net	—	67,674	112,443	—	—	180,117
Intercompany notes receivable	109,539	51,155	54,978	—	(215,672)	—
Investment in subsidiaries	630,880	249,309	30,630	—	(910,819)	—
Other noncurrent assets	4	11,303	12,540	—	(3,487)	20,360

Total assets	$740,847	$1,099,150	$543,297	$221,433	$(1,265,140)	$1,339,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$253,561	$87,261	$—	$(4,100)	$336,722
Accrued liabilities	2,549	92,935	52,592	5,016	(5,452)	147,640
Current maturities of long-term debt	—	52,830	140	—	—	52,970
Deferred income taxes	—	18,418	(190)	—	—	18,228
Long-term obligations	—	261,390	(16,044)	125,000	(125,000)	245,346
Intercompany notes payable	—	109,539	51,155	54,978	(215,672)	—
Stockholders' equity	738,298	310,477	368,383	36,439	(914,916)	538,681

Total liabilities and stockholders' equity	$740,847	$1,099,150	$543,297	$221,433	$(1,265,140)	$1,339,587

Condensed Consolidating Statements of Cash Flows
(dollars in thousands)
(unaudited)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Six Months Ended June 30, 2002:
Net cash flows provided by (used in) operating activities	$5,293	$102,306	$47,361	$(29,348)	$(97,195)	$28,417
Cash flows from investing activities:
Capital expenditures	—	(9,778)	(499)	—	—	(10,277)
Proceeds from the disposition of property, plant and equipment	—	2,935	1,249	—	—	4,184
Investment in subsidiaries	—	(107,766)	(107,766)	—	215,532	—

Net cash (used in) provided by investing activities	—	(114,609)	(107,016)	—	215,532	(6,093)
Cash flows from financing activities:
Principal payments of debt	—	(22,497)	—	(80,000)	80,000	(22,497)
Issuance of treasury stock	4,959	—	—	—	—	4,959
Acquisition of treasury stock, at cost	(10,251)	—	—	—	—	(10,251)
Capital contribution	—	—	107,766	107,766	(215,532)	—
Intercompany notes payable	—	32,355	(50,792)	1,242	17,195	—
Payment of employee withholding tax related to stock option exercises	—	(680)	—	—	—	(680)

Net cash (used in) provided by financing activities	(5,292)	9,178	56,974	29,008	(118,337)	(28,469)
Net change in cash and cash equivalents	1	(3,125)	(2,681)	(340)	—	(6,145)
Cash and cash equivalents, beginning of period	424	19,349	7,673	1,368	—	28,814

Cash and cash equivalents, end of period	$425	$16,224	$4,992	$1,028	$—	$22,669

For the Six Months Ended June 30, 2001:
Net cash flows (used in) provided by operating activities	$(918)	$64,208	$(15,751)	$5,907	$62,406	$115,852
Cash flows from investing activities:
Acquisitions	—	—	(32,322)	—	—	(32,322)
Capital expenditures	—	(13,011)	(9,507)	—	—	(22,518)
Proceeds from the disposition of property, plant, and equipment	—	3,411	—	—	—	3,411
Investment in subsidiaries	4,124	—	—	—	(4,124)	—
Other	—	(58)	—	—	—	(58)

Net cash provided by (used in) investing activities	4,124	(9,658)	(41,829)	—	(4,124)	(51,487)
Cash flows from financing activities:
Net repayments under revolver	—	(43,000)	—	—	—	(43,000)
Retirements and principal payments of debt	—	(18,304)	—	2,000	(2,000)	(18,304)
Issuance of treasury stock	918	—	—	—	—	918
Acquisition of treasury stock, at cost	(4,124)	—	—	—	—	(4,124)
Intercompany dividend	—	(4,124)	—	—	4,124	—
Intercompany notes payable	—	4,132	64,624	(8,350)	(60,406)	—
Payment of employee withholding tax related to stock option exercises	—	(37)	—	—	—	(37)

Net cash (used in) provided by financing activities	(3,206)	(61,333)	64,624	(6,350)	(58,282)	(64,547)
Net change in cash and cash equivalents	—	(6,783)	7,044	(443)	—	(182)
Cash and cash equivalents, beginning of period	424	13,202	4,201	1,957	—	19,784

Cash and cash equivalents, end of period	$424	$6,419	$11,245	$1,514	$—	$19,602

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

        The following Management's Discussion and Analysis and other parts of this Quarterly Report on Form 10-Q contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include references to plans, strategies, objectives, projected costs or savings, anticipated future performance or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management's current expectations, forecasts and assumptions. They involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, but are not limited to: the Company's restructuring plan, including its ability to realize expected cost savings from facility rationalization, systems integration and other initiatives and the timing of any of these savings; the Company's ability to streamline its organization and operations and other acquired businesses and implement general cost-reduction initiatives, including timely reduction of expenses associated with The Order People; the Company's ability to timely and successfully integrate four national call centers into two; the Company's reliance on key suppliers and the impact of fluctuations in their pricing; variability in vendor allowances and promotional incentives payable to the Company based on its inventory purchase volume and the impact of this on the Company's gross margin; the Company's ability to anticipate and respond to changes in end-user demand; the impact of variability in customer demand on the Company's product offerings and sales mix and, in turn, on customer rebates payable by the Company and the Company's gross margin; competitive activity and competitive pricing pressures; reliance on key management personnel; and economic conditions and changes affecting the business products industry and the general economy. For additional information on these and other factors, please see the other reports filed by the Company with the Securities and Exchange Commission this year.

        Readers are cautioned not to place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information here is given as of this date only, and the Company undertakes no obligation to revise or update it. The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Background

        United Stationers Inc. ("United") through its wholly owned operating subsidiary United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, the "Company") is the largest general line business products wholesaler in the United States, with trailing 12 months net sales of $3.7 billion. The Company's business products offerings comprise five principal product categories—traditional office products, computer consumables, office furniture, janitorial/sanitation and other facilities supplies and business machines and presentation products. The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-users. Many of these resellers are commercial dealers, contract stationers (including the contract stationer divisions of national office product superstores) and retail dealers.

        The Company's products are distributed through a computer-based network of 36 USSC regional distribution centers, 24 dedicated Lagasse, Inc. ("Lagasse") distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers, two distribution centers that serve the Canadian marketplace and a mega-center that supports several of the Company's business units. During the second quarter of 2002, the information technology systems and product offerings of Azerty Incorporated ("Azerty"), a wholesale supplier of computer consumables and peripherals, wholly owned by USSC, were integrated into USSC, and the Company closed the four dedicated U.S. Azerty distribution centers. Following the integration, the Company is continuing to market computer consumables under the Azerty name. By the end of the fourth quarter of 2002, the Company also plans to consolidate four regional USSC customer service call centers into two national call centers with enhanced telephony and customer service systems technology.

        During 2000, the Company established The Order People Company ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products and enhanced its full service capabilities through the acquisition of CallCenter Services, Inc., a customer relationship management outsourcing service company with inbound call centers in Wilkes-Barre, Pennsylvania, and Salisbury, Maryland. During 2001, as the Company did not achieve the estimated revenue to support TOP's cost structure, the Company began to significantly reduce the operating expenses of TOP.

        Therefore, in November 2001, TOP sold the Wilkes-Barre portion of the business it had acquired as a part of CallCenter Services, Inc. to Customer Satisfaction First for a nominal cash payment, the assumption of associated liabilities and the payment of expenses relating to that business during a post-closing transition period. Disputes relating to expense payments and certain liabilities associated with this sale have adversely contributed and may continue to contribute to the operating expenses attributable to TOP during 2002. In the second quarter of 2002, the Company sold the Salisbury portion to 1-800-BARNONE, a Financial Corporation, Inc., for $1.2 million in cash and the assumption of $1.7 million of debt. The Company expects to continue to seek opportunities to build its third-party fulfillment business with current and future clients, using the Company's Memphis distribution center as its lead distribution point and leveraging substantial resources within its Supply Division.

Overview of Recent Results

        The Company continued to experience soft sales in all of its major product categories during the second quarter of 2002, representing the fourth consecutive quarter of year-over-year negative sales growth. Sales for the month of July were down approximately 7% on an equivalent workday basis, compared with last year, which had one fewer workday in the month. While the soft sales are expected to continue through the balance of the year, year-over-year sales comparisons for the third quarter will be favorably impacted by one additional workday as well as the anniversary of the divestiture of Positive ID, which occurred in late July 2001, and by the anniversary of the integration of certain U.S. Office Products' warehouses into the Corporate Express business model which occurred between June 2001 and December 2001. For a description of the primary factors contributing to the comparative sales declines for the second quarter, see the discussion of "Net Sales" under "Results of Operations—Second Quarter Ended June 30, 2002 Compared with the Second Quarter Ended June 30, 2001."

        In addition, the Company's gross margin continues to be negatively affected by a number of factors: a continuing sales mix shift toward lower-margin products (such as computer consumables); as a result of the weak economy, a continuing mix shift within product categories toward lower-margin commodity products; lower sales volume, which negatively impacts the Company's ability to absorb overhead and other fixed operating costs and results in reduced manufacturers' allowances; and competitive pricing and promotional pressures. Gross margin declined during the second quarter of 2002 and into July, due to the factors noted above and seasonally lower sales volume, with such declines partially offset by restructuring cost savings that positively affected gross margins. The 14.6% gross margin rate for the second quarter of 2002 reflects the third sequential quarterly decline in the Company's gross margin rate. Although the Company is working to address these matters, it anticipates that gross margin may continue to be under pressure throughout the balance of the year. In addition, should these influences intensify—and the Company experiences difficulty in meeting annual purchase volume targets established on the variable portion of its manufacturers' allowance programs—the Company may realize lower than expected manufacturers' allowances for the year which would negatively influence gross margin. See "Critical Accounting Policies, Judgments and Estimates" and

"Results of Operations—Second Quarter Ended June 30, 2002 Compared with the Second Quarter Ended June 30, 2001" below for a further description of these trends and uncertainties.

        The Company believes it is managing the controllable expenses and other aspects of its business appropriately in light of these factors, and this should allow it to improve its operating cost leverage when sales demand increases. The Company continues to seek opportunities to reduce its cost structure through best practices implementation, operational efficiencies, and its restructuring initiatives.

Critical Accounting Policies, Judgments and Estimates

        As described in Note 2 of the Notes to the Company's Condensed Consolidated Financial Statements, preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty or precision. This means judgments must be made in determining some estimates. Actual results inevitably will differ from those estimates, and these differences may be material to the Company's financial results.

        The Company's accounting policies are described under the caption "Critical Accounting Policies" in the information provided in response to Item 7 of the Company's most recent Annual Report on Form 10-K. These policies are important to portraying the Company's financial condition and results and require especially difficult, subjective or complex judgments or estimates by management. These policies, as described in the Company's Annual Report on Form 10-K, relate to: revenue recognition (in particular, the impact of future product returns, for which an estimate—based on historical product return trends and the gross margin associated with those returns—is recorded); valuation of accounts receivable (reflecting judgments on their collectibility based on historical trends and expectations); customer rebates; manufacturers' allowances; and estimated inventory reserves for shrinkage and obsolete, damaged, defective, and slow-moving inventory. The following information is provided as a supplement to, and should be considered in conjunction with, the descriptions of the Company's critical accounting policies referred to above.

        Manufacturers' Allowances.    As previously described, manufacturers' allowances and promotional incentives, which are common in the business products industry, have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed below, and increased by estimated manufacturers' allowances and promotional incentives. Many of these allowances and incentives are determined on an annual basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results.

        Approximately 55% to 60% of the Company's current estimated annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and appear in the financial statements as a reduction to cost of goods sold to reflect the net inventory purchase cost. The balance represents promotional incentives, which are based on committed vendor participation in various Company advertising and marketing programs. These promotional incentives are also recorded as a reduction to cost of goods sold to reflect net advertising cost. The potential amount of variable manufacturers' allowances often differs, based on specific manufacturer and product category. As a result, slower Company sales (which reduce inventory purchase requirements) and product sales mix changes (especially as higher margin products often benefit from higher manufacturers' allowance rates) can make it difficult to reach some manufacturers' allowance growth hurdles.

        Customer Rebates.    As previously described, customer rebates—which are common in the business products industry—have a significant impact on the Company's overall sales and gross margin. Rebates are reported in the Company's financial statements as a reduction of sales.

        Customer rebates include volume rebates, sales growth incentives, participation in promotions and other miscellaneous discount programs. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company's customers. The amount of customer rebates depend on product sales mix and customer mix changes. Reported results reflect management's best then-current estimate of such rebates. Further changes from those underlying current estimates of product mix, customer mix or sales patterns may impact future results.

        Self-Insurance.    Insurance liability estimates and reserves also involve critical accounting estimates and judgments. The Company is primarily self-insured for workers' compensation, auto, general liability and certain employee health benefits. Its self-insurance liability estimates are based on historical trends and an estimate of claims incurred but not reported.

Restructuring Plan Update

        The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 that included an organizational restructuring (including a workforce reduction of 1,375, primarily relating to TOP and call center operations), a consolidation of certain distribution facilities and call center operations, an information technology platform consolidation, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure.

        Upon adoption of this restructuring plan in the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge. During the first quarter of 2002, the Company reversed $0.7 million of the pre-tax cash charge (with the reversal comprising $0.5 million of severance-related costs and $0.2 million of accrued exit costs, which were lower than originally estimated) and $1.7 million of the non-cash charge (reflecting proceeds from the sale of certain assets that exceeded their estimated net realizable value). See Note 3 to the Company's Condensed Consolidated Financial Statements for additional information on the major components of the restructuring charge and the remaining accrual balance as of June 30, 2002.

        Implementation costs, consisting of those directly related to realizing the restructuring plan (such as training, stay bonuses, costs of inventory relocation and accelerated depreciation) recognized for the second quarter 2002 and the six months ended June 30, 2002 totaled $2.5 million and $4.3 million, respectively. Accumulated implementation costs incurred for the period September 30, 2001 through June 30, 2002 were $6.5 million. The Company estimates that the remaining restructuring implementation costs, which will be expensed as incurred over the next two quarters, should total approximately $1.5 million.

        As of June 30, 2002, the Company had closed nine distribution centers and one USSC call center, eliminated one administrative office, sold the dedicated TOP call center operations as described above, and made substantial progress in implementing its planned organizational restructuring and workforce reduction. The Company has competed a workforce reduction to date of 1,147 associates through its voluntary and involuntary termination programs. The Company is on target to save $25 million during 2002 as a result of the restructuring initiative. These savings will be reflected in both gross margin and in operating expenses.

Selected Comparative Results for the Three Months and Six Months Ended June 30, 2002 and 2001

        The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.4	84.2	85.1	84.3

Gross margin	14.6	15.8	14.9	15.7
Operating expenses
Warehouse, marketing and administrative expenses	11.3	11.3	11.0	11.3
Goodwill amortization	—	0.2	—	0.1
Restructuring charge reversal	—	—	(0.1)	—

Total operating expenses	11.3	11.5	10.9	11.4

Income from operations	3.3	4.3	4.0	4.3
Interest expense, net	0.5	0.7	0.5	0.7
Other expense, net	—	—	—	0.1

Income before income taxes and extraordinary item	2.8	3.6	3.5	3.5
Income taxes	1.0	1.4	1.3	1.4

Net income	1.8%	2.2%	2.2%	2.1%

Results of Operations—Second Quarter Ended June 30, 2002 Compared with the
Second Quarter Ended June 30, 2001

        Net Sales.    Net sales for the second quarter of 2002 were $897.6 million, down 8.3% compared with sales of $978.9 million for the second quarter of 2001. The three primary factors that affected the first quarter of 2002 continued to have an impact on sales comparisons in the second quarter: the consolidation of two major customers, U.S. Office Products and Corporate Express, and integration of U.S. Office Products into the Corporate Express business model (in which a greater percentage of products are bought directly from manufacturers); the divestitures of the Positive ID division by USSC and the CallCenter Services business by TOP; and lower sales to national accounts, which management believes are consistent with the white collar work force reduction in the Fortune 500 companies that are serviced primarily through our national accounts. The Company believes these three factors accounted for approximately 6.5% of the 8.3% comparative sales decline. Finally, a challenging macroeconomic environment and slow recovery in employment, especially for white-collar office workers, negatively impacted sales across all product categories.

        Office furniture sales declined by approximately 11%, compared with the prior year quarter. These results continue to reflect slower customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of continued weak macroeconomic and employment conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

        Sales in the janitorial and sanitation product category, primarily distributed through Lagasse, were up 1% compared with the prior year quarter. Sales of traditional office products experienced a decline of approximately 9% versus the prior year quarter. Uncertainty surrounding the economy slowed consumption of non-commodity office products within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and systematic cost-reduction initiatives.

        Sales in the computer supplies and hardware categories declined approximately 17% over the prior year quarter. This weakness is attributable to an overall decline in computer consumable consumption due to a general workforce reduction and a decline in the number of start-up businesses. In addition, the consolidation of Corporate Express and US Office Products resulted in an increasing percentage of US Office Products purchases being made direct from manufacturers or through the internal Corporate Express distribution network.

        In the three month period ended June 30, 2002, no single customer accounted for more than 6% of the Company's net sales.

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the second quarter of 2002 was $131.1 million, down $23.9 million, or 15.4%, from the second quarter of last year. Excluding TOP, for which a significant portion of fixed margin costs were eliminated as a result of the restructuring initiative, gross margin for the three months ending June 30, 2002 would have been $131.5 versus $156.1 for the same period last year. This is a decrease of $24.6 million or 15.8%. The margin dollar decrease was primarily a result of the sales decline.

        The gross margin rate (gross profit as a percent of net sales) was 14.6% in the second quarter of 2002 as compared to 15.8% for the comparable second quarter in 2001. The margin rate was negatively impacted by the continued shift in the Company's product sales mix, overall and within each major product category, as customers continued to postpone higher margin, discretionary purchases, such as furniture, and order primarily lower margin, commodity office products essential for their business.

        Also adversely affecting this gross margin rate was a lower level of manufacturers' allowances estimated as earned due to lower inventory purchase volume, partially offset by lower customer rebates, credit memos and inventory related costs.

        Indicative of the Company's lower inventory purchase volume requirements as well as continued focus on managing working capital, the Company's inventory position at June 30, 2002 was approximately $87.3 million lower than June 30, 2001. Partially offsetting the negative impact of lower estimated manufacturers' allowances on gross margin are the reduced levels of estimated rebates to the Company's customers. These rebates, which are based on customer purchase volume, payment terms and product mix, are down due to declining sales, as customers did not reach certain product purchase or incremental growth milestones.

        The gross margin rate for the immediately preceding first quarter of 2002 was 15.2%. The decline between the first and second quarter of 2002 was primarily due to the lower sales volumes in the second quarter.

        Operating Expenses.    Operating expenses declined to $101.4 million, compared with $112.8 million last year. Operating expenses as a percentage of net sales were 11.3% of sales in the second quarter of 2002 and 11.5% of sales in the same period last year. Operating expenses in 2002 were positively affected by the elimination of goodwill amortization. Excluding goodwill amortization of $1.6 million recorded in the second quarter of 2001, operating expenses for that period would have been $111.2 million, or 11.4% of sales. The 2002 results were also unfavorably impacted by incremental expenses related to the implementation of the restructuring plan of $2.5 million, or 0.3% of sales. Adjusting for the above factors, the Company's operating expense ratio would have been 11.0% of sales versus 11.4% last year. This reduction was the result of savings from the restructuring plan, cost control measures, best practices implementation, and operational efficiencies partially offset by less leveraging of fixed costs due to lower sales levels this year as compared to last year.

        Income from Operations.    The Company reported income from operations of $29.7 million for the second quarter of 2002, compared with income of $42.2 million for the same period last year. Income from operations, excluding the 2001 goodwill amortization, would have been $43.8 million, or 4.5% of sales, in the prior year period.

        Interest Expense, net.    Net interest expense for the second quarter of 2002 totaled $4.1 million, compared with $6.4 million in the same period last year. This decline reflects lower borrowings resulting from lower working capital requirements and lower interest rates.

        Other Expense (Income), net.    Net other expense (income) recorded in the second quarter of 2002, totaled $0.4 million compared with $(0.4) million in the same period last year. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined) and a $0.1 million loss on the sale of certain assets in the current year. The prior year period was favorably impacted by the $2.4 million gain on the sale of a distribution center, which was partially offset by the loss on the sale of receivables through the Receivables Securitization Program.

        Income Before Income Taxes.    Income before income taxes totaled $25.2 million for the second quarter of 2002, compared with $36.2 million for the second quarter of last year.

        Income Taxes.    Income tax expense of $9.4 million was recorded in the second quarter of 2002, compared with $14.4 million last year. This was a result of lower net income and a reduction in the estimated effective tax rate, which was due to a change in the mix of pre-tax earnings between states.

        Net Income.    For the three months ended June 30, 2002, the Company recorded net income of $15.7 million, or $0.46 per diluted share, compared with net income of $21.8 million, or $0.65 per diluted share, in the prior year period. Excluding the 2001 goodwill amortization, net income would have been $23.3 million in the prior year.

Results of Operations—Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

        Net Sales.    Net sales for the first six months of 2002 were $1.8 billion or down 9.5% compared with $2.0 billion last year. After adjusting for one fewer selling day in 2002, sales were down 8.8%. See "Net Sales" under "Results of Operations—Second Quarter Ended June 30, 2002 Compared with the Second Quarter Ended June 30, 2001" for a further description of these trends.

        Gross Profit and Gross Margin Rate.    Gross margin dollars for the first six months of 2002 were $275.5 million, down 14.2% or $45.6 million from last year. The gross margin rate was 14.9% of sales in the first half of the year of 2002 as compared to 15.7% for the same period last year. Excluding TOP, for which a significant portion of fixed margin costs were eliminated as a result of the restructuring initiative, gross margin for the six months ending June 30, 2002 would have been $275.9 versus $323.4 for the same period last year. See "Gross Profit Margin and Gross Margin Rate" under "Results of Operations—Second Quarter Ended June 30, 2002 Compared with the Second Quarter Ended June 30, 2001" for a further description of these trends.

        Operating Expenses.    Operating expenses declined to $202.4 million, compared with $232.5 million last year. Operating expenses as a percentage of net sales were 10.9% of sales for the first six months of 2002 and 11.4% of sales in the same period last year. In the first quarter of 2002, the Company reversed $2.4 million of the initial restructuring accrual of $47.6 million recorded in the third quarter of 2001. Operating expenses in 2002 were also positively affected by eliminating the amortization of goodwill, which was $3.0 million in the first six months of 2001. The 2002 results were also unfavorably impacted by incremental expenses related to the implementation of the restructuring plan of $4.3 million, or 0.2% of sales. Adjusting for the above factors, the Company's operating expense ratio would have been 11.0% of sales versus 11.3% last year. This was the result of savings from the restructuring plan, cost control measures, best practices implementation, and operational efficiencies partially offset by less leveraging of fixed costs due to lower sales levels this year as compared to last year.

        Income from Operations.    Including the restructuring charge reversal, the Company reported income from operations of $73.1 million, compared with income of $88.6 million last year. Income from operations, excluding the 2002 restructuring charge reversal and the 2001 goodwill amortization, would have been $70.7, or 3.8% of sales, versus $91.6 million, or 4.5% of sales, in the prior year.

        Interest Expense, net.    Net interest expense for the first half 2002 totaled $8.6 million, compared with $14.5 million in the same period last year. This decline reflects lower borrowings resulting from lower working capital requirements and lower interest rates.

        Other Expense, net.    Net other expense recorded in the first six months of 2002, totaled $0.8 million compared with $2.1 million in the same period last year. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined) and gains and losses on the sale of certain assets. This reduction is primarily related to lower interest rates and lower utilization of the Receivables Securitization Program resulting from strong operating cash flow.

        Income Before Income Taxes.    Income before income taxes totaled $63.8 million for the first six months of 2002, compared with $72.1 million last year. Excluding the 2002 restructuring accrual reversal and the 2001 goodwill amortization, income before taxes for year to date 2002 would have been $61.4 million versus $75.0 million last year.

        Income Taxes.    Income tax expense of $23.9 million was recorded in the first half of 2002, compared with $28.6 million last year. This was a result of lower net income and a reduction in the estimated effective tax rate, which was due to a change in the mix of pre-tax earnings between states.

        Net Income.    For the six months ended June 30, 2002, the Company recorded net income of $39.9 million, or $1.16 per diluted share, compared with net income of $43.5 million, or $1.28 per diluted share, in the prior year period. Excluding the 2002 restructuring charge reversal, net income would have totaled $38.4 million, or $1.11 per diluted share. Excluding the 2002 restructuring charge reversal and the 2001 goodwill amortization, net income would have been $38.4 million versus $46.2 million in the prior year.

Liquidity and Capital Resources

  General

        United is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and from borrowings by USSC. Restrictive covenants in USSC's debt agreements restrict USSC's ability to pay cash dividends and make other distributions to United. In addition, the right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC.

        During the six months ended June 30, 2002, the Company generated $108.4 million of cash from its operating activities, before the effects of selling accounts receivable. Sources and uses of cash are discussed further below under the sub-caption "Cash Flow." The Company's working capital reductions have contributed significantly to cash from operating activities. These working capital reductions are a function of both lower sales and the Company's achievement of improved working capital efficiency.

        Working capital reductions, before the effects of selling accounts receivable, generated $56.7 million during the six-month period. This contrasts with working capital reductions, on the same basis, of $40.8 million during the six months ended June 30, 2001. The Company estimates that the majority of the 2002 cash flow resulted from working capital efficiency improvements. Management assesses efficiency in terms of "core" working capital as a percentage of annualized sales. "Core" working capital includes net accounts receivable plus sold receivables, inventory, and other current assets, less accounts payable and accrued liabilities other than those accrued as part of the September 2001 restructuring charge. The Company expects to continue its efforts to sustain and make further working capital efficiency improvements in the future. However, there may be fewer opportunities for additional working capital improvements to contribute positively to cash flow in the future. Among other factors, increases in sales generally would be expected to increase overall working capital requirements.

        The Company utilized cash flow primarily to reduce the total of debt and accounts receivable sold by $102.5 million during the six months ended June 30, 2002 and by $206.9 million during the 12 months ended the same date. At June 30, 2002, the Company's debt to total capitalization ratio (adjusted to reflect the receivables then sold under the Company's Receivables Securitization Program as debt) was 34%, as compared to 42% at December 31, 2001 and 49% at June 30, 2001.

        In addition, the Company used cash flow to fund net capital expenditures (gross capital expenditures minus proceeds from property, plant and equipment dispositions) of $6.1 million and $19.1 million during the six months ended June 30, 2002 and 2001, respectively. Capitalized software expenditures totaled $3.5 million and $3.7 million during the first six months of 2002 and 2001, respectively. Net capital spending (net capital expenditures plus capitalized software expenditures) was $9.6 million and $22.8 million for the same respective periods. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. The Company also invested $32.7 million to acquire Peerless Paper in January 2001. The Company expects net capital spending for all of 2002 to total between $30 million and $35 million.

        The Company has also utilized cash flow to purchase shares of its stock. Under its share repurchase program initiated in October 2000, the Company purchased approximately $45.1 million of United stock through June 30, 2002. In July 2002, United's Board of Directors increased the amount authorized for share repurchases by an additional $50 million. During July 2002, the Company purchased approximately $4.9 million to complete the October 2000 program and began purchasing shares under the July 2002 increased authorization. See the discussion of share repurchases below under the sub-caption "Cash Flow."

        Operating cash requirements, capital expenditures and share repurchase activities are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at June 30, 2002, is summarized below:

Availability ($ in millions)
Funded debt	$249.2
Accounts receivable sold	45.0

Total utilized financing		$294.2
Revolving Credit Facility availability	215.8
Accounts receivable sold availability	115.0

Total unutilized		330.8

Total available financing at June 30, 2002		$625.0

        Restrictive covenants under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. At June 30, 2002, total funding from debt and the sale of accounts receivable was effectively limited by the leverage ratio covenant in the

Company's Credit Agreement to approximately $580.0 million, or $45.0 million less than the $625.0 million total then-available under the Company's facilities, as shown above.

        The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  Credit Agreement

        In order to restate and further amend the Second Amended and Restated Credit Agreement, dated April 3, 1998 (the "Prior Credit Agreement"), USSC, as borrower, and United, as guarantor, entered into the Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2000, and Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement, dated as of May 7, 2002 (as amended, the "Credit Agreement"), with various lenders and the administrative agent named therein. The Credit Agreement, among other things, provided a facility ("Tranche A Term Loan Facility") for the continuation of the term loans outstanding as of its effective date under the Prior Credit Agreement, an additional $150.0 million aggregate principal amount, five-year term loan facility (the "Tranche A-1 Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"), and a revolving credit facility of up to $250.0 million aggregate principal amount (the "Revolving Credit Facility").

        As of June 30, 2002, the aggregate principal amount of debt outstanding under the Term Loan Facilities included $119.3 million of term loan borrowings, including a $25.6 million Tranche A Term Loan Facility and a $93.7 million Tranche A-1 Term Loan Facility. Amounts outstanding under the Tranche A Term Loan Facility are to be repaid in seven quarterly installments of $3.7 million. Amounts outstanding under the Tranche A-1 Term Loan Facility are to be repaid in 12 quarterly installments of $7.8 million.

        The Revolving Credit Facility is limited by its terms to $250.0 million aggregate in principal amount, less the aggregate amount of letter of credit liabilities under the facilities. The Revolving Credit Facility matures on March 31, 2004. As of June 30, 2002, the Company had $215.8 million available under its Revolving Credit Facility after deducting certain outstanding letter-of-credit liabilities of $34.2 million. As described above, availability from time-to-time may effectively be further limited by restrictions imposed by financial covenants under the Credit Agreement.

        USSC's obligations under the Credit Agreement are guaranteed by United and secured by a first-priority pledge by United of USSC's stock. Additionally, USSC's obligations under the Credit Agreement are guaranteed by its direct and indirect subsidiaries (the "Affiliated Guarantors"), which exclude The Order People, USS Receivables Company, Ltd. and other foreign subsidiaries.

        As collateral security for the obligations of USSC and the Affiliated Guarantors, security interests and liens have been placed upon accounts receivable and related instruments, inventory, equipment, contract rights, intellectual property and all other tangible and intangible personal property (including proceeds) and fixtures and certain real property of USSC and the Affiliated Guarantors, other than accounts receivable sold in connection with the Company's Receivables Securitization Program as described below. Also securing these obligations are first priority pledges of all of the outstanding stock of USSC's domestic direct and indirect subsidiaries, including Lagasse and Azerty but excluding TOP, as well as certain of the stock of identified foreign direct and indirect subsidiaries of USSC, excluding USS Receivables Company, Ltd. (the "Receivables Company").

        The amounts outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix. The interest rate spread payable by USSC is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Tranche A Term Loan Facility and Revolving Credit Facility bear interest at the prime rate plus 0.00% to 1.00% per annum or, at the Company's option, the London Interbank Offered Rate

("LIBOR") plus 1.25% to 2.25% per annum. The Tranche A-1 Term Loan Facility bears interest at the prime rate plus 0.25% to 1.25% per annum or, at the Company's option, LIBOR plus 1.50% to 2.50% per annum. Adjustments to the interest rate spread occur on a quarterly basis after USSC delivers its financial statements (and related certificates as to compliance with the Credit Agreement) to the lenders under the Credit Agreement.

        In addition, the Credit Agreement contains various representations and warranties, affirmative and negative covenants, and events of default pertaining to the operations and assets of United, USSC and its subsidiaries and customary for financings of this type. The Company believes it was in compliance at June 30, 2002, with all covenants contained in the Credit Agreement.

        One of the covenants in the Credit Agreement restricts USSC's ability to pay cash dividends and make cash or other distributions in respect of USSC's capital stock to United. As United depends on cash resources from USSC, United's ability to make distributions in respect of its capital stock is effectively restricted under the Credit Agreement to those made for the limited purposes for which USSC may distribute cash to United, including United common stock acquisitions up to a specified aggregate dollar amount, the repurchase of its common stock (or related options) from management up to a permitted annual dollar amount and the payment of cash dividends. For USSC to make any cash distribution to United to fund any such permitted securities acquisitions or cash dividends by United, the Credit Agreement requires the absence of any default thereunder, satisfaction of a specific fixed charges ratio and minimum availability of at least $50 million under the Revolving Credit Facility for the preceding three-month period.

        Among its financial covenants, the Credit Agreement requires that the Company maintain certain financial ratios within defined ranges. At this time, the most restrictive such ratio for the Company is a leverage ratio. Pursuant to the agreement, the leverage ratio must not exceed 3.25 to 1 through December 30, 2002 and 3.00 to 1 thereafter. This ratio is computed by dividing the Company's aggregate consolidated indebtedness (including any receivables then sold under the Receivables Securitization Program but excluding any undrawn amounts under outstanding letters of credit) by an EBITDA measure that is defined for such purposes in the Credit Agreement. At June 30, 2002, this ratio was approximately 1.4. In addition, the Company must maintain other financial ratios, including a ratio of cash flow to fixed charges and a ratio of EBITDA to defined interest expenses. The Company believes that none of these covenants present significant liquidity restrictions under current operating conditions.

        The Credit Agreement contains various other negative covenants that, among other things: (1) limit the incurrence of indebtedness (including secured indebtedness) by the Company or any subsidiaries; (2) prohibit the making of restricted payments by USSC or its subsidiaries, subject to exceptions for certain subsidiary intercompany payments and cash dividends by USSC to United for specified purposes (including United share repurchases and operating expense payments) and within prescribed dollar limits; (3) limit debt and equity investments (including acquisitions) by the Company or its subsidiaries; (4) restrict transactions with affiliates unless certain conditions have been satisfied, including, among others, that any such transaction is in the ordinary course of business and is on terms no less favorable than those that could be obtained from an unaffiliated third party; (5) prohibit liens, other than any liens arising in connection with the Credit Agreement, certain other pre-existing indebtedness, the Receivables Securitization Program and certain other statutory, tax, contractual and immaterial liens; and (6) prohibit mergers or liquidations of the Company or any of its subsidiaries or their entry into any new lines of business, and limit their sale, lease or other disposition of assets.

  Senior Subordinated Notes and Other Debt

        The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998 under the 8.375% Notes Indenture. As of June 30, 2002, the aggregate outstanding principal amount of 8.375%

Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by United and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

        The Indenture governing the 8.375% Notes contains certain affirmative and negative covenants applicable to USSC and its subsidiaries which are customary for financings of this type. See Note 6 to the Condensed Consolidated Financial Statements included in this report. Included, among others, are restrictions on the ability of USSC to make distributions to United (conditioned on the absence of a default, cumulative aggregate dollar limitations and the satisfaction of a debt incurrence test) and on the ability of USSC and its subsidiaries to enter into transactions with their affiliates (which, in addition to conditions similar to those described above with respect to the comparable covenant under the Credit Agreement, may require Board approval and a fairness opinion if above prescribed dollar values). The restrictions imposed are of the same nature as those under the Credit Agreement, but are generally less restrictive.

        In addition, as of June 30, 2002, the Company had $29.8 million of industrial development bonds outstanding.

  Receivables Securitization Program

        As part of an overall financing strategy, the Company utilizes a standard third-party receivables securitization program (the "Receivables Securitization Program") to provide low-cost funding. Under this $163.0 million program, the Company sells its eligible accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Lagasse and foreign subsidiaries) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible accounts receivable to a trust, for which the trustee is JPMorgan Chase Bank. The trustee then sells investment certificates to third-party investors, which are backed by the accounts receivable owned by the trust. Affiliates of PNC Bank and JPMorgan Chase act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

        The documents evidencing the Receivables Securitization Program require the Receivables Company to comply with certain affirmative and negative covenants customary for facilities of this type, but include, among others, requirements to maintain a separate corporate existence from USSC and its affiliates and to maintain a minimum net worth of $45 million at all times. USSC acts as the servicer of the accounts receivable on behalf of the trustee, for which it receives a fee, and is required to deliver reports regarding the accounts receivable and related collections, as well as to comply with certain other covenants set forth in the servicing agreement.

        The sale of trade accounts receivable includes not only those eligible accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible accounts receivable created thereafter. In the ordinary course, the Receivables Company uses collections received by the trust to make distributions to USSC (subject to compliance with the Receivables Company's corporate formalities and the restrictions set forth in the documents evidencing the Receivables Securitization Program); however, in the event that receivables quality fails to satisfy certain standards, the trustee will retain the collections on the accounts receivable held by the trust and will use such collections to repay amounts owed to the trust by the Receivables Company. Upon the occurrence of such an event, USSC will cease selling its accounts receivable into the Receivables Securitization Program.

        Costs related to this facility vary on a monthly basis and generally are related to certain short-term interest rates. These costs are included in the Condensed Consolidated Statements of Income under the caption, "Other Expense."

        The Receivables Company determines the level of funding achieved by the sale of accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to the investors). At December 31, 2001, the Company decided to sell approximately $125.0 million of accounts receivable. At June 30, 2002, the Company elected to sell $45.0 million, based on reduced Company funding needs. As a result, the balance sheet assets of the Company as of June 30, 2002 and December 31, 2001 exclude $45.0 million and $125.0 million, respectively, of accounts receivable sold.

  Cash Flow

        The statements of cash flows for the Company for the periods indicated are summarized below:

	For the Six Months Ended June 30,
	2002	2001
	(dollars in thousands)
Net cash provided by operating activities	$28,417	$115,852
Net cash used in investing activities	(6,093)	(51,487)
Net cash used in financing activities	(28,469)	(64,547)

        Net cash provided by operating activities for the six months ended June 30, 2002 was $28.4 million. This includes a $74.6 million reduction in inventory (which is primarily due to lower inventory requirements based on lower sales volume as well as the Company's continued focus on working capital management), $39.9 million of net income, and $17.7 million of depreciation and amortization, partially offset by a $72.0 million increase in accounts receivable (which is primarily due to the $80.0 million reduction in receivables sold under the Receivables Securitization Program), and a $21.5 million decrease in accounts payable which is primarily due to lower inventory purchases. Net cash provided by operating activities reached $115.9 million for the six months ended June 30, 2001. This was primarily due to a $28.5 million decrease in accounts receivable (including a $2.0 million increase in receivables sold under the Receivables Securitization Program), a $105.5 million decrease in inventory, $43.5 million of net income and $18.2 million in depreciation and amortization, partially offset by a $59.3 million decrease in accounts payable.

        Net cash used in investing activities for the six months ended June 30, 2002 was $6.1 million, including $10.3 million for the purchase of property, plant and equipment offset by $4.2 million of proceeds primarily from the sale of assets related to CallCenter Services and the sale of a distribution center. Net cash used in investing activities for the six months ended June 30, 2001 was $51.5 million including $32.3 million for the acquisition of Peerless Paper Mills, Inc. and $22.5 million for purchase of plant, property, and equipment, offset by $3.4 million of proceeds. For further discussion of net cash used in investing activities, see "Liquidity and Capital Resources—General" on page 30.

        Net cash used in financing activities for the six months ended June 30, 2002 was $28.5 million, including $22.5 million of payments on the Company's Term Loan Facilities and $10.3 million for the acquisition of treasury stock through the Company's announced share repurchase program, partially offset by $5.0 million of proceeds from the issuance of treasury stock upon the exercise of outstanding stock options under the Company's management equity plans. Net cash used in financing activities for the six months ended June 30, 2001 was $64.5 million, including net payments of $43.0 million on the Company's Revolving Credit Facility, $18.3 million of payments on the Company's Term Loan Facilities, and $4.1 million for the acquisition of treasury stock through the Company's common stock repurchase program.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at June 30, 2002, of $249.2 million, and $45.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 34% of the outstanding debt and Receivables Exposure is priced at interest rates that are fixed. The remaining debt and Receivables Exposure are priced at interest rates that re-price with the market. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.0 million in interest expense, loss on the sale of certain accounts receivable and cash flows. The Company may from time-to-time enter into interest rate swaps, options or collars. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company does not use financial or commodity derivative instruments for trading purposes. Typically, the use of such derivative instruments is limited to interest rate swaps, options or collars on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to its financial position, results of operations and cash flows. As of June 30, 2002, the Company had no financial or commodity derivative instruments outstanding.

        The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso and the Canadian Dollar, as well as product purchases from Asian countries currently paid in U.S. dollars. Many of the products the Company sells in Mexico and Canada are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. The Company has not previously hedged these transactions, but it may enter into such transactions in the future.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of United Stationers Inc. held on May 8, 2002, the following matters were voted on:

  (a)
  Election of Directors. For the election of the following persons to serve as Class I directors of the corporation for a three year term expiring 2005, or until their respective successors are duly elected and qualified.

	Number of Votes
Class I Directors:
	For	Withheld
Daniel J. Good	30,636,269	427,253
Max D. Hopper	30,584,671	478,851

  As directors were elected by a plurality of the votes cast, broker non-votes and instructions to withhold voting authority were not counted and did not affect the outcome of the election.

  The remaining directors in Class II and III, Ilene S. Gordon, Roy W. Haley, Frederick B. Hegi, Jr., Randall W. Larrimore, Benson P. Shapiro and Alex D. Zoghlin continued in office.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    The list of exhibits filed with or incorporated by reference into this report is contained in the Index to Exhibits to this report on page 39, which is incorporated herein by reference.

  (b)
  Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the second quarter of 2002:

    —
    The Company filed a Current Report on Form 8-K on April 25, 2002, reporting under Item 5 preliminary sales and earnings information for the first quarter ended March 31, 2002.

    —
    The Company filed a Current Report on Form 8-K on June 17, 2002, reporting under Item 5, that Richard Gochnauer would become Chief Operating Officer and a member of the Board of Directors when he joined the Company on July 22, 2002 and that Randall W. Larrimore, current President and Chief Executive Officer, would retire from the Company in early 2003. At that time, Richard Gochnauer will become the President and Chief Executive Officer of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. UNITED STATIONERS SUPPLY CO. (Registrants)

Date: August 13, 2002	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of May 7, 2002, among USSC, United and JPMorgan Chase Bank, as agent for the lenders
15.1	Letter regarding unaudited interim financial information
15.2	Letter regarding unaudited interim financial information
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
PART 1—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statements of Operations (dollars in thousands) (unaudited)
Condensed Consolidating Statements of Operations (dollars in thousands) (unaudited)
Condensed Consolidating Balance Sheets
Condensed Consolidating Statements of Cash Flows
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS