Form 10-Q
period 2002-09-30
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2002-11-14
CIK 355999, 945633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file numbers:	United Stationers Inc.: 0-10653 United Stationers Supply Co.: 33-59811

UNITED STATIONERS INC.
UNITED STATIONERS SUPPLY CO.
(Exact Name of Registrant as Specified in its Charter)

United Stationers Inc.: Delaware United Stationers Supply Co.: Illinois (State or Other Jurisdiction of Incorporation or Organization)	United Stationers Inc.: 36-3141189 United Stationers Supply Co.: 36-2431718 (I.R.S. Employer Identification No.)

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

        On November 13, 2002, United Stationers Inc. had outstanding 32,471,769 shares of Common Stock, par value $0.10 per share. On November 13, 2002, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share, outstanding; United Stationers Inc. owns 100% of these shares.

        The registrant United Stationers Supply Co. meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format with respect to United Stationers Supply Co.

TABLE OF CONTENTS

		Page No.
Part I—Financial Information
Item 1.	Financial Statements
	Important Explanatory Note	3
	Independent Accountants' Review Report	4
	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2002 and 2001	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001	7
	Notes to Condensed Consolidated Financial Statements	8-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	34
Signatures		35
Certifications		36-37
Index to Exhibits		38

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
United Stationers Inc.

        We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                          /s/Ernst & Young LLP

Chicago, Illinois
October 23, 2002

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of September 30, 2002	As of December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,206	$28,814
Accounts receivable, net	415,732	352,047
Inventory	532,017	581,705
Other current assets	18,769	28,532

Total current assets	985,724	991,098
Property, plant and equipment, net	180,005	189,012
Goodwill, net	180,086	180,117
Other	25,359	20,360

Total assets	$1,371,174	$1,380,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$305,066	$336,722
Accrued liabilities	150,105	147,640
Deferred credits	61,875	41,000
Current maturities of long-term debt	53,408	52,970

Total current liabilities	570,454	578,332
Deferred income taxes	21,052	18,228
Long-term debt	194,318	218,735
Other long-term liabilities	23,137	26,611

Total liabilities	808,961	841,906
Stockholders' equity:
Common stock, $0.10 par value, authorized 100,000,000 shares, issued 37,217,814 in 2002 and 2001	3,722	3,722
Additional paid-in capital	313,343	310,150
Treasury stock, at cost—4,769,965 shares in 2002 and 3,613,954 shares in 2001	(104,821)	(69,402)
Retained earnings	356,239	297,407
Accumulated other comprehensive loss	(6,270)	(3,196)

Total stockholders' equity	562,213	538,681

Total liabilities and stockholders' equity	$1,371,174	$1,380,587

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$932,486	$950,910	$2,778,183	$2,989,638
Cost of goods sold	796,772	798,507	2,366,921	2,516,109

Gross profit	135,714	152,403	411,262	473,529
Operating expenses:
Warehousing, marketing and administrative expenses	100,428	107,053	305,260	336,581
Goodwill amortization	—	1,461	—	4,426
Restructuring charge (reversal)	—	47,603	(2,425)	47,603

Total operating expenses	100,428	156,117	302,835	388,610

Income (loss) from operations	35,286	(3,714)	108,427	84,919
Interest expense, net	4,122	4,845	12,678	19,298
Other expense, net	847	1,215	1,617	3,333

Income (loss) before income taxes	30,317	(9,774)	94,132	62,288
Income tax expense (benefit)	11,370	(3,831)	35,300	24,778

Net income (loss)	$18,947	$(5,943)	$58,832	$37,510

Net income (loss) per common share:
Net income (loss) per share	$0.57	$(0.18)	$1.76	$1.12

Average number of common shares outstanding	32,963	33,668	33,492	33,441
Net income (loss) per common share—assuming dilution:
Net income (loss) per share	$0.57	$(0.18)	$1.73	$1.11

Average number of common shares outstanding—assuming dilution	33,307	33,668	34,067	33,810

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net income	$58,832	$37,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,495	27,772
Amortization of capitalized financing costs	853	1,008
Restructuring charge—asset write-down	—	15,925
Other	823	(4,036)
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,685)	(14,565)
Decrease in accounts receivable sold	(43,000)	(40,000)
Decrease in inventory	49,688	133,233
Decrease (increase) in other assets	1,037	(27,890)
Decrease in accounts payable	(31,656)	(22,753)
Increase in accrued liabilities	4,864	37,935
Increase in deferred credits	20,875	19,985
(Decrease) increase in other liabilities	(3,474)	10,277

Net cash provided by operating activities	63,652	174,401
Cash Flows From Investing Activities:
Capital expenditures	(19,565)	(28,754)
Acquisitions	—	(32,322)
Proceeds from the sale of Positive ID.	—	14,941
Proceeds from the disposition of property, plant and equipment	4,191	3,792
Other	—	(60)

Net cash used in investing activities	(15,374)	(42,403)
Cash Flows From Financing Activities:
Principal payments on debt	(33,979)	(29,701)
Net borrowings (payments) under revolver	10,000	(98,000)
Issuance of treasury stock	5,083	14,571
Acquisition of treasury stock, at cost	(38,310)	(4,124)
Payment of employee withholding tax related to stock option exercises	(680)	(963)

Net cash used in financing activities	(57,886)	(118,217)

Net change in cash and cash equivalents	(9,608)	13,781
Cash and cash equivalents, beginning of period	28,814	19,784

Cash and cash equivalents, end of period	$19,206	$33,565

Other Cash Flow Information:
Income taxes paid	$28,216	$25,442
Interest paid	9,617	25,724
Discount on the sale of accounts receivable	1,492	6,022

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

        In the opinion of the Company's management, the Condensed Consolidated Financial Statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, manufacturers' allowances, inventory, self-insurance, customer rebates, price changes and product mix. The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate. Certain amounts from prior periods have been reclassified to conform to the 2002 presentation.

        The Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary, United Stationers Supply Co. ("USSC"), and its subsidiaries—collectively the "Company." The Company is the largest general line business products wholesaler in the United States and provider of marketing and logistics services to resellers, with trailing 12 months net sales of approximately $3.7 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 36 USSC regional distribution centers, 24 dedicated Lagasse, Inc. ("Lagasse") distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers and two distribution centers that serve the Canadian marketplace. During the second quarter of 2002, the computer systems and product offerings of Azerty Incorporated ("Azerty"), a wholly owned subsidiary of USSC, were integrated into USSC. In connection with this integration, the Company closed the four separate U.S. Azerty distribution centers.

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

Sale of CallCenter Services Business

        During 2000, the Company established The Order People ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products. To become a full service provider, on July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. CallCenter Services, Inc. was a customer relationship management outsourcing service company with inbound call centers in Wilkes-Barre, Pennsylvania, and Salisbury, Maryland. In November 2001, the Wilkes-Barre portion of the business acquired as part of CallCenter Services, Inc. was sold to Customer Satisfaction First for a nominal cash payment, the assumption of associated liabilities and the payment of expenses relating to that business during a post-closing transition period.

Disputes relating to expense payments and certain liabilities associated with this sale have adversely contributed to the operating expenses attributable to TOP during 2002. In the second quarter of 2002, the Company sold the Salisbury portion of the business acquired as a part of CallCenter Services, Inc. to 1-800-BARNONE, a Financial Corporation, Inc. for $1.2 million in cash and the assumption of $1.7 million of debt. The sale of these assets did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Common Stock Repurchase

        During the nine months ended September 30, 2002, the Company purchased 1.4 million shares at a cost of $38.3 million, compared with purchases of 0.2 million shares at a cost of $4.1 million during the same period last year. As of September 30, 2002, the Company has authorization to purchase an additional $27 million of its common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend repurchasing its own common stock at any time without notice.

        Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the nine months ended September 30, 2002 and 2001, the Company reissued 209,090 shares and 573,776 shares, respectively, of treasury stock primarily to fulfill its obligations under its management equity plans.

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

Inventory

        Inventory constituting approximately 88% and 77% of total inventory at September 30, 2002 and December 31, 2001, respectively, has been valued under the last-in, first-out ("LIFO") method. The increase in the percentage of inventory on LIFO is primarily the result of the integration of Azerty's product offering into USSC. Inventory valued under the first-in, first-out ("FIFO") and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company, inventory would have been approximately $24.4 million and $26.2 million higher than reported at September 30, 2002 and December 31, 2001, respectively. Inventory reserves are recorded for shrinkage, obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the Company to annually, or more frequently if impairment indicators arise, test goodwill and other indefinite-lived intangible assets for impairment rather than amortize them. The Company completed its impairment analysis for its goodwill in the second quarter of 2002. The Company's assessment resulted in no adjustment to the net carrying amount of goodwill. For the year ended December 31, 2001, the Company recorded after-tax goodwill amortization of $5.3 million, or $0.16 per share.

        The following table reflects the actual results for the three and nine months ended September 30, 2002, and the pro forma results for the same periods last year, assuming the discontinuation of goodwill amortization (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss):
As reported	$18,947	$(5,943)	$58,832	$37,510
After-tax goodwill amortization	—	1,359	—	4,068

Adjusted net income (loss)	$18,947	$(4,584)	$58,832	$41,578

Net income (loss) per share:
As reported	$0.57	$(0.18)	$1.76	$1.12
After-tax goodwill amortization	—	0.04	—	0.12

Adjusted net income (loss) per share	$0.57	$(0.14)	$1.76	$1.24

Net income (loss) per share—assuming dilution:
As reported	$0.57	$(0.18)	$1.73	$1.11
After-tax goodwill amortization	—	0.04	—	0.12

Adjusted net income (loss) per share—assuming dilution	$0.57	$(0.14)	$1.73	$1.23

Software Capitalization

        The Company capitalizes internal-use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years.

Self-Insurance Liability Estimates

        The Company is primarily responsible for retained liabilities related to workers' compensation, auto and general liability and certain employee health benefits. The Company records an expense for claims incurred but not reported based on historical trends and certain assumptions about future events. The Company has an annual aggregate maximum cap on employee medical benefits. In addition, the Company has both an individual per claim maximum loss and an annual aggregate maximum cap on workers' compensation claims.

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

Foreign Currency Translation

        The functional currency for the Company's foreign operations is the local currency. Assets and liabilities of these operations are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions were not material.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported on the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

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

Balance Sheet Presentation

        The Company receives promotional incentives from certain suppliers based on their participation in the Company's general line catalog and other annual and quarterly publications. These incentives are recorded as a reduction to cost of goods sold as they are earned over the life of the publications, and the unearned portion is disclosed on the Company's Condensed Consolidated Balance Sheets as "deferred credits". The uncollected incentives due from suppliers are included in accounts receivable. Prior to this quarter, the accounts receivable balance shown on the Company's Condensed Consolidated Balance Sheets included the deferred credits.

        For comparative purposes, the Company adjusted its Condensed Consolidated Balance Sheet for the period ended December 31, 2001 to the current year presentation. This resulted in an increase of $41.0 million to the previously reported current assets and current liabilities and had no effect on trade accounts receivable days outstanding, working capital, net income, earnings per share or equity. The following table sets forth the impact of the change in presentation on the previously reported accounts receivable balance and the amounts that would have been shown as deferred credits on the Company's Condensed Consolidated Balance Sheets (in thousands):

	As of June 30, 2002	As of March 31, 2002	As of December 31, 2001
As Previously Reported:
Accounts receivable, net	$383,041	$399,222	$311,047
Deferred credits	—	—	—
Current Presentation:
Accounts receivable, net	$393,989	$424,464	$352,047
Deferred credits	10,948	25,242	41,000

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

        The restructuring plan called for a workforce reduction of 1,375. These positions primarily related to The Order People and call center operations. The associate groups affected by the restructuring plan included management personnel, inside and outside sales representatives, call center associates, distribution workers, and hourly administrative staff. The restructuring plan was designed to have all initiatives completed within approximately one year from the commitment date. As of September 30, 2002, the restructuring plan is substantially complete.

        During the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge. During the first quarter 2002, the Company reversed $0.7 million of the pre-tax cash charge and $1.7 million of the non-cash charge. The major components of the restructuring charge and the remaining accrual balance as of September 30, 2002 are as follows (in thousands):

	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Charge
Restructuring charge	$19,189	$12,489	$31,678	$15,925	$47,603
Amounts reversed into income:
For the nine months ended Sept. 30, 2002	(503)	(197)	(700)	(1,725)	(2,425)
Amounts utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
For the nine months ended Sept. 30, 2002	(10,951)	(1,945)	(12,896)	1,725	(11,171)

Total amounts utilized	(13,974)	(3,171)	(17,145)	(14,200)	(31,345)

Accrued restructuring costs—as of September 30, 2002	$4,712	$9,121	$13,833	$—	$13,833

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

        Implementation costs are recognized as incurred and consist of costs directly related to the realization of the restructuring plan. These costs include training, stay bonuses, consulting fees, costs to relocate inventory, and accelerated depreciation. Implementation costs incurred during third quarter of 2002 and the nine months ended September 30, 2002 totaled $0.8 million and $5.1 million, respectively. Accumulated implementation costs incurred for the period September 30, 2001 through September 30, 2002 were $7.3 million. The Company estimates that the remaining implementation costs, which will be expensed as incurred during the fourth quarter of 2002, should total approximately $0.5 million.

        As of September 30, 2002, the Company had completed the closure of 10 distribution centers and three USSC call centers, eliminated one administrative office, divested the call center operations dedicated to serving The Order People's clients and implemented its organizational restructuring and workforce reduction. As a result, the Company reduced its workforce by approximately 1,271 associates through its voluntary and involuntary termination programs. The remaining workforce reductions will be associated with the corporate call center operations and will be completed during the fourth quarter of 2002. The Company believes it is on target to save $25 million during 2002 as a result of the restructuring initiative. These savings will be split between gross margin and operating expenses.

4.    Comprehensive Income (Loss)

        The following table sets forth the computation of comprehensive income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)
	2002	2001	2002	2001
Net income (loss)	$18,947	$(5,943)	$58,832	$37,510
Unrealized currency translation adjustment	(1,542)	(2,356)	(2,236)	(2,104)
Minimum pension liability adjustment	—	—	(838)	—

Total comprehensive income (loss)	$17,405	$(8,299)	$55,758	$35,406

5.    Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Diluted EPS for the three months ended September 30, 2001, excludes 483,478 common stock equivalents because they were anti-dilutive. Stock options are considered dilutive securities.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$18,947	$(5,943)	$58,832	$37,510
Denominator:
Denominator for basic earnings per share—
Weighted average shares	32,963	33,668	33,492	33,441
Effect of dilutive securities:
Employee stock options	344	—	575	369

Denominator for diluted earnings per share—
Adjusted weighted average shares and the effect of dilutive securities	33,307	33,668	34,067	33,810

Net income (loss) per common share:
Net income (loss) per share	$0.57	$(0.18)	$1.76	$1.12
Net income (loss) per share—assuming dilution	$0.57	$(0.18)	$1.73	$1.11

6.    Long-Term Debt

        United is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its operating subsidiary, USSC, and from borrowings by USSC. The Credit Agreement (as defined below) and the indentures governing the Company's 8.375% Notes (as defined below) contain restrictions on the ability of USSC to transfer cash to United.

        Long-term debt consisted of the following amounts (in thousands):

	As of September 30, 2002	As of December 31, 2001
Revolver	$10,000	$—
Tranche A term loan, due in installments until March 31, 2004	21,902	32,331
Tranche A-1 term loan, due in installments until June 30, 2005	85,938	109,375
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	14,300	14,300
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	15,500	15,500
Other long-term debt	86	199

Subtotal	247,726	271,705
Less—current maturities	(53,408)	(52,970)

Total	$194,318	$218,735

        The prevailing prime interest rate at both September 30, 2002 and December 31, 2001 was 4.75%.

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

        As of September 30 2002, the aggregate principal amount of debt outstanding under the Term Loan Facilities included $107.8 million of term loan borrowings. This consisted of $21.9 million under the Tranche A Term Loan Facility and $85.9 million under the Tranche A-1 Term Loan Facility. Amounts outstanding under the Tranche A Term Loan Facility are to be repaid in six quarterly installments of $3.7 million. Amounts outstanding under the Tranche A-1 Term Loan Facility are to be repaid in 11 quarterly installments of $7.8 million.

        The Revolving Credit Facility is limited by its terms to $250.0 million in aggregate principal amount, less the aggregate amount of letter of credit liabilities under the facility. The Revolving Credit Facility matures on March 31, 2004. As of September 30, 2002, the Company had $205.8 million available under its Revolving Credit Facility after deducting $10.0 million of outstanding borrowing and certain outstanding letter-of-credit liabilities of $34.2 million. Availability may effectively be further reduced based on limitations imposed by financial covenants under the Credit Agreement. See "Liquidity and Capital Resources—General" on page 29 for further discussion of these restrictions.

        USSC's obligations under the Credit Agreement are guaranteed by United and secured by a first-priority pledge by United of USSC's stock. Additionally, USSC's obligations under the Credit Agreement are guaranteed by its direct and indirect subsidiaries (the "Affiliated Guarantors"), which exclude TOP, USS Receivables Company, Ltd. (the "Receivables Company") and other foreign subsidiaries.

        As collateral security for the obligations of USSC and the Affiliated Guarantors, security interests and liens have been placed upon accounts receivable and related instruments, inventory, equipment, contract rights, intellectual property and all other tangible and intangible personal property (including proceeds) and fixtures and certain real property of USSC and the Affiliated Guarantors, other than accounts receivable sold in connection with the Receivables Securitization Program (as defined). Also securing these obligations are first priority pledges of all of the outstanding stock of USSC and its domestic direct and indirect subsidiaries, including Lagasse and Azerty but excluding TOP, as well as certain of the stock of identified foreign direct and indirect subsidiaries of USSC excluding the Receivables Company. The loans outstanding under the Term Loan Facilities and the Revolving Credit Facility bear interest as determined within a pricing matrix. The interest rate is based on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Tranche A Term Loan Facility and Revolving Credit Facility bear interest at the prime rate plus 0.00% to 1.00% per annum, or, at the Company's option, the London Interbank Offered Rate ("LIBOR") plus 1.25% to 2.25% per annum. The Tranche A-1 Term Loan Facility bears interest at the prime rate plus 0.25% to 1.25% per annum or, at the Company's option, LIBOR plus 1.50% to 2.50% per annum.

        The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type. The Company believes it was in compliance at September 30, 2002 with the covenants contained in the Credit Agreement.

        The right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restrict or prohibit USSC's ability to pay cash dividends and make other distributions to United.

8.375%Senior Subordinated Notes

        The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998, under the 8.375% Notes Indenture. As of September 30, 2002, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year. The 8.375% Notes are redeemable at the option of USSC at any time on or after April 15, 2003, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):

Year Beginning April 15,	Redemption Price
2003	104.188%
2004	102.792%
2005	101.396%

        After 2005, the 8.375% Notes are payable at 100% of the principal amount, in each case together with accrued and unpaid interest, if any, to the redemption date.

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

        The Indenture governing the 8.375% Notes contains certain affirmative and negative covenants applicable to USSC and its subsidiaries which are customary for financings of this type, including, among others, restrictions on the ability of USSC to make distributions to United (conditioned on the absence of a default, cumulative aggregate dollar limitations and the satisfaction of a debt incurrence test) and on the ability of USSC and its subsidiaries to enter into transactions with their affiliates (which, in addition to conditions similar to those described above with respect to the comparable covenant under the Credit Agreement, may require Board approval and a fairness opinion if above prescribed dollar values). The restrictions imposed are of the same nature as those under the Credit Agreement, but are generally less restrictive.

        In addition, the 8.375% Notes Indenture contains certain covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, the existence of liens, disposition of proceeds of asset sales, the making of guarantees by restricted subsidiaries, transfer and issuances of stock of subsidiaries, the imposition of certain payment restrictions on restricted subsidiaries and certain mergers and sales of assets. The 8.375% Notes Indenture also permits the issuance of up to $100.0 million aggregate principal amount of additional 8.375% Notes having substantially identical terms and conditions to the 8.375% Notes, subject to compliance with the covenants contained in the 8.375% Notes Indenture, including compliance with the restrictions contained in the 8.375% Notes Indenture relating to incurrence of indebtedness.

7.    Trade Accounts Receivable

        As part of an overall financing strategy, the Company utilizes a standard third-party receivables securitization program (the "Receivables Securitization Program"), to provide low-cost funding. Under this $163.0 million program, the Company sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Lagasse and foreign subsidiaries) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible trade accounts receivable to a trust, for which the trustee is JPMorgan Chase Bank. The trustee then sells investment certificates to third-party investors, which are backed by the accounts receivable owned by the trust. As a result of the short average collection cycle referred to below, proceeds from the collections under this revolving agreement were $2.2 billion for the nine months ended September 30, 2002 and 2001. Affiliates of PNC Bank and JPMorgan Chase act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

        The Receivables Securitization Program is accounted for as a sale in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under these arrangements are excluded from accounts receivable in the Company's Condensed Consolidated Balance Sheets. The annual interest rate on the investment certificates issued under the Receivables Securitization Program during the three months ended September 30, 2002 was 1.9%, and ranged between 3.5% and 3.9% during the same period last year. For the nine months ended September 30, 2002 and 2001, the annual interest rate was 1.9% and ranged between 3.5% and 6.5%, respectively. The Company's retained interests on $323.6 million and $244.8 million of receivables in the master trust as of September 30, 2002 and December 31, 2001 were approximately $241.6 million and $119.8 million, respectively. Accordingly, as of September 30, 2002 and December 31, 2001, the Company had sold $82.0 million and $125.0 million, respectively, of trade accounts receivable through the Receivables Securitization Program. The retained interest, which is included in the accounts receivable balance reflected on the Condensed Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such trade accounts receivable of approximately 40 days and the Company's collection history, the fair value of the Company's retained interest approximates book value.

        Losses recognized on the sale of trade accounts receivable totaled approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2002, respectively, and $1.5 million and $5.9 million for the three and nine months ended September 30, 2001, respectively. These costs vary on a monthly basis and generally are related to certain short-term interest rates. These costs are included in the Condensed Consolidated Statements of Operations under the caption "Other Expense, net."

        The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. No accounts receivable sold to the master trust were written off during the nine months ended September 30, 2002 or the 12 months ended December 31, 2001.

8.    Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognized at the date of commitment to an exit plan as was dictated under EITF No. 94-3. The Company will adopt SFAS No. 146 on January 1, 2003, and based on current circumstances, does not believe that this adoption will have a material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires most gains and losses from extinguishment of debt to be presented as a gain or loss from continuing operations rather than as an extraordinary item. Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13, which requires that certain capital lease modifications be treated as a sale-leaseback transaction. The Company will adopt SFAS No. 145 on January 1, 2003 and, based on current circumstances, does not believe that this adoption will have a material impact on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 and the adoption did not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.

Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS No. 143 on January 1, 2003 and, based on current circumstances, does not believe that the impact of adopting of SFAS No. 143 will have a material impact on its financial position or results of operations.

9.    Condensed Consolidating Financial Statements—Unaudited

        The following table presents condensed consolidating financial information, as required by the Company's 8.375% Notes, for United Stationers Inc., the parent holding company and guarantor; United Stationers Supply Co., the issuer; The Order People, Lagasse, United Stationers Financial Services LLC, and United Stationers Technology Services LLC, the subsidiary guarantors; United Worldwide Limited, United Stationers Hong Kong Limited and the Receivables Company, are non-guarantors; and elimination adjustments. Separate financial statements of the guarantors are not presented, as the Company believes the condensed consolidating financial information is more meaningful in understanding the statements of operations, balance sheets, and cash flows of the guarantor subsidiaries. Therefore, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information

Condensed Consolidating Statements of Operations
(dollars in thousands)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2002:
Net sales	$—	$830,804	$142,133	$6,503	$(46,954)	$932,486
Cost of goods sold	—	710,776	86,438	—	(442)	796,772

Gross profit	—	120,028	55,695	6,503	(46,512)	135,714
Warehousing, marketing and administrative expenses	—	104,633	19,530	968	(24,703)	100,428

Income (loss) from operations	—	15,395	36,165	5,535	(21,809)	35,286
Interest (income) expense, net	(1,315)	6,128	(691)	2,839	(2,839)	4,122
Other (income) expense, net	—	13,514	7,117	—	(19,784)	847

Income (loss) before income taxes	1,315	(4,247)	29,739	2,696	814	30,317
Income tax expense (benefit)	493	(1,591)	11,153	1,011	304	11,370
Equity from subsidiaries	17,618	1,685	—	—	(19,303)	—

Net income (loss)	$18,440	$(971)	$18,586	$1,685	$(18,793)	$18,947

For the Three Months Ended September 30, 2001:
Net sales	$—	$691,106	$285,198	$6,968	$(32,362)	$950,910
Cost of goods sold	—	564,029	236,634	—	(2,156)	798,507

Gross profit	—	127,077	48,564	6,968	(30,206)	152,403
Warehousing, marketing and administrative expenses	—	101,438	28,511	828	(22,263)	108,514
Restructuring charge	—	30,072	17,531	—	—	47,603

Total operating expenses	—	131,510	46,042	828	(22,263)	156,117

(Loss) income from operations	—	(4,433)	2,522	6,140	(7,943)	(3,714)
Interest (income) expense, net	(1,732)	4,640	403	3,068	(1,534)	4,845
Other expense (income), net	—	15,050	—	—	(13,835)	1,215

Income (loss) before income taxes	1,732	(24,123)	2,119	3,072	7,426	(9,774)
Income tax expense (benefit)	697	(9,568)	853	1,227	2,960	(3,831)
Equity from subsidiaries	(6,978)	1,845	—	—	5,133	—

Net (loss) income	$(5,943)	$(12,710)	$1,266	$1,845	$9,599	$(5,943)

Condensed Consolidating Statements of Operations
(dollars in thousands)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2002:
Net sales	$—	$2,276,033	$619,785	$16,411	$(134,046)	$2,778,183
Cost of goods sold	—	1,918,622	453,062	—	(4,763)	2,366,921

Gross profit	—	357,411	166,723	16,411	(129,283)	411,262
Warehousing, marketing and administrative expenses	—	300,554	71,717	2,654	(69,665)	305,260
Restructuring reversal	—	(492)	(1,933)	—	—	(2,425)

Total operating expenses	—	300,062	69,784	2,654	(69,665)	302,835

Income (loss) from operations	—	57,349	96,939	13,757	(59,618)	108,427
Interest (income) expense, net	(3,900)	18,085	(1,507)	7,654	(7,654)	12,678
Other expense (income), net	—	37,522	18,777	—	(54,682)	1,617

Income before income taxes	3,900	1,742	79,669	6,103	2,718	94,132
Income taxes	1,462	654	29,876	2,289	1,019	35,300
Equity from subsidiaries	54,695	3,814	—	—	(58,509)	—

Net income (loss)	$57,133	$4,902	$49,793	$3,814	$(56,810)	$58,832

For the Nine Months Ended September 30, 2001:
Net sales	$—	$2,178,200	$847,793	$20,665	$(57,020)	$2,989,638
Cost of goods sold	—	1,781,792	741,132	—	(6,815)	2,516,109

Gross profit	—	396,408	106,661	20,665	(50,205)	473,529
Warehousing, marketing and administrative expenses	—	288,970	74,674	2,443	(25,080)	341,007
Restructuring charge	—	30,072	17,531	—	—	47,603

Total operating expenses	—	319,042	92,205	2,443	(25,080)	388,610

Income (loss) from operations	—	77,366	14,456	18,222	(25,125)	84,919
Interest (income) expense, net	(5,864)	17,468	2,449	11,164	(5,919)	19,298
Other expense (income), net	—	33,537	—	—	(30,204)	3,333

Income before income taxes	5,864	26,361	12,007	7,058	10,998	62,288
Income taxes	2,334	10,478	4,779	2,809	4,378	24,778
Equity from subsidiaries	33,980	4,249	—	—	(38,229)	—

Net income (loss)	$37,510	$20,132	$7,228	$4,249	$(31,609)	$37,510

Condensed Consolidating Balance Sheets
(dollars in thousands)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of September 30, 2002:
ASSETS
Cash and cash equivalents	$425	$10,488	$6,962	$1,331	$—	$19,206
Accounts receivable, net	—	137,954	71,768	273,263	(67,253)	415,732
Inventory	—	475,999	56,018	—	—	532,017
Other current assets	—	21,392	4,352	9	(6,984)	18,769
Property, plant and equipment, net	—	167,588	12,396	19	2	180,005
Goodwill, net	—	69,736	110,350	—	—	180,086
Intercompany notes receivable	113,440	—	106,762	—	(220,202)	—
Investment in subsidiaries	738,745	283,381	138,396	—	(1,160,522)	—
Other noncurrent assets	2	14,316	14,545	—	(3,504)	25,359

Total assets	$852,612	$1,180,854	$521,549	$274,622	$(1,458,463)	$1,371,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	—	273,407	31,656	—	3	305,066
Accrued liabilities	4,090	99,889	51,087	3,329	(8,290)	150,105
Deferred credits	—	61,875	—	—	—	61,875
Current maturities of long-term debt	—	53,348	60	—	—	53,408
Deferred income taxes	—	21,242	—	—	(190)	21,052
Long-term obligations	—	216,700	755	82,000	(82,000)	217,455
Intercompany notes payable	—	179,066	—	41,136	(220,202)	—
Stockholders' equity	848,522	275,327	437,991	148,157	(1,147,784)	562,213

Total liabilities and stockholders' equity	$852,612	$1,180,854	$521,549	$274,622	$(1,458,463)	$1,371,174

As of December 31, 2001:
ASSETS
Cash and cash equivalents	$424	$19,349	$7,673	$1,368	$—	$28,814
Accounts receivable, net	—	89,764	170,429	220,031	(128,177)	352,047
Inventory	—	450,278	131,427	—	—	581,705
Other current assets	—	30,287	5,214	16	(6,985)	28,532
Property, plant and equipment, net	—	171,031	17,963	18	—	189,012
Goodwill, net	—	67,674	112,443	—	—	180,117
Intercompany notes receivable	109,539	51,155	54,978	—	(215,672)	—
Investment in subsidiaries	630,880	249,309	30,630	—	(910,819)	—
Other noncurrent assets	4	11,303	12,540	—	(3,487)	20,360

Total assets	$740,847	$1,140,150	$543,297	$221,433	$(1,265,140)	$1,380,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	—	253,561	87,261	—	(4,100)	336,722
Accrued liabilities	2,549	92,935	52,592	5,016	(5,452)	147,640
Deferred credits	—	41,000	—	—	—	41,000
Current maturities of long-term debt	—	52,830	140	—	—	52,970
Deferred income taxes	—	18,418	(190)	—	—	18,228
Long-term obligations	—	261,390	(16,044)	125,000	(125,000)	245,346
Intercompany notes payable	—	109,539	51,155	54,978	(215,672)	—
Stockholders' equity	738,298	310,477	368,383	36,439	(914,916)	538,681

Total liabilities and stockholders' equity	$740,847	$1,140,150	$543,297	$221,433	$(1,265,140)	$1,380,587

Condensed Consolidating Statements of Cash Flows
(dollars in thousands)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Nine Months Ended September 30, 2002:
Net cash provided by (used in) operating activities	$33,228	$69,276	$50,573	$(48,955)	$(40,470)	$63,652
Cash flows from investing activities:
Capital expenditures	—	(18,149)	(1,410)	(6)	—	(19,565)
Proceeds from the disposition of property, plant and equipment	—	2,910	1,281	—	—	4,191
Investment in subsidiaries	—	(107,766)	(107,766)	—	215,532	—

Net cash (used in) provided by investing activities	—	(123,005)	(107,895)	(6)	215,532	(15,374)
Cash flows from financing activities:
Borrowings under revolver	—	10,000	—	—	—	10,000
Principal payments of debt	—	(33,979)	—	(45,000)	45,000	(33,979)
Issuance of treasury stock	5,083	—	—	—	—	5,083
Acquisition of treasury stock, at cost	(38,310)	—	—	—	—	(38,310)
Capital contribution	—	—	107,766	107,766	(215,532)	—
Intercompany notes payable	—	69,527	(51,155)	(13,842)	(4,530)	—
Payment of employee withholding tax related to stock option exercises	—	(680)	—	—	—	(680)

Net cash (used in) provided by financing activities	(33,227)	44,868	56,611	48,924	(175,062)	(57,886)

Net change in cash and cash equivalents	1	(8,861)	(711)	(37)	—	(9,608)
Cash and cash equivalents, beginning of period	424	19,349	7,673	1,368	—	28,814

Cash and cash equivalents, end of period	$425	$10,488	$6,962	$1,331	$—	$19,206

For the Nine Months Ended September 30, 2001:
Net cash (used in) provided by operating activities	$(14,571)	$153,418	$(463)	$40,865	$(4,848)	$174,401
Cash flows from investing activities:
Acquisitions	—	—	(32,322)	—	—	(32,322)
Capital expenditures	—	(18,639)	(10,115)	—	—	(28,754)
Proceeds from the disposition of property, plant and equipment	—	3,792	—	—	—	3,792
Proceeds from the sale of Positive ID.	—	—	14,941	—	—	14,941
Investment in subsidiaries	4,124	—	—	—	(4,124)	—
Other	—	(60)	—	—	—	(60)

Net cash provided by (used in) investing activities	4,124	(14,907)	(27,496)	—	(4,124)	(42,403)
Cash flows from financing activities:
Net repayments under revolver	—	(98,000)	—	—	—	(98,000)
Principal payments of debt	—	(29,701)	—	(50,000)	50,000	(29,701)
Issuance of treasury stock	14,571	—	—	—	—	14,571
Acquisition of treasury stock, at cost	(4,124)	—	—	—	—	(4,124)
Intercompany dividend	—	(4,124)	—	—	4,124	—
Intercompany notes payable	—	6,037	30,491	8,624	(45,152)	—
Payment of employee withholding tax related to stock option exercises	—	(963)	—	—	—	(963)

Net cash provided by (used in) financing activities	10,447	(126,751)	30,491	(41,376)	8,972	(118,217)

Net change in cash and cash equivalents	—	11,760	2,532	(511)	—	13,781
Cash and cash equivalents, beginning of period	424	13,202	4,201	1,957	—	19,784

Cash and cash equivalents, end of period	$424	$24,962	$6,733	$1,446	$—	$33,565

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

        The following Management's Discussion and Analysis and other parts of this Quarterly Report on Form 10-Q contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include references to plans, strategies, objectives, projected costs and savings, anticipated future performance or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management's current expectations, forecasts and assumptions. They involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, but are not limited to: the Company's restructuring plan, including its ability to realize expected cost savings from facility rationalization, systems integration and other initiatives and the timing of any of these savings; the Company's ability to streamline its organization and operations, integrate acquired businesses and implement general cost-reduction initiatives; the Company's reliance on key suppliers and the impact of fluctuations in their pricing; variability in vendor allowances and promotional incentives payable to the Company based on its inventory purchase volumes or vendor participation in the Company's general line catalog and other annual and quarterly publications and the impact of these on the Company's gross margin; the Company's ability to anticipate and respond to changes in end-user demand; the impact of variability in customer demand on the Company's product offerings and sales mix and, in turn, on customer rebates payable by the Company and the Company's gross margin; competitive activity and competitive pricing pressures; reliance on key management personnel; and economic conditions and changes affecting the business products industry and the general economy. For additional information on these and other factors, please see the other reports filed by the Company with the Securities and Exchange Commission this year.

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

Background

        United Stationers Inc. ("United") through its wholly owned operating subsidiary, United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, the "Company") is the largest general line business products wholesaler in the United States and a provider of marketing and logistics services to resellers, with trailing 12 months net sales of $3.7 billion. The Company's business products offerings comprise five principal product categories—traditional office products, computer consumables, office furniture, janitorial/sanitation and other facilities supplies and business machines and presentation products. The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-users. Many of these resellers are commercial dealers, contract stationers (including the contract stationer divisions of national office product superstores) and retail dealers.

        The Company's products are distributed through a computer-based network of 36 USSC regional distribution centers, 24 dedicated Lagasse, Inc. ("Lagasse") distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers and two distribution centers that serve the Canadian marketplace. During the second quarter of 2002, the information technology systems and product offerings of Azerty Incorporated ("Azerty"), a wholesale supplier of computer consumables and peripherals, wholly owned by USSC, were integrated into USSC, and the Company closed the four dedicated U.S. Azerty distribution centers. Following the integration, the Company is continuing to market computer consumables under the Azerty name. In addition, the Company consolidated four regional USSC customer service call centers into two national call centers with enhanced telephony and customer service systems technology.

        During 2000, the Company established The Order People Company ("TOP") to operate as its third-party fulfillment provider for product categories beyond office products and enhanced its full service capabilities through the acquisition of CallCenter Services, Inc., a customer relationship management outsourcing service company with inbound call centers in Wilkes-Barre, Pennsylvania, and Salisbury, Maryland. During 2001 and 2002, as the Company did not achieve the estimated revenue necessary to support TOP's cost structure, the Company significantly reduced the costs associated with TOP. In November 2001, TOP sold the Wilkes-Barre portion of the business it had acquired as a part of CallCenter Services, Inc. to Customer Satisfaction First for a nominal cash payment, the assumption of associated liabilities and the payment of expenses relating to that business during a post-closing transition period. Disputes relating to expense payments and certain liabilities associated with this sale have adversely contributed to the operating expenses attributable to TOP during 2002. In the second quarter of 2002, the Company sold the Salisbury portion to 1-800-BARNONE, a Financial Corporation, Inc., for $1.2 million in cash and the assumption of $1.7 million of debt.

Overview of Recent Results

        As of this filing date, sales for the fourth quarter of 2002 are up slightly compared with the same period last year. However, the Company continued to experience soft sales in all major product categories during the third quarter of 2002. The two primary factors affecting sales were the integration of U.S. Office Products into the Corporate Express business model (in which a greater percentage of products are purchased directly from manufacturers); and the divestiture of the CallCenter Services, Inc. business. For a description of the primary factors contributing to the comparative sales declines for the third quarter, see the discussion of "Net Sales" under "Results of Operations—Third Quarter Ended September 30, 2002 Compared with the Third Quarter Ended September 30, 2001."

        In addition, the Company's gross margin remains under pressure from a number of factors including: a continuing sales mix shift toward lower-margin products (such as computer consumables); as a result of the weak economy, a continuing mix shift within product categories toward lower-margin commodity products; lower sales volume, which negatively impacts the Company's ability to absorb overhead and other fixed operating costs and results in reduced manufacturers' allowances; and competitive pricing and promotional pressures. Gross margin for the current quarter was 14.6%, equal to the gross margin for the second quarter of 2002, but remains below the gross margin of 16.0% for the comparable period ended September 30, 2001. Although the Company is working to address the factors affecting gross margin, it anticipates that gross margin will remain under pressure throughout the balance of the year. In addition, should these factors intensify—and the Company experiences difficulty in meeting annual purchase volume targets established on the variable portion of its manufacturers' allowance programs—the Company may realize lower than expected manufacturers' allowances for the year which would negatively influence gross margin. See "Critical Accounting Policies, Judgments and Estimates" and "Results of Operations—Third Quarter Ended September 30, 2002 Compared with the Third Quarter Ended September 30, 2001" below for a further description of these trends and uncertainties.

        The Company believes it is managing controllable expenses and other aspects of its business appropriately in light of these factors, and this should allow it to improve its operating cost leverage when sales demand increases. The Company continues to seek opportunities to reduce its cost structure through best practices implementation, operational efficiencies, and its restructuring initiatives.

Critical Accounting Policies, Judgments and Estimates

        As described in Note 2 of the Notes to the Company's Condensed Consolidated Financial Statements, preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty or precision. This means judgments must be made in determining some estimates. Actual results will inevitably differ from those estimates, and these differences may be material to the Company's financial results.

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

        Approximately 55% to 60% of the Company's current estimated annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and appear in the financial statements as a reduction to cost of goods sold to reflect the net inventory purchase cost. The balance represents promotional incentives, which are based on vendor participation in various Company advertising and marketing publications. These promotional incentives are recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. The potential amount of variable manufacturers' allowances often differs, based on purchase volume by manufacturer and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially as higher margin products often benefit from higher manufacturers' allowance rates) can make it difficult to reach some manufacturers' allowance growth hurdles.

        Customer Rebates.    As previously described, customer rebates—which are common in the business products industry—have a significant impact on the Company's overall sales and gross margin. Rebates are reported in the Company's financial statements as a reduction of sales.

        Customer rebates include volume rebates, sales growth incentives, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company's customers. The aggregate amount of customer rebates depend on product sales mix and customer mix changes. Reported results reflect management's best current estimate of such rebates. Further changes from those underlying current estimates of sales volumes, product mix, customer mix or sales patterns may impact future results.

        Self-Insurance.    Insurance liability estimates and reserves also involve critical accounting estimates and judgments. The Company is primarily self-insured for workers' compensation, auto, general liability and certain employee health benefits. Its self-insurance liability estimates are based on actual claims data and historical trends, including an estimate of claims incurred but not reported. The Company has an annual aggregate maximum cap on employee medical benefits. In addition, the Company has both an individual per claim maximum loss and an annual aggregate maximum cap on workers' compensation claims.

Restructuring Plan Update

        The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 that included an organizational restructuring (including a workforce reduction of 1,375, primarily relating to TOP and call center operations), a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure.

        Upon adoption of this restructuring plan in the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge. During the first quarter of 2002, the Company reversed $0.7 million of the pre-tax cash charge (with the reversal comprising $0.5 million of severance-related costs and $0.2 million of accrued exit costs, which were lower than originally estimated) and $1.7 million of the non-cash charge (reflecting proceeds from the sale of certain assets that exceeded their estimated net realizable value). See Note 3 to the Company's Condensed Consolidated Financial Statements for additional information on the major components of the restructuring charge and the remaining accrual balance as of September 30, 2002.

        Implementation costs, consisting of those directly related to realizing the restructuring plan (such as training, stay bonuses, costs of inventory relocation and accelerated depreciation) recognized for the third quarter 2002 and the nine months ended September 30, 2002 totaled $0.8 million and $5.1 million, respectively. Accumulated implementation costs incurred for the period September 30, 2001 through September 30, 2002 were $7.3 million. The Company estimates that the remaining restructuring implementation costs, which will be expensed as incurred during the fourth quarter of 2002, should be approximately $0.5 million.

        As of September 30, 2002, the restructuring plan is substantially complete. The Company has closed 10 distribution centers and three USSC call centers, eliminated one administrative office, sold the dedicated TOP call center operations as described above, and made substantial progress in implementing its planned organizational restructuring and workforce reduction. The Company has completed a workforce reduction to date of approximately 1,271 associates through its voluntary and involuntary termination programs. The remaining workforce reductions will be associated with the corporate call center operations and will be completed during the fourth quarter of 2002. The Company believes it is on target to save $25 million during 2002 as a result of the restructuring initiative. These savings will be split between gross margin and operating expenses.

Selected Comparative Results for the Three Months and Nine Months Ended September 30, 2002 and 2001

        The following table presents the Condensed Consolidated Statements of Operations as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.4	84.0	85.2	84.2

Gross margin	14.6	16.0	14.8	15.8
Operating expenses
Warehousing, marketing and administrative expenses	10.8	11.3	11.0	11.3
Goodwill amortization	—	0.1	—	0.1
Restructuring charge (reversal)	—	5.0	(0.1)	1.6

Total operating expenses	10.8	16.4	10.9	13.0

Income (loss) from operations	3.8	(0.4)	3.9	2.8
Interest expense, net	0.4	0.5	0.5	0.6
Other expense, net	0.1	0.1	—	0.1

Income (loss) before income taxes	3.3	(1.0)	3.4	2.1
Income tax expense (benefit)	1.2	(0.4)	1.3	0.8

Net income (loss)	2.1%	(0.6)%	2.1%	1.3%

Results of Operations—Third Quarter Ended September 30, 2002 Compared with the Third Quarter Ended September 30, 2001

        Net Sales.    Net sales for the third quarter of 2002 were $932.5 million, down 1.9% compared with sales of $950.9 million for the third quarter of 2001. After adjusting for one additional workday in the third quarter of 2002, sales were down 3.5%. The two primary factors affecting third quarter sales were the integration of U.S. Office Products ("USOP") into the Corporate Express business model (in which a greater percentage of products are bought directly from manufacturers) and the divestiture of the CallCenter Services, Inc. business. Additionally, continued pressure from macroeconomic factors and unemployment, especially for white-collar office workers, negatively impacted sales across all product categories.

        Office furniture sales were down by mid-single digits, compared with the prior year quarter. These results continue to reflect slower customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of continued weak macroeconomic and employment conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

        Sales in the janitorial and sanitation product category, primarily distributed through Lagasse, showed modest growth compared with the prior year quarter. Growth in this sector was weakened by lower levels of spending on higher-priced discretionary purchases.

        Sales of traditional office products experienced a decline in the mid-single digits versus the prior year quarter. Consumption of discretionary office products slowed within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and systematic cost-reduction initiatives. In addition, the consolidation of USOP into Corporate Express was a major factor in the decline in sales in this product category.

        Sales in the computer supply category showed a slight increase over the prior year quarter. This increase is primarily the result of benefits realized from the integration of product offerings of Azerty into USSC's operating platform. However, sales growth was adversely affected by the consolidation of Corporate Express and USOP that resulted in an increasing percentage of USOP purchases being made through the internal Corporate Express distribution network.

        In the three month period ended September 30, 2002, no single customer accounted for more than 7% of the Company's net sales.

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the third quarter of 2002 was $135.7 million, or a gross margin rate of 14.6% (gross profit as a percent of net sales), compared with $152.4 million, or a gross margin rate of 16.0% last year. Gross profit for the second quarter of 2002 was $131.1 million, or a gross margin rate of 14.6%.

        The margin rate in the third quarter of 2002 was negatively impacted by the continued shift in the Company's product sales mix, overall and within each major product category, as customers continued to postpone higher margin, discretionary purchases, such as furniture, and ordered primarily lower margin, commodity business products essential for their companies.

        Also adversely affecting this gross margin rate was a lower estimate for manufacturers' allowances earned due to lower inventory purchase volume, partially offset by lower customer rebates, credit memos and inventory related costs.

        Indicative of the Company's continued lower inventory purchases as well as continued focus on managing working capital, the Company's inventory position at September 30, 2002 was approximately $22.2 million lower than September 30, 2001. Partially offsetting the negative impact of lower estimated manufacturers' allowances on gross margin are reduced estimates for customer rebates. These rebates, which are based on customer purchase volume, payment terms and product mix, are down due to declining sales, as customers are not on track to reach certain product purchase or incremental growth milestones.

        Operating Expenses.    Operating expenses for the third quarter 2002 were $100.4 million, or 10.8% of sales, compared with $156.1 million, or 16.4% of sales, in the same period last year. The third quarter of 2002 included approximately $0.8 million of incremental operating costs related to the restructuring plan. Operating expenses for the third quarter of 2001 included a $47.6 million restructuring charge, $3.1 million of non-restructuring related severance costs and $1.5 million of goodwill amortization (collectively, the "Charges"). Excluding the Charges, operating expenses for the third quarter of 2001 would have been $103.9 million, or 10.9% of sales. The decline in operating expenses as a percentage of sales from 2001 to 2002 was related primarily to cost reductions achieved through the implementation of the Company's restructuring plan. However, due to lower sales volume, these improvements were largely offset by reduced leverage of fixed costs combined with increased employee-related costs, such as pension and workers' compensation.

        Income (loss) from Operations.    The Company reported income from operations of $35.3 million for the third quarter of 2002, compared with a loss of $3.7 million for the same period last year. Excluding the Charges, the Company would have reported income from operations of $48.5 million.

        Interest Expense, net.    Net interest expense for the third quarter of 2002 totaled $4.1 million, compared with $4.9 million in the same period last year. This decline reflects lower borrowings resulting from lower working capital requirements and lower interest rates.

        Other Expense, net.    Net other expense for the third quarter of 2002, totaled $0.8 million compared with $1.2 million in the same period last year. This expense includes $0.5 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined) and a $0.3 million loss on the sale of certain assets in the current year.

        Income (loss) Before Income Taxes.    Income before income taxes totaled $30.3 million for the third quarter of 2002, compared with a loss of $9.8 million for the third quarter of last year.

        Income Taxes.    Income tax expense totaled $11.4 million in the third quarter of 2002, compared with a $3.8 million tax benefit last year. The tax benefit was the result of the net loss recognized in the third quarter of 2001. The Company's effective tax rate for the third quarter of 2002 was 37.5%, compared with an effective tax rate of 39.2% for the same period last year.

        Net Income.    For the three months ended September 30, 2002, the Company recorded net income of $18.9 million, or $0.57 per diluted share, compared with a net loss of $5.9 million, or a loss of $0.18 per share. Excluding the Charges, net income for the three months ended September 30, 2001 would have been $25.8 million, or $0.77 per diluted share.

Results of Operations—Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

        Net Sales.    Net sales for the first nine months of 2002 were $2.8 billion, down 7.1% compared with $3.0 billion last year. See "Net Sales" under "Results of Operations—Third Quarter Ended September 30, 2002 Compared with the Third Quarter Ended September 30, 2001" for a further description of these trends.

        Gross Profit and Gross Margin Rate.    Gross Profit (gross margin dollars) for the first nine months of 2002 was $411.3 million, or a gross margin rate of 14.8% (gross profit as a percentage of net sales), compared with $473.5 million, or a gross margin rate of 15.8% last year. See "Gross Profit and Gross Margin Rate" under "Results of Operations—Third Quarter Ended September 30, 2002 Compared with the Third Quarter Ended September 30, 2001" for a further description of these trends.

        Operating Expenses.    Operating expenses for the nine months ended September 30, 2002 were $302.8 million, or 10.9% of sales, compared with $388.6 million, or 13.0% of sales last year. The first three quarters of 2002 included approximately $5.1 million of incremental operating costs related to the restructuring plan. Operating expenses for the nine months ended September 30, 2002 included a $2.4 million reversal of a portion of the restructuring charge taken in the third quarter of 2001. Excluding these charges, operating expenses for the nine months ended September 30, 2001 would have been $333.5 million, or 11.2% of sales. The decline from 11.2% in 2001 to 10.9% in 2002 was the result of savings from the restructuring plan, cost control measures, best practices implementation, and operational efficiencies partially offset by reduced leverage of fixed costs due to lower sales volume this year as compared to last year.

        Income from Operations.    Income from operations totaled $108.5 million, or 3.9% of sales, for the first nine months of 2002, compared with $84.9 million, or 2.8% of sales, last year. Excluding the restructuring reversal recorded in the first quarter of 2002, income from operations would have been $106.0 million, or 3.8% of sales. Excluding the restructuring charge, non-restructuring related severance costs and goodwill amortization, income from operations for the nine months ended September 30, 2001 would have been $140.0 million, or 4.7% of sales.

        Interest Expense, net.    Net interest expense for the nine months ended September 30, 2002 totaled $12.7 million, compared with $19.3 million in the same period last year. This decline reflects lower borrowings resulting from lower working capital requirements and lower interest rates.

        Other Expense, net.    Net other expense recorded in the nine months ended September 30, 2002, totaled $1.6 million compared with $3.3 million in the same period last year. This expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined) and gains and losses on the sale of fixed assets. This reduction is primarily related to lower interest rates, lower utilization of the Receivables Securitization Program resulting from strong operating cash flow, offset by a $2.4 million gain on the sale of the Company's Denver distribution center recognized in 2001.

        Income Before Income Taxes.    Income before income taxes totaled $94.1 million for the first nine months of 2002, compared with $62.3 million last year. Excluding the 2002 restructuring accrual reversal, income before income taxes would have been $91.7 million. Excluding the restructuring charge, non-restructuring related severance costs and goodwill amortization, income before income taxes for the first three quarters of 2001 would have been $117.4 million.

        Income Taxes.    Income tax expense of $35.3 million was recorded in the nine months ended September 30, 2002, compared with $24.8 million last year. This increase was the result of higher income during the nine months ended 2002. The Company's effective tax rate for the nine months ended September 30, 2002 was 37.5%, compared with 39.8% for the same period last year.

        Net Income.    For the nine months ended September 30, 2002, the Company recorded net income of $58.8 million, or $1.73 per diluted share, compared with net income of $37.5 million, or $1.11 per diluted share, in the prior year period. Excluding the 2002 restructuring charge reversal, net income would have totaled $57.3 million, or $1.68 per diluted share. Excluding the restructuring charge, non-restructuring related severance costs and goodwill amortization, net income would have been $72.1 million, or $2.13 per diluted share, for the same period last year.

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

        The Company utilized cash flow to reduce debt and accounts receivable sold, to fund capital expenditures and to repurchase shares of its stock. The Company reduced total debt and accounts receivable sold by $67.0 million during the nine months ended September 30, 2002 and by $62.9 million during the 12 months ended September 30, 2002. At September 30, 2002, the Company's debt to total capitalization ratio (adjusted to reflect the receivables then sold under the Company's Receivables Securitization Program as debt) was 37%, as compared to 42% at December 31, 2001 and 43% at September 30, 2001.

        Funding for net capital expenditures (gross capital expenditures minus proceeds from property, plant and equipment dispositions) was $15.4 million and $24.9 million during the nine months ended September 30, 2002 and 2001, respectively. Capitalized software expenditures totaled $4.8 million and $5.0 million during the first nine months of 2002 and 2001, respectively. Net capital spending (net capital expenditures plus capitalized software expenditures) was $20.2 million and $29.9 million for the same respective periods. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. The Company also invested $32.3 million to acquire Peerless Paper in January 2001. The Company expects net capital spending for all of 2002 to be approximately $30 million.

        The Company purchased shares of its common stock at a cost of $38.3 million during the nine month period ended September 30, 2002. As of September 30, 2002, the Company has authorization to purchase an additional $27 million of its common stock.

        Operating cash requirements, capital expenditures and share repurchase activities are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at September 30, 2002, is summarized below:

Availability ($ in millions)

Funded debt	$247.7
Accounts receivable sold	82.0

Total utilized financing		$329.7
Revolving Credit Facility availability	205.8
Available under the Receivables Securitization Program	78.0

Total unutilized		283.8

Total available financing at September 30, 2002		$613.5

        Restrictive covenants under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. At September 30, 2002, total funding from debt and the sale of accounts receivable was effectively limited by the leverage ratio covenant in the Company's Credit Agreement to approximately $600 million, or $13.5 million less than the $613.5 million total then available under the Company's facilities, as shown above.

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

        As of September 30, 2002, the aggregate principal amount of debt outstanding under the Term Loan Facilities included $107.8 million of term loan borrowings, consisting of $21.9 million under the Tranche A Term Loan Facility and $85.9 million under the Tranche A-1 Term Loan Facility. Amounts outstanding under the Tranche A Term Loan Facility are to be repaid in six quarterly installments of $3.7 million. Amounts outstanding under the Tranche A-1 Term Loan Facility are to be repaid in 11 quarterly installments of $7.8 million.

        The Revolving Credit Facility is limited by its terms to $250.0 million aggregate in principal amount, less the aggregate amount of letter of credit liabilities under the facilities. The Revolving Credit Facility matures on March 31, 2004. As of September 30, 2002, the Company had $205.8 million available under its Revolving Credit Facility after deducting $10.0 million of outstanding borrowing and certain outstanding letter-of-credit liabilities of $34.2 million. As described above, availability from time to time may effectively be further limited by restrictions imposed by financial covenants under the Credit Agreement.

        USSC's obligations under the Credit Agreement are guaranteed by United and secured by a first-priority pledge by United of USSC's stock. Additionally, USSC's obligations under the Credit Agreement are guaranteed by its direct and indirect subsidiaries (the "Affiliated Guarantors"), which exclude The Order People, the Receivables Company and foreign subsidiaries.

        As collateral security for the obligations of USSC and the Affiliated Guarantors, security interests and liens have been placed upon accounts receivable and related instruments, inventory, equipment, contract rights, intellectual property and all other tangible and intangible personal property (including proceeds) and fixtures and certain real property of USSC and the Affiliated Guarantors, other than accounts receivable sold in connection with the Company's Receivables Securitization Program as described below. Also securing these obligations are first priority pledges of all of the outstanding stock of USSC's domestic direct and indirect subsidiaries, including Lagasse and Azerty but excluding TOP, as well as certain of the stock of identified foreign direct and indirect subsidiaries of USSC, excluding the Receivables Company.

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

        In addition, the Credit Agreement contains various representations and warranties, affirmative and negative covenants, and events of default pertaining to the operations and assets of United, USSC and its subsidiaries and customary for financings of this type. The Company believes it was in compliance at September 30, 2002, with all covenants contained in the Credit Agreement.

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

        Among its financial covenants, the Credit Agreement requires that the Company maintain certain financial ratios within defined ranges. At this time, the most restrictive such ratio for the Company is a leverage ratio. Pursuant to the agreement, the leverage ratio must not exceed 3.25 to 1 through December 30, 2002 and 3.00 to 1 thereafter. This ratio is computed by dividing the Company's aggregate consolidated indebtedness (including any receivables then sold under the Receivables Securitization Program but excluding any undrawn amounts under outstanding letters of credit) by an EBITDA measure that is defined for such purposes in the Credit Agreement. At September 30, 2002, this ratio was approximately 1.8x. In addition, the Company must maintain other financial ratios, including a ratio of cash flow to fixed charges and a ratio of EBITDA to defined interest expenses. The Company believes that none of these covenants present significant liquidity restrictions under current operating conditions.

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

  Senior Subordinated Notes and Other Debt

        The 8.375% Senior Subordinated Notes ("8.375% Notes") were issued on April 15, 1998 under the 8.375% Notes Indenture. As of September 30, 2002, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the 8.375% Notes is fully and unconditionally guaranteed by United and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year. The 8.375% Notes are redeemable at the option of USSC at any time on or after April 15, 2003, in whole or in part, at specified redemption prices expressed as a percentage of the outstanding principal amount. See Note 6 to the Condensed Consolidated Financial Statements included in this report.

        In addition, as of September 30, 2002, the Company had $29.8 million of industrial development bonds outstanding.

  Receivables Securitization Program

        As part of an overall financing strategy, the Company utilizes a standard third-party receivables securitization program (the "Receivables Securitization Program") to provide low-cost funding. Under this $163.0 million program, the Company sells its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Lagasse and foreign subsidiaries) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transfers the eligible trade accounts receivable to a trust, for which the trustee is JPMorgan Chase Bank. The trustee then sells investment certificates to third-party investors, which are backed by the accounts receivable owned by the trust. Affiliates of PNC Bank and JPMorgan Chase act as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

        The documents evidencing the Receivables Securitization Program require the Receivables Company to comply with certain affirmative and negative covenants customary for facilities of this type, including, among others, requirements to maintain a separate corporate existence from USSC and its affiliates and to maintain a minimum net worth of $45 million at all times. USSC acts as the servicer of the accounts receivable on behalf of the trustee, for which it receives a fee, and is required to deliver reports regarding the accounts receivable and related collections, as well as to comply with certain other covenants set forth in the servicing agreement. The sale of accounts receivable includes not only those eligible trade accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible trade accounts receivable created thereafter. In the ordinary course, the Receivables Company uses collections received by the trust to make distributions to USSC (subject to compliance with the Receivables Company's corporate formalities and the restrictions set forth in the documents evidencing the Receivables Securitization Program); however, in the event that receivables quality fails to satisfy certain standards, the trustee will retain the collections on the accounts receivable held by the trust and will use such collections to repay amounts owed to the trust by the Receivables Company. Upon the occurrence of such an event, USSC will cease selling its trade accounts receivable into the Receivables Securitization Program.

        Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. These costs are included in the Condensed Consolidated Statements of Operations under the caption, "Other Expense."

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to the investors). At December 31, 2001, the Company had decided to sell approximately $125.0 million of trade accounts receivable. At September 30, 2002, the Company had elected to sell $82.0 million, based on reduced Company funding requirements. As a result, the balance sheet assets of the Company as of September 30, 2002 and December 31, 2001 exclude $82.0 million and $125.0 million, respectively, of trade accounts receivable sold. The Company's Condensed Consolidated Balance Sheet includes accounts receivable of $241.6 million and $119.8 million at September 30, 2002 and December 31, 2001, respectively, which represents the Company's retained interests in the master trust.

  Cash Flow

        The statements of cash flows for the Company for the periods indicated are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2002	2001
Net cash provided by operating activities	$63,652	$174,401
Net cash used in investing activities	(15,374)	(42,403)
Net cash used in financing activities	(57,886)	(118,217)

        Net cash provided by operating activities for the nine months ended September 30, 2002 was $63.7 million. This includes a $49.7 million reduction in inventory (which is primarily due to lower inventory requirements based on lower sales volume as well as the Company's continued focus on working capital management), $58.8 million of net income, $25.5 million of depreciation and amortization, and a $20.8 million increase in deferred credits, partially offset by a $63.7 million increase in accounts receivable (which is primarily due to the $43.0 million reduction in receivables sold under the Receivables Securitization Program), and a $31.7 million decrease in accounts payable which is primarily due to lower inventory purchases. Net cash provided by operating activities was $174.4 million for the nine months ended September 30, 2001. This was primarily due to a $133.2 million reduction inventory, $37.5 million of net income, a $10.2 million increase in other long-term liabilities and a $37.9 million increase in accrued liabilities, partially offset by a $22.8 million reduction in accounts payable and a $22.4 million increase in other current assets.

        Net cash used in investing activities for the nine months ended September 30, 2002 was $15.4 million, including $19.6 million for the purchase of property, plant and equipment offset by $4.2 million of proceeds primarily from the sale of assets related to CallCenter Services, Inc. and the sale of a distribution center. Net cash used in investing activities for the nine months ended September 30, 2001 was $42.4 million including $32.3 million for the acquisition of Peerless Paper Mills, Inc. and $28.8 million for purchase of plant, property, and equipment, partially offset by $14.9 million of proceeds from the sale of the Company's Positive ID. division and $3.8 million from the sale of property, plant and equipment. For further discussion of net cash used in investing activities, see "Liquidity and Capital Resources—General" on page 29.

        Net cash used in financing activities for the nine months ended September 30, 2002 was $57.9 million, including $34.4 million of principal payments on the Company's Term Loan Facilities and $38.3 million for the acquisition of treasury stock through the Company's announced share repurchase program, partially offset by $10.0 million in borrowings from the Company's Revolving Credit Facility and $5.0 million of proceeds from the issuance of treasury stock upon the exercise of outstanding stock options under the Company's management equity plans. Net cash used in financing activities for the nine months ended September 30, 2001 was $118.2 million, including net payments of $98.0 million on the Company's Revolving Credit Facility and $29.7 million of principal payments on the Company's Term Loan Facilities, partially offset by $14.6 million of proceeds from the issuance of treasury stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. Interest rate exposure is principally limited to the Company's outstanding long-term debt at September 30, 2002, of $247.7 million, and $82.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure"). Approximately 30% of the outstanding debt and Receivables Exposure is priced at interest rates that are fixed. The remaining debt and Receivables Exposure are priced at interest rates that re-price with the market. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.1 million in interest expense, loss on the sale of certain accounts receivable and cash flows. The Company may from time to time enter into interest rate swaps, options or collars. These agreements generally require the Company to pay to or entitle the Company to receive from the other party the amount, if any, by which the Company's interest payments fluctuate beyond the rates specified in the agreements. The Company is subject to the credit risk that the other party may fail to perform under such agreements. The Company does not use financial or commodity derivative instruments for trading purposes. Typically, the use of such derivative instruments is limited to interest rate swaps, options or collars on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to its financial position, results of operations and cash flows. As of September 30, 2002, the Company had no financial or commodity derivative instruments outstanding.

        The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso and the Canadian Dollar, as well as product purchases from Asian countries valued in the local currency and paid in U.S. dollars. Many of the products the Company sells in Mexico and Canada are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. The Company has not previously hedged these transactions, but it may enter into such transactions in the future.

ITEM 4.    CONTROLS AND PROCEDURES

        Within 90 days prior to the filing date of this report, the Company performed an evaluation, under the supervision and with the participation of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

    The list of exhibits filed with or incorporated by reference into this report is contained in the Index to Exhibits to this report on page 38, which is incorporated herein by reference.

        (b)    Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the third quarter of 2002:

      —
      The Company filed a Current Report on Form 8-K on July 3, 2002, reporting under Item 5 that its Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $50 million of the Company's common stock. The Company also reported preliminary sales and earnings information for the second quarter ended June 30, 2002.

      —
      The Company filed a Current Report on Form 8-K on July 25, 2002, reporting under Item 5 the Company's condensed consolidated financial results for the three and six months ended June 30, 2002.

      —
      The Company filed a Current Report on Form 8-K on August 13, 2002 reporting under Item 9 statements under oath of Randall W. Larrimore, President and Chief Executive Officer, and Kathleen S. Dvorak, Senior Vice President and Chief Financial Officer, relating to certain Exchange Act filings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. UNITED STATIONERS SUPPLY CO. (Registrants)
Date: November 11, 2002	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)

CERTIFICATIONS

Certification of the Principal Executive Officer

        I, Randall W. Larrimore, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of United Stationers Inc. and United Stationers Supply Co. (together, the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ RANDALL W. LARRIMORE Randall W. Larrimore President and Chief Executive Officer

Certification of the Principal Financial Officer

        I, Kathleen S. Dvorak, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of United Stationers Inc. and United Stationers Supply Co. (together, the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

Exhibit No.	Description
10.1	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002)*
10.2	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002)*
10.3	Executive Employment Agreement, effective as of July 22, 2002, by and among United, USSC, and Richard W. Gochnauer*
10.4	Form of Executive Employment Agreement, effective as of July 1, 2002, entered into by United and USSC with each of Mark J. Hampton, Joseph R. Templet and Jeffrey G. Howard*
10.5	Form of Executive Employment Agreement, effective as of July 1, 2002, entered into by United and USSC with each of Kathleen S. Dvorak, Deidra D. Gold, and John T. Sloan*
10.6	Form of Executive Employment Agreement, effective as of July 1, 2002, entered into by United and USSC with each of Ronald C. Berg, James K. Fahey and Stephen A. Schultz*
10.7
Form of Indemnification Agreement entered into by United and (for purposes of one provision) USSC with each of Richard W. Gochnauer, Randall W. Larrimore, Mark J. Hampton, Joseph R. Templet, Kathleen S. Dvorak and other executive officers of United
15.1	Letter regarding unaudited interim financial information
15.2	Letter regarding unaudited interim financial information
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Represents a management contract or compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
PART 1—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statements of Operations (dollars in thousands)
Condensed Consolidating Balance Sheets (dollars in thousands)
Condensed Consolidating Statements of Cash Flows (dollars in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS