Form 10-K
period 2002-12-31
UNITED STATIONERS INC; UNITED STATIONERS SUPPLY CO
filed 2003-03-31
CIK 355999, 945633

Use these links to rapidly review the document
TABLE OF CONTENTS

United States Securities and Exchange Commission
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002
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

United Stationers Inc.: Common stock, $0.01 par value per share
(Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act)

    United Stationers Inc.:    Yes  ☒      No  ☐
    United Stationers Supply Co.:    Yes  ☐      No  ☒

The aggregate market value of the common stock of United Stationers Inc. based on the closing sale price of the common stock on June 28, 2002 on the Nasdaq National Market, was approximately $1,004,355,000. United Stationers Inc. owns all of the outstanding common stock of United Stationers Supply Co.

On March 21, 2003, United Stationers Inc. had outstanding 32,603,540 shares of common stock, par value $0.10 per share, and United Stationers Supply Co. had outstanding 880,000 shares of common stock, $1.00 par value per share outstanding.

The registrant United Stationers Supply Co. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format with respect to United Stationers Supply Co.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated herein by reference into Part III where indicated.

UNITED STATIONERS INC.
UNITED STATIONERS SUPPLY CO.
FORM 10-K
For The Year Ended December 31, 2002

PART I

Explanatory Note

This integrated Form 10-K is filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for each of United Stationers Inc., a Delaware corporation, and its wholly owned subsidiary, United Stationers Supply Co., an Illinois corporation (collectively, the "Company"). United Stationers Inc. is a holding company with no operations separate from its operating subsidiary, United Stationers Supply Co. and its subsidiaries. No separate financial information for United Stationers Supply Co. and its subsidiaries has been provided herein because management for the Company believes such information would not be meaningful because (i) United Stationers Supply Co. is the only direct subsidiary of United Stationers Inc., which has no operations other than those of United Stationers Supply Co. and (ii) all assets and liabilities of United Stationers Inc. are recorded on the books of United Stationers Supply Co. There is no material difference between United Stationers Inc. and United Stationers Supply Co. for the disclosures required by the instructions to Form 10-K and therefore, unless otherwise indicated, the responses set forth herein apply to each of United Stationers Inc. and United Stationers Supply Co.

ITEM 1. BUSINESS

General

United Stationers Inc. ("United") is a holding company incorporated in 1981 under the laws of the State of Delaware. United is the parent company of its direct wholly owned subsidiary, United Stationers Supply Co. ("USSC"), incorporated in 1922 under the laws of the State of Illinois. Except where the context otherwise requires, the term "Company" refers to United and USSC and its subsidiaries. The Company, with 2002 net sales of $3.7 billion, is North America's largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers.

In April 1998, USSC acquired all of the capital stock of Azerty Incorporated, Azerty de Mexico, S.A. de C.V., Positive ID Wholesale Inc., and AP Support Services Incorporated (the "Azerty Acquisition"). These businesses represented the United States and Mexican operations of the Office Products Division of Abitibi-Consolidated Inc. (collectively, "Azerty"). The Azerty business is primarily a specialty wholesaler of computer consumables, peripherals and accessories in the U.S. and Mexico. The Positive ID division was sold in July 2001.

In July 2000, USSC acquired all of the capital stock of CallCenter Services, Inc. from Corporate Express, Inc. a Buhrmann Company. CallCenter Services was a customer relationship management outsourcing service company. The Wilkes-Barre, Pennsylvania, portion of CallCenter Services was sold to Customer Satisfaction, Inc. First in November 2001. The Salisbury, Maryland, portion was sold to 1-800-BARNONE, a Financial Corporation, Inc., in February 2002.

In July 2000, USSC established The Order People ("TOP")to operate as a third-party logistics and fulfillment service provider for product categories beyond office products. The Company has significantly downsized TOP's operations as part of its 2001 and 2002 restructuring initiatives.

In July 2000, USSC purchased certain assets of the wholesale business of MCSi Canada Inc. from MCSi, Inc. Azerty United Canada is a specialty distributor of computer consumables, peripherals and accessories. Azerty United Canada operates as a division of USSC.

In January 2001, Lagasse, Inc. ("Lagasse"), a wholly owned subsidiary of USSC, purchased Peerless Paper Mills, Inc., a wholesale distributor of janitorial and sanitation, paper, and food service products. Peerless was immediately merged into Lagasse. USSC had acquired Lagasse, a wholesaler of janitorial and sanitary supplies, in 1996.

Products

The Company offers more than 40,000 stockkeeping units ("SKUs"), which can be grouped into five primary categories:

Traditional Office Products.    The Company's primary business continues to be traditional office products, which accounted for approximately 30% of the Company's net sales for 2002. This has made the Company the largest North American wholesale provider of a broad line of office supplies. The Company offers more than 25,000 brand-name products and its own private brand products, including writing instruments, paper products, organizers, calendars and general office accessories.

Computer Consumables.    The Company is the largest wholesale provider of computer supplies and peripherals in North America. It offers approximately 7,000 items to value-added computer resellers and office products dealers. Computer consumables accounted for approximately 34% of the Company's 2002 net sales.

Office Furniture.    The Company is the nation's largest office furniture wholesaler. It currently offers more than 5,000 items—such as leather chairs, wooden and steel desks and computer furniture—from more than 60 different manufacturers. This product group accounted for approximately 12% of the Company's 2002 net sales.

Facilities Supplies.    The Company is the largest wholesaler of janitorial and sanitation supplies in North America. It offers approximately 5,500 items in these major categories: janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. Facilities supplies accounted for approximately 11% of the Company's net sales during 2002.

Business Machines and Presentation Products.    The Company is a leading wholesale provider of business machines—from calculators to telephones—as well as presentation products and supplies. This product class accounted for approximately 10% of the Company's 2002 net sales.

The remaining 3% of the Company's net sales for 2002 were derived from miscellaneous revenue sources.

Customers

The Company's more than 15,000 customers include independent office products dealers and contract stationers, national mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, and e-commerce merchants. Of its 15,000 customers, no single reseller accounted for more than 6% of the Company's net sales in 2002.

Independent commercial dealers and contract stationers are the Company's most significant reseller channel for office products, contributing about 75% of its revenues in 2002. These companies typically serve medium to large businesses, institutions and government agencies.

The Company maintains and builds its business with commercial dealers, contract stationers (including the contract stationer divisions of national office product superstores) and retail dealers. It also has relationships with most major office products superstore chains.

Marketing and Customer Support

The products distributed by the Company generally are available at similar prices from multiple sources, and most customers purchase their products from more than one source. To differentiate itself from competitors, the Company concentrates its marketing efforts on providing value-added service to resellers. These include broad product offerings, a higher degree of product availability, a variety of high quality customer services, integrated systems and national distribution capabilities that allow for overnight delivery. United's marketing programs have emphasized two other major components. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers. The catalogs usually are custom printed with each reseller's name and then sold to these resellers who, in turn, distribute the catalogs to their customers. Second, the Company provides its resellers with a variety of dealer support and marketing services, including electronic commerce options, and promotional programs. These services are designed to help the reseller differentiate themselves from their competitors by addressing the needs of the end-user's procurement process.

Nearly all of the Company's 40,000 SKUs are sold through its comprehensive general line catalog, promotional pieces and specialty catalogs for the office products, computer supplies, office furniture, facilities management supplies and other specialty markets. The following is a list of the annual or semi-annual catalogs that United currently produces:

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

  7.
  Mid-Market FurnitureFOCUS Catalog promoting commodity furniture and accessory products; and

  8.
  Presentation Products Catalog featuring audio-visual equipment and supplies.

In addition, the Company produces the following quarterly promotional catalogs:

  1.
  AcquisitionFOCUS featuring nearly 2,000 high-volume commodity items, with graphics and pricing designed to help resellers acquire new accounts;

  2.
  RetentionFOCUS featuring nearly 2,000 high-volume items with graphics and pricing designed to help resellers retain existing accounts;

  3.
  ComputerFOCUS offering computer supplies, peripherals, accessories and furniture; and

  4.
  The Source, a monthly consumer newsletter focusing on new products and solutions to office problems.

The Company also produces separate quarterly flyers covering general office supplies, office furniture, facility supplies and Universal® private brand products. Commercial dealers, contract stationers and retail dealers typically distribute only one wholesaler's catalogs, so they can streamline order entry and concentrate their purchases. To address this, the Company tries to maximize its catalog distribution by offering advertising credits to resellers, which can be used to offset the cost of the catalogs.

The Company offers resellers a variety of electronic order entry systems and business management and marketing programs. For example, the Company maintains electronic data interchange and interactive order systems that link to selected resellers. In addition, the Company's electronic order entry systems allow the reseller to forward its customers' orders directly to the Company, resulting in the delivery of pre-sold products to the reseller. In 2002, the Company received approximately 90% of its orders electronically.

In addition to marketing its products and services through its catalogs, the Company employs a sales force of approximately 350 field salespeople and approximately 400 customer care representatives. The sales force is responsible for sales to current reseller customers, as well as for establishing relationships with additional resellers.

Distribution

The Company has a network of 35 business products regional distribution centers located in 34 metropolitan areas in 24 states. Most of these centers carry a full line of business products. The Company maintains 24 Lagasse distribution centers with a complete line of janitorial and sanitation supplies, two distribution centers in Mexico that serve computer supply resellers and two Azerty distribution centers that serve the Canadian marketplace. During 2002, the Company integrated Azerty's computer systems and product offerings with those of USSC and closed the four Azerty distribution centers. The Company intends to continue marketing computer consumables using the Azerty name.

The Company supplements its regional distribution centers with 20 local distribution points throughout the U.S. which serve as reshipment points for orders filled at the regional distribution centers. The Company uses a dedicated fleet of more than 400 trucks, most of which are contracted for by the Company, to enable direct delivery to resellers from the regional distribution centers and local distribution points.

The Company enhances its distribution capabilities through a proprietary computerized inventory locator system. If a reseller places an order for an item that is out of stock at the nearest location, the system has the capability to search for it at other distribution centers. If the item is available at another location, the system automatically forwards the order there. The alternate location coordinates shipping with the primary facility and, for the majority of resellers, provides a single on-time delivery of all items. The system effectively gives the Company added inventory support. This means the Company can provide higher service levels to the reseller, reduce back orders and minimize time spent searching for merchandise substitutes. All of these factors contribute to a high order fill rate and efficient levels of inventory. In order to meet the Company's delivery commitments and to maintain a high order fill rate, the Company carries a significant amount of inventory.

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

Purchasing and Merchandising

As the largest wholesale business products distributor in North America, the Company qualifies for substantial volume allowances and can realize significant economies of scale. The Company obtains products from approximately 500 manufacturers and is a significant customer for most of them. In 2002, no supplier accounted for more than 22% of the Company's aggregate purchases. The Company's centralized Merchandising Department interviews and selects suppliers and products to be included in the catalogs. Selection is based upon end-user acceptance, demand for the product and the manufacturer's total service, price and product quality offering.

Competition

The Company competes with office products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, computer supplies and related items, and facility management supplies. In most cases, competition is based primarily upon net pricing, minimum order quantity and speed of delivery.

United occasionally competes with manufacturers, which may offer lower prices to resellers. The Company remains competitive by offering a combination of value-added services: 1) marketing and catalog programs, 2) speed of delivery, 3) broad line of business products from multiple manufacturers on a "one-stop shop" basis, and 4) lower minimum order quantities. Manufacturers typically sell their products through a variety of distribution channels, which includes wholesalers and resellers.

Competition with other wholesalers is based primarily on breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers, and quality of marketing and other value-added services. Management believes it is competitive in each of these areas. Most wholesale distributors of office products have local and regional operations, sometimes with limited product lines, such as writing instruments or computer products. The Company's two major competitors are S.P. Richards (a division of Genuine Parts Co.), a national wholesaler of office products and Daisytek International Corporation, a wholesaler of computer consumables. In 2003, Daisytek also entered the traditional office products industry in two U.S. markets with a limited line of both products and services.

Increased competition in the office products industry, plus increased advertising by competing companies, have heightened price awareness among end users. As a result, purchasers of commodity office products have become more price sensitive. The Company has addressed this by emphasizing to resellers the continuing advantages of its value-added services and competitive strengths (compared with those of manufacturers and other wholesalers).

Segments

See Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on the Company's operating segments and geographical areas.

Employees

As of March 24, 2003, the Company employed approximately 6,000 people.

Management considers its relations with employees to be good. Approximately 900 of the shipping, warehouse and maintenance employees at certain of the Company's Philadelphia, Baltimore, Los Angeles, Minneapolis and New York City facilities are covered by collective bargaining agreements. Agreements with employees in Baltimore and Minneapolis will expire in April 2003 and August 2003, respectively. The other agreements expire at various times during the next three years. The Company has not experienced any work stoppages during the past five years.

Availability of the Company's Reports

The Company's Internet Web site address is www.unitedstationers.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning or faxing the Investor Relations Department at the following address, telephone number or fax number:

United Stationers Inc. Attn: Investor Relations Department 2200 East Golf Road Des Plaines, IL 60016-1267 Telephone: (847) 699-5000 Fax: (847) 699-4716

ITEM 2. PROPERTIES

The Company considers its properties to be suitable and adequate for their intended uses. The Company continually evaluates its properties to achieve peak efficiency to maximize customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's Senior Credit Facility (See "Liquidity and Capital Resources" caption herein included below). As of December 31, 2002, these properties consisted of the following:

Executive Offices.    The Company's office space in Illinois totals 183,800 square feet, including owned office space of 135,800 square feet in Des Plaines, leased office space of 25,000 square feet in Des Plaines, 23,000 square feet in Mt. Prospect. The Company owns approximately 48,000 square feet of office space in Orchard Park, New York. The Company's Canadian division leases approximately 17,000 square feet of office space in Montreal, Quebec. In addition, the Company leases approximately 22,000 square feet in Harahan, Louisiana and 6,000 square feet in Metarie, Louisiana.

Distribution Centers.    The Company utilizes approximately 11 million square feet of warehouse space in 35 business products distribution centers, 24 janitorial and sanitation supply distribution centers, two distribution centers that serve Canada and two distribution centers that serve Mexico. Of the 11 million square feet of distribution center space, 3 million square feet was owned and 8 million square feet was leased as of December 31, 2002. The Company considers each distribution center of equal importance to its overall operations and ability to serve its customers.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 53, President and Chief Executive Officer	Richard W. Gochnauer became the Company's President and Chief Executive Officer in December 2002, after joining the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined United, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately held food company that manufactures and distributes food and paper products. Prior to that, he served as Executive Vice President of the Dial Corporation, with responsibility for its Household and Laundry Consumer Products businesses. Mr. Gochnauer also served as President of the Stella Cheese Company, a division of Universal Foods, and as President of the international division of Schreiber Foods, Inc.
Ronald C. Berg 43, Senior Vice President, Inventory Management and Facility Support
Ronald C. Berg was named Senior Vice President, Inventory Management and Facility Support in October 2001. He had been the Vice President, Inventory Management since 1997. He started his career at United Stationers in 1987 as an Inventory Rebuyer Trainee. Mr. Berg then spent the next several years managing the inventory for such product lines as MicroUnited and furniture. He then spent a couple of years in the MicroUnited Product Management area as the Sr. Product Manager until his promotion to Director, Inventory Management in 1994. Prior to joining United Stationers, Mr. Berg managed Solar Cine Products, Inc., a family-owned, photographic equipment business.
Brian S. Cooper 46, Senior Vice President and Treasurer
Brian S. Cooper became Senior Vice President and Treasurer of the Company in February 2001. Before coming to United, he was Treasurer of Burns International Services Corporation since 1997. Prior to this, Mr. Cooper spent twelve years in U.S. and international finance assignments with Amoco Corporation. He also held the position of Chief Financial Officer for Amoco's operations in Norway.
Kathleen S. Dvorak 46, Senior Vice President and Chief Financial Officer
Kathleen S. Dvorak became Senior Vice President and Chief Financial Officer in October 2001. She has responsibility for all accounting functions, treasury, financial planning and investor relations. Prior to the her appointment as CFO, Ms. Dvorak was the Senior Vice President of Investor Relations and Financial Administration since October 2000. She became Vice President, Investor Relations in July 1997. She is the primary liaison to the financial community, and has been involved in various aspects of the financial function at United for the past 20 years. Ms. Dvorak has been with the Company since 1982.

James K. Fahey 52, Senior Vice President, Merchandising
James K. Fahey is Senior Vice President of Merchandising for United Stationers. He is responsible for the product management, vendor logistics and marketing services functions as well as overseeing the operations of United Stationers Hong Kong, Limited. Mr. Fahey joined United Stationers in 1991. He has an extensive background in product development, consumer direct marketing, catalog merchandising and worldwide sourcing.
Deidra D. Gold 48, Senior Vice President, General Counsel and Secretary
Deidra D. Gold joined the Company in November 2001 as Senior Vice President, General Counsel and Secretary. She was Vice President and General Counsel for eLoyalty Corporation, a publicly held $200 million company providing IT consulting and systems integration services to Fortune 1000 clients. Previously, Ms. Gold was Counsel and Corporate Secretary at Ameritech Corporation from March 1998 to December 1999. Ms. Gold formerly was a partner at Goldberg, Kohn in Chicago and Jones, Day in Cleveland and was also Vice President and General Counsel at Premier Industrial Corporation for a number of years.
Mark J. Hampton 49, Senior Vice President, Marketing
Mark J. Hampton is Senior Vice President, Marketing with responsibility for market development, merchandising and category management. Previously, he was named Senior Vice President, Marketing and Field Support Services. Prior to that, Mr. Hampton was Senior Vice President of the Company and President and Chief Operating Officer of The Order People Company. He had served as Vice President, Marketing of the Company since September 1994 and Senior Vice President, Marketing since October 2000. Mr. Hampton began his United career in 1980 and left to work in the dealer community in 1991. He rejoined the Company in September 1992 as Midwest Regional Vice President in charge of the Midwest and then later became Vice President and General Manager of Micro United.
Jeffrey G. Howard 48, Senior Vice President, National Accounts and New Business Development
Jeffrey G. Howard is Senior Vice President, National Accounts and New Business Development with responsibility for national accounts, new business development and Azerty/United Canada. Previously, he was Senior Vice President, Sales and Customer Support Services. Prior to that, Mr. Howard held the position of Senior Vice President, National Accounts since October 2000 and the position of Vice President, National Accounts since 1993. He joined the Company in 1990 as General Manager of the Los Angeles distribution center and was promoted to Western Region Vice President in 1992. Mr. Howard has held a variety of positions including Vice President, National Accounts and Vice President of Sales. He began his career in the office products industry in 1973 with Boorum & Pease Company which was acquired by Esselte Pendaflex in 1985.

Stephen A. Schultz 36, President, Lagasse, Inc.
Stephen A. Schultz was named President, Lagasse, Inc. on August 13, 2001 where he is responsible for all the strategy, development and day-to-day operations of the business. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development and was promoted to Senior Vice President, Sales, Marketing and Service in late 2000. Mr. Schultz joined Lagasse after serving nearly 10 years in several executive sales and marketing roles for Hospital Specialty Company, a leading manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.
John T. Sloan 51, Senior Vice President of Human Resources
John T. Sloan became Senior Vice President of Human Resources in January 2002. Before joining United, Mr. Sloan was Executive Vice President of Human Resources for Sears, Roebuck & Company in Chicago since 1996. Prior to this, he served in various senior human resource and administrative capacities at The Tribune Company in Chicago for ten years and at a number of divisions within Philip Morris Incorporated, including The Seven-Up Company in St. Louis, over a period of thirteen years.
Joseph R. Templet 56, Senior Vice President, Field Sales
Joseph R. Templet was named Senior Vice President, Field Sales in March 2003. He is responsible for the field sales effort, the independent dealer channel and the customer care centers. Previously, Mr. Templet was named Senior Vice President, Field Sales and Operation. In October 2000, he was named to the position of Senior Vice President, South Region. Previously, Mr. Templet had served as Vice President, South Region since 1992. He joined United Stationers in 1985 and has held the positions of Vice President, Central Region and Vice President, Marketing and Corporate Sales. Prior to United, Mr. Templet was with the Parker Pen Company, Polaroid Corporation and Procter & Gamble.

Executive officers are appointed by the Board of Directors. Except as required by individual employment agreements between executive officers and the Company, there exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was appointed. Each executive officer serves until his or her successor is appointed and qualifies or until his or her earlier removal or resignation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common and Preferred Stock

The Company's common stock is quoted through The NASDAQ Stock Market® ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for the Company's common stock as reported by NASDAQ:

	High	Low
2002
First Quarter	$42.40	$33.35
Second Quarter	41.28	29.57
Third Quarter	30.43	23.60
Fourth Quarter	32.83	25.69
2001
First Quarter	$27.56	$22.00
Second Quarter	31.56	22.63
Third Quarter	34.25	27.25
Fourth Quarter	34.95	26.50

On March 19, 2003, there were approximately 796 holders of record of common stock.

During 2002, the Company purchased 1.4 million shares of its common stock at a cost of $38.3 million, compared with repurchases of 0.5 million shares at a cost of $12.4 million during 2001. For further information on the Company's stock repurchases, see Note 1 to the Consolidated Financial Statements.

Dividends

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid cash dividends and does not anticipate declaring cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company, United's ability to pay cash dividends in the future depends upon the receipt of dividends or other payments from its operating subsidiary, USSC. In addition, the Company's debt agreements impose certain restrictions on the payment of dividends. For further information on the Company's debt agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data of the Company for the years ended December 31, 1998 through 2002 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2002	2001	2000		1999	1998
Income Statement Data:
Net sales	$3,701,564	$3,925,936	$3,944,862		$3,442,696	$3,097,595
Cost of goods sold	3,163,589	3,306,143	3,301,018		2,878,539	2,566,158

Gross profit	537,975	619,793	643,844		564,157	531,437
Operating expenses:
Warehousing, marketing and administrative expenses	415,980	444,434	435,809		377,055	357,867
Goodwill amortization	—	5,701	5,489		4,908	4,207
Restructuring and other charges	6,510 (1)	47,603 (2)	—		—	—
Non-recurring charges	—	—	—		—	13,852	(3)

Total operating expenses	422,490	497,738	441,298		381,963	375,926

Income from operations	115,485	122,055	202,546		182,194	155,511
Interest expense	(16,860)	(25,872)	(40,895	)(4)	(30,044)	(46,972	)(5)
Interest income	165	2,079	2,942		849	794
Other expense, net(6)	(2,421)	(4,621)	(11,201)		(9,432)	(8,221)

Income before income taxes	96,369	93,641	153,392		143,567	101,112
Income tax expense	36,141	36,663	61,225	(4)	60,158	43,094	(5)

Net income	$60,228	$56,978	$92,167		$83,409	$58,018

Net income per common share—basic	$1.81	$1.70	$2.70		$2.40	$1.67

Net income per common share—assuming dilution	$1.78	$1.68	$2.65		$2.37	$1.60

Cash dividends declared per share	$—	$—	$—		$—	$—
Balance Sheet Data:
Working capital(7)	$400,587	$412,766	$495,456		$415,548	$357,024
Total assets(7)(8)	1,349,229	1,380,587	1,481,417		1,311,236	1,197,893
Total debt and capital leases(9)	211,249	271,705	409,867		336,927	315,384
Total stockholders' equity	558,884	538,681	478,439		406,009	370,563
Statement of Cash Flows Data:
Net cash provided by operating activities	$105,730	$191,156	$38,718		$53,581	$290,866
Net cash used in investing activities	(23,039)	(46,327)	(83,534)		(26,011)	(140,356)
Net cash (used in) provided by financing activities	(93,917)	(135,783)	45,655		(27,615)	(143,839)
Other Data:
EBITDA(10)	$148,951	$160,596	$233,651		$211,642	$182,449
EBITDA margin(11)	4.0%	4.1%	5.9%		6.1%	5.9%
Depreciation and amortization(12)	$33,466	$38,541	$31,105		$29,448	$26,938
Capital expenditures, net	23,039	28,618	39,301		21,331	24,616

(1)
In the first quarter of 2002, the Company reversed $2.4 million of the restructuring charge taken in the third quarter of 2001. In addition, the Company recorded restructuring and other charges of $8.9 million in the fourth quarter of 2002. See Note 3 to the Consolidated Financial Statements.

(2)
In the third quarter of 2001, the Company recorded a restructuring charge of $47.6 million. See Note 3 to the Consolidated Financial Statements.

(3)
In 1998, the Company recognized a non-recurring charge of $13.9 million related to the write-off of the remaining payments and prepaid expense under a contract for computer services from a vendor.

(4)
During 2000, the Company recorded an after-tax loss of $6.5 million as a result of the early extinguishment of the Company's then outstanding 12.75% Senior Subordinated Notes. In conformity with new accounting provisions included in SFAS No. 145, the pre-tax loss of $10.7 million is included in "interest expense" with the related tax benefit of $4.2 million included in the "income tax expense" line item. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements".

(5)
During 1998, the Company recorded an after-tax loss of $5.9 million as a result of the early extinguishment of a portion of a then outstanding term loan. In conformity with new accounting provisions included in SFAS No. 145, the pre-tax loss of $9.9 million is included in "interest expense" with the related tax benefit of $4.0 million included in the "income tax expense" line item. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements".

(6)
Represents the loss on the sale of certain trade accounts receivable through the Company's Receivables Securitization Program and certain gains or losses on the sale of capital assets. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Receivables Securitization Program".

(7)
Excludes $105.0 million in 2002, $125.0 million in 2001, $150.0 million in 2000 and $160.0 million each of 1999 and 1998 of certain trade accounts receivable sold through the Company's Receivables Securitization Program. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Receivables Securitization Program".

(8)
For comparative purposes, the Company adjusted its Consolidated Balance Sheets for the years ended December 31, 2001, 2000, 1999, and 1998 to conform to the current year presentation of certain promotional incentives. This resulted in an increase to the previously reported total assets. See Note 2 to the Consolidated Financial Statements.

(9)
Total debt and capital leases include current maturities.

(10)
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is calculated as income from operations plus depreciation and amortization. For example, in 2002 EBITDA totaled $149.0 million, which represents income from operations of $115.5 million plus depreciation and amortization of $33.5 million. EBITDA is commonly used by certain investors to analyze operating performance and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from, or as a substitute for, measurements prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The most directly comparable financial measure calculated and presented in accordance with GAAP is income from operations.

(11)
EBITDA margin represents EBITDA as a percent of net sales. The most directly comparable financial measure calculated and presented in accordance with GAAP is income from operations as a percent of net sales.

(12)
Excludes amortization related to deferred financing costs, which is reported as a component of interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis and other parts of this Annual Report on Form 10-K contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. These include references to plans, strategies, objectives, projected costs and savings, anticipated future performance or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management's current expectations, forecasts and assumptions. They involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, but are not limited to: the Company's restructuring plans, including its ability to realize expected cost savings from facility rationalization, systems integration and other initiatives and the timing of any of these savings; the Company's ability to streamline its organization and operations, integrate acquired businesses and implement general cost-reduction initiatives; the Company's reliance on key suppliers and the impact of fluctuations in their pricing; variability in vendor allowances and promotional incentives payable to the Company based on its inventory purchase volumes or vendor participation in the Company's general line catalog and other annual and quarterly publications and the impact of these on the Company's gross margin; the Company's ability to anticipate and respond to changes in end-user demand; the impact of variability in customer demand on the Company's product offerings and sales mix and, in turn, on customer rebates payable by the Company and the Company's gross margin; competitive activity and competitive pricing pressures; reliance on key management personnel; the impact of war and acts of terrorism; and economic conditions and changes affecting the business products industry and the general economy.

Readers should not place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Consolidated Financial Statements represent United and its wholly owned subsidiary USSC and its subsidiaries, (collectively, the "Company"). The Company is the largest general line business products wholesaler in the United States, with 2002 net sales of $3.7 billion. The Company sells its products through a national distribution network to 15,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers and two distribution centers that serve the Canadian marketplace. During the second quarter of 2002, the computer systems and product offerings of Azerty were integrated into USSC.

During 2000, the Company established TOP to operate as its third-party fulfillment provider for product categories beyond office products. To become a full service provider, on July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc. CallCenter Services, Inc. was a customer relationship management outsourcing service company with inbound call centers in Wilkes-Barre, Pennsylvania, and Salisbury, Maryland.

In 2001, the Company did not achieve the estimated revenue to support TOP's cost structure. As a result, the Company decided to significantly downsize TOP's operations. In November 2001, the Wilkes-Barre portion of the business acquired as part of CallCenter Services, Inc. was sold to Customer Satisfaction First for a nominal cash payment, the assumption of associated liabilities and the payment of expenses relating to that business during a post-closing transition period. Disputes relating to expense payments and certain liabilities associated with this sale have adversely contributed to the operating expenses attributable to TOP during 2002. In the second quarter of 2002, the Company sold the Salisbury portion of the business acquired as a part of CallCenter Services, Inc. to 1-800-BARNONE, a Financial Corporation, Inc. for $1.2 million in cash and the assumption of $1.7 million of debt. The sale of these assets did not have a material impact on the Company's financial position or results of operations.

In 2002, the Company further downsized TOP's operations as part of the restructuring and other charges recorded in the fourth quarter of 2002 (see "Restructuring and Other Charges" below).

The Company is focused on leveraging its infrastructure across all business units to lower its operating expenses and increase cash flow. In addition, the Company continues to review its distribution network to determine the most productive and cost efficient organization, including the ability to reduce working capital requirements.

Overview of Recent Results

Sales for 2003 through this filing date were up slightly compared with the same period last year. The Company continues to experience soft sales in all major product categories. The weak economy and high levels of unemployment continue to make substantial improvements in net sales challenging.

Restructuring and Other Charges

2002 Restructuring Plan

The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan (described below), further downsizing of TOP operations, including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center, closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. The restructuring plan calls for all initiatives to be completed within approximately one year from the commitment date.

The restructuring plan includes workforce reductions of 105 associates. These positions primarily relate to TOP and the closure of the Milwaukee, Wisconsin distribution center. The associate groups affected by the restructuring plan include management personnel, inside and outside sales representatives, distribution workers, and hourly administrative staff. The restructuring plan calls for all initiatives to be completed within approximately one year from the commitment date.

As part of the 2001 Restructuring Plan, the Company accrued certain exit costs related to facilities that were closed as part of that restructuring plan. At that time, accrued exit costs were calculated using the most current information available about the Company's ability to sub-lease the closed facilities. Further deterioration in the real estate market for the type of facilities made available as a result of the 2001 Restructuring Plan has resulted in unexpected difficulties in subleasing these facilities. As a result, additional charges related to revised real estate sub-lease assumptions as compared to those used in the 2001 Restructuring Plan are included in the 2002 Restructuring Plan.

The further downsizing of TOP's operations includes termination of fulfillment contracts with third-party customers and the elimination of approximately 240,000 square feet of warehouse space.

Non-cash asset write-downs of $2.0 million relate to certain e-commerce-related investments. Based on substantial operating losses, management has determined that the value of these investments is permanently impaired. Therefore, the book value of these investments has been written-down.

Employment termination and severance costs relate to involuntary terminations and reflect cash termination payments to be paid to associates affected by the restructuring plan. Healthcare benefits and career transition services are included in the termination and severance costs. The restructuring plan allows associates to continue their participation in the Company's healthcare plan during the term of their severance.

Accrued exit costs are primarily contractual lease obligations that existed prior to December 31, 2002 for buildings and office equipment that the Company had used in its closed or downsized facilities.

During the fourth quarter of 2002, the Company recorded pre-tax restructuring and other charges of $8.9 million, or $0.17 per share (on an after-tax basis). These charges include a pre-tax cash charge of $6.9 million and a $2.0 million non-cash charge.

As of December 31, 2002, the Company completed the closure of the Milwaukee distribution center and reduced the Company's overall workforce by 47 associates through an involuntary termination program. Implementation costs associated with this restructuring plan are not expected to be material.

2001 Restructuring Plan Update

The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 that included an organizational restructuring (including a workforce reduction of 1,375 associates, primarily relating to TOP and call center operations), a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure. As of December 31, 2002, the 2001 restructuring plan is complete. While the 2001 Restructuring Plan is complete, cash payments will continue for accrued exit costs which relate to long-term lease obligations that expire at various times over the next seven years. The Company actively pursues opportunities to sublet unused facilities.

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

As of December 31, 2002, the Company has closed 10 distribution centers and three USSC call centers, eliminated one administrative office, sold the TOP call center operations as described above, and made substantial progress in implementing its planned organizational restructuring and workforce reduction. As a result, the Company reduced its workforce by 1,375 associates through its voluntary and involuntary termination programs. The Company does not expect any further workforce reductions as a result of this restructuring plan.

As a result of the 2001 Restructuring Plan, the Company estimates it achieved approximately $25 million in cost savings during 2002. However, these cost savings were substantially offset by reduced leverage of fixed costs as a result of the decline in annual net sales.

Implementation costs were recognized as incurred and consisted of costs directly related to the realization of the restructuring plan. These costs included training, stay bonuses, consulting fees, costs to relocate inventory, and accelerated depreciation. Implementation costs incurred during 2002 and 2001 totaled $5.9 million and $2.2 million, respectively. Accumulated implementation costs incurred for the period September 30, 2001 through December 31, 2002 were $8.1 million. The Company does not expect any further implementation costs related to the 2001 Restructuring Plan. For further information on the Company's restructuring plans, see Note 3 to the Consolidated Financial Statements.

Critical Accounting Policies, Judgments and Estimates

The Company's significant accounting policies are more fully described in Note 2 of the Consolidated Financial Statements. As described in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results will inevitably differ from those estimates, and such differences may be material to the Company's financial results.

The Company's critical accounting policies are those that are important to portraying the Company's financial condition and results and require especially difficult, subjective or complex judgments or estimates by management. In most cases, critical accounting policies require management to make estimates on matters that are uncertain at the time the estimate is made. The basis for the estimates is historical experience, terms of existing contracts, observance of industry trends, information provided by customers or vendors, and information available from other outside sources, as appropriate. The most significant accounting estimates inherent in the preparation of the Company's financial statements include the following:

Revenue Recognition.    Revenue is recognized when a service is rendered or when a product is shipped and title has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product return trends and the gross margin associated with those returns. Management also records an estimate for customer rebates which is based on estimated annual sales volume to the Company's customers. This estimate is used to determine the projected annual rebates earned by customers for growth components, volume hurdle components, and advertising allowances.

Shipping and handling costs billed to customers are treated as revenues and recognized at the time products are shipped and title has transferred to the customer. Shipping and handling costs are included in the Company's financial statements as a component of cost of goods sold and are not netted against shipping and handling revenues.

Valuation of Accounts Receivable.    The Company makes judgments as to the collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for sales returns and doubtful accounts, which represents the collectibility of trade accounts receivable. These allowances adjust gross trade accounts receivable down to net realizable value. To determine the allowance for sales returns, management uses historical trends to estimate future period product returns. To determine the allowance for doubtful accounts, management reviews specific customers and the Company's accounts receivable aging.

Customer Rebates.    Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Company's financial statements as a reduction of sales.

Customer rebates include volume rebates, sales growth incentives, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company's customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes. Reported results reflect management's best current estimate of such rebates. Further changes from those underlying current estimates of sales volumes, product mix, customer mix or sales patterns may impact future results.

Manufacturers' Allowances.    Manufacturers' allowances are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated manufacturers' allowances and promotional incentives. Many of these allowances and incentives are estimated on an annual basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results.

Approximately 55% to 60% of the Company's estimated annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are included in the Consolidated Financial Statements as a reduction to cost of goods sold to reflect the net inventory purchase cost. Manufacturers' allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable manufacturers' allowances often differs, based on purchase volume by manufacturer and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially as higher margin products often benefit from higher manufacturers' allowance rates) can make it difficult to reach some manufacturers' allowance growth hurdles. The remaining 40% to 45% represents promotional incentives, which are based on vendor participation in various Company advertising and marketing publications. These promotional incentives are recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. The Company makes available to its customers the products offered in each publication throughout the life of the publication.

Self-Insurance.    The Company is primarily responsible for retained liabilities related to workers' compensation, auto and general liability and certain employee health benefits. The Company records an expense for potential claims incurred but not reported based on historical trends and certain assumptions about future events. During 2002, the Company had an annual aggregate maximum cap on employee medical benefits. In addition, the Company had both an individual per claim maximum loss and an annual aggregate maximum cap on workers' compensation claims.

Inventories.    Inventories constituting approximately 88% of total inventories at December 31, 2002 have been valued under the last-in, first-out ("LIFO") method. Inventory valued under the first-in, first-out ("FIFO") and LIFO accounting methods is recorded at the lower of cost or market. Inventory reserves are recorded for shrinkage, obsolete, damaged, defective and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Pension and Postretirement Health Benefits.    Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires using certain actuarial assumptions. As more fully discussed in Notes 10 and 11 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends, historical information and consultation with and input from the Company's outside actuaries. Pension expense for 2002 was $5.0 million, compared to $1.4 million in 2001. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2002 of approximately $1.8 million.

Costs associated with the Company's postretirement health benefits plan were $0.9 million and $0.8 million for 2002 and 2001, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2002 of approximately $0.1 million. Based on current rates of increase in medical costs, a one percentage point increase in the assumed average health care cost trend would not have a significant impact on the Company's postretirement health plan costs.

The following tables summarizes the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Pension plan assumptions:
Assumed discount rate	6.75%	7.25%	7.75%
Rate of compensation increase	5.00%	5.00%	5.50%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.75%	7.25%	7.75%

Results for the Years Ended December 31, 2002, 2001 and 2000

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.5	84.2	83.7

Gross margin	14.5	15.8	16.3
Operating expenses:
Warehousing, marketing and administrative expenses	11.2	11.3	11.1
Goodwill amortization	—	0.2	0.1
Restructuring and other charges	0.2	1.2	—

Total operating expenses	11.4	12.7	11.2

Income from operations	3.1	3.1	5.1
Interest expense	(0.5)	(0.7)	(1.0)
Interest income	0.1	0.1	0.1
Other expense, net	(0.1)	(0.1)	(0.3)

Income before income taxes	2.6	2.4	3.9
Income taxes	1.0	0.9	1.6

Net income	1.6%	1.5%	2.3%

Comparison of Results for the Years Ended December 31, 2002 and 2001

Net Sales.    Net sales for the year ended December 31, 2002 were $3.7 billion, down 5.7%, compared with $3.9 billion in the prior year. Two primary factors led to the decline in net sales: approximately $150 million related to the integration of U.S. Office Products ("USOP") into the Corporate Express business model (in which a greater percentage of products are bought directly from manufacturers) and approximately $15 million related to the divestiture of the CallCenter Services, Inc. business. Additionally, continued pressure from macroeconomic factors and unemployment levels, especially for white-collar workers, negatively impacted sales across all product categories. The following table shows net sales by product category for 2002 and 2001 (dollars in millions):

	Years Ended December 31,
	2002	2001	2000
Traditional office products	$1,129	$1,245	$1,356
Computer consumables	1,256	1,349	1,288
Office furniture	449	499	513
Facilities supplies	405	402	310
Business machines and presentation products	362	352	385
Freight revenue	50	60	64
Other	51	19	29

Total net sales	$3,702	$3,926	$3,945

Sales of traditional office products experienced a decline in the high single digits versus the prior year. Consumption of discretionary office products slowed within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and systematic cost-reduction initiatives. In addition, the consolidation of USOP into Corporate Express was a major factor in the decline in sales in this product category.

Sales in the computer consumables category experienced a decline in the mid-single digits versus the prior year due to the consolidation of Corporate Express and USOP, which resulted in an increasing percentage of USOP purchases being made through the internal Corporate Express distribution network.

Office furniture sales were down approximately 10%, compared with 2001. These results continue to reflect slower customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of continued weak macroeconomic and employment conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

Sales in the facilities supplies product category, primarily distributed through the Company's Lagasse subsidiary, showed modest growth compared with the prior year. Lower levels of spending on higher-priced discretionary purchases weakened growth in this sector.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2002 was $538.0 million, or a gross margin rate of 14.5% (gross profit as a percentage of net sales), compared to $619.8 million, or a gross margin rate of 15.8% for 2001.

The decline in gross profit is primarily due to lower net sales. The Company's gross margin rate was negatively impacted by the continued shift in overall product sales mix, as well as within each major product category. The Company's customers continue to postpone higher margin, discretionary purchases, such as furniture, and order primarily lower margin, commodity business products essential for their companies. As a result of these trends, the file margin (invoice price less standard cost) rate declined approximately 1.2 percentage points versus last year. However, this was offset by a 0.7 percentage point decline in customer rebates. These rebates, which are based on customer purchase volume, payment terms and product mix, are down due to declining sales, as customers are not on track to reach certain product purchase or incremental growth milestones.

In addition, lower estimates of vendor allowances also adversely affected the Company's overall gross profit and margin rate due to lower inventory purchase volume. These allowances declined to $204 million from $241 million last year. The result is a 0.7 percentage point decline in the gross margin rate. This is indicative of the Company's continued lower inventory purchases as well as its continued focus on managing working capital.

Operating Expenses.    Operating expenses for 2002 totaled $422.5 million, or 11.4% of net sales, compared with $497.7 million, or 12.7% of net sales in 2001. Operating expenses for 2002 included restructuring and other charges of $8.9 million (for more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—2002 Restructuring Plan") and a partial reversal of the restructuring charge taken in the third quarter of 2001 of $2.4 million (for more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—2001 Restructuring Plan Update"). Operating expenses for 2001 included a restructuring charge of $47.6 million (for more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—2001 Restructuring Plan Update"). In addition, no goodwill impairment or amortization was recorded in 2002, compared with $5.7 million of goodwill amortization recorded in 2001.

Income from Operations.    Income from operations totaled $115.5 million, or 3.1% of net sales, compared with $122.1 million, or 3.1% of net sales in 2001.

Interest Expense.    Interest expense for 2002 was $16.9 million, or 0.5% of net sales, compared with $25.9 million, or 0.7% of net sales, in 2001. This reduction reflects lower borrowings as a result of the Company's reduction in working capital requirements and lower interest rates. Working capital reductions contributed to a decline of approximately $60 million in total debt during 2002 and a $20 million reduction in the amount of account receivables sold under the Company's Receivables Securitization Program.

Interest Income.    Interest income for 2002 was $0.2 million, or less than 0.1% of net sales, compared with $2.1 million, or 0.1% of net sales, in 2001.

Other Expense, net.    Other expense for 2002 was $2.4 million, or 0.1% of net sales, compared with $4.6 million, or 0.1% of net sales in 2001. Other expense represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined).

Income Taxes.    Income tax expense was $36.1 million in 2002, compared with $36.7 million in 2001. The Company's effective tax rate was 37.5% and 39.2% for 2002 and 2001, respectively. This change was primarily due to the accounting changes associated with the amortization of goodwill.

Net Income.    For 2002, the Company recorded net income of $60.2 million, or $1.78 per diluted share, compared with net income of $57.0 million, or $1.68 per diluted share, in 2001.

Fourth Quarter Results.    Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 2002, the Company recorded a favorable net income adjustment of approximately $0.7 million related to the refinement of estimates recorded in the prior three quarters.

Comparison of Results for the Years Ended December 31, 2001 and 2000

Net Sales.    Net sales were flat at $3.9 billion for 2001 and 2000. The lower sales in the categories of traditional office products and furniture were offset by growth in janitorial and sanitation products and computer consumables, both of which were supported by acquisitions in 2000 and 2001. There were several factors that contributed to flat sales. First, sales volume to Corporate Express Inc. and US Office Products ("USOP") declined by approximately $100 million. This is primarily due to the integration of USOP into the Corporate Express business model. Second, at the end of July 2001, the Company completed the sale of the Positive ID business unit. This sale reduced sales growth for the year by approximately 1%. Finally, a worsening macroeconomic environment negatively impacted all product categories.

Office furniture sales declined by mid-single-digits, compared with the prior year. These results continue to reflect slowing consumer demand and weak macroeconomic conditions. While the current economic environment presents challenges, the Company sees an opportunity for sales growth as dealers shift their inventory investment to wholesalers to limit their working capital requirements. Furthermore, in a weak economy consumers tend to shift their demand toward the mid-priced furniture lines offered by the Company. However, the Company is challenged by the excess supply of premium grade furniture available in the marketplace due to the failure of Internet and other companies. Typical purchasers of mid-grade furniture are purchasing used premium grade furniture at extremely attractive prices.

The janitorial and sanitation product category achieved a 31% growth rate, compared with the prior year. This growth was primarily achieved through the acquisition of Peerless Paper Mills, Inc. This product category is primarily distributed through the Lagasse operating unit, which achieved high single-digit growth with its existing customer base.

Sales of traditional office products experienced a decline of 7% versus the prior year. Uncertainty surrounding the economy slowed consumption of office products within the commercial sector, particularly in medium-to-large companies.

Gross Profit and Gross Margin Rate.    Gross margin in 2001 was $619.8 million, or 15.8% of net sales, compared with $643.8 million, or 16.3% of net sales, in 2000. The gross margin rate decline was due to lower pricing margin (invoice price less standard cost) of 1.3 percentage points, which resulted from a product mix shift toward computer consumables partially offset by incremental vendor allowances of 0.5 percentage points and combined lower inventory shrinkage and distressed inventory losses of

0.2 percentage points. Approximately 55% of the Company's vendor rebates are variable and are directly linked to achieving certain purchase volume hurdles. During 2001, inventory purchase levels declined significantly as evidenced by the Company's lower working capital requirements. The manufacturers' allowance increase as a percentage of net sales resulted from a change in product mix and the impact of new vendor agreements.

Operating Expenses.    Operating expenses for 2001 were $497.7 million, or 12.7% of net sales, compared with $441.3 million, or 11.2% of net sales, in the prior year. The increase in operating expenses is partially due to the $47.6 million restructuring charge (for more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—2001 Restructuring Plan Update"), which resulted in a 1.2 percentage point increase to the operating expense ratio. The increase is also a result of investments in TOP, the company's third-party fulfillment business. Operating expenses for 2001 and 2000 related TOP totaled $32.9 million and $9.0 million respectively, resulting in a 0.8 percentage point and a 0.2 percentage point increase in the operating expense ratio.

Income from Operations.    Income from operations was $122.1 million, or 3.1% of net sales, compared with $202.5 million, or 5.1% of net sales in 2000.

Interest Expense.    Interest expense for 2001 was $25.9 million, or 0.7% of net sales, compared with $40.9 million, or 1.0% of net sales, in 2000. This reduction reflects the interest expense savings related to the redemption of the 12.75% Notes (as defined) as well as lower interest rates on variable rate debt. In addition, during 2000, the Company recognized a $10.7 million interest charge related to the early extinguishment of the Company's then outstanding 12.75% Notes.

Interest Income.    Interest income for 2001 was $2.1 million, or 0.1% of net sales, compared with $2.9 million, or 0.1% of net sales, in 2000.

Other Expense, net.    Other expense for 2001 was $4.6 million, or 0.1% of net sales, compared with $11.2 million, or 0.3% of net sales in 2000. This expense primarily represents the costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (as defined) partially offset by a gain on the sale of fixed assets of $2.4 million.

Income Taxes.    Income tax expense as a percent of net sales was 0.9% in 2001 and 1.6% in 2000. The effective tax rate declined to 39.2% in 2001 from 39.9% in 2000. This was due to a change in the mix of pre-tax earnings between states.

Net Income.    Net income for 2001 was $57.0 million, or $1.68 per diluted share, compared with $92.2 million, or $2.65 per diluted share, in 2000.

Fourth Quarter Results.    Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 2001, the Company recorded a favorable net income adjustment of approximately $5.8 million related to the refinement of estimates recorded in the prior three quarters.

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

During 2002, the Company utilized cash flow to reduce debt and accounts receivable sold, to fund capital expenditures and to repurchase shares of its stock. The Company reduced total debt and accounts receivable sold by $80.5 million during 2002. At December 31, 2002, the Company's debt to total capitalization ratio (adjusted to reflect the receivables then sold under the Company's Receivables Securitization Program as debt) was 36%, compared to 42% at December 31, 2001.

Funding for net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) was $23.0 million for 2002, compared to $28.6 million during 2001. Capitalized software expenditures totaled $5.2 million and $7.0 million during 2002 and 2001, respectively. Net capital spending (net capital expenditures plus capitalized software expenditures) was $28.2 million and $35.6 million for 2002 and 2001, respectively. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. The Company expects net capital spending for all of 2003 to be approximately $30 million.

During 2002, the Company purchased 1.4 million shares of its common stock at a cost of $38.3 million, compared with repurchases of 0.5 million shares at a cost of $12.4 million during 2001. Further information regarding the Company's stock repurchases is discussed in Note 1 to the Consolidated Financial Statements.

Operating cash requirements, capital expenditures and share repurchase activities are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at December 31, 2002, is summarized below:

Availability ($in millions)
Funded debt	$211.2
Accounts receivable sold	105.0

Total utilized financing		316.2
Revolving Credit Facility availability	229.8
Available under the Receivables Securitization Program	55.0

Total unutilized		284.8

Total available financing, before restrictions		601.0
Restricitve covenant limitation		150.0

Total available financing at December 31, 2002		$451.0

Restrictive covenants under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. At December 31, 2002, total funding from debt and the sale of accounts receivable was effectively limited by the leverage ratio covenant in the Company's Credit Agreement to approximately $451 million, or $150 million less than the $601 million total then available under the Company's facilities, as shown above.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

The Company's outstanding debt and liquidity sources consisted of the following amounts (dollars in thousands):

	As of December 31,
	2002	2001
Tranche A term loan, due in installments until March 31, 2004	$18,251	$32,331
Tranche A-1 term loan, due in installments until June 30, 2005	78,125	109,375
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	6,800	14,300
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	8,000	15,500
Other long-term debt	73	199

Total debt	211,249	271,705
Receivables Securitization (liquidity sources)(1)	105,000	125,000

Total outstanding debt and liquidity sources	$316,249	$396,705

(1)
See discussion under Receivables Securitization Program

Disclosures About Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect financial condition and liquidity as of December 31, 2002 (dollars in thousands):

	Payment due by period
Contractual obligations	2003	2004 & 2005	2006 & 2007	Thereafter	Total
Long-term debt(1)	$45,904	$58,545	$—	$106,800	$211,249
Operating leases	43,815	73,473	50,156	52,999	220,443

Total contractual cash obligations	$89,719	$132,018	$50,156	$159,799	$431,692

(1)
On March 21, 2003, the Company replaced its existing senior credit facility. In addition, the Company announced on March 28, 2003, its intention to redeem all outstanding notes under the 8.375% Notes Indenture. For more information, see "New Credit Agreement" and "8.375% Senior Subordinated Notes" described below.

Credit Agreement

At December 31, 2002, the Company had a senior secured credit facility dated April 3, 1998. USSC, as borrower, and United, as guarantor, entered into the Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2000, and Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement dated as of May 7, 2002, (as amended, the "Credit Agreement"), with various lenders and the administrative agent named therein. The Credit Agreement, among other things, provided a facility ("Tranche A Term Loan Facility") for the continuation of the term loans outstanding as of its effective date under the prior credit agreement; an additional $150.0 million aggregate principal amount, five-year term loan facility (the "Tranche A-1 Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"); and a revolving credit facility of up to $250.0 million aggregate principal amount (the "Revolving Credit Facility").

As of December 31, 2002, the aggregate principal amount of debt outstanding under the Term Loan Facilities included $96.4 million of term loan borrowings. This consisted of $18.3 million under the Tranche A Term Loan Facility and $78.1 million under the Tranche A-1 Term Loan Facility. Amounts outstanding under the Tranche A Term Loan Facility were scheduled to be repaid in five quarterly installments of $3.7 million. Amounts outstanding under the Tranche A-1 Term Loan Facility were scheduled to be repaid in 10 quarterly installments of $7.8 million.

The Credit Agreement was limited by its terms to $250.0 million in aggregate principal amount, less the aggregate amount of outstanding letters of credit obligations under the facility. The Revolving Credit Facility was scheduled to mature on March 31, 2004. As of December 31, 2002, the Company had $229.8 million available under its Revolving Credit Facility after deducting certain outstanding letter-of-credit obligations of $20.2 million. Availability was effectively further reduced based on limitations imposed by financial covenants under the Credit Agreement.

USSC's obligations under the Credit Agreement were guaranteed by United and secured by a first-priority pledge by United of USSC's stock. Additionally, USSC's obligations under the Credit Agreement were guaranteed by its direct and indirect subsidiaries (the "Affiliated Guarantors"), which exclude TOP, USS Receivables Company, Ltd. (the "Receivables Company") and other foreign subsidiaries.

As collateral security for the obligations of USSC and the Affiliated Guarantors, security interests and liens were placed upon accounts receivable and related instruments, inventory, equipment, contract rights, intellectual property and all other tangible and intangible personal property (including proceeds) and fixtures and certain real property of USSC and the Affiliated Guarantors, other than accounts receivable sold in connection with the Receivables Securitization Program (as defined). These obligations were secured by first priority pledges of all of the outstanding stock of USSC and its domestic direct and indirect subsidiaries, including Lagasse and Azerty but excluding TOP, as well as a portion of the stock of identified foreign direct and indirect subsidiaries of USSC excluding the Receivables Company.

The Credit Agreement contained representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type. The Company was in compliance at December 31, 2002 with the covenants contained in the Credit Agreement.

The right of United to participate in any distribution of earnings or assets of USSC was subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restricted or prohibited USSC's ability to pay cash dividends and make other distributions to United.

New Credit Agreement

On March 21, 2003, the Company replaced its existing senior secured credit facility by entering into a new Five-Year Revolving Credit Agreement (the "New Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, and United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The New Credit Agreement provides for a revolving credit facility with an aggregate committed amount of $275 million. USSC may, upon the terms and conditions of the New Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325.0 million. As a result of the replacement of the Credit Agreement (described above), the Company will record a charge of approximately $0.9 million in the first quarter of 2003 relating to the write-off of associated deferred financing costs.

The New Credit Agreement provides for the issuance of letters of credit for amounts totaling up to a sublimit of $90.0 million. It also provides a sublimit for swingline loans in an aggregate principal amount not to exceed $25.0 million at any one time outstanding. These amounts, as sublimits, do not increase the aggregate committed amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability. The revolving credit facility matures on March 21, 2008.

Obligations of USSC under the New Credit Agreement are guaranteed by United and certain of USSC's domestic subsidiaries. USSC's obligations under the New Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all assets, including accounts, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the New Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

Loans outstanding under the New Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, the London Interbank Offered Rate ("LIBOR") (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Initial applicable margins are 0.50% and 2.00%, respectively.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

8.375% Senior Subordinated Notes and Other Debt

The 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of December 31, 2002, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The Notes are unsecured senior subordinated obligations of USSC, and payment of the Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes are redeemable on April 15, 2003, in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

On March 28, 2003, the trustee for the Company's Notes sent notice at the Company's request to the holders of the Notes of its intention to redeem $100.0 million principal amount of the Notes at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. The redemption is expected to be completed on April 28, 2003 and, as a result of the redemption, no Notes will be outstanding after such date. As a result of the redemption, the Company expects to record charges of approximately $4.2 million relating to the redemption premium and $1.8 million for the write-off of deferred financing costs in the second quarter of 2003. The redemption price will be funded primarily through the sale of accounts receivable under the Company's Receivables Securitization Program and borrowings under USSC's New Credit Agreement described above.

In addition, as of December 31, 2002, the Company had $14.8 million of industrial development bonds outstanding. On March 12, 2003, the Company pre-paid $8.0 million to retire one of the outstanding industrial development bonds. As of this filing, the Company has one industrial development bond outstanding with a balance of $6.8 million.

Receivables Securitization Program

General

As part of the Company's overall financing strategies, it utilized a standard third-party receivables securitization program (the "Receivables Securitization Program") to provide low-cost funding. Under this $163.0 million program, the Company sold, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially included all accounts receivable from Lagasse and the Company's foreign subsidiaries) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transferred the eligible trade accounts receivable to a trust, for which the trustee was JPMorgan Chase Bank. The trustee then sold investment certificates to third-party investors, which were backed by the accounts receivable owned by the trust. As a result of the short average collection cycle referred to below, proceeds from the collections under this revolving agreement were $3.1 billion for 2002 and $2.8 billion for 2001. Affiliates of PNC Bank and JPMorgan Chase acted as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provided standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

The documents evidencing the Receivables Securitization Program required the Receivables Company to comply with certain affirmative and negative covenants customary for facilities of this type, including, among others, requirements to maintain a separate corporate existence from USSC and its affiliates and to maintain a minimum net worth of $45 million at all times. USSC acted as the servicer of the accounts receivable on behalf of the trustee, for which it received a fee, and was required to deliver reports regarding the accounts receivable and related collections, as well as to comply with certain other covenants set forth in the servicing agreement. The sale of accounts receivable included not only those eligible trade accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible trade accounts receivable created thereafter. In the ordinary course, the Receivables Company used collections received by the trust to make distributions to USSC (subject to compliance with the Receivables Company's corporate formalities and the restrictions set forth in the documents evidencing the Receivables Securitization Program); however, in the event that receivables quality failed to satisfy certain standards, the trustee could retain the collections on the accounts receivable held by the trust and would use such collections to repay amounts owed to the trust by the Receivables Company. Upon the occurrence of such an event, USSC would have ceased selling its trade accounts receivable into the Receivables Securitization Program.

On March 28, 2003, USSC replaced its Receivables Securitization Program (defined above) with a third-party receivables securitization program with Bank One, NA, as trustee (the "New Receivables Securitization Program"). The maximum funding from the program at any one time increased from $160 million under the former program to $225 million under the new program. Under this program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of PNC Bank and Bank One act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The New Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Consolidated Financial Statements. For the years ended December 31, 2002 and 2001, the Company had decided to sell $105 million and $125 million of trade accounts receivable, respectively. Accordingly, trade accounts receivable of $105 million in 2002, and $125 million in 2001 are excluded from the

Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, less allowance for doubtful accounts". For further information on the Company's retained interest in the master trust, see the caption "Retained interest" included herein below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. The interest rate on the certificates issued under the Receivables Securitization Program during 2002 ranged between 1.5% and 2.1% annually. Losses recognized on the sale of accounts receivable totaled approximately $1.9 million and $7.0 million in 2002 and 2001, respectively. Proceeds from the collections under this revolving agreement were $3.1 billion and $2.8 billion in 2002 and 2001, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Statements of Income under the caption, "Other Expense, net".

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to the investors). The Company's retained interest on $298.7 million and $244.8 million of trade receivables in the master trust as of December 31, 2002 and 2001 was $191.6 million and $117.6 million, respectively. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, less allowance for doubtful accounts".

The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of 40 days and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on our financial position or results of operations. No accounts receivable sold to the master trust were written off during 2002 or 2001.

Cash Flow Information

The statements of cash flows for the Company for the periods indicated are summarized below:

	Years Ended December 31,
	2002	2001	2000
Net cash provided by operating activities	$105,730	$191,156	$38,718
Net cash used in investing activities	(23,039)	(46,327)	(83,534)
Net cash (used in) provided by financing activities	(93,917)	(135,783)	45,655

Net cash provided by operating activities for the year ended December 31, 2002 reached $105.7 million, including $60.2 million in net income, $34.7 million in depreciation and amortization, $5.6 million in deferred income taxes, a $0.1 million decline in accounts receivable, an $8.6 million decline in inventory, a $3.7 million increase in deferred credits, a $4.1 million increase in other liabilities and $4.0 million related to losses on the sale of assets and write-down of certain investments partially offset by a $2.5 million decline in accounts payable, a $9.4 million increase in other assets and a $3.5 million decline in accrued liabilities. Net cash provided by operating activities was $191.2 million for the year ended December 31, 2001. This was primarily the result of a $105.0 million decline in inventory, $57.0 million in net income, depreciation and amortization of $39.9 million, a $16.2 million decline in accounts receivable, a $20.1 million increase in accrued liabilities, and a $9.4 million increase in other liabilities partially offset by a $52.2 million decline in accounts payable and a $13.0 million increase in other assets. Net cash provided by operating activities was $38.7 million for the year ended December 31, 2000. This was primarily due to net income of $92.2 million, an increase in accounts payable of $46.4 million, and $32.9 million of depreciation and amortization, partially offset by $73.9 million increase in inventory, a $52.9 million increase in accounts receivable and a $15.0 million increase in other assets.

Net cash used in investing activities for the year ended December 31, 2002 was $23.0 million, including $27.2 million of capital expenditures partially offset by $1.3 million in proceeds received from the sale of the Salisbury, Maryland portion of the CallCenters, Inc. and $2.9 million in proceeds from the disposition of property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2001 was $46.3 million, which includes $32.7 million for the acquisition of Peerless Paper Mills, Inc., and $32.5 million for capital expenditures partially offset by $14.9 million of proceeds from the sale of Positive ID and $3.9 million in proceeds from the disposition of property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2000 was $83.5 million, including capital expenditures of $43.6 million and business acquisitions of $44.2 million partially offset by $4.3 million of proceeds from disposition of property, plant and equipment.

Net cash used in financing activities for the year ended December 31, 2002 was $93.9 million, including $60.5 million in repayments on debt, $38.3 million for acquisition of treasury stock partially offset by $5.5 in proceeds from the issuance of treasury stock. Net cash used in financing activities for the year ended December 31, 2001 reached $135.8 million, including a $98.0 million repayment under the Revolving Credit Facility, $40.2 million Term Loan repayment and $12.4 million related to the acquisition of treasury stock partially offset by $15.8 million in proceeds from the issuance of treasury stock. Net cash provided by financing activities for the year ended December 31, 2000 was $45.7 million, including $150.0 million of Term Loan borrowings and $45.0 million of net borrowings under the Revolving Credit Facility partially offset by $128.5 million of Term Loan retirements and principal payments and $22.4 million related to the acquisition of treasury stock.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation of variable interest entities, including special purpose entities and non-voting controlled entities. FIN No. 46 requires the "primary beneficiary" of a variable interest entity to consolidate it in its financial statements. However, FIN No. 46 specifically excludes some qualified financing mechanisms, including the Company's Receivables Securitization Program, from the scope of the interpretation. As a result, the Company does not believe adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under the particular guarantee. In addition, FIN No. 45 provides new disclosure requirements for all direct and indirect guarantees. Based on current circumstances, the Company does not believe adoption of FIN No. 45 will have a material impact on its financial position or results of operations.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective for fiscal periods beginning after December 15, 2002. EITF Issue No. 02-16 requires cash consideration given by a vendor to a customer be recognized in the customer's financial statements as a reduction to cost of goods sold, unless certain limited conditions are met. The Company receives certain manufacturers' allowances and promotional incentives. These promotional incentives are recorded as a reduction to cost of goods sold to reflect the net inventory purchase cost. The Company is currently evaluating whether EITF No. 02-16 will have an impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 provides two alternative methods for accounting for the transition to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the annual and quarterly disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These amended disclosure and transition requirements are effective for fiscal years ending after December 15, 2002. The Company currently accounts for stock-based compensation using the "intrinsic value" method permitted by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides supplemental disclosures including the pro forma net income and earnings per share as if the fair value based accounting method in SFAS No. 123 had been used. The Company is continuing to account for stock-based compensation using the intrinsic value and will continue to provide the required supplemental disclosures. The Company has adopted the disclosure requirements in these financial statements. Based on current circumstances and the Company's chosen method of accounting for stock-based compensation, the provisions of SFAS No. 148 did not have a material impact on its financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires gains and losses from extinguishment of debt to be presented as a gain or loss from continuing operations rather than as an extraordinary item. SFAS No. 145 also amends SFAS No. 13, which requires that certain capital lease modifications be treated as a sale-leaseback transaction. As a result of the adoption of SFAS No. 145, the Company modified its income statement presentation of the previously reported loss due to extinguishment of debt taken during the year ended December 31, 2000. The loss of $10.7 million is reported in conformity with SFAS No. 145 in interest expense (pre-tax) with the offsetting $4.2 million tax benefit included in the income taxes line item.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS No. 143 on January 1, 2003 and, based on current circumstances, does not believe that the impact of adopting SFAS No. 143 will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at December 31, 2002, of $211.2 million, $105.0 million of receivables sold under the Receivables Securitization Program, whose discount rate varies with market interest rates ("Receivables Exposure") and the Company's retained interest in the master trust (as defined above).

The Company utilizes both fixed rate and variable rate debt. Approximately 32% of the outstanding debt and Receivables Exposure is priced at interest rates that are fixed. The Company's variable rate debt is based primarily on the applicable prime or LIBOR rate. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.1 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

The Company's retained interest in the master trust (defined above) is also subject to interest rate risk. The Company's retained interest is recorded at fair value. The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model that includes an assumed discount rate of 5% per annum and an average collection cycle of approximately 40 days. Based on the assumed discount rate and short average collection cycle, the retained interest is recorded at book value, which approximates fair value. Accordingly, a 50 basis point movement in interest rates would not result in a material impact on the Company's results of operations.

Foreign Currency Exchange Rate Risk

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The management of United Stationers Inc. is primarily responsible for the information and representations contained in this Annual Report on Form 10-K. The Consolidated Financial Statements and related Notes are prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on management's best judgments and estimates. The other financial information included in this Annual Report is consistent with that in the Consolidated Financial Statements.

In meeting its responsibility for the reliability of the Consolidated Financial Statements, the Company depends on its system of internal accounting control. The system is designed to provide reasonable, but not absolute, assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. It is management's opinion that its system of internal controls was effective in providing reasonable assurance that its financial statements are free of material misstatement. In addition, the system is augmented by written policies and an internal audit department.

The Audit Committee of the Board of Directors, comprised solely of directors who are not officers or employees, meets regularly with management, with the Company's internal auditors, and with its independent auditors to discuss their evaluation of internal accounting controls and the quality of financial reporting. The independent auditors and the internal auditors have free access to the Audit Committee, without management's presence.

/s/ Richard W. Gochnauer Richard W. Gochnauer President and Chief Executive Officer
/s/ Kathleen S. Dvorak Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of
Directors of United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP
Chicago, Illinois January 27, 2003, except for Notes 6 and 8, as to which the date is March 28, 2003

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net sales	$3,701,564	$3,925,936	$3,944,862
Cost of goods sold	3,163,589	3,306,143	3,301,018

Gross profit	537,975	619,793	643,844
Operating expenses:
Warehousing, marketing and administrative expenses	415,980	444,434	435,811
Goodwill amortization	—	5,701	5,487
Restructuring and other charges	6,510	47,603	—

Total operating expenses	422,490	497,738	441,298

Income from operations	115,485	122,055	202,546
Interest expense	(16,860)	(25,872)	(40,895)
Interest income	165	2,079	2,942
Other expense, net	(2,421)	(4,621)	(11,201)

Income before income taxes	96,369	93,641	153,392
Income tax expense	36,141	36,663	61,225

Net income	$60,228	$56,978	$92,167

Net income per common share — basic	$1.81	$1.70	$2.70

Average number of common shares outstanding — basic	33,240	33,561	34,101
Net income per common share—assuming dilution	$1.78	$1.68	$2.65

Average number of common shares outstanding — assuming dilution	33,783	33,928	34,775

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$17,426	$28,814
Retained interest in receivables sold, less allowance for doubtful accounts of $2,058 in 2002 and $2,240 in 2001	191,641	117,583
Accounts receivable, less allowance for doubtful accounts of $16,445 in 2002 and $11,222 in 2001	158,374	234,464
Inventories	572,498	581,705
Other current assets	26,958	28,532

Total current assets	966,897	991,098
Property, plant and equipment, at cost:
Land	18,720	19,423
Buildings	91,353	92,855
Fixtures and equipment	241,787	235,039
Leasehold improvements	5,365	3,433

Total property, plant and equipment	357,225	350,750
Less — accumulated depreciation and amortization	176,689	161,738

Net property, plant and equipment	180,536	189,012
Goodwill, net	180,186	180,117
Other	21,610	20,360

Total assets	$1,349,229	$1,380,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$333,800	$336,722
Accrued liabilities	141,857	147,640
Deferred credits	44,749	41,000
Current maturities of long-term debt	45,904	52,970

Total current liabilities	566,310	578,332
Deferred income taxes	17,059	18,228
Long-term debt	165,345	218,735
Other long-term liabilities	41,631	26,611

Total liabilities	790,345	841,906
Stockholders' equity:
Common stock, $0.10 par value; authorized — 100,000,000 shares, issued — 37,217,814 in 2002 and 2001	3,722	3,722
Additional paid-in capital	313,961	310,150
Treasury stock, at cost — 4,738,552 shares in 2002 and 3,613,954 shares in 2001	(104,450)	(69,402)
Retained earnings	357,635	297,407
Accumulated other comprehensive loss	(11,984)	(3,196)

Total stockholders' equity	558,884	538,681

Total liabilities and stockholders' equity	$1,349,229	$1,380,587

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock
					Capital in Excess of Par	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 1999	37,213,207	$3,721	(3,220,481)	$(49,145)	$304,288	$(1,117)	$148,262	$406,009
Net income	—	—	—	—	—	—	92,167	92,167
Unrealized translation adjustments	—	—	—	—	—	(599)	—	(599)

Comprehensive loss	—	—	—	—	—	(599)	92,167	91,568
Acquisition of treasury stock	—	—	(857,100)	(22,437)	—	—	—	(22,437)
Stock compensation	—	—	309,674	4,750	(1,451)	—	—	3,299

As of December 31, 2000	37,213,207	3,721	(3,767,907)	(66,832)	302,837	(1,716)	240,429	478,439
Net income	—	—	—	—	—	—	56,978	56,978
Unrealized translation adjustments	—	—	—	—	—	(1,480)	—	(1,480)

Comprehensive loss	—	—	—	—	—	(1,480)	56,978	55,498
Acquisition of treasury stock	—	—	(467,500)	(12,383)	—	—	—	(12,383)
Stock compensation	4,607	1	621,453	9,813	7,313	—	—	17,127

As of December 31, 2001	37,217,814	3,722	(3,613,954)	(69,402)	310,150	(3,196)	297,407	538,681
Net income	—	—	—	—	—	—	60,228	60,228
Unrealized translation adjustments	—	—	—	—	—	(1,977)	—	(1,977)
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(6,811)	—	(6,811)

Comprehensive loss	—	—	—	—	—	(8,788)	60,228	51,440
Acquisition of treasury stock	—	—	(1,365,101)	(38,310)	—	—	—	(38,310)
Stock compensation	—	—	240,503	3,262	3,811	—	—	7,073

As of December 31, 2002	37,217,814	$3,722	(4,738,552)	$(104,450)	$313,961	$(11,984)	$357,635	$558,884

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities:
Net income	$60,228	$56,978	$92,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,593	29,210	22,835
Amortization	3,873	9,331	8,270
Amortization of capitalized financing costs	1,159	1,310	1,748
Restructuring and other charges — non-cash charges	2,003	15,925	—
Loss (gain) on sale of property, plant and equipment	2,014	(2,424)	—
Early extinguishment of debt	—	—	10,724
Deferred income taxes	5,587	(11,320)	5,320
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	90	16,206	(52,907)
Decrease (increase) in inventory	8,601	104,971	(73,880)
Increase in other assets	(9,353)	(12,959)	(15,014)
(Decrease) increase in accounts payable	(2,460)	(52,176)	46,376
(Decrease) increase in accrued liabilities	(3,494)	20,142	(6,905)
Increase in deferred credits	3,749	6,610	3,057
Increase (decrease) in other liabilities	4,140	9,352	(3,073)

Net cash provided by operating activities	105,730	191,156	38,718
Cash Flows From Investing Activities:
Capital expenditures	(27,235)	(32,503)	(43,638)
Acquisitions	—	(32,650)	(44,233)
Proceeds from the sale of Positive ID	—	14,941	—
Proceeds from the sale of the Salisbury, Maryland CallCenter	1,249	—	—
Proceeds from the disposition of property, plant and equipment	2,947	3,885	4,337

Net cash used in investing activities	(23,039)	(46,327)	(83,534)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	(60,456)	(40,163)	(128,509)
Net borrowings (payments) under revolver	—	(98,000)	45,000
Borrowings under financing agreements	—	—	150,000
Issuance of treasury stock	5,546	15,796	4,247
Acquisition of treasury stock, at cost	(38,310)	(12,383)	(22,437)
Payment of employee withholding tax related to stock option exercises	(697)	(1,033)	(2,646)

Net cash (used in) provided by financing activities	(93,917)	(135,783)	45,655
Effect of exchange rate changes on cash and cash equivalents	(162)	(16)	(48)

Net change in cash and cash equivalents	(11,388)	9,030	791
Cash and cash equivalents, beginning of period	28,814	19,784	18,993

Cash and cash equivalents, end of period	$17,426	$28,814	$19,784

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary United Stationers Supply Co. ("USSC") and its subsidiaries - collectively (the "Company"). The Company is the largest general line business products wholesaler in the United States and a provider of marketing and logistics services to resellers, with net sales of $3.7 billion for the year ended December 31, 2002. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers and two distribution centers that serve the Canadian marketplace. During the second quarter of 2002, the computer systems and product offerings of Azerty were integrated into USSC.

Acquisition of Peerless Paper Mills, Inc.

On January 5, 2001, the Company's subsidiary, Lagasse, acquired all of the capital stock of Peerless Paper Mills, Inc. ("Peerless"). Subsequently, Peerless was merged into Lagasse. Peerless was a wholesale distributor of janitorial/sanitation, paper and food service products. The purchase price of approximately $32.7 million was financed through the Company's Senior Credit Facility. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $15.5 million was allocated to goodwill. The pro forma effects of the acquisition are not material.

The Order People

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

In 2001, the Company did not achieve the estimated revenue to support TOP's cost structure. As a result, the Company decided to significantly downsize TOP's operations. In November 2001, the Wilkes-Barre portion of the business acquired as part of CallCenter Services, Inc. was sold to Customer Satisfaction First for a nominal cash payment, the assumption of associated liabilities and the payment of expenses relating to that business during a post-closing transition period. Disputes relating to expense payments and certain liabilities associated with this sale have adversely contributed to the operating expenses attributable to TOP during 2002. In the second quarter of 2002, the Company sold the Salisbury portion of the business acquired as a part of CallCenter Services, Inc. to 1-800-BARNONE, a Financial Corporation, Inc. for $1.2 million in cash and the assumption of $1.7 million of debt. The sale of these assets did not have a material impact on the Consolidated Financial Statements.

In 2002, the Company further downsized TOP's operations as part of the restructuring and other charges recorded in the fourth quarter of 2002 (see Note 3 "Restructuring and Other Charges"). As part of the restructuring initiatives, the Company will terminate current fulfillment contracts with third-party customers. The Company will provide assistance with logistics in moving third-party customer products to new fulfillment providers in order to insure a smooth transition. The further downsizing of TOP will result in a workforce reduction of 75 associates.

Acquisition of Azerty Canada

On July 5, 2000, the Company completed the acquisition of the net assets of Azerty Canada from MCSi, Inc. The purchase price was approximately $33.5 million (U.S. dollars) financed through the Company's Senior Credit Facility. Azerty Canada is a specialty wholesale distributor of computer consumables, peripherals and accessories. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The excess of cost over fair value of approximately $11.8 million was allocated to goodwill. The pro forma effects of the acquisition were not material.

Common Stock Repurchase

During 2002, the Company purchased 1.4 million shares of its common stock at a cost of $38.3 million, compared with repurchases of 0.5 million shares at a cost of $12.4 million and 0.9 million shares at a cost of $22.4 million during 2001 and 2000, respectively.

All purchases were executed under two separate authorizations given by the Company's Board of Directors on October 23, 2000 and July 1, 2002. A summary of these two authorizations, shares repurchased under each authorization and the remaining amount available under each authorization is detailed as follows (amounts in millions, except share data):

	Authorizations
	July 1, 2002		October 23, 2000		Total
	Cost	Shares	Cost	Shares	Cost	Shares
2002 repurchases	$23.1	858,964	$15.2	506,137	$38.3	1,365,101
2001 repurchases	—	—	12.4	467,500	12.4	467,500
2000 repurchases	—	—	22.4	857,100	22.4	857,100

Total repurchases	$23.1	858,964	$50.0	1,830,737	$73.1	2,689,701

Total amount remaining under authorization:
Initial authorization	$50.0		$50.0		$100.0
Less: total repurchases	(23.1)		(50.0)		(73.1)

Amount remaining	$26.9		$—		$26.9

Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend repurchasing its own common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2002 and

2001, the Company reissued 240,503 shares and 621,453 shares, respectively, of treasury stock primarily to fulfill its obligations under its management equity plans.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. For all acquisitions, account balances and results of operations are included in the Consolidated Financial Statements as of the date acquired.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported on the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Various assumptions and other factors underlie the determination of significant accounting estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company periodically reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described below.

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

Shipping and handling costs billed to customers are treated as revenues and recognized at the time products are shipped and title has transferred to the customer. Shipping and handling costs are included in the Company's financial statements as a component of cost of goods sold and not netted against shipping and handling revenues.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales.

Customer rebates include volume rebates, sales growth incentives, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company's customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes. Reported results reflect management's best current estimate of such rebates. Further changes from those underlying current estimates of sales volumes, product mix, customer mix or sales patterns may impact future results.

Manufacturers' Allowances

Manufactures' allowances are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated manufactures' allowances and promotional incentives. Many of these allowances and incentives are estimated on an annual basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results.

Approximately 55% to 60% of the Company's estimated annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are included in the Company's financial statements as a reduction to cost of goods sold to reflect the net inventory purchase cost. Manufacturers' allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable manufacturers' allowances often differs, based on purchase volume by manufacturer and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially as higher margin products often benefit from higher manufacturers' allowance rates) can make it difficult to reach some manufacturers' allowance growth hurdles. The remaining 40% to 45% represents promotional incentives, which are based on vendor participation in various Company advertising and marketing publications. These promotional incentives are recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. The Company makes available to its customers the products offered in each publication throughout the life of the publication.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Valuation of Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for sales returns and doubtful accounts, which represents the collectibility of trade accounts receivable. These allowances adjust gross trade accounts receivable down to net realizable value. To determine the allowance for sales returns, management uses historical trends to estimate future period product returns. To determine the allowance for doubtful accounts, management reviews specific customers and the Company's and the Company's accounts receivable aging.

Inventories

Inventory constituting approximately 88% and 77% of total inventory at December 31, 2002 and 2001, respectively, has been valued under the last-in, first-out ("LIFO") method. The increase in the percentage of inventory on LIFO is primarily the result of the integration of Azerty's product offering into USSC. Inventory valued under the first-in, first-out ("FIFO") and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company, inventory would have been $22.9 million and $26.2 million higher than reported at December 31, 2002 and 2001, respectively. In addition, inventory reserves are recorded for shrinkage, obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the Company to annually, or more frequently if impairment indicators arise, test goodwill and other indefinite-lived intangible assets for impairment rather than amortize them. During 2002, the Company completed its SFAS No. 142 required impairment analysis for its goodwill. The Company's assessment resulted in no adjustment to the net carrying amount of goodwill. For the years ended December 31, 2001 and 2000, the Company recorded after-tax goodwill amortization of $5.4 million or $0.16 per share and $5.2 million or $0.15 per share, respectively.

The following table reflects the Company's reported financial results for the years ended December 31, 2002. In addition, the following table includes the years ended December 31, 2001 and 2000 assuming goodwill amortization was discontinued:

	Years Ended December 31,
	2002	2001	2000
Net income:
As reported	$60,228	$56,978	$92,167
After-tax goodwill amortization	—	5,362	5,165

Adjusted net income	$60,228	$62,340	$97,332

Net income per share:
As reported	$1.81	$1.70	$2.70
After-tax goodwill amortization	—	0.16	0.15

Adjusted net income per share	$1.81	$1.86	$2.85

Net income per share — assuming dilution:
As reported	$1.78	$1.68	$2.65
After-tax goodwill amortization	—	0.16	0.15

Adjusted net income per share — assuming dilution	$1.78	$1.84	$2.80

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

Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 10 and 11 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. Pension expense for 2002 was $5.0 million, compared to $1.4 million in 2001. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2002 of approximately $1.8 million.

Costs associated with the Company's postretirement health benefits plan were $0.9 million and $0.8 million for 2002 and 2001, respectively. A one percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2002 of approximately $0.1 million. Based on current rates of increase in medical costs, a one percentage point adverse change in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

Self-Insurance Liability Estimates

The Company is primarily responsible for retained liabilities related to workers' compensation, auto and general liability and certain employee health benefits. The Company records an expense for claims incurred but not reported based on historical trends and certain assumptions about future events. During 2002, the Company had an annual aggregate maximum cap on employee medical benefits. In addition, the Company had both an individual per claim maximum loss and an annual aggregate maximum cap on workers' compensation claims.

Stock Based Compensation

The Company's stock based compensation includes employee stock options. As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock options using the "intrinsic value" method permitted by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires calculation of an intrinsic value of the stock options issued in order to determine compensation expense, if any. Several valuation models are available for determining intrinsic value. The Company uses the Black-Scholes option-pricing model to determine the intrinsic value of its stock options.

In conformity with SFAS No. 123 and SFAS No. 148 supplemental disclosures are provided below. Had compensation cost been determined on the basis of SFAS No. 123 for options granted during 2002, 2001 and 2000, net income and earnings per share would have been adjusted as follows (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net income:
Net income before the effect of employee compensation expense	$60,911	$57,666	$92,167
Compensation expense, net of tax	(683)	(688)	—

Net income, as reported	$60,228	$56,978	$92,167
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(8,904)	(4,490)	(4,216)

Pro forma net income	$51,324	$52,488	$87,951

Net Income per Common Share — Basic:
As reported	$1.81	$1.70	$2.70
Pro forma	1.54	1.56	2.58
Net Income per Common Share — Diluted:
As reported	$1.78	$1.68	$2.65
Pro forma	1.53	1.55	2.53

The weighted average assumptions used to value options and the weighted average fair value of options granted during 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Fair value of options granted	$9.61	$12.73	$13.84
Weighted average exercise price	25.37	32.87	28.85
Expected stock price volatility	49.4%	51.0%	52.8%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.7	4.6	6.1
Expected life of options (years)	3	3	4

Income Taxes

Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences for temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries because these earnings are intended to be permanently invested. Further information on the Company's income taxes is provided in Note 14.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a component of stockholders' equity and consists of unrealized translation adjustments and minimum pension liability adjustments. At December 31, 2002, 2001 and 2000 other comprehensive loss included the following (amounts in thousands):

	As of December 31,
	2002	2001	2000
Unrealized currency translation adjustments	$(5,173)	$(3,196)	$(1,716)
Minimum pension liability adjustments, net of tax	(6,811)	—	—

Total comprehensive loss	$(11,984)	$(3,196)	$(1,716)

Balance Sheet Presentation

The Company receives promotional incentives from certain suppliers based on their participation in the Company's general line catalog and other annual and quarterly publications. These incentives are recorded as a reduction to cost of goods sold as they are earned over the life of the publications, and the unearned portion is disclosed on the Consolidated Balance Sheets as "deferred credits". The uncollected incentives due from suppliers are included in accounts receivable. Prior to the Company's third quarter filing on Form 10-Q, the accounts receivable balance shown on the Consolidated Balance Sheets included the deferred credits.

For comparative purposes, the Company adjusted its Consolidated Balance Sheets as of December 31, 2001 and 2000 to conform to the current year presentation. This resulted in an increase to the previously reported current assets and current liabilities and had no effect on trade accounts receivable days outstanding, working capital, net income, earnings per share or equity. The following table sets forth the impact of the change in presentation on the previously reported accounts receivable balances and the amounts that would have been shown as deferred credits on the Company's Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of December 31,
	2001	2000
As Previously Reported:
Accounts receivable and retained interest in receivables sold, net	$311,047	$329,934
Deferred credits	—	—
Current Presentation:
Accounts receivable and retained interest in receivables sold, net	$352,047	$364,324
Deferred credits	41,000	34,390

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation of variable interest entities, including special purpose entities and non-voting controlled entities. FIN No. 46 requires the "primary beneficiary" of a variable interest entity to consolidate it in its financial statements. However, FIN No. 46 specifically excludes some qualified financing mechanisms, including the Company's Receivables Securitization Program, from the scope of the interpretation. As a result, the Company does not believe adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under the particular guarantee. In addition, FIN No. 45 provides new disclosure requirements for all direct and indirect guarantees. Based on current circumstances, the Company does not believe adoption of FIN No. 45 will have a material impact on its financial position or results of operations.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective for fiscal periods beginning after December 15, 2002. EITF Issue No. 02-16 requires cash consideration given by a vendor to a customer be recognized in the customer's financial statements as a reduction to cost of goods sold, unless certain limited conditions are met. The Company receives certain manufacturers' allowances and promotional incentives. These promotional incentives are recorded as a reduction to cost of goods sold to reflect the net inventory purchase cost. The Company is currently evaluating whether EITF No. 02-16 will have an impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 provides two alternative methods for accounting for the transition to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the annual and quarterly disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These amended disclosure and transition requirements are effective for fiscal years ending after December 15, 2002. The Company currently accounts for stock-based compensation using the "intrinsic value" method permitted by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides supplemental disclosures including the pro forma net income and earnings per share as if the fair value based accounting method in SFAS No. 123 had been used. The Company is continuing to account for stock-based compensation using the intrinsic value and will continue to provide the required supplemental disclosures. The Company has adopted the disclosure requirements in these financial statements. Based on current circumstances and the Company's chosen method of accounting for stock-based compensation, the provisions of SFAS No. 148 did not have a material impact on its financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires gains and losses from extinguishment of debt to be presented as a gain or loss from continuing operations rather than as an extraordinary item. SFAS No. 145 also amends SFAS No. 13, which requires that certain capital lease modifications be treated as a sale-leaseback transaction. As a result of the adoption of SFAS No. 145, the Company modified its income statement presentation of the previously reported loss due to extinguishment of debt taken during the year ended December 31, 2000. The loss of $10.7 million is reported in conformity with SFAS No. 145 in interest expense (pre-tax) with the offsetting $4.2 million tax benefit included in the income taxes line item.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt SFAS No. 143 on January 1, 2003 and, based on current circumstances, does not believe that the impact of adopting SFAS No. 143 will have a material impact on its financial position or results of operations.

3. Restructuring and Other Charges

2002 Restructuring Plan

In the fourth quarter of 2002, the Company's Board of Directors approved a restructuring plan that includes:

  •
  Additional charges related to revised real estate sub-lease assumptions used in the 2001 restructuring plan

  •
  Closure of the Milwaukee, Wisconsin distribution center

  •
  Further downsizing of TOP

  •
  Write-down of certain e-commerce-related investments

As part of the 2001 Restructuring Plan (described below), the Company accrued certain exit costs related to facilities that were closed as part of the 2002 Restructuring Plan. At that time, accrued exit costs were calculated using the most current information available about the Company's ability to sub-lease the closed facilities. Further deterioration in the real estate market for the type of facilities the Company made available as a result of the 2001 Restructuring Plan has resulted in unexpected difficulties in subleasing these facilities. As a result, additional charges related to revised real estate sub-lease assumptions as compared to those used in the 2001 restructuring plan are included in the December 31, 2002 restructuring plan.

The further downsizing of TOP's operations includes termination of fulfillment contracts with third-party customers. The Company will provide assistance with logistics in moving third-party customer products to new fulfillment providers in order to insure a smooth transition. In addition, the 2002 Restructuring Plan includes severance and anticipated exit costs related to a portion of the Company's Memphis distribution center as a result of the further downsizing of TOP.

The restructuring plan includes workforce reductions of 105 associates. These positions primarily relate to TOP and the closure of the Milwaukee, Wisconsin distribution center. The associate groups affected by the restructuring plan include management personnel, inside and outside sales representatives, distribution workers, and hourly administrative staff. The restructuring plan calls for all initiatives to be completed within approximately one year from the commitment date.

During the fourth quarter of 2002, the Company recorded pre-tax restructuring and other charges of $8.9 million, or $0.17 per share (on an after-tax basis). These charges include a pre-tax cash charge of $6.9 million and a $2.0 million non-cash charge. The major components of the restructuring charge and the remaining accrual balance as of December 31, 2002, are as follows (in thousands):

	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring and Other Charges
Restructuring and other charges	$448	$6,484	$6,932	$2,003	$8,935
Amounts utilized during the fourth quarter of 2002	(40)	—	(40)	(2,003)	(2,043)

Accrued restructuring costs — as of December 31, 2002	$408	$6,484	$6,892	$—	$6,892

Employment termination and severance costs relate to involuntary terminations and reflect cash termination payments to be paid to associates affected by the restructuring plan. Healthcare benefits and career transition services are included in the termination and severance costs. The restructuring plan allows associates to continue their participation in the Company's healthcare plan during the term of their severance.

Accrued exit costs are primarily contractual lease obligations that existed prior to December 31, 2002, for buildings and office equipment that the Company had used in its closed or downsized facilities.

As of December 31, 2002, the Company completed the closure of the Milwaukee distribution center and reduced the Company's overall workforce by 47 associates through an involuntary termination program. Implementation costs associated with this restructuring plan are not expected to be material.

Non-cash asset write-downs of $2.0 million relate to certain e-commerce-related investments. Based on substantial operating losses, management has determined that the value of these investments is permanently impaired. Therefore, the book value of these investments has been written-down.

2001 Restructuring Plan

In the third quarter of 2001, the Company's Board of Directors approved a restructuring plan that included:

  •
  An organizational restructuring aimed at eliminating certain layers of management to achieve a lower cost structure and provide better customer service

  •
  The consolidation of certain distribution facilities and call center operations

  •
  An information technology platform consolidation

  •
  Divestiture of TOP call center operations and certain other assets

  •
  A significant reduction to TOP's cost structure.

The restructuring plan called for a workforce reduction of 1,375. These positions primarily related to TOP and call center operations. The associate groups affected by the restructuring plan included management personnel, inside and outside sales representatives, call center associates, distribution workers, and hourly administrative staff. As of December 31, 2002, the restructuring plan initiatives are complete.

During the third quarter 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a

$15.9 million non-cash charge. The major components of the restructuring charge and the remaining accrual balance as of December 31, 2002, are as follows (in thousands):

	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Other Charges
Restructuring charge	$19,189	$12,489	$31,678	$15,925	$47,603
Amounts reversed into income:
During 2002	(503)	(197)	(700)	(1,725)	(2,425)
Amounts utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
2002	(13,233)	(2,627)	(15,860)	1,725	(14,135)

Total amounts utilized	(16,256)	(3,853)	(20,109)	(14,200)	(34,309)

Accrued restructuring costs — as of December 31, 2002	$2,430	$8,439	$10,869	$—	$10,869

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

Employment termination and severance costs were related to voluntary and involuntary terminations and reflected cash termination payments to be paid to associates affected by the restructuring plan. Severance-related costs (healthcare benefits and career transition services) were included in the termination and severance costs. The restructuring plan allowed associates to continue their participation in the Company's healthcare plans during the term of their severance. During the first quarter of 2002, the Company reversed $0.5 million of severance-related costs due to such costs being lower than originally estimated.

Accrued exit costs were primarily contractual lease obligations that existed prior to September 30, 2001 for buildings that the Company had closed. During the first quarter of 2002, the Company reversed $0.2 million of accrued exit costs as a result of such costs being lower than originally estimated.

Implementation costs were recognized as incurred and consisted of costs directly related to the realization of the restructuring plan. These costs included training, stay bonuses, consulting fees, costs to relocate inventory, and accelerated depreciation. Implementation costs incurred during 2002 and 2001 totaled $5.9 million and $2.2 million, respectively. Accumulated implementation costs incurred for the period September 30, 2001 through December 31, 2002 were $8.1 million. The Company does not expect any further implementation costs related to this restructuring plan.

As of December 31, 2002, the Company had completed the closure of 10 distribution centers and three USSC call centers, eliminated one administrative office, divested the call center operations dedicated to serving TOP's clients and implemented its organizational restructuring and workforce reduction. As a result, the Company reduced its workforce by 1,375 associates through its voluntary and involuntary termination programs. The Company does not expect any further workforce reductions as a result of this restructuring plan.

While the 2001 Restructuring Plan is complete, cash payments related to this plan are expected to continue through the next several years. Employment termination and severance payments are expected to continue over the next six months. Payments related to accrued exit costs are expected to continue through the next seven years since they relate to long-term leases.

4. Segment Information

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," in 1998. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the company's products and services, the countries in which the company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. SFAS No. 131 permits the aggregation, based on specific criteria, of several operating segments into one reportable operating segment. Management has chosen to aggregate its operating segments and report segment information as one reportable segment. A discussion of the factors relied upon and processes undertaken by management in determining that the Company meets the aggregation criteria is provided below, followed by the required disclosure regarding the Company's single reportable segment.

Management defines operating segments as individual operations that the Chief Operating Decision Maker ("CODM") (in the Company's case, the President and Chief Executive Officer) reviews for the purpose of assessing performance and making operating decisions. When evaluating operating segments, management considers whether:

  •
  The component engages in business activities from which it may earn revenues and incur expenses

  •
  The operating results of the component are regularly reviewed by the enterprise's CODM

  •
  Discrete financial information is available about the component

  •
  Other factors are present, such as management structure, presentation of information to the Board of Directors and the nature of the business activity of each component.

Based on the factors referenced above, management has determined that the Company has two operating segments, USSC (referred to by the Company as "Supply"), the first-tier operating subsidiary of United and Lagasse. Supply also includes operations in Canada and Mexico conducted through a USSC unincorporated branch and subsidiary, respectively, as well as Azerty, which has been operationally consolidated into Supply.

Management has also concluded that the Company's two operating segments meet all of the aggregation criteria required by in SFAS 131. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including gross margins and operating expenses and (5) regulatory environment. Management further believes aggregate presentation provides more useful information to the financial statement user and is, therefore, consistent with the principles and objectives of SFAS No. 131.

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as the largest general line business products wholesaler in the United States and a provider of marketing and logistics services to resellers, with 2002 net sales of $3.7 billion—including foreign operations in Canada and Mexico. For the years ended December 31, 2002, 2001 and 2000, the Company's net sales from foreign operations in Canada were $179.0 million, $180.4 million and $89.6 million, respectively. Net sales from foreign operations in Mexico totaled $68.9 million, $65.8 million and $62.7 million for 2002, 2001 and 2000, respectively. The Company offers approximately 40,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers and two distribution centers that serve the Canadian marketplace. During the second quarter of 2002, the computer systems and product offerings of Azerty were integrated into USSC. In connection with this integration, the Company closed four separate U.S. Azerty distribution centers. At December 31, 2002 and 2001, long-lived assets of the Company's foreign operations in Canada were $11.6 million and $11.7 million, respectively. Long-lived assets of the Company's foreign operatons in Mexico were $4.0 million for each of 2002 and 2001.

The Company's product offerings, comprised of more than 40,000 stockkeeping units (SKUs), may be divided into five primary categories. (i) The Company's primary business continues to be traditional office products, which includes both brand name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. (ii) The Company also offers computer supplies, and peripherals to computer resellers and office products dealers. (iii) The Company's sale of office furniture, such as leather chairs, wooden and steel desks and computer furniture. The Company currently offers nearly 5,500 furniture items from 60 different manufacturers. (iv) A fourth category is facility supplies, including janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. The Company distributes these products through 24 Lagasse distribution centers to sanitary supply dealers. (v) The Company also distributes business machines and presentation products.

The Company's customers include office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitary supply distributors and e-commerce dealers. The Company's two largest customers each accounted for approximately 6% of the Company's annual net sales.

The following table sets forth net sales by product category (dollars in millions):

	Years Ended December 31,
	2002	2001	2000
Traditional office products	$1,129	$1,245	$1,356
Computer consumables	1,256	1,349	1,288
Office furniture	449	499	513
Facilities supplies	405	402	310
Business machines and presentation products	362	352	385
Freight revenue	50	60	64
Other	51	19	29

Total net sales	$3,702	$3,926	$3,945

5. Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2002	2001		2000
Loss on sale of accounts receivable, net of servicing revenue	$1,909	$7,045		$11,133
Other	512	(2,424	)(1)	68

Total	$2,421	$4,621		$11,201

(1)
Represents a net gain on the sale of a distribution center.

6. Receivables Securitization Program

General

As part of the Company's overall financing strategies, it utilized a standard third-party receivables securitization program (the "Receivables Securitization Program") to provide low-cost funding. Under this $163.0 million program, the Company sold, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially included all accounts receivable from Lagasse and the Company's foreign subsidiaries) to the Receivables Company, a wholly owned offshore, bankruptcy-remote special purpose limited liability company. This company in turn ultimately transferred the eligible trade accounts receivable to a trust, for which the trustee was JPMorgan Chase Bank. The trustee then sold investment certificates to third-party investors, which were backed by the accounts receivable owned by the trust. As a result of the short average collection cycle referred to below, proceeds from the collections under this revolving agreement were $3.1 billion for 2002 and $2.8 billion for 2001. Affiliates of PNC Bank and JPMorgan Chase acted as funding agents. The funding agents, together with other commercial banks rated at least A-1/P-1, provided standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

The documents evidencing the Receivables Securitization Program required the Receivables Company to comply with certain affirmative and negative covenants customary for facilities of this type, including, among others, requirements to maintain a separate corporate existence from USSC and its affiliates and to maintain a minimum net worth of $45 million at all times. USSC acted as the servicer of the accounts receivable on behalf of the trustee, for which it receives a fee, and was required to deliver reports regarding the accounts receivable and related collections, as well as to comply with certain other covenants set forth in the servicing agreement. The sale of accounts receivable included not only those eligible trade accounts receivable that existed on the closing date of the Receivables Securitization Program, but also eligible trade accounts receivable created thereafter. In the ordinary course, the Receivables Company used collections received by the trust to make distributions to USSC (subject to compliance with the Receivables Company's corporate formalities and the restrictions set forth in the documents evidencing the Receivables Securitization Program); however, in the event that receivables quality fails to satisfy certain standards, the trustee could retain the collections on the accounts receivable held by the trust and will use such collections to repay amounts owed to the trust by the Receivables Company. Upon the occurrence of such an event, USSC would cease selling its trade accounts receivable into the Receivables Securitization Program.

On March 28, 2003, USSC replaced its Receivables Securitization Program (defined above) with a third-party receivables securitization program with Bank One, NA, as trustee (the "New Receivables Securitization Program"). The maximum funding from the program at any one time increased from $160 million under the former program to $225 million under the new program. Under this program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable from Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of PNC Bank and Bank One act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the receivables company under 364-day liquidity facilities. The New Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Consolidated Financial Statements. For the years ended December 31, 2002 and 2001, the Company had decided to sell $105 million and $125 million of trade accounts receivable, respectively. Accordingly, trade accounts receivable of $105 million in 2002, and $125 million in 2001 are excluded from the Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained Interest in Receivables Sold, less allowance for doubtful accounts". For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. The interest rate on the certificates issued under the Receivables Securitization Program during 2002 ranged between 1.5% and 2.1% annually. Losses recognized on the sale of accounts receivable totaled approximately $1.9 million and $7.0 million in 2002 and 2001, respectively. Proceeds from the collections under this revolving agreement were $3.1 billion and $2.8 billion in 2002 and 2001, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Statements of Income under the caption, "Other Expense, net".

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to the investors). The Company's retained interest on $298.7 million and $244.8 million of trade receivables in the master trust as of December 31, 2002 and 2001 was $191.6 million and $117.6 million, respectively. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained Interest in Receivables Sold, less allowance for doubtful accounts".

The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on our financial position or results of operations. No accounts receivable sold to the master trust were written off during 2002 or 2001.

7. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and deferred stock units are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income	$60,228	$56,978	$92,167
Denominator:
Denominator for basic earnings per share —
Weighted average shares	33,240	33,561	34,101
Effect of dilutive securities:
Employee stock options	543	367	674

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	33,783	33,928	34,775

Net income per common share:
Net income per share — basic	$1.81	$1.70	$2.70
Net income per share — assuming dilution	$1.78	$1.68	$2.65

8. Long-Term Debt

United is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its operating subsidiary, USSC, and from borrowings by USSC. The Credit Agreement (as defined below) and the indentures governing the Company's 8.375% Notes (as defined below) contain restrictions on the ability of USSC to transfer cash to United.

Long-term debt consisted of the following amounts (dollars in thousands):

	As of December 31,
	2002	2001
Tranche A term loan, due in installments until March 31, 2004	$18,251	$32,331
Tranche A-1 term loan, due in installments until June 30, 2005	78,125	109,375
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	6,800	14,300
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	8,000	15,500
Other long-term debt	73	199

Subtotal	211,249	271,705
Less — current maturities	(45,904)	(52,970)

Total	$165,345	$218,735

The Company utilizes both fixed rate and variable rate debt. Approximately 32% of the outstanding debt and receivables sold under the Receivables Securitization Program (see Note 6) is priced at interest rates that are fixed. The Company's variable rate debt is based primarily on the applicable prime or LIBOR rate. The prevailing prime interest rates at the end of 2002 and 2001 were 4.25% and 4.75%, respectively. The LIBOR rate at the end of 2002 was 1.45%, compared to 2.45% at the end of 2001.

Credit Agreement

At December 31, 2002, the Company had a senior secured credit facility dated April 3, 1998. USSC, as borrower, and United, as guarantor, entered into the Third Amended and Restated Revolving Credit Agreement, dated as of June 29, 2000, and Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement dated as of May 7, 2002, (as amended, the "Credit Agreement"), with various lenders and the administrative agent named therein. The Credit Agreement, among other things, provided a facility ("Tranche A Term Loan Facility") for the continuation of the term loans outstanding as of its effective date under the prior credit agreement; an additional $150.0 million aggregate principal amount, five-year term loan facility (the "Tranche A-1 Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"); and a revolving credit facility of up to $250.0 million aggregate principal amount (the "Revolving Credit Facility").

As of December 31, 2002, the aggregate principal amount of debt outstanding under the Term Loan Facilities included $96.4 million of term loan borrowings. This consisted of $18.3 million under the Tranche A Term Loan Facility and $78.1 million under the Tranche A-1 Term Loan Facility. Amounts outstanding under the Tranche A Term Loan Facility were scheduled to be repaid in five quarterly installments of $3.7 million. Amounts outstanding under the Tranche A-1 Term Loan Facility were scheduled to be repaid in 10 quarterly installments of $7.8 million.

The Credit Agreement was limited by its terms to $250.0 million in aggregate principal amount, less the aggregate amount of outstanding letters of credit obligations under the facility. The Revolving Credit Facility was scheduled to mature on March 31, 2004. As of December 31, 2002, the Company had $229.8 million available under its Revolving Credit Facility after deducting certain outstanding letter-of-credit obligations of $20.2 million. Availability was effectively further reduced based on limitations imposed by financial covenants under the Credit Agreement.

USSC's obligations under the Credit Agreement were guaranteed by United and secured by a first-priority pledge by United of USSC's stock. Additionally, USSC's obligations under the Credit Agreement were guaranteed by its direct and indirect subsidiaries (the "Affiliated Guarantors"), which exclude TOP, USS Receivables Company, Ltd. (the "Receivables Company") and other foreign subsidiaries.

As collateral security for the obligations of USSC and the Affiliated Guarantors, security interests and liens were placed upon accounts receivable and related instruments, inventory, equipment, contract rights, intellectual property and all other tangible and intangible personal property (including proceeds) and fixtures and certain real property of USSC and the Affiliated Guarantors, other than accounts receivable sold in connection with the Receivables Securitization Program (as defined). These obligations were secured by first priority pledges of all of the outstanding stock of USSC and its domestic direct and indirect subsidiaries, including Lagasse and Azerty but excludingTOP, as well as a portion of the stock of identified foreign direct and indirect subsidiaries of USSC excluding the Receivables Company.

The Credit Agreement contained representations and warranties, affirmative and negative covenants, and events of default customary for financing of this type. The Company was in compliance at December 31, 2002 with the covenants contained in the Credit Agreement.

The right of United to participate in any distribution of earnings or assets of USSC was subject to the prior claims of the creditors of USSC. In addition, the Credit Agreement contains certain restrictive covenants, including covenants that restricted or prohibited USSC's ability to pay cash dividends and make other distributions to United.

Debt maturities under the Credit Agreement as of December 31, 2002, were as follows (dollars in thousands):

Year	Amount(1)
2003	$45,904
2004	42,920
2005	15,625
2006	—
2007	—
Later years	106,800

Total	$211,249

(1)
On March 21, 2003, the Company replaced its existing senior credit facility. In addition the Company announced on March 28, 2003 its intention to redeem all outstanding notes under the 8.375% Notes Indenture. For more information, see "New Credit Agreement" and "8.375% Senior Subordinated Notes" described below.

As of December 31, 2002 and 2001, the Company had issued letters of credit of $24.9 million and $38.6 million, respectively, of which $22.7 million and $36.0 million, respectively, were outstanding.

New Credit Agreement

On March 21, 2003, the Company replaced its existing senior secured credit facility by entering into a new Five-Year Revolving Credit Agreement (the "New Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, and United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The New Credit Agreement provides for a revolving credit facility with an aggregate committed amount of $275 million. USSC may, upon the terms and conditions of the New Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325.0 million.

The New Credit Agreement provides for the issuance of letters of credit for amounts totaling up to a sublimit of $90.0 million. It also provides a sublimit for swingline loans in an aggregate principal amount not to exceed $25.0 million at any one time outstanding. These amounts, as sublimits, do not increase the aggregate committed amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability. The revolving credit facility matures on March 21, 2008.

Obligations of USSC under the New Credit Agreement are guaranteed by United and certain of USSC's domestic subsidiaries. USSC's obligations under the New Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all assets, including accounts, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the New Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

Loans outstanding under the New Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, the London Interbank Offered Rate ("LIBOR") (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Initial applicable margins are 0.50% and 2.00%, respectively.

The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

8.375% Senior Subordinated Notes

The 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") were issued on April 15, 1998, under the 8.375% Notes Indenture. At December 31, 2002, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes are unsecured senior subordinated obligations of USSC, and payment of the Notes is fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes mature on April 15, 2008, and bear interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year. The 8.375% Notes are redeemable at the option of USSC at any time on or after April 15, 2003, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):

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

The Indenture governing the Notes contains certain affirmative and negative covenants applicable to USSC and its subsidiaries which are customary for financings of this type, including, among others,

restrictions on the ability of USSC to make distributions to United (conditioned on the absence of a default, cumulative aggregate dollar limitations and the satisfaction of a debt incurrence test) and on the ability of USSC and its subsidiaries to enter into transactions with their affiliates (which, in addition to conditions similar to those described above with respect to the comparable covenant under the Credit Agreement, may require Board approval and a fairness opinion if above prescribed dollar values). The restrictions imposed are of the same nature as those under the Credit Agreement, but are generally less restrictive.

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

On March 28, 2003, the trustee for the Company's Notes sent notice at the Company's request to the holders of the Notes of its intention to redeem $100.0 million principal amount of the Notes at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. The redemption is expected to be completed on April 28, 2003 and, as a result of the redemption, no Notes will be outstanding after such date.

9. Leases

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect at December 31, 2002 having initial or remaining non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

Year	Operating Leases(1)
2003	$43,815
2004	38,997
2005	34,476
2006	28,157
2007	21,999
Later years	52,999

Total minimum lease payments	$220,443

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $48.0 million, $44.7 million, and $31.0 million in 2002, 2001, and 2000, respectively.

10. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2002, the Company has pension plans covering approximately 4,351 of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with current tax laws. The Company uses October 31 as its measurement date to determine its pension obligations.

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2002 and 2001 (amounts in thousands):

	2002	2001
Benefit obligation at beginning of year	$55,526	$44,419
Service cost—benefit earned during the period	3,873	3,452
Interest cost on projected benefit obligation	4,005	3,463
Amendments	198	—
Actuarial loss	4,600	6,053
Curtailment loss (gain)	178	(486)
Benefits paid	(1,733)	(1,375)

Benefit obligation at end of year	$66,647	$55,526

The plans' assets consist of corporate and government debt securities and equity securities. The following table sets forth the change in the plans' assets for the years ended December 31, 2002 and 2001 (dollars in thousands):

	2002	2001
Fair value of assets at beginning of year	$43,689	$56,847
Actual return on plan assets	(2,027)	(12,213)
Company contributions	30	430
Benefits paid	(1,733)	(1,375)

Fair value of plan assets at end of year	$39,959	$43,689

The following table sets forth the plans' funded status as of December 31, 2002 and 2001 (dollars in thousands):

	2002	2001
Funded status of the plan	$(26,688)	$(11,837)
Company contributions after measurement date	599	—
Unrecognized prior service cost	1,244	1,293
Unrecognized net actuarial loss	18,194	8,301

Net amount recognized	$(6,651)	$(2,243)

Net periodic pension cost for the years ended December 31, 2002, 2001 and 2000 for pension and supplemental benefit plans includes the following components (dollars in thousands):

	2002	2001	2000
Service cost—benefit earned during the period	$3,873	$3,452	$3,171
Interest cost on projected benefit obligation	4,005	3,463	2,997
Expected return on plan assets	(3,666)	(4,809)	(4,114)
Amortization of prior service cost	133	126	111
Plan curtailment loss	416	10	—
Amortization of actuarial loss (gain)	276	(825)	(623)

Net periodic pension cost	$5,037	$1,417	$1,542

The assumptions used in accounting for the Company's defined benefit plans are set forth below:

	2002	2001	2000
Assumed discount rate	6.75%	7.25%	7.75%
Rate of compensation increase	5.00%	5.00%	5.50%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%

To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2002 of approximately $1.8 million.

Defined Contribution Plan

The Company has a defined contribution plan. Salaried employees and non-union hourly paid employees are eligible to participate after completing six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employees' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match employees' contributions were approximately $3.0 million, $3.6 million and $3.1 million in 2002, 2001 and 2000, respectively.

11. Postretirement Health Benefits

The Company maintains a postretirement plan. The plan is unfunded and provides healthcare benefits to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. The following tables set forth the plan's change in Accrued Postretirement Benefit Obligation ("APBO"), plan assets and funded status for the years ended December 31, 2002 and 2001 (dollars in thousands):

	2002	2001
Benefit obligation at beginning of year	$5,542	$4,780
Service cost—benefit earned during the period	530	620
Interest cost on projected benefit obligation	390	366
Plan participants' contributions	183	151
Actuarial loss	280	93
Curtailment gain	—	(202)
Benefits paid	(311)	(266)

Benefit obligation at end of year	$6,614	$5,542

Fair value of assets at beginning of year	$—	$—
Company contributions	128	115
Plan participants' contributions	183	151
Benefits paid	(311)	(266)

Fair value of assets at end of year	$—	$—

Funded status of the plan	$(6,614)	$(5,542)
Unrecognized net actuarial loss	280	—

Accrued postretirement benefit obligation in the Consolidated Balance Sheets	$(6,334)	$(5,542)

The costs of postretirement healthcare benefits for the years ended December 31, 2002, 2001 and 2000 were as follows (dollars in thousands):

	2002	2001	2000
Service cost—benefit earned during the period	$530	$620	$574
Interest cost on projected benefit obligation	390	366	335
Curtailment gain	—	(174)	—

Net periodic postretirement benefit cost	$920	$812	$909

The assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

	2002	2001	2000
Assumed average health care cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.75%	7.25%	7.75%

The postretirement plan states that the Company's medical cost increases for current and future retirees and their dependents are capped at 3%. Because annual medical cost increases are trending above 4% and the Company's portion of any increase is capped at 3%, a 1% increase or decrease in these costs will have no effect on the APBO, the service cost or the interest cost.

12. Stock Option and Incentive Plans

The Company has four stock option and incentive plans. The 1992 Management Equity Plan and the 2000 Management Equity Plan (collectively referred to as the "Plans") are administered by the Human Resources Committee, or the Board of Directors or by such other committee, as determined by the Board of Directors of the Company. The Plans provide for the issuance of common stock, through the exercise of options, to members of the Board of Directors and to key employees of the Company, either as incentive stock options or as non-qualified stock options.

During 2002, 2001 and 2000, options of approximately 1.4 million, 1.1 million and 1.0 million, respectively, were granted under the Plans to management employees and directors, with option exercise prices equal to fair market value, generally vesting ratably between three and five years and generally expire 10 years from the date of grant. As of December 31, 2002, there were 2.1 million shares available for future grant. The Company recorded compensation expense for all of its stock option and incentive plans of $1.1 million for each of 2002 and 2001. Compensation expense for 2002 includes charges related to the acceleration of vesting periods on certain stock options.

An optionee under the Plans must pay the full option price upon exercise of an option (i) in cash; (ii) with the consent of the Board of Directors, by delivering mature shares of common stock already owned by the optionee and having a fair market value at least equal to the exercise price; or (iii) in any combination of the above. The Company may require the optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee to pay in cash, or (iii) reducing the number of shares of common stock to be issued to meet only the minimum statutory withholding requirement (except in the case of incentive stock options).

The following table summarizes the transactions of the Plans for the last three years:

Management Equity Plans (excluding restricted stock)	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price	2000	Weighted Average Exercise Price
Options outstanding—January 1	3,183,928	25.29	3,430,555	23.13	2,968,875	19.60
Granted	1,350,962	25.37	1,093,740	32.87	984,100	28.85
Exercised	(276,696)	22.98	(640,084)	20.43	(396,480)	10.82
Canceled	(169,558)	27.63	(700,283)	27.61	(125,940)	23.40

Options outstanding—December 31	4,088,636	25.37	3,183,928	25.29	3,430,555	23.13

Number of options exercisable	1,882,842	23.30	977,253	19.66	834,225	19.04

The following table summarizes outstanding options granted under the Plans as of December 31, 2002:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
$10.81—20.00	470,383	4.5	470,383
20.01—25.00	1,277,110	7.6	579,240
25.01—30.00	1,398,502	9.0	430,996
30.01—35.00	912,641	8.4	402,223
35.01—40.00	30,000	9.2	—

Total	4,088,636	7.8	1,882,842

Retention Grant Plan

During 2001, the Company established a Retention Grant Plan (the "Retention Plan") to retain key executives and to provide additional incentive for such key executives to achieve the objectives and promote the business success of the Company by providing such individuals opportunities to acquire common shares of the Company through the settlement of deferred stock units. Each deferred stock unit is equal to one share of the Company's common stock. The maximum number of deferred stock units that may be granted under the Retention Plan is 270,000. During 2001, 100,000 deferred stock units were granted with a cliff vesting of eight years, subject to certain accelerated vesting conditions. The value of the grant of $24.25 per deferred stock unit was established by the market price of the Company's common stock on the date of the grant. As a result of meeting the accelerated vesting conditions, 25,000 deferred stock units vested during 2002. The remaining 75,000 stock units were forfeited. During 2002 and 2001, the Company recorded $0.4 million and $0.2 million of compensation expense in connection with the Retention Plan.

Directors Grant Plan

During 2001, the Company established a Directors Grant Plan (the "Directors Plan") to retain directors who are not employees of the Company and to provide additional incentive for such directors to achieve the objectives and promote the business success of the Company by providing such individuals opportunities to acquire common shares of the Company through the settlement of deferred stock units. Each deferred stock unit is equal to one share of the Company's common stock. At such times as determined by the Board of Directors of the Company, each director of the Company who is not an employee of the Company may be granted up to 4,000 deferred stock units each year as determined by the Board of Directors in its sole discretion. Vesting terms will be determined at the time of the grant. No deferred stock units were granted under the Directors Plan during 2002. As a result, no expense was recorded during 2002, compared with $0.6 million of expense in 2001.

Nonemployee Directors' Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company's common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company's common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director.

For the year ended December 31, 2002 and 2001, the Company recorded compensation expense of approximately $0.2 million in each year related to this plan. As of December 31, 2002 and 2001, the accumulated number of stock units outstanding under this plan was 25,465 and 18,477, respectively.

13. Preferred Stock

The Company's authorized capital shares include 15.0 million shares of preferred stock. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. At December 31, 2002, the Company had no preferred stock outstanding and all 15.0 million shares are specified as undesignated preferred stock.

14. Income Taxes

The provision for income taxes consisted of the following (dollars in thousands):

	Years Ended December 31,
	2002	2001	2000
Currently payable
Federal	$27,596	$41,271	$45,832
State	2,958	6,712	10,073

Total currently payable	30,554	47,983	55,905
Deferred, net—
Federal	5,023	(9,857)	4,491
State	564	(1,463)	829

Total deferred, net	5,587	(11,320)	5,320

Provision for income taxes	$36,141	$36,663	$61,225

The Company's effective income tax rates for the years ended December 31, 2002, 2001 and 2000 varied from the statutory federal income tax rate as set forth in the following table (dollars in thousands):

	Years Ended December 31,
	2002		2001		2000
	Amount	% of Pre- tax Income	Amount	% of Pre- tax Income	Amount	% of Pre- tax Income
Tax provision based on the federal statutory rate	$33,728	35.0%	$32,774	35.0%	$53,689	35.0%
State and local income taxes—net of federal income tax benefit	2,314	2.4%	3,371	3.6%	7,217	4.7%
Non-deductible and other	99	0.1%	518	0.6%	319	0.2%

Provision for income taxes	$36,141	37.5%	$36,663	39.2%	$61,225	39.9%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (dollars in thousands):

	As of December 31,
	2002		2001
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$18,843	$—	$12,233	$—
Allowance for doubtful accounts	6,953	—	5,930	—
Inventory reserves and adjustments	—	14,950	—	14,125
Depreciation and amortization	—	33,325	—	29,784
Restructuring costs	10,185	—	13,968	—
Reserve for stock option compensation	1,183	—	1,394	—
Other	4,870	—	5,397	—

Total	$42,034	$48,275	$38,922	$43,909

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

15. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

	Years Ended December 31,
	2002	2001	2000
Cash Paid During the Year For:
Interest	$15,138	$27,036	$28,555
Discount on the sale of trade accounts receivable	2,025	6,882	10,632
Income taxes	28,534	41,075	62,691

16. Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments is as follows (dollars in thousands):

	As of December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,426	$17,426	$28,814	$28,814
Current maturities of long-term debt	45,904	45,904	52,970	52,970
Long-term debt:
8.375% Subordinated Notes	100,000	101,240	100,000	101,020
All other	65,345	65,345	118,735	118,735

The fair value of the 8.375% Subordinated Notes is based on quoted market prices and quotes from counter parties.

17. Quarterly Financial Data—Unaudited

	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Share—Basic(1)	Net Income (Loss) Per Share—Assuming Dilution(1)
Year Ended December 31, 2002:
First Quarter	$948,092	$144,436	$24,152	$0.72	$0.70
Second Quarter	897,605	131,112	15,733	0.47	0.46
Third Quarter	932,486	135,714	18,947	0.57	0.57
Fourth Quarter	923,381	126,713	1,396	0.04	0.04

Total	$3,701,564	$537,975	$60,228	$1.81	$1.78

Year Ended December 31, 2001:
First Quarter	$1,059,842	$166,123	$21,613	$0.65	$0.64
Second Quarter	978,886	155,003	21,841	0.66	0.65
Third Quarter	950,910	152,403	(5,943)	(0.18)	(0.18)
Fourth Quarter	936,298	146,264	19,467	0.58	0.57

Total	$3,925,936	$619,793	$56,978	$1.70	$1.68

(1)
As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 2002, the Company recorded a favorable net income adjustment of approximately $0.7 million related to the refinement of estimates recorded in the prior three quarters. For the same period in 2001, the Company recorded a favorable net income adjustment of approximately $5.8 million.

18. Condensed Consolidating Financial Statements—Unaudited

The following table presents condensed consolidating financial information, as required by the Company's 8.375% Notes, for United Stationers Inc., the parent holding company and guarantor; United Stationers Supply Co., the issuer; TOP, Lagasse, United Stationers Financial Services LLC, and United Stationers Technology Services LLC, the subsidiary guarantors; United Worldwide Limited, United Stationers Hong Kong Limited and the Receivables Company, are non-guarantors; and elimination adjustments. Separate financial statements of the guarantors are not presented, as the Company believes the condensed consolidating financial information is more meaningful in understanding the statements of operations, balance sheets, and cash flows of the guarantor subsidiaries. All subsidiaries of the Company are wholly owned. However, the following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.

Condensed Consolidating Balance Sheets

(dollars in thousands)	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of December 31, 2002:
ASSETS
Cash and cash equivalents	$424	$12,097	$3,721	$1,184	$—	$17,426
Accounts receivable and retained interest in receivables sold, net	—	91,838	78,122	253,274	(73,219)	350,015
Inventories	—	517,533	54,965	—	—	572,498
Other current assets	—	21,281	5,671	6	—	26,958
Property, plant and equipment, net	—	168,875	11,627	34	—	180,536
Goodwill, net	—	127,271	52,915	—	—	180,186
Intercompany notes receivable	114,686	7,984	138,186	5,565	(266,421)	—
Investment in subsidiaries	693,185	263,318	138,396	—	(1,094,899)	—
Other noncurrent assets	—	12,369	13,953	—	(4,712)	21,610

Total assets	$808,295	$1,222,566	$497,556	$260,063	$(1,439,251)	$1,349,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	—	302,544	31,256	—	—	333,800
Accrued liabilities	1,816	100,920	38,718	4,723	(4,320)	141,857
Deferred credits	—	44,749	—	—	—	44,749
Current maturities of long-term debt	—	45,904	—	—	—	45,904
Deferred income taxes	—	15,764	1,295	—	—	17,059
Long-term obligations	—	206,063	913	105,000	(105,000)	206,976
Intercompany notes payable	—	258,437	7,984	—	(266,421)	—
Stockholders' equity	806,479	248,185	417,390	150,340	(1,063,510)	558,884

Total liabilities and stockholders' equity	$808,295	$1,222,566	$497,556	$260,063	$(1,439,251)	$1,349,229

As of December 31, 2001:
ASSETS
Cash and cash equivalents	$424	$19,349	$7,673	$1,368	$—	$28,814
Accounts receivable and retained interest in receivables sold, net	—	89,764	170,429	220,031	(128,177)	352,047
Inventories	—	450,278	131,427	—	—	581,705
Other current assets	—	30,287	5,214	16	(6,985)	28,532
Property, plant and equipment, net	—	171,031	17,963	18	—	189,012
Goodwill, net	—	67,674	112,443	—	—	180,117
Intercompany notes receivable	109,539	51,155	54,978	—	(215,672)	—
Investment in subsidiaries	630,880	249,309	30,630	—	(910,819)	—
Other noncurrent assets	4	11,303	12,540	—	(3,487)	20,360

Total assets	$740,847	$1,140,150	$543,297	$221,433	$(1,265,140)	$1,380,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	—	253,561	87,261	—	(4,100)	336,722
Accrued liabilities	2,549	92,935	52,592	5,016	(5,452)	147,640
Deferred credits	—	41,000	—	—	—	41,000
Current maturities of long-term debt	—	52,830	140	—	—	52,970
Deferred income taxes	—	18,418	(190)	—	—	18,228
Long-term obligations	—	261,390	(16,044)	125,000	(125,000)	245,346
Intercompany notes payable	—	109,539	51,155	54,978	(215,672)	—
Stockholders' equity	738,298	310,477	368,383	36,439	(914,916)	538,681

Total liabilities and stockholders' equity	$740,847	$1,140,150	$543,297	$221,433	$(1,265,140)	$1,380,587

Condensed Consolidating Statements of Income
(dollars in thousands)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2002:
Net sales	$—	$3,104,293	$742,357	$23,901	$(168,987)	$3,701,564
Cost of goods sold	—	2,633,159	535,671	—	(5,241)	3,163,589

Gross profit	—	471,134	206,686	23,901	(163,746)	537,975
Warehousing, marketing and administrative expenses	—	398,105	95,515	3,772	(81,412)	415,980
Restructuring reversal	—	8,443	(1,933)	—	—	6,510

Total operating expenses	—	406,548	93,582	3,772	(81,412)	422,490

Income from operations	—	64,586	113,104	20,129	(82,334)	115,485
Interest (income) expense, net	(5,147)	20,290	(355)	10,082	(8,175)	16,695
Other expense, net	—	57,005	24,758	—	(79,342)	2,421

Income (loss) before income taxes	5,147	(12,709)	88,701	10,047	5,183	96,369
Income taxes (benefit)	1,930	(4,767)	32,987	4,047	1,944	36,141
Equity from subsidiaries	59,786	6,000	—	—	(65,786)	—

Net income (loss)	$63,003	$(1,942)	$55,714	$6,000	$(62,547)	$60,228

For the Year Ended December 31, 2001:
Net sales	$—	$2,867,543	$1,150,939	$27,190	$(119,736)	$3,925,936
Cost of goods sold	—	2,350,790	967,160	—	(11,807)	3,306,143

Gross profit	—	516,753	183,779	27,190	(107,929)	619,793
Warehousing, marketing and administrative expenses	—	388,786	106,850	3,350	(48,851)	450,135
Restructuring charge	—	30,072	17,531	—	—	47,603

Total operating expenses	—	418,858	124,381	3,350	(48,851)	497,738

Income from operations	—	97,895	59,398	23,840	(59,078)	122,055
Interest (income) expense, net	(7,222)	27,559	6,949	13,437	(16,930)	23,793
Other expense (income), net	—	76,813	(30,044)	—	(42,148)	4,621

Income (loss) before income taxes	7,222	(6,477)	82,493	10,403	—	93,641
Income taxes	2,549	245	29,717	4,152	—	36,663
Equity from subsidiaries	52,305	6,251	—	—	(58,556)	—

Net income (loss)	$56,978	$(471)	$52,776	$6,251	$(58,556)	$56,978

For the Year Ended December 31, 2000:
Net sales	$—	$2,965,590	$982,904	$33,305	$(36,937)	$3,944,862
Cost of goods sold	—	2,417,632	885,179	—	(1,793)	3,301,018

Gross profit	—	547,958	97,725	33,305	(35,144)	643,844
Warehousing, marketing and administrative expenses	—	381,623	59,212	3,495	(3,032)	441,298

Income from operations	—	166,335	38,513	29,810	(32,112)	202,546
Interest (income) expense, net	(8,793)	35,299	4,220	18,360	(11,133)	37,953
Other expense, net	—	32,180	—	—	(20,979)	11,201

Income before income taxes	8,793	98,856	34,293	11,450	—	153,392
Income taxes	3,103	39,407	14,196	4,519	—	61,225
Equity from subsidiaries	91,117	6,931	—	—	(98,048)	—

Net income	$96,807	$66,380	$20,097	$6,931	$(98,048)	$92,167

Condensed Consolidating Statements of Cash Flows

(dollars in thousands)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2002:
Net cash provided by (used in) operating activities	$32,764	$(69,043)	$36,489	$74,771	$30,749	$105,730
Cash flows from investing activities:
Capital expenditures	—	(28,936)	1,678	23	—	(27,235)
Proceeds from the sale of the Salisbury, Maryland Call Center	—	—	1,249	—	—	1,249
Proceeds from the disposition of property, plant and equipment	—	2,923	24	—	—	2,947
Investment in subsidiaries	—	—	(107,766)	(107,766)	215,532	—

Net cash used in investing activities	—	(26,013)	(104,815)	(107,743)	215,532	(23,039)
Cash flows from financing activities:
Borrowings under revolver	—	—	—	—	—	—
Principal payments of debt	—	(60,456)	—	(20,000)	20,000	(60,456)
Issuance of treasury stock	5,546	—	—	—	—	5,546
Acquisition of treasury stock, at cost	(38,310)	—	—	—	—	(38,310)
Capital contribution	—	—	107,766	107,766	(215,532)	—
Intercompany notes payable	—	148,898	(43,171)	(54,978)	(50,749)	—
Payment of employee withholding tax related to stock option exercises	—	(697)	—	—	—	(697)

Net cash (used in) provided by financing activities	(32,764)	87,745	64,595	32,788	(246,281)	(93,917)
Effect of exchange rate changes on cash and cash equivalents	—	59	(221)	—	—	(162)

Net change in cash and cash equivalents	—	(7,252)	(3,952)	(184)	—	(11,388)
Cash and cash equivalents, beginning of period	424	19,349	7,673	1,368	—	28,814

Cash and cash equivalents, end of period	$424	$12,097	$3,721	$1,184	$—	$17,426

For the Year Ended December 31, 2001:
Net cash (used in) provided by operating activities	$(15,796)	$169,585	$26,677	$34,890	$(24,200)	$191,156
Cash flows from investing activities:
Acquisitions	—	—	(32,650)	—	—	(32,650)
Capital expenditures	—	(22,729)	(9,774)	—	—	(32,503)
Proceeds from the disposition of property, plant and equipment	—	3,800	85	—	—	3,885
Proceeds from the sale of Positive ID.	—	—	14,941	—	—	14,941
Investment in subsidiaries	12,383	—	—	—	(12,383)	—

Net cash provided by (used in) investing activities	12,383	(18,929)	(27,398)	—	(12,383)	(46,327)
Cash flows from financing activities:
Net repayments under revolver	—	(98,000)	—	—	—	(98,000)
Principal payments of debt	—	(40,163)	—	(25,000)	25,000	(40,163)
Issuance of treasury stock	15,796	—	—	—	—	15,796
Acquisition of treasury stock, at cost	(12,383)	—	—	—	—	(12,383)
Intercompany dividend	—	(12,383)	—	—	12,383	—
Intercompany notes payable	—	7,222	4,057	(10,479)	(800)	—
Payment of employee withholding tax related to stock option exercises	—	(1,033)	—	—	—	(1,033)

Net cash provided by (used in) financing activities	3,413	(144,357)	4,057	(35,479)	36,583	(135,783)
Effect of exchange rate changes on cash and cash equivalents	—	(152)	136	—	—	(16)

Net change in cash and cash equivalents	—	6,147	3,472	(589)	—	9,030
Cash and cash equivalents, beginning of period	424	13,202	4,201	1,957	—	19,784

Cash and cash equivalents, end of period	$424	$19,349	$7,673	$1,368	$—	$28,814

(Table continued on following page)

	United Stationers Inc. (Parent)	United Stationers Supply Co. (Issuer)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the Year Ended December 31, 2000:
Net cash (used in) provided by operating activities	$(4,247)	$30,123	$27,969	$1,576	$(16,703)	$38,718
Cash flows from investing activities:
Acquisitions	—	(44,233)	—	—	—	(44,233)
Capital expenditures	—	(41,079)	(2,559)	—	—	(43,638)
Proceeds from the disposition of property, plant and equipment	—	4,337	—	—	—	4,337
Investment in subsidiaries	22,437	—	—	—	(22,437)	—

Net cash provided by (used in) investing activities	22,437	(80,975)	(2,559)	—	(22,437)	(83,534)
Cash flows from financing activities:
Borrowings under revolver	—	45,000	—	—	—	45,000
Principal payments of debt	—	(128,509)	—	(10,000)	10,000	(128,509)
Issuance of treasury stock	4,247	150,000	—	—	—	154,247
Acquisition of treasury stock, at cost	(22,437)	—	—	—	22,437	—
Intercompany notes payable	—	8,793	(23,703)	8,207	6,703	—
Intercompany dividend	—	(22,437)	—	—	—	(22,437)
Payment of employee withholding tax related to stock option exercises	—	(2,646)	—	—	—	(2,646)

Net cash (used in) provided by financing activities	(18,190)	50,201	(23,703)	(1,793)	39,140	45,655
Effect of exchange rate changes on cash and cash equivalents	—	(36)	(12)	—	—	(48)

Net change in cash and cash equivalents	—	(687)	1,695	(217)	—	791
Cash and cash equivalents, beginning of period	424	13,889	2,506	2,174	—	18,993

Cash and cash equivalents, end of period	$424	$13,202	$4,201	$1,957	$—	$19,784

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report. In addition, the information contained under the captions "Election of Directors-Director Nominees", "Election of Directors-Continuing Directors", and "Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2003, to be filed within 120 days after the end of the Registrant's year, is incorporated herein by reference. The directors of USSC are Richard W. Gochnauer and Kathleen S. Dvorak, their background biographical information is included in Item 4A of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the caption "Executive Compensation" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2003, to be filed within 120 days after the end of the Registrant's year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the captions "Voting Securities and Principal Holders-Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders-Security Ownership of Management" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2003, to be filed within 120 days after the end of the Registrant's year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2002:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
1992 Management Equity Plan	1,535,690	$26.84		52,349
2000 Management Equity Plan	2,552,946	24.49		2,005,707
Nonemployee Directors' Deferred
Compensation Plan	25,465	—		24,535

Total	4,114,101	25.37	(1)	2,082,591

Equity compensation plans not approved by security holders:
Retention Grant Plan	25,000	—		245,000
Directors Grant Plan	17,900	—		232,100

Total	42,900	—		477,100

Total	4,157,001	$25.37	(1)	2,559,691

(1)
Excludes the impact of plans without an exercise price.

For a description of the equity compensation plans noted above, see Note 12 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2003, to be filed within 120 days after the end of the Registrant's year.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company performed an evaluation, under the supervision and with the participation of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)        The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Report of Independent Auditors	32
	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	33
	Consolidated Balance Sheets as of December 31, 2002 and 2001	34
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	35
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	36
	Notes to Consolidated Financial Statements	37
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	83
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the SEC as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under United's file number of 0-10653 and USSC's registration number of 33-59811). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) are listed below as Exhibits 10.23 through 10.44, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 13, 1995, between Associated Stationers, Inc. and United (Exhibit 2 to United's Schedule 14D-9 filed on February 21, 1995)
2.2	Stock Purchase Agreement among USSC, Lagasse Bros., Inc. and the shareholders of Lagasse Bros., Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 5, 1996)
2.3
Stock Purchase Agreement, dated as of February 10, 1998, among the United, USSC, Abitibi-Consolidated Inc., Abitibi-Consolidated Sales Corporation, Azerty Incorporated, Azerty de Mexico, S.A. de C.V., AP Support Services Incorporated and Positive I.D. Wholesale Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 1998)
2.4
Stock Purchase Agreement, dated as of July 1, 2000, among USSC, Corporate Express, Inc. and Corporate Express CallCenter Services, Inc. (Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 (the "2000 Form 10-K"))
2.5	Asset Purchase Agreement, dated June 14, 2000, among USSC, Axidata (1998) Inc. and Miami Computer Supply Corporation (Exhibit 2.5 to the Company's 2000 Form 10-K)

2.6
Stock Purchase Agreement, dated as of December 19, 2000, among Lagasse Bros., Inc., The Peerless Paper Mills and the shareholders of The Peerless Paper Mills (Exhibit 2.6 to the Company's 2000 Form 10-K)
3.1
Second Restated Certificate of Incorporation of United, dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2*	Amended and Restated Bylaws of United, dated as of January 28, 2003.
3.3	Restated Articles of Incorporation of USSC (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-59811), initially filed on June 12, 1995, as amended (the "1995 S-1"))
3.4	Amended and Restated Bylaws of USSC, dated as of August 30, 2001 (Exhibit 3.4 to the Company's 2001 Form 10-K)
4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)
4.2
Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
4.3
Indenture, dated as of April 15, 1998, among the Company, USSC as issuer, Lagasse Bros., Inc., Azerty Incorporated, Positive ID Wholesale Inc., AP Support Services Incorporated, as guarantors, and The Bank of New York, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 1998)
4.4	First Supplemental Indenture, dated as of June 30, 2000, by and between USSC and The Order People Company in favor of The Bank of New York, as trustee (Exhibit 4.3 to the Company's 2001 Form 10-K)
4.5
Second Supplemental Indenture, dated as of July 1, 2000, by and between USSC and United CallCenter Services, Inc. in favor of The Bank of New York, as trustee (Exhibit 4.4 to the Company's 2001 Form 10-K)
4.6
Third Supplemental Indenture, dated as of May 1, 2001, by and between USSC and United Stationers Financial Services LLC ("USFS") in favor of The Bank of New York, as trustee (Exhibit 4.5 to the Company's 2001 Form 10-K)
4.7
Fourth Supplemental Indenture, dated as of July 1, 2001, by and between USSC and United Stationers Technology Services LLC ("USTS") in favor of The Bank of New York, as trustee (Exhibit 4.6 to the Company's 2001 Form 10-K)
4.8*	Credit Agreement, dated as of March 21, 2003, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the "Lenders") and Bank One, NA, as administrative agent.
4.9*
Pledge and Security Agreement, dated as of March 21, 2003, by and between USSC as borrower, United Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively the "Initial Grantors"), and Bank One, NA as agent for the Lenders
4.10*	Guaranty, dated as of March 21, 2003, by the Initial Guarantors in favor of Bank One, NA as administrative agent.

10.1	Amended and Restated Receivables Sale Agreement, dated as of May 1, 2001, among USSC, as seller, USFS, as purchaser, and USFS, as servicer (Exhibit 10.1 to the Company's 2001 Form 10-K)
10.2*	Second Amended and Restated Receivables Sale Agreement, dated as of March 28, 2003, among USSC, as seller, USFS, as purchaser, and USFS, as servicer
10.3
USFS Receivables Sale Agreement, dated as of May 1, 2001, among USFS, as seller, USS Receivables Company, Ltd. ("USSR"), as purchaser, and USFS in its capacity as servicer (Exhibit 10.2 to the Company's 2001 Form 10-K)
10.4*	Amended and Restated USFS Receivables Sale Agreement, dated as of March 28, 2003, among USFS, as seller, USSR, as purchaser, and USFS as servicer
10.5
Amended and Restated Servicing Agreement, dated as of May 1, 2001, among USSR, USFS, as servicer, USSC, as support provider, and The Chase Manhattan Bank, as trustee (Exhibit 10.3 to the Company's 2001 Form 10-K)
10.6*	Second Amended and Restated Servicing Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, USSC, as support provider, and Bank One, NA, as trustee
10.7
Amended and Restated Pooling Agreement, dated as of May 1, 2001, among USSR, USFS, as servicer, and The Chase Manhattan Bank, as trustee and securities intermediary (Exhibit 10.4 to the Company's 2001 Form 10-K)
10.8*	Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, and Bank One, NA as trustee
10.9*
Series 2003-1 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Bank One, NA as funding agent, Falcon Asset Securitization Corporation as initial purchaser, the other parties from time to time thereto and Bank One, as trustee
10.10
Amended and Restated Series 2000-2 Supplement, dated as of May 1, 2001, to the Amended and Restated Pooling Agreement, dated as of May 1, 2001, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and The Chase Manhattan Bank, as trustee and securities intermediary (Exhibit 10.6 to the Company's 2001 Form 10-K)
10.11*
Second Amended and Restated Series 2000-2 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and Bank One, NA, as trustee
10.12
Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's 1995 S-1)
10.13	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC (Exhibit 10.8 to the Company's 2001 Form 10-K)
10.14
Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999 (the "1998 Form 10-K"))

10.15	Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc. (Exhibit 10.34 to the Company's 1995 S-1)
10.16
First Amendment to Industrial Lease dated January 23, 1997 between ERI-CP, Inc. (successor to Carol Point Builders I) and USSC (successor to Associated Stationers, Inc.) (Exhibit 10.56 to the Company's Form S-2 (Registration No. 333-34937) filed on October 3, 1997 (the "1997 S-2"))
10.17	Lease Agreement, dated April 19, 2000, between Corporate Estates, Inc., Mitchell Investments, LLC and USSC (Exhibit 10.39 to the Company's 2000 Form 10-K)
10.18	Lease Agreement, dated July 30,1999, between Valley View Business Center, Ltd. and USSC (Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
10.19	Lease, dated as of April 17,1989, between Isaac Heller and USSC, as amended (Exhibit 10.39 to the Company's 1995 S-1)
10.20	Lease Agreement, dated March 15, 2000, between Troy Hill I LLC and USSC (Exhibit 10.42 to the Company's 2000 Form 10-K)
10.21	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC (Exhibit 10.16 to the Company's 2001 Form 10-K)
10.22
Industrial Net Lease, effective January 16, 2002, by and between The Order People Company and New West Michigan Industrial Investors, L.L.C. and assigned to USSC (Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
10.23
United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 ("Form 10-Q filed on November 14, 2002"))**
10.24	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.25	United Stationers Inc. Retention Grant Plan (Exhibit 10.20 to the Company's 2001 Form 10-K)**
10.26	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan (Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)**
10.27	United Stationers Inc. Directors Grant Plan (Exhibit 10.22 to the Company's 2001 Form 10-K)**
10.28	United Stationers Inc. and Subsidiary Companies Management Incentive Plan (Appendix B to United's definitive Proxy Statement/Schedule 14A filed on April 6, 2000)**
10.29	United Stationers Supply Co. Deferred Compensation Plan (Exhibit 10.48 to the Company's 2000 Form 10-K) **
10.30	First Amendment to the United Stationers Supply Co. Deferred Compensation Plan, effective as of November 30, 2001 (Exhibit 10.25 to the Company's 2001 Form 10-K)**
10.31
Employment Agreement dated as of June 19, 2001 among United, USSC and Randall W. Larrimore, amending and restating the Employment Agreement, dated as of May 23, 1997, among the same parties (Exhibit 10.26 to the Company's 2001 Form 10-K)**

10.32	Retirement Agreement effective as of November 19, 2002 entered by and among United, USSC, and Randall Larrimore (Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 25, 2002)**
10.33*	Separation, Release and Waiver Agreement and Covenant Not to Sue, dated as of October 3, 2002, between R. Thomas Helton and United**
10.34	Letter agreement, dated February 13, 1995, between Ergin Uskup and USSC, together with letter or letter agreement amendments or supplements thereto (Exhibit 10.32 to the Company's 2001 Form 10-K)**
10.35	Letter agreement, dated August 29, 2001, between Ergin Uskup and USSC (Exhibit 10.33 to the Company's 2001 Form 10-K)**
10.36	Executive Employment Agreement, effective as of July 22, 2002, by and among United, USSC, and Richard W. Gochnauer (Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 2002)**
10.37*	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2003, by and among United, USSC and Richard W. Gochnauer**
10.38
Form of Executive Employment Agreement effective as of July 1, 2002, entered into by United and USSC with each of Mark J. Hampton, Joseph R. Templet and Jeffrey G. Howard (Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2002)**
10.39
Form of Executive Employment Agreement, effective as of July 1, 2002 entered into by United and USSC with each of Kathleen S. Dvorak, Deidra D. Gold and John T. Sloan (Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 2002)**
10.40*	Amendment No. 1 to Executive Employment Agreement, effective as of December 16, 2002, by and among United, USSC and John T. Sloan**
10.41
Form of Employment Agreement, effective as of July 1, 2002, entered into by United and USSC with each of Ronald C. Berg, James K. Fahey and Stephen A. Schultz (Exhibit 10.6 to the Company's Form 10-Q filed on November 14, 2002)**
10.42	Officer Medical Reimbursement Plan, as in effect as of March 28, 2002 (Exhibit 10.35 to the Company's 2001 Form 10K)**
10.43	Form of Indemnification Agreement entered into between the Company and United's directors and various executive officers (Exhibit 10.36 to the Company's 2001 Form 10-K)**
10.44
Form of Indemnification Agreement entered into by United and (for purposes of one provision) USSC with each of Richard W. Gochnauer, Randall W. Larrimore, Mark J. Hampton, Joseph R. Templet, Kathleen S. Dvorak, and other executive officers of United (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
21*	Subsidiaries of United
23*	Consent of Ernst & Young LLP, independent auditors
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen S. Dvorak

99.3*	Certification of Chief Executive Officer, dated as of March 28, 2003, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
99.4*	Certification of Chief Financial Officer, dated as of March 28, 2003, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Kathleen S. Dvorak

*
Filed herewith.

**
Represents a management contract or compensatory plan or arrangement

B)
Reports on Form 8-K:

  The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

    (1)
    The Company filed a Current Report on Form 8-K on October 25, 2002, reporting under Item 5 the Company's condensed consolidated financial results for the three and nine months ended September 30, 2002.

    (2)
    The Company filed a Current Report on Form 8-K on November 25, 2002, reporting under Item 5 the election of Richard W. Gochnauer to the office of President and Chief Executive Officer following the retirement of Randall W. Larrimore.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATIONERS INC. UNITED STATIONERS SUPPLY CO.
BY:	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

Dated: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	March 31, 2003
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	President, Chief Executive Officer and a Director	March 31, 2003
/s/ DANIEL J. GOOD Daniel J. Good	Director	March 31, 2003
/s/ ILENE S. GORDON Ilene S. Gordon	Director	March 31, 2003
/s/ ROY W. HALEY Roy W. Haley	Director	March 31, 2003
/s/ MAX D. HOPPER Max D. Hopper	Director	March 31, 2003
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	March 31, 2003
/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard W. Gochnauer, certify that:

1.
I have reviewed this annual report on Form 10-K of United Stationers Inc. and United Stationers Supply Co. (together, the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen S. Dvorak, certify that:

1.
I have reviewed this annual report on Form 10-K of United Stationers Inc. and United Stationers Supply Co. (together, the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Description (amounts in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2000	$12,561	$4,764	$(2,949)	$14,376
2001	14,376	6,248	(7,162)	13,462
2002	13,462	9,797	(4,756)	18,503

(1)
—net of any recoveries

(2)
— represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.