Form 10-Q
period 2003-03-31
UNITED STATIONERS INC
filed 2003-05-15
CIK 355999

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-10653

UNITED STATIONERS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3141189
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2200 East Golf Road Des Plaines, Illinois 60016-1267 (847) 699-5000 (Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

        Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

        On May 14, 2003, the registrant had outstanding 32,912,687 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarter Ended March 31, 2003

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Independent Accountants' Review Report	2
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Income for the Three Months ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30-31
Item 4.	Controls and Procedures.	31
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.	32
SIGNATURES		33
CERTIFICATIONS		34-35
INDEX TO EXHIBITS		36

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
United Stationers Inc.

We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income for the three month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Stationers Inc. as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 27, 2003, except for Notes 6 and 8, as to which the date was March 28, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to a change in 2002 in the method of accounting for goodwill. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Chicago, Illinois
April 28, 2003

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) As of March 31, 2003	(Audited) As of December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$37,060	$17,426
Retained interest in receivables sold, less allowance for doubtful accounts of $1,874 in 2003 and $2,058 in 2002	181,655	191,641
Accounts receivable, less allowance for doubtful accounts of $16,112 in 2003 and $16,445 in 2002	118,983	158,374
Inventories	511,171	572,498
Other current assets	24,883	26,958

Total current assets	873,752	966,897
Property, plant and equipment, at cost:	356,460	357,225
Less—accumulated depreciation and amortization	181,743	176,689

Net property, plant and equipment	174,717	180,536
Goodwill, net	180,934	180,186
Other	21,678	21,610

Total assets	$1,251,081	$1,349,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$347,753	$333,800
Accrued liabilities	134,951	141,857
Deferred credits	28,174	44,749
Current maturities of long-term debt	45	45,904

Total current liabilities	510,923	566,310
Deferred income taxes	17,741	17,059
Long-term debt	106,814	165,345
Other long-term liabilities	41,063	41,631

Total liabilities	676,541	790,345
Stockholders' equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—37,217,814 in 2003 and 2002	3,722	3,722
Additional paid-in capital	313,751	313,961
Treasury stock, at cost—4,610,171 shares in 2003 and 4,738,552 shares in 2002	(102,483)	(104,450)
Retained earnings	370,311	357,635
Accumulated other comprehensive loss	(10,761)	(11,984)

Total stockholders' equity	574,540	558,884

Total liabilities and stockholders' equity	$1,251,081	$1,349,229

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Net sales	$970,220	$948,092
Cost of goods sold	831,593	803,656

Gross profit	138,627	144,436
Operating expenses:
Warehousing, marketing and administrative expenses	103,529	103,414
Restructuring charge reversal	—	(2,425)

Total operating expenses	103,529	100,989

Income from operations	35,098	43,447
Interest expense, net	3,226	4,422
Loss on early extinguishment of debt	808	—
Other expense, net	765	381

Income before income taxes and cumulative effect of a change in accounting principle	30,299	38,644
Income tax expense	11,515	14,492

Income before cumulative effect of a change in accounting principle	18,784	24,152
Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	6,108	—

Net income	$12,676	$24,152

Net income per share—basic:
Income before cumulative effect of a change in accounting principle	$0.58	$0.72
Cumulative effect of a change in accounting principle	(0.19)	—

Net income per share—basic	$0.39	$0.72

Average number of common shares outstanding—basic	32,545	33,712
Net income per share—diluted:
Income before cumulative effect of a change in accounting principle	$0.57	$0.70
Cumulative effect of a change in accounting principle	(0.18)	—

Net income per share—diluted	$0.39	$0.70

Average number of common shares outstanding—diluted	32,740	34,411

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	$12,676	$24,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,916	9,354
Loss on the sale of plant, property and equipment	16	1,345
Amortization of capitalized financing costs	1,038	258
Cumulative effect of a change in accounting principle	6,108	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	39,193	33,325
Decrease (increase) in retained interest in receivables sold, net	9,986	(105,765)
Decrease in inventory	52,573	78,550
Increase in other assets	(240)	(2,783)
Increase (decrease) in accounts payable	13,719	(31,339)
Decrease in accrued liabilities	(2,610)	(4,861)
Decrease in deferred credits	(16,575)	(15,758)
Increase in deferred taxes	682	681
Decrease in other liabilities	(568)	(2,766)

Net cash provided by (used in) operating activities	123,914	(15,607)
Cash Flows From Investing Activities:
Capital expenditures	(1,087)	(5,087)
Proceeds from the disposition of property, plant and equipment	26	1,278

Net cash used in investing activities	(1,061)	(3,809)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	(104,390)	(9,364)
Net borrowings under revolver	—	10,700
Issuance of treasury stock	1,579	4,355
Payment of employee withholding tax related to stock option exercises	(497)	(589)

Net cash (used in) provided by financing activities	(103,308)	5,102
Effect of exchange rate changes on cash and cash equivalents	89	(10)

Net change in cash and cash equivalents	19,634	(14,324)
Cash and cash equivalents, beginning of period	17,426	28,814

Cash and cash equivalents, end of period	$37,060	$14,490

Other Cash Flow Information:
Income taxes paid	$5,652	$1,017
Interest paid	1,418	1,769
Discount on the sale of accounts receivable	643	615

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 2002. These financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further information.

        In the opinion of the Company's management, the Condensed Consolidated Financial Statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, manufacturers' allowances, inventory, self-insurance, customer rebates, price changes and product mix. The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate. Certain amounts from prior periods have been reclassified to conform to the 2003 presentation.

        The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary United Stationers Supply Co. ("USSC") and its subsidiaries—collectively (the "Company"). The Company is the largest broadline wholesale distributor of business products and a provider of marketing and logistics services to resellers, with annual net sales of approximately $3.7 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 500 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two Azerty distribution centers in Mexico that serve computer supply resellers, and two distribution centers that serve the Canadian marketplace.

Common Stock Repurchase

        As of March 31, 2003, the Company has authorization to repurchase approximately $27 million of its common stock. All common stock repurchases are executed under two separate authorizations given by the Company's Board of Directors on October 23, 2000 and July 1, 2002. In addition, as of March 31, 2003, the New Credit Agreement (described below) limits the Company's stock repurchases to the greater of $50 million or $50 million plus 25% of the Company's net income (or minus 25% of any loss) in each fiscal quarter beginning with the fiscal quarter ending June 30, 2003. During the three months ended March 31, 2003 and 2002, the Company did not repurchase any shares of its common stock. A summary of total shares repurchased and the remaining amounts available under each authorization is detailed as follows (amounts in millions, except share data):

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

        Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the three months ended March 31, 2003 and 2002, the Company reissued 128,381 and 182,056 shares, respectively, of treasury stock primarily to fulfill its obligations under its equity compensation plans.

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

Revenue Recognition

        Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product return trends and the gross margin associated with those returns. Management also records an estimate for customer rebates which is based on estimated annual sales volume to the Company's customers. This estimate is used to determine the projected annual rebates earned by customers for growth components, volume hurdle components, and advertising allowances.

        Shipping and handling costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Shipping and handling costs are included in the Company's financial statements as a component of cost of goods sold and not netted against shipping and handling revenues.

Customer Rebates

        Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales.

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

Manufacturers' Allowances and Cumulative Effect of a Change in Accounting Principle

        Manufacturers' allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated manufacturers' allowances and promotional incentives. These allowances and incentives are estimated on an on-going basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results. Reported results reflect management's best current estimate of such allowances and incentives.

        Effective January 1, 2003, the Company adopted the FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. As a result, the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives.

        Approximately 40% to 45% of the Company's estimated annual manufacturers' allowances and incentives are fixed based on vendor participation in various Company advertising and marketing publications. Historically, these promotional incentives were recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. EITF Issue No. 02-16 now requires that the cash consideration received from vendors related to these fixed advertising allowances and incentives be reflected as a reduction to the cost of inventory. As a result, fixed allowances and incentives will now be taken to income through lower cost of goods sold as inventory is sold.

        The remaining 55% to 60% of the Company's estimated annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. As noted above, adoption of EITF Issue No. 02-16 did not impact the Company's accounting for variable allowances and incentives. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are included in the Company's financial statements as a reduction to cost of goods sold to reflect the net inventory purchase cost. Manufacturers' allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable manufacturers' allowances often differs based on purchase volume by manufacturer and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially as higher margin products often benefit from higher manufacturers' allowance rates) can make it difficult to reach some manufacturers' allowance growth hurdles.

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

Inventories

        Inventory constituting approximately 90% and 88% of total inventory at March 31, 2003 and December 31, 2002, respectively, has been valued under the last-in, first-out ("LIFO") method. Inventory valued under the first-in, first-out ("FIFO") and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company, inventory would have been $24.8 million and $22.9 million higher than reported at March 31, 2003 and December 31, 2002, respectively. In addition, inventory reserves are recorded for shrinkage, obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Self-Insurance Liability Estimates

        The Company is primarily responsible for retained liabilities related to workers' compensation, auto and general liability and certain employee health benefits. The Company records an expense for claims incurred but not reported based on historical trends and certain assumptions about future events. The Company has a per claim maximum cap on employee medical benefits provided by a third-party insurance company. In addition, the Company has both an individual per claim maximum loss and an annual aggregate maximum cap on workers' compensation claims.

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

        In conformity with SFAS No. 123 and SFAS No. 148 supplemental disclosures are provided below. Several valuation models are available for determining fair value. For purposes of these supplemental disclosures, the Company uses the Black-Scholes option-pricing model to determine the fair value of its stock options. Had compensation cost been determined on the fair value basis of SFAS No. 123, net income and earnings per share would have been adjusted as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2003	2002
Net income, as reported	$12,676	$24,152
Add: Stock-based employee compensation expense included in reported net income, net of tax	12	274
Less: total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,365)	(2,024)

Pro forma net income	$11,323	$22,402

Net income per share—basic:
As reported	$0.39	$0.72
Pro forma	0.35	0.66
Net income per share—diluted:
As reported	$0.39	$0.70
Pro forma	0.35	0.65

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

3.    Restructuring and Other Charges

2002 Restructuring Plan

        The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan (described below), further downsizing of The Order People ("TOP") operations, including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center, closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. The restructuring plan included workforce reductions of 105 associates through involuntary separation programs. The restructuring plan called for all initiatives to be completed within approximately one year from the commitment date.

        Upon adoption of the 2002 Restructuring Plan in the fourth quarter of 2002, the Company recorded pre-tax restructuring and other charges of $8.9 million, or $0.17 per share (on an after-tax basis). These charges included a pre-tax cash charge of $6.9 million for employment termination and severance costs and accrued exit costs and a $2.0 million non-cash charge for the write-down of certain e-commerce-related investments. The remaining accrual balances related to the 2002 Restructuring Plan as of March 31, 2003, are included in the table below.

        As of March 31, 2003, the Company completed the closure of its Milwaukee distribution center, terminated the majority of its third-party fulfillment contracts with customers and reduced the Company's overall workforce by 63 associates through an involuntary termination program. Implementation costs associated with this restructuring plan are not material.

2001 Restructuring Plan

        The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 (the "2001 Restructuring Plan") that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs. All initiatives under the 2001 Restructuring Plan are complete, however, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next seven years. The Company continues to actively pursue opportunities to sublet unused facilities.

        During the third quarter 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge.

        The remaining accrual balances related to the 2002 and 2001 Restructuring Plans as of March 31, 2003, are as follows (in thousands):

	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Charge
Restructuring and other charges	$19,637	$18,973	$38,610	$17,928	$56,538
Amounts reversed into income:
During 2002	(503)	(197)	(700)	(1,725)	(2,425)
Amounts utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
2002	(13,273)	(2,627)	(15,900)	(278)	(16,178)
First quarter 2003	(1,867)	(784)	(2,651)	—	(2,651)

Total amounts utilized	(18,163)	(4,637)	(22,800)	(16,203)	(39,003)

Accrued restructuring costs—as of March 31, 2003	$971	$14,139	$15,110	$—	$15,110

4.    Comprehensive income

        The following table sets forth the computation of comprehensive income:

	For the Three Months Ended March 31,
(dollars in thousands)
	2003	2002
Net income	$12,676	$24,152
Unrealized currency translation adjustment	1,223	(65)
Minimum pension liability adjustment, net of tax	—	(838)

Total comprehensive income	$13,899	$23,249

5.    Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and deferred stock units are considered dilutive securities.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2003	2002
Numerator:
Net income	$12,676	$24,152
Denominator:
Denominator for basic earnings per share—weighted average shares	32,545	33,712
Effect of dilutive securities:
Employee stock options	195	699

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	32,740	34,411

Net income per share:
Net income per share—basic	$0.39	$0.72
Net income per share—diluted	$0.39	$0.70

6.    Long-Term Debt

        United is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its operating subsidiary, USSC, and from borrowings by USSC. The New Credit Agreement (as defined below) contains, and the indentures governing the Company's 8.375% Notes (as defined below) contained restrictions on the ability of USSC to transfer cash to United.

        Long-term debt consisted of the following amounts (dollars in thousands):

	As of March 31, 2003	As of December 31, 2002
Tranche A term loan, due in installments until March 31, 2004	$—	$18,251
Tranche A-1 term loan, due in installments until June 30, 2005	—	78,125
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	6,800	6,800
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	—	8,000
Other long-term debt	59	73

Subtotal	106,859	211,249
Less—current maturities	(45)	(45,904)

Total	$106,814	$165,345

        The Company utilizes both fixed rate and variable rate debt. As of March 31, 2003 and December 31, 2002, approximately 38% and 32%, respectively, of the outstanding debt and receivables sold under the Receivables Securitization Program (see Note 7) is priced at interest rates that are fixed. The Company's variable rate debt is based primarily on the applicable prime or London InterBank

Offered Rate ("LIBOR"). The prevailing prime interest rate was 4.25% at both March 31, 2003 and December 31, 2002. The LIBOR rate as of March 31, 2003 was 1.34%, compared to 1.45% at December 31, 2002.

New Credit Agreement

        As previously disclosed, on March 21, 2003, the Company replaced its then existing senior secured credit facility (the "Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "New Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, and United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The New Credit Agreement provides for a revolving credit facility with an aggregate committed amount of $275 million. USSC may, upon the terms and conditions of the New Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325.0 million. As a result of the replacement of the Credit Agreement, the Company recorded a charge of $0.8 million in the first quarter of 2003 relating to the write-off of associated deferred financing costs.

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

        Obligations of USSC under the New Credit Agreement are guaranteed by United and certain of USSC's domestic subsidiaries. USSC's obligations under the New Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the New Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

        Loans outstanding under the New Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Initial applicable margins are 0.50% and 2.00%, respectively.

        The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

8.375% Senior Subordinated Notes and Other Debt

        The 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") were issued on April 15, 1998, under the 8.375% Notes Indenture. As of March 31, 2003 and December 31, 2002, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The 8.375% Notes were unsecured senior subordinated obligations of USSC, and payment of the Notes were fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year. The 8.375% Notes were redeemable at the option of USSC at any time on or after April 15, 2003, in whole or in part, at the following redemption prices (expressed as percentages of principal amount):

Year Beginning April 1	Redemption Price
2003	104.188%
2004	102.792%
2005	101.396%

        After 2005, the Notes were payable at 100% of the principal amount, in each case together with accrued and unpaid interest, if any, to the redemption date.

        Upon the occurrence of a change of control (which includes the acquisition by any person or group of more than 50% of the voting power of the outstanding common stock of either United or USSC, or certain significant changes in the composition of the Board of Directors of either United or USSC), USSC would have been obligated to offer to redeem all or a portion of each holder's 8.375% Notes at 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of the redemption.

        The Indenture governing the Notes included certain affirmative and negative covenants applicable to USSC and its subsidiaries which were customary for financings of this type, including, among others, restrictions on the ability of USSC to make distributions to United (conditioned on the absence of a default, cumulative aggregate dollar limitations and the satisfaction of a debt incurrence test) and on the ability of USSC and its subsidiaries to enter into transactions with their affiliates (which, in addition to conditions similar to those described above with respect to the comparable covenant under the Credit Agreement, may have required Board approval and a fairness opinion if above prescribed dollar values). The restrictions imposed were of the same nature as those under the Credit Agreement, but were generally less restrictive.

        In addition, the 8.375% Notes Indenture contained certain covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, the existence of liens, disposition of proceeds of asset sales, the making of guarantees by restricted subsidiaries, transfer and issuances of stock of subsidiaries, the imposition of certain payment restrictions on restricted subsidiaries and certain mergers and sales of assets. The 8.375% Notes Indenture also permitted the issuance of up to $100.0 million aggregate principal amount of additional 8.375% Notes having substantially identical terms and conditions to the 8.375% Notes, subject to compliance with the covenants contained in the 8.375% Notes Indenture, including compliance with the restrictions contained in the 8.375% Notes Indenture relating to incurrence of indebtedness.

        As previously disclosed, on March 28, 2003, the trustee for the Company's Notes sent notice at the Company's request to the holders of the Notes of its intention to redeem $100.0 million principal amount of the Notes at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. On April 28, 2003, the Company called the entire $100 million outstanding principal amount of its 8.375% Notes. The Notes were redeemed on April 28, 2003 at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. As a result of the redemption, no Notes are outstanding after April 28, 2003.

        In addition, as of March 31, 2003 the Company has one remaining industrial bond outstanding with a balance of $6.8 million.

7.    Receivables Securitization Program

General

        As previously announced, on March 28, 2003, USSC replaced its Receivables Securitization Program with a third-party receivables securitization program with Bank One, NA, as trustee (the "New Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of PNC Bank and Bank One act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The New Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

Financial Statement Presentation

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. For the three months ended March 31, 2003, the Company had decided to sell $160 million of trade accounts receivable, compared with $105 million at December 31, 2002. Accordingly, trade accounts receivable of $160 million as of March 31, 2003 and $105 million as of December 31, 2002 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, less allowance for doubtful accounts". For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

        The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. The interest rate on the certificates issued under the Receivables Securitization Program during the three months ended March 31, 2003 ranged between 0.9% and 1.6% annually. Losses recognized on the sale of accounts receivable totaled approximately $0.8 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively. Proceeds from the collections under this revolving agreement were $838.2 million for the three month ended March 31, 2003, compared with $692.8 million for the same period in 2002. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption, "Other Expense, net".

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables

Company to the trust (and by the trust to the investors). The Company's net retained interest on $343.5 million and $298.7 million of trade receivables in the master trust as of March 31, 2003 and December 31, 2002 was $181.7 million and $191.6 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, less allowance for doubtful accounts".

        The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. No accounts receivable sold to the master trust were written off during the three months ended March 31, 2003 or 2002.

8.    Recent Accounting Pronouncements

        In November 2002, the EITF issued Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective for fiscal periods beginning after December 15, 2002. EITF Issue No. 02-16 requires cash consideration given by a vendor to a customer be recognized in the customer's financial statements as a reduction to cost of goods sold, unless certain limited conditions are met. The Company receives certain fixed and variable advertising allowances and incentives from vendors for participation in the Company's advertising publications. Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. As a result, the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per share (after-tax), related to fixed promotional allowances received from vendors for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. See Note 2 for further discussion of manufacturers' allowances and the cumulative effect of a change in accounting principle.

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation of variable interest entities, including special purpose entities and non-voting controlled entities. FIN No. 46 requires the "primary beneficiary" of a variable interest entity to consolidate it in its financial statements. However, FIN No. 46 specifically excludes some qualified financing mechanisms, including the Company's Receivables Securitization Program, from the scope of the interpretation. Adoption of FIN No. 46 did not have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under the particular guarantee. In addition, FIN No. 45 provides new disclosure requirements for all direct and indirect guarantees. Adoption of FIN No. 45 did not have a material impact on its financial position or results of operations.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        Readers are cautioned not to place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information here is given as of this date only, and the Company undertakes no obligation to revise or update it. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Background

        The Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") and its wholly owned subsidiary United Stationers Supply Co. ("USSC") and its subsidiaries—collectively (the "Company"). The Company is the largest broadline business products wholesaler in the United States and a provider of marketing and logistics services to resellers, with trailing twelve months net sales of $3.7 billion. The Company's business products offerings comprise five principal product categories—traditional office products, computer consumables, office furniture, janitorial/sanitation and other facilities supplies and business machines and presentation products. The Company sells its products through a national distribution network to 15,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two Azerty distribution centers in Mexico that serve computer supply resellers and two distribution centers that serve the Canadian marketplace.

Overview of Recent Results

        As of this filing date, sales for the second quarter of 2003 were up slightly from the same period in 2002. The weak economy and high levels of unemployment continue to make substantial improvements in net sales challenging.

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

        The Company's accounting policies are described under the caption "Critical Accounting Policies, Judgments and Estimates" in the information provided in response to Item 7 of the Company's most recent Annual Report on Form 10-K. These policies are important to portraying the Company's financial condition and results and require especially difficult, subjective or complex judgments or estimates by management. These policies, as described in the Company's Annual Report on Form 10-K, relate to: revenue recognition (in particular, the impact of future product returns, for which an estimate—based on historical product return trends and the gross margin associated with those returns—is recorded); valuation of accounts receivable (reflecting judgments on their collectibility based on historical trends and expectations); customer rebates; manufacturers' allowances; and estimated inventory reserves for shrinkage and obsolete, damaged, defective, and slow-moving inventory. The following information is provided as a supplement to, and should be considered in conjunction with, the descriptions of the Company's critical accounting policies referred to above.

Manufacturers' Allowances and Cumulative Effect of a Change in Accounting Principle

        Manufacturers' allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed in Note 2 to the Condensed Consolidated Financial Statements, and increased by estimated manufacturers' allowances and promotional incentives. These allowances and incentives are estimated on an on-going basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results. Reported results reflect management's best current estimate of such allowances and incentives.

        Effective January 1, 2003, the Company adopted the FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. As a result, the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per share, related to fixed promotional allowances received from vendors for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives.

        Approximately 40% to 45% of the Company's estimated annual manufacturers' allowances and incentives are fixed based on vendor participation in various Company advertising and marketing publications. Historically, these promotional incentives were recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. EITF Issue No. 02-16 now requires that the cash compensation received from vendors related to these fixed advertising allowances and incentives be reflected as a reduction to the cost of inventory. As a result, fixed allowances and incentives will now be taken to income through lower cost of goods sold as inventory is sold.

        The remaining 55% to 60% of the Company's estimated annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. Adoption of EITF Issue No. 02-16 did not impact the Company's accounting for variable allowances and incentives. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are included in the Company's financial statements as a reduction to cost of goods sold to reflect the net inventory purchase cost. Manufacturers' allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable manufacturers' allowances often differs based on purchase volume by manufacturer and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially as higher margin products often benefit from higher manufacturers' allowance rates) can make it difficult to reach some manufacturers' allowance growth hurdles.

Restructuring and Other Charges

2002 Restructuring Plan Update

        The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan (described below), further downsizing of The Order People ("TOP") operations, including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center, closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. The restructuring plan included workforce reductions of 105 associates through involuntary separation programs. The restructuring plan called for all initiatives to be completed within approximately one year from the commitment date.

        Upon adoption of the 2002 Restructuring Plan in the fourth quarter of 2002, the Company recorded pre-tax restructuring and other charges of $8.9 million, or $0.17 per share (on an after-tax basis). These charges included a pre-tax cash charge of $6.9 million for employment termination and severance costs and accrued exit costs and a $2.0 million non-cash charge for the write-down of certain e-commerce-related investments. See Note 3 to the Condensed Consolidated Financial Statements for detail of the remaining accrual balances.

        As of March 31, 2003, the Company completed the closure of its Milwaukee distribution center, terminated the majority of its third-party fulfillment contracts with customers and reduced the Company's overall workforce by 63 associates through an involuntary termination program. Implementation costs associated with this restructuring plan are not material.

2001 Restructuring Plan Update

        The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs. All initiatives under the 2001 Restructuring Plan are complete, however, certain cash payments will continue for accrued exit costs which relate to long-term lease obligations that expire at various times over the next seven years are expected to continue (see Note 3 to the Condensed Consolidated Financial Statements for detail of the remaining accrual balances). The Company continues to actively pursue opportunities to sublet unused facilities.

Selected Comparative Results for the Three Months Ended March 31, 2003 and 2002

        The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of goods sold	85.7	84.8

Gross margin	14.3	15.2
Operating expenses
Warehousing, marketing and administrative expenses	10.7	10.9
Restructuring reversal	—	(0.3)

Total operating expenses	10.7	10.6

Income from operations	3.6	4.6
Interest expense, net	0.3	0.5
Loss on early extinguishment of debt	0.1	—
Other expense, net	0.1	—

Income before income taxes and cumulative effect of a change in accounting principle	3.1	4.1
Income tax expense	1.2	1.6

Income before cumulative effect of a change in accounting principle	1.9	2.5
Cumulative effect of a change in accounting principle	0.6	—

Net income	1.3%	2.5%

Results of Operations—First Quarter Ended March 31, 2003 Compared with the First Quarter Ended March 31, 2002

        Net Sales.    Net sales for the first quarter of 2003 were $970.2 million, up 2.3% compared with sales of $948.1 million for the first quarter of 2002. This increase was the result of growth within the computer consumables, business machines and presentation products and janitorial and sanitation categories, offset by declines in the office furniture and traditional office products categories.

        Sales in the computer consumables and business machines and presentation products categories grew by upper-single digits versus the prior year quarter.

        Sales in the janitorial and sanitation product category, primarily distributed through Lagasse, were up by mid-single digits, compared with the prior year quarter. Growth in this sector was primarily due to continued growth at large distributors the Company serves.

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

        Sales of traditional office products experienced a decline in the mid-single digits versus the prior year quarter. Consumption of discretionary office products remains stagnant within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and systematic cost-reduction initiatives.

        In the three month period ended March 31, 2003, no single customer accounted for more than 7% of the Company's net sales.

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the first quarter of 2003 was $138.6 million, or a gross margin rate of 14.3% (gross profit as a percent of net sales), compared with $144.4 million, or a gross margin rate of 15.2% in the prior year quarter. Gross margin in the third and fourth quarters of 2002 were 14.6% and 13.7%, respectively.

        The Company's gross margin rate continues to be negatively impacted by the shift in the Company's product sales mix, overall and within each major product category, as customers continued to postpone higher margin, discretionary purchases, such as furniture, and ordered primarily lower margin, commodity business products essential for their companies. As a result, file margin (invoice price less current cost) rate declined approximately 0.9 percentage points versus the first quarter of last year. In addition, advertising margin and net freight expense was unfavorable to last year by 0.4 and 0.3 percentage points. Advertising margin declined due to higher than anticipated costs to produce the 2003 general line catalog and net freight expense increased due to lower recovery from customers. However, these variances were offset by a 0.3 percentage point decline in dealer rebates, a 0.2 percentage point increase related to estimated vendor allowances and a 0.1 percentage point favorable impact related to standard cost (purchase price variance and an increase in inventory replacement cost). Dealer rebates declined due to a change in customer and product mix versus the first quarter of last year. The increase in vendor allowances resulted from higher inventory purchase levels and vendor program enhancements.

        Operating Expenses.    Operating expenses during the first quarter of 2003 were relatively flat compared with the first quarter of 2002. Operating expenses for the first quarter of 2003 were $103.5 million, or 10.7% of sales, compared with $101.0 million, or 10.6% of sales, in the same period last year. The first quarter of 2002 included a favorable adjustment of $2.4 million, or 0.3% of net sales, related to a partial reversal of the restructuring charge recorded in 2001. During the first quarter of 2003, the Company recorded lower depreciation and amortization expense (0.2 percentage points) and lower salary expense (0.2 percentage points), compared with last year. However, these savings were offset by the continued increase in pension, healthcare and insurance costs.

        Income from Operations.    Income from operations was $35.1 million for the three months ended March 31, 2003, compared with $43.4 million for the same three-month period in 2002. Income from operations for the three months ended March 31, 2002 includes a favorable adjustment of $2.4 million, related to a partial reversal of the restructuring charge recorded in 2001.

        Interest Expense, net.    Net interest expense for the first quarter of 2003 totaled $3.2 million, compared with $4.4 million in the same period last year. This decline reflects lower borrowings resulting from lower working capital requirements and lower interest rates.

        Loss on early extinguishment of debt.    During the first quarter of 2003, the Company recorded a loss on early extinguishment of debt totaling $0.8 million associated with the write-off of deferred financing costs related to replacement of its Credit Agreement (see Note 6 to the Condensed Consolidated Financial Statements). No such loss was recognized in 2002.

        Other Expense, net.    Net other expense for the three months ended March 31, 2003, totaled $0.8 million compared with $0.4 million for the same three-month period last year. Net other expense includes $0.8 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below).

        Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle.    Income before income taxes and cumulative effect of a change in accounting principle totaled $30.3 million for the first quarter of 2003, compared with $38.6 million for the first quarter of last year.

        Income Taxes.    Income tax expense totaled $11.5 million in the first quarter of 2003, compared with $14.5 million during the first quarter of 2002. The Company's effective tax rate for the first quarter of 2003 and 2002 was 38.0% and 37.5%, respectively.

        Cumulative Effect of a Change in Accounting Principle.    Cumulative effect of a change in accounting principle was $6.1 million, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2 to the Condensed Consolidated Financial Statements). No such charge was recorded in 2002.

        Net Income.    For the three months ended March 31, 2003, the Company recorded net income of $12.7 million, or $0.39 per diluted share, compared with net income of $24.2 million, or $0.70 per diluted share for the same period in 2002. Excluding the impact of the cumulative effect of a change in accounting principle, net income for the three months ended March 31, 2003 was $18.8 million, or $0.57 per diluted share. Net income for the three months ended March 31, 2002 includes a favorable adjustment of $1.5 million, or $0.04 per diluted share, related to a partial reversal of the restructuring charge recorded in 2001.

Liquidity and Capital Resources

  General

        United is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and from borrowings by USSC. Restrictive covenants in USSC's debt agreements restrict USSC's ability to pay cash dividends and make other distributions to United. In addition, the right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC. The Company's outstanding debt under Generally

Accepted Accounting Principles ("GAAP") and liquidity sources consisted of the following amounts (in thousands):

	As of March 31, 2003	As of December 31, 2002
Tranche A term loan, due in installments until March 31, 2004	$—	$18,251
Tranche A-1 term loan, due in installments until June 30, 2005	—	78,125
8.375% Senior Subordinated Notes, due April 15, 2008	100,000	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	6,800	6,800
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	—	8,000
Other long-term debt	59	73

Total debt under GAAP	106,859	211,249
Receivables Securitization (liquidity sources)(1)	160,000	105,000

Total outstanding debt under GAAP and liquidity sources	266,859	316,249
Stockholders' equity under GAAP	574,540	558,884

Total capitalization	841,399	875,133

Debt-to-total capitalization ratio	31.7%	36.1%

(1)
See discussion under Receivables Securitization Program

        The most directly comparable financial measure to total outstanding debt under GAAP and liquidity resources that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as "Total debt under GAAP.") Under GAAP, accounts receivable sold under the Company's Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company believes its is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt.

        During the three months ended March 31, 2003, the Company utilized cash flow to reduce debt. The Company reduced total debt and accounts receivable sold by $49.4 million during the first quarter of 2003. At March 31, 2003, the Company's debt- to-total capitalization ratio (adjusted to reflect the receivables then sold under the Company's Receivables Securitization Program as debt) was 31.7%, compared to 36.1% at December 31, 2002.

        The debt-to-total capitalization ratio is provided as an additional liquidity measure. GAAP requires that accounts receivable sold under the Company's Receivables Securitization Program be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt, and calculates debt-to-total capitalization on the same basis. A reconciliation of this non-GAAP measure is provided in the table above.

        Funding for net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) was $1.1 million for the first quarter of 2003, compared to

$3.8 million during the first quarter of 2002. For the first quarter of 2003, capitalized software expenditures totaled $0.4 million, compared to $1.6 million during the first quarter of 2002. Net capital spending (net capital expenditures plus capitalized software expenditures) was $1.5 million and $5.4 million for the first quarter of 2003 and 2002, respectively. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. The Company expects net capital spending for all of 2003 to be less than $30 million.

        Net capital spending is provided as an additional measure of investing activities. The most directly comparable financial measure calculated and presented in accordance with GAAP is net capital expenditures (as defined). Under GAAP, net capital expenditures are required to be included on the cash flow statement under the caption "Net Cash Used in Investing Activities." The Company's accounting policy is to include capitalized software (system costs) in "Other Assets." GAAP requires that "Other Assets" be included on the cash flow statements under the caption "Net Cash Provided by (used in) Operating Activities. Internally, the Company measures cash used in investing activities including capitalized software. A reconciliation of this non-GAAP measure is provided as follows:

	For the Three Months Ended March 31,
	2003	2002
Net Capital Spending (in millions):
Capital expenditures	$1.1	$5.1
Proceeds from the disposition of property, plant and equipment	—	(1.3)

Net capital expenditures	1.1	3.8
Capitalized software	0.4	1.6

Net capital spending	$1.5	$5.4

        Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at March 31, 2003, is summarized below:

Availability ($ in millions)
Funded debt	$106.9
Accounts receivable sold	160.0

Total utilized financing		266.9
Revolving Credit Facility availability	263.0
Available under the Receivables Securitization Program	65.0

Total unutilized		328.0

Total available financing, before restrictions		594.9
Restricitve covenant limitation		175.0

Total available financing at March 31, 2003		$419.9

        Restrictive covenants under the New Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. At March 31, 2003, total funding from debt and the sale of accounts receivable was effectively limited by the leverage ratio covenant in the Company's New Credit Agreement to approximately $419.9 million, or $175.0 million less than the $594.9 million total then available under the Company's facilities, as shown above.

        The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

New Credit Agreement

        As previously disclosed, on March 21, 2003, the Company replaced its then existing senior secured credit facility (the "Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "New Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, and United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The New Credit Agreement provides for a revolving credit facility with an aggregate committed amount of $275 million. USSC may, upon the terms and conditions of the New Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325.0 million. As a result of the replacement of the Credit Agreement, the Company recorded a charge of $0.8 million in the first quarter of 2003 relating to the write-off of associated deferred financing costs.

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

        Obligations of USSC under the New Credit Agreement are guaranteed by United and certain of USSC's domestic subsidiaries. USSC's obligations under the New Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the New Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

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

8.375% Senior Subordinated Notes and Other Debt

        The 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. As of March 31, 2003, the aggregate outstanding principal amount of 8.375% Notes was $100.0 million. The Notes were unsecured senior subordinated obligations of USSC, and payment of the Notes were fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes were redeemable on or after April 15, 2003, in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

        As previously disclosed, on March 28, 2003, the trustee for the Company's Notes sent notice at the Company's request to the holders of the Notes of its intention to redeem $100.0 million principal amount of the Notes at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. On April 28, 2003, the Company called the entire $100 million outstanding principal amount of its 8.375% Notes. The Notes were redeemed on April 28, 2003 at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. As a result of the redemption, no Notes are outstanding after April 28, 2003. In addition, the Company expects to record charges totaling $4.2 million associated with the 4.188% call premium and $1.7 million for the write-off of deferred financing costs.

        In addition, on March 12, 2003 the Company pre-paid $8.0 million to retire an outstanding industrial bond. As of March 31, 2003, the Company has one remaining industrial bond outstanding with a balance of $6.8 million.

Receivables Securitization Program

General

        As previously announced, on March 28, 2003, USSC replaced its Receivables Securitization Program with a third-party receivables securitization program with Bank One, NA, as trustee (the "New Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of PNC Bank and Bank One act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The New Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

Financial Statement Presentation

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. For the three months ended March 31, 2003, the Company had decided to sell $160 million of trade accounts receivable, compared with $105 million at December 31, 2002. Accordingly, trade accounts receivable of $160 million as of March 31, 2003 and $105 million as of December 31, 2002 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, less allowance for doubtful accounts." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

        The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. The interest rate on the certificates issued under the Receivables Securitization Program during the three months ended March 31, 2003 ranged between 0.9% and 1.6% annually. Losses recognized on the sale of accounts receivable totaled approximately $0.8 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively. Proceeds from the collections under this revolving agreement were $838.2 million for the three month ended March 31, 2003, compared with $692.8 million for the same period in 2002. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption, "Other Expense, net".

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to the investors). The Company's net retained interest on $343.5 million and $298.7 million of trade receivables in the master trust as of March 31, 2003 and December 31, 2002 was $181.7 million and $191.6 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained Interest in Receivables Sold, less allowance for doubtful accounts."

        The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. No accounts receivable sold to the master trust were written off during the three months ended March 31, 2003 or 2002.

  Cash Flow

        Cash flows for the Company for the three months ended March 31, 2003 and 2002 are summarized below (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Net cash provided by (used in) operating activities	$123,914	$(15,607)
Net cash used in investing activities	(1,061)	(3,809)
Net cash (used in) provided by financing activities	(103,308)	5,102

        Net cash provided by operating activities for the three months ended March 31, 2003 was $123.9 million. This includes $12.7 million of net income, a $52.6 million reduction in inventory, a $39.2 million decrease in accounts receivable, a $13.7 million increase in accounts payable, a $10.0 million decrease in the Company's retained interest in receivables sold, $7.9 million of depreciation and amortization, a $6.1 million non-cash charge for a cumulative effect of a change in accounting principle (see Note 2 to the Condensed Consolidated Financial Statements), and $1.0 million in amortization of capitalized financing costs, partially offset by a $16.6 million decrease in deferred credits, $2.6 million decline in accrued liabilities and a decrease of $0.6 million in other liabilities. Net cash used in operating activities for the three months ended March 31, 2002 was

$15.6 million. This includes $24.2 million in net income, an increase of $105.8 million in the Company's retained interest in receivables sold, a decrease of $31.3 million in accounts payable, a $15.8 million decrease in deferred credits, a $4.9 million decline in accrued liabilities, partially offset by a $78.6 million reduction in inventory, a $33.3 million decrease in accounts receivable, $9.4 million of depreciation and amortization, and $1.3 million loss on the sale of certain plant, property and equipment.

        Net cash used in investing activities for the three months ended March 31, 2003 was $1.1 million, related to normal capital expenditures. Net cash used in investing activities for the three months ended March 31, 2002 was $3.8 million, including $5.1 million for capital expenditures, offset by $1.3 million of proceeds from the sale of assets (primarily related to the sale of the Salisbury, Maryland CallCenter).

        Net cash used in financing activities for the three months ended March 31, 2003 was $103.3 million, including $104.4 million of principal payments and retirements of the Company's Credit Agreement and an outstanding industrial development bond, partially offset by $1.6 million of proceeds from the issuance of treasury stock. Net cash used in financing activities for the three months ended March 31, 2002 was $5.1 million, including $10.7 million of borrowings from the Company's Revolving Credit Facility, and $4.4 million of proceeds from the issuance of treasury stock partially offset by a $9.4 million payment on the Company's Term Loan Facilities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

        The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at March 31, 2003 of $106.9 million, $160.0 million of receivables sold under the Receivables Securitization Program and the Company's $181.7 million retained interest in the master trust (as defined above).

        The Company utilizes both fixed rate and variable rate debt. Approximately 38% of the outstanding debt at March 31, 2003 is priced at interest rates that are fixed. The remaining 62% is variable rate debt in which the rate is based primarily on the applicable prime or LIBOR rate. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.8 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

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

ITEM 4.    CONTROLS AND PROCEDURES.

        Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

    The list of exhibits filed with or incorporated by reference into this report is contained in the Index to Exhibits to this report on page 36, which is incorporated herein by reference.

  (b)
  Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the first quarter of 2003:

    •
    The Company filed a Current Report on Form 8-K on January 9, 2003, reporting under Item 5 preliminary financial results for the fourth quarter of 2002 and approval of a restructuring plan by the Company's Board of Directors.

    •
    The Company filed a Current Report on Form 8-K on January 31, 2003, reporting under Item 5 the Company's financial results for the three and twelve months ended December 31, 2002 and 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. (Registrant)
Date: May 13, 2003	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard W. Gochnauer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of United Stationers Inc.;

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

Date: May 13, 2003	/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen S. Dvorak, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of United Stationers Inc.;

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

Date: May 13, 2003	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

Exhibit No.	Description
10.1	United Stationers Inc. Directors Grant Plan
15.1	Letter regarding unaudited interim financial information
15.2	Letter regarding unaudited interim financial information
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen S. Dvorak
99.3	Certification of Chief Executive Officer, dated as of May 13, 2003, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
99.4	Certification of Chief Financial Officer, dated as of May 13, 2003, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Kathleen S. Dvorak

QuickLinks

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
UNITED STATIONERS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
UNITED STATIONERS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (Unaudited)
UNITED STATIONERS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
UNITED STATIONERS INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO EXHIBITS