Form 10-Q
period 2003-06-30
UNITED STATIONERS INC
filed 2003-08-14
CIK 355999

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-10653

UNITED STATIONERS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3141189 (I.R.S. Employer Identification No.)
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

Yes ☒        No ☐

        On August 11, 2003, the registrant had outstanding 33,154,931 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarter Ended June 30, 2003

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Independent Accountants' Review Report	2
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Income for the Three Months and Six Months ended June 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6–15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16–26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits and Reports on Form 8-K	28
SIGNATURES		29
INDEX TO EXHIBITS		30

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
United Stationers Inc.

        We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP

Chicago, Illinois
July 18, 2003

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) As of June 30, 2003	(Audited) As of December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,120	$17,426
Retained interest in receivables sold, less allowance for doubtful accounts of $1,942 in 2003 and $2,058 in 2002	125,415	191,641
Accounts receivable, less allowance for doubtful accounts of $17,821 in 2003 and $16,445 in 2002	125,044	158,374
Inventories	515,524	572,498
Other current assets	32,188	26,958

Total current assets	820,291	966,897
Property, plant and equipment, at cost:	343,896	357,225
Less—accumulated depreciation and amortization	174,296	176,689

Net property, plant and equipment	169,600	180,536
Goodwill, net	181,979	180,186
Other	20,159	21,610

Total assets	$1,192,029	$1,349,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$342,092	$333,800
Accrued liabilities	117,113	141,857
Deferred credits	11,074	44,749
Current maturities of long-term debt	43	45,904

Total current liabilities	470,322	566,310
Deferred income taxes	18,384	17,059
Long-term debt	63,303	165,345
Other long-term liabilities	41,206	41,631

Total liabilities	593,215	790,345
Stockholders' equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—37,217,814 in 2003 and 2002	3,722	3,722
Additional paid-in capital	314,523	313,961
Treasury stock, at cost—4,260,428 shares in 2003 and 4,738,552 shares in 2002	(96,993)	(104,450)
Retained earnings	385,417	357,635
Accumulated other comprehensive loss	(7,855)	(11,984)

Total stockholders' equity	598,814	558,884

Total liabilities and stockholders' equity	$1,192,029	$1,349,229

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$955,466	$897,605	$1,925,686	$1,845,697
Cost of goods sold	821,013	766,493	1,652,606	1,570,149

Gross profit	134,453	131,112	273,080	275,548
Operating expenses:
Warehousing, marketing and administrative expenses	102,211	101,418	205,740	204,832
Restructuring charge reversal	—	—	—	(2,425)

Total operating expenses	102,211	101,418	205,740	202,407

Income from operations	32,242	29,694	67,340	73,141
Interest expense, net	1,537	4,134	4,763	8,556
Loss on early extinguishment of debt	5,885	—	6,693	—
Other expense, net	455	389	1,220	770

Income before income taxes and cumulative effect of a change in accounting principle	24,365	25,171	54,664	63,815
Income tax expense	9,259	9,438	20,774	23,930

Income before cumulative effect of a change in accounting principle	15,106	15,733	33,890	39,885
Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	—	—	6,108	—

Net income	$15,106	$15,733	$27,782	$39,885

Net income per share—basic:
Income before cumulative effect of a change in accounting principle	$0.46	$0.47	$1.04	$1.18
Cumulative effect of a change in accounting principle	—	—	(0.19)	—

Net income per share—basic	$0.46	$0.47	$0.85	$1.18

Average number of common shares outstanding—basic	32,802	33,789	32,674	33,753
Net income per share—diluted:
Income before cumulative effect of a change in accounting principle	$0.46	$0.46	$1.03	$1.16
Cumulative effect of a change in accounting principle	—	—	(0.18)	—

Net income per share—diluted	$0.46	$0.46	$0.85	$1.16

Average number of common shares outstanding—diluted	33,108	34,437	32,873	34,425

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$27,782	$39,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,160	17,684
Gain on the disposition of plant, property and equipment	(457)	(58)
Amortization of capitalized financing costs	2,909	516
Cumulative effect of a change in accounting principle, net of tax	6,108	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	33,445	90,706
Decrease (increase) in retained interest in receivables sold, net	66,226	(132,827)
Decrease in inventory	50,367	74,511
(Increase) decrease in other assets	(9,164)	2,129
Increase (decrease) in accounts payable	7,359	(21,321)
Decrease in accrued liabilities	(18,031)	(12,053)
Decrease in deferred credits	(33,675)	(30,502)
Increase in deferred taxes	1,325	2,254
Decrease in other liabilities	(426)	(2,314)

Net cash provided by operating activities	148,928	28,610
Cash Flows From Investing Activities:
Capital expenditures	(5,322)	(10,277)
Proceeds from the disposition of property, plant and equipment	3,609	4,184

Net cash used in investing activities	(1,713)	(6,093)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	(204,403)	(22,497)
Net borrowings under revolver	56,500	—
Issuance of treasury stock	7,448	4,959
Acquisition of treasury stock, at cost	—	(10,251)
Payment of employee withholding tax related to stock option exercises	(2,569)	(680)

Net cash used in financing activities	(143,024)	(28,469)
Effect of exchange rate changes on cash and cash equivalents	503	(193)

Net change in cash and cash equivalents	4,694	(6,145)
Cash and cash equivalents, beginning of period	17,426	28,814

Cash and cash equivalents, end of period	$22,120	$22,669

Other Cash Flow Information:
Income taxes paid, net	$22,887	$18,641
Interest paid	6,475	7,750
Discount on the sale of accounts receivable	1,355	1,012

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

        The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary United Stationers Supply Co. ("USSC") and its subsidiaries — collectively (the "Company"). The Company is the largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers, with trailing 12 months net sales of approximately $3.8 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 500 manufacturers. This includes a broad spectrum of traditional office products, computer consumables, office furniture, business machines and presentation products, and facilities supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two Azerty distribution centers in Mexico that serve computer supply resellers, and two distribution centers that serve the Canadian marketplace.

Common Stock Repurchase

        As of June 30, 2003, the Company has authorization to repurchase approximately $27 million of its common stock. All common stock repurchases are executed under two separate authorizations given by the Company's Board of Directors on October 23, 2000 and July 1, 2002. In addition, the New Credit Agreement (described below) limits the Company's stock repurchases to the greater of $50 million or $50 million plus 25% of the Company's net income (or minus 25% of any loss) in each fiscal quarter beginning with the fiscal quarter ended June 30, 2003. During the six months ended June 30, 2003 the Company did not repurchase any of its common stock. The Company repurchased 333,600 shares at a cost of approximately $10.3 million during the first six months of 2002. A summary of total shares repurchased and the remaining amounts available under each authorization are detailed as follows (amounts in millions, except share data):

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

        Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the six months ended June 30, 2003 and 2002, the Company reissued 478,124 and 203,504 shares, respectively, of treasury stock primarily to fulfill its obligations under its equity compensation plans.

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

        As previously announced, effective January 1, 2003, the Company adopted the FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. On a pro-forma basis, if EITF Issue No. 02-16 had been in effect during all periods presented, cost of goods sold for the three and six-month periods ended June 30, 2002 would have been higher by $0.5 million and $1.1 million, respectively, resulting in the following pro forma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	As Reported 2003	Pro Forma 2002	Pro Forma 2003	Pro Forma 2002
Amounts, assuming accounting change was applied retroactively:
Income before income taxes and cumulative effect of a change in accounting principle	$24,365	$24,625	$54,664	$62,723
Net income	15,106	15,394	33,890	39,208
Earnings per share—basic	$0.46	$0.46	$1.04	$1.16
Earnings per share—diluted	$0.46	$0.45	$1.03	$1.14

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

Inventories

        Inventory constituting approximately 90% and 88% of total inventory at June 30, 2003 and December 31, 2002, respectively, has been valued under the last-in, first-out ("LIFO") method. Inventory valued under the first-in, first-out ("FIFO") and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market method of inventory accounting had been used by the Company, inventory would have been $25.1 million and $22.9 million higher than reported at June 30, 2003 and December 31, 2002, respectively. In addition, inventory reserves are recorded for shrinkage, obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Stock Based Compensation

        The Company's stock based compensation includes employee stock options. As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock options using the "intrinsic value" method permitted by Accounting Principles Board

("APB") Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires calculation of an intrinsic value of the stock options issued in order to determine compensation expense, if any.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$15,106	$15,733	$27,782	$39,885
Add: Stock-based employee compensation expense included in reported net income, net of tax	11	51	23	325
Less: total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,280)	(1,603)	(2,243)	(3,177)

Pro forma net income	$13,837	$14,181	$25,562	$37,033

Net income per share—basic:
As reported	$0.46	$0.47	$0.85	$1.18
Pro forma	0.42	0.42	0.78	1.10
Net income per share—diluted:
As reported	$0.46	$0.46	$0.85	$1.16
Pro forma	0.42	0.41	0.78	1.08

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

        Upon adoption of the 2002 Restructuring Plan in the fourth quarter of 2002, the Company recorded pre-tax restructuring and other charges of $8.9 million, or $0.17 per share (on an after-tax basis). These charges included a pre-tax cash charge of $6.9 million for employment termination and severance costs and accrued exit costs and a

$2.0 million non-cash charge for the write-down of certain e-commerce-related investments. The remaining accrual balances related to the 2002 Restructuring Plan as of June 30, 2003, are included in the combined table below.

        As of June 30, 2003, the 2002 Restructuring Plan is substantially complete. The Company completed the closure of its Milwaukee distribution center, terminated the majority of its third-party fulfillment contracts with TOP customers and terminated the employment of 87 associates through an involuntary termination program. Implementation costs associated with this restructuring plan were not material.

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

        During the third quarter 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge. The remaining accrual balances related to the 2002 and 2001 Restructuring Plans as of June 30, 2003, are as follows (in thousands):

	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Charge
Restructuring and other charges	$19,637	$18,973	$38,610	$17,928	$56,538
Amounts reversed into income in 2002	(503)	(197)	(700)	(1,725)	(2,425)
Amounts utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
2002	(13,273)	(2,627)	(15,900)	(278)	(16,178)
For the six months ended June 30, 2003	(2,769)	(1,251)	(4,020)	—	(4,020)

Total amounts utilized	(19,065)	(5,104)	(24,169)	(16,203)	(40,372)

Accrued restructuring costs—as of June 30, 2003	$69	$13,672	$13,741	$—	$13,741

4.     Comprehensive Income

        The following table sets forth the computation of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Net income	$15,106	$15,733	$27,782	$39,885
Unrealized currency translation adjustment	2,906	(629)	4,129	(694)
Minimum pension liability adjustment, net of tax	—	—	—	(838)

Total comprehensive income	$18,012	$15,104	$31,911	$38,353

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$15,106	$15,733	$27,782	$39,885
Denominator:
Denominator for basic earnings per share—weighted average shares	32,802	33,789	32,674	33,753
Effect of dilutive securities:
Employee stock options	306	648	199	672

Denominator for diluted earnings per share—
Adjusted weighted average shares and the effect of dilutive securities	33,108	34,437	32,873	34,425

Net income per share:
Net income per share—basic	$0.46	$0.47	$0.85	$1.18
Net income per share—diluted	$0.46	$0.46	$0.85	$1.16

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

        Long-term debt consisted of the following amounts (dollars in thousands):

	As of June 30, 2003	As of December 31, 2002
Revolver	$56,500	$—
Tranche A term loan, due in installments until March 31, 2004	—	18,251
Tranche A-1 term loan, due in installments until June 30, 2005	—	78,125
8.375% Senior Subordinated Notes, due April 15, 2008	—	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	6,800	6,800
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	—	8,000
Other long-term debt	46	73

Subtotal	63,346	211,249
Less—current maturities	(43)	(45,904)

Total	$63,303	$165,345

        The Company has historically used both fixed-rate and variable or short-term rate debt. At June 30, 2003, 100% of the Company's outstanding debt and receivables sold under the Company's Receivables Securitization Program is priced at variable interest rates, compared to 32% of such outstanding amounts at December 31, 2002. The Company's variable rate debt is based primarily on the applicable prime or London InterBank Offered Rate ("LIBOR"). The prevailing prime interest rate was 4.00% at June 30, 2003 and 4.25% at December 31, 2002. The LIBOR rate as of June 30, 2003 was approximately 1.20%, compared to 1.45% at December 31, 2002.

New Credit Agreement

        As previously disclosed, in March 2003, the Company replaced its then existing senior secured credit facility (the "Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "New Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, and United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The New Credit Agreement provides for a revolving credit facility with an aggregate committed amount of $275 million. USSC may, upon the terms and conditions of the New Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003 and $1.7 million during the second quarter of 2003 relating to the write-off of associated deferred financing costs.

        The New Credit Agreement provides for the issuance of letters of credit for amounts totaling up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate principal amount not to exceed $25 million at any one time outstanding. These amounts, as sublimits, do not increase the aggregate committed amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability. The revolving credit facility matures on March 21, 2008.

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

8.375% Senior Subordinated Notes and Other Debt

        As previously announced, on April 28, 2003, the Company redeemed the entire $100 million outstanding principal amount of its 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. In connection with the redemption of the Notes, the Company recorded a pre-tax charge of $4.2 million, or $0.08 per share, in the second quarter of 2003.

        The 8.375% Notes were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. The Notes were unsecured senior subordinated obligations of USSC, and payment of the Notes were fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes were redeemable on or after April 15, 2003, in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

        In addition, as of June 30, 2003 the Company has one remaining industrial development bond outstanding with a balance of $6.8 million.

7.     Receivables Securitization Program

General

        On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with Bank One, NA, as trustee (the "New Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of PNC Bank and Bank One act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The New Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

Financial Statement Presentation

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. At June 30, 2003, the Company sold $225 million of trade accounts receivable, compared with $105 million at December 31, 2002. Accordingly, trade accounts receivable of $225 million as of June 30, 2003 and $105 million as of December 31, 2002 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, less allowance for doubtful accounts". For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

        The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. The interest rate on the certificates issued under the Receivables Securitization Program during the six months ended June 30, 2003 ranged between ..931% and 1.6% annually. Losses recognized on the sale of accounts receivable totaled approximately $1.4 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively. Proceeds from the collections under this revolving agreement were $1.7 billion for the six months ended June 30, 2003, compared with $1.4 billion for the same period in 2002. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption, "Other Expense, net".

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to the investors). The Company's net retained interest on $350.4 million and $296.6 million of trade receivables in the master trust as of June 30, 2003 and December 31, 2002 was $125.4 million and $191.6 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, less allowance for doubtful accounts".

        The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. No accounts receivable sold to the master trust were written off during the six months ended June 30, 2003 or 2002.

8.     Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are generally effective beginning in the third quarter of 2003. The Company does not currently utilize financial instruments covered by SFAS No. 150 as part of its financing strategy. Accordingly, the Company does not believe adoption of SFAS No. 150 will have a material impact on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company does not currently utilize derivative instruments or hedging as part of its financing strategy. Accordingly, the Company does not believe adoption of SFAS No. 149 will have a material impact on its financial position or results of operations.

        In November 2002, the FASB's EITF issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective for fiscal periods beginning after December 15, 2002. EITF Issue No. 02-16 requires cash consideration given by a vendor to a customer be recognized in the customer's financial statements as a reduction to cost of goods sold, unless certain limited conditions are met. The Company receives certain fixed and variable advertising allowances and incentives from vendors for participation in the Company's advertising publications. Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per share (after-tax), related to fixed promotional allowances received from vendors for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. See Note 2 for further discussion of manufacturers' allowances and the cumulative effect of a change in accounting principle.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

        The following Management's Discussion and Analysis and other parts of this Quarterly Report on Form 10-Q contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include references to plans, strategies, objectives, projected costs and savings, anticipated future performance or events and other statements that are not strictly historical in nature. These statements are based on management's current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, but are not limited to: the Company's ability to streamline its organization and operations, and to implement general cost-reduction initiatives; the Company's reliance on key suppliers and the impact of fluctuations in their pricing; variability in vendor allowances and promotional incentives payable to the Company, based on inventory purchase volumes and vendor participation in the Company's general line catalog and other annual and quarterly publications, and the impact of these on the Company's gross margin; the Company's ability to anticipate and respond to changes in end-user demand; the impact of variability in customer demand on the Company's product offerings and sales mix and, in turn, on customer rebates payable by the Company and on the Company's gross margin; competitive activity, including competitive customer acquisition and pricing pressures; reliance on key management personnel; acts of terrorism or war; and prevailing economic conditions and changes affecting the business products industry and the general economy.

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

Background

        The Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") and its wholly owned subsidiary United Stationers Supply Co. ("USSC") and its subsidiaries - collectively (the "Company"). The Company is the largest broadline business products wholesaler in the United States and a provider of marketing and logistics services to resellers, with trailing 12 months net sales of approximately $3.8 billion. The Company's business products offerings comprise five principal product categories—traditional office products, computer consumables, office furniture, facilities supplies and business machines and presentation products. The Company sells its products through a national distribution network to 15,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-based network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two Azerty distribution centers in Mexico that serve computer supply resellers and two distribution centers that serve the Canadian marketplace.

Overview of Recent Results

        Sales for the third quarter of 2003 through the date of this filing are up approximately 6% as compared to the same period in 2002. This is due in part to favorable current industry dynamics, including customer acquisition or expansion opportunities and increased sales volume resulting from the bankruptcy filing of Daisytek International. However, management believes that the Company's year over year sales may not continue to reflect comparative growth at the same rate, as the Company is facing increasing competitive pressures, while the challenging economic environment and high unemployment levels persist. Although net sales for each of the first two quarters of 2003 are above the respective amounts reported for the comparable quarters in the prior year, they remain below the revenues achieved by the Company during the same periods in 2001.

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

        As previously announced, effective January 1, 2003, the Company adopted the FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. On a pro-forma basis, if EITF Issue No. 02-16 had been in effect during all periods presented, cost of goods sold for the three and six-month periods ended June 30, 2002 would have been higher by $0.5 million and $1.1 million, respectively, resulting in the following pro forma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	As Reported 2003	Pro Forma 2002	Pro Forma 2003	Pro Forma 2002
Amounts, assuming accounting change was applied retroactively:
Income before income taxes and cumulative effect of a change in accounting principle	$24,365	$24,625	$54,664	$62,723
Net income	15,106	15,394	33,890	39,208
Earnings per share—basic	$0.46	$0.46	$1.04	$1.16
Earnings per share—diluted	$0.46	$0.45	$1.03	$1.14

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

        As of June 30, 2003, the 2002 Restructuring Plan is substantially complete. The Company completed the closure of its Milwaukee distribution center, terminated the majority of its third-party fulfillment contracts with TOP customers and terminated the employment of 87 associates through an involuntary termination program. Implementation costs associated with this restructuring plan were not material.

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

Selected Comparative Results for the Three Months and Six Months Ended June 30, 2003 and 2002

        The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.9	85.4	85.8	85.1

Gross margin	14.1	14.6	14.2	14.9
Operating expenses
Warehousing, marketing and administrative expenses	10.7	11.3	10.7	11.0
Restructuring reversal	—	—	—	(0.1)

Total operating expenses	10.7	11.3	10.7	10.9

Income from operations	3.4	3.3	3.5	4.0
Interest expense, net	0.2	0.5	0.3	0.5
Loss on early extinguishment of debt	0.6	—	0.3	—
Other expense, net	—	—	0.1	—

Income before income taxes and cumulative effect of a change in accounting principle	2.6	2.8	2.8	3.5
Income tax expense	1.0	1.0	1.1	1.3

Income before cumulative effect of a change in accounting principle	1.6	1.8	1.7	2.2
Cumulative effect of a change in accounting principle	—	—	0.3	—

Net income	1.6%	1.8%	1.4%	2.2%

Results of Operations—Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

        Net Sales.    Net sales for the second quarter of 2003 were $955.5 million, up 6.4% compared with sales of $897.6 million for the second quarter of 2002. Sales growth by product category for the current quarter compared with the prior quarter were mixed. The computer consumables category continued to increase as a percentage of our total sales while the sales mix of traditional office products and furniture continued to decline.

        Sales in the computer consumables and business machines and presentation products categories grew at a rate of mid-teens and currently represents nearly forty percent of the Company's sales. This growth is primarily the result of favorable industry dynamics and the addition of new customers.

        Sales in the janitorial and sanitation product category, primarily distributed through Lagasse, were up slightly compared with the prior year quarter. Growth in this sector was primarily due to continued growth at large distributors the Company serves.

        Office furniture sales were down by low—single digits, compared with the prior year quarter. These results continue to reflect slower customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of continued weak macroeconomic conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

        Sales of traditional office products experienced a decline in the mid-single digits versus the prior year quarter. Consumption of discretionary office products remains stagnant within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and systematic cost-reduction initiatives.

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the three-month period ended June 30, 2003 was $134.5 million, or a gross margin rate of 14.1% (gross profit as a percent of net sales), compared with $131.1 million, or a gross margin rate of 14.6% in the prior year quarter. Gross margin in the first quarter of 2003 was 14.3% and 13.7% during the fourth quarter of 2002.

        The Company's gross margin rate continues to be negatively impacted by the shift in the Company's product sales mix, overall and within each major product category, as customers continued to remain cautious and postpone higher margin, discretionary purchases, such as furniture, and ordered primarily lower margin, commodity business products essential for their companies. As a result, file margin (invoice price less current cost) rate declined approximately 0.8 percentage points versus the second quarter of last year. However, file margin was partially offset by a 0.3 percentage point increase related to estimated vendor allowances.

        Operating Expenses.    Operating expenses for the second quarter of 2003 were $102.2 million, or 10.7% of sales, compared with $101.4 million, or 11.3% of sales, in the same three-month period last year. During the second quarter of 2003, the Company recorded lower depreciation and amortization expense (0.2 percentage points) and lower salary expense (0.3 percentage points), compared with last year.

        Income from Operations.    Income from operations was $32.2 million for the three months ended June 30, 2003, compared with $29.7 million for the same three-month period in 2002.

        Interest Expense, net.    Net interest expense for the second quarter of 2003 totaled $1.5 million, compared with $4.1 million in the same period last year. This decline reflects savings due to the redemption of the 8.375% Notes financed primarily through the Company's lower cost Receivables Securitization Program.

        Loss on early extinguishment of debt.    As a result of the redemption of the 8.375% Notes during the second quarter of 2003, the Company recorded a loss on early extinguishment of debt totaling $5.9 million, of which $4.2 million was associated with a redemption premium of 4.188% of the principal amount and $1.7 million related to the write-off of deferred financing costs (see Note 6 to the Condensed Consolidated Financial Statements). No such loss was recorded in 2002.

        Other Expense, net.    Net other expense for the three months ended June 30, 2003 totaled $0.5 million compared with $0.4 million for the same three-month period last year. Net other expense for the three months ended June 30, 2003 includes $0.9 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below), offset by a net gain of $0.5 million from the disposition of property, plant and equipment.

        Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle.    Income before income taxes and cumulative effect of a change in accounting principle totaled $24.4 million for the second quarter of 2003, compared with $25.2 million for the second quarter of last year.

        Income Taxes.    Income tax expense totaled $9.3 million in the second quarter of 2003, compared with $9.4 million during the second quarter of 2002. The Company's effective tax rate for the second quarter of 2003 and 2002 was 38.0% and 37.5%, respectively.

        Net Income.    For the three months ended June 30, 2003, the Company recorded net income of $15.1 million, or $0.46 per diluted share, compared with net income of $15.7 million, or $0.46 per diluted share for the same period in 2002. Net income for the second quarter of 2003 includes a charge of $3.6 million, or $0.11 per diluted share related to the early retirement of debt.

Results of Operations—Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

        Net Sales.    Net sales for the first six months of 2003 were $1.9 billion, up 4.3% compared with sales of $1.8 billion for the same six-month period in 2002. This increase was the result of growth within the computer consumables, business machines and presentation products and janitorial and sanitation categories, offset by declines in the office furniture and traditional office products categories.

        Sales in the computer consumables and business machines and presentation products categories grew by upper-single digits versus the prior year period.

        Sales in the janitorial and sanitation product category, primarily distributed through Lagasse, were up by mid-single digits, compared with the prior year period. Growth in this sector was primarily due to continued growth at large distributors the Company serves.

        Office furniture sales were down by mid-single digits, compared with the prior-year period. These results continue to reflect slower customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of continued weak macroeconomic and employment conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

        Sales of traditional office products experienced a decline in the mid-single digits versus the prior year period. Consumption of discretionary office products remains stagnant within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and systematic cost-reduction initiatives.

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the six months ended June 30, 2003 was $273.1 million, or a gross margin rate of 14.2% (gross profit as a percent of net sales), compared with $275.5 million, or a gross margin rate of 14.9%, for the same period in 2002. See "Gross Profit and Gross Margin Rate" under "Results of Operations—Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002" for further description of these trends.

        Operating Expenses.    Operating expenses during the six-month period ended June 30, 2003 totaled $205.7 million, or 10.7% of sales, compared with $202.4 million, or 10.9% of sales, in the same period last year. The first half of 2002 included a favorable adjustment of $2.4 million, or 0.1% of net sales, related to a partial reversal of the restructuring charge recorded in the third quarter of 2001.

        Income from Operations.    Income from operations was $67.3 million for the six months ended June 30, 2003, compared with $73.1 million for the same six-month period in 2002. Income from operations for the six months ended June 30, 2002 includes a favorable adjustment of $2.4 million, related to a partial reversal of the restructuring charge recorded in the third quarter of 2001.

        Interest Expense, net.    Net interest expense for the first six months of 2003 totaled $4.8 million, compared with $8.6 million in the same period last year. This decline reflects savings due to the redemption of the Company's 8.375% Notes financed primarily through the Company's lower cost Receivables Securitization Program.

        Loss on early extinguishment of debt.    As a result of the redemption of the 8.375% Notes and replacement of the Company's Credit Agreement during the first half of 2003, the Company recorded a loss on early extinguishment of debt totaling $6.7 million, of which $5.9 million was associated with the redemption of the Notes and $0.8 related to the write-off of deferred financing costs associated with replacing the Credit Agreement (see Note 6 to the Condensed Consolidated Financial Statements). No such loss was recorded in 2002.

        Other Expense, net.    Net other expense for the first six months of 2003 totaled $1.2 million compared with $0.8 million for the same six-month period last year. Net other expense for the six months ended June 30, 2003 includes $1.7 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below), offset by $0.5 million net gain on the disposition of plant, property and equipment.

        Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle.    Income before income taxes and cumulative effect of a change in accounting principle totaled $54.7 million for the six months ended June 30, 2003, compared with $63.8 million for the same period last year.

        Income Taxes.    Income tax expense totaled $20.8 million in the six months ended June 30, 2003, compared with $23.9 million during the first six months of 2002. The Company's effective tax rate for the six months ended June 30, 2003 and 2002 was 38.0% and 37.5%, respectively.

        Cumulative Effect of a Change in Accounting Principle.    Cumulative effect of a change in accounting principle was $6.1 million, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2 to the Condensed Consolidated Financial Statements). No such charge was recorded in 2002.

        Net Income.    For the six months ended June 30, 2003, the Company recorded net income of $27.8 million, or $0.85 per diluted share, compared with net income of $39.9 million, or $1.16 per diluted share for the same period in 2002. Net income for the six months ended June 30, 2003 includes a charge of $4.2 million, or $0.13 per diluted share related to the early retirement of debt and a charge of $6.1 million, or $0.18 per diluted share related to the cumulative effect of a change in accounting principle. Net income for the six months ended June 30, 2002 includes a favorable adjustment of $1.5 million, or $0.04 per diluted share, related to a partial reversal of the restructuring charge recorded in 2001.

Liquidity and Capital Resources

General

        United is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and from borrowings by USSC. Restrictive covenants in USSC's debt agreements restrict USSC's ability to pay cash dividends and make other distributions to United. In addition, the right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC. The Company's outstanding debt under Generally Accepted Accounting Principles ("GAAP"), together with funds generated from the sale of receivables under the Company's Receivables Securitization Program (also referred to below as "liquidity sources") consisted of the following amounts (in thousands):

	As of June 30, 2003	As of December 31, 2002
Revolver	$56,500	$—
Tranche A term loan, due in installments until March 31, 2004	—	18,251
Tranche A-1 term loan, due in installments until June 30, 2005	—	78,125
8.375% Senior Subordinated Notes, due April 15, 2008	—	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	6,800	6,800
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	—	8,000
Other long-term debt	46	73

Total debt under GAAP	63,346	211,249
Receivables Securitization (liquidity sources)(1)	225,000	105,000

Total outstanding debt under GAAP and liquidity sources	288,346	316,249
Stockholders' equity under GAAP	598,814	558,884

Total capitalization	$887,160	$875,133

Debt-to-total capitalization ratio	32.5%	36.1%

(1)
See discussion under Receivables Securitization Program

        The most directly comparable financial measure to total outstanding debt under GAAP and liquidity resources that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as "Total debt under GAAP"). Under GAAP, accounts receivable sold under the Company's Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company believes its is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt.

        During the six months ended June 30, 2003, the Company utilized cash flow to reduce debt. The Company reduced total debt and accounts receivable sold by $27.9 million during the first half of 2003. At June 30, 2003, the Company's debt-to-total capitalization ratio (adjusted from the GAAP total debt amount to add the receivables then sold under the Company's Receivables Securitization Program as debt) was 32.5%, compared to 36.1% at December 31, 2002.

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

        Funding for net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) was $5.3 million for the first half of 2003, compared to $10.3 million during the same period in 2002. For the six months ended June 30, 2003, capitalized software expenditures totaled $1.3 million, compared to $3.5 million during the first six months of 2002. Net capital spending (net capital expenditures plus capitalized software expenditures) was $3.0 million and $9.6 million for the first six months of 2003 and 2002, respectively. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. The Company expects net capital spending for all of 2003 to be approximately $20 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net Capital Spending (in millions):
Capital expenditures	$4.2	$5.2	$5.3	$10.3
Proceeds from the disposition of property, plant and equipment	(3.6)	(2.9)	(3.6)	(4.2)

Net capital expenditures	0.6	2.3	1.7	6.1
Capitalized software	0.9	1.8	1.3	3.5

Net capital spending	$1.5	$4.1	$3.0	$9.6

        Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at June 30, 2003, is summarized below:

Availability ($ in millions)
Funded debt	$63.3
Accounts receivable sold	225.0

Total utilized financing		288.3
Revolving Credit Facility availability	204.5
Availability Under the Receivables Securitization Program	—

Total unutilized		204.5

Total available financing, before restrictions		492.8
Restrictive covenant limitation		55.4

Total available financing at June 30, 2003		$437.4

        Restrictive covenants under the New Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. At June 30, 2003, total funding from debt and the sale of accounts receivable was effectively limited by the leverage ratio covenant in the Company's New Credit Agreement to approximately $437 million, or $55 million less than the $492 million total then available under the Company's facilities, as shown above.

        The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

New Credit Agreement

        As previously disclosed, on March 21, 2003, the Company replaced its then existing senior secured credit facility (the "Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "New Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, and United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The New Credit Agreement provides for a revolving credit facility with an aggregate committed amount of $275 million. USSC may, upon the terms and conditions of the

New Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003 and $1.7 million during the second quarter of 2003 relating to the write-off of associated deferred financing costs.

        The New Credit Agreement provides for the issuance of letters of credit for amounts totaling up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate principal amount not to exceed $25 million at any one time outstanding. These amounts, as sublimits, do not increase the aggregate committed amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability. The revolving credit facility matures on March 21, 2008.

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

8.375% Senior Subordinated Notes and Other Debt

        As previously announced, on April 28, 2003, the Company redeemed the entire $100 million outstanding principal amount of its 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. In connection with the redemption of the Notes, the Company recorded a pre-tax charge of $4.2 million, or $0.08 per share in the second quarter of 2003.

        The 8.375% Notes were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. The Notes were unsecured senior subordinated obligations of USSC, and payment of the Notes were fully and unconditionally guaranteed by the Company and USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes were redeemable on or after April 15, 2003, in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

Receivables Securitization Program

General

        As previously announced, on March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with Bank One, NA, as trustee (the "New Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of PNC Bank and Bank One act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under

364-day liquidity facilities. The New Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

Financial Statement Presentation

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. At June 30, 2003, the Company sold $225 million of trade accounts receivable, compared with $105 million at December 31, 2002. Accordingly, trade accounts receivable of $225 million as of June 30, 2003 and $105 million as of December 31, 2002 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, less allowance for doubtful accounts". For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

        The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. The interest rate on the certificates issued under the Receivables Securitization Program during the six months ended June 30, 2003 ranged between ..931% and 1.6% annually. Losses recognized on the sale of accounts receivable totaled approximately $1.4 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively. Proceeds from the collections under this revolving agreement were $1.7 billion for the six months ended June 30, 2003, compared with $1.4 billion for the same period in 2002. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption "Other Expense, net."

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to the investors). The Company's net retained interest on $350.4 million and $296.6 million of trade receivables in the master trust as of June 30, 2003 and December 31, 2002 was $125.4 million and $191.6 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption "Retained interest in receivables sold, less allowance for doubtful accounts".

        The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. No accounts receivable sold to the master trust were written off during the six months ended June 30, 2003 or 2002.

Cash Flow

        Cash flows for the Company for the six months ended June 30, 2003 and 2002 are summarized below (in thousands):

	For the Six Months Ended June 30,
	2003	2002
Net cash provided by operating activities	$148,928	$28,610
Net cash used in investing activities	(1,713)	(6,093)
Net cash used in financing activities	(143,024)	(28,469)

        Net cash provided by operating activities for the six months ended June 30, 2003 was $148.9 million. This includes $27.8 million of net income, a $66.2 million decrease in the Company's retained interest in receivables sold, a $50.4 million reduction in inventory, a $33.4 million decrease in accounts receivable, a $7.4 million increase in accounts payable, $15.2 million of depreciation and amortization, a $6.1 million non-cash charge for a cumulative effect of a change in accounting principle (see Note 2 to the Condensed Consolidated Financial Statements), an increase in deferred taxes of $1.3 million and $2.9 million in amortization of capitalized financing costs, partially offset by a $33.7 million decrease in deferred credits, $18.0 million decline in accrued liabilities and a $9.2 million increase in other assets. Net cash used in operating activities for the six months ended June 30, 2002 was $28.6 million. This includes $39.9 million in net income, a $90.7 million decrease in accounts receivable, a $74.5 million decline in inventory, a decrease of $2.1 million in other assets, an increase in deferred taxes of $2.3 million, $17.7 million of depreciation and amortization and $0.5 million in amortization of capitalized financing costs, partially offset by a $132.8 million increase in the Company's retained interest in receivables sold, $30.5 million decline in deferred credits, a decrease in accounts payable of $21.3 million, a $12.1 million decline in accrued liabilities and a $2.3 million decrease in other liabilities.

        Net cash used in investing activities for the six months ended June 30, 2003 was $1.7 million, related to normal capital expenditures of $5.3 million, offset by proceeds of approximately $3.6 million primarily from the sale of the Company's Milwaukee and Charlotte distribution centers. Net cash used in investing activities for the six months ended June 30, 2002 was $6.1 million, including $10.3 million for capital expenditures, offset by $4.2 million of proceeds from the sale of assets primarily related to CallCenter Services and a distribution center.

        Net cash used in financing activities for the six months ended June 30, 2003 was $143.0 million, including $204.4 million of principal payments and retirements of debt including amounts outstanding under the Company's Credit Agreement, redemption of the Notes and an outstanding industrial development bond, and $2.6 million for payment of withholding tax related to stock option exercises, partially offset by $56.5 million in borrowings under the Company's Revolving Credit Facility and $7.4 million of proceeds from the issuance of treasury stock upon the exercise of stock options under the Company's equity compensation plans. Net cash used in financing activities for the six months ended June 30, 2002 was $28.5 million, including $22.5 million of payments on the Company's Credit Agreement and $10.3 million for the acquisition of treasury stock through the Company's share repurchase program, partially offset by $5.0 million of proceeds from the issuance of treasury stock upon the exercise of stock options under the Company's equity compensation plans.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

        The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at June 30, 2003 of $63.3 million, $225 million of receivables sold under the Receivables Securitization Program and the Company's $125.4 million retained interest in the master trust (as defined above).

        The Company has historically used both fixed-rate and variable or short-term rate debt. At June 30, 2003, 100% of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime or London InterBank Offered Rate ("LIBOR"). The prevailing prime interest rate was 4.00% at June 30, 2003 and the LIBOR rate as of June 30, 2003 was approximately 1.20%. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.4 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

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

Foreign Currency Exchange Rate Risk

        The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso and the Canadian Dollar, as well as product purchases from Asian countries valued in the local currency and paid in U.S. dollars. Many of the products the Company sells in Mexico and Canada are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to its financial position, results of operations or cash flows. The Company has not previously hedged these transactions, but it may enter into such transactions in the future.

ITEM 4.    CONTROLS AND PROCEDURES.

  (a)
  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

  (b)
  There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        United's Annual Meeting of Stockholders for 2003 ("2003 Annual Meeting") was held on May 14, 2003. The only matter voted on at the 2003 Annual Meeting involved the election of two Class II Directors of United, each to serve for a three-year term expiring in 2006.

        The following nominees, having received the votes for their election set forth opposite their respective names, were elected as such Class II Directors by a plurality of the votes cast:

  Class II Directors:

	Number of Votes
	For	Withheld
Frederick B. Hegi, Jr.	29,770,871	978,665
Ilene S. Gordon	29,478,568	1,270,968

        As such directors were elected by a plurality of the votes cast, broker non-votes and instructions to withhold voting authority were not counted and did not affect the outcome of the election.

        The remaining United Class I and Class III Directors, Richard W. Gochnauer, Daniel J. Good, Roy W. Haley, Max D. Hopper, Benson P. Shapiro and Alex D. Zoghlin continued in office.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

        The list of exhibits filed with or incorporated by reference into this report is contained in the Index to Exhibits to this report on page 30, which is incorporated herein by reference.

  (b)
  Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the second quarter of 2003:

    —
    The Company filed a Current Report on Form 8-K on April 28, 2003, reporting under Item 5 the Company's financial results for the first quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. (Registrant)
Date: August 14, 2003	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter regarding unaudited interim financial information
15.2	Letter regarding unaudited interim financial information
31.1	Certification of Chief Executive Officer, dated as of August 14, 2003, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, dated as of August 14, 2003, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, dated as of August 14, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, dated as of August 14, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO EXHIBITS