Form 10-Q
period 2003-09-30
UNITED STATIONERS INC
filed 2003-11-12
CIK 355999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

        On November 10, 2003, the registrant had outstanding 33,769,679 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Independent Accountants' Review Report	2
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Income for the Three Months and Nine Months ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6 - 17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18 - 30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30 - 31
Item 4.	Controls and Procedures.	31
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.	32
SIGNATURES		33
INDEX TO EXHIBITS		34

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
United Stationers Inc.

        We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP
Chicago, Illinois October 17, 2003

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of September 30, 2003	As of December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,554	$17,426
Retained interest in receivables sold, less allowance for doubtful accounts of $3,382 in 2003 and $2,058 in 2002	162,161	191,641
Accounts receivable, less allowance for doubtful accounts of $17,590 in 2003 and $16,445 in 2002	181,001	158,374
Inventories	511,134	572,498
Other current assets	24,790	26,958

Total current assets	896,640	966,897
Property, plant and equipment, at cost	335,243	357,225
Less—accumulated depreciation and amortization	176,259	176,689

Net property, plant and equipment	158,984	180,536
Goodwill, net	181,962	180,186
Other	31,597	21,610

Total assets	$1,269,183	$1,349,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$354,809	$333,800
Accrued liabilities	139,492	141,857
Deferred credits	61,692	44,749
Current maturities of long-term debt	35	45,904

Total current liabilities	556,028	566,310
Deferred income taxes	20,510	17,059
Long-term debt	6,822	165,345
Other long-term liabilities	41,112	41,631

Total liabilities	624,472	790,345
Stockholders' equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—37,217,814 in 2003 and 2002	3,722	3,722
Additional paid-in capital	326,558	313,961
Treasury stock, at cost—3,490,942 shares in 2003 and 4,738,552 shares in 2002	(85,400)	(104,450)
Retained earnings	408,714	357,635
Accumulated other comprehensive loss	(8,883)	(11,984)

Total stockholders' equity	644,711	558,884

Total liabilities and stockholders' equity	$1,269,183	$1,349,229

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$979,430	$932,486	$2,905,116	$2,778,183
Cost of goods sold	833,680	796,772	2,486,286	2,366,921

Gross profit	145,750	135,714	418,830	411,262
Operating expenses:
Warehousing, marketing and administrative expenses	104,972	100,428	310,712	305,260
Restructuring charge reversal	—	—	—	(2,425)

Total operating expenses	104,972	100,428	310,712	302,835

Income from operations	40,778	35,286	108,118	108,427
Interest expense, net	775	4,122	5,538	12,678
Loss on early retirement of debt	—	—	6,693	—
Other expense, net	2,426	847	3,646	1,617

Income before income taxes and cumulative effect of a change in accounting principle	37,577	30,317	92,241	94,132
Income tax expense	14,280	11,370	35,054	35,300

Income before cumulative effect of a change in accounting principle	23,297	18,947	57,187	58,832
Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	—	—	6,108	—

Net income	$23,297	$18,947	$51,079	$58,832

Net income per share—basic:
Income before cumulative effect of a change in accounting principle	$0.70	$0.57	$1.74	$1.76
Cumulative effect of a change in accounting principle	—	—	(0.19)	—

Net income per share—basic	$0.70	$0.57	$1.55	$1.76

Average number of common shares outstanding—basic	33,296	32,963	32,884	33,492
Net income per share—diluted:
Income before cumulative effect of a change in accounting principle	$0.69	$0.57	$1.73	$1.73
Cumulative effect of a change in accounting principle	—	—	(0.19)	—

Net income per share—diluted	$0.69	$0.57	$1.54	$1.73

Average number of common shares outstanding—diluted	33,897	33,307	33,151	34,067

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$51,079	$58,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,128	25,495
Gain on the disposition of plant, property and equipment	(354)	—
Amortization of capitalized financing costs	3,068	853
Cumulative effect of a change in accounting principle, net of tax	6,108	—
Write down of assets held for sale	1,290	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(22,670)	57,249
Decrease (increase) in retained interest in receivables sold, net	29,480	(121,297)
Decrease in inventory	53,776	49,294
Increase in other assets	(7,012)	(386)
Increase (decrease) in accounts payable	20,525	(31,444)
Increase in accrued liabilities	8,339	4,878
Increase in deferred credits	16,943	20,875
Increase in deferred taxes	3,451	2,824
Decrease in other liabilities	(519)	(3,474)

Net cash provided by operating activities	185,632	63,699
Cash Flows From Investing Activities:
Capital expenditures	(9,562)	(19,565)
Proceeds from the disposition of property, plant and equipment	3,611	4,191

Net cash used in investing activities	(5,951)	(15,374)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	(204,392)	(33,979)
Net borrowings under revolver	—	10,000
Issuance of treasury stock	29,458	5,083
Acquisition of treasury stock, at cost	—	(38,310)
Payment of employee withholding tax related to stock option exercises	(4,955)	(680)

Net cash used in financing activities	(179,889)	(57,886)
Effect of exchange rate changes on cash and cash equivalents	336	(47)

Net change in cash and cash equivalents	128	(9,608)
Cash and cash equivalents, beginning of period	17,426	28,814

Cash and cash equivalents, end of period	$17,554	$19,206

Other Cash Flow Information:
Income taxes paid, net	$25,729	$27,914
Interest paid	7,020	9,617
Discount on the sale of accounts receivable	2,279	1,492

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

        In the opinion of the Company's management, the Condensed Consolidated Financial Statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, manufacturers' allowances, inventory, self-insurance, customer rebates, price changes and product mix. The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate. In addition, certain amounts from prior periods have been reclassified to conform to the 2003 presentation.

        The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary, United Stationers Supply Co. ("USSC"), and its subsidiaries (collectively, the "Company"). The Company is the largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers, with trailing 12 months net sales of approximately $3.8 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 500 manufacturers. These items include a broad spectrum of traditional office products, computer consumables, office furniture, business machines and presentation products, and facilities supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two Azerty distribution centers in Mexico that serve computer supply resellers, and two distribution centers that serve the Canadian marketplace.

Common Stock Repurchase

        As of September 30, 2003, the Company has authority to repurchase approximately $27 million of its common stock. All common stock repurchases are executed under two separate authorizations given by the Company's Board of Directors on October 23, 2000 and July 1, 2002. In addition, the New Credit Agreement (described in Note 6 below) limits the Company's stock repurchases to the greater of $50 million or $50 million plus 25% of the Company's net income (or minus 25% of any loss) in each fiscal quarter, beginning with the fiscal quarter ended June 30, 2003. During the nine months ended September 30, 2003, the Company did not repurchase any of its common stock. The Company repurchased 1.4 million shares at a cost of approximately $38.3 million during the first nine months of

2002. A summary of total shares repurchased and the remaining amounts available under each authorization are as follows (amounts in millions, except share data):

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

        Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the nine months ended September 30, 2003 and 2002, the Company reissued 1,247,610 and 209,090 shares, respectively, of treasury stock, primarily to fulfill its obligations under its equity incentive plans.

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

Revenue Recognition

        Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product return trends and the gross margin associated with those returns. Management also records an estimate for customer rebates which is primarily based on estimated annual sales volume to the Company's customers. This estimate is used to determine the projected annual rebates earned by customers for growth components, volume hurdle components, and advertising allowances.

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

        Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company's customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes. Reported results reflect management's best current estimate of such rebates. Changes in estimates of sales volumes, product mix, customer mix or sales patterns, or actual results that vary from such estimates, may impact future results.

Manufacturers' Allowances and Cumulative Effect of a Change in Accounting Principle

        Manufacturers' allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated manufacturers' allowances and promotional incentives. These allowances and incentives are estimated on an on- going basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results. Reported results reflect management's best current estimate of such allowances and incentives.

        Approximately 40% to 45% of the Company's estimated annual manufacturers' allowances and incentives are fixed based on vendor participation in various Company advertising and marketing publications. Historically, these fixed promotional incentives were recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, now requires that the cash consideration received from vendors related to these fixed advertising allowances and incentives be reflected as a reduction to the cost of inventory. As a result, fixed allowances and incentives will now be taken to income through lower cost of goods sold as inventory is sold.

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

        As previously announced, effective January 1, 2003, the Company adopted EITF Issue No. 02-16. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications. As noted above, adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. On a pro-forma basis, if EITF Issue No. 02-16 had been in effect during all periods presented, cost of goods sold for the three and nine-month periods ended September 30, 2002 would have been higher by $0.5 million and $1.6 million, respectively, resulting in the following pro forma amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	As Reported 2003	Pro Forma 2002	Pro Forma 2003	Pro Forma 2002
Amounts, assuming accounting change was applied retroactively:
Income before income taxes and cumulative effect of a change in accounting principle	$37,577	$29,771	$92,241	$92,494
Net income	23,297	18,606	57,187	57,808
Earnings per share—basic	$0.70	$0.56	$1.74	$1.73
Earnings per share—diluted	$0.69	$0.56	$1.73	$1.70

Cash Equivalents

        All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Valuation of Accounts Receivable

        The Company makes judgments as to the collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable down to estimated net realizable value. To determine the allowance for sales returns, management uses historical trends to estimate future period product returns. To determine the allowance for doubtful accounts, management reviews specific customers and the Company's accounts receivable aging.

Inventories

        Inventory constituting approximately 90% and 88% of total inventory at September 30, 2003 and December 31, 2002, respectively, has been valued under the last-in, first-out ("LIFO") accounting method and the remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $24.7 million and $22.9 million higher than reported at September 30, 2003 and December 31, 2002, respectively. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Software Capitalization

        The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years.

Self-Insurance Liability Estimates

        The Company is primarily responsible for retained liabilities related to workers' compensation, auto and general liability and certain employee health benefits. The Company records an expense for claims incurred but not reported based on historical trends and certain assumptions about future events. The Company has an annual per person maximum cap on certain employee medical benefits provided by a third-party insurance company. In addition, the Company has both a per occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$23,297	$18,947	$51,079	$58,832
Add: Stock-based employee compensation expense included in reported net income, net of tax	11	51	34	376
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,870)	(2,600)	(4,093)	(4,204)

Pro forma net income	$21,438	$16,398	$47,020	$55,004

Net income per share—basic:
As reported	$0.70	$0.57	$1.55	$1.76
Pro forma	0.64	0.50	1.43	1.64
Net income per share—diluted:
As reported	$0.69	$0.57	$1.54	$1.73
Pro forma	0.63	0.49	1.42	1.61

Income Taxes

        Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries because these earnings are intended to be permanently invested.

Foreign Currency Translation

        The functional currency for the Company's foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions were not material.

3.     Restructuring and Other Charges

2002 Restructuring Plan

        The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan (described below), further downsizing of The Order People ("TOP") operations, including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center, closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. The 2002 Restructuring Plan included workforce reductions of 105 associates through involuntary separation programs. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next eight years. The Company continues to actively pursue opportunities to sublet unused facilities. Implementation costs associated with this restructuring plan were not material.

        Upon adoption of the 2002 Restructuring Plan in the fourth quarter of 2002, the Company recorded pre-tax restructuring and other charges of $8.9 million, or $0.17 per share (on an after-tax basis). These charges included a pre-tax cash charge of $6.9 million for employment termination and severance costs and accrued exit costs and a $2.0 million non-cash charge for the write-down of certain e-commerce-related investments. The remaining accrual balances related to the 2002 Restructuring Plan as of September 30, 2003, are included in the combined table below.

2001 Restructuring Plan

        The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 (the "2001 Restructuring Plan") that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next seven years. The Company continues to actively pursue opportunities to sublet unused facilities.

        During the third quarter 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge. The remaining accrual balances related to the 2002 and 2001 Restructuring Plans as of September 30, 2003, are as follows (in thousands):

	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Charge
Restructuring and other charges	$19,637	$18,973	$38,610	$17,928	$56,538
Amounts reversed into income in 2002	(503)	(197)	(700)	(1,725)	(2,425)
Amounts utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
2002	(13,273)	(2,627)	(15,900)	(278)	(16,178)
Year-to-date September 30, 2003	(2,838)	(1,637)	(4,475)	—	(4,475)

Total amounts utilized	(19,134)	(5,490)	(24,624)	(16,203)	(40,827)

Accrued restructuring costs—as of September 30, 2003	$—	$13,286	$13,286	$—	$13,286

4.     Comprehensive Income

        The following table sets forth the computation of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)
	2003	2002	2003	2002
Net income	$23,297	$18,947	$51,079	$58,832
Unrealized currency translation adjustment	(1,028)	(1,542)	3,101	(2,236)
Minimum pension liability adjustment, net of tax	—	—	—	(838)

Total comprehensive income	$22,269	$17,405	$54,180	$55,758

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$23,297	$18,947	$51,079	$58,832
Denominator:
Denominator for basic earnings per share—weighted average shares	33,296	32,963	32,884	33,492
Effect of dilutive securities:
Employee stock options	601	344	267	575

Denominator for diluted earnings per share—
Adjusted weighted average shares and the effect of dilutive securities	33,897	33,307	33,151	34,067

Net income per share:
Net income per share—basic	$0.70	$0.57	$1.55	$1.76
Net income per share—diluted	$0.69	$0.57	$1.54	$1.73

6.     Long-Term Debt

        United is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its operating subsidiary, USSC, and from borrowings by USSC. The New Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to United.

        Long-term debt consisted of the following amounts (dollars in thousands):

	As of September 30, 2003	As of December 31, 2002
Tranche A term loan, due in installments until March 31, 2004	$—	$18,251
Tranche A-1 term loan, due in installments until June 30, 2005	—	78,125
8.375% Senior Subordinated Notes, due April 15, 2008	—	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	6,800	6,800
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	—	8,000
Other long-term debt	57	73

Subtotal	6,857	211,249
Less—current maturities	(35)	(45,904)

Total	$6,822	$165,345

        The Company has historically used both fixed-rate and variable or short-term rate debt. At September 30, 2003, 100% of the Company's outstanding debt and receivables sold under the Company's Receivables Securitization Program is priced at variable interest rates, compared to 32% of such outstanding amounts at December 31, 2002. The Company's variable rate debt is based primarily on the applicable prime rate or London InterBank Offered Rate ("LIBOR"). The prevailing prime rate was 4.0% at September 30, 2003 and 4.3% at December 31, 2002. The LIBOR rate as of September 30, 2003 was approximately 1.3%, compared to 1.5% at December 31, 2002.

New Credit Agreement

        In March 2003, the Company replaced its then existing senior secured credit facility (the "Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "New Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The New Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $275 million. USSC may, upon the terms and conditions of the New Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.

        The New Credit Agreement provides for the issuance of letters of credit for amounts totaling up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate principal amount not to exceed $25 million at any one time outstanding. These amounts, as sublimits, do not increase the aggregate committed principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability. The revolving credit facility matures on March 21, 2008.

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

8.375% Senior Subordinated Notes and Other Debt

        As previously announced, on April 28, 2003, the Company redeemed the entire $100 million outstanding principal amount of its 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. In connection with the redemption of the Notes, the Company recorded a pre-tax cash charge of $4.2 million and $1.7 million relating to the write-off of associated deferred financing costs in the second quarter of 2003.

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

        In addition, as of September 30, 2003 the Company has one remaining industrial development bond outstanding with a balance of $6.8 million.

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

Financial Statement Presentation

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. At September 30, 2003, the Company sold $189.9 million of trade accounts receivable, compared with $105 million at December 31, 2002. Accordingly, trade accounts receivable of $189.9 million as of September 30, 2003 and $105 million as of December 31, 2002 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

        The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during the nine months ended September 30, 2003 ranged between .93% and 1.6%. Losses recognized on the sale of accounts receivable totaled approximately $2.7 million and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively. Proceeds from the collections under this revolving agreement were $2.6 billion for the nine months ended September 30, 2003, compared with $2.2 billion for the same period in 2002. All costs and/or losses related to the

Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption "Other Expense, net."

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $352.1 million and $296.6 million of trade receivables in the master trust as of September 30, 2003 and December 31, 2002 was $162.2 million and $191.6 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

        The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust that were written off during the nine months ended September 30, 2003 or 2002 were not material.

8.     Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are generally effective during the third quarter of 2003. The Company does not currently utilize financial instruments covered by SFAS No. 150 as part of its financing strategy. Accordingly, the adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company does not currently utilize derivative instruments or hedging as part of its financing strategy. Accordingly, adoption of SFAS No. 149 had no material impact on its financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation of variable interest entities, including special purpose entities and non-voting controlled entities. FIN No. 46 requires the "primary beneficiary" of a variable interest entity to consolidate it in its financial statements. However, FIN No. 46 specifically excludes some qualified financing mechanisms, including the Company's Receivables Securitization

Program, from the scope of the interpretation. Adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

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

        In November 2002, the FASB's EITF issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective for fiscal periods beginning after December 15, 2002. EITF Issue No. 02-16 requires cash consideration given by a vendor to a customer be recognized in the customer's financial statements as a reduction to cost of goods sold, unless certain limited conditions are met. The Company receives certain fixed and variable advertising allowances and incentives from vendors for participation in the Company's advertising publications. Effective January 1, 2003, the Company adopted EITF Issue No. 02-16. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per share (after-tax), related to fixed promotional allowances received from vendors for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. See Note 2 for further discussion of manufacturers' allowances and the cumulative effect of this change in accounting principle.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

        The following Management's Discussion and Analysis and other parts of this Quarterly Report on Form 10-Q contain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These statements are based on management's current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, but are not limited to: the Company's ability to effectively manage operations, and to implement general cost-reduction initiatives; the Company's reliance on key suppliers and the impact of fluctuations in their pricing; variability in manufacturers' allowances and promotional incentives payable to the Company, based on inventory purchase volumes and manufacturer participation in the Company's General Line Catalog and other annual and quarterly publications, and the impact of such matters on the Company's gross margin; the Company's ability to anticipate and respond to changes in end-user demand; the impact of variability in customer demand on the Company's product offerings and sales mix and, in turn, on customer rebates payable by the Company and on the Company's gross margin; competitive activity and pricing pressures; reliance on key management personnel; acts of terrorism or war; and prevailing economic conditions and changes affecting the business products industry and the general economy.

        Readers are cautioned not to place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information contained herein is given as of this date only, and the Company undertakes no obligation to revise or update it. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Background

        The Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") and its wholly owned subsidiary, United Stationers Supply Co. ("USSC"), and its subsidiaries (collectively, the "Company"). The Company is the largest broad line business products wholesaler in the United States and a provider of marketing and logistics services to resellers, with trailing 12 months net sales of approximately $3.8 billion. The Company's business products offerings comprise five principal product categories—traditional office products, computer consumables, office furniture, facilities supplies and business machines and presentation products. The Company sells its products through a national distribution network to 15,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 Lagasse, Inc. ("Lagasse") distribution centers that serve the janitorial and sanitation industry, two Azerty distribution centers in Mexico that serve computer supply resellers and two distribution centers that serve the Canadian marketplace.

Overview of Recent Results

        As previously reported, sales growth for the first, second and third quarters of 2003, as compared to the same quarterly periods of 2002 was 2.3%, 6.4% and 5.0%, respectively. Sales growth over the prior year quarter for the fourth quarter of 2003 through the date of this filing is in the low-single digits compared with a decline of 1.4% in the fourth quarter of 2002.

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

        The Company's accounting policies are described under the caption "Critical Accounting Policies, Judgments and Estimates" in the information provided in response to Item 7 of the Company's most recent Annual Report on Form 10-K. These policies are important to portraying the Company's financial condition and results and require especially difficult, subjective or complex judgments or estimates by management. These policies, as described in the Company's Annual Report on Form 10-K, include: revenue recognition (in particular, the impact of future product returns, for which an estimate—based on historical product return trends and the gross margin associated with those returns—is recorded); valuation of accounts receivable (reflecting judgments on their collectability based on historical trends and expectations); customer rebates; manufacturers' allowances; estimated inventory reserves for shrinkage and obsolete, damaged, defective, and slow-moving inventory; self-insurance; and pension and post-retirement health benefits. The following information is provided as a supplement to, and should be considered in conjunction with, the descriptions of the Company's critical accounting policies referred to above.

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

        Approximately 40% to 45% of the Company's estimated annual manufacturers' allowances and incentives are fixed based on vendor participation in various Company advertising and marketing publications. Historically, these fixed promotional incentives were recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, now requires that the cash compensation received from vendors related to these fixed advertising allowances and incentives be reflected as a reduction to the cost of inventory. As a result, fixed allowances and incentives will now be taken to income through lower cost of goods sold as inventory is sold.

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

        As a result of the Company's adoption of EITF Issue No. 02-16 effective January 1, 2003, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications. As noted above, adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. On a pro-forma basis, if EITF Issue No. 02-16 had been in effect during all periods presented, cost of goods sold for the three and nine-month periods ended September 30, 2002 would have been higher by $0.5 million and $1.6 million, respectively, resulting in the following pro forma amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	As Reported 2003	Pro Forma 2002	Pro Forma 2003	Pro Forma 2002
Amounts, assuming accounting change was applied retroactively:
Income before income taxes and cumulative effect of a change in accounting principle	$37,577	$29,771	$92,241	$92,494
Net income	23,297	18,606	57,187	57,808
Earnings per share—basic	$0.70	$0.56	$1.74	$1.73
Earnings per share—diluted	$0.69	$0.56	$1.73	$1.70

Restructuring and Other Charges

2002 Restructuring Plan

        The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan (described below), further downsizing of The Order People ("TOP") operations, including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center, closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. The 2002 Restructuring Plan included workforce reductions of 105 associates through involuntary separation programs. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next eight years. See Note 3 to the Condensed Consolidated Financial Statements for additional information on the restructuring remaining accrual balances. The Company continues to actively pursue opportunities to sublet unused facilities. Implementation costs associated with this restructuring plan were not material.

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

2001 Restructuring Plan Update

        The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next seven years (see Note 3 to the Condensed Consolidated Financial Statements for detail of the remaining accrual balances). The Company continues to actively pursue opportunities to sublet unused facilities.

Selected Comparative Results for the Three Months and Nine Months Ended September 30, 2003 and 2002

        The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1	85.4	85.6	85.2

Gross margin	14.9	14.6	14.4	14.8
Operating expenses
Warehousing, marketing and administrative expenses	10.7	10.8	10.7	11.0
Restructuring reversal	—	—	—	(0.1)

Total operating expenses	10.7	10.8	10.7	10.9

Income from operations	4.2	3.8	3.7	3.9
Interest expense, net	0.1	0.4	0.2	0.5
Loss on early extinguishment of debt	—	—	0.2	—
Other expense, net	0.2	0.1	0.1	—

Income before income taxes and cumulative effect of a change in accounting principle	3.9	3.3	3.2	3.4
Income tax expense	1.5	1.2	1.2	1.3

Income before cumulative effect of a change in accounting principle	2.4	2.1	2.0	2.1
Cumulative effect of a change in accounting principle	—	—	0.2	—

Net income	2.4%	2.1%	1.8%	2.1%

Results of Operations—Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

        Net Sales.    Net sales for the third quarter of 2003 were $979.4 million, up 5% compared with sales of $932.5 million for the third quarter of 2002. Sales growth by product category for the current quarter compared with the prior year quarter were mixed. The computer consumables category continued to increase as a percentage of our total sales while the sales mix of traditional office products and furniture continued to decline.

        Sales in the computer consumables and business machines and presentation products categories grew at a rate of mid-teens and represented approximately fifty percent of the Company's total consolidated sales in the third quarter of 2003. This growth is primarily the result of favorable industry dynamics and the addition of new customers.

        Sales in the janitorial and sanitation product category, primarily through Lagasse, were up mid-single digits compared with the prior year quarter. Growth in this sector was primarily due to continued growth at large distributors the Company serves.

        Office furniture sales were down by low single digits, compared with the prior year quarter. These results continue to reflect slower customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of continued weak macroeconomic conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

        Sales of traditional office products experienced a decline in the mid-single digits versus the prior year quarter. Consumption of discretionary office products remains stagnant within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and systematic cost-reduction initiatives.

        Gross Profit and Gross Margin Rate.    (gross profit as a percent of net sales), compared with $135.7 million, or a gross margin rate of 14.6% in the prior year quarter.

        The Company experienced a slightly more favorable mix within product categories during the third quarter of 2003. However, gross margin continues to be negatively impacted by the shift in the Company's overall product sales mix, as customers continued to remain cautious and postpone higher margin, discretionary purchases, such as furniture, and ordered primarily lower margin, commodity business products essential for their companies. As a result, file margin (invoice price less current cost) rate declined approximately 0.7 percentage points versus the third quarter of last year. However, file margin was partially offset by a 0.7 percentage point increase in manufacturers' allowances as a result of achieving volume hurdles due to higher inventory purchases and enhancements to supplier programs and the unfavorable margin impact resulting from damaged inventory declined by 0.3 percentage points during the third quarter of 2003. In addition to changes in product sales mix, gross margin for the third quarter of 2003 was benefited, in part, from an inventory purchase at favorable prices. A significant amount of such inventory was sold during the third quarter of 2003.

        Operating Expenses.    Operating expenses for the third quarter of 2003 were $105 million, or 10.7% of sales, compared with $100.4 million, or 10.8% of sales, in the same three-month period last year. During the third quarter of 2003, the Company reduced lower payroll expense (0.3 percentage points), compared with last year.

        Income from Operations.    Income from operations for the three months ended September 30, 2003 was $40.8 million, or 4.2% of sales, compared with $35.3 million, or 3.8% of sales, for the same three-month period in 2002.

        Interest Expense, net.    Net interest expense for the third quarter of 2003 totaled $0.8 million, compared with $4.1 million in the same period last year. This decline reflects savings due to the redemption of the 8.375% Notes financed primarily through the Company's lower-cost Receivables Securitization Program.

        Other Expense, net.    Net other expense for the three months ended September 30, 2003 totaled $2.4 million compared with $0.8 million for the same three-month period last year. Net other expense for the three months ended September 30, 2003 includes $1.3 million related to the write-down of certain assets held for sale, $1.0 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below) and a net loss of $0.1 million from the disposition of property, plant and equipment.

        Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle.    Income before income taxes and cumulative effect of a change in accounting principle totaled $37.6 million for the third quarter of 2003, compared with $30.3 million for the third quarter of last year.

        Income Taxes.    Income tax expense totaled $14.3 million in the third quarter of 2003, compared with $11.4 million during the third quarter of 2002. The Company's effective tax rate for the third quarter of 2003 and 2002 was 38.0% and 37.5%, respectively.

        Net Income.    For the three months ended September 30, 2003, the Company recorded net income of $23.3 million, or $0.69 per diluted share, compared with net income of $18.9 million, or $0.57 per diluted share for the same period in 2002.

Results of Operations—Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

        Net Sales.    Net sales for the first nine months of 2003 were $2.9 billion, up 4.6% compared with sales of $2.8 billion for the same nine-month period in 2002.

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

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the nine months ended September 30, 2003 was $418.8 million, or a gross margin rate of 14.4% (gross profit as a percent of net sales), compared with $411.3 million, or a gross margin rate of 14.8%, for the same period in 2002. See "Gross Profit and Gross Margin Rate" under "Results of Operations—Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002" for further description of these trends.

        Operating Expenses.    Operating expenses during the nine-month period ended September 30, 2003 totaled $310.7 million, or 10.7% of sales, compared with $302.8 million, or 10.9% of sales, in the same period last year. The nine-month period ended September 30, 2002 includes a favorable adjustment of $2.4 million, or 0.1% of net sales, related to a partial reversal of the restructuring charge recorded in the third quarter of 2001.

        Income from Operations.    Income from operations for the nine months ended September 30, 2003 was $108.1 million, or 3.7% of sales, compared with $108.4 million, or 3.9% of sales, for the same nine-month period in 2002. Income from operations for the nine months ended September 30, 2002 includes a favorable adjustment of $2.4 million, related to a partial reversal of the restructuring charge recorded in the third quarter of 2001.

        Interest Expense, net.    Net interest expense for the first nine months of 2003 totaled $5.5 million, compared with $12.7 million in the same period last year. This decline reflects savings due to the redemption of the Company's 8.375% Notes financed primarily through the Company's lower-cost Receivables Securitization Program.

        Loss on Early Retirement of Debt.    As a result of the redemption of the 8.375% Notes and replacement of the Company's Credit Agreement, the Company recorded a loss on early retirement of debt totaling $6.7 million, of which $5.9 million was associated with the redemption of the Notes and

$0.8 related to the write-off of deferred financing costs associated with replacing the Credit Agreement (see Note 6 to the Condensed Consolidated Financial Statements). No such loss was recorded in 2002.

        Other Expense, net.    Net other expense for the first nine months of 2003 totaled $3.6 million, compared with $1.6 million for the same nine-month period last year. Net other expense for the nine months ended September 30, 2003 includes $1.3 million related to the write-down of certain assets held for sale and $2.7 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below), offset by a $0.4 million net gain on the disposition of plant, property and equipment.

        Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle.    Income before income taxes and cumulative effect of a change in accounting principle totaled $92.2 million for the nine months ended September 30, 2003, compared with $94.1 for the same period last year.

        Income Taxes.    Income tax expense totaled $35.1 million in the nine months ended September 30, 2003, compared with $35.3 million during the first nine months of 2002. The Company's effective tax rate for the nine months ended September 30, 2003 and 2002 was 38.0% and 37.5%, respectively.

        Cumulative Effect of a Change in Accounting Principle.    Cumulative effect of a change in accounting principle was $6.1 million, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2 to the Condensed Consolidated Financial Statements). No such charge was recorded in 2002.

        Net Income.    For the nine months ended September 30, 2003, the Company recorded net income of $51.1 million, or $1.54 per diluted share, compared with net income of $58.8 million, or $1.73 per diluted share, for the same period in 2002. Net income for the nine months ended September 30, 2003 includes an after-tax charge of $4.2 million, or $0.13 per diluted share related to the early retirement of debt, and an after-tax charge of $6.1 million, or $0.19 per diluted share, related to the cumulative effect of a change in accounting principle. Net income for the nine months ended September 30, 2002 includes a favorable after-tax adjustment of $1.5 million, or $0.04 per diluted share, related to a partial reversal of the restructuring charge recorded in 2001.

Liquidity and Capital Resources

General

        United is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and cash from borrowings by USSC. Restrictive covenants in USSC's debt agreements restrict USSC's ability to pay cash dividends and make other distributions to United. In addition, the right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC. The Company's outstanding debt under Generally Accepted Accounting Principles ("GAAP"), together with funds generated from the sale of receivables under the Company's off-balance sheet Receivables Securitization Program (also referred to below as "liquidity sources") consisted of the following amounts (in thousands):

	As of September 30, 2003	As of December 31, 2002
Tranche A term loan, due in installments until March 31, 2004	$—	$18,251
Tranche A-1 term loan, due in installments until June 30, 2005	—	78,125
8.375% Senior Subordinated Notes, due April 15, 2008	—	100,000
Industrial development bonds, at market-based interest rates, maturing at various dates through 2011	6,800	6,800
Industrial development bonds, at 66% to 78% of prime, maturing at various dates through 2004	—	8,000
Other long-term debt	57	73

Total debt under GAAP	6,857	211,249
Receivables Securitization (liquidity sources)(1)	189,900	105,000

Total outstanding debt under GAAP and liquidity sources	196,757	316,249
Stockholders' equity under GAAP	644,711	558,884

Total capitalization	$841,468	$875,133

Debt-to-total capitalization ratio	23.4%	36.1%

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

        During the nine months ended September 30, 2003, the Company utilized cash flow to reduce debt. The Company reduced total debt and accounts receivable sold by $119.5 million during the first nine months of 2003. At September 30, 2003, the Company's debt-to-total capitalization ratio (adjusted from the GAAP total debt amount to add the receivables then sold under the Company's Receivables Securitization Program as debt) was 23.4%, compared to 36.1% at December 31, 2002.

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

        Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at September 30, 2003, is summarized below:

Availability ($ in millions)
Funded debt	$6.8
Accounts receivable sold	189.9

Total utilized financing		$196.7
Revolving Credit Facility availability	261.0
Availability under the Receivables Securitization Program	35.1

Total unutilized		296.1

Total available financing, before restrictions		492.8
Restrictive covenant limitation		44.3

Total available financing at September 30, 2003		$448.5

        Restrictive covenants under the New Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. At September 30, 2003, total funding from debt and the sale of accounts receivable was effectively limited by the leverage ratio covenant in the Company's New Credit Agreement to nearly $449 million, or approximately $44 million less than the $493 million total then available under the Company's facilities, as shown above.

        The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

New Credit Agreement

        In March 2003, the Company replaced its then existing senior secured credit facility (the "Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "New Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The New Credit Agreement provides for a revolving credit facility with an aggregate committed amount of $275 million. USSC may, upon the terms and conditions of the New Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.

        The New Credit Agreement provides for the issuance of letters of credit for amounts totaling up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate principal amount not to exceed $25 million at any one time outstanding. These amounts, as sublimits, do not increase the aggregate committed principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability. The revolving credit facility matures on March 21, 2008.

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

8.375% Senior Subordinated Notes and Other Debt

        As previously announced, on April 28, 2003, the Company redeemed the entire $100 million outstanding principal amount of its 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. In connection with the redemption of the Notes, the Company recorded a pre-tax cash charge of $4.2 million and $1.7 million relating to the write-off of associated deferred financing costs in the second quarter of 2003.

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

Financial Statement Presentation

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. At September 30, 2003, the Company sold $189.9 million of trade accounts receivable, compared with $105 million at December 31, 2002.

Accordingly, trade accounts receivable of $189.9 million as of September 30, 2003 and $105 million as of December 31, 2002 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

        The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this facility vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during the nine months ended September 30, 2003 ranged between .93% and 1.6%.. Losses recognized on the sale of accounts receivable totaled approximately $2.7 million and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively. Proceeds from the collections under this revolving agreement were $2.6 billion for the nine months ended September 30, 2003, compared with $2.2 billion for the same period in 2002. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption "Other Expense, net."

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $352.1 million and $296.6 million of trade receivables in the master trust as of September 30, 2003 and December 31, 2002 was $162.2 million and $191.6 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption "Retained interest in receivables sold, net."

        The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust that were written off during the nine months ended September 30, 2003 or 2002 were not material.

Cash Flow

        Cash flows for the Company for the nine months ended September 30, 2003 and 2002 are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2003	2002
Net cash provided by operating activities	$185,632	$63,699
Net cash used in investing activities	(5,951)	(15,374)
Net cash used in financing activities	(179,889)	(57,886)

        Net cash provided by operating activities for the nine months ended September 30, 2003 was $185.6 million. This includes $51.1 million of net income, a $53.8 million reduction in inventory, a $29.5 million decline in the Company's retained interest in receivables sold, higher accounts payable by $20.5 million, an increase of $16.9 million in deferred credits, an $8.3 million increase in accrued liabilities, $22.1 million of depreciation and amortization, a $6.1 million non-cash charge for a cumulative effect of a change in accounting principle (see Note 2 to the Condensed Consolidated Financial Statements), an increase in deferred taxes of $3.5 million, $1.3 million related to the write-down of certain assets held for sale and $3.1 million in amortization of capitalized financing costs, partially offset by a $22.7 million increase in accounts receivable, a $7.0 million increase in other assets, $0.4 million related to the gain on disposition of plant, property and equipment and a $0.5 million decline in other liabilities. Net cash provided by operating activities for the nine months ended September 30, 2002 was $63.7 million. This includes $58.8 million in net income, a $57.2 million decrease in accounts receivable, a $49.3 million decline in inventory, a decrease of $20.9 million in deferred credits, an increase of $4.9 million in accrued liabilities, an increase in deferred taxes of $2.8 million, $25.5 million of depreciation and amortization and $0.9 million in amortization of capitalized financing costs, partially offset by a $121.3 million increase in the Company's retained interest in receivables sold, a decrease in accounts payable of $31.4 million and a $3.5 million decline in other liabilities.

        Net cash used in investing activities for the nine months ended September 30, 2003 was $6.0 million, related to capital expenditures of $9.6 million, offset by proceeds of approximately $3.6 million primarily from the sale of the Company's Milwaukee and Charlotte distribution centers during the second quarter of 2003. Net cash used in investing activities for the nine months ended September 30, 2002 was $15.4 million, including $19.6 million for capital expenditures, offset by $4.2 million of proceeds from the sale of assets primarily related to CallCenter Services and a distribution center.

        Funding for gross capital expenditures was $9.6 million for the first nine months of 2003, compared to $19.6 million during the same period in 2002. For the nine months ended September 30, 2003, capitalized software costs totaled $1.7 million, compared to $4.8 million during the first nine months of 2002. Proceeds from the disposition of property, plant and equipment totaled $3.6 million for the nine months ended September 30, 2003, compared to $4.2 million for the same nine-month period in 2002. As a result, net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) were $6.0 million for the first nine months of 2003, compared to $15.4 million during the same period in 2002. Net capital spending (net capital expenditures plus capitalized software costs) was $7.7 million and $20.2 million for the first nine months of 2003 and 2002, respectively. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. The Company expects net capital spending for all of 2003 to be in the range of $15 million to $20 million.

        Net capital spending is provided as an additional measure of investing activities. The most directly comparable financial measure calculated and presented in accordance with GAAP is net capital expenditures (as defined). Under GAAP, net capital expenditures are required to be included on the cash flow statement under the caption "Net Cash Used in Investing Activities." The Company's accounting policy is to include capitalized software (system costs) in "Other Assets." GAAP requires that "Other Assets" be included on the cash flow statements under the caption "Net Cash Provided by Operating Activities. Internally, the Company measures cash used in investing activities including capitalized software. A reconciliation of this non-GAAP measure is provided as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net Capital Spending (in millions):
Capital expenditures	$4.3	$9.3	$9.6	$19.6
Proceeds from the disposition of property, plant and equipment	—	—	(3.6)	(4.2)

Net capital expenditures	4.3	9.3	6.0	15.4
Capitalized software	0.4	1.3	1.7	4.8

Net capital spending	$4.7	$10.6	$7.7	$20.2

        Net cash used in financing activities for the nine months ended September 30, 2003 was $179.9 million, including $204.4 million of principal payments and retirements of debt including amounts outstanding under the Company's Credit Agreement, redemption of the Notes and an outstanding industrial development bond, and $5.0 million for payment of withholding tax related to stock option exercises, partially offset by $29.5 million of proceeds from the issuance of treasury stock upon the exercise of stock options under the Company's equity compensation plans. Net cash used in financing activities for the nine months ended September 30, 2002 was $57.9 million, including $34.0 million of payments on the Company's Credit Agreement, $38.3 million for the acquisition of treasury stock through the Company's share repurchase program and $0.7 million for payment of withholding tax related to stock option exercises, offset by $10 million in net borrowings under the Company's Revolving Credit Facility and $5.1 million of proceeds from the issuance of treasury stock upon the exercise of stock options under the Company's equity compensation plans.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

        The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at September 30, 2003 of $6.9 million, $189.9 million of receivables sold under the Receivables Securitization Program and the Company's $162.2 million retained interest in the master trust (as defined above).

        The Company has historically used both fixed-rate and variable or short-term rate debt. At September 30, 2003, 100% of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime or London InterBank Offered Rate ("LIBOR"). The prevailing prime interest rate was 4.0% at September 30, 2003 and the LIBOR rate as of September 30, 2003 was approximately 1.3%. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.0 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

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

ITEM 4.    CONTROLS AND PROCEDURES.

(a)
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation, with the participation of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

(b)
There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

    The list of exhibits filed with or incorporated by reference into this report is contained in the Index to Exhibits to this report on page 34, which is incorporated herein by reference.

  (b)
  Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the third quarter of 2003:

    •
    The Company filed a Current Report on Form 8-K on July 24, 2003, reporting under Item 9 the Company's financial results for the second quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. (Registrant)
Date: November 12, 2003	/s/ KATHLEEN S. DVORAK
Kathleen S. Dvorak Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter regarding unaudited interim financial information
15.2	Letter regarding unaudited interim financial information
31.1	Certification of Chief Executive Officer, dated as of November 12, 2003, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, dated as of November 12, 2003, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, dated as of November 12, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, dated as of November 12, 2003, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO EXHIBITS