Form 10-K
period 2003-12-31
UNITED STATIONERS INC
filed 2004-03-15
CIK 355999

Use these links to rapidly review the document
TABLE OF CONTENTS

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
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

Common Stock, $0.10 par value per share
(Title of Class)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes  ☒     No  ☐

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2003 was approximately $1,155,403,847.

On March 8, 2004, United Stationers Inc. had 33,923,155 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.
FORM 10-K
For The Year Ended December 31, 2003

PART I

ITEM 1. BUSINESS.

General

With 2003 net sales of $3.8 billion, United Stationers Inc. ("United") is North America's largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers. United markets its products and services in the U.S., Canada and Mexico through its United Stationers, Azerty and Lagasse divisions and subsidiaries.

United was incorporated in 1981 under the laws of the State of Delaware. United's operating company and its only direct wholly owned subsidiary is United Stationers Supply Co. ("USSC"), which was incorporated in 1922 under the laws of the State of Illinois. Except where the context otherwise requires, the term "Company" refers to United and its consolidated subsidiaries, including USSC.

Products

The Company distributes more than 40,000 stockkeeping units ("SKUs"), which currently are classified into five categories:

 Computer Consumables.    The Company is one of the largest wholesale distributors of computer supplies and peripherals in North America. It offers almost 9,000 items to value-added computer resellers, office products dealers, drug stores and grocery chains. Computer consumables accounted for approximately 41% of the Company's 2003 net sales.

 Traditional Office Products.    Traditional office products accounted for approximately 25% of the Company's net sales for 2003. The Company is the largest national wholesale distributor of a broad line of office supplies, including such items as writing instruments, paper products, organizers, calendars and general office accessories. The Company offers approximately 20,000 brand-name products as well as its own private brand products.

 Office Furniture.    The Company is the largest national office furniture wholesaler. It currently offers more than 4,000 items—such as leather chairs, wooden and steel desks and computer furniture—from more than 60 different manufacturers. This product group accounted for approximately 11% of the Company's 2003 net sales.

 Janitorial/Sanitation Supplies.    The Company is the largest national wholesaler of janitorial and sanitation supplies in North America. It offers over 5,000 items in these major categories: janitorial and sanitation supplies, safety and security items, and shipping and mailing supplies. Janitorial/Sanitation accounted for approximately 11% of the Company's net sales during 2003.

 Business Machines and Presentation Products.    The Company is a leading wholesale distributor of business machines—from calculators to telephones—as well as presentation products and supplies. This product class accounted for approximately 9% of the Company's 2003 net sales.

The remaining 3% of the Company's net sales for 2003 were derived from miscellaneous revenue.

For more information on revenue by product category, see Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Customers

The Company's more than 15,000 customers include independent office products dealers and contract stationers, national mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, and e-commerce merchants. Of its 15,000 customers, no single customer accounted for more than 6.5% of the Company's net sales in 2003.

Independent resellers contributed about 80% of United's revenues in 2003. The Company provides these customers with specialized services designed to aid them in achieving efficiencies and eliminating costs in their overall operations.

Marketing and Customer Support

The products distributed by the Company generally are available to its customers at similar prices from many other sources. Most customers purchase their products from more than one source. To differentiate itself from its competition, the Company focuses its marketing efforts on providing value-added services to resellers. These include product breadth and in-stock availability, high-quality customer service, and national distribution capabilities that enable same-day or overnight delivery. United's marketing programs emphasize two other major components. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers. These catalogs usually are custom printed with each reseller's name and then sold to these resellers who, in turn, distribute the catalogs to their customers. Second, the Company provides its resellers with a variety of dealer support and marketing services. These services are designed to help resellers differentiate themselves from their competitors by addressing the needs of the end-user's procurement process.

Nearly all of the Company's 40,000 SKUs are sold through its comprehensive annual general line catalog (available in both print and electronic versions) and semi-annual specialty catalogs. Promotional catalogs are typically produced quarterly.

The Company also produces separate quarterly flyers covering the majority of its product categories, including Universal® private brand products. Catalogs provide product exposure to end-consumers and generate demand; therefore the Company tries to maximize the distribution of its catalogs by offering various incentives to resellers, which resellers can use to offset the cost of the catalogs.

Resellers can place orders with the Company through the Internet, by phone, fax, e-mail and through a variety of electronic order entry systems. Use of electronic order entry systems allow the reseller to forward its customers' orders directly to the Company, resulting in the delivery of pre-sold products to the reseller. In 2003, the Company received approximately 80% of its orders electronically.

The Company employs a sales force of approximately 240 field salespeople, 160 tele-salespeople and approximately 400 customer care representatives in support of its sales, marketing and customer service activities. The Company's sales force tailors its service offerings to optimally serve the customer's needs and reduce costs.

Distribution

USSC has a network of 35 business products regional distribution centers located in 24 states. Most of these centers carry the Company's complete offering of business products. The Company's 24 Lagasse distribution centers carry a comprehensive line of janitorial and sanitation supplies. The Company also operates two distribution centers in Mexico that serve computer supply resellers and two Azerty distribution centers that serve the Canadian marketplace. United's domestic operations account for $3.5 billion and its foreign operations account for $0.3 billion of its total net sales of $3.8 billion.

The Company supplements its regional distribution centers with 20 local distribution points throughout the United States, which serve as re-distribution points for orders filled at the regional distribution centers. The Company uses a dedicated fleet of more than 400 trucks, most of which are contracted for by the Company, to enable direct delivery to resellers from the regional distribution centers and local distribution points.

The Company enhances its distribution capabilities through a proprietary computerized inventory locator system. If a reseller places an order for an item that is out of stock at the nearest distribution center, the system has the capability to search for it at other nearby distribution centers. If the item is available at another location, the system automatically forwards the order back to the primary facility. The alternate location coordinates shipping with the primary facility and, for the majority of resellers, provides a single on-time delivery of all items. The system effectively gives the Company added inventory support while minimizing working capital requirements. This means the Company can provide higher service levels to the reseller, reduce back orders and minimize time spent searching for merchandise substitutes. All of these factors contribute to a high order fill rate and efficient levels of inventory. In order to meet the Company's delivery commitments and to maintain a high order fill rate, the Company carries a significant amount of inventory, which contributes to its overall working capital requirements.

The "wrap and label" program is another service the Company offers to its resellers. This gives resellers the option to receive individually packaged orders customized to meet the needs of their specific customer. For example, when a reseller receives orders for several individual consumers, the Company can group and wrap the orders separately, identifying each specific consumer, so that the reseller need only deliver the already individualized packages. Resellers like the "wrap and label" program because it eliminates the need to break down bulk shipments and repackage orders before delivery.

Purchasing and Merchandising

As the largest wholesale business products distributor in North America, the Company's merchandising strategy is to offer a broad product selection. The Company obtains products from over 400 manufacturers. As a result of its purchasing volume, United qualifies for substantial volume allowances and can realize significant economies of scale in its logistics and distribution activities. In 2003, the Company's largest supplier was Hewlett Packard, representing approximately 24% of the Company's aggregate purchases. The Company's centralized Merchandising Department is responsible for selecting, purchasing and pricing merchandise as well as managing the entire supplier relationship. Product selection is based upon end-user acceptance, anticipated demand for the product and the manufacturer's total service, price and product quality. The Company has recently introduced its Preferred Supplier Program, which is designed to strengthen supplier relationships by developing product category strategies to reduce overall supply chain costs.

Competition

The Company competes with office products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, computer consumables and janitorial and sanitation supplies. In most cases, competition is based primarily upon net pricing, minimum order quantity, speed of delivery, and value-added marketing and logistics services.

United competes with manufacturers who often sell their products directly to resellers and may offer lower prices. The Company believes it provides an attractive alternative to manufacturer direct purchases by offering a combination of value-added services, including 1) marketing and catalog programs; 2) same-day and next-day delivery; 3) a broad line of business products from multiple manufacturers on a "one-stop shop" basis; and 4) lower minimum order quantities.

Competition with other wholesalers is based primarily on breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers, and quality of marketing and other value-added services. The Company competes with local and regional office products wholesalers who typically offer limited product lines as well as one national broad line office products competitor. In addition, the Company competes with various national distributors of computer consumables.

Competition in the office products industry amplifies price awareness among end users. As a result, purchasers of commodity office products appear increasingly more price sensitive. The Company has addressed this by emphasizing to resellers the continuing advantages of its value-added services and competitive strengths (compared with those of manufacturers and other wholesalers).

Employees

As of March 8, 2004, the Company employed approximately 5,700 people.

Management considers its relations with employees to be good. Approximately 800 of the shipping, warehouse and maintenance employees at certain of the Company's Philadelphia, Baltimore, Los Angeles and New York City facilities are covered by collective bargaining agreements. Agreements with employees in Philadelphia and Los Angeles will expire on June 30, 2004 and August 31, 2004, respectively. The other agreements expire at various times during the next three years. The Company has not experienced any work stoppages during the past five years.

Availability of the Company's Reports

The Company's Internet Web site address is www.unitedstationers.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. You may request a copy of these filings (excluding exhibits) at no cost by contacting the Investor Relations Department at:

United Stationers Inc. Attn: Investor Relations Department 2200 East Golf Road Des Plaines, IL 60016-1267 Telephone: (847) 699-5000 Fax: (847) 699-4716 E-mail: IR@ussco.com

ITEM 2. PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company continually evaluates its properties to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's debt agreements (see the information under the caption "Liquidity and Capital Resources" included below under Item 7). As of December 31, 2003, these properties consisted of the following:

 Executive Offices.    The Company owns its approximately 184,000 square foot headquarters office in Des Plaines, Illinois. In addition, it leases approximately 48,000 square feet of additional office space in Des Plaines, Illinois and Mt. Prospect, Illinois. The Company also owns approximately 48,000 square feet of office space in Orchard Park, New York. The Company's Canadian division leases approximately 17,000 square feet of office space in Montreal, Quebec. In addition, the Company leases approximately 22,000 square feet of office space in Harahan, Louisiana and approximately 6,000 square feet of office space in Metarie, Louisiana.

 Distribution Centers.    The Company utilizes approximately 11 million square feet of warehouse space. USSC has 35 business products distribution centers located throughout the United States. The Company maintains 24 Lagasse janitorial and sanitation supply distribution centers in the United States, two distribution centers in Mexico that serve computer supply resellers and two Azerty distribution centers that serve the Canadian marketplace. Of the 11 million square feet of distribution center space, three million square feet are owned and eight million square feet are leased. In addition, the Company has two distribution centers available for sale, which consist of approximately 420,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceedings that management expects will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 54, President and Chief Executive Officer	Richard W. Gochnauer became the Company's President and Chief Executive Officer in December 2002, after joining the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined the Company, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately held food company that manufactures and distributes food and paper products. Prior to that, he served as Executive Vice President of the Dial Corporation, with responsibility for its Household and Laundry Consumer Products businesses. Mr. Gochnauer also served as President of the Stella Cheese Company, then a division of Universal Foods, and as President of the International Division of Schreiber Foods, Inc.
S. David Bent 43, Senior Vice President and Chief Information Officer
S. David Bent joined the Company as its Senior Vice President and Chief Information Officer in May 2003. From August 2000 until such time, Mr. Bent served as the Corporate Vice President and Chief Information Officer of Acterna Corporation, a multi-national telecommunications test equipment and services company, and also served as General Manager of its Software Division from October 2002. Previously, he spent 18 years with the Ford Motor Company. During his Ford tenure, Mr. Bent most recently served during 1999 and 2000 as the Chief Information Officer of Visteon Automotive Systems, a tier one automotive supplier, and from 1998 through 1999 as its Director, Enterprise Processes and Systems.
Ronald C. Berg 44, Senior Vice President, Inventory Management and Facility Support
Ronald C. Berg has been the Senior Vice President, Inventory Management and Facility Support, of the Company since October 2001. He had served previously as the Company's Vice President, Inventory Management, since 1997, and as a Director, Inventory Management, since 1994. He began his career with the Company in 1987 as an Inventory Rebuyer, and spent several years thereafter in various product and furniture or general inventory management positions. Prior to joining the Company, Mr. Berg managed Solar Cine Products, Inc., a family-owned, photographic equipment business.
Brian S. Cooper 47, Senior Vice President and Treasurer
Brian S. Cooper has served as the Company's Senior Vice President and Treasurer since February 2001. From 1997 until he joined the Company, he was the Treasurer of Burns International Services Corporation, a provider of physical security systems and services. Prior to that time, Mr. Cooper spent twelve years in U.S. and international finance assignments with Amoco Corporation, a global petroleum and chemicals company. He also held the position of Chief Financial Officer for Amoco's operations in Norway.

Kathleen S. Dvorak 47, Senior Vice President and Chief Financial Officer
Kathleen S. Dvorak has been the Company's Senior Vice President and Chief Financial Officer since October 2001. In that role, she oversees the Company's financial planning, accounting, treasury and investor relations activities and serves as its primary liaison to the financial/investor community. Ms. Dvorak previously served as the Senior Vice President of Investor Relations and Financial Administration from October 2000, and as Vice President, Investor Relations, from July 1997. Ms. Dvorak has been with the Company since 1982, and has been involved in various aspects of the financial function at the Company for the past 20 years.
James K. Fahey 53, Senior Vice President, Merchandising
James K. Fahey is the Company's Senior Vice President, Merchandising, with responsibility for product management and merchandising, vendor logistics and advertising services. From September 1992 until he assumed that position in October 1998, Mr. Fahey served as Vice President, Merchandising of the Company. Prior to that time, he served as the Company's Director of Merchandising. Before he joined the Company in 1991, Mr. Fahey had an extensive career in both retail and consumer direct-response marketing.
Deidra D. Gold 49, Senior Vice President, General Counsel and Secretary
Deidra D. Gold has served as the Company's Senior Vice President, General Counsel and Secretary since November 2001. She was Vice President and General Counsel of eLoyalty Corporation, an IT consulting services and systems integration company, from 2000 until such time, and Counsel and Corporate Secretary of Ameritech Corporation, a communications company, from early 1998 through the end of 1999, following its acquisition. Prior to such time, she was a partner in the law firms of Goldberg, Kohn and Jones, Day, Reavis & Pogue and served as Vice President and General Counsel of Premier Industrial (renamed Premier Farnell) Corporation, a wholesale distributor of electronic and industrial products.
Mark J. Hampton 50, Senior Vice President, Marketing
Mark J. Hampton is the Company's Senior Vice President, Marketing, with responsibility for marketing and category management activities. He previously served as Senior Vice President, Marketing and Field Support Services, from late 2001 until early 2003, Senior Vice President, Marketing, and President and Chief Operating Officer of The Order People Company, during 2001 and Senior Vice President, Marketing, from October 2000. Mr. Hampton began his career with the Company in 1980 and left the Company to work in the office products dealer community in 1991. Upon his return to the Company in 1992, he served as Midwest Regional Vice President, Vice President and General Manager of the Company's MicroUnited division and, from 1994, Vice President, Marketing.

Jeffrey G. Howard 48, Senior Vice President, National Accounts and New Business Development
Jeffrey G. Howard has served as the Company's Senior Vice President, National Accounts and New Business Development, since early 2003. From October 2001 until such time, he was Senior Vice President, Sales and Customer Support Services. Mr. Howard previously held the positions of Senior Vice President, National Accounts, from late 2000 and Vice President, National Accounts, from 1994. He joined the Company in 1990 as General Manager of its Los Angeles distribution center, and was promoted to Western Region Vice President in 1992. Mr. Howard began his career in the office products industry in 1973 with Boorum & Pease Company, which was acquired by Esselte Pendaflex in 1985.
P. Cody Phipps 42, Senior Vice President, Operations
P. Cody Phipps joined the Company in August 2003 as its Senior Vice President, Operations. Prior to joining the Company, Mr. Phipps was a partner at McKinsey & Company, Inc., a global management consulting firm, which he joined in 1990. During his tenure at McKinsey, he became a leader in the firm's North American Operations Effectiveness Practice and co-founded and led its Service Strategy and Operations Initiative, which focused on driving significant operational improvements in complex service and logistics environments. Prior to joining McKinsey, Mr. Phipps worked as a consultant with The Information Consulting Group, a systems consulting firm, and as an IBM account marketing representative.
Stephen A. Schultz 37, President, Lagasse, Inc. and Vice President, Category Management, Janitorial/Sanitation
Stephen A. Schultz is the President of Lagasse, Inc., a wholly owned subsidiary of the Company, a position he has held since August 2001. In October 2003, he assumed the additional position of Vice President, Category Management—Janitorial/Sanitation, of the Company. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development, and became a Senior Vice President of Lagasse in late 2000. Before joining Lagasse, he served for nearly 10 years in various executive sales and marketing roles for Hospital Specialty Company, a manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.
John T. Sloan 52, Senior Vice President, Human Resources
John T. Sloan has been the Company's Senior Vice President, Human Resources since January 2002. Before he joined the Company, Mr. Sloan held various human resources management positions with Sears, Roebuck & Co., a retailer of apparel, home and automotive products and services, serving most recently as its Executive Vice President, Human Resources, from early 1998 through the end of 2000. Previously, he served in various senior human resource and administrative management positions with The Tribune Company, a media company, and various divisions within Philip Morris Incorporated, including The Seven-Up Company.

Joseph R. Templet 57, Senior Vice President, Field Sales
Joseph R. Templet has served as Senior Vice President, Field Sales, since early 2003. From October 2001 until such time, Mr. Templet was the Company's Senior Vice President, Field Sales and Operations. He previously served as the Company's Senior Vice President, South Region, from October 2000, and Vice President, South Region, from 1992. Mr. Templet joined the Company in 1985 and thereafter held various managerial positions, including Vice President, Central Region, and Vice President, Marketing and Corporate Sales. Prior to joining the Company, Mr. Templet held sales and sales management positions with the Parker Pen Company, Polaroid Corporation and Procter & Gamble.

Executive officers are elected by the Board of Directors. Except as required by individual employment agreements between executive officers and the Company, there exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his or her successor is appointed and qualified or until his or her earlier removal or resignation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

 The Company's common stock is quoted through The NASDAQ Stock Market® ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for the Company's common stock as reported by NASDAQ:

	High	Low
2003
First Quarter	$27.36	$18.00
Second Quarter	35.83	21.45
Third Quarter	41.30	35.67
Fourth Quarter	42.37	37.21
2002
First Quarter	$42.40	$33.35
Second Quarter	41.28	29.57
Third Quarter	30.43	23.60
Fourth Quarter	32.83	25.69

On March 8, 2004, there were approximately 757 holders of record of common stock.

The Company did not repurchase any of its common stock during 2003, compared with repurchases of 1.4 million shares at a cost of $38.3 million during 2002. As of December 31, 2003, the Company had authority from its Board of Directors and is permitted under its debt agreements to repurchase up to $27 million of its common stock. For further information on the Company's stock repurchases, see Note 1 to the Consolidated Financial Statements.

Dividends

 The Company's policy has been to reinvest earnings to enhance its financial flexibility and to fund future growth. Accordingly, the Company has not paid cash dividends and has no plans to declare cash dividends on its common stock at this time. Furthermore, as a holding company, United's ability to pay cash dividends in the future depends upon the receipt of dividends or other payments from its operating subsidiary, USSC. The Company's debt agreements impose restrictions on the payment of dividends. For further information on the Company's debt agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

 The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected consolidated financial data of the Company for the years ended December 31, 1999 through 2003 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data:
Net sales	$3,847,722	$3,701,564	$3,925,936	$3,944,862	$3,442,696
Cost of goods sold	3,287,189	3,163,589	3,306,143	3,301,018	2,878,539

Gross profit	560,533	537,975	619,793	643,844	564,157
Operating expenses:
Warehousing, marketing and administrative expenses	414,917	415,980	444,434	435,809	377,055
Goodwill amortization(1)	—	—	5,701	5,489	4,908
Restructuring and other charges, net(2)(3)	—	6,510	47,603	—	—

Total operating expenses	414,917	422,490	497,738	441,298	381,963

Income from operations	145,616	115,485	122,055	202,546	182,194
Interest expense	(6,816)	(16,860)	(25,872)	(30,171)	(30,044)
Interest income	324	165	2,079	2,942	849
Loss on early retirement of debt(4)(5)	(6,693)	—	—	(10,724)	—
Other expense, net(6)	(4,826)	(2,421)	(4,621)	(11,201)	(9,432)

Income before income taxes and cumulative effect of a change in accounting principle	127,605	96,369	93,641	153,392	143,567
Income tax expense	48,495	36,141	36,663	61,225	60,158

Income before cumulative effect of a change in accounting principle	79,110	60,228	56,978	92,167	83,409
Cumulative effect of a change in accounting principle(7)	(6,108)	—	—	—	—

Net income	$73,002	$60,228	$56,978	$92,167	$83,409

Net income per share—basic:
Income before cumulative effect of a change in accounting principle	$2.39	$1.81	$1.70	$2.70	$2.40
Cumulative effect of a change in accounting principle	(0.19)	—	—	—	—

Net income per common share—basic	$2.20	$1.81	$1.70	$2.70	$2.40

Net income per share—diluted:
Income before cumulative effect of a change in accounting principle	$2.37	$1.78	$1.68	$2.65	$2.37
Cumulative effect of a change in accounting principle	(0.19)	—	—	—	—

Net income per common share—diluted	$2.18	$1.78	$1.68	$2.65	$2.37

Cash dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital(8)	$386,868	$400,587	$412,766	$495,456	$415,548
Total assets(8)	1,295,010	1,349,229	1,380,587	1,481,417	1,311,236
Total debt and capital leases(9)	17,324	211,249	271,705	409,867	336,927
Total stockholders' equity	672,978	558,884	538,681	478,439	406,009
Statement of Cash Flows Data:
Net cash provided by operating activities	$167,667	$105,730	$191,156	$38,718	$53,581
Net cash used in investing activities	(10,931)	(23,039)	(46,327)	(83,534)	(26,011)
Net cash (used in) provided by financing activities	(164,416)	(93,917)	(135,783)	45,655	(27,615)
Other Data:
Pro forma amounts assuming the accounting change for EITF Issue No. 02-16:
Net income	$79,110	$58,862	$58,353	$91,784	$82,918
Earnings per share:
Basic	$2.39	$1.77	$1.74	$2.69	$2.39
Diluted	$2.37	$1.74	$1.72	$2.64	$2.36

(1)
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but tested at least annually for impairment. See Note 2 to the Consolidated Financial Statements.

(2)
In the first quarter of 2002, the Company reversed $2.4 million of the restructuring charge taken in the third quarter of 2001. In addition, the Company recorded restructuring and other charges of $8.9 million in the fourth quarter of 2002. See Note 3 to the Consolidated Financial Statements.

(3)
In the third quarter of 2001, the Company recorded a restructuring charge of $47.6 million. See Note 3 to the Consolidated Financial Statements.

(4)
During 2003, the Company redeemed its 8.375% Senior Subordinated Notes and replaced its Prior Credit Agreement (as defined) with the 2003 Credit Agreement (as defined). As a result, the Company recorded a loss on early retirement of debt totaling $6.7 million, of which $5.9 million was associated with the redemption of the 8.375% Senior Subordinated Notes and $0.8 million related to the write-off of deferred financing costs associated with replacing the Prior Credit Agreement. See Note 8 to the Consolidated Financial Statements.

(5)
During 2000, the Company recorded a charge of $10.7 million for the early retirement of the Company's 12.75% Senior Subordinated Notes.

(6)
Represents the loss on the sale of certain trade accounts receivable through the Company's Receivables Securitization Program (as defined) and certain gains or losses on the sale of capital assets. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program."

(7)
Effective January 1, 2003, the Company adopted EITF Issue No. 02-16. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.19 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications. See Note 2 to the Consolidated Financial Statements.

(8)
In accordance with Generally Accepted Accounting Principles ("GAAP"), total assets exclude $150.0 million in 2003, $105.0 million in 2002, $125.0 million in 2001, $150.0 million in 2000 and $160.0 million in 1999 of certain trade accounts receivable sold through the Company's Receivables Securitization Program. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program."

(9)
Total debt and capital leases include current maturities.

FORWARD LOOKING INFORMATION

 This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. These include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management's current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, but are not limited to:

  •
  the Company's ability to effectively manage its operations and to implement general cost-reduction initiatives;

  •
  the Company's reliance on key suppliers and the impact of fluctuations in their pricing;

  •
  variability in supplier allowances and promotional incentives payable to the Company based on inventory purchase volumes, attainment of supplier-established growth hurdles, and supplier participation in the Company's annual and quarterly catalogs and other marketing programs;

  •
  the impact of supplier allowances and promotional incentives on the Company's gross margin;

  •
  the Company's ability to anticipate and respond to changes in end-user demand;

  •
  the Company's ability to retain existing customers and attract new ones;

  •
  the impact of variability in customer demand on the Company's product offerings and sales mix and, in turn, on customer rebates payable, and supplier allowances earned, by the Company and on the Company's gross margin;

  •
  competitive activity and pricing pressures;

  •
  reliance on key management personnel;

  •
  acts of terrorism or war;

  •
  uncertainties surrounding the Sarbanes-Oxley Act of 2002 and potential new rulemaking by the Securities and Exchange Commission; and

  •
  prevailing economic conditions and changes affecting the business products industry and the general economy.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

 The Company is the largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers, with 2003 net sales of $3.8 billion. Through its national distribution network, the Company distributes its products to 15,000 resellers, who in turn sell directly to end-users. Products are distributed through computer-linked networks of 35 United Stationers Supply Company regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

The following is a summary of selected trends that are known, or expected, to have a significant impact on the Company's performance.

  •
  Continuing high unemployment has made sales growth challenging for the Company, particularly unemployment among the white-collar workers who comprise a significant part of the market served by the Company's reseller customers. To avoid or delay hiring additional employees, many companies are asking existing workers to become more productive, contributing to the "jobless recovery." Some companies are also using temporary workers or delaying hiring until they are certain an economic recovery will be sustained.

  •
  Computer consumables such as ink cartridges for printers became the Company's largest product category by sales volume in 2001 and contributed the majority of the increase in net sales in 2003 over 2002. The growth in this category is primarily attributable to office workers' increasing reliance on office technology. Sales in 2003 also benefited from the bankruptcy of a competitor in this product category. Computer consumables generally have lower gross margins than the Company's other product categories, although the associated operating costs are typically lower than operating costs for the other product categories distributed by the Company.

  •
  Budget constraints are limiting some companies' purchases to products that are critical to operating their businesses while deferring higher-margin discretionary purchases such as office furniture. This has put downward pressure on the Company's gross margin as a result of the shift in product mix.

  •
  Independent dealers account for a significant percentage of the Company's annual sales. Their continued viability and success are important to future sales and earnings growth. Independent dealers face significant challenges, including weak end-consumer demand as a result of macroeconomic pressures and increasing competition from existing national resellers. National resellers may have competitive advantages over independent dealers, such as greater economies of scale, bigger marketing and advertising budgets and larger retail and online presence and scope. Independent dealers typically compete with national resellers by providing value-added services.

  •
  The Company's gross margin has declined over the past several years. The annual gross margin percentage was essentially flat between 2003 and 2002. While the Company experienced a slightly higher gross margin exit rate at the end of 2003, this resulted primarily from increased vendor allowances, as well as some opportunistic inventory purchases and other influences that may not continue at the same level. Gross margin pressures are expected to continue.

Despite these challenges, in 2003 the Company increased its net sales, net income and operating cash flow over 2002 results. Several factors contributed to the Company's 2003 performance and will be important to its future results, including the following:

  •
  The Company continues to emphasize reducing costs and leveraging its existing infrastructure. In 2003, the Company launched its "War on Waste" to lower the Company's cost structure through initiatives such as reducing expenses associated with damaged merchandise and increasing vendor support. The 2004 "War on Waste" includes a review of the Company's stocking strategies and initiatives to improve productivity in support of overall supply chain efficiencies.

  •
  To offset the pressure on gross margin the Company is actively managing other components of gross margin, including customer rebate eligibility, credit memos, distressed merchandise, vendor terms and variable allowances, freight expense and freight recoveries, and inventory obsolescence and shrinkage.

  •
  The Company continues to develop new marketing programs to help its reseller customers attract, retain and increase sales to their customers.

  •
  In 2003, the Company launched a new category management initiative. The Company created separate category management teams for office products, technology products, office furniture, janitorial and sanitation products, and new and emerging products. The objective of the category management teams is to create and implement business strategies that meet the needs of suppliers, resellers and end-users.

  •
  The Company continues to benefit from improved working capital management. In 2003, this focus contributed to strong cash flow and a significant reduction in debt and other funding sources. While further improvements will likely be more challenging, the Company continues to closely monitor and minimize working capital requirements. The Company's solid financial position gives it the ability to reinvest in efforts that it believes afford the best opportunity to increase sales and earnings, including the initiatives described above.

Overview of Recent Results

 Sales for 2004 through this filing date were up slightly compared with the same period last year. While some indicators are showing signs of economic improvement, the "jobless recovery" appears to be restraining the Company's sales growth.

Critical Accounting Policies, Judgments and Estimates

 The Company's significant accounting policies are more fully described in Note 2 of the Consolidated Financial Statements. As described in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates. The Company believes that such differences would have to vary significantly from historical trends to have a material impact on the Company's financial results. Historically, actual results have not deviated significantly from estimates.

The Company's critical accounting policies are those that are important to portraying the Company's financial condition and results and require especially difficult, subjective or complex judgments or estimates by management. In most cases, critical accounting policies require management to make estimates on matters that are uncertain at the time the estimate is made. The basis for the estimates is historical experience, terms of existing contracts, observance of industry trends, information provided by customers or vendors, and information available from other outside sources, as appropriate. The most significant accounting policies and estimates inherent in the preparation of the Company's financial statements include the following:

Revenue Recognition

Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product-return trends and the gross margin associated with those returns. In determining estimates for future product returns, management must make certain estimates and judgments. The risk in the methodology used is the dependence on historical information for product returns and gross margins to record an estimate of future product returns. If actual product returns on current period sales differ from historical trends, the amounts estimated for product returns (which reduce net sales) for the period may be overstated or understated.

Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company's accounts receivable aging.

The primary risk in the methodology used to estimate the allowance for doubtful accounts is its dependence on historical information to predict the collectability of accounts receivable. To the extent actual collections of accounts receivable differ from historical trends, the allowance for doubtful accounts and related expense for the current period may be overstated or understated.

Customer Rebates

Customer rebates and discounts are common in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales.

Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Volume rebates and growth incentives are based on the Company's annual sales volumes to its customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes.

Manufacturers' Allowances and Cumulative Effect of a Change in Accounting Principle

Manufacturers' allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed above, and increased by manufacturers' allowances and promotional incentives.

Approximately 40% to 45% of the Company's annual manufacturers' allowances and incentives are fixed and are based on vendor participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold. The remaining 55% to 60% of the Company's annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Manufacturers' allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable manufacturers' allowances often differs based on purchase volumes by manufacturer and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher manufacturers' allowance rates) can make it difficult to reach some manufacturers' allowance growth hurdles. To the extent the Company's sales volumes or product sales mix differ from those estimated, the variable allowances for the current period may be overstated or understated.

Insured Loss Liability Estimates

As a result of relatively high deductible amounts under insurance coverage, the Company is primarily responsible for retained liabilities related to workers' compensation, vehicle and general liability and certain employee health benefits. The Company records an expense for claims incurred but not reported based on historical trends. The Company has an annual per person maximum cap on certain employee medical benefits provided by a third-party insurance company. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

Inventories

Inventory constituting approximately 90% and 88% of total inventory at December 31, 2003 and 2002, respectively, has been valued under the last-in, first-out ("LIFO") accounting method, and the remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $22.9 million higher than reported at both December 31, 2003 and 2002. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Income taxes

 The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company estimates actual current tax expense and assess temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These differences result in the recognition of deferred tax assets and liabilities. The tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company. Management's estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires using certain actuarial assumptions. As more fully discussed in Notes 10 and 11 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. Pension expense for 2003 was $6.6 million, compared to $5.0 million in 2002. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2003 of approximately $2.5 million.

Costs associated with the Company's postretirement health benefits plan were $1.1 million and $0.9 million for 2003 and 2002, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2003 of approximately $0.1 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Pension plan assumptions:
Assumed discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	4.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.25%	6.75%	7.25%

Results for the Years Ended December 31, 2003, 2002 and 2001

 The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.4	85.5	84.2

Gross margin	14.6	14.5	15.8
Operating expenses:
Warehousing, marketing and administrative expenses	10.8	11.2	11.3
Goodwill amortization	—	—	0.2
Restructuring and other charges, net	—	0.2	1.2

Total operating expenses	10.8	11.4	12.7

Income from operations	3.8	3.1	3.1
Interest expense	(0.2)	(0.5)	(0.7)
Interest income	—	0.1	0.1
Loss on early retirement of debt	(0.2)	—	—
Other expense, net	(0.1)	(0.1)	(0.1)

Income before income taxes and cumulative effect of a change in accounting principle	3.3	2.6	2.4
Income tax expense	1.2	1.0	0.9

Income before cumulative effect of a change in accounting principle	2.1	1.6	1.5
Cumulative effect of a change in accounting principle, net of tax benefit	0.2	—	—

Net income	1.9%	1.6%	1.5%

Comparison of Results for the Years Ended December 31, 2003 and 2002

 Net Sales.    Net sales for the year ended December 31, 2003 were $3.8 billion, up 3.9%, compared with $3.7 billion in the prior year. The following table shows net sales by product category for 2003 and 2002 (dollars in millions):

	Years Ended December 31,
	2003	2002
Computer consumables	$1,578	$1,381
Traditional office products	980	1,033
Office furniture	425	441
Janitorial and sanitation	427	412
Business machines and presentation products	360	350
Freight revenue	53	54
Other	25	31

Total net sales	$3,848	$3,702

Note: To conform with current year presentation, reclassifications between product categories were made to the 2002 sales by product category amounts. The reclassifications did not impact total net sales.

Sales in the computer consumables category for 2003 were up over 14% compared with the prior year and represented 41% of the Company's 2003 consolidated net sales, compared with 37% of such sales in 2002. The growth in this category is primarily the result of favorable industry dynamics and the addition of new customers in new and existing channels.

Sales of traditional office products experienced a decline of 5.1% versus the prior year. The decline in sales of traditional office products was primarily the result of weak end-consumer demand as a result of continued negative macroeconomic pressures including workforce reductions and cost-reduction initiatives by end user businesses.

Office furniture sales in 2003 were down by 3.6% compared with 2002. These results continue to reflect soft customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of continued weak macroeconomic and employment conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

Sales in the janitorial and sanitation product category, primarily distributed through the Company's Lagasse subsidiary, grew 3.6%. Growth in this category was primarily due to continued growth at larger distributors the Company serves.

 Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2003 was $560.5 million, compared to $538.0 million. The increase in gross profit is primarily due to higher net sales.

The Company's 2003 gross margin rate (gross profit as a percentage of net sales) was 14.6%, as compared to 14.5% for 2002. The Company's gross margin rate was favorably impacted by higher vendor allowances (0.5 percentage points) as a result of higher net sales and achieving certain growth hurdles. These allowances increased to $231 million from $204 million last year.

The Company's gross margin rate continues to be negatively impacted by the shift in overall product sales mix, as well as a mix shift within each major product category. The Company's customers continue to postpone higher margin, discretionary purchases, such as furniture, and order primarily lower margin, commodity business products essential for their companies. As a result of these trends, the file margin (invoice price less standard cost) rate declined approximately 0.7 percentage points versus last year.

 Operating Expenses.    Operating expenses for 2003 totaled $414.9 million, or 10.8% of net sales, compared with $422.5 million, or 11.4% of net sales in 2002. The favorable reduction in 2003 operating expenses as a percentage of net sales was due primarily to lower payroll costs, depreciation and amortization and increased leverage of fixed costs resulting from somewhat higher sales. In addition, 2002 operating expenses were adversely impacted by the restructuring and other charges taken in 2002 (described below) and a $1.8 million charge related to the retirement of the Company's former president and chief executive officer.

Operating expenses for 2002 included (i) restructuring and other charges of $8.9 million under a restructuring plan approved by the Company's Board of Directors in the fourth quarter of 2002 (the "2002 Restructuring Plan") and (ii) a $2.4 million partial reversal of the restructuring charge taken in the third quarter of 2001 (as further described below).The 2002 Restructuring Plan included additional charges related to: revised real estate sub-lease assumptions as compared to those used in the 2001 Restructuring Plan; further downsizing of the operations of the Company's third-party fulfillment services for products other than office products, conducted under the name The Order People ("TOP"), including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center; closure of the Milwaukee, Wisconsin distribution center; and the write-down of certain e-commerce-related investments. The 2002 Restructuring Plan reflected workforce reductions of 105 associates through involuntary separation programs. All initiatives under the 2002 Restructuring Plan are complete and associated implementation costs were not material. However, certain cash payments will continue for accrued exit costs relating to long-term lease obligations expiring at various times over the next seven years. See Note 3 to the Consolidated Financial Statements for more information regarding these restructuring and other charges and remaining accrual balances. The Company continues to actively pursue opportunities to sublet unused facilities.

 Interest Expense.    Interest expense for 2003 was $6.8 million, or 0.2% of net sales, compared with $16.9 million, or 0.5% of net sales in 2002. This decline reflects savings due to the redemption of the Company's 8.375% Notes financed primarily through the Company's lower-cost Receivables Securitization Program.

 Loss on Early Retirement of Debt.    As a result of the redemption of the 8.375% Notes and replacement of the Company's Prior Credit Agreement, the Company recorded a loss on early retirement of debt totaling $6.7 million, of which $5.9 million was associated with the redemption of the 8.375% Notes and $0.8 million related to the write-off of deferred financing costs associated with replacing the Prior Credit Agreement (see Note 8 to the Consolidated Financial Statements). No such loss was recorded in 2002.

 Other Expense, net.    Other expense for 2003 was $4.8 million, or 0.1% of net sales, compared with $2.4 million, or 0.1% of net sales in 2002. Net other expense for 2003 includes $1.3 million related to the write-down of certain assets held for sale and $3.5 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program. Other expense for 2002 represents costs associated with the Receivables Securitization Program.

 Cumulative Effect of a Change in Accounting Principle.    Cumulative effect of a change in accounting principle was $6.1 million in 2003, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2 to the Consolidated Financial Statements). No such charge was recorded in 2002.

 Net Income.    For 2003, the Company recorded net income of $73.0 million, or $2.18 per diluted share, compared with net income of $60.2 million, or $1.78 per diluted share, in 2002. Net income for 2003 includes an after-tax charge of $4.2 million, or $0.12 per diluted share related to the early retirement of debt, and an after-tax charge of $6.1 million, or $0.19 per diluted share, related to the cumulative effect of a change in accounting principle. Net income for 2002 includes net restructuring and other after-tax charges of $4.1 million, or $0.12 per diluted share.

 Fourth Quarter Results.    Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. The Company regularly reevaluates estimates and makes adjustments where facts and circumstances dictate. During the fourth quarter of 2003, the Company recorded a favorable net income adjustment of approximately $2.7 million related to the update of estimates recorded in the prior three quarters.

Comparison of Results for the Years Ended December 31, 2002 and 2001

 Net Sales.    Net sales for the year ended December 31, 2002 were $3.7 billion, down 5.7%, compared with $3.9 billion for the year ended December 31, 2001. Two primary factors led to the decline in net sales: approximately $150 million related to the integration of U.S. Office Products ("USOP") into the Corporate Express business model (in which a greater percentage of products are bought directly from manufacturers) and approximately $15 million related to the divestiture of the CallCenter Services, Inc. business. Additionally, continued pressure from macroeconomic factors and unemployment levels, especially for white-collar workers, negatively impacted sales across all product categories. The following table shows net sales by product category for 2002 and 2001 (dollars in millions):

	Years Ended December 31,
	2002	2001
Computer consumables	$1,381	$1,349
Traditional office products	1,033	1,245
Office furniture	441	499
Janitorial and sanitation	412	402
Business machines and presentation products	350	352
Freight revenue	54	60
Other	31	19

Total net sales	$3,702	$3,926

Sales in the computer consumables category experienced a decline in the mid-single digits versus the prior year due to the consolidation of Corporate Express and USOP, which resulted in an increasing percentage of USOP purchases being made through the internal Corporate Express distribution network.

Sales of traditional office products experienced a decline in the high single digits versus 2001. Consumption of discretionary office products slowed within the commercial sector, particularly in medium-to-large companies affected by workforce reductions and cost-reduction initiatives. In addition, the consolidation of USOP into Corporate Express was a major factor in the decline in sales in this product category.

Office furniture sales were down approximately 10%, compared with 2001. These results continue to reflect slower customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of continued weak macroeconomic and employment conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

Sales in the janitorial and sanitation product category, primarily distributed through the Company's Lagasse subsidiary, showed modest growth compared with the prior year. Lower levels of spending on higher-priced discretionary purchases weakened growth in this sector.

 Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2002 was $538.0 million, compared to $619.8 million. The decline in gross profit was due primarily to lower net sales.

The Company's 2002 gross margin rate (gross profit as a percentage of net sales) was 14.5%, as compared to 15.8% for 2001. The Company's gross margin rate was negatively impacted by the continued shift in overall product sales mix, as well as within each major product category. The Company's customers continued to postpone higher margin, discretionary purchases, such as furniture, and ordered primarily lower margin, commodity business products essential for their companies. As a result of these trends, the file margin (invoice price less standard cost) rate declined approximately 1.2 percentage points versus the prior year. However, this was offset by a 0.7 percentage point decline in customer rebates. These rebates, which are based on customer purchase volume, payment terms and product mix, were down due to declining sales, as customers were not on track to reach certain product purchase or incremental growth milestones.

In addition, lower estimates of vendor allowances also adversely affected the Company's overall gross profit and margin rate due to lower inventory purchase volume. These allowances declined to $204 million in 2002 from $241 million in the prior year. The result was a 0.7 percentage point decline in the gross margin rate.

 Operating Expenses.    Operating expenses for 2002 totaled $422.5 million, or 11.4% of net sales, compared with $497.7 million, or 12.7% of net sales in 2001. However, operating expenses for each year were affected by one-time charges. Operating expenses for 2002 included restructuring and other charges of $8.9 million and a $2.4 million partial reversal of the restructuring charge taken in the third quarter of 2001, as described above. Operating expenses for 2001 included a restructuring charge of $47.6 million, pursuant to a restructuring plan described in the next paragraph. In addition, no goodwill impairment or amortization was recorded in 2002, compared with $5.7 million of goodwill amortization recorded in 2001.

The $47.6 million restructuring charge reflected in 2001 operating expenses was pursuant to a restructuring plan approved by the Company's Board of Directors in the third quarter of 2001 (the "2001 Restructuring Plan"). The 2001 Restructuring Plan included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation undertaken as part of the integration of Azerty into USSC, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure. The Company undertook these TOP-related divestiture and cost reduction activities because it had failed to realize anticipated revenues sufficient to support TOP's cost structure. The 2001 Restructuring Plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs, including the call center divestitures. Although all initiatives under the 2001 Restructuring Plan are complete, certain cash payments will continue for accrued exit costs relating to long-term lease obligations expiring at various times over the next six years. See Note 3 to the Consolidated Financial Statements for additional information.

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

 Fourth Quarter Results.    Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. The Company regularly reevaluates estimates and makes adjustments where facts and circumstances dictate. During the fourth quarter of 2002, the Company recorded a favorable net income adjustment of approximately $0.7 million related to the update of estimates recorded in the prior three quarters.

Liquidity and Capital Resources

General

 United is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and cash from borrowings by USSC. Restrictive covenants in USSC's debt agreements restrict USSC's ability to pay cash dividends and make other distributions to United. In addition, the right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC. The Company's outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company's off-balance sheet Receivables Securitization Program (also referred to below as "liquidity sources") consisted of the following amounts (in thousands):

	As of December 31,
	2003	2002
Revolver	$10,500	$—
Tranche A term loan, due in installments until March 31, 2004	—	18,251
Tranche A-1 term loan, due in installments until June 30, 2005	—	78,125
8.375% Senior Subordinated Notes, due April 15, 2008	—	100,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Industrial development bond, at 66% to 78% of prime, maturing in 2004	—	8,000
Other long-term debt	24	73

Total debt under GAAP	17,324	211,249
Receivables Securitization (liquidity sources)(1)	150,000	105,000

Adjusted total outstanding debt under GAAP and liquidity sources	167,324	316,249
Stockholders' equity under GAAP	672,978	558,884

Total capitalization	$840,302	$875,133

Adjusted debt-to-total capitalization ratio	19.9%	36.1%

(1)
See discussion under Receivables Securitization Program

Total debt (as provided in the above table as "Total debt under GAAP") is the most directly comparable financial measure, presented in accordance with GAAP, to adjusted total outstanding debt under GAAP and liquidity sources." Under GAAP, accounts receivable sold under the Company's Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt.

During 2003, the Company utilized cash flow to reduce debt. As of December 31, 2003 and 2002, the Company had outstanding debt of $17.3 million and $211.2 million, respectively. The Company reduced adjusted total outstanding debt under GAAP and liquidity sources by $148.9 million during 2003. At December 31, 2003, the Company's adjusted debt-to-total capitalization ratio (adjusted from the GAAP total debt amount to add the receivables then sold under the Company's Receivables Securitization Program) was 19.9%, compared to 36.1% at December 31, 2002.

The adjusted debt-to-total capitalization ratio is provided as an additional liquidity measure. GAAP requires that accounts receivable sold under the Company's Receivables Securitization Program be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt, and calculates adjusted debt-to-total capitalization on the same basis. A reconciliation of this non-GAAP measure is provided in the table above.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at December 31, 2003, is summarized below:

Availability ($ in millions)
Funded debt	$17.3
Accounts receivable sold	150.0

Total utilized financing		$167.3
Revolving Credit Facility availability	249.4
Availability under the Receivables Securitization Program	75.0

Total unutilized		324.4

Total available financing, before restrictions		491.7
Restrictive covenant limitation		—

Total available financing at December 31, 2003		$491.7

Restrictive covenants under the 2003 Credit Agreement (as defined) separately limit total available financing at points in time, as further discussed below. At December 31, 2003, the leverage ratio covenant in the Company's 2003 Credit Agreement did not impact the Company's $492 million of available total funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Disclosures About Contractual Obligations and Commercial Commitments

 The following table aggregates all contractual commitments that affect financial condition and liquidity as of December 31, 2003 (dollars in thousands):

	Payment due by period
Contractual obligations	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$24	$—	$10,500	$6,800	$17,324
Operating leases	40,992	65,326	45,939	46,292	198,549

Total contractual cash obligations	$41,016	$65,326	$56,439	$53,092	$215,873

2003 Credit Agreement

 In March 2003, the Company replaced its then existing senior secured credit facility (the "Prior Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "2003 Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The 2003 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $275 million. USSC may, upon the terms and conditions of the 2003 Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Prior Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.

The 2003 Credit Agreement provides for the issuance of letters of credit for amounts totaling up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate principal amount not to exceed $25 million at any one time outstanding. These amounts, as sublimits, do not increase the aggregate committed principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability. The revolving credit facility matures on March 21, 2008.

Obligations of USSC under the 2003 Credit Agreement are guaranteed by United and certain of USSC's domestic subsidiaries. USSC's obligations under the 2003 Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2003 Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

Loans outstanding under the 2003 Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Initial applicable margins are 0.50% and 2.00%, respectively.

The 2003 Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type. As of December 31, 2003 and 2002, the Company had outstanding letters of credit of $15.1 million and $21.9 million, respectively.

8.375% Senior Subordinated Notes and Other Debt

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

During 2003, the Company redeemed one of its remaining industrial development bonds in the amount of $8 million, which was scheduled to mature on December 1, 2004. As of December 31, 2003 the Company has one remaining industrial development bond outstanding with a balance of $6.8 million.

Off-Balance Sheet Arrangements—Receivables Securitization Program

General

 On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with Bank One, NA, as trustee (the "2003 Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One and PNC Bank act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The 2003 Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes this program to fund its cash requirements more cost effectively than under the 2003 Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company's 2003 Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

 The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Consolidated Financial Statements. At December 31, 2003, the Company sold $150 million of interests in trade accounts receivable, compared with $105 million at December 31, 2002. Accordingly, trade accounts receivable of $150 million as of December 31, 2003 and $105 million as of December 31, 2002 are excluded from the Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2003 ranged between 0.9% and 1.6%. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled approximately $3.5 million and $1.9 million for 2003 and 2002, respectively. Proceeds from the collections under this revolving agreement were $3.4 billion for 2003, compared with $3.1 billion for 2002. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

 The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $303.7 million and $296.6 million of trade receivables in the master trust as of December 31, 2003 and 2002 was $153.7 million and $191.6 million, respectively. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust that were written off during 2003 and 2002 were not material.

Cash Flow Information

 The statements of cash flows for the Company for the periods indicated are summarized below (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Net cash provided by operating activities	$167,667	$105,730	$191,156
Net cash used in investing activities	(10,931)	(23,039)	(46,327)
Net cash used in financing activities	(164,416)	(93,917)	(135,783)

Cash Flow From Operations

 A key strength of our business is our ability to consistently generate strong cash from operations. The Company's cash from operations is generated primarily from net income and improvements in working capital. Net cash provided by operating activities for the year ended December 31, 2003 reached $167.7 million, compared with $105.7 million and $191.2 million in 2002 and 2001, respectively. Net cash provided by operating activities in 2003 was impacted by higher net income and improved working capital management. Net income for 2003 reached $73.0 million, compared with $60.2 million in 2002. Improvements in working capital components include a $26.0 million decline in inventory as a result of better inventory management, resulting in lower inventory purchases and higher inventory turnover, and a $23.5 million increase in accounts payable resulting from focused initiatives in this area.

Net cash provided by operating activities in 2002 reflects net income of $60.2 million and depreciation and amortization of $34.6 million. Net cash provided by operating activities did experience a decline from 2001 primarily as a result of more moderate declines in working capital components in 2002 compared with 2001, including inventory and accounts payable.

Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations. Since the Company's retirement of its 8.375% Notes and replacement of the Prior Credit Agreement (see Note 8 to the Consolidated Financial Statements for a discussion of these events), the Receivables Securitization Program is the Company's primary financing mechanism. The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold. Adjusted cash flow provided by operating activities and net cash used in financing activities for the years ended December 31, 2003 and 2002 is provided below as an additional liquidity measure (in millions):

	For the Years Ended December 31,
	2003	2002
Cash Flows From Operating Activities:
Net cash provided by operating activities	$167.7	$105.7
Excluding the change in accounts receivable sold	(45.0)	20.0

Net cash provided by operating activities excluding the effects of receivables sold	$122.7	$125.7

Cash Flows From Financing Activities:
Net cash used in financing activities	$(164.4)	$(93.9)
Including the change in accounts receivable sold	45.0	(20.0)

Net cash used in financing activities including the effects of receivables sold	$(119.4)	$(113.9)

Cash Flow From Investing Activities

 Net cash used in investing activities for the years ended December 31, 2003, 2002 and 2001 was $10.9 million, $23.0 million and $46.3 million, respectively. The exclusive use of cash for investing activities in 2003 and 2002 was for net capital expenditures for ongoing operations. In 2001, cash used for investing activities reflected net capital expenditures for ongoing operations of $28.6 million, $32.7 million for the acquisition of Peerless Paper Mills, Inc and proceeds from the sale of Positive ID of $12.4 million.

Funding for gross capital expenditures for 2003, 2002 and 2001 totaled $14.6 million, $27.2 million and $32.5 million, respectively. For the years ended December 31, 2003, 2002 and 2001, capitalized software costs totaled $3.3 million, $5.2 million and $7.0 million, respectively. Proceeds from the disposition of property, plant and equipment totaled $3.6 million for 2003, compared with $4.2 million for 2002 and $3.9 million for 2001. As a result, net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) totaled $10.9 million, $23.0 million and $28.6 million for 2003, 2002 and 2001, respectively. Net capital spending (net capital expenditures plus capitalized software costs) for 2003 was $14.3 million, compared with $28.2 million in 2002 and $35.6 million in 2001. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. The Company expects net capital spending for all of 2004 to be approximately $25 million.

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

	Years Ended December 31,
				Forecast Year Ending 2004
	2003	2002	2001
Net Capital Spending (in millions):
Capital expenditures	$14.6	$27.2	$32.5	$20.0
Proceeds from the disposition of property, plant and equipment	(3.6)	(4.2)	(3.9)	—

Net capital expenditures	11.0	23.0	28.6	20.0
Capitalized software	3.3	5.2	7.0	5.0

Net capital spending	$14.3	$28.2	$35.6	$25.0

Cash Flow From Financing Activities

 Net cash used in financing for 2003, 2002 and 2001 was $164.4 million, $93.9 million and $135.8 million, respectively. During 2003, the Company's strong cash flow from operations (see discussion above under "Cash Flow From Operations") allowed it to further reduce outstanding debt, including principal repayments and retirements of debt totaling $204.4 million. In addition, for 2003 the Company's financing activities included $5.6 million in payments of employee withholding tax on stock option exercises, offset by $35.1 million in proceeds from the issuance of treasury stock and borrowings of $10.5 million under the Revolving Credit Facility. Net cash used in financing activities for the year ended December 31, 2002 was $93.9 million, including $60.5 million in repayments on debt, $38.3 million for acquisition of treasury stock, partially offset by $5.5 million in proceeds from the issuance of treasury stock. Net cash used in financing activities for the year ended December 31, 2001 reached $135.8 million, including a $98.0 million repayment under the Revolving Credit Facility, $40.2 million Term Loan repayment and $12.4 million related to the acquisition of treasury stock, partially offset by $15.8 million in proceeds from the issuance of treasury stock.

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

New Accounting Pronouncements

 In December 2003, the FASB revised Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revisions include modifications to disclosure requirements for pension and other postretirement benefit plans, including additional information on changes in plan benefit obligations, plan investment strategies, and the types and fair values of plan assets. The new disclosure requirements are generally effective beginning with financial statements with fiscal years ending after December 15, 2003. The Company has adopted the disclosure requirements in these financial statements and such requirements did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 were generally effective beginning with the third quarter of 2003. The Company does not currently utilize financial instruments covered by SFAS No. 150 as part of its financing strategy. Accordingly, the adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). FSP No. 106-1 provides preliminary accounting guidance on how to account for the effects of the Act on postretirement benefit plans. As permitted by FSB No. 106-1, the Company has elected to defer accounting for the impact of the Act until the FASB issues final accounting guidance later in 2004. As a result, the Company's accrued postretirement benefit obligation and net periodic postretirement benefit cost recognized in the Company's Consolidated Financial Statements and accompanying Note 11, do not reflect the effects of the Act. In addition, specific authoritative guidance on the accounting for the Act is pending and that guidance, when issued, could require the Company to change previously reported information. The Company is currently evaluating the impact of the Act on its postretirement benefit plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

 The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at December 31, 2003 of $17.3 million, $150.0 million of receivables sold under the Receivables Securitization Program and the Company's $153.7 million retained interest in the master trust (as defined).

The Company has historically used both fixed-rate and variable or short-term rate debt. At December 31, 2003, 100% of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime or London InterBank Offered Rate ("LIBOR"). The prevailing prime interest rate was 4.0% at December 31, 2003 and the LIBOR rate as of December 31, 2003 was approximately 1.5%. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.8 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

The Company's retained interest in the master trust is also subject to interest rate risk. The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model that includes an assumed discount rate of 5% per annum and an average collection cycle of approximately 40 days. Based on the assumed discount rate and short average collection cycle, the retained interest is recorded at book value, which approximates fair value. Accordingly, a 50 basis point movement in interest rates would not result in a material impact on the Company's results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

/s/ Richard W. Gochnauer Richard W. Gochnauer President and Chief Executive Officer
/s/ Kathleen S. Dvorak Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of
Directors of United Stationers Inc.

 We have audited the accompanying consolidated balance sheets of United Stationers Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set therein.

As discussed in Note 2 of the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and in 2003 the Company changed its method of accounting for manufacturers' allowances.

/s/ ERNST & YOUNG LLP
Chicago, Illinois January 26, 2004

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales	$3,847,722	$3,701,564	$3,925,936
Cost of goods sold	3,287,189	3,163,589	3,306,143

Gross profit	560,533	537,975	619,793
Operating expenses:
Warehousing, marketing and administrative expenses	414,917	415,980	444,434
Goodwill amortization	—	—	5,701
Restructuring and other charges, net	—	6,510	47,603

Total operating expenses	414,917	422,490	497,738

Income from operations	145,616	115,485	122,055
Interest expense	(6,816)	(16,860)	(25,872)
Interest income	324	165	2,079
Loss on early retirement of debt	(6,693)	—	—
Other expense, net	(4,826)	(2,421)	(4,621)

Income before income taxes and cumulative effect of a change in accounting principle	127,605	96,369	93,641
Income tax expense	48,495	36,141	36,663

Income before cumulative effect of a change in accounting principle	79,110	60,228	56,978
Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	(6,108)	—	—

Net income	$73,002	$60,228	$56,978

Net income per share — basic:
Income before cumulative effect of a change in accounting principle	$2.39	$1.81	$1.70
Cumulative effect of a change in accounting principle	(0.19)	—	—

Net income per common share — basic	$2.20	$1.81	$1.70

Average number of common shares outstanding — basic	33,116	33,240	33,561
Net income per share — diluted:
Income before cumulative effect of a change in accounting principle	$2.37	$1.78	$1.68
Cumulative effect of a change in accounting principle	(0.19)	—	—

Net income per common share — diluted	$2.18	$1.78	$1.68

Average number of common shares outstanding — assuming dilution	33,439	33,783	33,928

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$10,307	$17,426
Accounts receivable, less allowance for doubtful accounts of $11,811 in 2003 and $16,445 in 2002	195,433	158,374
Retained interest in receivables sold, less allowance for doubtful accounts of $3,758 in 2003 and $2,058 in 2002	153,722	191,641
Inventories	539,919	572,498
Other current assets	25,943	26,958

Total current assets	925,324	966,897
Property, plant and equipment, at cost:
Land	18,170	18,720
Buildings	78,419	91,353
Fixtures and equipment	232,548	241,787
Leasehold improvements	5,196	5,365

Total property, plant and equipment	334,333	357,225
Less — accumulated depreciation and amortization	176,617	176,689

Net property, plant and equipment	157,716	180,536
Goodwill, net	182,474	180,186
Other	29,496	21,610

Total assets	$1,295,010	$1,349,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$357,961	$333,800
Accrued liabilities	135,604	141,857
Deferred credits	44,867	44,749
Current maturities of long-term debt	24	45,904

Total current liabilities	538,456	566,310
Deferred income taxes	21,624	17,059
Long-term debt	17,300	165,345
Other long-term liabilities	44,652	41,631

Total liabilities	622,032	790,345
Stockholders' equity:
Common stock, $0.10 par value; authorized — 100,000,000 shares, issued — 37,217,814 in 2003 and 2002	3,722	3,722
Additional paid-in capital	329,787	313,961
Treasury stock, at cost — 3,314,347 shares in 2003 and 4,738,552 shares in 2002	(82,863)	(104,450)
Retained earnings	430,637	357,635
Accumulated other comprehensive loss	(8,305)	(11,984)

Total stockholders' equity	672,978	558,884

Total liabilities and stockholders' equity	$1,295,010	$1,349,229

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (loss)
					Capital in Excess of Par		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2000	37,213,207	$3,721	(3,767,907)	$(66,832)	$302,837	$(1,716)	$240,429	$478,439
Net income	—	—	—	—	—	—	56,978	56,978
Unrealized translation adjustments	—	—	—	—	—	(1,480)	—	(1,480)

Comprehensive loss	—	—	—	—	—	(1,480)	56,978	55,498
Acquisition of treasury stock	—	—	(467,500)	(12,383)	—	—	—	(12,383)
Stock compensation	4,607	1	621,453	9,813	7,313	—	—	17,127

As of December 31, 2001	37,217,814	3,722	(3,613,954)	(69,402)	310,150	(3,196)	297,407	538,681
Net income	—	—	—	—	—	—	60,228	60,228
Unrealized translation adjustments	—	—	—	—	—	(1,977)	—	(1,977)
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(6,811)	—	(6,811)

Comprehensive loss	—	—	—	—	—	(8,788)	60,228	51,440
Acquisition of treasury stock	—	—	(1,365,101)	(38,310)	—	—	—	(38,310)
Stock compensation	—	—	240,503	3,262	3,811	—	—	7,073

As of December 31, 2002	37,217,814	3,722	(4,738,552)	(104,450)	313,961	(11,984)	357,635	558,884

Net income	—	—	—	—	—	—	73,002	73,002
Unrealized translation adjustments	—	—	—	—	—	4,749	—	4,749
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(1,070)	—	(1,070)

Comprehensive income	—	—	—	—	—	3,679	73,002	76,681
Stock compensation	—	—	1,424,205	21,587	15,826	—	—	37,413

As of December 31, 2003	37,217,814	$3,722	(3,314,347)	$(82,863)	$329,787	$(8,305)	$430,637	$672,978

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$73,002	$60,228	$56,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,149	29,593	29,210
Amortization	—	3,873	9,331
Amortization of capitalized financing costs	3,284	1,159	1,310
Restructuring and other charges — non-cash charges	—	2,003	15,925
Write down of assets held for sale	1,290	—	—
(Gain) loss on sale of property, plant and equipment	(86)	2,014	(2,424)
Cumulative effect of a change in accounting principle, net of tax	6,108	—	—
Deferred income taxes	(4,244)	5,587	(11,320)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(37,028)	74,148	35,575
Decrease (increase) in retained interest in receivables sold, net	37,919	(74,058)	(19,369)
Decrease in inventory	25,974	8,601	104,971
Decrease (increase) in other assets	2,056	(9,353)	(12,959)
Increase (decrease) in accounts payable	23,495	(2,460)	(52,176)
Increase (decrease) in accrued liabilities	2,961	(3,494)	20,142
Increase in deferred credits	118	3,749	6,610
Increase in other liabilities	3,669	4,140	9,352

Net cash provided by operating activities	167,667	105,730	191,156
Cash Flows From Investing Activities:
Capital expenditures	(14,552)	(27,235)	(32,503)
Acquisitions	—	—	(32,650)
Proceeds from the sale of Positive ID	—	—	14,941
Proceeds from the sale of the Salisbury, Maryland CallCenter	—	1,249	—
Proceeds from the disposition of property, plant and equipment	3,621	2,947	3,885

Net cash used in investing activities	(10,931)	(23,039)	(46,327)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	(204,425)	(60,456)	(40,163)
Net borrowings (payments) under revolver	10,500	—	(98,000)
Issuance of treasury stock	35,059	5,546	15,796
Acquisition of treasury stock, at cost	—	(38,310)	(12,383)
Payment of employee withholding tax related to stock option exercises	(5,550)	(697)	(1,033)

Net cash used in financing activities	(164,416)	(93,917)	(135,783)
Effect of exchange rate changes on cash and cash equivalents	561	(162)	(16)

Net change in cash and cash equivalents	(7,119)	(11,388)	9,030
Cash and cash equivalents, beginning of period	17,426	28,814	19,784

Cash and cash equivalents, end of period	$10,307	$17,426	$28,814

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary United Stationers Supply Co. ("USSC"), and its subsidiaries (collectively, the "Company"). The Company is the largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers, with net sales of approximately $3.8 billion for the year ended December 31, 2003. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 400 manufacturers. These items include a broad spectrum of traditional office products, computer consumables, office furniture, business machines and presentation products, and janitorial and sanitation supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

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

The Order People

 During 2000, the Company established The Order People ("TOP") to operate as its third-party fulfillment provider. To become a full service provider, on July 1, 2000, the Company acquired all of the capital stock of CallCenter Services, Inc., a customer relationship management outsourcing service company.

In 2001, the Company did not achieve the estimated revenue to support TOP's cost structure. As a result, the Company decided to significantly downsize TOP's operations. In November 2001, a portion of the business acquired as part of CallCenter Services, Inc. was sold for a nominal cash payment, the assumption of associated liabilities and the payment of expenses relating to that business during a post-closing transition period. In the second quarter of 2002, the Company sold the remaining portion of the acquired business for $1.2 million in cash and the assumption of $1.7 million of debt. The sale of these assets did not have a material impact on the Consolidated Financial Statements.

In 2002, the Company further downsized TOP's operations as part of the restructuring and other charges recorded in the fourth quarter of 2002 (see Note 3 "Restructuring and Other Charges"). As part of the restructuring initiatives, the Company terminated fulfillment contracts with third-party customers. The further downsizing of TOP resulted in a workforce reduction of 75 associates.

Common Stock Repurchase

 As of December 31, 2003, the Company has authority to repurchase approximately $27 million of its common stock. All common stock repurchases are executed under two separate authorizations given by the Company's Board of Directors on October 23, 2000 and July 1, 2002. In addition, the 2003 Credit Agreement (described in Note 6 below) limits the Company's stock repurchases to the greater of $50 million or $50 million plus 25% of the Company's net income (or minus 25% of any loss) in each fiscal quarter, beginning with the fiscal quarter ended June 30, 2003. During 2003, the Company did not repurchase any of its common stock, compared with repurchases of 1.4 million shares at a cost of $38.3 million during 2002. A summary of total shares repurchased and the remaining amounts available under each authorization are as follows (amounts in millions, except share data):

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

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2003 and 2002, the Company reissued 1,424,205 and 240,503 shares, respectively, of treasury stock, primarily to fulfill its obligations under its equity incentive plans.

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

Various assumptions and other factors underlie the determination of significant accounting estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company periodically reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from estimates.

Revenue Recognition

 Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product return trends and the gross margin associated with those returns. Management also records customer rebates that are based on annual sales volume to the Company's customers. Annual rebates earned by customers include growth components, volume hurdle components, and advertising allowances.

Shipping and handling costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs are included in the Company's financial statements as a component of cost of goods sold and not netted against shipping and handling revenues.

Customer Rebates

 Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales.

Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Volume rebates and growth incentives are based on the Company's annual sales volumes to its customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes.

Manufacturers' Allowances and Cumulative Effect of a Change in Accounting Principle

 Manufacturers' allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company's gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed above, and increased by manufacturers' allowances and promotional incentives.

Approximately 40% to 45% of the Company's annual manufacturers' allowances and incentives are fixed based on vendor participation in various Company advertising and marketing publications. Historically, these fixed promotional incentives were recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, now requires that the cash consideration received from vendors related to these fixed advertising allowances and incentives be reflected as a reduction to the cost of inventory. As a result, fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company's annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. Adoption of EITF Issue No. 02-16 did not impact the Company's accounting for variable allowances and incentives. These variable allowances are recorded based on the Company's annual inventory purchase volumes and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Manufacturers' allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable manufacturers' allowances often differs based on purchase volumes by manufacturer and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher manufacturers' allowance rates) can make it difficult to reach some manufacturers' allowance growth hurdles.

Effective January 1, 2003, the Company adopted EITF Issue No. 02-16. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.19 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications. As noted above, adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. On a pro-forma basis, if EITF Issue No. 02-16 had been in effect during all periods presented, cost of goods sold for the year ended December 31, 2002 and 2001 would have been higher by $2.2 million and lower by $2.3 million, respectively, resulting in the following pro forma amounts (dollars in thousands, except per share data):

	Pro forma Years Ended December 31,
	2003	2002	2001
Amounts, assuming accounting change was applied retroactively:
Income before income taxes and cumulative effect of a change in accounting principle	$127,605	$94,184	$95,901
Net income	79,110	58,862	58,353
Earnings per share — basic	2.39	1.77	1.74
Earnings per share — diluted	2.37	1.74	1.72

Cash Equivalents

 All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Valuation of Accounts Receivable

 The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated net realizable value. To determine the allowance for sales returns, management uses historical trends to estimate future period product returns. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company's accounts receivable aging.

Inventories

 Inventory constituting approximately 90% and 88% of total inventory at December 31, 2003 and 2002, respectively, has been valued under the last-in, first-out ("LIFO") accounting method, and the remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $22.9 million higher than reported at both December 31, 2003 and 2002. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Property, Plant and Equipment

 Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. During 2003, the Company reclassified two properties held for sale with net book value of $7.9 million from property, plant and equipment to other assets. The net book value of assets held for sale approximates fair market value.

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

Goodwill and Intangible Assets

 Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the Company to annually, or more frequently if impairment indicators arise, test goodwill and other indefinite-lived intangible assets for impairment rather than amortize them. During 2003, the Company completed its SFAS No. 142 required impairment analysis for its goodwill. The Company's assessment resulted in no adjustment to the net carrying amount of goodwill. For the year ended December 31, 2001, the Company recorded after-tax goodwill amortization of $5.4 million or $0.16 per share. No goodwill amortization was recorded for the years ended December 31, 2003 and 2002.

The following table reflects the Company's reported financial results for the years ended December 31, 2003 and 2002. In addition, the following table includes the year ended December 31, 2001 assuming goodwill amortization was discontinued (in thousands, except for share data):

	Years Ended December 31,
	2003	2002	2001
Net income:
As reported	$73,002	$60,228	$56,978
After-tax goodwill amortization	—	—	5,362

Adjusted net income	$73,002	$60,228	$62,340

Net income per share:
As reported	$2.20	$1.81	$1.70
After-tax goodwill amortization	—	—	0.16

Adjusted net income per share	$2.20	$1.81	$1.86

Net income per share — assuming dilution:
As reported	$2.18	$1.78	$1.68
After-tax goodwill amortization	—	—	0.16

Adjusted net income per share — assuming dilution	$2.18	$1.78	$1.84

Pension and Postretirement Health Benefits

 Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 10 and 11 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relied on current market conditions and historical information. Pension expense for 2003 was $6.6 million, compared to $5.0 million in 2002. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2003 of approximately $2.5 million.

Costs associated with the Company's postretirement health benefits plan were $1.1 million and $0.9 million for 2003 and 2002, respectively. A one percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2003 of approximately $0.1 million. Based on current rates of increase in medical costs, a one percentage point adverse change in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

Insured Loss Liability Estimates

 As a result of relatively high deductible amounts under insurance coverage, the Company is primarily responsible for retained liabilities related to workers' compensation, vehicle and general liability and certain employee health benefits. The Company records an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per person maximum cap on certain employee medical benefits provided by a third-party insurance company. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

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

	Years Ended December 31,
	2003	2002	2001
Net income, as reported	$73,002	$60,228	$56,978
Add: Stock-based employee compensation expense included in reported net income, net of tax	46	683	688
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(6,829)	(9,587)	(5,178)

Pro forma net income	$66,219	$51,324	$52,488

Net income per share — basic:
As reported	$2.20	$1.81	$1.70
Pro forma	2.00	1.54	1.56
Net income per share — diluted:
As reported	$2.18	$1.78	$1.68
Pro forma	1.98	1.53	1.55

The weighted average assumptions used to value options and the weighted average fair value of options granted during 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Fair value of options granted	$10.94	$9.61	$12.73
Weighted average exercise price	37.80	25.37	32.87
Expected stock price volatility	38.8%	49.4%	51.0%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.3	2.7	4.6
Expected life of options (years)	3	3	3

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

Accumulated Other Comprehensive Loss

 Accumulated other comprehensive loss is a component of stockholders' equity and consists of unrealized translation adjustments and minimum pension liability adjustments. At December 31, 2003, 2002 and 2001 other comprehensive loss included the following (amounts in thousands):

	As of December 31,
	2003	2002	2001
Unrealized currency translation adjustments	$(424)	$(5,173)	$(3,196)
Minimum pension liability adjustments, net of tax	(7,881)	(6,811)	—

Total comprehensive loss	$(8,305)	$(11,984)	$(3,196)

New Accounting Pronouncements

 In December 2003, the FASB revised Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revisions include modifications to disclosure requirements for pension and other postretirement benefit plans, including additional information on changes in plan benefit obligations, plan investment strategies, and the types and fair values of plan assets. The new disclosure requirements are generally effective beginning with financial statements with fiscal years ending after December 15, 2003. The Company has adopted the disclosure requirements in these financial statements and such requirements did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 were generally effective beginning with the third quarter of 2003. The Company does not currently utilize financial instruments covered by SFAS No. 150 as part of its financing strategy. Accordingly, the adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). FSP No. 106-1 provides preliminary accounting guidance on how to account for the effects of the Act on postretirement benefit plans. As permitted by FSB No. 106-1, the Company has elected to defer accounting for the impact of the Act until the FASB issues final accounting guidance later in 2004. As a result, the Company's accrued postretirement benefit obligation and net periodic postretirement benefit cost recognized in the Company's Consolidated Financial Statements and accompanying Note 11, do not reflect the effects of the Act. In addition, specific authoritative guidance on the accounting for the Act is pending and that guidance, when issued, could require the Company to change previously reported information. The Company is currently evaluating the impact of the Act on its postretirement benefit plan.

3. Restructuring and Other Charges

2001 Restructuring Plan

 The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 (the "2001 Restructuring Plan") that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of TOP's call center operations and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next six years. The Company continues to actively pursue opportunities to sublet unused facilities.

During the third quarter 2001, the Company recorded a pre-tax restructuring charge of $47.6 million, or $0.85 per share (on an after-tax basis). This charge included a pre-tax cash charge of $31.7 million and a $15.9 million non-cash charge. The remaining accrual balances related to the 2001 Restructuring Plan as of December 31, 2003, are included in the combined table below.

2002 Restructuring Plan

 The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan (described above), further downsizing of TOP operations, including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center, closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. The 2002 Restructuring Plan included workforce reductions of 105 associates through involuntary separation programs. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next seven years. The Company continues to actively pursue opportunities to sublet unused facilities. Implementation costs associated with this restructuring plan were not material.

Upon adoption of the 2002 Restructuring Plan in the fourth quarter of 2002, the Company recorded pre-tax restructuring and other charges of $8.9 million, or $0.17 per share (on an after-tax basis). These charges included a pre-tax cash charge of $6.9 million for employment termination and severance costs and accrued exit costs and a $2.0 million non-cash charge for the write-down of certain e-commerce-related investments. The remaining accrual balances related to the 2002 and 2001 Restructuring Plans as of December 31, 2003, are as follows (in thousands):

	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Charge
Restructuring and other charges	$19,637	$18,973	$38,610	$17,928	$56,538
Amounts reversed into income in 2002	(503)	(197)	(700)	(1,725)	(2,425)
Amounts utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
2002	(13,273)	(2,627)	(15,900)	(278)	(16,178)
2003	(2,838)	(2,605)	(5,443)	—	(5,443)

Total amounts utilized	(19,134)	(6,458)	(25,592)	(16,203)	(41,795)

Accrued restructuring costs — as of December 31, 2003	$—	$12,318	$12,318	$—	$12,318

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

Based on the factors referenced above, management has determined that the Company has two operating segments, USSC (referred to by the Company as "Supply"), the first-tier operating subsidiary of United and Lagasse. Supply also includes operations in Canada and Mexico conducted through a USSC unincorporated branch and subsidiary, respectively, as well as Azerty, which has been consolidated into Supply.

Management has also concluded that the Company's two operating segments meet all of the aggregation criteria required by SFAS 131. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including gross margins and operating expenses and (5) regulatory environment. Management further believes aggregate presentation provides more useful information to the financial statement user and is, therefore, consistent with the principles and objectives of SFAS No. 131.

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as the largest broad line business products wholesaler in the United States and a provider of marketing and logistics services to resellers, with 2003 net sales of $3.8 billion—including foreign operations in Canada and Mexico. For the year ended December 31, 2003, 2002 and 2001, the Company's net sales from foreign operations in Canada were $195.3 million, $179.0 million and $180.4 million, respectively. Net sales from foreign operations in Mexico totaled $74.9 million, $68.9 million and $65.8 million for 2003, 2002 and 2001, respectively. The Company offers approximately 40,000 items from more than 400 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-users. These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers. At December 31, 2003 and 2002, long-lived assets of the Company's foreign operations in Canada were $14.3 million and $11.6 million, respectively. Long-lived assets of the Company's foreign operations in Mexico were $4.0 million for each of 2003 and 2002.

The Company's product offerings, comprised of more than 40,000 stockkeeping units (SKUs), may be divided into five primary categories. (i) The Company distributes traditional office products, which include both brand name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. (ii) The Company also offers computer supplies, and peripherals to computer resellers and office products dealers. (iii) The Company's sale of office furniture, such as leather chairs, wooden and steel desks and computer furniture. The Company currently offers nearly 5,500 furniture items from 60 different manufacturers. (iv). A fourth category janitorial and sanitation supplies, which includes safety and security items, and shipping and mailing supplies. The Company distributes these products through

24 Lagasse distribution centers to sanitary supply dealers. (v) The Company also distributes business machines and presentation products.

The Company's customers include office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitary supply distributors, drug and grocery store chains, and e-commerce dealers. No customer accounted for 10% or more of the Company's annual net sales for any of the years presented.

The following table shows net sales by product category for 2003, 2002 and 2001 (dollars in millions):

	Years Ended December 31,
	2003	2002	2001
Computer consumables	$1,578	$1,381	$1,349
Traditional office products	980	1,033	1,245
Office furniture	425	441	499
Facilities supplies	427	412	402
Business machines and presentation products	360	350	352
Freight revenue	53	54	60
Other	25	31	19

Total net sales	$3,848	$3,702	$3,926

Note: To conform with current year presentation, reclassifications between product catagories were made to the 2002 sales by product category amounts. The reclassifications did not impact total net sales.

5. Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Loss on sale of accounts receivable, net of servicing revenue	$3,450	$1,909	$7,045
Write down of assets held for sale	1,290	—	—
Other	86	512	(2,424	)(1)

Total	$4,826	$2,421	$4,621

(1)
Represents a net gain on the sale of a distribution center.

6. Receivables Securitization Program

General

 On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with Bank One, NA, as trustee (the "2003 Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One and PNC Bank act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The 2003 Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes this program to fund its cash requirements more cost effectively than under the 2003 Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company's 2003 Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

 The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Consolidated Financial Statements. At December 31, 2003, the Company sold $150 million of interests in trade accounts receivable, compared with $105 million at December 31, 2002. Accordingly, trade accounts receivable of $150 million as of December 31, 2003 and $105 million as of December 31, 2002 are excluded from the Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" included herein below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2003 ranged between 0.9% and 1.6%. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled approximately $3.5 million and $1.9 million for 2003 and 2002, respectively. Proceeds from the collections under this revolving agreement were $3.4 billion for 2003, compared with $3.1 billion for 2002. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

 The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $303.7 million and $296.6 million of trade receivables in the master trust as of December 31, 2003 and 2002 was $153.7 million and $191.6 million, respectively. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust that were written off during 2003 and 2002 were not material.

7. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and deferred stock units are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Numerator:
Net income	$73,002	$60,228	$56,978
Denominator:
Denominator for basic earnings per share —
Weighted average shares	33,116	33,240	33,561
Effect of dilutive securities:
Employee stock options	323	543	367

Denominator for diluted earnings per share —
Adjusted weighted average shares and the effect of dilutive securities	33,439	33,783	33,928

Net income per common share:
Net income per share — basic	$2.20	$1.81	$1.70
Net income per share — assuming dilution	$2.18	$1.78	$1.68

8. Long-Term Debt

United is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its operating subsidiary, USSC, and from borrowings by USSC. The 2003 Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to United.

Long-term debt consisted of the following amounts (dollars in thousands):

	As of December 31,
	2003	2002
Revolver	$10,500	$—
Tranche A term loan, due in installments until March 31, 2004	—	18,251
Tranche A-1 term loan, due in installments until June 30, 2005	—	78,125
8.375% Senior Subordinated Notes, due April 15, 2008	—	100,000
Industrial development bonds, at market-based interest rates, maturing in 2011	6,800	6,800
Industrial development bonds, at 66% to 78% of prime, maturing in 2004	—	8,000
Other long-term debt	24	73

Subtotal	17,324	211,249
Less — current maturities	(24)	(45,904)

Total	$17,300	$165,345

The Company has historically used both fixed-rate and variable or short-term rate debt. At December 31, 2003, 100% of the Company's outstanding debt and receivables sold under the Company's Receivables Securitization Program is priced at variable interest rates, compared to 32% of such outstanding amounts at December 31, 2002. The Company's variable rate debt is based primarily on the applicable prime rate or London InterBank Offered Rate ("LIBOR"). The prevailing prime rate was 4.0% at

December 31, 2003 and 4.3% at December 31, 2002. The LIBOR rate as of December 31, 2003 was approximately 1.5% at both December 31, 2003 and 2002.

2003 Credit Agreement

 In March 2003, the Company replaced its then existing senior secured credit facility (the "Prior Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "2003 Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The 2003 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $275 million. USSC may, upon the terms and conditions of the 2003 Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Prior Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.

The 2003 Credit Agreement provides for the issuance of letters of credit for amounts totaling up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate principal amount not to exceed $25 million at any one time outstanding. These amounts, as sublimits, do not increase the aggregate committed principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability. The revolving credit facility matures on March 21, 2008.

Obligations of USSC under the 2003 Credit Agreement are guaranteed by United and certain of USSC's domestic subsidiaries. USSC's obligations under the 2003 Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2003 Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

Loans outstanding under the 2003 Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Initial applicable margins are 0.50% and 2.00%, respectively.

The 2003 Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

Debt maturities under the 2003 Credit Agreement as of December 31, 2003, were as follows (dollars in thousands):

Year	Amount
2004	$—
2005	—
2006	—
2007	—
2008	10,500
Later years	—

Total	$10,500

As of December 31, 2003 and 2002, the Company had outstanding letters of credit of $15.1 million and $21.9 million, respectively.

8.375% Senior Subordinated Notes and Other Debt

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

During 2003, the Company redeemed one of its remaining industrial development bonds in the amount of $8 million, which was scheduled to mature on December 1, 2004. As of December 31, 2003 the Company has one remaining industrial development bond outstanding with a balance of $6.8 million.

9. Leases

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect at December 31, 2003 having initial or remaining non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

Year	Operating Leases(1)
2004	$40,992
2005	35,738
2006	29,588
2007	24,482
2008	21,457
Later years	46,292

Total minimum lease payments	$198,549

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $42.0 million, $48.0 million, and $44.7 million in 2003, 2002, and 2001, respectively.

10. Pension Plans and Defined Contribution Plan

Pension Plans

 As of December 31, 2003, the Company has pension plans covering approximately 4,200 of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses October 31 as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

 The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2003 and 2002 (amounts in thousands):

	2003	2002
Benefit obligation at beginning of year	$66,647	$55,526
Service cost — benefit earned during the period	4,452	3,873
Interest cost on projected benefit obligation	4,464	4,005
Plan amendments	851	198
Actuarial loss	6,371	4,600
Curtailment loss	—	178
Benefits paid	(1,643)	(1,733)

Benefit obligation at end of year	$81,142	$66,647

The accumulated benefit obligation for the plan at December 31, 2003 and 2002 totaled $73.7 million and $59.3 million, respectively.

Plan Assets and Investment Policies & Strategies

 The following table sets forth the change in the plans' assets for the years ended December 31, 2003 and 2002 (amounts in thousands):

	2003	2002
Fair value of plan assets at beginning of year	$39,959	$43,689
Actual return on plan assets	6,958	(2,027)
Company contributions	5,739	30
Benefits paid	(1,643)	(1,733)

Fair value of plan assets at end of year	$51,013	$39,959

The Company's pension plan weighted-average allocations, as a percentage of the fair value of total plan assets, at December 31, 2003 and 2002, by asset category are as follows:

Asset Category	2003	2002
Cash	2.8%	2.2%
Equity securities	61.9%	54.0%
Fixed income	34.9%	43.2%
Other	0.4%	0.6%

Total	100.0%	100.0%

The investment policies and strategies for the Company's pension plan assets are established with the goals of generating above-average investment returns over time, while containing risks within acceptable levels and providing adequate liquidity for the payment of plan obligations. The Company recognizes that there typically are tradeoffs among these objectives, and strives to minimize risk associated with a given expected return.

The plan assets are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. On an ongoing basis, the Company reviews plan assets for possible rebalancing among investments to remain consistent with target allocations. Actual plan asset allocation at December 31, 2003 and 2002 is consistent with the Company's target allocation ranges.

Plan Funded Status

 The following table sets forth the plans' funded status as of December 31, 2003 and 2002 (amounts in thousands):

	2003	2002
Funded status of the plan	$(30,129)	$(26,688)
Company contributions after measurement date	721	599
Unrecognized prior service cost	1,972	1,244
Unrecognized net actuarial loss	20,017	18,194

Net amount recognized	$(7,419)	$(6,651)

Components of Net Periodic Benefit Cost

 Net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 for pension and supplemental benefit plans includes the following components (amounts in thousands):

	2003	2002	2001
Service cost — benefit earned during the period	$4,452	$3,873	$3,452
Interest cost on projected benefit obligation	4,464	4,005	3,463
Expected return on plan assets	(3,486)	(3,666)	(4,809)
Amortization of prior service cost	123	133	126
Plan curtailment loss	—	416	10
Amortization of actuarial loss (gain)	1,075	276	(825)

Net periodic pension cost	$6,628	$5,037	$1,417

Assumptions Used

 The weighted-average assumptions used in accounting for the Company's defined benefit plans are set forth below:

	2003	2002	2001
Assumed discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	4.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%

To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2003 of approximately $2.5 million.

Contributions

 The Company expects to contribute $7.8 million to its pension plan in 2004.

Defined Contribution Plan

 The Company has a defined contribution plan. Salaried employees and non-union hourly paid employees are eligible to participate after completing six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employees' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match employees' contributions were approximately $3.1 million, $3.0 million and $3.6 million in 2003, 2002 and 2001, respectively.

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

Accrued Postretirement Benefit Obligation

 The following table provides the plan's change in Accrued Postretirement Benefit Obligation ("APBO") for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003	2002
Benefit obligation at beginning of year	$6,614	$5,542
Service cost — benefit earned during the period	619	530
Interest cost on projected benefit obligation	446	390
Plan participants' contributions	278	183
Actuarial loss	535	280
Curtailment gain	—	—
Benefits paid	(379)	(311)

Benefit obligation at end of year	$8,113	$6,614

Plan Assets and Investment Policies & Strategies

 The Company does not fund its postretirement benefit plan (see "Plan Funded Status" below). Accordingly, at December 31, 2003 and 2002, the postretirement benefit plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003	2002
Fair value of plan assets at beginning of year	$—	$—
Company contributions	101	128
Plan participants' contributions	278	183
Benefits paid	(379)	(311)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

 The Company's postretirement benefit plan is unfunded. The following table sets forth the plans' funded status as of December 31, 2003 and 2002 (dollars in thousands):

	2003	2002
Funded status of the plan	$(8,113)	$(6,614)
Unrecognized net actuarial loss	815	280

Accrued postretirement benefit obligation in the Consolidated Balance Sheets	$(7,298)	$(6,334)

Net Periodic Postretirement Benefit Cost

 The costs of postretirement healthcare benefits for the years ended December 31, 2003, 2002 and 2001 were as follows (dollars in thousands):

	2003	2002	2001
Service cost — benefit earned during the period	$619	$530	$620
Interest cost on projected benefit obligation	447	390	366
Curtailment gain	—	—	(174)

Net periodic postretirement benefit cost	$1,066	$920	$812

Assumptions Used

 The weighted-average assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

	2003	2002	2001
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.25%	6.75%	7.25%

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

During 2003, 2002 and 2001, options of approximately 1.1 million, 1.4 million and 1.1 million, respectively, were granted under the Plans to management employees and directors, with option exercise prices equal to fair market value, generally vesting ratably between three and five years and generally expire 10 years from the date of grant. As of December 31, 2003, there were 1.2 million shares available for future grant. The Company recorded compensation expense for all of its stock option and incentive plans of $0.1 million and $1.1 million for 2003 and 2002, respectively.

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

The following table summarizes the transactions of the Plans for the last three years:

Management Equity Plans (excluding restricted stock)	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price
Options outstanding — January 1	4,088,636	$25.37	3,183,928	$25.29	3,430,555	$23.13
Granted	1,100,300	37.80	1,350,962	25.37	1,093,740	32.87
Exercised	(1,601,501)	22.00	(276,696)	22.98	(640,084)	20.43
Canceled	(220,948)	29.20	(169,558)	27.63	(700,283)	27.61

Options outstanding — December 31	3,366,487	$30.78	4,088,636	$25.37	3,183,928	$25.29

Number of options exercisable	1,086,056	$28.39	1,882,842	$23.30	977,253	$19.66

The following table summarizes outstanding options granted under the Plans as of December 31, 2003:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
$10.81—20.00	10,400	9.3	—
20.01—25.00	741,510	7.2	295,270
25.01—30.00	939,048	8.1	403,913
30.01—35.00	596,929	7.4	376,873
35.01—40.00	1,063,600	9.7	10,000
40.01—45.00	15,000	9.9	—

Total	3,366,487	8.3	1,086,056

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

Directors Grant Plan

 During 2001, the Company established a Directors Grant Plan (the "Directors Plan") to retain directors who are not employees of the Company and to provide additional incentive for such directors to achieve the objectives and promote the business success of the Company by providing such individuals opportunities to acquire common shares of the Company through the settlement of deferred stock units. Each deferred stock unit is equal to one share of the Company's common stock. At such times as determined by the Board of Directors of the Company, each director of the Company who is not an employee of the Company may be granted up to 4,000 deferred stock units each year as determined by the Board of Directors in its sole discretion. Vesting terms will be determined at the time of the grant. No deferred stock units were granted under the Directors Plan during 2003 or 2002. As a result, no expense was recorded for this plan during 2003 or 2002.

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

For the year ended December 31, 2003 and 2002, the Company recorded compensation expense of approximately $0.2 million in each year related to this plan. As of December 31, 2003 and 2002, the accumulated number of stock units outstanding under this plan was 31,770 and 25,465, respectively.

13. Preferred Stock

The Company's authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. At December 31, 2003, the Company had no preferred stock outstanding and all 15 million shares are specified as undesignated preferred stock.

14. Income Taxes

The provision for income taxes consisted of the following (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Currently payable
Federal	$46,876	$27,596	$41,271
State	5,863	2,958	6,712

Total currently payable	52,739	30,554	47,983
Deferred, net—
Federal	(3,760)	5,023	(9,857)
State	(484)	564	(1,463)

Total deferred, net	(4,244)	5,587	(11,320)

Provision for income taxes	$48,495	$36,141	$36,663

The Company's effective income tax rates for the years ended December 31, 2003, 2002 and 2001 varied from the statutory federal income tax rate as set forth in the following table (dollars in thousands):

	Years Ended December 31,
	2003		2002		2001
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$44,664	35.0%	$33,728	35.0%	$32,774	35.0%
State and local income taxes—net of federal income tax benefit	3,446	2.7%	2,314	2.4%	3,371	3.6%
Non-deductible and other	385	0.3%	99	0.1%	518	0.6%

Provision for income taxes	$48,495	38.0%	$36,141	37.5%	$36,663	39.2%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (dollars in thousands):

	As of December 31,
	2003		2002
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$22,616	$—	$18,843	$—
Allowance for doubtful accounts	5,682	—	6,953	—
Inventory reserves and adjustments	—	10,227	—	14,950
Depreciation and amortization	—	35,464	—	33,325
Restructuring costs	4,727	—	10,185	—
Reserve for stock option compensation	728	—	1,183	—
Other	4,987	—	4,870	—

Total	$38,740	$45,691	$42,034	$48,275

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

15. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	Years Ended December 31,
	2003	2002	2001
Cash Paid During the Year For:
Interest	$7,336	$15,138	$27,036
Discount on the sale of trade accounts receivable	2,993	2,025	6,882
Income taxes, net	40,300	27,914	40,929

16. Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments is as follows (dollars in thousands):

	As of December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$10,307	$10,307	$17,426	$17,426
Current maturities of long-term debt	24	24	45,904	45,904
Long-term debt:
8.375% Subordinated Notes	—	—	100,000	101,240
All other	17,300	17,300	65,345	65,345

The fair value of the 8.375% Subordinated Notes is based on quoted market prices and quotes from counter parties.

17. Quarterly Financial Data—Unaudited

	Net Sales	Gross Profit	Net Income	Net Income Per Share— Basic(1)	Net Income Per Share— Assuming Dilution(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2003:
First Quarter	$970,220	$138,627	$12,676	$0.39	$0.39
Second Quarter	955,466	134,453	15,106	0.46	0.46
Third Quarter	979,430	145,750	23,297	0.70	0.69
Fourth Quarter	942,606	141,703	21,923	0.65	0.64

Total	$3,847,722	$560,533	$73,002	$2.20	$2.18

Year Ended December 31, 2002:
First Quarter	$948,092	$144,436	$24,152	$0.72	$0.70
Second Quarter	897,605	131,112	15,733	0.47	0.46
Third Quarter	932,486	135,714	18,947	0.57	0.57
Fourth Quarter	923,381	126,713	1,396	0.04	0.04

Total	$3,701,564	$537,975	$60,228	$1.81	$1.78

(1)
As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

Certain expense and cost of sale estimates are recorded throughout the year, including inventory shrinkage and obsolescence, required LIFO reserve, manufacturers' allowances, advertising costs and various expense items. During the fourth quarter of 2003, the Company recorded a favorable net income adjustment of approximately $2.7 million related to the refinement of estimates recorded in the prior three quarters. For the same period in 2002, the Company recorded a favorable net income adjustment of approximately $0.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)
As of December 31, 2003, the Company performed an evaluation, with the participation of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission.

(b)
There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report. In addition, the information contained under the captions "Proposal 1: Election of Directors-Director Nominees", "Proposal 1: Election of Directors-Continuing Directors" and "Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance" in United's Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The information required by Item 10 regarding the audit committee's composition and the presence of an audit committee financial expert is incorporated herein by reference to the information under the caption "Governance and Board Matters—Board Meetings and Attendance" and "—Board Committees—Audit Committee" in United's Proxy Statement for its 2004 Annual Meeting of Stockholders.

The Company has adopted a code of ethics (its "Code of Business Conduct") that applies to all directors, officers and employees, including the Company's president and chief executive officer, chief financial officer, and other executive officers identified pursuant to this Item 10. A copy of this Code of Business Conduct is available on the Investor Information portion of the Company's Web site www.unitedstationers.com. The Company intends to disclose any amendments to and waivers of its Code of Conduct by posting the required information at this Web site within the required time periods.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Director Compensation" and "Executive Compensation" in United's Proxy Statement for its Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders- Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders-Security Ownership of Management" in United's Proxy Statement for its 2004 Annual Meeting of Stockholders. Information relating to securities authorized for issuance under United's equity plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in United's Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in United's Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Information Regarding Auditors-Fee Information" in United's Proxy Statement for its 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)        The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Report of Management	31
	Report of Independent Auditors	32
	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	33
	Consolidated Balance Sheets as of December 31, 2003 and 2002	34
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001	35
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	36
	Notes to Consolidated Financial Statements	37
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	72
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

We are including as exhibits to this Annual Report on Form 10-K certain documents that we have previously filed with the SEC as exhibits, and we are incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under United's file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report on Form 10-K pursuant to Item 15(c) are listed below as Exhibits 10.22 through 10.39, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of July 1, 2000, among USSC, Corporate Express, Inc. and Corporate Express CallCenter Services, Inc. (Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 (the "2000 Form 10-K"))
2.2	Asset Purchase Agreement, dated June 14, 2000, among USSC, Axidata (1998) Inc. and Miami Computer Supply Corporation (Exhibit 2.5 to the Company's 2000 Form 10-K)
2.3
Stock Purchase Agreement, dated as of December 19, 2000, among Lagasse Bros., Inc., The Peerless Paper Mills and the shareholders of The Peerless Paper Mills (Exhibit 2.6 to the Company's 2000 Form 10-K)
3.1
Second Restated Certificate of Incorporation of United, dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2
Amended and Restated Bylaws of United, dated as of January 28, 2003. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K"))

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)
4.2
Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
4.3
Credit Agreement, dated as of March 21, 2003, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the "Lenders") and Bank One, NA, as administrative agent (Exhibit 4.8 to the 2002 Form 10-K)
4.4
Pledge and Security Agreement, dated as of March 21, 2003, by and between USSC as borrower, United, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively, the "Initial Guarantors"), and Bank One, NA as agent for the Lenders (Exhibit 4.9 to the 2002 Form 10-K)
4.5	Guaranty, dated as of March 21, 2003, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)
10.1	Second Amended and Restated Receivables Sale Agreement, dated as of March 28, 2003, among USSC, as seller, USFS, as purchaser, and USFS, as servicer (Exhibit 10.2 to the 2002 Form 10-K)
10.2	Amended and Restated USFS Receivables Sale Agreement, dated as of March 28, 2003, among USFS, as seller, USSR, as purchaser, and USFS as servicer (Exhibit 10.4 to the 2002 Form 10-K)
10.3	Second Amended and Restated Servicing Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, USSC, as support provider, and Bank One, NA, as trustee (Exhibit 10.6 to the 2002 Form 10-K)
10.4	Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, and Bank One, NA, as trustee (Exhibit 10.8 to the 2002 Form 10-K)
10.5
Series 2003-1 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Bank One, NA, as funding agent, Falcon Asset Securitization Corporation, as initial purchaser, the other parties from time to time thereto, and Bank One, NA, as trustee (Exhibit 10.9 to the 2002 Form 10-K)
10.6
Second Amended and Restated Series 2000-2 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and Bank One, NA, as trustee (Exhibit 10.11 to the 2002 Form 10-K)
10.7
Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the "1995 S-1")
10.8*	Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC
10.9	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC (Exhibit 10.8 to the Company's 2001 Form 10-K)

10.10
Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999 (the "1998 Form 10-K"))
10.11	Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc. (Exhibit 10.34 to the Company's 1995 S-1)
10.12*	Second Amendment to Industrial Lease, dated November 15, 2001 between Carol Point, LLC and USSC
10.13
First Amendment to Industrial Lease dated January 23, 1997 between ERI-CP, Inc. (successor to Carol Point Builders I) and USSC (successor to Associated Stationers, Inc.) (Exhibit 10.56 to the Company's Form S-2 (SEC File No. 333-34937) filed on October 3, 1997 (the "1997 S-2"))
10.14	Lease Agreement, dated April 19, 2000, between Corporate Estates, Inc., Mitchell Investments, LLC and USSC (Exhibit 10.39 to the Company's 2000 Form 10-K)
10.15
Lease Agreement, dated July 30,1999, between Valley View Business Center, Ltd. and USSC (Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 8, 2000)
10.16	Lease, dated as of April 17,1989, between Isaac Heller and USSC, as amended (Exhibit 10.39 to the Company's 1995 S-1)
10.17*	Sixth Amendment to Lease, dated December 19, 2003, between Three Thirty Nine-M-Edison and USSC
10.18	Lease Agreement, dated March 15, 2000, between Troy Hill I LLC and USSC (Exhibit 10.42 to the Company's 2000 Form 10-K)
10.19	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC (Exhibit 10.16 to the Company's 2001 Form 10-K)
10.20*	First Amendment to Industrial Lease Agreement, dated October 1, 2002, between Allianz Life Insurance Company of North America and USSC
10.21
Industrial Net Lease, effective January 16, 2002, by and between The Order People Company and New West Michigan Industrial Investors, L.L.C. and assigned to USSC (Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
10.22
United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002("Form 10-Q filed on November 14, 2002"))**
10.23	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.24	United Stationers Inc. Retention Grant Plan (Exhibit 10.20 to the Company's 2001 Form 10-K)**
10.25	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan (Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)**
10.26	United Stationers Inc. Directors Grant Plan (Exhibit 10.22 to the Company's 2001 Form 10-K)**

10.27	United Stationers Inc. and Subsidiary Companies Management Incentive Plan (Appendix B to United's definitive proxy statement filed on April 6, 2000)**
10.28	United Stationers Supply Co. Deferred Compensation Plan (Exhibit 10.48 to the Company's 2000 Form 10-K)**
10.29	First Amendment to the United Stationers Supply Co. Deferred Compensation Plan, effective as of November 30, 2001 (Exhibit 10.25 to the Company's 2001 Form 10-K)**
10.30*	Officer Medical Reimbursement Plan, as in effect as of December 22, 2003**
10.31	Executive Employment Agreement, effective as of July 22, 2002, by and among United, USSC, and Richard W. Gochnauer (Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 2002)**
10.32	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2003, by and among United, USSC and Richard W. Gochnauer**
10.33*	Amendment No. 2 to Executive Employment Agreement, dated as of December 31, 2003, by and among United, USSC, and Richard W. Gochnauer**
10.34
Form of Executive Employment Agreement effective as of July 1, 2002, entered into by United and USSC with each of Mark J. Hampton, Joseph R. Templet and Jeffrey G. Howard (Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2002)**
10.35
Form of Executive Employment Agreement, effective as of July 1, 2002 entered into by United and USSC with each of Kathleen S. Dvorak, Deidra D. Gold and John T. Sloan (Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 2002)**
10.36	Amendment No. 1 to Executive Employment Agreement, effective as of December 16, 2002, by and among United, USSC and John T. Sloan**
10.37
Form of Employment Agreement, effective as of July 1, 2002, entered into by United and USSC with each of Ronald C. Berg, James K. Fahey and Stephen A. Schultz (Exhibit 10.6 to the Company's Form 10-Q filed on November 14, 2002)**
10.38	Form of Indemnification Agreement entered into between the Company and United's directors and various executive officers (Exhibit 10.36 to the Company's 2001 Form 10-K)**
10.39
Form of Indemnification Agreement entered into by United and (for purposes of one provision) USSC with each of Richard W. Gochnauer, Mark J. Hampton, Joseph R. Templet, and other executive officers of United (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
21*	Subsidiaries of United
23*	Consent of Ernst & Young LLP, independent auditors
31.1*	Certification of Chief Executive Officer, dated as of March 15, 2004, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
31.2*	Certification of Chief Financial Officer, dated as of March 15, 2004, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Kathleen S. Dvorak

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer and Kathleen S. Dvorak

*
Filed herewith.

**
Represents a management contract or compensatory plan or arrangement

B)
Reports on Form 8-K:

  The Company furnished the following Current Reports on Form 8-K during the fourth quarter of 2003:

    (1)
    The Company furnished a Current Report on Form 8-K on October 24, 2003, reporting under Item 7 and Item 12 the Company's financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATIONERS INC.
BY:	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	March 15, 2004
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	President, Chief Executive Officer and a Director	March 15, 2004
/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ DANIEL J. GOOD Daniel J. Good	Director	March 15, 2004
/s/ ILENE S. GORDON Ilene S. Gordon	Director	March 15, 2004
/s/ ROY W. HALEY Roy W. Haley	Director	March 15, 2004
/s/ MAX D. HOPPER Max D. Hopper	Director	March 15, 2004
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	March 15, 2004
/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	March 15, 2004

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Description (amounts in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2001	$14,376	$6,248	$(7,162)	$13,462
2002	13,462	9,797	(4,756)	18,503
2003	18,503	8,018	(10,952)	15,569

(1)
—net of any recoveries

(2)
—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.