Form 10-Q
period 2004-03-31
UNITED STATIONERS INC
filed 2004-05-10
CIK 355999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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

        On May 6, 2004, the registrant had outstanding 33,853,969 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2004

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
United Stationers Inc.

        We have reviewed the accompanying condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income for the three month periods ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of United Stationers Inc. as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to a change in accounting principle for manufacturers' allowances. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP
Chicago, Illinois April 27, 2004

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(Unaudited) As of March 31, 2004	(Audited) As of December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$16,723	$10,307
Retained interest in receivables sold, less allowance for doubtful accounts of $3,229 in 2004 and $3,758 in 2003	229,059	153,722
Accounts receivable, less allowance for doubtful accounts of $12,030 in 2004 and $11,811 in 2003	154,568	195,433
Inventories	495,689	539,919
Other current assets	25,708	25,943

Total current assets	921,747	925,324
Property, plant and equipment, at cost	335,259	334,333
Less—accumulated depreciation and amortization	181,931	176,617

Net property, plant and equipment	153,328	157,716
Goodwill, net	182,327	182,474
Other	25,454	29,496

Total assets	$1,282,856	$1,295,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$349,674	$357,961
Accrued liabilities	125,238	135,604
Deferred credits	28,342	44,867
Current maturities of long-term debt	—	24

Total current liabilities	503,254	538,456
Deferred income taxes	21,465	21,624
Long-term debt	19,800	17,300
Other long-term liabilities	44,755	44,652

Total liabilities	589,274	622,032
Stockholders' equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—37,217,814 in 2004 and 2003	3,722	3,722
Additional paid-in capital	330,142	329,787
Treasury stock, at cost—3,369,659 shares in 2004 and 3,314,347 shares in 2003	(85,515)	(82,863)
Retained earnings	454,016	430,637
Accumulated other comprehensive loss	(8,783)	(8,305)

Total stockholders' equity	693,582	672,978

Total liabilities and stockholders' equity	$1,282,856	$1,295,010

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Net sales	$987,866	$970,220
Cost of goods sold	840,283	831,593

Gross profit	147,583	138,627
Operating expenses:
Warehousing, marketing and administrative expenses	108,245	103,529

Income from operations	39,338	35,098
Interest expense, net	629	3,226
Loss on early retirement of debt	—	808
Other expense, net	465	765

Income before income taxes and cumulative effect of a change in accounting principle	38,244	30,299
Income tax expense	14,865	11,515

Income before cumulative effect of a change in accounting principle	23,379	18,784
Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	—	(6,108)

Net income	$23,379	$12,676

Net income per share—basic:
Income before cumulative effect of a change in accounting principle	$0.69	$0.58
Cumulative effect of a change in accounting principle	—	(0.19)

Net income per share—basic	$0.69	$0.39

Average number of common shares outstanding—basic	33,905	32,545
Net income per share—diluted:
Income before cumulative effect of a change in accounting principle	$0.68	$0.57
Cumulative effect of a change in accounting principle	—	(0.18)

Net income per share—diluted	$0.68	$0.39

Average number of common shares outstanding—diluted	34,461	32,740

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$23,379	$12,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,973	7,916
(Gain) loss on the disposition of plant, property and equipment	(528)	16
Amortization of capitalized financing costs	180	1,038
Cumulative effect of a change in accounting principle, net of tax	—	6,108
Write down of assets held for sale	300	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	40,760	39,193
(Increase) decrease in retained interest in receivables sold, net	(75,337)	9,986
Decrease in inventory	44,074	52,573
Increase in other assets	(636)	(240)
(Decrease) increase in accounts payable	(8,268)	13,719
Decrease in accrued liabilities	(10,240)	(2,610)
Decrease in deferred credits	(16,525)	(16,575)
(Decrease) increase in deferred taxes	(159)	682
Increase (decrease) in other liabilities	104	(568)

Net cash provided by operating activities	4,077	123,914
Cash Flows From Investing Activities:
Capital expenditures	(2,358)	(1,087)
Proceeds from the disposition of property, plant and equipment	4,702	26

Net cash provided by (used in) investing activities	2,344	(1,061)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	—	(104,390)
Net borrowings under revolver	2,500	—
Issuance of treasury stock	595	1,579
Acquisition of treasury stock, at cost	(2,926)	—
Payment of employee withholding tax related to stock option exercises	(86)	(497)

Net cash provided by (used in) financing activities	83	(103,308)
Effect of exchange rate changes on cash and cash equivalents	(88)	89

Net change in cash and cash equivalents	6,416	19,634
Cash and cash equivalents, beginning of period	10,307	17,426

Cash and cash equivalents, end of period	$16,723	$37,060

Other Cash Flow Information:
Income taxes paid, net	$(572)	$1,464
Interest paid	356	1,418
Discount on the sale of accounts receivable	644	643

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 2003, which was derived from the December 31, 2003 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for further information.

        In the opinion of the Company's management, the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, manufacturers' allowances, inventory, customer rebates, price changes and product mix. The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate. In addition, certain amounts from prior periods have been reclassified to conform to the 2004 presentation.

        The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary, United Stationers Supply Co. ("USSC"), and its subsidiaries (collectively, the "Company"). The Company is the largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers, with annual net sales of approximately $3.8 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 400 manufacturers. These items include a broad spectrum of traditional office products, computer consumables, office furniture, business machines and presentation products, and janitorial and sanitation supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

Common Stock Repurchase

        As of March 31, 2004, the Company had authority to repurchase approximately $24 million of its common stock. All common stock repurchases are executed under authorization given by the Company's Board of Directors on July 1, 2002. In addition, the 2003 Credit Agreement (described in Note 6) limits the Company's stock repurchases to the greater of $50 million or $50 million plus 25% of the Company's net income (or minus 25% of any loss) in each fiscal quarter, beginning with the fiscal quarter ended June 30, 2003. During the three months ended March 31, 2004, the Company repurchased 75,000 shares of its common stock at a cost of $2.9 million. The Company did not repurchase any stock during the first three months of 2003. A summary of total shares repurchased and the remaining authorization is as follows (amounts in millions, except share data):

	Share Repurchases History
	Cost	Shares
2004 repurchases	$2.9	75,000
2002 repurchases	23.1	858,964

Total repurchases	$26.0	933,964

Remaining Authorization
Total amount remaining under authorization:
Authorized amount	$50.0
Less: total repurchases	(26.0)

Remaining authorization	$24.0

        Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

        Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the three months ended March 31, 2004 and 2003, the Company reissued 19,688 and 128,381 shares, respectively, of treasury stock, primarily to fulfill its obligations under its equity incentive plans.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The Condensed Consolidated Financial Statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates.

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

Manufacturers' Allowances and Cumulative Effect of a Change in Accounting Principle

        Manufacturers' allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated manufacturers' allowances and promotional incentives. These allowances and incentives are estimated on an on going basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results. Reported results reflect management's best current estimate of such allowances and incentives.

        Approximately 40% to 45% of the Company's estimated annual manufacturers' allowances and incentives are fixed based on vendor participation in various Company advertising and marketing publications. Fixed allowances and incentives are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.

        The remaining 55% to 60% of the Company's estimated annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold. The potential amount of variable manufacturers' allowances often differs based on purchase volume by manufacturer and product category. As a result, lower Company purchase volume and product sales mix changes can make it difficult to reach some manufacturers' allowance growth hurdles.

        Effective January 1, 2003, the Company adopted EITF Issue No. 02-16. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives that are described above.

Cash Equivalents

        All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Valuation of Accounts Receivable

        The Company makes judgments as to the collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable down to estimated net realizable value. To determine the allowance for doubtful accounts, management reviews the risk related to specific customers, including accounts receivable concentrations, and the Company's overall accounts receivable aging.

Inventories

        Inventory constituting approximately 90% of total inventory at both March 31, 2004 and December 31, 2003 has been valued under the last-in, first-out ("LIFO") accounting method and the remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $23.1 million and $22.9 million higher than reported at March 31, 2004 and December 31, 2003, respectively. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Insured Loss Liability Estimates

        As a result of relatively high deductible amounts under insurance coverage, the Company is primarily responsible for retained liabilities related to workers' compensation, vehicle and general liability and certain employee health benefits. The Company records an expense for paid and open claims and for claims incurred but not yet reported based on historical trends and on certain assumptions about future events. The Company has an annual per person maximum cap on certain employee medical benefits provided by a third-party insurance company. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

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

        In conformity with SFAS No. 123 and SFAS No. 148 supplemental disclosures are provided below. Several valuation models are available for determining fair value. For purposes of these supplemental disclosures, the Company uses the Black-Scholes option-pricing model to determine the fair value of its stock options. Had compensation cost been determined on the fair value basis of SFAS No. 123, net income and earnings per share would have been adjusted as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2004	2003
Net income, as reported	$23,379	$12,676
Add: Stock-based employee compensation expense included in reported net income, net of tax	11	12
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(2,106)	(1,365)

Pro forma net income	$21,284	$11,323

Net income per share—basic:
As reported	$0.69	$0.39
Pro forma	0.63	0.35
Net income per share—diluted:
As reported	$0.68	$0.39
Pro forma	0.62	0.35

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

3. Restructuring and Other Charges

2001 Restructuring Plan

        The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 (the "2001 Restructuring Plan") that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of The Order People's ("TOP") call center operations and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next six years. The Company continues to actively pursue opportunities to sublet unused facilities.

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

        The remaining accrual balances related to the 2002 and 2001 Restructuring Plans as of March 31, 2004, are as follows (in thousands):

	Employment Termination and Severance Costs	Accrued Exit Costs	Total Accrued Restructuring Charge	Non-Cash Asset Write-Downs	Total Restructuring Charge
Restructuring and other charges	$19,637	$18,973	$38,610	$17,928	$56,538
Amounts reversed into income in 2002	(503)	(197)	(700)	(1,725)	(2,425)
Amounts utilized:
2001	(3,023)	(1,226)	(4,249)	(15,925)	(20,174)
2002	(13,273)	(2,627)	(15,900)	(278)	(16,178)
2003	(2,838)	(2,605)	(5,443)	—	(5,443)
Year-to-date March 31, 2004	—	(512)	(512)	—	(512)

Total amounts utilized	(19,134)	(6,970)	(26,104)	(16,203)	(42,307)

Accrued restructuring costs—as of March 31, 2004	$—	$11,806	$11,806	$—	$11,806

4. Comprehensive Income

        The following table sets forth the computation of comprehensive income:

	For the Three Months Ended March 31,
(dollars in thousands)
	2004	2003
Net income	$23,379	$12,676
Unrealized currency translation adjustment	(478)	1,223

Total comprehensive income	$22,901	$13,899

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

	For the Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$23,379	$12,676
Denominator:
Denominator for basic earnings per share—weighted average shares	33,905	32,545
Effect of dilutive securities:
Employee stock options	556	195

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	34,461	32,740

Net income per share:
Net income per share—basic	$0.69	$0.39
Net income per share—diluted	$0.68	$0.39

6. Long-Term Debt

        United is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its operating subsidiary, USSC, and from borrowings by USSC. The 2003 Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to United.

        Long-term debt consisted of the following amounts (dollars in thousands):

	As of March 31, 2004	As of December 31, 2003
Revolver	$13,000	$10,500
Industrial development bond, maturing in 2011	6,800	6,800
Other long-term debt	—	24

Subtotal	19,800	17,324
Less—current maturities	—	(24)

Total	$19,800	$17,300

        At March 31, 2004 and December 31, 2003, all of the Company's outstanding debt and receivables sold under the Company's Receivables Securitization Program is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime rate or London InterBank Offered Rate ("LIBOR"). The prevailing prime rate was 4.0% at both March 31, 2004 and December 31, 2003. The LIBOR rate as of March 31, 2004 was approximately 1.3%, compared to 1.5% at December 31, 2003.

2003 Credit Agreement

        In March 2003, the Company replaced its then existing senior secured credit facility (the "Prior Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "2003 Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The 2003 Credit Agreement provides for a revolving credit facility (the "Revolver") with an aggregate committed principal amount of $275 million. USSC may, upon the terms and conditions of the 2003 Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Prior Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.

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

        Loans outstanding under the 2003 Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Initial applicable margins were 0.50% and 2.00%, respectively.

        The 2003 Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

        Debt maturities under the 2003 Credit Agreement as of March 31, 2004, are as follows (dollars in thousands):

Year	Amount
2004 - 2007	$—
2008	13,000
Later years	—

Total	$13,000

8.375% Senior Subordinated Notes, Other Debt and Letters of Credit

        On April 28, 2003, the Company redeemed the entire $100 million outstanding principal amount of its 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. The 8.375% Notes were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture and were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year. In connection with the redemption of the Notes, the Company recorded a pre-tax cash charge of $4.2 million and $1.7 million relating to the write-off of associated deferred financing costs in the second quarter of 2003.

        As of March 31, 2004, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

        As of both March 31, 2004 and December 31, 2003, the Company had outstanding letters of credit of $15.1 million.

7. Receivables Securitization Program

General

        On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "2003 Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One and PNC Bank act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The 2003 Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1. Fifth Third Bank was added as an additional funding agent at March 26, 2004.

        The Company utilizes this program to fund its cash requirements more cost effectively than under the 2003 Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program liquidity was renewed on

March 26, 2004. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company's 2003 Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. At March 31, 2004, the Company sold $100 million of interests in trade accounts receivable, compared with $150 million at December 31, 2003. Accordingly, trade accounts receivable of $100 million as of March 31, 2004 and $150 million as of December 31, 2003 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" below.

        The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during the first quarter of 2004 was 1.1%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled approximately $0.7 million for the first quarter of 2004, compared with $0.8 million for the first quarter of 2003. Proceeds from the collections under this revolving agreement for the quarters ended March 31, 2004 and 2003 were $859.0 million and $838.2 million, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption "Other Expense, net."

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $329.1 million and $303.7 million of trade receivables in the master trust as of March 31, 2004 and December 31, 2003 was $229.1 million and $153.7 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

        The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust and written off during the first quarter of 2004 were not material.

8. Retirement Plans

Pension and Postretirement Health Benefit Plans

        The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company's retirement plans, see Notes 10 and 11 to the Company's Consolidated Financial Statements for the year ended December 31, 2003. A summary of net periodic benefit cost related to the Company's pension and postretirement health benefit plan for the three months ended March 31, 2004 and 2003 is as follows (amounts in thousands):

	Pension Benefits		Postretirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2004	2003	2004	2003
Service cost—benefit earned during the period	$1,231	$1,073	$179	$155
Interest cost on projected benefit obligation	1,253	1,116	126	112
Expected return on plan assets	(1,070)	(870)	—	—
Amortization of prior service cost	51	31	—	—
Amortization of actuarial loss	287	269	—	—

Net periodic pension or postretirement cost	$1,752	$1,619	$305	$267

        During the first quarter of 2004, the Company made contributions of $1.0 million to its pension plans, compared with $0.6 million in the same quarterly period in 2003.

Defined Contribution Plan

        The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employees' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match employees' contributions were $0.9 million in the first quarter of 2004, compared with $0.7 million in first quarter of 2003.

9. Recent Accounting Pronouncements

        In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). FSP No. 106-1 provides preliminary accounting guidance on how to account for the effects of the Act on postretirement benefit plans. As permitted by FSP No. 106-1, the Company has elected to defer accounting for the impact of the Act until the FASB issues final accounting guidance later in 2004. As a result, amounts related to the Company's postretirement benefit plan recognized in the Company's Condensed Consolidated Financial Statements and accompanying Note 8, do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the Act is pending and that guidance, when issued, could require the Company to change previously reported information. The Company is currently evaluating the impact of the Act on its postretirement benefit plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. These include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management's current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, but are not limited to:

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

  •
  reliance on key management personnel;

  •
  acts of terrorism or war;

  •
  uncertainties surrounding the Sarbanes-Oxley Act of 2002, including new rulemaking by the Securities and Exchange Commission;

  •
  and prevailing economic conditions and changes affecting the business products industry and the general economy.

        Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

        The following is a summary of selected trends that are known, or expected, to have a significant impact on the Company's performance.

  •
  While some positive employment data was seen in the latter part of the first quarter of 2004, unemployment in the quarter was high relative to recent years and has made sales growth challenging for the Company, particularly unemployment among the white-collar workers who comprise a significant part of the market served by the Company's reseller customers. To avoid or delay hiring additional employees, many companies were asking existing workers to become more productive, contributing to the "jobless recovery." Some companies were also using temporary workers or delaying hiring until they are certain an economic recovery will be sustained.

  •
  Computer consumables and audio/visual continue to be the Company's largest product category by sales volume. This category grew by nearly 2% in the first quarter of 2004 versus the same period in 2003. The growth in this category is primarily attributable to office workers' increasing reliance on office technology. Computer consumables generally have lower gross margins than the Company's other product categories, although the associated operating costs are typically lower than operating costs for the other product categories distributed by the Company.

  •
  Budget constraints are limiting some companies' purchases to products that are critical to operating their businesses while deferring high-margin discretionary purchases such as office furniture. This has put downward pressure on the Company's gross margin as a result of the shift in product mix. Furniture sales in the first quarter of 2004 rose 2.8% versus the same period last year. This is the first quarter of growth in nine quarters.

  •
  Independent dealers account for a significant percentage of the Company's net sales. Their continued viability and success are important to future sales and earnings growth. Independent dealers face significant challenges, including weak end-consumer demand as a result of macroeconomic pressures and increasing competition from existing national resellers. National resellers may have competitive advantages over independent dealers, such as greater economies of scales, bigger marketing and advertising budgets and larger retail and online presence and scope. Independent dealers typically compete with national resellers by providing value-added services.

  •
  The Company's gross margin has declined over the past several years. The annual gross margin percentage was essentially flat between 2003 and 2002. The Company experienced a slightly higher gross margin rate during the first quarter of 2004 versus the same period in 2003 and the exit rate at the end of 2003. This increase resulted primarily from increased vendor allowances achieved through enhanced supplier programs, initiatives to reduce the resulting loss on damaged merchandise and initiatives to reduce net delivery expense. Gross margin pressures are expected to continue if sales volume continues to shift toward lower-margin technology products.

Recent Results

        Sales for the second quarter to date (as of this filing) are up slightly. Recent economic reports are encouraging for the expansion of white-collar employment, which is closely tied to sales in the business products industry. The Company's recent sales results in janitorial and sanitation products and furniture are favorable signs of a better operating environment for the Company.

Critical Accounting Estimates

        The Company considers an accounting estimate to be critical if: (1) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate is made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that management reasonably could have used in the current period, which could have a material impact on the Company's financial condition or results of operations.

        As described in Note 2 of the Notes to the Company's Condensed Consolidated Financial Statements, preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company's reported financial results. Historically, actual results have not significantly deviated from those determined using the estimates described below.

Revenue Recognition

        Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate requires management to make certain estimates and judgments, including estimating the amount of future returns of products sold in the current period. This estimate is based on historical product-return trends and the gross margin associated with those returns. The risk in the methodology used is the dependence on historical information for product returns and gross margins to record an estimate of future product returns. If actual product returns on current period sales differ from historical trends, the amounts estimated for product returns (which reduce net sales) for the period may be overstated or understated, causing actual results of operation or financial condition to differ from those expected.

Valuation of Accounts Receivable

        The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated net realizable value. To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process. First, a general allowance percentage is applied to accounts receivables generated as a result of sales. This percentage is based on historical trends for customer write-offs. Periodically, management reviews this allowance percentage, based on current information and trends. Second, management reviews specific customers accounts receivable balances and specific customer circumstances to determine whether further allowance is necessary. As part of this specific customer analysis, management will consider items such as bankruptcy filings, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical balances.

        The primary risk in the methodology used to estimate the allowance for doubtful accounts is its dependence on historical information to predict the collectability of accounts receivable and the availability of current financial information from customers. In addition, to the extent actual collections of accounts receivable differ from historical trends, the allowance for doubtful accounts and related expense for the current period may be overstated or understated.

Manufacturers' Allowances and Cumulative Effect of a Change in Accounting Principle

        Manufacturers' allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed in Note 2 to the Condensed Consolidated Financial Statements, and increased by estimated manufacturers' allowances and promotional incentives. These allowances and incentives are estimated on an on going basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results. Reported results reflect management's best current estimate of such allowances and incentives.

        Approximately 40% to 45% of the Company's estimated annual manufacturers' allowances and incentives are fixed based on vendor participation in various Company advertising and marketing publications. Fixed allowances and incentives are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.

        The remaining 55% to 60% of the Company's estimated annual manufacturers' allowances and incentives are variable, based on the volume of the Company's product purchases from manufacturers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold. The potential amount of variable manufacturers' allowances often differs based on purchase volume by manufacturer and product category. As a result, lower Company purchase volume and product sales mix changes can make it difficult to reach some manufacturers' allowance growth hurdles.

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

Insured Loss Liability Estimates

        As a result of relatively high deductible amounts under insurance coverage, the Company is primarily responsible for retained liabilities related to workers' compensation, vehicle and general liability and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per person maximum cap on certain employee medical benefits provided by a third-party insurance company. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

Income taxes

        The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These differences result in the recognition of deferred tax assets and liabilities. The tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company. Management's estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

Inventories

        Inventory constituting approximately 90% of total inventory at both March 31, 2004 and December 31, 2003 has been valued under the last-in, first-out ("LIFO") accounting method and the remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $23.1 million and $22.9 million higher than reported at March 31, 2004 and December 31, 2003, respectively. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Selected Comparative Results for the Three Months Ended March 31, 2004 and 2003

        The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	85.1	85.7

Gross margin	14.9	14.3
Operating expenses
Warehousing, marketing and administrative expenses	10.9	10.7

Income from operations	4.0	3.6
Interest expense, net	0.1	0.3
Loss on early retirement of debt	—	0.1
Other expense, net	—	0.1

Income before income taxes and cumulative effect of a change in accounting principle	3.9	3.1
Income tax expense	1.5	1.2

Income before cumulative effect of a change in accounting principle	2.4	1.9
Cumulative effect of a change in accounting principle	—	(0.6)

Net income	2.4%	1.3%

Results of Operations—Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

        Net Sales.    Net sales for the first quarter of 2004 were $987.9 million, up 1.8% compared with sales of $970.2 million for the first quarter of 2003. The Company benefited from one additional selling day during the first quarter of 2004 versus the same period in 2003. However, on a comparative basis to the first quarter of 2003, net sales for the first quarter of 2004 were negatively impacted by a

$25 million loss of volume from a customer at the Company's Canadian division. The following table summarizes net sales by product category for quarters ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Computer consumables	$393	$387
Traditional office products	256	259
Janitorial and sanitation supplies	115	104
Office furniture	109	106
Audio/visual	94	92
Other	21	22

Total net sales	$988	$970

        Sales in the computer consumables and audio/visual categories grew 1.7% in the first quarter of 2004 compared to the prior year period. These categories represent the largest percentage of the Company's consolidated net sales. The majority of the above referenced $25 million loss of volume at the Company's Canadian division was concentrated in the computer consumables category. To further increase the growth in these categories, the Company is now the only wholesale distributor for these products where orders can be electronically transmitted, picked, packed, shipped and invoiced with 20,000 other office products. This allows our customers to eliminate costs and time they had previously incurred to separately order, track and coordinate multiple shipments, which may be delivered to different consumer locations.

        Sales rose 10.6% in the janitorial and sanitation product category compared to the prior year quarter and accounted for nearly 12% of the Company's sales. Growth in this sector was primarily due to continued growth at large distributors the Company serves. In addition, the Company is building new programs and launching new initiatives to help drive continued growth in this category. One initiative is to become the single source supplier for office products dealers for purchases of janitorial and sanitation supplies and office products.

        Office furniture sales in the first quarter of 2004 increased 2.8% compared to the same quarterly period in 2003. Office furniture accounts for 11% of the Company's net sales. This is the first quarter of growth in this product category in the last nine quarters.

        Traditional office products represented approximately 26% percent of the Company's sales in the first quarter of 2004. Sales of traditional office products experienced a decline of 1.2% versus the prior year quarter. Sales in this category continue to be under pressure, as end-user demand for discretionary office products remains weak.

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the three months ended March 31, 2004 was $147.6 million, compared to $138.6 million in the prior year quarter.

        The gross margin rate (gross profit as a percentage of net sales) in the first quarter of 2004 was 14.9%, compared with 14.3% in the same period last year. The Company's gross margin rate was positively impacted by a 0.3 percentage point reduction in net delivery expense and a 0.2 percentage point reduction in losses from damaged merchandise primarily as a result of internal initiatives. In addition, the gross margin rate benefited by 0.2 percentage points from increased manufacturers' allowances due to supplier program enhancements.

        Operating Expenses.    Operating expenses for the first quarter of 2004 were $108.2 million, or 10.9% of sales, compared with $103.5 million, or 10.7% of sales, in the same three-month period last year. During the first quarter of 2004, the Company incurred an incremental $1.0 million for expenses related to building its category management and operational teams. Approximately $2.5 million for higher employee benefit costs including healthcare claims and workers' compensation also negatively impacted operating expenses. The Company is experiencing higher per claim cost for healthcare and workers' compensation due to the continued double-digit growth in medical care costs.

        Interest Expense, net.    Net interest expense for the first quarter of 2004 totaled $0.6 million, compared with $3.2 million in the same period last year. This decline reflects savings due to the redemption of the 8.375% Notes financed primarily through the Company's lower-cost Receivables Securitization Program.

        Loss on Early Retirement of Debt.    During the first quarter of 2003, the Company recorded a loss on early retirement of debt totaling $0.8 million associated with the write-off of deferred financing costs related to replacement of its Prior Credit Agreement with the 2003 Credit Agreement (see Note 6 to the Condensed Consolidated Financial Statements). No such loss was recognized in the first quarter of 2004.

        Other Expense, net.    Net other expense for the three months ended March 31, 2004 totaled $0.5 million compared with $0.8 million for the same three-month period last year. Net other expense for the three months ended March 31, 2004 included $0.3 million related to the write-down of certain assets held for sale, $0.7 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below), offset by a gain of $0.5 million from the disposition of property, plant and equipment.

        Cumulative Effect of a Change in Accounting Principle.    During the first quarter of 2003, the Company recorded a cumulative effect of a change in accounting principle of $6.1 million, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2 to the Condensed Consolidated Financial Statements). No such charge was recorded in the first quarter of 2004.

        Income Taxes.    Income tax expense totaled $14.9 million in the first quarter of 2004, compared with $11.5 million during the first quarter of 2003. The Company's effective tax rate for the first quarter of 2004 was 38.9%, compared with 38.0% in the first quarter of 2003. This increase is a result of the projected annual pre-tax earnings mix between states and legal entities as well as changes to state tax rates.

        Net Income.    For the three months ended March 31, 2004, the Company recorded net income of $23.4 million, or $0.68 per diluted share, compared with net income of $12.7 million, or $0.39 per diluted share for the same period in 2003. Net income and diluted earnings per share for the first quarter of 2003 include charges related to the cumulative effect of a change in accounting principle related to the adoption of EITF Issue No. 02-16 of $6.1 million after tax, or $0.18 per diluted share and for the early retirement of debt of $0.8 million ($0.5 million after tax), or $0.02 per diluted share. For further information on EITF Issue No. 02-16 or the early retirement of debt, see Notes 2 and 6, respectively, to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

  General

        United is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and cash from borrowings by USSC. Restrictive covenants in USSC's debt agreements restrict USSC's ability to pay cash dividends and make other distributions to United. In addition, the right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC. The Company's outstanding debt under

GAAP, together with funds generated from the sale of receivables under the Company's off-balance sheet Receivables Securitization Program consisted of the following amounts (in thousands):

	As of March 31, 2004	As of December 31, 2003
Revolver	$13,000	$10,500
Industrial development bonds, at market-based interest rates, maturing in 2011	6,800	6,800
Other long-term debt	—	24

Debt under GAAP	19,800	17,324
Accounts receivable sold(1)	100,000	150,000

Adjusted debt	119,800	167,324
Stockholders' equity	693,582	672,978

Total capitalization	$813,382	$840,302

Adjusted debt-to-total capitalization ratio	14.7%	19.9%

(1)
See discussion under Receivables Securitization Program

        The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as "Debt under GAAP"). Under GAAP, accounts receivable sold under the Company's Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt.

        During the three months ended March 31, 2004, the Company utilized cash flow to reduce adjusted debt. Under GAAP, total debt outstanding during the first quarter of 2004 increased by $2.5 million as a result of additional borrowings under the Company's Revolver. Considered in conjunction with accounts receivable sold under the Company's Receivables Securitization Program, adjusted debt declined by $47.5 million during the first three months of 2004. At March 31, 2004, the Company's adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company's Receivables Securitization Program as debt) was 14.7%, compared to 19.9% at December 31, 2003.

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

        Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at March 31, 2004, is summarized below:

Availability ($in millions)
Funded debt	$19.8
Accounts receivable sold	100.0

Total utilized financing		$119.8
Revolving Credit Facility availability	246.9
Availability under the Receivables Securitization Program	125.0

Total unutilized		371.9

Total available financing, before restrictions		491.7
Restrictive covenant limitation		—

Total available financing at March 31, 2004		$491.7

        Restrictive covenants under the 2003 Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. At March 31, 2004, the leverage ratio covenant in the Company's 2003 Credit Agreement did not impact the Company's $492 million of available total funding from debt and the sale of accounts receivable (as shown above).

        The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  2003 Credit Agreement

        In March 2003, the Company replaced its then existing senior secured credit facility (the "Prior Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "2003 Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, United, as guarantor, the various lenders and Bank One, NA, as administrative agent. The 2003 Credit Agreement provides for a revolving credit facility (the "Revolver") with an aggregate committed principal amount of $275 million. USSC may, upon the terms and conditions of the 2003 Credit Agreement, seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Prior Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.

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

        Loans outstanding under the 2003 Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Initial applicable margins were 0.50% and 2.00%, respectively.

        The 2003 Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

        Debt maturities under the 2003 Credit Agreement as of March 31, 2004, are as follows (dollars in thousands):

Year	Amount
2004	$—
2005	—
2006	—
2007	—
2008	13,000
Later years	—

Total	$13,000

Off-Balance Sheet Arrangements—Receivables Securitization Program

  General

        On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "2003 Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to the Receivables Company. The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One and PNC Bank act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The 2003 Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1. Fifth Third Bank was added as an additional funding agent at March 26, 2004.

        The Company utilizes this program to fund its cash requirements more cost effectively than under the 2003 Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program liquidity was renewed on March 26, 2004. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company's 2003 Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

  Financial Statement Presentation

        The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. At March 31, 2004, the Company sold $100 million of interests in trade accounts receivable, compared with $150 million at December 31, 2003. Accordingly, trade accounts receivable of $100 million as of March 31, 2004 and $150 million as of December 31, 2003 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" below.

        The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during the first quarter of 2004 was 1.1%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled approximately $0.7 million for the first quarter of 2004, compared with $0.8 million in the first quarter of 2003. Proceeds from the collections under this revolving agreement for the quarters ended March 31, 2004 and 2003 were $859.0 million and $838.2 million, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption "Other Expense, net."

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs.

  Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $329.1 million and $303.7 million of trade receivables in the master trust as of March 31, 2004 and December 31, 2003 was $229.1 million and $153.7 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

        The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust and written off during the first quarter of 2004 were not material.

Cash Flow

        Cash flows for the Company for the three months ended March 31, 2004 and 2003 are summarized below (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities	$4,077	$123,914
Net cash provided by (used in) investing activities	2,344	(1,061)
Net cash provided by (used in) financing activities	83	(103,308)

  Cash Flow From Operations

        A key strength of our business is our ability to consistently generate strong cash from operations. The Company's cash from operations is generated primarily from net income and improvements in working capital. Net cash provided by operating activities for the quarter ended March 31, 2004 reached $4.1 million, compared with $123.9 million in the same quarter of 2003. Higher net income and improved working capital management, including a $44.1 million reduction in inventories as a result of better inventory management, positively impacted net cash provided by operating activities in the first quarter of 2004.

        Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations. Since the Company's retirement of its 8.375% Notes and replacement of the Prior Credit Agreement (see Note 6 to the Condensed Consolidated Financial Statements for a discussion of these events), the Receivables Securitization Program is the Company's primary financing mechanism. The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold. Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the three months ended March 31, 2004 and 2003 is provided below as an additional liquidity measure (in millions):

	For the Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net cash provided by operating activities	$4.1	$123.9
Excluding the change in accounts receivable sold	50.0	(55.0)

Net cash provided by operating activities excluding the effects of receivables sold	$54.1	$68.9

Cash Flows From Financing Activities:
Net cash used in financing activities	$0.1	$(103.3)
Including the change in accounts receivable sold	(50.0)	55.0

Net cash used in financing activities including the effects of receivables sold	$(49.9)	$(48.3)

  Cash Flow From Investing Activities

        Net cash provided by investing activities for the quarter ended March 31, 2004 was $2.3 million, compared with a net use of cash for investing activities of $1.1 million in the first quarter of 2003. For both the three months ended March 31, 2004 and 2003, the Company's cash from or used for investing activities related exclusively to net capital expenditures for ongoing operations and proceeds from the disposition of plant property, and equipment.

        Funding for gross capital expenditures for the quarter ended March 31, 2004 and 2003 totaled $2.4 million and $1.1 million, respectively. Proceeds from the disposition of property, plant and equipment totaled $4.7 million for the first quarter of 2004, compared with less than $0.1 million in the same quarter of 2003. Proceeds from the disposition of plant, property and equipment for the first quarter of 2004 include $4.4 million for the sale of the Company's Detroit distribution center. As a result of the proceeds from the disposition of property, plant and equipment and low capital spending, net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) were negative during the first quarter of 2004. Net capital expenditures in the first three months of 2004 were ($2.3) million, compared with $1.1 million in the comparable three month period in 2003. Capitalized software costs for the periods ended March 31, 2004 and 2003 were $0.7 million and $0.4 million, respectively. As a result, net capital spending totaled ($1.6) million in the first quarter of 2004, compared to $1.5 million in the first quarter of 2003. The Company expects net capital spending for the remainder of 2004 to be approximately $15 million.

        Net capital spending is provided as an additional measure of investing activities. The most directly comparable financial measure calculated and presented in accordance with GAAP is capital expenditures (as defined). Under GAAP, capital expenditures are required to be included on the cash flow statement under the caption "Net Cash Used in Investing Activities." The Company's accounting policy is to include capitalized software (system costs) in "Other Assets." GAAP requires that "Other Assets" be included on the cash flow statements under the caption "Net Cash Provided by Operating Activities." Internally, the Company measures cash used in investing activities including capitalized software. A reconciliation of net capital spending to capital expenditures is provided as follows (in millions):

	For the Three Months Ended March 31,
			Forecast Year Ending 2004
	2004	2003
Net Capital Spending
Capital expenditures	$2.4	$1.1	$20.0
Proceeds from the disposition of property, plant and equipment	(4.7)	—	(10.0)

Net cash (provided by) used in investing activities	(2.3)	1.1	10.0
Capitalized software	0.7	0.4	5.0

Net capital spending	$(1.6)	$1.5	$15.0

  Cash Flow From Financing Activities

        In the first quarter of 2004, financing activities were a nominal source of cash for the Company, compared to a use of cash in the prior year period as a result of the Company's continued debt reduction efforts in that period. Net cash provided by financing activities was $0.1 million in the first quarter of 2004, compared to a use of cash totaling $103.3 million in the first three months of 2003. Cash flow provided by financing activities during the first quarter of 2004 resulted primarily from additional borrowings under the Company's Revolver of $2.5 million, offset by $2.9 million the Company expended to repurchase its common stock during the quarter (see "Common Stock Repurchase" caption in Note 1 to the Condensed Consolidated Financial Statements). Net cash used in financing activities during the first quarter of 2003 included $104.4 million in repayments and retirement of long-term debt, partially offset by $1.6 million in proceeds from the issuance of treasury stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

        The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at March 31, 2004 of $19.8 million, $100 million of receivables sold under the Receivables Securitization Program and the Company's $229.1 million retained interest in the master trust (as defined above).

        The Company has historically used both fixed-rate and variable or short-term rate debt. At March 31, 2004, all of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime or London InterBank Offered Rate ("LIBOR"). The prevailing prime interest rate was 4.0% at March 31, 2004 and the LIBOR rate as of March 31, 2004 was approximately 1.3%. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.0 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

  (a)
  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management performed an evaluation, with the participation of the Company's its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

  (b)
  There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

        The following table summarizes purchases of the Company's common stock during the first quarter of 2004:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2004	75,000	(2)	$39.01	75,000	$23,944,620

(1)
The Company announced on July 1, 2002 that its Board of Directors authorized the purchase of up to $50 million of the Company's common stock.

(2)
All share purchases were executed under the Company's stock purchase authorization.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

Exhibit No.	Description
3.1	Second Restated Certificate of Incorporation of United, dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2
Amended and Restated Bylaws of United, dated as of January 28, 2003. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K"))
4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)
4.2
Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
4.3
Credit Agreement, dated as of March 21, 2003, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the "Lenders") and Bank One, = NA, as administrative agent (Exhibit 4.8 to the 2002 Form 10-K)
4.4
Pledge and Security Agreement, dated as of March 21, 2003, by and between USSC as borrower, United, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively, the "Initial Guarantors"), and Bank One, NA as agent for the Lenders (Exhibit 4.9 to the 2002 Form 10-K)
4.5	Guaranty, dated as of March 21, 2003, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)
10.1*
Series 2004-1 Supplement, dated as of March 26, 2004 to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003 by and among USS Receivables Company, Ltd. ("USSR"), United Stationers Financial Services LLC ("USFS"), Fifth Third Bank (Chicago) and JPMorgan Chase Bank.
10.2*
Omnibus Amendment, dated as of March 26, 2004, by and among the Company, USSR, USFS, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding Corporation, Bank One, NA (Main Office Chicago) and JPMorgan Chase Bank.
15.1*	Letter regarding unaudited interim financial information.
15.2*	Letter regarding unaudited interim financial information.
31.1*	Certification of Chief Executive Officer, dated as of May 7, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, dated as of May 7, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 7, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(b)
Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the first quarter of 2004:

    •
    The Company filed a Current Report on Form 8-K on January 30, 2004, reporting under Item 12 the Company's financial results for the fourth quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. (Registrant)

Date: May 7, 2004	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)

QuickLinks

PART II—OTHER INFORMATION