Form 10-Q
period 2004-06-30
UNITED STATIONERS INC
filed 2004-08-06
CIK 355999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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

Yes ☒            No ☐

        On August 4, 2004, the registrant had outstanding 33,225,210 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Stationers Inc.

        We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to a change in accounting principle for supplier allowances. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Chicago, Illinois July 20, 2004

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(Unaudited) As of June 30, 2004	(Audited) As of December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,800	$10,307
Retained interest in receivables sold, less allowance for doubtful accounts of $3,421 in 2004 and $3,758 in 2003	222,218	153,722
Accounts receivable, less allowance for doubtful accounts of $11,631 in 2004 and $11,811 in 2003	149,266	195,433
Inventories	516,579	539,919
Other current assets	24,676	25,943

Total current assets	925,539	925,324
Property, plant and equipment, at cost	334,609	334,333
Less—accumulated depreciation and amortization	184,240	176,617

Net property, plant and equipment	150,369	157,716
Goodwill, net	182,107	182,474
Other	20,947	29,496

Total assets	$1,278,962	$1,295,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$361,145	$357,961
Accrued liabilities	120,646	135,604
Deferred credits	11,488	44,867
Current maturities of long-term debt	—	24

Total current liabilities	493,279	538,456
Deferred income taxes	20,997	21,624
Long-term debt	30,000	17,300
Other long-term liabilities	44,586	44,652

Total liabilities	588,862	622,032
Stockholders' equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—37,217,814 in 2004 and 2003	3,722	3,722
Additional paid-in capital	330,468	329,787
Treasury stock, at cost—3,995,324 shares in 2004 and 3,314,347 shares in 2003	(109,185)	(82,863)
Retained earnings	475,045	430,637
Accumulated other comprehensive loss	(9,950)	(8,305)

Total stockholders' equity	690,100	672,978

Total liabilities and stockholders' equity	$1,278,962	$1,295,010

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$966,678	$955,466	$1,954,544	$1,925,686
Cost of goods sold	823,933	821,013	1,664,216	1,652,606

Gross profit	142,745	134,453	290,328	273,080
Operating expenses:
Warehousing, marketing and administrative expenses	107,008	102,211	215,253	205,740

Income from operations	35,737	32,242	75,075	67,340
Interest expense, net	626	1,537	1,255	4,763
Loss on early retirement of debt	—	5,885	—	6,693
Other expense, net	924	455	1,389	1,220

Income before income taxes and cumulative effect of a change in accounting principle	34,187	24,365	72,431	54,664
Income tax expense	13,158	9,259	28,023	20,774

Income before cumulative effect of a change in accounting principle	21,029	15,106	44,408	33,890
Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	—	—	—	(6,108)

Net income	$21,029	$15,106	$44,408	$27,782

Net income per share—basic:
Income before cumulative effect of a change in accounting principle	$0.63	$0.46	$1.32	$1.04
Cumulative effect of a change in accounting principle	—	—	—	(0.19)

Net income per share—basic	$0.63	$0.46	$1.32	$0.85

Average number of common shares outstanding—basic	33,545	32,802	33,721	32,674
Net income per share—diluted:
Income before cumulative effect of a change in accounting principle	$0.62	$0.46	$1.30	$1.03
Cumulative effect of a change in accounting principle	—	—	—	(0.18)

Net income per share—diluted	$0.62	$0.46	$1.30	$0.85

Average number of common shares outstanding—diluted	34,049	33,108	34,250	32,873

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$44,408	$27,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,813	15,160
Gain on the disposition of plant, property and equipment	(245)	(457)
Amortization of capitalized financing costs	330	2,909
Cumulative effect of a change in accounting principle, net of tax	—	6,108
Write down of assets held for sale	300	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	45,663	33,445
(Increase) decrease in retained interest in receivables sold, net	(68,496)	66,226
Decrease in inventory	22,601	50,367
Increase in other assets	(767)	(9,164)
Increase in accounts payable	3,335	7,359
Decrease in accrued liabilities	(14,649)	(18,031)
Decrease in deferred credits	(33,379)	(33,675)
(Decrease) increase in deferred taxes	(627)	1,325
Decrease in other liabilities	(66)	(426)

Net cash provided by operating activities	12,221	148,928
Cash Flows From Investing Activities:
Capital expenditures	(6,298)	(5,322)
Proceeds from the disposition of property, plant and equipment	9,967	3,609

Net cash provided by (used in) investing activities	3,669	(1,713)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	(24)	(204,403)
Net borrowings under revolver	12,700	56,500
Issuance of treasury stock	1,162	7,448
Acquisition of treasury stock, at cost	(26,868)	—
Payment of employee withholding tax related to stock option exercises	(174)	(2,569)

Net cash used in financing activities	(13,204)	(143,024)
Effect of exchange rate changes on cash and cash equivalents	(193)	503

Net change in cash and cash equivalents	2,493	4,694
Cash and cash equivalents, beginning of period	10,307	17,426

Cash and cash equivalents, end of period	$12,800	$22,120

Other Cash Flow Information:
Income taxes paid, net	$19,152	$22,887
Interest paid	611	6,475
Discount on the sale of accounts receivable	1,153	1,355

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

        In the opinion of the management of the Company (as hereafter defined), the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the Company's results for such interim periods and its financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes and product mix. The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate. In addition, certain amounts from prior periods have been reclassified to conform to the 2004 presentation.

        The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. ("United") with its wholly owned subsidiary, United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, the "Company"). The Company is North America's largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers, with trailing 12-month net sales of approximately $3.9 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers approximately 40,000 items from more than 400 suppliers. These items include a broad spectrum of traditional office supplies, technology products, office furniture, and janitorial and sanitation supplies. The Company serves office products dealers and contract stationers, national mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, and e-commerce merchants. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end users. These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

Common Stock Repurchase

        As of June 30, 2004, the Company had substantially completed the approximately $50 million share repurchase limit authorized by the Company's Board of Directors on July 1, 2002. During the six months ended June 30, 2004, the Company repurchased 720,200 shares of its common stock at an aggregate cost of $26.9 million. The Company did not repurchase any stock during 2003. A summary of total shares repurchased and the completion of the 2002 repurchase authority is as follows (amounts in millions, except share data):

	Share Repurchases History
	Cost		Shares
July 1, 2002 Authorization:
Authorized		$50.0
2004 repurchases	$(26.9)		720,200
2002 repurchases	(23.1)		858,964

Total repurchases		$(50.0)	1,579,164

Remaining repurchase authorized at June 30, 2004		$—

        Effective June 30, 2004, the 2003 Credit Agreement was amended (as described in Note 6) to, among other things, increase the stock repurchase limit by $200 million. On July 22, 2004, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase an additional $100 million of the Company's common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

        Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the six months ended June 30, 2004 and 2003, the Company reissued 39,223 and 478,124 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

        Various assumptions and other factors underlie the determination of significant accounting estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product purchase or sales volume and mix, and in some cases, actuarial techniques. The Company periodically reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described below.

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

        Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company's customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes. Reported results reflect management's current estimate of such rebates. Changes in estimates of sales volumes, product mix, customer mix or sales patterns, or actual results that vary from such estimates, may impact future results.

Supplier Allowances and Cumulative Effect of a Change in Accounting Principle

        Supplier allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated supplier allowances and promotional incentives. These allowances and incentives are estimated on an ongoing basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results. Reported results reflect management's current estimate of such allowances and incentives.

        Approximately 40% to 45% of the Company's estimated annual supplier allowances and incentives are fixed based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.

        The remaining 55% to 60% of the Company's estimated annual supplier allowances and incentives are variable, based on the volume of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold. The potential amount of variable supplier allowances often differs based on purchase volume by supplier and product category. As a result, the mix and volume of the Company's purchases among its suppliers can make it difficult to reach certain supplier allowance growth hurdles.

        Effective January 1, 2003, the Company adopted EITF Issue No. 02-16. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from suppliers for participation in the Company's advertising publications. Adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives that are described above.

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

Inventories

        Inventory constituting approximately 90% of total inventory at both June 30, 2004 and December 31, 2003 has been valued under the last-in, first-out ("LIFO") accounting method. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $24.1 million and $22.9 million higher than reported at June 30, 2004 and December 31, 2003, respectively. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

        In conformity with SFAS No. 123 and SFAS No. 148, supplemental disclosures are provided below. Several valuation models are available for determining fair value. For purposes of these supplemental disclosures, the Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. Had compensation cost been determined on such a fair value basis in conformity with SFAS No. 123, net income and earnings per share would have been adjusted as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$21,029	$15,106	$44,408	$27,782
Add: Stock-based employee compensation expense included in reported net income, net of tax	11	11	22	23
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,934)	(1,280)	(4,040)	(2,243)

Pro forma net income	$19,106	$13,837	$40,390	$25,562

Net income per share—basic:
As reported	$0.63	$0.46	$1.32	$0.85
Pro forma	0.57	0.42	1.20	0.78
Net income per share—diluted:
As reported	$0.62	$0.46	$1.30	$0.85
Pro forma	0.56	0.42	1.18	0.78

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

3.    Restructuring and Other Charges

2001 Restructuring Plan

        The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 (the "2001 Restructuring Plan") that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of the call center operations of The Order People ("TOP") and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next six years. The Company continues to actively pursue opportunities to sublet unused facilities.

2002 Restructuring Plan

        The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan (described below), further downsizing of TOP operations (including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. The 2002 Restructuring Plan included workforce reductions of 105 associates through involuntary separation programs. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next seven years. The Company continues to actively pursue opportunities to sublet unused facilities. Implementation costs associated with this restructuring plan were not material.

        At June 30, 2004, the Company has accrued restructuring costs on its balance sheet of approximately $11.2 million for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three and six month periods ended June 30, 2004 totaled $0.6 million and $1.1 million, respectively. During the same comparable three and six month periods in 2003, net cash payments related to the 2002 and 2001 Restructuring Plans were $1.4 million and $4.0 million, respectively.

4.    Comprehensive Income

        The following table sets forth the computation of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)
	2004	2003	2004	2003
Net income	$21,029	$15,106	$44,408	$27,782
Unrealized currency translation adjustment	(1,167)	2,906	(1,645)	4,129

Total comprehensive income	$19,862	$18,012	$42,763	$31,911

5.    Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised or otherwise converted into common stock. Stock options and deferred stock units are considered dilutive securities. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$21,029	$15,106	$44,408	$27,782
Denominator:
Denominator for basic earnings per share—weighted average shares	33,545	32,802	33,721	32,674
Effect of dilutive securities:
Employee stock options	504	306	529	199

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	34,049	33,108	34,250	32,873

Net income per share:
Net income per share—basic	$0.63	$0.46	$1.32	$0.85
Net income per share—diluted	$0.62	$0.46	$1.30	$0.85

6.    Long-Term Debt

        United is a holding company and, as a result, its primary sources of funds are cash generated from the operations of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2003 Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to United.

        Long-term debt consisted of the following amounts (dollars in thousands):

	As of June 30, 2004	As of December 31, 2003
Revolver	$23,200	$10,500
Industrial development bond, maturing in 2011	6,800	6,800
Other long-term debt	—	24

Subtotal	30,000	17,324
Less—current maturities	—	(24)

Total	$30,000	$17,300

        At June 30, 2004 and December 31, 2003, all of the Company's outstanding debt and receivables sold under the Company's 2003 Receivables Securitization Program (defined below) is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime rate or one-month London InterBank Offered Rate ("LIBOR"). The prevailing prime rate was 4.0% at both June 30, 2004 and December 31, 2003. The one-month LIBOR rate as of June 30, 2004 was approximately 1.4%, compared to 1.1% at December 31, 2003.

2003 Credit Agreement and 2004 Amendment

        In March 2003, the Company replaced its then existing senior secured credit facility (the "Prior Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "2003 Credit Agreement") dated as of March 21, 2003 by and among USSC, as borrower, United, as guarantor, various lenders and Bank One, NA, as administrative agent. The 2003 Credit Agreement provides for a revolving credit facility (the "Revolver") with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the 2003 Credit Agreement, USSC may seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Prior Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003. The 2003 Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

        Effective June 30, 2004, the Company entered into an amendment (the "Amendment") to the 2003 Credit Agreement. Prior to the Amendment, the 2003 Credit Agreement restricted the ability of each of United and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to United to fund certain expenses. It also limited the amount of USSC distributions to United to enable United to repurchase its own shares of common stock. The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company's consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options. As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the 2003 Credit Agreement, the Amendment affords the Company an additional $200 million to use for share repurchases, dividends or other permitted distributions.

        The 2003 Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolver. The Revolver matures on March 21, 2008.

        Obligations of USSC under the 2003 Credit Agreement are guaranteed by United and certain of USSC's domestic subsidiaries. USSC's obligations under the 2003 Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2003 Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

        Loans outstanding under the 2003 Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Applicable margins are 0.50% and 2.00%, respectively.

        Debt maturities under the 2003 Credit Agreement as of June 30, 2004, are as follows (dollars in thousands):

Year	Amount
2004 - 2007	$—
2008	23,200
Later years	—

Total	$23,200

8.375% Senior Subordinated Notes, Other Debt and Letters of Credit

        On April 28, 2003, the Company redeemed the entire $100 million outstanding principal amount of its 8.375% Senior Subordinated Notes ("8.375% Notes" or the "Notes") at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. The 8.375% Notes were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture and were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year. In connection with the redemption of the Notes, the Company recorded a pre-tax cash charge of $4.2 million for the required redemption premium and a pre-tax non-cash charge of $1.7 million relating to the write-off of associated deferred financing costs in the second quarter of 2003.

        As of June 30, 2004, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

        As of both June 30, 2004 and December 31, 2003, the Company had outstanding letters of credit of $15.1 million.

7.    2003 Receivables Securitization Program

General

        On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "2003 Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The 2003 Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

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

Financial Statement Presentation

        The 2003 Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. At June 30, 2004, the Company sold $124 million of interests in trade accounts receivable, compared with $150 million at December 31, 2003. Accordingly, trade accounts receivable of $124 million as of June 30, 2004 and $150 million as of December 31, 2003 are excluded from the Condensed Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" below.

        The Company recognizes certain costs and/or losses related to the 2003 Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the 2003 Receivables Securitization Program during the first six months of 2004 was 1.1%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled approximately $1.3 million for the first six months of 2004, compared with $1.7 million for the six months ended June 30, 2003. Proceeds from the collections under this revolving agreement for the six months ended June 30, 2004 and 2003 were $1.7 billion for each period. All costs and/or losses related to the 2003 Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption "Other Expense, net."

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $346.2 million and $303.7 million of trade receivables in the master trust as of June 30, 2004 and December 31, 2003 was $222.2 million and $153.7 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

        The Company measures the fair value of its retained interest throughout the term of the 2003 Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust and written off during the second quarter of 2004 were not material.

8.    Retirement Plans

Pension and Postretirement Healthcare Benefit Plans

        The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement healthcare benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company's retirement plans, see Notes 10 and 11 to the Company's Consolidated Financial Statements for the year ended December 31, 2003. A summary of net periodic benefit cost related to the Company's pension and postretirement healthcare benefit plans for the three and six months ended June 30, 2004 and 2003 is as follows (amounts in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service cost—benefit earned during the period	$1,231	$1,073	$2,462	$2,146
Interest cost on projected benefit obligation	1,253	1,116	2,506	2,232
Expected return on plan assets	(1,070)	(870)	(2,140)	(1,740)
Amortization of prior service cost	51	31	102	62
Amortization of actuarial loss	287	269	574	538

Net periodic pension cost	$1,752	$1,619	$3,504	$3,238

	Postretirement Healthcare
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service cost—benefit earned during the period	$179	$155	$358	$310
Interest cost on projected benefit obligation	126	112	252	224
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	—	—	—	—

Net periodic postretirement healthcare benefit cost	$305	$267	$610	$534

        During the three and six month periods ended June 30, 2004, the Company made cash contributions of $6.9 million and $7.8 million, respectively, to its pension plans. During the same three and six month periods in 2003, the Company made cash contributions to its pension plans of $3.9 million and $4.5 million, respectively.

Defined Contribution Plan

        The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions. The Plan also provides for discretionary Company contributions and Company contributions matching employees' salary deferral contributions, at the discretion of the Board of Directors. The

Company recorded an expense of $0.8 million and $1.7 million for the Company match of employee contributions to the 401(k) Plan during the three and six month periods ended June 30, 2004. During the same periods last year, the Company recorded $0.8 million and $1.5 million of expense for the same match.

9.    Recent Accounting Pronouncements

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"). FSP No. 106-2 supersedes FSP No. 106-1 and provides guidance on the accounting for the effects of the Medicare Act on postretirement health benefit plans. In addition, FSP No. 106-2 requires certain financial statement disclosures regarding the effects of the Medicare Act. The Company does not believe adoption of FSP No. 106-2 will have a material impact on its financial position or results of operations.

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

  •
  changing customer demand toward manufacturer direct purchases;

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

Business Overview

        The following is a summary of selected known trends, events or uncertainties that the Company believes may have a significant impact on its performance.

  •
  While some positive employment data was seen in the later part of the first half of 2004, unemployment remains relatively high. Unemployment levels, job creation and office space utilization are directional indicators of business-related spending for business products and therefore sales growth may continue to be challenging for the Company.

  •
  Technology products continue to be the Company's largest product category by sales volume. Technology products generally have lower gross margins than the Company's other product categories, although the associated operating costs are typically lower than operating costs for the other product categories distributed by the Company. Sales in this category during the second quarter of 2004 versus the same period in 2003 has declined slightly. The Company believes its value proposition as a single source for technology and other office products should help generate demand for technology products.

  •
  Office furniture sales during the second quarter of 2004 rose 4.2% versus the same period last year. Industry forecasts for office furniture sales continue to show an improving trend and the Company believes it will benefit from more favorable market conditions.

  •
  Independent dealers account for a significant percentage of the Company's net sales. Their continued viability and success are important to future sales and earnings growth for the Company. Independent dealers face increasing competition from existing national resellers who are targeting the middle market. National resellers may have competitive advantages over independent dealers, such as greater economies of scale, greater marketing, advertising and financial resources, as well as a broader retail and online presence. Independent dealers typically compete with national resellers by providing greater service flexibility and offering other value-added services.

Recent Results

        Sales per selling day for the third quarter to date (as of this filing) are up approximately 4%. The Company's recent sales growth in the janitorial and sanitation and furniture product categories are indicators of a potentially improving economic environment for the Company.

New Stock Repurchase Program

        On July 22, 2004, the Company's Board of Directors approved a new share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of the Company's common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Critical Accounting Estimates

        The Company considers an accounting estimate to be critical if: (1) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate is made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that management reasonably could have used in the current period, could have a material impact on the Company's financial condition or results of operations.

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

Supplier Allowances

        Supplier allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed in Note 2 to the Condensed Consolidated Financial Statements, and increased by estimated supplier allowances and promotional incentives. These allowances and incentives are estimated on an ongoing basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results. Reported results reflect management's current estimate of such allowances and incentives.

        Approximately 40% to 45% of the Company's estimated annual supplier allowances and incentives are fixed based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.

        The remaining 55% to 60% of the Company's estimated annual supplier allowances and incentives are variable, based on the volume of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold. The potential amount of variable supplier allowances often differs based on purchase volume by supplier and product category. As a result, the mix and volume of the Company's purchases among its suppliers can make it difficult to reach supplier allowance growth hurdles.

Customer Rebates

        Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales.

        Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company's customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes. Reported results reflect management's current estimate of such rebates. Changes in estimates of sales volumes, product mix, customer mix or sales patterns, or actual results that vary from such estimates, may impact future results.

Revenue Recognition

        Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management establishes a reserve and records an estimate for future product returns related to revenue recognized in the current period. This estimate requires management to make certain estimates and judgments, including estimating the amount of future returns of products sold in the current period. This estimate is based on historical product-return trends and the gross margin associated with those returns. This methodology involves some risk and uncertainty due to its dependence on historical information for product returns and gross margins to record an estimate of future product returns. If actual product returns on current period sales differ from historical trends, the amounts estimated for product returns (which reduce net sales) for the period may be overstated or understated, causing actual results of operation or financial condition to differ from those expected.

Valuation of Accounts Receivable

        The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts. This allowance adjusts gross trade accounts receivable downward to its estimated collectible, or net realizable value. To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process. First, a general allowance percentage is applied to accounts receivables generated as a result of sales. This percentage is based on historical trends for customer write-offs. Periodically, management reviews this allowance percentage, based on current information and trends. Second, management reviews specific customers accounts receivable balances and specific customer circumstances to determine whether further allowance is necessary. As part of this specific customer analysis, management will consider items such as bankruptcy filings, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances.

        The primary risks in the methodology used to estimate the allowance for doubtful accounts are its dependence on historical information to predict the collectability of accounts receivable and the sometime unavailability of current financial information from customers. To the extent actual collections of accounts receivable differ from historical trends, the allowance for doubtful accounts and related expense for the current period may be overstated or understated.

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

Income taxes

        The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These differences result in the recognition of deferred tax assets and liabilities. The tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company. Management's estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

Inventories

        Inventory constituting approximately 90% of total inventory at both June 30, 2004 and December 31, 2003 has been valued under the last-in, first-out ("LIFO") accounting method. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $24.1 million and $22.9 million higher than reported at June 30, 2004 and December 31, 2003, respectively. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Selected Comparative Results for the Three Months and Six Months Ended June 30, 2004 and 2003

        The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.2	85.9	85.2	85.8

Gross margin	14.8	14.1	14.8	14.2
Operating expenses
Warehousing, marketing and administrative expenses	11.1	10.7	11.0	10.7

Income from operations	3.7	3.4	3.8	3.5
Interest expense, net	—	0.2	0.1	0.3
Loss on early retirement of debt	—	0.6	—	0.3
Other expense, net	0.1	—	0.1	0.1

Income before income taxes and cumulative effect of a change in accounting principle	3.6	2.6	3.6	2.8
Income tax expense	1.4	1.0	1.4	1.1

Income before cumulative effect of a change in accounting principle	2.2	1.6	2.2	1.7
Cumulative effect of a change in accounting principle	—	—	—	0.3

Net income	2.2%	1.6%	2.2%	1.4%

Results of Operations—Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

        Net Sales.    Net sales for the second quarter of 2004 were $966.7 million, up 1.2% compared with sales of $955.4 million for the second quarter of 2003. The following table summarizes net sales by product category for the second quarters of 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
Technology products	$433	$439
Traditional office supplies	282	284
Janitorial and sanitation supplies	118	106
Office furniture	111	106
Other	23	20

Total net sales	$967	$955

        Sales in the technology products category declined 1.3% in the second quarter of 2004 compared to the prior year period. This category continues to represent the largest percentage of the Company's consolidated net sales (approximately 45%). The decline in sales in this category was due in part to the loss of $18 million of quarter-over-quarter volume in lower-margin technology products at the Company's Canadian division. Despite this slight sales decline, the Company believes it offers an attractive value proposition, in that a customer's technology product orders can be electronically transmitted, and then packed, shipped and invoiced, with a wide range of other office products. This allows customers to eliminate costs and time they otherwise would incur to separately order, track, coordinate and process invoices for multiple shipments.

        Traditional office supplies represented approximately 29% percent of the Company's sales in the second quarter of 2004. Sales of traditional office supplies declined slightly versus the prior year quarter.

        Sales growth in the janitorial and sanitation product category remained strong, rising 10.8% compared to the prior year quarter and this category accounted for 12% of the Company's second quarter sales. Growth in this sector was primarily due to continued growth with large distributors the Company serves. In addition, the Company is launching new initiatives to help drive continued growth in this category. One initiative is to become the single source supplier of janitorial and sanitation supplies for office products dealers.

        Office furniture sales in the second quarter of 2004 increased 4.2% compared to the same quarterly period in 2003. Office furniture accounted for 12% of the Company's sales during the second quarter of 2004. This category benefited from positive economic trends, including reductions in white-collar unemployment and increases in office space occupancy.

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the three months ended June 30, 2004 was $142.7 million, compared to $134.5 million in the prior year quarter.

        The gross margin rate (gross profit as a percentage of net sales) in the second quarter of 2004 was 14.8%, compared with 14.1% in the same period last year. The Company's gross margin rate was positively impacted by various factors, including a 0.4 percentage point increase in supplier allowances due to program enhancements and a 0.3 percentage point reduction in net delivery expense as a result of internal initiatives.

        Operating Expenses.    Operating expenses for the three months ended June 30, 2004 were $107.0 million, or 11.1% of sales, compared with $102.2 million, or 10.7% of sales, in the same three-month period last year. Operating expenses for the second quarter of 2004 included an additional $1.0 million related to building the Company's category management and operational teams. In addition, the Company incurred an incremental $2.8 million in costs to improve the Company's information technology and operational capabilities. These improvements are aimed at reducing operational costs and increasing gross profit.

        Interest Expense, net.    Net interest expense for the second quarter of 2004 totaled $0.6 million, compared with $1.5 million in the same period last year. This decline primarily reflects lower borrowing rates.

        Other Expense, net.    Net other expense for the three months ended June 30, 2004 totaled $0.9 million compared with $0.5 million for the same three-month period last year. Net other expense for the three months ended June 30, 2004 and 2003 included $0.6 million and $0.9 million, respectively, associated with the sale of certain trade accounts receivable through the 2003 Receivables Securitization Program (described below). In addition, the three months ended June 30, 2004 included a loss of $0.3 million from the disposition of property, plant and equipment, compared to a gain of $0.5 million in the same period of 2003.

        Income Taxes.    Income tax expense totaled $13.2 million in the second quarter of 2004, compared with $9.3 million during the second quarter of 2003. The Company's effective tax rate for the second quarter of 2004 was 38.5%, compared with 38.0% in the second quarter of 2003. This increase is a result of the projected annual pre-tax earnings and the mix of those earnings between states and legal entities, as well as changes to state tax rates.

        Net Income.    Net income for the three months ended June 30, 2004 totaled $21.0 million, or $0.62 per diluted share, compared with net income of $15.1 million, or $0.46 per diluted share, for the same period in 2003. Net income and diluted earnings per share for the second quarter of 2003 include a charge related to the early retirement of debt totaling $5.9 million ($3.6 million after tax), or $0.11 per diluted share. For further information on or the early retirement of debt, see Note 6, "Long-Term Debt—8.375% Senior Subordinated Notes, Other Debt and Letters of Credit," to the Condensed Consolidated Financial Statements.

Results of Operations—Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

        Net Sales.    Net sales for the six months ended June 30, 2004 were $2.0 billion, up 1.5% compared with sales of $1.9 billion million for same six-month period of 2003. The Company benefited from one additional selling day during the first six months of 2004 versus the same period in 2003. However, as compared to the first half of 2003, net sales for the first half of 2004 were negatively impacted by a $43 million loss of volume from a customer at the Company's Canadian division. The following table summarizes net sales by product category for six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Technology products	$867	$868
Traditional office supplies	587	587
Janitorial and sanitation supplies	233	211
Office furniture	223	216
Other	45	44

Total net sales	$1,955	$1,926

        Sales in the technology products category declined slightly in the first half of 2004 compared to the prior year period. This category represents the largest percentage, or approximately 45%, of the Company's consolidated net sales. Despite this slight sales decline, the Company believes it offers an attractive value proposition, in that a customer's technology product orders can be electronically transmitted, and then packed, shipped and invoiced, with a wide range of other office products. This allows customers to eliminate costs and time they otherwise would incur to separately order, track, coordinate and process invoices for multiple shipments.

        Traditional office supplies represented approximately 31% percent of the Company's sales in the first half of 2004. Sales of traditional office supplies experienced a decline of less than 1% versus the first half of 2003. Sales in this category continue to be under pressure, as end-user demand for discretionary office supplies remains weak.

        Sales rose nearly 11% in the janitorial and sanitation product category compared to the prior year six-month period and this category accounted for nearly 12% of the Company's sales. Growth in this sector was primarily due to continued growth at large distributors the Company serves. In addition, the Company is launching new initiatives to help drive continued growth in this category. One initiative is to become the single source supplier of janitorial and sanitation supplies for office products dealers.

        Office furniture sales in the first half of 2004 increased 3.5% compared to the same six-month period in 2003. Office furniture accounted for 11% of the Company's sales in the first half of 2004.

        Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for the six months ended June 30, 2004 was $290.3 million, compared to $273.1 million in the same prior year period.

        The gross margin rate (gross profit as a percentage of net sales) in the first half of 2004 was 14.8%, compared with 14.2% in the same period last year. The Company's gross margin rate was positively impacted by various factors, including a 0.3 percentage point reduction in net delivery expense as a result of internal initiatives and a 0.3 percentage point from increased supplier allowances due to program enhancements.

        Operating Expenses.    Operating expenses for the six months ended June 30, 2004 were $215.3 million, or 11.0% of sales, compared with $205.7 million, or 10.7% of sales, in the same six-month period last year. Operating expenses for the first half of 2004 included additional costs related to building the Company's category management and operational teams.

        Interest Expense, net.    Net interest expense for the first six months of 2004 totaled $1.3 million, compared with $4.8 million in the same period last year. This decline primarily reflects savings from lower borrowing rates.

        Loss on Early Retirement of Debt.    During the first half of 2003, the Company recorded a loss on early retirement of debt totaling $6.7 million associated with the write-off of deferred financing costs related to the replacement of its Prior Credit Agreement with the 2003 Credit Agreement and the redemption of the Company's 8.375 Senior Subordinated Notes (see Note 6, "Long-Term Debt—8.375% Senior Subordinated Notes, Other Debt and Letters of Credit," to the Condensed Consolidated Financial Statements). No such loss was recognized in the first half of 2004.

        Other Expense, net.    Net other expense for the six months ended June 30, 2004 totaled $1.4 million compared with $1.2 million for the same six-month period last year. Net other expense for the six months ended June 30, 2004 included $0.3 million related to the write-down of certain assets held for sale, $1.3 million associated with the sale of certain trade accounts receivable through the 2003 Receivables Securitization Program (described below), offset by a gain of $0.2 million from the disposition of property, plant and equipment. Net other expense for the first half of 2003 included $1.7 million associated with the sale of certain trade accounts receivable through the 2003 Receivables Securitization Program (described below), offset by a $0.5 million net gain on the disposition of plant, property and equipment.

        Cumulative Effect of a Change in Accounting Principle.    During the six months ended June 30, 2003, the Company recorded a cumulative effect of a change in accounting principle of $6.1 million, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2, "Supplier Allowances and Cumulative Effect of a Change in Accounting Principle," to the Condensed Consolidated Financial Statements). No such charge was recorded in the first half of 2004.

        Income Taxes.    Income tax expense totaled $28.0 million in the first six months of 2004, compared with $20.8 million for the same period in 2003. The Company's effective tax rate for the first half of 2004 was 38.7%, compared with 38.0% in the first half of 2003. This increase is a result of the projected annual pre-tax earnings and the mix of those earnings between states and legal entities as well as changes to state tax rates.

        Net Income.    For the six months ended June 30, 2004, the Company recorded net income of $44.4 million, or $1.30 per diluted share, compared with net income of $27.8 million, or $0.85 per diluted share, for the same period in 2003. Net income and diluted earnings per share for the first half of 2003 include charges related to the cumulative effect of a change in accounting principle related to the adoption of EITF Issue No. 02-16 of $6.1 million after tax, or $0.18 per diluted share, and for the early retirement of debt of $6.7 million ($4.2 million after tax), or $0.13 per diluted share. For further information on EITF Issue No. 02-16 or the early retirement of debt, see Notes 2, "Supplier Allowances and Cumulative Effect of a Change in Accounting Principle," and 6, "Long-Term Debt—8.375% Senior Subordinated Notes, Other Debt and Letters of Credit," respectively, to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

  General

        United is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and cash from borrowings by USSC. Restrictive covenants in USSC's debt agreements restrict USSC's ability to pay cash dividends and make other distributions to United. In addition, the right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC. The Company's outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company's off-balance sheet 2003 Receivables Securitization Program (as defined below) consisted of the following amounts (in thousands):

	As of June 30, 2004	As of December 31, 2003
Revolver	$23,200	$10,500
Industrial development bonds, at market-based interest rates, maturing in 2011	6,800	6,800
Other long-term debt	—	24

Debt under GAAP	30,000	17,324
Accounts receivable sold(1)	124,000	150,000

Adjusted debt	154,000	167,324
Stockholders' equity	690,100	672,978

Total capitalization	$844,100	$840,302

Adjusted debt-to-total capitalization ratio	18.2%	19.9%

(1)
See discussion below under "Off-Balance Sheet Arrangements—2003 Receivables Securitization Program"

        The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as "Debt under GAAP"). Under GAAP, accounts receivable sold under the Company's 2003 Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company therefore believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt.

        In accordance with GAAP, total debt outstanding at June 30, 2004 increased by $12.7 million to $30 million from the balance at December 31, 2003. This resulted from additional borrowings under the Company's Revolver. Considered in conjunction with accounts receivable sold under the Company's 2003 Receivables Securitization Program, adjusted debt as of June 30, 2004 declined by $13.3 million from the balance at December 31, 2003. At June 30, 2004, the Company's adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company's 2003 Receivables Securitization Program as debt) was 18.2%, compared to 19.9% at December 31, 2003.

        The adjusted debt-to-total capitalization ratio is provided as an additional liquidity measure. As noted above, GAAP requires that accounts receivable sold under the Company's 2003 Receivables Securitization Program be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt, and calculates debt-to-total capitalization on the same basis. A reconciliation of this non-GAAP measure is provided in the table above.

        Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable at June 30, 2004, is summarized below:

Availability ($ in millions)
Maximum financing available under:
Revolver	$275.0
2003 Receivables Securitization Program	225.0

Maximum financing available		$500.0
Amounts utilized:
Revolver	23.2
2003 Receivables Securitization Program	124.0
Outstanding letters of credit	15.1

Total financing utilized		162.3

Available financing, before restrictions		337.7
Restrictive covenant limitation		—

Available financing at June 30, 2004		$337.7

        Restrictive covenants under the 2003 Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. At June 30, 2004, the leverage ratio covenant in the Company's 2003 Credit Agreement did not impact the Company's available funding from debt and the sale of accounts receivable (as shown above).

        The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  2003 Credit Agreement and 2004 Amendment

        In March 2003, the Company replaced its then existing senior secured credit facility (the "Prior Credit Agreement") by entering into a new Five-Year Revolving Credit Agreement (the "2003 Credit Agreement"), dated as of March 21, 2003, by and among USSC, as borrower, United, as guarantor, various lenders that from time to time are parties thereto and Bank One, NA, as administrative agent. The 2003 Credit Agreement provides for a revolving credit facility (the "Revolver") with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the 2003 Credit Agreement, USSC may seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. As a result of the replacement of the Prior Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003. The 2003 Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

        Effective June 30, 2004, the Company entered into an amendment (the "Amendment") to the 2003 Credit Agreement. Prior to the Amendment, the 2003 Credit Agreement restricted the ability of each of United and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to United to fund certain expenses. It also limited the amount of USSC distributions to United to enable United to repurchase its own shares of common stock. The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company's consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options. As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the 2003 Credit Agreement, the Amendment affords the Company an additional $200 million to use for share repurchases, dividends or other permitted distributions.

        The 2003 Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolver. The revolving credit facility matures on March 21, 2008.

        Obligations of USSC under the 2003 Credit Agreement are guaranteed by United and certain of USSC's domestic subsidiaries. USSC's obligations under the 2003 Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2003 Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

        Loans outstanding under the 2003 Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Applicable margins were 0.50% and 2.00%, respectively.

        Debt maturities under the 2003 Credit Agreement as of June 30, 2004, are as follows (dollars in thousands):

Year	Amount
2004 - 2007	$—
2008	23,200
Later years	—

Total	$23,200

  Off-Balance Sheet Arrangements—2003 Receivables Securitization Program

  General

        On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "2003 Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The 2003 Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

        The Company utilizes this program to fund its cash requirements more cost effectively than under the 2003 Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program liquidity was renewed on March 26, 2004. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company's 2003 Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the 2003 Receivables Securitization Program.

  Financial Statement Presentation

        The 2003 Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. At June 30, 2004, the Company sold $124 million of interests in trade accounts receivable, compared with $150 million at December 31, 2003. Accordingly, trade accounts receivable of $124 million as of June 30, 2004 and $150 million as of December 31, 2003 are excluded from the Condensed

Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" below.

        The Company recognizes certain costs and/or losses related to the 2003 Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the 2003 Receivables Securitization Program during the first six months of 2004 was 1.1%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled approximately $1.3 million for the first six months of 2004, compared with $1.7 million for the six months ended June 30, 2003. Proceeds from the collections under this revolving agreement for the six months ended June 30, 2004 and 2003 were $1.7 billion for each period. All costs and/or losses related to the 2003 Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption "Other Expense, net."

        The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

  Retained Interest

        The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $346.2 million and $303.7 million of trade receivables in the master trust as of June 30, 2004 and December 31, 2003 was $222.2 million and $153.7 million, respectively. The Company's retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

        The Company measures the fair value of its retained interest throughout the term of the 2003 Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust and written off during the second quarter of 2004 were not material.

Cash Flow

        Cash flows for the Company for the six months ended June 30, 2004 and 2003 are summarized below (in thousands):

	For the Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$12,221	$148,928
Net cash provided by (used in) investing activities	3,669	(1,713)
Net cash used in financing activities	(13,204)	(143,024)

  Cash Flow From Operations

        A key strength of our business is our ability to consistently generate strong cash from operations. The Company's cash from operations is generated primarily from net income and improvements in working capital.

Net cash provided by operating activities for the six months ended June 30, 2004 was $12.2 million, compared with $148.9 million in the same six-month period of 2003. The reduction in 2004 cash flow from operations compared with the prior year six-month period was primarily the result of changes in the amount of accounts receivable sold under 2003 Receivables Securitization Program.

        Internally, the Company considers accounts receivable sold under the 2003 Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations. Since the Company's retirement of its 8.375% Notes and replacement of the Prior Credit Agreement (see Note 6, "Long-Term Debt—8.375% Senior Subordinated Notes, Other Debt and Letters of Credit," to the Condensed Consolidated Financial Statements for a discussion of these events), the 2003 Receivables Securitization Program is the Company's primary financing mechanism. The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold. Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the six months ended June 30, 2004 and 2003 is provided below as an additional liquidity measure (in millions):

	For the Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net cash provided by operating activities	$12.2	$148.9
Excluding the change in accounts receivable sold	26.0	(120.0)

Net cash provided by operating activities excluding the effects of receivables sold	$38.2	$28.9

Cash Flows From Financing Activities:
Net cash used in financing activities	$(13.2)	$(143.0)
Including the change in accounts receivable sold	(26.0)	120.0

Net cash used in financing activities including the effects of receivables sold	$(39.2)	$(23.0)

  Cash Flow From Investing Activities

        Net cash provided by investing activities for the six months ended June 30, 2004 was $3.7 million, compared with a net use of cash for investing activities of $1.7 million in the same six-month period of 2003. For both the six months ended June 30, 2004 and 2003, the Company's cash from or used for investing activities related exclusively to net capital expenditures for ongoing operations and proceeds from the disposition of plant property, and equipment.

        Funding for gross capital expenditures for the first six months of 2004 and 2003 totaled $6.3 million and $5.3 million, respectively. Proceeds from the disposition of property, plant and equipment totaled $10.0 million for the first half of 2004, compared with $3.6 million in the same quarter of 2003. Proceeds from the disposition of plant, property and equipment for the first half of 2004 include $9.6 million for the sale of certain distribution centers. As a result of the total proceeds from the disposition of property, plant and equipment and low capital spending, net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) were negative for the first half of 2004. Net capital expenditures in the first six months of 2004 were a source of funds of $3.7 million, compared with a use of funds of $1.7 million in the comparable six-month period in 2003. Capitalized software costs for the six-month periods ended June 30, 2004 and 2003 were $1.6 million and $1.3 million, respectively. As a result, net capital spending (net capital expenditures plus capitalized software costs) was a source of funds of $2.1 million in the first half of 2004, compared to a use of funds of $3.0 million in the first half of 2003. The Company expects net capital spending for 2004 to be approximately $12 million.

        Net capital spending is provided as an additional measure of investing activities. The most directly comparable financial measure calculated and presented in accordance with GAAP is capital expenditures (as defined). Under GAAP, capital expenditures are required to be included on the cash flow statement under the caption "Net Cash Used in Investing Activities." The Company's accounting policy is to include capitalized software (system costs) in "Other Assets." GAAP requires that "Other Assets" be included on the cash flow statements under the caption "Net Cash Provided by Operating Activities." Internally, the Company measures cash provided by or used in investing activities including capitalized software. A reconciliation of net capital spending to capital expenditures is provided as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
					Forecast Year Ending 2004
	2004	2003	2004	2003
Net Capital Spending
Capital expenditures	$3.9	$4.2	$6.3	$5.3	$16.0
Proceeds from the disposition of property, plant and equipment	(5.2)	(3.5)	(10.0)	(3.6)	(10.0)

Net cash (provided by) used in investing activities	(1.3)	0.7	(3.7)	1.7	6.0
Capitalized software	0.9	0.9	1.6	1.3	6.0

Net capital spending	$(0.4)	$1.6	$(2.1)	$3.0	$12.0

  Cash Flow From Financing Activities

        In the first half of 2004, net cash used in financing activities totaled $13.2 million, compared with $143.0 million in the prior year period. Cash flow used for financing activities during the first half of 2004 resulted primarily from $26.9 million the Company used to repurchase its common stock during the period (see caption in Note 1, "Basis of Presentation—
Common Stock Repurchase," to the Condensed Consolidated Financial Statements), offset by $12.7 million in additional net borrowings under the Company's Revolver and $1.2 million in proceeds from the issuance of treasury stock. Net cash used in financing activities during the first half of 2003 included $204.4 million in repayments and retirement of long-term debt and $2.6 million in payments of employee withholding tax on stock option exercises, partially offset by $56.5 in net borrowings under the Company's Revolver and $7.4 million in proceeds from the issuance of treasury stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

        The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at June 30, 2004 of $30 million, $124 million of receivables sold under the 2003 Receivables Securitization Program and the Company's $222.2 million retained interest in the master trust (as defined above).

        The Company has historically used both fixed-rate and variable or short-term rate debt. At June 30, 2004, all of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime or one-month London InterBank Offered Rate ("LIBOR"). The prevailing prime interest rate was 4.0% at June 30, 2004 and the one-month LIBOR rate as of June 30, 2004 was approximately 1.4%. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.8 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

        The Company's retained interest in the master trust (defined above) is also subject to interest rate risk. The Company measures the fair value of its retained interest throughout the term of the 2003 Receivables Securitization Program using a present value model that includes an assumed discount rate of 5% per annum and an average collection cycle of approximately 40 days. Based on the assumed discount rate and short average collection cycle, the retained interest is recorded at book value, which approximates fair value. Accordingly, a 50 basis point movement in interest rates would not result in a material impact on the Company's results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES.

  (a)
  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management performed an evaluation, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

  (b)
  There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Purchase

        The following table summarizes purchases of the Company's common stock during the second quarter of 2004:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2004 - 4/30/2004	—	$—	—	$23,944,620
5/1/2004 - 5/31/2004	537,600	36.98	537,600	4,065,107
6/1/2004 - 6/30/2004	107,600	37.75	107,600	2,922

Total	645,200	$37.11	645,200

(1)
The Company announced on July 1, 2002 that its Board of Directors authorized the purchase of up to $50 million of the Company's common stock.

(2)
All share purchases were executed under the Company's stock purchase authorization.

(3)
On July 22, 2004, the Company's Board of Directors authorized a new share repurchase program allowing the Company to purchase up to an additional $100 million of the Company's common stock.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        United's Annual Meeting of Stockholders for 2004 ("2004 Annual Meeting") was held on May 6, 2004. Matters voted on and ratified by the Company's shareholders were: (1) the re-election of three Class III Directors of United, each to serve for a three-year term expiring in 2007 and (2) approval of the United Stationers Inc. 2004 Long-Term Incentive Plan.

        The following tables set forth votes cast with respect to each of these items:

        Proposal 1:  Election of Directors

	Number of Votes
Director
	For	Withheld
Roy W. Haley	29,867,600	1,953,939
Benson P. Shapiro	31,365,471	456,068
Alex D. Zoghlin	30,505,752	1,315,787

        Continuing Directors

Class I	Directors continuing in office until May 2005: Richard W. Gochnauer Daniel J. Good Max D. Hopper
Class II	Directors continuing in office until May 2006: Frederick B. Hegi, Jr. Ilene S. Gordon

        Proposal 2:    Approval of United Stationers Inc. 2004 Long-Term Incentive Plan

	Number of Votes
	For	Against	Abstain	Broker Non-Votes
United Stationers Inc. 2004 Long-Term Incentive Plan	24,933,367	5,444,021	23,772	1,420,379

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)
    Exhibits

    This Quarterly Report on Form 10-Q includes as exhibits certain documents that the Company has previously filed with the SEC. Such previously filed documents are incorporated herein by reference from the respective filings indicated in parentheses at the end of the exhibit descriptions (all made under United's file number of 0-10653). Each of the management contracts and compensatory plans or arrangements included below as an exhibit is identified as such by a double asterisk at the end of the related exhibit description.

Exhibit No.		Description
3.1		Second Restated Certificate of Incorporation of United, dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2
Amended and Restated Bylaws of United, dated as of January 28, 2003 (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K"))
4.1		Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)
4.2
Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
4.3
Credit Agreement, dated as of March 21, 2003, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the "Lenders") and Bank One, NA, as administrative agent (Exhibit 4.8 to the 2002 Form 10-K)
4.4
Pledge and Security Agreement, dated as of March 21, 2003, by and between USSC as borrower, United, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively, the "Initial Guarantors"), and Bank One, NA, as agent for the Lenders (Exhibit 4.9 to the 2002 Form 10-K)
4.5		Guaranty, dated as of March 21, 2003, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)
4.6	*
Amendment to Credit Agreement, dated as of June 30, 2004, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the "Lenders") and Bank One, NA, as administrative agent
10.1		United Stationers Inc. 2004 Long-Term Incentive Plan (Appendix A to United's Proxy Statement for its 2004 Annual Meeting of stockholders, filed with the SEC on March 23, 2004)**
10.2	*	Form of Executive Employment Agreement entered into by United and USSC with each of S. David Bent and P. Cody Phipps**
10.3		Form of Indemnification Agreement entered into by United and (for purposes of one provision) USSC with each of S. David Bent and P. Cody Phipps (Exhibit 10.36 to the Company's 2001 Form 10-K)**

15.1	*	Letter regarding unaudited interim financial information
15.2	*	Letter regarding unaudited interim financial information
31.1	*	Certification of Chief Executive Officer, dated as of August 6, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer, dated as of August 6, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 6, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    *
    - Filed herewith

    **
    - Represents a management contract or compensatory plan or arrangement

    (b)
    Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the second quarter of 2004:

    -
    The Company filed a Current Report on Form 8-K on April 30, 2004, reporting under Item 12 the Company's financial results for the first quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. (Registrant)
Date: August 6, 2004	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)

QuickLinks

TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II—OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES