Form 10-Q
period 2004-09-30
UNITED STATIONERS INC
filed 2004-11-09
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

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

Yes  ☒    No  ☐

On November 4, 2004, the registrant had outstanding 33,058,466 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. as of December 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to a change in accounting principle for supplier allowances.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Chicago, Illinois

October 25, 2004

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (dollars in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30, 2004	As of December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,220	$10,307
Retained interest in receivables sold, less allowance for doubtful accounts of $3,539 in 2004 and $3,758 in 2003	264,801	153,722
Accounts receivable, less allowance for doubtful accounts of $11,605 in 2004 and $11,811 in 2003	177,941	195,433
Inventories	555,408	539,919
Other current assets	21,866	25,943
Total current assets	1,034,236	925,324

Property, plant and equipment, at cost	335,872	334,333
Less - accumulated depreciation and amortization	187,136	176,617
Net property, plant and equipment	148,736	157,716
Goodwill, net	182,836	182,474
Other	20,713	29,496
Total assets	$1,386,521	$1,295,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396,274	$357,961
Accrued liabilities	136,415	135,604
Deferred credits	63,250	44,867
Current maturities of long-term debt	—	24
Total current liabilities	595,939	538,456

Deferred income taxes	21,543	21,624
Long-term debt	14,300	17,300
Other long-term liabilities	44,571	44,652
Total liabilities	676,353	622,032

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2004 and 2003	3,722	3,722
Additional paid-in capital	333,578	329,787
Treasury stock, at cost - 4,171,575 shares in 2004 and 3,314,347 shares in 2003	(120,742)	(82,863)
Retained earnings	501,360	430,637
Accumulated other comprehensive loss	(7,750)	(8,305)
Total stockholders’ equity	710,168	672,978
Total liabilities and stockholders’ equity	$1,386,521	$1,295,010

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$1,028,833	$979,430	$2,983,377	$2,905,116
Cost of goods sold	876,039	833,680	2,540,255	2,486,286

Gross profit	152,794	145,750	443,122	418,830

Operating expenses:
Warehousing, marketing and administrative expenses	108,163	104,972	323,416	310,712

Income from operations	44,631	40,778	119,706	108,118

Interest expense, net	696	775	1,951	5,538

Loss on early retirement of debt	—	—	—	6,693

Other expense, net	1,006	2,426	2,395	3,646

Income before income taxes and cumulative effect of a change in accounting principle	42,929	37,577	115,360	92,241

Income tax expense	16,614	14,280	44,637	35,054

Income before cumulative effect of a change in accounting principle	26,315	23,297	70,723	57,187

Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	—	—	—	(6,108)

Net income	$26,315	$23,297	$70,723	$51,079

Net income per share - basic:
Income before cumulative effect of a change in accounting principle	$0.79	$0.70	$2.11	$1.74
Cumulative effect of a change in accounting principle	—	—	—	(0.19)
Net income per share - basic	$0.79	$0.70	$2.11	$1.55
Average number of common shares outstanding - basic	33,120	33,296	33,518	32,884

Net income per share - diluted:
Income before cumulative effect of a change in accounting principle	$0.78	$0.69	$2.08	$1.73
Cumulative effect of a change in accounting principle	—	—	—	(0.19)
Net income per share - diluted	$0.78	$0.69	$2.08	$1.54
Average number of common shares outstanding - diluted	33,666	33,897	34,053	33,151

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003

Cash Flows From Operating Activities:
Net income	$70,723	$51,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,478	22,128
Gain on the disposition of plant, property and equipment	(53)	(354)
Amortization of capitalized financing costs	489	3,068
Cumulative effect of a change in accounting principle, net of tax	—	6,108
Write down of assets held for sale	300	1,290
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	17,502	(22,670)
(Increase) decrease in retained interest in receivables sold, net	(111,079)	29,480
(Increase) decrease in inventory	(15,319)	53,776
Decrease (increase) in other assets	1,286	(7,012)
Increase in accounts payable	38,291	20,525
Increase in accrued liabilities	2,080	8,339
Increase in deferred credits	18,383	16,943
(Decrease) increase in deferred taxes	(81)	3,451
Decrease in other liabilities	(81)	(519)
Net cash provided by operating activities	42,919	185,632

Cash Flows From Investing Activities:
Capital expenditures	(10,658)	(9,562)
Proceeds from the disposition of property, plant and equipment	9,969	3,611
Net cash used in investing activities	(689)	(5,951)

Cash Flows From Financing Activities:
Retirements and principal payments of debt	(24)	(204,392)
Net borrowings under revolver	(3,000)	—
Issuance of treasury stock	6,500	29,458
Acquisition of treasury stock, at cost	(40,908)	—
Payment of employee withholding tax related to stock option exercises	(963)	(4,955)
Net cash used in financing activities	(38,395)	(179,889)

Effect of exchange rate changes on cash and cash equivalents	78	336
Net change in cash and cash equivalents	3,913	128
Cash and cash equivalents, beginning of period	10,307	17,426
Cash and cash equivalents, end of period	$14,220	$17,554

Other Cash Flow Information:
Income taxes paid, net	$29,851	$25,729
Interest paid	853	7,020
Loss on the sale of accounts receivable	1,883	2,279

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Consolidated Balance Sheet as of December 31, 2003, which was derived from the December 31, 2003 audited financial statements.  The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further information.

In the opinion of the management of the Company (as hereafter defined), the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the Company’s results for such interim periods and its financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes and product mix.  The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate.  In addition, certain amounts from prior periods have been reclassified to conform to the 2004 presentation.

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“United”) with its wholly owned subsidiary, United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, the “Company”).  The Company is North America’s largest broad line wholesale distributor of business products and a provider of marketing and logistics services to resellers, with trailing 12-month net sales of approximately $3.9 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products.  The Company offers approximately 40,000 items from more than 400 suppliers.  These items include a broad spectrum of traditional office supplies, technology products, office furniture, and janitorial and sanitation supplies.  The Company serves office products dealers and contract stationers, national mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, and e-commerce merchants.  The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end users.  These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

Common Stock Repurchase

During the nine months ended September 30, 2004, the Company repurchased 1,072,654 shares of its common stock at an aggregate cost of $40.9 million.  The Company did not repurchase any stock during 2003.  A summary of total shares repurchased and the completion of the 2002 repurchase authority is as follows (amounts in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
July 22, 2004 Authorization		$100.0
July 1, 2002 Authorization		50.0

Repurchases:
2004 repurchases	$(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(64.0)	1,931,618
Remaining repurchase authorized at September 30, 2004		$86.0

Effective on June 30, 2004, the 2003 Credit Agreement was amended (as described in Note 6) to, among other things, increase the stock repurchase limit by $200 million.  On July 22, 2004, the Company’s Board of Directors authorized a new share repurchase program allowing the Company to purchase an additional $100 million of the Company’s common stock.  Purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.  During the nine months ended September 30, 2004 and 2003, the Company reissued 215,426 and 1,247,610 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Various assumptions and other factors underlie the determination of significant accounting estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product purchase or sales volume and mix, and in some cases, actuarial techniques. The Company periodically reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not materially deviated from those determined using the methodology described below.

Revenue Recognition

Revenue is recognized when a service is rendered or when title to the product has transferred to the customer.  Management records an estimate for future product returns related to revenue recognized in the current period.  This estimate is based on historical product return trends and the loss of gross margin associated with those returns.  Management also records an estimate for customer rebates which is primarily based on estimated annual sales volume to the Company’s customers.  This estimate is used to determine the projected annual rebates earned by customers for growth components, volume hurdle components, and advertising allowances.

Shipping and handling costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer.  Shipping and handling costs are included in the Company’s financial statements as a component of cost of goods sold and not netted against shipping and handling revenues.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin.  Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales.

Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs.  These rebates are paid to customers monthly, quarterly and/or annually.  Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company’s customers.  The aggregate amount of customer rebates depends on product sales mix and customer mix changes.  Reported results reflect management’s current estimate of such rebates.  Changes in estimates of sales volumes, product mix, customer mix or sales patterns, or actual results that vary from such estimates, may impact future results.

Supplier Allowances and Cumulative Effect of a Change in Accounting Principle

Supplier allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin.  Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated supplier allowances and promotional incentives.  These allowances and incentives are estimated on an on going basis and the potential variation between the actual amount of these margin contribution elements and the Company’s estimates of them could be material to its financial results.  Reported results reflect management’s current estimate of such allowances and incentives.

Approximately 40% to 45% of the Company’s estimated annual supplier allowances and incentives are fixed based on supplier participation in various Company advertising and marketing publications.  Fixed allowances and incentives are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company’s estimated annual supplier allowances and incentives are variable, based on the volume of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s estimated annual inventory purchase volume and are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.  The potential amount of variable supplier allowances often differs based on purchase volume by supplier and product category.  As a result, the mix and volume of the Company’s purchases among its suppliers can make it difficult to reach certain supplier  allowance growth hurdles.

Effective January 1, 2003, the Company adopted EITF Issue No. 02-16.  As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.18 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from suppliers for participation in the Company’s advertising publications.  Adoption of EITF Issue No. 02-16 had no impact on the Company’s accounting for variable promotional allowances and incentives that are described above.

During the 3rd quarter of 2004, the Company recorded a write-off of accounts receivable which reduced gross margin by approximately $4.3 million related to supplier allowances and other items resulting from an on-going review at its Canadian Division.  The write-off was for amounts that were either overaccrued, or became uncollectible, in prior periods.  The Company’s review of the Canadian Division will continue into the 4th quarter of 2004 and any resulting adjustments will be recorded if the facts and circumstances dictate.  In addition, the Company recorded a favorable adjustment to gross margin of approximately $2.4 million which resulted from a review of historical vendor program terms at the Company’s USSC subsidiary.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.  Cash equivalents are stated at cost, which approximates market value.

Valuation of Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historical trends and future expectations.  Management estimates an allowance for doubtful accounts, which represents the collectability of trade accounts receivable.  This allowance adjusts gross trade accounts receivable down to estimated net realizable value.  To determine the allowance for doubtful accounts, management reviews the risk related to specific customers, including accounts receivable concentrations, and the Company’s overall accounts receivable aging.

Inventories

Inventory constituting approximately 90% of total inventory at both September 30, 2004 and December 31, 2003 has been valued under the last-in, first-out (“LIFO”) accounting method.  The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $25.7 million and $22.9 million higher than reported at September 30, 2004 and December 31, 2003, respectively.  In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory.  These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle and general liability and certain employee health benefits.  The Company records an expense for paid and open claims and for claims incurred but not yet reported based on historical trends and on certain assumptions about future events. The Company has an annual per person maximum cap on certain employee medical benefits provided by a third-party insurance company.  In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation claims.

Stock Based Compensation

The Company’s stock based compensation includes employee stock options.  As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock options using the “intrinsic value” method permitted by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  APB No. 25 requires calculation of an intrinsic value of the stock options issued in order to determine compensation expense, if any.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$26,315	$23,297	$70,723	$51,079
Add: Stock-based employee compensation expense included in reported net income, net of tax	11	11	33	34
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,760)	(1,870)	(5,800)	(4,093)
Pro forma net income	$24,566	$21,438	$64,956	$47,020

Net income per share - basic:
As reported	$0.79	$0.70	$2.11	$1.55
Pro forma	0.74	0.64	1.94	1.43

Net income per share - diluted:
As reported	$0.78	$0.69	$2.08	$1.54
Pro forma	0.73	0.63	1.91	1.42

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date.  The resulting translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions were not material.

3.              Restructuring and Other Charges

2001 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the third quarter of 2001 (the “2001 Restructuring Plan”) that included an organizational restructuring, a consolidation of certain distribution facilities and USSC’s call center operations, an information technology platform consolidation, divestiture of the call center operations of The Order People (“TOP”) and certain other assets, and a significant reduction of TOP’s cost structure.  The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs.  All initiatives under the 2001 Restructuring Plan are complete.  However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next six years.  The Company continues to actively pursue opportunities to sublet unused facilities.

2002 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the “2002 Restructuring Plan”) that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan (described below), further downsizing of TOP operations (including severance and anticipated exit costs related to a portion of the Company’s Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments.  All initiatives under the 2002 Restructuring Plan are complete.  However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next seven years.  The Company continues to actively pursue opportunities to sublet unused facilities. Implementation costs associated with this restructuring plan were not material.

At September 30, 2004, the Company has accrued restructuring costs on its balance sheet of approximately $10.7 million for the remaining exit costs related to the 2002 and 2001 Restructuring Plans.  Net cash payments related to the 2002 and 2001 Restructuring Plans for the three and nine-month periods ended September 30, 2004 totaled $0.5 million and $1.6 million, respectively.  During the same comparable three and nine month periods in 2003, net cash payments related to the 2002 and 2001 Restructuring Plans were $0.5 million and $4.5 million, respectively.

4.              Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2004	2003	2004	2003

Net income	$26,315	$23,297	$70,723	$51,079
Unrealized currency translation adjustment	2,200	(1,028)	555	3,101
Total comprehensive income	$28,515	$22,269	$71,278	$54,180

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Numerator:
Net income	$26,315	$23,297	$70,723	$51,079

Denominator:
Denominator for basic earnings per share - weighted average shares	33,120	33,296	33,518	32,884

Effect of dilutive securities:
Employee stock options	546	601	535	267

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	33,666	33,897	34,053	33,151

Net income per share:
Net income per share - basic	$0.79	$0.70	$2.11	$1.55
Net income per share - diluted	$0.78	$0.69	$2.08	$1.54

6.              Long-Term Debt

United is a holding company and, as a result, its primary sources of funds are cash generated from the operations of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2003 Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to United.

Long-term debt consisted of the following amounts (dollars in thousands):

	As of September 30, 2004	As of December 31, 2003
Revolver	$7,500	$10,500
Industrial development bond, maturing in 2011	6,800	6,800
Other long-term debt	—	24
Subtotal	14,300	17,324
Less - current maturities	—	(24)
Total	$14,300	$17,300

At September 30, 2004 and December 31, 2003, all of the Company’s outstanding debt and receivables sold under the Company’s 2003 Receivables Securitization Program (defined below) is priced at variable interest rates.  The Company’s variable rate debt is based primarily on the applicable prime rate or one-month London InterBank Offered Rate (“LIBOR”).  The prevailing prime rate was 4.75% at September 30, 2004 and 4.00% at December 31, 2003.  The one-month LIBOR rate as of September 30, 2004 was approximately 1.8%, compared to 1.1% at December 31, 2003.

2003 Credit Agreement and 2004 Amendment

In March 2003, the Company replaced its then existing senior secured credit facility (the “Prior Credit Agreement”) by entering into a new Five-Year Revolving Credit Agreement (the “2003 Credit Agreement”) dated as of March 21, 2003 by and among USSC, as borrower, United, as guarantor, various lenders and Bank One, NA, as administrative agent.  The 2003 Credit Agreement provides for a revolving credit facility (the “Revolver”) with an aggregate committed principal amount of $275 million.  Subject to the terms and conditions of the 2003 Credit Agreement, USSC may seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million.  As a result of the replacement of the Prior Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.  The 2003 Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

Effective June 30, 2004, the Company entered into an amendment (the “Amendment”) to the 2003 Credit Agreement.  Prior to the Amendment, the 2003 Credit Agreement restricted the ability of each of United and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to United to fund certain expenses.  It also limited the amount of USSC distributions to United to enable United to repurchase its own shares of common stock.  The

Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i)$250 million or (ii)$250 million plus 25% of the Company’s consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options.  As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the 2003 Credit Agreement, the Amendment affords the Company an additional $200 million to use for share repurchases, dividends or other permitted distributions.

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

Obligations of USSC under the 2003 Credit Agreement are guaranteed by United and certain of USSC’s domestic subsidiaries.  USSC’s obligations under the 2003 Credit Agreement and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2003 Credit Agreement.  Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

Loans outstanding under the 2003 Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC’s option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof.  The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries.  Applicable margins are up to 0.75% and 2.25%, respectively.

Debt maturities under the 2003 Credit Agreement as of September 30, 2004, are as follows (dollars in thousands):

Year	Amount

2004 - 2007	$—
2008	7,500
Later years	—
Total	$7,500

8.375% Senior Subordinated Notes, Other Debt and Letters of Credit

On April 28, 2003, the Company redeemed the entire $100 million outstanding principal amount of its 8.375% Senior Subordinated Notes (“8.375% Notes” or the “Notes”) at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.  The 8.375% Notes were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture and were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.  In connection with the redemption of the Notes, the Company recorded a pre-tax cash charge of $4.2 million for the required redemption premium and a pre-tax non-cash charge of $1.7 million relating to the write-off of associated deferred financing costs in the second quarter of 2003.

As of September 30, 2004, the Company had an industrial development bond outstanding with a balance of $6.8 million.   This bond is scheduled to mature in 2011 and carries market-based interest rates.

As of both September 30, 2004 and December 31, 2003, the Company had outstanding letters of credit of $15.1 million.

7.              2003 Receivables Securitization Program

General

On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “2003 Receivables Securitization Program”).  Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to USS Receivables Company, Ltd. (the “Receivables Company”).  The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust.  The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors.  Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  The 2003 Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes this program to fund its cash requirements more cost effectively than under the 2003 Credit Agreement.  Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue.  The program liquidity was renewed on March 26, 2004.  The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables.  If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase.  In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity.  As discussed above, the Company’s 2003 Credit Agreement is an existing alternate liquidity source.  The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

The 2003 Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  At September 30, 2004, the Company sold $106.5 million of interests in trade accounts receivable, compared with $150 million at December 31, 2003.  Accordingly, trade accounts receivable of $106.5 million as of September 30, 2004 and $150 million as of December 31, 2003 are excluded from the Condensed Consolidated Financial Statements.  As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the master trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the 2003 Receivables Securitization Program.  Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates.  The annual interest rate on the certificates issued under the 2003 Receivables Securitization Program during the first nine months of 2004 was 1.7%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program.  Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $2.2 million for the first nine months of 2004, compared with $2.7 million for the nine months ended September 30, 2003. Proceeds from the collections under this revolving agreement for the nine months ended September 30, 2004 and 2003 were $2.6 billion for each period.  All costs and/or losses related to the 2003 Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust.  No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors).  The Company’s net retained interest on $371.3 million and $303.7 million of trade receivables in the master trust as of September 30, 2004 and December 31, 2003 was $264.8 million and $153.7 million, respectively.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the 2003 Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum.  In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest.  Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value.  A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations.  Accounts receivable sold to the master trust and written off during the third quarter of 2004 were not material.

8.              Retirement Plans

Pension and Postretirement Healthcare Benefit Plans

The Company maintains pension plans covering a majority of its employees.  In addition, the Company has a postretirement healthcare benefit plan covering substantially all retired non-union employees and their dependents.  For more information on the Company’s retirement plans, see Notes 10 and 11 to the Company’s Consolidated Financial Statements for the year ended December 31, 2003. A summary of net periodic benefit cost related to the Company’s pension and postretirement healthcare benefit plans for the three and nine months ended September 30, 2004 and 2003 is as follows (amounts in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost - benefit earned during the period	$1,231	$1,073	$3,693	$3,219
Interest cost on projected benefit obligation	1,253	1,116	3,759	3,348
Expected return on plan assets	(1,070)	(870)	(3,210)	(2,610)
Amortization of prior service cost	51	31	153	93
Amortization of actuarial loss	287	269	861	807
Net periodic pension cost	$1,752	$1,619	$5,256	$4,857

	Postretirement Healthcare
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost - benefit earned during the period	$179	$155	$537	$465
Interest cost on projected benefit obligation	126	112	378	336
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	—	—	—	—
Net periodic postretirement healthcare benefit cost	$305	$267	$915	$801

The Company made no cash contributions to its pension plans during the third quarter of 2004.  During the nine months ended September 30, 2004, the Company made cash contributions of $7.8 million.  During the same three and nine month periods in 2003, the Company made cash contributions to its pension plans of $0.6 million and $5.1 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees.  The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors.  The Company recorded an expense of $0.8 million and $2.5 million for the Company match of employee contributions to the 401(k) Plan during the three and nine- month periods ended September 30, 2004.  During the same periods last year, the Company recorded $0.7 million and $2.2 million of expense for the same match.

9.  Recent Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”).  FSP No. 106-2 supersedes FSP No. 106-1 and provides guidance on the accounting for the effects of the Medicare Act on postretirement health benefit plans.  In addition, FSP No. 106-2 requires certain financial statement disclosures regarding the effects of the Medicare Act.  The Company does not believe adoption of FSP No. 106-2 will have a material impact on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature.  These forward-looking statements are based on management’s current expectations, forecasts and assumptions.  This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here.  These risks and uncertainties include, but are not limited to:

•        the Company’s ability to effectively manage its operations and to implement general cost-reduction initiatives;

•        the Company’s reliance on key suppliers and the impact of fluctuations in their pricing;

•        variability in supplier allowances and promotional incentives payable to the Company based on inventory purchase volumes, attainment of supplier-established growth hurdles, and supplier participation in the Company’s annual and quarterly catalogs and other marketing programs;

•        the impact of supplier allowances and promotional incentives on the Company’s gross margin;

•        the Company’s ability to anticipate and respond to changes in end-user demand;

•        the impact of variability in customer demand on the Company’s product offerings and sales mix and, in turn, on customer rebates payable, and supplier allowances earned, by the Company and on the Company’s gross margin;

•        competitive activity and pricing pressures;

•        changing customer demand toward manufacturer direct purchases;

•        reliance on key management personnel;

•        acts of terrorism or war;

•        the Company’s ability to implement, timely and effectively, improved internal controls in response to conditions previously or subsequently identified at the Company’s Canadian division or otherwise, in order to achieve by December 31, 2004 and maintain on an ongoing basis an effective internal control environment in compliance with the Sarbanes-Oxley Act of 2002;

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

•                  While some positive employment data was seen in the later part of the first nine months of 2004, unemployment remains relatively high.  Unemployment levels, job creation and office space utilization are directional indicators of business- related spending for business products and therefore sales growth may continue to be challenging for the Company.

•                  Technology products continue to be the Company’s largest product category by sales volume.  Technology products generally have lower gross margins than the Company’s other product categories, although the associated operating costs are typically lower than operating costs for the other product categories distributed by the Company.  The Company believes its value proposition as a single source for technology and other office products should help generate demand for technology products.

•                  Office furniture sales during the third quarter of 2004 rose 12.2% versus the same period last year.  Industry forecasts for office furniture sales continue to show an improving trend and the Company believes it will benefit from more favorable market conditions.

•                  Independent dealers account for a significant percentage of the Company’s net sales. Their continued viability and success are important to future sales and earnings growth for the Company. Independent dealers face increasing competition from existing national resellers who are targeting the middle market. National resellers may have competitive advantages over independent dealers, such as greater economies of scale, greater marketing, advertising and financial resources, as well as a broader retail and online presence.  Independent dealers typically compete with national resellers by providing greater service flexibility and offering other value-added services.

Recent Results

Sales per selling day for the fourth quarter to date (as of this filing) are trending up approximately 6%, this growth rate adjusts for customer inventory investment buys. In addition, selling days in the fourth quarter of 2004 will be 61, compared with 62 in the prior-year period.  Continued growth in the office furniture, technology and janitorial and sanitation product categories continued to indicate an improving economic environment for the Company.

The Company expects to incur incremental operating expenses in the fourth quarter of 2004 for the ongoing review of its Canadian division, related organizational changes and the implementation of other responsive measures.

Review of Canadian Division

During the third quarter of 2004, the Company took a write-off of approximately $4.3 million in supplier allowances and other items resulting from an ongoing review of the Company’s Canadian division.  The write-off related to amounts that were either overaccrued, or became uncollectible, in prior periods.  The Canadian division accounted for approximately 3.3% of the Company’s consolidated net sales for the three months ended September 30, 2004 and 3.8% for the nine months ended September 30, 2004.

The review of the Canadian division is ongoing, and the Company has engaged third parties, including outside counsel, to assist in the review.  The Company is reviewing additional supplier allowance accruals and other items relating to the Canadian division, including customer receivables, inventory balances and allegations of intentional misconduct at the Canadian division.  This review is expected to result in some additional write-offs.  As of the date of this report, the additional amounts determinable by the Company and expected to be written off in the fourth quarter of 2004 would not be material to the Company’s consolidated financial statements.  However, since the Company has not completed its review, it cannot be certain that additional adjustments to the Company’s financial statements would not be required or that any such adjustments would not be material to the Company’s consolidated financial condition or results of operations.

In connection with this review, the Company, in consultation with its independent registered public accountants, Ernst & Young LLP (“E&Y”), identified several internal control deficiencies related to its Canadian division.  These are discussed below under Item 4, Controls and Procedures.

New Stock Repurchase Program

On July 22, 2004, the Company’s Board of Directors approved a new share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of the Company’s common stock.  Purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.   During the third quarter, the Company repurchased 352,454 shares at an aggregate cost of $14.0 million under the new authorization.  At September 30, 2004, the Company had approximately $86 million available under the new authorization.

Critical Accounting Estimates

The Company considers an accounting estimate to be critical if: (1) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate is made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that management reasonably could have used in the current period, could have a material impact on the Company’s financial condition or results of operations.

As described in Note 2 of the Notes to the Company’s Condensed Consolidated Financial Statements, preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results.  Historically, actual results have not materially deviated from those determined using the methodology described below.

Supplier Allowances

Supplier allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin.  Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed in Note 2 to the Condensed Consolidated Financial Statements, and increased by estimated supplier allowances and promotional incentives.  These allowances and incentives are estimated on an on going basis and the potential variation between the actual amount of these margin contribution elements and the Company’s estimates of them could be material to its financial results.  Reported results reflect management’s current estimate of such allowances and incentives.

Approximately 40% to 45% of the Company’s estimated annual supplier allowances and incentives are fixed based on supplier participation in various Company advertising and marketing publications.  Fixed allowances and incentives are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company’s estimated annual supplier allowances and incentives are variable, based on the volume of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s estimated annual inventory purchase volume and are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.  The potential amount of variable supplier allowances often differs based on purchase volume by supplier and product category.  As a result, the mix and volume of the Company’s purchases among its suppliers can make it difficult to reach supplier allowance growth hurdles.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin.  Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales.

Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs.  These rebates are paid to customers monthly, quarterly and/or annually.  Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company’s customers.  The aggregate amount of customer rebates depends on product sales mix and customer mix changes.  Reported results reflect management’s current estimate of such rebates.  Changes in estimates of sales volumes, product mix, customer mix or sales patterns, or actual results that vary from such estimates, may impact future results.

Revenue Recognition

Revenue is recognized when a service is rendered or when title to the product has transferred to the customer.  Management establishes a reserve and records an estimate for future product returns related to revenue recognized in the current period.  This estimate requires management to make certain estimates and judgments, including estimating the amount of future returns of products sold in the current period.  This estimate is based on historical product-return trends and the loss of gross margin associated with those returns.  This methodology involves some risk and uncertainty due to its dependence on historical information for product returns and gross margins to record an estimate of future product returns.  If actual product returns on current period sales differ from historical trends, the amounts estimated for product returns (which reduce net sales) for the period may be overstated or understated, causing actual results of operation or financial condition to differ from those expected.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle and general liability and certain employee health benefits.  The Company records expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per person maximum cap on certain employee medical benefits provided by a third-party insurance company.  In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation claims.

Income taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These differences result in the recognition of deferred tax assets and liabilities.  The tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions.  Income tax expense also reflects the Company’s estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

Inventories

Inventory constituting approximately 90% of total inventory at both September 30, 2004 and December 31, 2003 has been valued under the last-in, first-out (“LIFO”) accounting method.  The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $25.7 million and $22.9 million higher than reported at September 30, 2004 and December 31, 2003, respectively.  In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory.  These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Selected Comparative Results for the Three Months  and Nine Months Ended September 30, 2004 and 2003

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1	85.1	85.1	85.6
Gross margin	14.9	14.9	14.9	14.4

Operating expenses
Warehousing, marketing and administrative expenses	10.5	10.7	10.8	10.7

Income from operations	4.4	4.2	4.1	3.7

Interest expense, net	0.1	0.1	0.1	0.2
Loss on early retirement of debt	—	—	—	0.2
Other expense, net	0.1	0.2	0.1	0.1

Income before income taxes and cumulative effect of a change in accounting principle	4.2	3.9	3.9	3.2

Income tax expense	1.6	1.5	1.5	1.2

Income before cumulative effect of a change in accounting principle	2.6	2.4	2.4	2.0

Cumulative effect of a change in accounting principle	—	—	—	0.2

Net income	2.6%	2.4%	2.4%	1.8%

Results of Operations—Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Net Sales.  Net sales for the third quarter of 2004 were $1.0 billion, up 5.0% compared with sales of $979.4 million for the third quarter of 2003.  The following table summarizes net sales by product category for the third quarters of 2004 and 2003:

	Three Months Ended September 30,
	2004	2003
Technology products	$450	$434
Traditional office supplies	304	296
Janitorial and sanitation supplies	127	113
Office furniture	133	118
Other	15	18
Total net sales	$1,029	$979

Sales in the technology products category grew 3.6% in the third quarter of 2004 compared to the prior year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 44%).  Sales in this category benefited from continued Company initiatives including single source efforts to deliver office products and technology products together, competitive pricing and new approaches to marketing products.  The growth in this category was tempered by the loss of $21 million of quarter-over-quarter volume in lower-margin technology products at the Company’s Canadian division.

Traditional office supplies represented approximately 30% percent of the Company’s sales in the third quarter of 2004.  Sales of traditional office supplies grew nearly 3% versus the prior year quarter.  The growth in this category was driven by higher paper sales and progress within the education market.

Sales growth in the janitorial and sanitation product category remained strong, rising 12% compared to the prior year quarter and this category accounted for 12% of the Company’s third quarter sales.  Growth in this sector was primarily due to continued growth with large distributors the Company serves.  In addition, the Company is launching new initiatives to help drive continued growth in this category.  For example, the Company’s OfficeJan initiative is designed to drive demand of janitorial and sanitation supplies to office products dealers.

Office furniture sales in the third quarter of 2004 increased 12% compared to the same quarterly period in 2003.  Office furniture accounted for 13% of the Company’s sales during the third quarter of 2004. This category benefited from positive economic trends, including reductions in white-collar unemployment and increases in office space occupancy.  In addition, sales during the third quarter of 2004 were positively impacted through more competitive pricing and focusing resources on serving key markets within this category.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the three months ended September 30, 2004 was $152.8 million, compared to $145.8 million in the prior year quarter.

The gross margin rate (gross profit as a percentage of net sales) in both the third quarter of 2004 and 2003 was 14.9%.  The Company’s gross margin rate was favorably impacted by various factors, including a 0.2 percentage point increase driven by higher inflation, a 0.2 percentage point reduction in net delivery expense as a result of internal initiatives and a 0.1 percentage point increase in purchase discounts.  These increases to gross margin were offset by a 0.5 percentage point decline in pricing margin.

During the third quarter of 2004, the Company recorded an unfavorable adjustment to gross margin of approximately $4.3 million, or 0.4% of sales.  This adjustment was primarily related to supplier allowances at the Company’s Canadian Division that were overaccrued or became uncollectible, in prior periods.  In addition, the Company recorded a favorable adjustment to gross margin of $2.4 million, 0.2% of sales, identified as a result of a review of historical vendor program terms at the Company’s USSC subsidiary.

Operating Expenses.  Operating expenses for the three months ended September 30, 2004 were $108.2 million, or 10.5% of sales, compared with $105.0 million, or 10.7% of sales, in the same three-month period last year.  Operating expenses for the third quarter of 2004 included an incremental $2.0 million related to investments in the Company’s category management and operational teams.  The lower operating expense ratio was due to operating leverage from higher sales.

Interest Expense, net.  Net interest expense for the third quarter of 2004 totaled $0.7 million, compared with $0.8 million in the same period last year.  This decline primarily reflects lower borrowing rates.

Other Expense, net.  Net other expense for the three months ended September 30, 2004 totaled $1.0 million compared with $2.4 million for the same three-month period last year.  Net other expense for the three months ended September 30, 2004 includes $0.8 million associated with the sale of certain trade accounts receivable through the 2003 Receivables Securitization Program (described below) and a $0.2 million loss on the disposition of property, plant and equipment.  Net other expense for the three months ended September 30, 2003 includes $1.3 million related to the write-down of certain assets held for sale, $1.0 million associated with the sale of certain trade accounts receivable through the 2003 Receivables Securitization Program and a net loss of $0.1 million from the disposition of property, plant and equipment.

Income Taxes.  Income tax expense totaled $16.6 million in the third quarter of 2004, compared with $14.3 million during the third quarter of 2003.  The Company’s effective tax rate for the third quarter of 2004 was 38.7%, compared with 38.0% in the third quarter of 2003.  This increase is a result of the projected annual pre-tax earnings and the mix of those earnings among states and legal entities, as well as changes to state tax rates.

Net Income.  Net income for the three months ended September 30, 2004 totaled $26.3 million, or $0.78 per diluted share, compared with net income of $23.3 million, or $0.69 per diluted share, for the same period in 2003.

Results of Operations—Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Net Sales.  Net sales for the nine months ended September 30, 2004 were $3.0 billion, up 2.7% compared with sales of $2.9 billion for same nine-month period of 2003.  The Company benefited from one additional selling day during the first nine months of 2004 versus the same period in 2003.  However, as compared to the first nine months of 2003, net sales for the first nine months of 2004 were negatively impacted by a $64 million period-over-period loss of volume in lower-margin technology products from a customer at the Company’s Canadian division.  The following table summarizes net sales by product category for the nine-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Technology products	$1,317	$1,302
Traditional office supplies	891	883
Janitorial and sanitation supplies	360	324
Office furniture	356	334
Other	59	62
Total net sales	$2,983	$2,905

Sales in the technology products category increased by 1% in the first nine months of 2004 compared to the prior year period.  The Company believes it offers an attractive value proposition, in that a customer’s technology products can be electronically transmitted, and then packed, shipped and invoiced, with a wide range of other office products.  This allows customers to eliminate costs and time they otherwise would incur to separately order, track, coordinate and process invoices for multiple shipments.

Traditional office products represented approximately 31% percent of the Company’s sales in the first nine months of 2004.  Sales of traditional office products experienced an increase of less than 1% versus the first nine months of 2003.  Sales in this category continue to be under pressure, as end-user demand for discretionary office products remains weak.

Sales rose nearly 11% in the janitorial and sanitation product category compared to the prior year nine-month period and this category accounted for nearly 12% of the Company’s sales.  Growth in this sector was primarily due to continued growth at large distributors the Company serves.  In addition, the Company is launching new initiatives to help drive continued growth in this category.  One initiative is to become the single source supplier of janitorial and sanitation supplies for office products dealers.

Office furniture sales in the first nine months of 2004 increased 6.5% compared to the same nine-month period in 2003.  Office furniture accounted for 12% of the Company’s sales in the first nine months of 2004.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the nine months ended September 30, 2004 was $443.1 million, compared to $418.8 million in the same prior year period.

The gross margin rate (gross profit as a percentage of net sales) in the first nine months of 2004 was 14.9%, compared with 14.4% in the same period last year.  The Company’s gross margin rate was positively impacted by various internal cost reduction initiatives that helped reduce net delivery expense (0.3 percentage points) and increased supplier allowances combined with higher purchase discounts (0.2 percentage points).

Operating Expenses.  Operating expenses for the nine months ended September 30, 2004 were $323.4 million, or 10.8% of sales, compared with $310.7 million, or 10.7% of sales, in the same nine-month period last year.  Operating expenses for the first nine months of 2004 included additional costs related to building the Company’s category management and operational teams.

Interest Expense, net.  Net interest expense for the first nine months of 2004 totaled $2.0 million, compared with $5.5 million in the same period last year.  This decline primarily reflects savings from lower borrowing rates.

Loss on Early Retirement of Debt.  During the first nine months of 2003, the Company recorded a loss on early retirement of debt totaling $6.7 million associated with the write-off of deferred financing costs related to the replacement of its Prior Credit Agreement with the 2003 Credit Agreement and the redemption of the Company’s 8.375 Senior Subordinated Notes

(see Note 6, “Long-Term Debt – 8.375% Senior Subordinated Notes, Other Debt and Letters of Credit,” to the Condensed Consolidated Financial Statements).  No such loss was recognized in the first nine months of 2004.

Other Expense, net.  Net other expense for the nine months ended September 30, 2004 totaled $2.4 million compared with $3.6 million for the same nine-month period last year.  Net other expense for the nine months ended September 30, 2004 included $0.3 million related to the write-down of certain assets held for sale, $2.2 million associated with the sale of certain trade accounts receivable through the 2003 Receivables Securitization Program (described below), offset by a gain of $0.1 million from the disposition of property, plant and equipment.  Net other expense for the first nine months of 2003 included $1.3 million related to the write-down of certain assets held for sale and $2.7 million associated with the sale of certain trade accounts receivable through the 2003 Receivables Securitization Program (described below), offset by a $0.4 million net gain on the disposition of plant, property and equipment.

Cumulative Effect of a Change in Accounting Principle.  During the nine months ended September 30, 2003, the Company recorded a cumulative effect of a change in accounting principle of $6.1 million, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2, “Supplier Allowances and Cumulative Effect of a Change in Accounting Principle,” to the Condensed Consolidated Financial Statements).  No such charge was recorded in the first nine months of 2004.

Income Taxes.  Income tax expense totaled $44.6 million in the first nine months of 2004, compared with $35.1 million for the same period in 2003.  The Company’s effective tax rate for the first nine months of 2004 was 38.7%, compared with 38.0% in the first nine months of 2003.  This increase is a result of the projected annual pre-tax earnings and the mix of those earnings among states and legal entities as well as changes to state tax rates.

Net Income.  For the nine months ended September 30, 2004, the Company recorded net income of $70.7 million, or $2.08 per diluted share, compared with net income of $51.1 million, or $1.54 per diluted share, for the same period in 2003.  Net income and diluted earnings per share for the first nine months of 2003 include charges related to the cumulative effect of a change in accounting principle related to the adoption of EITF Issue No. 02-16 of $6.1 million after tax, or $0.19 per diluted share, and for the early retirement of debt of $6.7 million ($4.2 million after tax), or $0.13 per diluted share.  For further information on EITF Issue No. 02-16 or the early retirement of debt, see Notes 2, “Supplier Allowances and Cumulative Effect of a Change in Accounting Principle,” and 6, “Long-Term Debt – 8.375% Senior Subordinated Notes, Other Debt and Letters of Credit,” respectively, to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

General

United is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and cash from borrowings by USSC.  Restrictive covenants in USSC’s debt agreements restrict USSC’s ability to pay cash dividends and make other distributions to United.  In addition, the right of United to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC.  The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet 2003 Receivables Securitization Program (as defined below)  consisted of the following amounts (in thousands):

	As of September 30, 2004	As of December 31, 2003
Revolver	$7,500	$10,500
Industrial development bonds, at market-based interest rates, maturing in 2011	6,800	6,800
Other long-term debt	—	24
Debt under GAAP	14,300	17,324
Accounts receivable sold (1)	106,500	150,000
Adjusted debt	120,800	167,324
Stockholders’ equity	710,168	672,978
Total capitalization	$830,968	$840,302

Adjusted debt-to-total capitalization ratio	14.5%	19.9%

(1) See discussion below under “Off-Balance Sheet Arrangements -  2003 Receivables Securitization Program”

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as “Debt under GAAP”). Under GAAP, accounts receivable sold under the Company’s 2003 Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt.  Internally, the Company considers accounts receivables sold to be a financing mechanism.  The Company therefore believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt.

In accordance with GAAP, total debt outstanding at September 30, 2004 declined by $3.0 million to $14.3 million from the balance at December 31, 2003.  This resulted from a reduction in borrowings under the Company’s Revolver.  Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the 2003 Receivables Securitization Program. Adjusted debt as of September 30, 2004 declined by $46.5 million from the balance at December 31, 2003.  At September 30, 2004, the Company’s adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company’s 2003 Receivables Securitization Program as debt) was 14.5%, compared to 19.9% at December 31, 2003.

The adjusted debt-to-total capitalization ratio is provided as an additional liquidity measure.  As noted above, GAAP requires that accounts receivable sold under the Company’s 2003 Receivables Securitization Program be reflected as a reduction in accounts receivable and not reported as debt.  Internally, the Company considers accounts receivables sold to be a financing mechanism.  The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt, and calculates debt-to-total capitalization on the same basis. A reconciliation of this non-GAAP measure is provided in the table above.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing.  Financing available from debt and the sale of accounts receivable at September 30, 2004, is summarized below:

Availability ($ in millions)

Maximum financing available under:
Revolver	$275.0
2003 Receivables Securitization Program	225.0
Maximum financing available		$500.0

Amounts utilized:
Revolver and other debt sources	14.3
2003 Receivables Securitization Program	106.5
Outstanding letters of credit	15.1
Total financing utilized		135.9
Available financing, before restrictions		364.1
Restrictive covenant limitation		—
Available financing at September 30, 2004		$364.1

Restrictive covenants under the 2003 Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below.  At September 30, 2004, the leverage ratio covenant in the Company’s 2003 Credit Agreement did not impact the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

2003 Credit Agreement and 2004 Amendment

In March 2003, the Company replaced its then existing senior secured credit facility (the “Prior Credit Agreement”) by entering into a new Five-Year Revolving Credit Agreement (the “2003 Credit Agreement”), dated as of March 21, 2003, by and among USSC, as borrower, United, as guarantor, various lenders that from time to time are parties thereto and Bank One, NA, as administrative agent.  The 2003 Credit Agreement provides for a revolving credit facility (the “Revolver”) with an aggregate committed principal amount of $275 million.  Subject to the terms and conditions of the 2003 Credit Agreement, USSC may seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million.  As a result of the replacement of the Prior Credit Agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.  The 2003 Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

Effective June 30, 2004, the Company entered into an amendment (the “Amendment”) to the 2003 Credit Agreement.  Prior to the Amendment, the 2003 Credit Agreement restricted the ability of each of United and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to United to fund certain expenses.  It also limited the amount of USSC distributions to United to enable United to repurchase its own shares of common stock.  The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company’s consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options.  As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the 2003 Credit Agreement, the Amendment affords the Company an additional $200 million to use for share repurchases, dividends or other permitted distributions.

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

Obligations of USSC under the 2003 Credit Agreement are guaranteed by United and certain of USSC’s domestic subsidiaries.  USSC’s obligations under the 2003 Credit Agreement and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2003 Credit Agreement.  Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

Loans outstanding under the 2003 Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC’s option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof.  The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries.  Applicable margins are up to 0.75% and 2.25%.

Debt maturities under the 2003 Credit Agreement as of September 30, 2004, are as follows (dollars in thousands):

Year	Amount

2004 - 2007	$—
2008	7,500
Later years	—
Total	$7,500

Off-Balance Sheet Arrangements – 2003 Receivables Securitization Program

General

On March 28, 2003, USSC replaced its then existing $160 million Receivables Securitization Program with a new third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “2003 Receivables Securitization Program”).  Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Canada and foreign subsidiaries) to USS Receivables Company, Ltd. (the “Receivables Company”).  The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust.  The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors.  Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  The 2003 Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes this program to fund its cash requirements more cost effectively than under the 2003 Credit Agreement.  Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue.  The program liquidity was renewed on March 26, 2004.  The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables.  If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase.  In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity.  As discussed above, the Company’s 2003 Credit Agreement is an existing alternate liquidity source.  The Company believes that, if so required, it also could access other liquidity sources to replace funding from the 2003 Receivables Securitization Program.

Financial Statement Presentation

The 2003 Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  At September 30, 2004, the Company sold $106.5 million of interests in trade accounts receivable, compared with $150 million at December 31, 2003.  Accordingly, trade accounts receivable of $106.5 million as of September 30, 2004 and $150 million as of December 31, 2003 are excluded from the Condensed Consolidated Financial Statements.  As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the master trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the 2003 Receivables Securitization Program.  Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates.  The annual interest rate on the certificates issued under the 2003 Receivables Securitization Program during the first nine months of 2004 was 1.7%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program.  Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $2.2 million for the first nine months of 2004, compared with $2.7 million for the nine months ended September 30, 2003. Proceeds from the collections under this revolving agreement for the nine months ended September 30, 2004 and 2003 were $2.6 billion for each period.  All costs and/or losses related to the 2003 Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust.  No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors).  The Company’s net retained interest on $371.3 million and $303.7 million of trade receivables in the master trust as of September 30, 2004 and December 31, 2003 was $264.8 million and $153.7 million, respectively.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the 2003 Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum.  In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest.  Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value.  A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations.  Accounts receivable sold to the master trust and written off during the third quarter of 2004 were not material.

Cash Flow

Cash flows for the Company for the nine months ended September 30, 2004 and 2003 are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2004	2003

Net cash provided by operating activities	$42,919	$185,632
Net cash used in investing activities	(689)	(5,951)
Net cash used in financing activities	(38,395)	(179,889)

Cash Flow From Operations

A key strength of the Company’s business is its ability to consistently generate strong cash from operations.  The Company’s cash from operations is generated primarily from net income and improvements in working capital.  Net cash provided by operating activities for the nine months ended September 30, 2004 was $42.9 million, compared with $185.6 million in the same nine-month period of 2003.  The reduction in 2004 cash flow from operations compared with the prior year nine-month period was primarily the result of changes in the amount of accounts receivable sold under 2003 Receivables Securitization Program.

Internally, the Company considers accounts receivable sold under the 2003 Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations.  Since the Company’s retirement of its 8.375% Notes and replacement of the Prior Credit Agreement (see Note 6, “Long-Term Debt – 8.375% Senior Subordinated Notes, Other Debt and Letters of Credit,” to the Condensed Consolidated Financial Statements for a discussion of these events), the 2003 Receivables Securitization Program is the Company’s primary financing mechanism.  The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold.  Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the nine months ended September 30, 2004 and 2003 is provided below as an additional liquidity measure (in millions):

	For the Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net cash provided by operating activities	$42.9	$185.6
Excluding the change in accounts receivable sold	43.5	(84.9)
Net cash provided by operating activities excluding the effects of receivables sold	$86.4	$100.7

Cash Flows From Financing Activities:
Net cash used in financing activities	$(38.4)	$(179.9)
Including the change in accounts receivable sold	(43.5)	84.9
Net cash used in financing activities including the effects of receivables sold	$(81.9)	$(95.0)

Cash Flow From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2004 was $0.7 million, compared with a net use of cash for investing activities of $6.0 million in the same nine-month period of 2003.  For both the nine months ended September 30, 2004 and 2003, the Company’s cash used for investing activities related exclusively to net capital expenditures for ongoing operations and proceeds from the disposition of plant property, and equipment.

Funding for gross capital expenditures for the first nine months of 2004 and 2003 totaled $10.7 million and $9.6 million, respectively.  Proceeds from the disposition of property, plant and equipment totaled $10.0 million for the first nine months of 2004, compared with $3.6 million in the same nine-month period of 2003.  Proceeds from the disposition of plant, property and equipment for the first nine months of 2004 include $9.6 million for the sale of certain distribution centers.  Net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) were $0.7 million for the first nine months of 2004, compared with $6.0 million during the comparable period in 2003.  Capitalized software costs for the nine-month periods ended September 30, 2004 and 2003 were $2.2 million and $1.7 million, respectively.  As a result, net capital spending (net capital expenditures plus capitalized software costs) totaled $2.9 million in the first nine months of 2004, compared to $7.7 million in the same nine-month period of 2003. The Company expects net capital spending for 2004 to be approximately $12 million.

Net capital spending is provided as an additional measure of investing activities.  The most directly comparable financial measure calculated and presented in accordance with GAAP is capital expenditures (as defined).  Under GAAP, capital expenditures are required to be included on the cash flow statement under the caption “Net Cash Used in Investing Activities.”  The Company’s accounting policy is to include capitalized software (system costs) in “Other Assets.”  GAAP requires that “Other Assets” be included on the cash flow statements under the caption “Net Cash Provided by Operating Activities.”  Internally, the Company measures cash provided by or used in investing activities including capitalized software.  A reconciliation of net capital spending to capital expenditures is provided as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended		Forecast
	September 30,		September 30,		Year Ending
	2004	2003	2004	2003	2004
Net Capital Spending

Capital expenditures	$4.4	$4.3	$10.7	$9.6	$16.0
Proceeds from the disposition of property, plant and equipment	—	—	(10.0)	(3.6)	(10.0)
Net cash used in investing activities	4.4	4.3	0.7	6.0	6.0
Capitalized software	0.5	0.4	2.2	1.7	6.0
Net capital spending	$4.9	$4.7	$2.9	$7.7	$12.0

Cash Flow From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2004 totaled $38.4 million, compared with $179.9 million in the prior year period.  Cash flow used for financing activities during the nine months of 2004 resulted primarily from $40.9 million the Company used to repurchase its common stock during the period (see caption in Note 1, “Basis of Presentation – Common Stock Repurchase,” to the Condensed Consolidated Financial Statements) and $3.0 million in additional borrowings under the Company’s Revolver, offset by $6.5 million in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans.  Net cash used in financing activities during the first nine months of 2003 included $204.4 million in repayments, redemption of the Notes and an industrial development bond, and $5.0 million for payment of employee withholding tax on stock option exercises, partially offset by $29.5 in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company’s exposure to interest rate risks is principally limited to the Company’s outstanding long-term debt at September 30, 2004 of $14.3 million, $106.5 million of receivables sold under the 2003 Receivables Securitization Program and the Company’s $264.8 million retained interest in the master trust (as defined above).

The Company has historically used both fixed-rate and variable or short-term rate debt.  At September 30, 2004, all of the Company’s outstanding debt is priced at variable interest rates.  The Company’s variable rate debt is based primarily on the applicable prime or one-month London InterBank Offered Rate (“LIBOR”).  The prevailing prime interest rate was 4.75% at September 30, 2004 and the one-month LIBOR rate as of September 30, 2004 was approximately 1.8%.  A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.6 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

The Company’s retained interest in the master trust (defined above) is also subject to interest rate risk.  The Company measures the fair value of its retained interest throughout the term of the 2003 Receivables Securitization Program using a present value model that includes an assumed discount rate of 5% per annum and an average collection cycle of approximately 40 days.  Based on the assumed discount rate and short average collection cycle, the retained interest is recorded at book value, which approximates fair value.  Accordingly, a 50 basis point movement in interest rates would not result in a material impact on the Company’s results of operations.

Foreign Currency Exchange Rate Risk

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

ITEM 4.          CONTROLS AND PROCEDURES.

(a)  At the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management performed an evaluation, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, and except as discussed below, the Company’s management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.

The Company’s management, as well as E&Y, the Company’s independent registered public accountants, have identified internal control deficiencies relating to (i) the design and operating effectiveness of internal controls relating to receivables from suppliers for various supplier allowance programs at the Company’s Canadian division, (ii) certain amounts recorded in respect of the Canadian division at June 30, 2004 which were determined to be in error, and (iii) inadequate reviews of various Canadian division receivables balances for collectibility.  As a result, in the third quarter of 2004, the Company took a write-off of approximately $4.3 million for amounts relating to its Canadian operations that were either overaccrued, or became uncollectible, in prior periods.  Management and E&Y considered these matters to be “significant deficiencies” under standards established by the Public Company Accounting Oversight Board, and have reported them to the Audit Committee of the Company’s Board of Directors (the “Audit Committee”).

The Company’s review of the Canadian division is ongoing, and the Company has engaged third parties, including outside counsel, to assist in the review.  The Company is reviewing additional supplier allowance accruals and other items relating to the Canadian division, including customer receivables, inventory balances and allegations of intentional misconduct at the Canadian division.  This review is expected to result in some additional write-offs.  As of the date of this report, the additional amounts determinable by the Company and expected to be written off in the fourth quarter of 2004 would not be material to the Company’s consolidated financial statements.  However, since the Company has not completed its review, it cannot be certain that additional adjustments to the Company’s financial statements would not be required or that any such adjustments would not be material to the Company’s consolidated financial condition or results of operations.

(b)  Although the internal control deficiency described above is not considered to be a “material weakness,” the Company understands the critical importance of effective internal controls over financial reporting.  As a result, the Company has implemented, or is in the process of implementing, changes and improvements to strengthen its internal controls, including:

•      reorganizing the Canadian division to promote segregation of duties and conformity with overall corporate policies and procedures;

•      changing the internal reporting structure so that accounting personnel at the Canadian division report directly to the Company’s accounting department in the United States, with stronger oversight for all other functional areas by their U.S. counterparts;

•      improving formal Canadian division policies, processes and procedures, and supporting documentation requirements, including those relating to supplier allowances estimates and recoveries and timely account reviews and reconciliations; and

•      establishing additional monitoring controls over the Canadian division, including those relating to the establishment and review of supplier and customer accruals and accounting for non-routine transactions.

The Company’s Audit Committee and senior management plan to consider whether additional measures or accounting resources may be appropriate to improve the Company’s internal controls over financial reporting.   Such measures could include, among others, additional training for finance, purchasing and sales personnel with respect to financial reporting requirements and accounting and information systems enhancements.

Subject to the foregoing, there were no internal controls changes that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the third quarter of 2004:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2004 - 7/31/2004	34,500	$38.63	34,500	$98,670,090
8/1/2004 - 8/31/2004	219,654	39.09	219,654	90,084,770
9/1/2004 - 9/30/2004	98,300	41.95	98,300	85,961,429
Total	352,454	$39.84	352,454

(1)

The Company announced on July 22, 2004, the Company’s Board of Directors authorized a new share repurchase program allowing the Company to purchase up to an additional $100 million of the Company’s common stock.

(2)	All share purchases were executed under the Company’s stock purchase authorization.

ITEM 6.          EXHIBITS.

(a)                      Exhibits

This Quarterly Report on Form 10-Q includes as exhibits certain documents that the Company has previously filed with the SEC.  Such previously filed documents are incorporated herein by reference from the respective filings indicated in parentheses at the end of the exhibit descriptions (all made under United’s file number of 0-10653).  Each of the management contracts and compensatory plans or arrangements included below as an exhibit is identified as such by a double asterisk at the end of the related exhibit description.

Exhibit No.	Description

3.1

Second Restated Certificate of Incorporation of United, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the “2001 Form 10-K”))

3.2

Amended and Restated Bylaws of United, dated as of January 28, 2003 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the “2002 Form 10-K”))

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

4.3

Credit Agreement, dated as of March 21, 2003, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the “Lenders”) and Bank One, NA, as administrative agent (Exhibit 4.8 to the 2002 Form 10-K)

4.4	Pledge and Security Agreement, dated as of March 21, 2003, by and between USSC as borrower, United, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC

(collectively, the “Initial Guarantors”), and Bank One, NA, as agent for the Lenders (Exhibit 4.9 to the 2002 Form 10-K)

4.5	Guaranty, dated as of March 21, 2003, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)

4.6

Amendment to Credit Agreement, dated as of June 30, 2004, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the “Lenders”) and Bank One, NA, as administrative agent (Exhibit 4.6 to the Company’s Form 10-Q for the Quarter ended June 30, 2004, filed on August 6, 2004)

10.1*	United Stationers Supply Co. Severance Pay Plan, as in effect as of August 1, 2004**

15.1*	Letter regarding unaudited interim financial information

15.2*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of November 9, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of November 9, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of November 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -  Filed herewith

** - Represents a management contract or compensatory plan or arrangement

(b)                     Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the third quarter of 2004:

•                  The Company filed a Current Report on Form 8-K on July 23, 2004, reporting under Items 12 and 7 the Company’s financial results for the second quarter of 2004.

•                  The Company filed a Current Report on Form 8-K on September 3, 2004, reporting under Item 9.01 its current forms of option grant letters for non-employee directors and employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: November 9, 2004	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer
(Duly authorized signatory and principal financial officer)