Form 10-K
period 2004-12-31
UNITED STATIONERS INC
filed 2005-03-16
CIK 355999

Use these links to rapidly review the document
TABLE OF CONTENTS

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒     No  ☐

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2004 was approximately $1,293,056,995.

On March 14, 2005, United Stationers Inc. had 33,195,666 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.
FORM 10-K
For The Year Ended December 31, 2004

PART I

ITEM 1. BUSINESS.

General

United Stationers Inc. is the largest broad line wholesale distributor of business products in North America with 2004 consolidated net sales of approximately $4.0 billion. United has over 15,000 customers, which resell products purchased from United to end consumers. The Company provides its customers with a number of competitive advantages, including access to more than 40,000 items, high order accuracy and fill rates, same- or next-day delivery to more than 90% of the U.S. and major cities in Canada and Mexico, and comprehensive training and marketing programs to help resellers reach end consumers.

Except where the context otherwise requires, the terms "United" and the "Company" refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. ("USI"), was incorporated in 1981 in the State of Delaware. USI's only direct wholly owned subsidiary and the Company's principal operating company is United Stationers Supply Co. ("USSC"), incorporated in 1922 in the State of Illinois. USSC sells traditional business products, as well as technology products through its Azerty marketing division and janitorial and sanitation products through its subsidiary, Lagasse, Inc.

Products

United distributes more than 40,000 stockkeeping units ("SKUs") within the following principal categories:

Technology Products.    The Company is a leading wholesale distributor of computer supplies and peripherals in North America. It offers approximately 12,000 items—such as printer cartridges, data storage, and digital cameras—to value-added computer resellers, office products dealers, drug stores and grocery chains. Technology products accounted for approximately 45% of the Company's 2004 consolidated net sales.

Traditional Office Products.    United is one of the largest national wholesale distributors of a broad range of office supplies. The Company offers approximately 20,000 brand-name and private label products—such as writing instruments, paper products, organizers, calendars and general office accessories. These products accounted for approximately 30% of the Company's 2004 consolidated net sales.

Office Furniture.    United is one of the largest office furniture wholesalers in North America. It offers more than 4,500 items—such as vertical and lateral file cabinets, leather chairs, wooden and steel desks and computer furniture—from approximately 60 manufacturers. This product category accounted for approximately 12% of the Company's 2004 consolidated net sales.

Janitorial/Sanitation Products.    The Company is a leading wholesaler of janitorial and sanitation supplies. It offers over 5,000 items in the following primary subcategories: janitorial and sanitation supplies, food service disposables, safety and security items, and paper and packaging supplies. The janitorial/sanitation product category accounted for approximately 12% of the Company's 2004 consolidated net sales.

The remaining 1% of the Company's consolidated net sales came from freight and advertising revenue.

As part of its efforts to improve product category management, in 2003 United introduced another category—New and Emerging Products. The Company established this category to focus on specific niche markets, such as supplies for education and physicians' offices, and to develop product lines and promotional materials to help its resellers increase their sales in these markets. Since most of the products offered in this category fall into the other four primary categories, revenues from New and Emerging Products are not reported separately. During 2004, the Company reclassified certain products between categories and, as a result, previously disclosed percentages for both product category growth and total sales mix are not comparable to the current year presentation. The reclassifications did not impact total net sales. See Note 5 to the Consolidated Financial Statements showing 2003 and 2002 net sales by product category that conform to the current year presentation.

For more information on sales by product category, as well as sales and assets attributable to domestic and foreign locations in which the Company conducts business, see Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Customers

The Company serves a diverse group of over 15,000 customers, including independent office products dealers and contract stationers, national mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, and e-commerce merchants. No single customer accounted for more than 7.5% of United's 2004 consolidated net sales.

Independent resellers accounted for nearly 80% of United's 2004 consolidated net sales. The Company provides these customers with specialized services designed to help them market their products and services while improving operating efficiencies and eliminating costs.

Marketing and Customer Support

United's customers can purchase most of the products the Company distributes at similar prices from many other sources. Most of the Company's reseller customers purchase their products from more than one source, frequently using "first call" and "second call" distributors. A "first call" distributor typically is a reseller's primary wholesaler, which is given the first opportunity to fill an order. In the event the "first call" distributor is unable to fill an order or to do so timely, the reseller will transmit the order to its "second call" distributor.

To differentiate itself from its competition, United focuses its marketing efforts on providing value-added services to resellers, including:

  •
  A broad line of products for one-stop shopping;

  •
  High levels of products in stock, with an average order fill rate greater than 97% in 2004;

  •
  Efficient order processing, resulting in a 99.5% order accuracy rate in 2004;

  •
  High-quality customer service from several state-of-the-art call centers;

  •
  National distribution capabilities that enable same-day or overnight delivery to more than 90% of the U.S. and major metropolitan areas in Canada and Mexico, providing a 99% on-time delivery rate in 2004;

  •
  Training programs designed to help resellers improve their operations; and

  •
  End-consumer research to help resellers better understand and market to their customers.

United's marketing programs have emphasized two other major components. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers. These catalogs usually are custom printed with each reseller's name, then sold to the resellers who, in turn, distribute them to their customers. Second, United provides its resellers with a variety of dealer support and marketing services. These services are designed to help resellers differentiate themselves from their competitors by addressing the needs of the end user's procurement process.

Nearly all of the Company's 40,000 SKUs are sold through its comprehensive annual general line catalog (available in both print and electronic versions) and semi-annual specialty catalogs. Promotional catalogs are typically produced each quarter.

United also develops separate quarterly flyers covering most of its product categories, including its Universal® private brand line, offering a large selection of popular commodity products. Since catalogs provide product exposure to end consumers and generate demand, United tries to maximize their distribution by offering incentives to resellers, which they can use to offset the cost of the catalogs.

Resellers can place orders with the Company through the Internet, by phone, fax and e-mail and through a variety of electronic order entry systems. Electronic order entry systems allow resellers to forward their customers' orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2004, United received almost 90% of its orders electronically.

At year-end, the Company employed approximately 260 field salespeople, 140 tele-salespeople and 460 customer care representatives in support of its sales, marketing and customer service activities. United's sales force tailors its service offerings to serve each customer's needs and reduce costs.

Distribution

USSC has a network of 35 business products regional distribution centers located in 24 states. Most of these centers carry the Company's complete offering of business products, including technology products, traditional office products and office furniture. United also has 24 Lagasse distribution centers that carry a comprehensive line of janitorial and sanitation supplies. In addition, the Company operates two distribution centers in Mexico that serve computer supply resellers, and two Azerty distribution centers that serve the Canadian marketplace. United's domestic operations generated $3.8 billion of its $4.0 billion in 2004 consolidated net sales, and its international operations contributed another $0.2 billion to 2004 net sales.

The Company supplements its regional distribution centers with 20 local distribution points across the U.S., which serve as re-distribution points for orders filled at the regional centers. United uses a dedicated fleet of more than 400 trucks, most of which are under contract to the Company, to enable direct delivery to resellers from regional distribution centers and local distribution points.

United enhances its distribution capabilities through a proprietary computerized inventory locator system. If a reseller places an order for an item that is out of stock at the nearest distribution center, the system will search for the product at alternative facilities within the shuttle network. When the item is found, the alternate location coordinates shipping with the primary facility. For the majority of resellers, the result is a single on-time delivery of all items. This system gives United added inventory support while minimizing working capital requirements. As a result, the Company can provide higher service levels to its reseller customers, reduce back orders, and minimize time spent searching for substitute merchandise. These factors contribute to a high order fill rate and efficient levels of inventory. To meet the Company's delivery commitments and to maintain high order fill rates, United carries a significant amount of inventory, which contributes to its overall working capital requirements.

The "Wrap and Label" program is another service the Company offers to resellers. This program gives resellers the option to receive individually packaged orders ready to be delivered to its end-consumers. For example, when a reseller places orders for several individual consumers, United can group and wrap the items separately, identifying each specific consumer, so that the reseller need only deliver the already individualized packages. Resellers find the "Wrap and Label" program advantageous because it eliminates the need to break down bulk shipments and repackage orders before delivering them to consumers.

In addition to these value-adding programs for resellers, United is committed to reducing its operating costs. The Company's "war on waste" program has a goal of removing $20 million in costs per year through a combination of new and continuing activities such as streamlining the Company's receiving operations, improving its returns policies and procedures, and maximizing the efficiency of its fleet and transportation system.

Purchasing and Merchandising

As the largest broad line wholesale business products distributor in North America, United is able to leverage its broad product selection as a key merchandising strategy. The Company orders products from more than 450 manufacturers. As a result of its purchasing volume, United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2004, United's largest supplier was Hewlett-Packard Company, representing approximately 24% of its aggregate purchases.

The Company's centralized Merchandising Department is responsible for selecting, purchasing and pricing merchandise, as well as managing the entire supplier relationship. Product selection is based upon end user acceptance, anticipated demand for the product, and the manufacturer's total service, price and product quality. As part of its effort to create an integrated supplier approach, United introduced the Preferred Supplier Program. This program is designed to strengthen relationships with suppliers, by offering their products as preferred brands in the Company's marketing efforts, while working closely with them to reduce overall supply chain costs.

Competition

United competes with office products manufacturers and with other national, regional and specialty wholesalers of office products, office furniture, technology products, and janitorial and sanitation supplies. In most cases, competition is based primarily upon net pricing, minimum order quantity, speed of delivery, and value-added marketing and logistics services.

The Company competes with manufacturers who often sell their products directly to resellers and may offer lower prices. United believes that it provides an attractive alternative to manufacturer direct purchases by offering a combination of value-added services, including: 1) marketing and catalog programs; 2) same-day and next-day delivery; 3) a broad line of business products from multiple manufacturers on a "one-stop shop" basis; and 4) lower minimum order quantities.

Competition with other broad line wholesalers is based on breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers, and quality of marketing and other value-added services. The Company competes with one national broad line office products competitor, as well as local and regional office products wholesalers and furniture and janitorial/sanitation distributors, each of which typically offer more limited product lines. In addition, United competes with various national distributors of computer consumables primarily on net pricing to resellers.

General competition in the office products industry has led to greater price awareness among end consumers. As a result, purchasers of commodity office products appear increasingly more price sensitive. The Company has addressed this by emphasizing to resellers the continuing advantages of its value-added services and competitive strengths as compared to those of manufacturers and other wholesalers.

Seasonality

The Company's sales generally are relatively steady throughout the year. However, sales vary to the extent of seasonal buying patterns of consumers of office products. In particular, the Company's sales usually are higher than average during January, when many businesses begin operating under new annual budgets and release previously deferred purchase orders.

Employees

As of March 1, 2005, United employed approximately 5,550 people.

Management believes it has good relations with its employees. Approximately 740 of the shipping, warehouse and maintenance employees at certain of the Company's Philadelphia, Baltimore, Los Angeles and New York City facilities are covered by collective bargaining agreements. United successfully renegotiated agreements with employees in Philadelphia and Los Angeles in 2004. The agreement with employees in New York is set to expire on April 30, 2005. The other agreements expire at various times during the next three years. The Company has not experienced any work stoppages during the past five years.

Availability of the Company's Reports

The Company's principal Internet Web site address is www.unitedstationers.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available free of charge through the Company's Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). In addition, copies of these filings (excluding exhibits) may be requested at no cost by contacting the Investor Relations Department at:

United Stationers Inc. Attn: Investor Relations Department 2200 East Golf Road Des Plaines, IL 60016-1267 Telephone: (847) 699-5000 Fax: (847) 699-4716 E-mail: IR@ussco.com

ITEM 2. PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's debt agreements (see the information under the caption "Liquidity and Capital Resources" included below under Item 7). As of December 31, 2004, these properties consisted of the following:

Offices.    The Company owns its approximately 136,000 square foot headquarters office in Des Plaines, Illinois. It also owns approximately 49,000 square feet of office space in Orchard Park, New York. The Company leases approximately 49,000 square feet of additional office space in Des Plaines, Illinois and Mt. Prospect, Illinois. Its Canadian Division leases approximately 17,000 square feet of office space in Montreal, Quebec. In addition, the Company leases approximately 22,000 square feet of office space in Harahan, Louisiana and approximately 6,000 square feet of office space in Metarie, Louisiana.

Distribution Centers.    The Company utilizes approximately 10.5 million square feet of warehouse space. USSC has 35 business products distribution centers located throughout the United States. The Company maintains 24 Lagasse janitorial and sanitation supply distribution centers in the United States, two distribution centers in Mexico that serve computer supply resellers and two Azerty distribution centers that serve the Canadian marketplace. Of the 10.5 million square feet of distribution center space, 3.0 million square feet are owned and 7.5 million square feet are leased.

ITEM 3. LEGAL PROCEEDINGS.

For information with respect to legal proceedings, see Note 3 to the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company has been advised by the staff of the SEC that the staff is conducting an informal inquiry regarding the Company in connection with its Azerty United Canada division and related financial reporting matters. For additional information with respect to such matters, see Item 7 of this Annual Report under the caption, "Review of Canadian Division," and Item 9A under the caption, "Changes in Internal Control over Financial Reporting." The Company intends to continue to cooperate with the SEC in this inquiry. Due to the early stage of this inquiry, the Company is unable to predict its ultimate scope or outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 55, President and Chief Executive Officer	Richard W. Gochnauer became the Company's President and Chief Executive Officer in December 2002, after joining the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined the Company, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately held food company that manufactures and distributes food and paper products. Prior to that, he served as Executive Vice President of the Dial Corporation, with responsibility for its Household and Laundry Consumer Products businesses. Mr. Gochnauer also served as President of the Stella Cheese Company, then a division of Universal Foods, and as President of the International Division of Schreiber Foods, Inc.
S. David Bent 44, Senior Vice President and Chief Information Officer
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
Ronald C. Berg 45, Senior Vice President, Inventory Management and Facility Support
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

Patrick T. Collins 44, Senior Vice President, Sales
Patrick T. Collins joined the Company in October 2004 as Senior Vice President, Sales. Prior to joining the Company, Mr. Collins was employed by Ingram Micro, a global technology distribution company, in various senior sales and marketing roles, serving most recently as its Senior Group Vice President of Sales and Marketing from January 2000 through August 2004. In that capacity, Mr. Collins had operating responsibility for sales, marketing, purchasing and supplier relations for Ingram Micro's North American division. Prior to joining Ingram Micro in early 2000, Mr. Collins was with the Frito-Lay division of PepsiCo, Inc., a global food and beverage consumer products company, for nearly 15 years, where he held various accounting, planning, sales and general management positions.
Brian S. Cooper 48, Senior Vice President and Treasurer
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
Kathleen S. Dvorak 48, Senior Vice President and Chief Financial Officer
Kathleen S. Dvorak has been the Company's Senior Vice President and Chief Financial Officer since October 2001. In that role, she oversees the Company's financial planning, accounting, treasury and investor relations activities and serves as its primary liaison to the financial/investor community. Ms. Dvorak previously served as the Senior Vice President of Investor Relations and Financial Administration from October 2000, and as Vice President, Investor Relations, from July 1997. Ms. Dvorak has been with the Company since 1982, and has been involved in various aspects of the financial function at the Company.
James K. Fahey 54, Senior Vice President, Merchandising
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

Deidra D. Gold 50, Senior Vice President, General Counsel and Secretary
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
Mark J. Hampton 51, Senior Vice President, Marketing
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
Jeffrey G. Howard 50, Senior Vice President, National Accounts and Channel Management
Jeffrey G. Howard has served as the Company's Senior Vice President, National Accounts and Channel Management, since October 2004. From early 2003 until such time, he was Senior Vice President, National Accounts and New Business Development. Mr. Howard previously held the positions of Senior Vice President, Sales and Customer Support Services from October 2001, Senior Vice President, National Accounts, from late 2000 and Vice President, National Accounts, from 1994. He joined the Company in 1990 as General Manager of its Los Angeles distribution center, and was promoted to Western Region Vice President in 1992. Mr. Howard began his career in the office products industry in 1973 with Boorum & Pease Company, which was acquired by Esselte Pendaflex in 1985.
Kenneth M. Nickel 37, Vice President and Controller
Kenneth M. Nickel has been the Company's Vice President and Controller since November 2002. Prior to that, Mr. Nickel served as the Company's Vice President and Field Support Center Controller from November 2001 to October 2002 and as its Vice President and Assistant Controller from April 2001 to October 2001. Mr. Nickel has been with the Company since November 1989 and has held progressively more responsible accounting positions within the Company's Finance department.

P. Cody Phipps 43, Senior Vice President, Operations
P. Cody Phipps joined the Company in August 2003 as its Senior Vice President, Operations. Prior to joining the Company, Mr. Phipps was a partner at McKinsey & Company, Inc., a global management consulting firm. During his tenure at McKinsey from and after 1990, he became a leader in the firm's North American Operations Effectiveness Practice and co-founded and led its Service Strategy and Operations Initiative, which focused on driving significant operational improvements in complex service and logistics environments. Prior to joining McKinsey, Mr. Phipps worked as a consultant with The Information Consulting Group, a systems consulting firm, and as an IBM account marketing representative.
Stephen A. Schultz 38, President, Lagasse, Inc. and Vice President, Category Management, Janitorial/Sanitation
Stephen A. Schultz is the President of Lagasse, Inc., a wholly owned subsidiary of USSC, a position he has held since August 2001. In October 2003, he assumed the additional position of Vice President, Category Management—Janitorial/Sanitation, of the Company. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development, and became a Senior Vice President of Lagasse in late 2000. Before joining Lagasse, he served for nearly 10 years in various executive sales and marketing roles for Hospital Specialty Company, a manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.
John T. Sloan 53, Senior Vice President, Human Resources
John T. Sloan has been the Company's Senior Vice President, Human Resources since January 2002. Before he joined the Company, Mr. Sloan held various human resources management positions with Sears, Roebuck and Co., a retailer of apparel, home and automotive products and services, serving most recently as its Executive Vice President, Human Resources, from early 1998 through the end of 2000. Previously, he served in various senior human resources and administrative management positions with The Tribune Company, a media company, and various divisions within Philip Morris Incorporated, including The Seven-Up Company.
Joseph R. Templet 58, Senior Vice President, Trade Development
Joseph R. Templet has served as Senior Vice President, Trade Development since October 2004. From October 2001 until such time, Mr. Templet was the Company's Senior Vice President, Field Sales. He previously served as the Company's Senior Vice President, Field Sales and Operations from October 2001, Senior Vice President, South Region, from October 2000, and Vice President, South Region, from 1992. Mr. Templet joined the Company in 1985 and thereafter held various managerial positions, including Vice President, Central Region, and Vice President, Marketing and Corporate Sales. Prior to joining the Company, Mr. Templet held sales and sales management positions with the Parker Pen Company, Polaroid Corporation and Procter & Gamble.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI's common stock is quoted through The NASDAQ Stock Market® ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for USI's common stock as reported by NASDAQ:

	High	Low
2004
First Quarter	$44.15	$37.17
Second Quarter	43.29	36.30
Third Quarter	43.40	38.27
Fourth Quarter	49.25	42.50
2003
First Quarter	$27.36	$18.00
Second Quarter	35.83	21.45
Third Quarter	41.30	35.67
Fourth Quarter	42.37	37.21

On March 2, 2005, there were approximately 737 holders of record of common stock. A greater number of holders of USI common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Common Stock Repurchases

The Company did not repurchase any shares of USI common stock during the fourth quarter of 2004. During full year 2004, the Company repurchased 1,072,654 shares of such common stock at an aggregate cost of $40.9 million. The Company did not repurchase any stock during 2003. As of December 31, 2004, the Company had authority from its Board of Directors and is permitted under its debt agreements to additionally repurchase up to $86 million of USI common stock.

Dividends

The Company's policy has been to reinvest earnings to enhance its financial flexibility and to fund future growth. Accordingly, USI has not paid cash dividends and has no plans to declare cash dividends on its common stock at this time. Furthermore, as a holding company, USI's ability to pay cash dividends in the future depends upon the receipt of dividends or other payments from its operating subsidiary, USSC. The Company's debt agreements impose limited restrictions on the payment of dividends. For further information on the Company's debt agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7, and Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2000 through 2004 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:(1)
Net sales	$3,991,190	$3,847,722	$3,701,564	$3,925,936	$3,944,862
Cost of goods sold	3,408,974	3,287,189	3,163,589	3,306,143	3,301,018

Gross profit	582,216	560,533	537,975	619,793	643,844
Operating expenses:
Warehousing, marketing and administrative expenses	433,027	414,917	415,980	444,434	435,809
Goodwill amortization(2)	—	—	—	5,701	5,489
Restructuring and other charges, net(3)(4)	—	—	6,510	47,603	—

Total operating expenses	433,027	414,917	422,490	497,738	441,298

Income from operations	149,189	145,616	115,485	122,055	202,546
Interest expense	(3,324)	(6,816)	(16,860)	(25,872)	(30,171)
Interest income	423	324	165	2,079	2,942
Loss on early retirement of debt(5)(6)	—	(6,693)	—	—	(10,724)
Other expense, net(7)	(3,488)	(4,826)	(2,421)	(4,621)	(11,201)

Income before income taxes and cumulative effect of a change in accounting principle	142,800	127,605	96,369	93,641	153,392
Income tax expense	52,829	48,495	36,141	36,663	61,225

Income before cumulative effect of a change in accounting principle	89,971	79,110	60,228	56,978	92,167
Cumulative effect of a change in accounting principle(8)	—	(6,108)	—	—	—

Net income	$89,971	$73,002	$60,228	$56,978	$92,167

Net income per share—basic:
Income before cumulative effect of a change in accounting principle	$2.69	$2.39	$1.81	$1.70	$2.70
Cumulative effect of a change in accounting principle	—	(0.19)	—	—	—

Net income per common share—basic	$2.69	$2.20	$1.81	$1.70	$2.70

Net income per share—diluted:
Income before cumulative effect of a change in accounting principle	$2.65	$2.37	$1.78	$1.68	$2.65
Cumulative effect of a change in accounting principle	—	(0.19)	—	—	—

Net income per common share—diluted	$2.65	$2.18	$1.78	$1.68	$2.65

Cash dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital(9)	$458,472	$386,868	$400,587	$412,766	$495,456
Total assets(9)	1,407,240	1,295,010	1,349,229	1,380,587	1,481,417
Total debt(10)	18,000	17,324	211,249	271,705	409,867
Total stockholders' equity	731,203	672,978	558,884	538,681	478,439
Statement of Cash Flows Data:
Net cash provided by operating activities	$47,042	$167,667	$105,730	$191,156	$38,718
Net cash used in investing activities	(9,719)	(10,931)	(23,039)	(46,327)	(83,534)
Net cash (used in) provided by financing activities	(32,032)	(164,416)	(93,917)	(135,783)	45,655
Other Data:
Pro forma amounts assuming the accounting change for EITF Issue No. 02-16:(8)
Net income	$89,971	$79,110	$58,862	$58,353	$91,784
Earnings per share:
Basic	$2.69	$2.39	$1.77	$1.74	$2.69
Diluted	$2.65	$2.37	$1.74	$1.72	$2.64

(1)
During 2004, the Company recorded a pre-tax write-off of approximately $13.2 million in supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Canadian Division. The write-off related to amounts that were either incorrectly accrued or overaccrued, or that had become uncollectible. The write-off includes items related to prior years of approximately $6.7 million (pre-tax), based on prior period exchange rates. See Notes 1 and 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

(2)
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized, but is tested at least annually for impairment.

(3)
In the first quarter of 2002, the Company reversed $2.4 million of the restructuring charge taken in the third quarter of 2001. In addition, the Company recorded restructuring and other charges of $8.9 million in the fourth quarter of 2002. See Note 4 to the Consolidated Financial Statements.

(4)
In the third quarter of 2001, the Company recorded a restructuring charge of $47.6 million. See Note 4 to the Consolidated Financial Statements.

(5)
During 2003, the Company redeemed its 8.375% Senior Subordinated Notes and replaced its then existing credit agreement with a new Five-Year Revolving Credit Agreement. As a result, the Company recorded a loss on early retirement of debt totaling $6.7 million, of which $5.9 million was associated with the redemption of the 8.375% Senior Subordinated Notes and $0.8 million related to the write-off of deferred financing costs associated with replacing the prior credit agreement. See Item 7 and Note 9 to the Consolidated Financial Statements.

(6)
During 2000, the Company recorded a charge of $10.7 million for the early retirement of the Company's 12.75% Senior Subordinated Notes.

(7)
Represents the loss on the sale of certain trade accounts receivable through the Company's Receivables Securitization Program (as defined and further described as noted in the next sentence) and certain gains or losses on the sale of capital assets. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program" under Item 7 of this Annual Report.

(8)
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

(9)
In accordance with Generally Accepted Accounting Principles ("GAAP"), total assets exclude $118.5 million in 2004, $150.0 million in 2003, $105.0 million in 2002, $125.0 million in 2001 and $150.0 million in 2000 of certain trade accounts receivable sold through the Company's Receivables Securitization Program. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program" under Item 7 of this Annual Report.

(10)
Total debt includes current maturities.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as "expects," "anticipates," "estimates," "intends," "plans," "believes," "seeks," "will," "is likely," "scheduled," "positioned to," "continue," "forecast," "predicting," "projection," "potential" or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management's current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, but are not limited to:

  •
  the Company's ability to effectively manage its operations and to implement ongoing cost-reduction and margin-enhancement initiatives;

  •
  the Company's ability to successfully procure and implement new information technology ("IT") packages and systems, integrating them with and/or migrating from existing IT systems and platforms without business disruption or other unanticipated difficulties or costs;

  •
  the Company's ability to effectively integrate past and future acquisitions into its management, operations and financial and IT systems;

  •
  the Company's ability to implement, timely and effectively, improved internal controls in response to conditions previously or subsequently identified at the Company's Canadian division or elsewhere, in order to maintain on an ongoing basis an effective internal control environment in compliance with the Sarbanes-Oxley Act of 2002;

  •
  the conduct and scope of the SEC's informal inquiry relating to the Company's Canadian division or any formal investigation that may arise therefrom, and the ultimate resolution of such inquiry or investigation;

  •
  the outcome of and costs associated with the defense of legal proceedings pending against the Company;

  •
  the Company's reliance on key suppliers and the impact of variability in their pricing, allowance programs and other terms, conditions and policies, such as those relating to geographic or product sourcing limitations, price protection terms and return rights;

  •
  variability in supplier allowances and promotional incentives payable to the Company, based on inventory purchase volumes, attainment of supplier-established growth hurdles, and supplier participation in the Company's annual and quarterly catalogs and other marketing programs, and the impact of such supplier allowances and promotional incentives on the Company's gross margins;

  •
  the Company's reliance on key customers, the top five of which accounted for approximately 26% of the Company's 2004 net sales, and the business, credit and other risks inherent in continuing or increased customer concentration;

  •
  continuing or increasing competitive activity and pricing pressures within existing or expanded product categories;

  •
  increases in customers' purchases directly from product manufacturers;

  •
  the Company's ability to anticipate and respond to changes in end-user demand and to effectively manage levels of excess or obsolete inventory;

  •
  the impact of variability in customer demand on the Company's product offerings and sales mix and, in turn, on customer rebates payable, and supplier allowances earned, by the Company and on the Company's gross margin;

  •
  reliance on key management personnel, both in day-to-day operations and in execution of new business initiatives;

  •
  uncertainties attendant to any new regulations applicable to the Company, including any new rulemaking by the SEC;

  •
  acts of terrorism or war; and

  •
  prevailing economic conditions and changes affecting the business products industry and the general economy.

Readers should not place undue reliance on forward-looking statements contained in this Annual Report. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with both the information at the end of Item 6 of this Annual Report appearing under the caption, "Forward Looking Information," and the Company's Consolidated Financial Statements and related notes contained in Item 8 of this Annual Report.

Overview; Recent Results

The Company is North America's largest broad line wholesale distributor of business products, with 2004 net sales of approximately $4.0 billion. Through its national distribution network, the Company distributes its products to over 15,000 resellers, who in turn sell directly to end-consumers. Products are distributed through computer-linked networks of 35 USSC distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry, two distribution centers in Mexico that serve computer supply resellers, and two Azerty distribution centers that serve the Canadian marketplace.

Sales for 2005 through the filing date of this Annual Report were up approximately 9% compared with the same period last year. Of this 9% year-over-year sales growth, the Company estimates that approximately 2% is attributable to manufacturers' price increases. While there are recent favorable economic indicators that generally correlate with increasing demand for business products, there can be no assurance that such economic trends will be sustainable, that they will in fact lead to increased demand for the Company's products on an ongoing basis or that any increased demand will not be negatively impacted by increasing competition or other developments affecting the Company's business or industry.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

  •
  Generally, unemployment levels, job creation and office space utilization are directional indicators of business-related spending for business products. While there are early 2005 indications that an improving economy may bring positive changes in some or all of these areas, any significant favorable impact on Company performance will be dependent on whether such changes are sustainable over a longer period and whether such general trends positively impact demand for both value-added services like those offered by the Company and previously deferred, discretionary expenditures on higher-margin products.

  •
  Office furniture sales, accounting for 12% of the Company's total 2004 net sales, grew 7.6% in 2004 as compared to 2003. Industry forecasts for office furniture sales continue to show an improving trend. The Company has sought to enhance its furniture offerings and so believes it should be well positioned to take advantage of any such favorable market conditions.

  •
  Significant manufacturers' price increases have recently been announced in product categories affected by increased raw material prices for steel, petroleum/resin-based products and paper. The Company generally has the ability to cover resulting increases in its product purchase costs by increasing its sale prices to its reseller customers, thereby contributing to increased Company net sales without eroding margin. In any cases in which the Company is not able to do so fully and timely (as a result, for example, of competitive market conditions or customer contract terms), there would be a negative impact on the Company's pricing and gross margin. The Company often seeks to forward buy products in advance of manufacturers' announced price increases, consistent with its distribution center capacity and prudent working capital management. The Company's margin will be favorably impacted to the extent it is able to undertake such forward buying activities and pass through increased manufacturers' prices to its reseller customers.

  •
  Technology products continue to be the Company's largest product category by sales volume, accounting for approximately 45% of the Company's 2004 consolidated net sales. The Company expects that technology products will continue to account for a significant portion of its net sales, reflecting industry-wide trends. Technology products generally have lower gross margins than the Company's other product categories, although the associated operating costs are typically lower than operating costs for the other product categories distributed by the Company. Moreover, the Company's sales mix within the technology products category tends to be weighted more heavily toward computer consumables (such as toner) that are subject to substantial competitive pricing pressure and therefore tend to have pricing margins (invoice price less standard cost) at the lower end of these for products within the technology product category.

  •
  The Company has offered competitive pricing on many key commodity products, including cut sheet paper and computer consumables. This pricing strategy has stimulated sales and thereby enabled the Company to better leverage its substantial fixed costs across higher sales. However, it has negatively impacted the Company's pricing margin rate and therefore its gross margin rate (pricing margin increased for supplier allowances and reduced by customer rebates). This downward pressure on pricing margin and its negative effect on the Company's gross margin has been partially mitigated by the Company's "war on waste" initiatives, which may not be sustainable at the same levels in future years. The Company expects that its commodity products will continue to be subject to significant price competition, and that it will continue to respond with market competitive pricing initiatives, resulting in an ongoing negative impact on pricing margin and therefore gross margin.

  •
  Independent dealers account for nearly 80% of the Company's net sales. Their continued viability and success are important to future sales and earnings growth for the Company. Independent dealers face increasing competition from existing national resellers who are targeting the middle market. National resellers may have competitive advantages over independent dealers, such as greater economies of scale, greater marketing, advertising and financial resources, a broader retail presence and a more sophisticated online ecommerce offering. Independent dealers typically compete with national resellers by providing greater service flexibility and offering other value-added services.

  •
  Management has renewed its emphasis on reducing costs and leveraging the Company's existing infrastructure. However, as described below in this Item 7 under the caption "Cash Flows—Cash Flows from Investing Activities," the Company expects its 2005 net capital spending to increase substantially over the prior year, as it plans to make substantial investments in its IT systems and infrastructure.

Review of Canadian Division

During 2004, the Company recorded a write-off of approximately $13.2 million ($8.3 million after-tax, or $0.24 per diluted share) in supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Azerty United Canada division (the "Canadian Division"). The Canadian Division accounted for approximately 3.8% of the Company's consolidated net sales for the year ended December 31, 2004. Of the $13.2 million total write-off (referenced above), $12.9 million related to cost of goods sold and $0.3 million related to operating expenses. The write-off related to amounts that were either incorrectly accrued or overaccrued, or that had become uncollectible. The write-off includes items related to prior years of approximately $6.7 million ($4.2 million after-tax, or $0.12 per diluted share), based on prior period exchange rates and tax rates.

In October 2004, the Company began conducting a review of supplier allowances and other items at its Canadian Division. This included a detailed review of the Canadian Division's financial records by the Company's U.S. headquarters accounting staff. In addition, the Company's Audit Committee, with the assistance of outside counsel and forensic accounting experts, conducted an investigation of transactions with customers and suppliers, related accounting entries and allegations of misconduct at the Canadian Division.

Both the accounting review and the Audit Committee investigation were completed in February 2005. The Company determined that the Canadian Division incorrectly accounted for certain items, primarily during 2003 and 2004, including: accruing supplier allowances that it did not qualify for under the terms of its supplier agreements; failing to timely write off anticipated supplier allowances and other receivables that, although properly accrued initially, were no longer collectible; and failing to properly record customer returns and make other adjustments to inventory balances required under generally accepted accounting principles.

The Audit Committee's investigation found no evidence that management in the United States had knowledge of, or involvement in, improper activities at the Canadian Division. The investigation did reveal, however, evidence of fraud by personnel at the Canadian Division, involving improper and fictitious sales transactions, including sale and buyback transactions, and other accounting improprieties. Revenues from sale and buyback transactions totaling $4.6 million were reversed on the Company's books in the fourth quarter of 2004.

The investigation revealed that personnel at the Canadian Division recorded sales before shipment and held month ends open to record additional sales. Due to the relatively low daily sales volume at the Canadian Division, the Company concluded that sales recorded before shipment or after month end, which could not in most cases be quantified from the Canadian Division's accounting records, did not have a significant impact on the Company's consolidated results, and therefore no adjustments were made in connection therewith.

The investigation concluded that these activities were undertaken to improve the apparent financial performance of the Canadian Division.

In early November 2004, the Company replaced certain members of management at the Canadian Division. In addition, the Company held discussions with the suppliers that were impacted by these activities and has resolved historical issues with them related to the Canadian Division.

In connection with this review, the Company, in consultation with its independent registered public accountants, Ernst & Young LLP ("E&Y"), identified several internal control deficiencies related to its Canadian Division and determined that those constituted significant deficiencies for the third and fourth quarters of 2004. These and other internal control deficiencies are discussed in Item 9A, "Controls and Procedures."

The Company has been advised that the staff of the SEC is conducting an informal inquiry regarding the Company in connection with its Canadian Division and associated financial reporting matters. See Item 3 of this Annual Report.

Critical Accounting Policies, Judgments and Estimates

The Company's significant accounting policies are more fully described in Note 2 of the Consolidated Financial Statements. As described in Note 2, the preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates. The Company believes that such differences would have to vary significantly from historical trends to have a material impact on the Company's financial results. Historically, actual results have not deviated significantly from estimates.

The Company's critical accounting policies are those that are important to portraying the Company's financial condition and results of operations and require especially difficult, subjective or complex judgments or estimates by management. In most cases, critical accounting policies require management to make estimates on matters that are uncertain at the time the estimate is made. The basis for the estimates is historical experience, terms of existing contracts, observance of industry trends, information provided by customers or vendors, and information available from other outside sources, as appropriate. The most significant accounting polices and estimates inherent in the preparation of the Company's financial statements include the following:

  Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed below, and increased by estimated supplier allowances and promotional incentives.

Approximately 40% to 45% of the Company's annual supplier allowances and incentives are fixed and are based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company's annual supplier allowances and incentives are variable, based on the volume of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volumes and product mix and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles. To the extent the Company's sales volumes or product sales mix differ from those estimated, the variable allowances for the current period may be overstated or understated.

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

  Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts. This allowance adjusts gross trade accounts receivable downward to its estimated collectible, or net realizable, value. To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process. First, a general allowance percentage is applied to accounts receivables generated as a result of sales. This percentage is based on historical trends for customer write-offs. Periodically, management reviews this allowance percentage, based on current information and trends. Second, management reviews specific customers accounts receivable balances and specific customer circumstances to determine whether further allowance for specific accounts is necessary. As part of this specific customer analysis, management will consider items such as bankruptcy filings, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances.

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

  Inventories

Inventory constituting approximately 88% and 90% of total inventory as of December 31, 2004 and 2003, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $27.2 million and $22.9 million higher than reported as of December 31, 2004 and December 31, 2003, respectively. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

  Income taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These differences result in the recognition of deferred tax assets and liabilities. The tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

  Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires using certain actuarial assumptions. As more fully discussed in Notes 11 and 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. Pension expense for 2004 was $6.8 million, compared to $6.6 million in 2003. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2004 of approximately $2.8 million.

Costs associated with the Company's postretirement health benefits plan were $0.8 million and $1.1 million for 2004 and 2003, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2004 of approximately $0.2 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Pension plan assumptions:
Assumed discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	3.75%	4.00%	5.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.25%	6.75%

Results for the Years Ended December 31, 2004, 2003 and 2002

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.4	85.4	85.5

Gross margin	14.6	14.6	14.5
Operating expenses:
Warehousing, marketing and administrative expenses	10.9	10.8	11.2
Restructuring and other charges, net	—	—	0.2

Total operating expenses	10.9	10.8	11.4

Income from operations	3.7	3.8	3.1
Interest expense	—	(0.2)	(0.5)
Interest income	—	—	0.1
Loss on early retirement of debt	—	(0.2)	—
Other expense, net	(0.1)	(0.1)	(0.1)

Income before income taxes and cumulative effect of a change in accounting principle	3.6	3.3	2.6
Income tax expense	1.3	1.2	1.0

Income before cumulative effect of a change in accounting principle	2.3	2.1	1.6
Cumulative effect of a change in accounting principle, net of tax benefit	—	(0.2)	—

Net income	2.3%	1.9%	1.6%

Comparison of Results for the Years Ended December 31, 2004 and 2003

Net Sales.    Net sales for the year ended December 31, 2004 were $4.0 billion, up 3.7%, compared with $3.8 billion in the prior year. The following table shows net sales by product category for 2004 and 2003 (in millions):

	Years Ended December 31,
	2004	2003
Technology products	$1,778	$1,734
Traditional office products	1,193	1,171
Janitorial and sanitation	472	426
Office furniture	474	440
Freight revenue	56	53
Other	18	24

Total net sales	$3,991	$3,848

Note: To conform with current year presentation, reclassifications between product catagories were made to the 2003 presentation. The reclassifications did not impact total net sales.

Sales in the technology products category grew 2.6% in 2004 compared to the prior year. This category continues to represent the largest percentage of the Company's consolidated net sales (approximately 45%). Sales in this category benefited from continued Company initiatives, including those supporting the Company's position as a "single source" for delivery of office products and technology products together, competitive pricing and new approaches to marketing products.

Traditional office supplies represented approximately 30% percent of the Company's sales in 2004. Sales of traditional office supplies grew 1.8% versus the prior year. The growth in this category was driven by higher cut-sheet paper sales and initiatives within the school supplies market.

Sales growth in 2004 in the janitorial and sanitation product category remained strong, rising 11% and accounting for 12% of the Company's 2004 sales. Growth in this sector was primarily due to continued growth with large distributors the Company serves. In addition, the Company is launching new initiatives to help drive continued growth in this category. For example, the Company's OfficeJan initiative was designed to drive demand of janitorial and sanitation supplies to office products dealers by making these products available as part of a consolidated shipment.

Office furniture sales in 2004 increased 7.6% compared to the prior year. Office furniture accounted for 12% of the Company's sales during 2004. This category benefited from positive economic trends, including rising employment levels combined with increases in office space occupancy. In addition, sales during 2004 were positively impacted through more competitive pricing and dedicated resources to serving key markets within this category.

The remaining 1% of the Company's net sales for 2004 were derived from freight and advertising revenue.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2004 was $582.2 million, compared to $560.5 million for 2003. The increase in gross profit is primarily due to higher net sales. Gross profit for 2004 was adversely affected by a $12.9 million write-off in supplier allowances, customer rebates and trade receivables, inventory and other items at the Company's Canadian Division, of which $6.2 million was related to prior years (see the information above under the caption "Review of Canadian Division").

The Company's 2004 gross margin rate (gross profit as a percentage of net sales) was 14.6%, even with 2003. Although the Company's gross margin rate was relatively even during the first three quarters of 2004, it was 13.8% for the fourth quarter of 2004, reflecting the negative impact of both competitive pricing initiatives and write-offs related to the Company's Canadian Division. The Company's gross margin rate for the full 2004 year was adversely impacted by lower pricing margin (invoice price less standard cost) for technology products and a pricing strategy within certain other product categories designed to generate higher sales through more competitive pricing. As a result, the pricing margin rate declined approximately 0.3 percentage points versus last year. This decline was offset by improvements in net delivery expense (0.2 percentage points) and a reduction in losses from damaged merchandise (0.1 percentage points) resulting from "war on waste" internal initiatives. The Company's gross margin rate for 2004 was also adversely affected by a $12.9 million charge related to the Company's Canadian Division.

Operating Expenses.    Operating expenses for 2004 totaled $433.0 million, or 10.9% of net sales, compared with $414.9 million, or 10.8% of net sales in 2003. Operating expenses for 2004 increased primarily as a result of a $10.8 million increase in employee payroll, travel and other employee related costs and a $5.6 million increase in professional fees, primarily relating to the review and investigation of the Company's Canadian Division and costs associated with the Company's compliance with the Sarbanes-Oxley Act of 2002. Operating expenses as a percentage of net sales increased only slightly as a result of higher net sales in 2004 compared with 2003.

Interest Expense.    Interest expense for 2004 was $3.3 million, or less than 0.1% of net sales, compared with $6.8 million, or 0.2% of net sales in 2003. This decline primarily reflects lower borrowing levels.

Loss on Early Retirement of Debt.    On April 28, 2003, the Company redeemed the entire $100 million outstanding principal amount of its 8.375% Senior Subordinated Notes (the "8.375% Notes") at the redemption price of 104.188% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. As a result of the redemption of the 8.375% Notes and replacement of the Company's credit agreement in 2003, the Company recorded a loss on early retirement of debt totaling $6.7 million, of which $5.9 million was associated with the redemption of the 8.375% Notes and $0.8 million related to the write-off of deferred financing costs associated with replacing the credit agreement (see Note 9 to the Consolidated Financial Statements). No such loss was recorded in 2004.

Other Expense, net.    Other expense for 2004 was $3.5 million, or 0.1% of net sales, compared with $4.8 million, or 0.1% of net sales in 2003. Net other expense for 2004 includes $3.1 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program, $0.3 million related to the write-down of certain assets held for sale and $0.1 million loss on the sale of certain assets. Net other expense for 2003 includes $1.3 million related to the write-down of certain assets held for sale and $3.5 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.

Income Taxes.    Income tax expense was $52.8 million in 2004, compared with $48.5 million in 2003. The Company's effective tax rate was 37.0% and 38.0% for 2004 and 2003, respectively. The change in the effective rate was from lower state and local rates due to the mix of income between states, closing open tax years under audit and tax planning.

Cumulative Effect of a Change in Accounting Principle.    The Company recorded a cumulative effect of a change in accounting principle in 2003 of $6.1 million, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2 to the Consolidated Financial Statements). No such charge was recorded in 2004.

Net Income.    For 2004, the Company recorded net income of $90 million, or $2.65 per diluted share, compared with net income of $73.0 million, or $2.18 per diluted share, in 2003. Net income for 2004 includes an after-tax charge of $4.2 million, or $0.12 per diluted share, for write-offs related to supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Canadian Division that are attributable to prior-years (see above caption "Review of Canadian Division"). Net income for 2003 includes an after-tax charge of $4.2 million, or $0.12 per diluted share, related to the early retirement of debt, and an after-tax charge of $6.1 million, or $0.19 per diluted share, related to the cumulative effect of a change in accounting principle.

Comparison of Results for the Years Ended December 31, 2003 and 2002

Net Sales.    Net sales for the year ended December 31, 2003 were $3.8 billion, up 3.9%, compared with $3.7 billion in 2002. The following table shows net sales by product category for 2003 and 2002 (in millions):

	Years Ended December 31,
	2003	2002
Technology products	$1,734	$1,527
Traditional office products	1,171	1,220
Janitorial and sanitation	426	412
Office furniture	440	461
Freight revenue	53	54
Other	24	28

Total net sales	$3,848	$3,702

Note: To conform with current year presentation, reclassifications between product categories were made to the 2003 and 2002 presentation. The reclassifications did not impact total net sales.

Sales in the technology products category for 2003 were up nearly 14% compared with 2002 and represented 45% of the Company's 2003 consolidated net sales, compared with 42% of such sales in 2002. The growth in this category was primarily the result of favorable industry dynamics and the addition of new customers in new and existing channels.

Sales of traditional office products experienced a decline of 4.0% versus the prior year. The decline in sales of traditional office products was primarily the result of weak end-consumer demand as a result of continued negative macroeconomic pressures including workforce reductions and cost-reduction initiatives by end user businesses.

Office furniture sales in 2003 were down by 4.6% compared with 2002. These results reflected soft customer demand for products, such as furniture, that are regarded as "discretionary" purchases in light of weak macroeconomic and employment conditions, as well as the continuing availability of high-quality used office furniture at substantially discounted prices.

Sales in the janitorial and sanitation product category, primarily distributed through the Company's Lagasse subsidiary, grew 3.2%. Growth in this category was primarily due to continued growth with larger distributors the Company serves.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2003 was $560.5 million, compared to $538.0 million in 2002. The increase in gross profit is primarily due to higher net sales.

The Company's 2003 gross margin rate (gross profit as a percentage of net sales) was 14.6%, as compared to 14.5% for 2002. The Company's gross margin rate was favorably impacted by higher supplier allowances (0.5 percentage points) as a result of higher net sales and achieving certain volume growth hurdles. These allowances increased to $231 million in 2003 from $204 million in 2002.

The Company's gross margin rate was negatively impacted by the shift in overall product sales mix, as well as shifts within each major product category. The Company's customers postponed higher margin, discretionary purchases, such as furniture, and ordered primarily lower margin, commodity business products essential for their companies. As a result of these trends, the file margin (invoice price less standard cost) rate declined approximately 0.7 percentage points versus 2002.

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

Operating expenses for 2002 included (i) restructuring and other charges of $8.9 million under a restructuring plan approved by the Company's Board of Directors in the fourth quarter of 2002 (the "2002 Restructuring Plan") and (ii) a $2.4 million partial reversal of the restructuring charge taken in the third quarter of 2001 (the "2001 Restructuring Plan"). The 2002 Restructuring Plan included additional charges related to: revised real estate sub-lease assumptions as compared to those used in the 2001 Restructuring Plan; further downsizing of the operations of the Company's third-party fulfillment services for products other than office products, conducted under the name The Order People ("TOP"), including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center; closure of the Milwaukee, Wisconsin distribution center; and the write-down of certain e-commerce-related investments. The 2002 Restructuring Plan also reflected workforce reductions. All initiatives under the 2002 Restructuring Plan are completed. However, certain cash payments will continue for accrued exit costs relating to long-term lease obligations expiring at various times over the next six years. See Note 4 to the Consolidated Financial Statements for more information regarding these restructuring and other charges and remaining accrual balances.

Interest Expense.    Interest expense for 2003 was $6.8 million, or 0.2% of net sales, compared with $16.9 million, or 0.5% of net sales in 2002. This decline reflects savings due to the redemption of the Company's 8.375% Notes financed primarily through the Company's lower-cost Receivables Securitization Program.

Loss on Early Retirement of Debt.    As a result of the redemption of the 8.375% Notes and replacement of the Company's credit agreement in 2003, the Company recorded a loss on early retirement of debt in 2003 totaling $6.7 million, of which $5.9 million was associated with the redemption of the 8.375% Notes and $0.8 million related to the write-off of deferred financing costs associated with replacing the credit agreement (see Note 9 to the Consolidated Financial Statements). No such loss was recorded in 2002.

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

Income Taxes.    Income tax expense was $48.5 million in 2003, compared with $36.1 million in 2002. The Company's effective tax rate was 38.0% and 37.5% for 2003 and 2002, respectively.

Cumulative Effect of a Change in Accounting Principle.    Cumulative effect of a change in accounting principle in 2003 was $6.1 million, representing a one-time, non-cash, cumulative after-tax charge related to the adoption of EITF Issue No. 02-16 (see Note 2 to the Consolidated Financial Statements). No such charge was recorded in 2002.

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

Liquidity and Capital Resources

  General

USI is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and cash from borrowings by USSC. Restrictive covenants in USSC's debt agreements restrict USSC's ability to pay cash dividends and make other distributions to USI. In addition, the right of USI to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC.

The Company's outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company's off-balance sheet Receivables Securitization Program (as defined below) consisted of the following amounts (in thousands):

	As of December 31,
	2004	2003
Revolving Credit Facility	$11,200	$10,500
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Other long-term debt	—	24

Debt under GAAP	18,000	17,324
Accounts receivable sold(1)	118,500	150,000

Total outstanding debt under GAAP and receivables sold (adjusted debt)	136,500	167,324
Stockholders' equity	731,203	672,978

Total capitalization	$867,703	$840,302

Adjusted debt to total capitalization ratio	15.7%	19.9%

(1)
See discussion below under "Off-Balance Sheet Arrangements—Receivables Securitization Program"

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

In accordance with GAAP, total debt outstanding as of December 31, 2004 increased by $0.7 million to $18.0 million from the balance as of December 31, 2003. This increase was the result of additional borrowings under the Company's Revolving Credit Facility. Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of December 31, 2004 declined by $30.8 million from the balance as of December 31, 2003. As of December 31, 2004, the Company's adjusted debt to total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company's Receivables Securitization Program as debt) was 15.7%, compared to 19.9% as of December 31, 2003.

The adjusted debt to total capitalization ratio is provided as an additional liquidity measure. As noted above, GAAP requires that accounts receivable sold under the Company's Receivables Securitization Program be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt and calculates debt-to-total capitalization on the same basis. A reconciliation of this non-GAAP measure is provided in the table above.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2004, is summarized below (in millions):

Availability
Maximum financing available under:
Revolving Credit Facility	$275.0
Receivables Securitization Program	225.0

Maximum financing available		$500.0
Amounts utilized:
Revolving Credit Facility and other debt sources	11.2
Receivables Securitization Program	118.5
Outstanding letters of credit	16.4

Total financing utilized		146.1

Available financing, before restrictions		353.9
Restrictive covenant limitation		—

Available financing as of December 31, 2004		$353.9

Restrictive covenants under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. As of December 31, 2004, the leverage ratio covenant in the Company's Credit Agreement did not impact the Company's available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2004 (in thousands):

	Payment due by period
Contractual obligations	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Long-term debt	$—	$—	$11,200	$6,800	$18,000
Operating leases	41,067	65,722	49,256	66,698	222,743

Total contractual cash obligations	$41,067	$65,722	$60,456	$73,498	$240,743

  Credit Agreement and Other Debt

In March 2003, the Company entered into a Five-Year Revolving Credit Agreement (the "Credit Agreement"), by and among USSC, as borrower, USI, as guarantor, various lenders that from time to time are parties thereto and Bank One, NA, as administrative agent. The Credit Agreement provides for a revolving credit facility (the "Revolving Credit Facility") with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the Credit Agreement, USSC may seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

Effective June 30, 2004, the Company entered into an amendment (the "Amendment") to the Credit Agreement. Prior to the Amendment, the Credit Agreement restricted the ability of each of USI and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to USI to fund certain expenses. It also limited the amount of USSC distributions to USI to enable USI to repurchase its own shares of common stock. The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company's consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options. As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the Credit Agreement, the Amendment provided the Company an additional $200 million to use for share repurchases, dividends or other permitted distributions.

The Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility which matures on March 21, 2008.

Obligations of USSC under the Credit Agreement are guaranteed by USI and certain of USSC's domestic subsidiaries. USSC's obligations under the Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

Loans outstanding under the Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of United and its consolidated subsidiaries. Applicable margins are up to 0.75% and 2.25%.

As of December 31, 2004 and 2003, the Company had outstanding letters of credit of $16.4 million and $15.1 million, respectively.

Off-Balance Sheet Arrangements—Receivables Securitization Program

  General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes this program to fund its cash requirements more cost effectively than under the Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program liquidity was renewed on March 26, 2004. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company's Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

  Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Consolidated Financial Statements. As of December 31, 2004, the Company sold $118.5 million of interests in trade accounts receivable, compared with $150.0 million as of December 31, 2003. Accordingly, trade accounts receivable of $118.5 million as of December 31, 2004 and $150.0 million as of December 31, 2003 are excluded from the Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2004 ranged between 1.1% and 2.3%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $3.1 million for 2004, compared with $3.5 million for 2003. Proceeds from the collections under this revolving agreement for 2004 and 2003 were $3.6 billion and $3.4 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

  Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $346.3 million and $303.7 million of trade receivables in the master trust as of December 31, 2004 and December 31, 2003 was $227.8 million and $153.7 million, respectively. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust and written off during 2004 were not material.

Cash Flows

Cash flows for the Company for the years ended December 31, 2004 and 2003 are summarized below (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net cash provided by operating activities	$47,042	$167,667	$105,730
Net cash used in investing activities	(9,719)	(10,931)	(23,039)
Net cash used in financing activities	(32,032)	(164,416)	(93,917)

  Cash Flows From Operations

The Company's cash from operations is generated primarily from net income and improvements in working capital. Net cash provided by operating activities for the year ended December 31, 2004 totaled $47.0 million, compared with $167.7 million and $105.7 million in 2003 and 2002, respectively. Net cash provided by operating activities was positively impacted by higher net income and accounts payable, offset by higher inventory levels and changes in accounts receivable components. Net income for 2004 reached $90.0 million, compared to $73.0 million in 2003. Higher trending sales and forward inventory purchases in advance of product cost increases resulted in inventory being a use of cash of $68.2 million in 2004 versus a $26.0 million source of cash in 2003. In 2004, accounts payable increased $44.7 million, compared to an increase of $23.5 million in 2003 due largely to higher inventory purchases. The combination of "Accounts receivable, net" and "Retained interest in receivables sold, net" increased $57.2 million, compared with a decline of $0.9 million in 2003 as a result of higher sales and changes in the amount of accounts receivable sold under the Receivables Securitization Program.

Net cash provided by operating activities in 2003 was impacted by higher net income and improved working capital management. Net income for 2003 reached $73.0 million, compared with $60.2 million in

2002. Improvements in working capital components include a $26.0 million decline in inventory as a result of enhanced inventory management, resulting in lower inventory purchases and higher inventory turnover, and a $23.5 million increase in accounts payable resulting from focused initiatives in this area.

Net cash provided by operating activities in 2002 reflects net income of $60.2 million and depreciation and amortization of $34.6 million. Net cash provided by operating activities did experience a decline from 2001 primarily as a result of more moderate declines in working capital components in 2002 compared with 2001, including inventory and accounts payable.

Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations. The Receivables Securitization Program is the Company's primary financing mechanism. The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold. Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the years ended December 31, 2004, 2003 and 2002 is provided below as an additional liquidity measure (in thousands):

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net cash provided by operating activities	$47,042	$167,667	$105,730
Excluding the change in accounts receivable	31,500	(45,000)	20,000

Net cash provided by operating activities excluding the effects of receivables sold	$78,542	$122,667	$125,730

Cash Flows From Financing Activities:
Net cash used in financing activities	$(32,032)	$(164,416)	$(93,917)
Including the change in accounts receivable sold	(31,500)	45,000	(20,000)

Net cash used in financing activities including the effects of receivables sold	$(63,532)	$(119,416)	$(113,917)

  Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2004, 2003 and 2002 was $9.7 million, $10.9 million and $23.0 million, respectively. The exclusive use of cash for investing activities was for net capital expenditures for ongoing operations.

Funding for gross capital expenditures for 2004, 2003 and 2002 totaled $19.7 million, $14.6 million and $27.2 million, respectively. Proceeds from the disposition of property, plant and equipment totaled $10.0 million for 2004, $3.6 million for 2003 and $4.2 million for 2002. As a result, net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) totaled $9.7 million, $10.9 million and $23.0 million for 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, capitalized software costs totaled $3.7 million, $3.3 million and $5.2 million, respectively. Net capital spending (net capital expenditures plus capitalized software costs) for 2004 was $13.4 million, compared with $14.3 million in 2003 and $28.2 million in 2002. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. The Company expects net capital spending for 2005 to be approximately $30 million, which may include substantial investments in IT systems and infrastructure.

Net capital spending is provided as an additional measure of investing activities. The most directly comparable financial measure calculated and presented in accordance with GAAP is net capital expenditures (as defined). Under GAAP, net capital expenditures are required to be included on the cash flow statement under the caption "Net Cash Used in Investing Activities." The Company's accounting policy is to include capitalized software (system costs) in "Other Assets." GAAP requires that "Other Assets" be included on the cash flow statements under the caption "Net Cash Provided by Operating Activities. Internally, the Company measures cash used in investing activities including capitalized software. A reconciliation of this non-GAAP measure is provided as follows (in thousands):

	Years Ended December 31,
				Forecast Year Ending 2005
	2004	2003	2002
Net Capital Spending
Capital expenditures	$19,722	$14,552	$27,235	N/A
Proceeds from the disposition of property, plant and equipment	(10,003)	(3,621)	(4,196)	N/A

Net capital expenditures	9,719	10,931	23,039	N/A
Capitalized software	3,659	3,348	5,210	N/A

Net capital spending	$13,378	$14,279	$28,249	$30,000

  Cash Flows From Financing Activities

Net cash used in financing activities for 2004, 2003 and 2002 was $32.0 million, $164.4 million and $93.9 million, respectively. In 2004, the Company repurchased 1,072,654 shares of its common stock at an aggregate cost of $40.9 million (see caption "Stock Repurchase Program"). In addition, for 2004 the Company's financing activities included $1.4 million in payments of employee withholding tax on stock option exercises, offset by $9.6 million in proceeds from the issuance of treasury stock and borrowings of $0.7 million under the Revolving Credit Facility. During 2003, the Company's strong cash flow from operations (see discussion above under "Cash Flows From Operations") allowed it to further reduce outstanding debt, including retirements and principal payments of debt totaling $204.4 million. In addition, for 2003 the Company's financing activities included $5.6 million in payments of employee withholding tax on stock option exercises, offset by $35.1 million in proceeds from the issuance of treasury stock and borrowings of $10.5 million under the Revolving Credit Facility. Net cash used in financing activities for the year ended December 31, 2002 was $93.9 million, including $60.5 million in repayments of debt, $38.3 million for acquisition of treasury stock partially offset by $5.5 million in proceeds from the issuance of treasury stock.

Stock Repurchase Program

On July 22, 2004, USI's Board of Directors approved a share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of USI's common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. As of December 31, 2004, the Company had approximately $86 million available under the authorization.

Seasonality

The Company experiences seasonality in its working capital needs, with highest requirements in December through February, reflecting a build-up in inventory prior to and during the peak January sales period. See the information under the heading "Seasonality" in Part I, Item 1 of this Annual Report. The Company believes that its current availability under the Revolving Credit Facility is sufficient to satisfy the seasonal working capital needs for the foreseeable future.

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers' price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company's customers. Conversely, when manufacturers' prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company's net sales, gross margins and net income.

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003(the "Medicare Act"). FSP No. 106-2 supersedes FSP No. 106-1 and provides guidance on the accounting for the effects of the Medicare Act on postretirement health benefit plans. In addition, FSP No. 106-2 requires certain financial statement disclosures regarding the effects of the Medicare Act. The effects of the Medicare Act are not reflected in the accrued postretirement benefit obligation and net periodic postretirement benefit cost recognized in the Company's Consolidated Financial Statements and accompanying Note 12. The Company does not believe adoption of FSP No. 106-2 will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, the Company does not believe that the impact of adopting SFAS No. 153 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on July 1, 2005, requiring the cost of equity awards be recorded on the Company's financial statements as an operating expense for the portion of outstanding unvested awards on such date as well as any subsequent awards. The Company is currently evaluating the impact of adopting SFAS No. 123(R), including alternative stock option pricing models and the resulting impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP No 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004 (the "Act"). The Act was signed into law on October 22, 2004 and provides for a special one-time tax deduction, or dividend received deduction ("DRD"), of 85% of qualifying foreign earnings that are repatriated in either a company's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, Accounting for Income Taxes, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company is currently evaluating the effects of the Act. The evaluation is expected to be completed in 2005. The range of income tax effects of such repatriation cannot be reasonably estimated at this time, however, the Company does not believe such effects will have a material impact on its financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at December 31, 2004 of $18.0 million, $118.5 million of receivables sold under the Receivables Securitization Program and the Company's $227.8 million retained interest in the master trust (as defined).

The Company has historically used both fixed-rate and variable or short-term rate debt. As of December 31, 2004, 100% of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime or London InterBank Offered Rate ("LIBOR"). As of December 31, 2004, the prevailing prime interest rate was 5.25% and the LIBOR rate was approximately 2.42%. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.7 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to mean a process designed by, or under the supervision of, the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment. That assessment was supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on that assessment, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 35 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of United Stationers Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that United Stationers Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that United Stationers Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of the Company as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the Consolidated Financial Statements, in 2003 the Company changed its method of accounting for supplier allowances.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 14, 2005

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net sales	$3,991,190	$3,847,722	$3,701,564
Cost of goods sold	3,408,974	3,287,189	3,163,589

Gross profit	582,216	560,533	537,975
Operating expenses:
Warehousing, marketing and administrative expenses	433,027	414,917	415,980
Restructuring and other charges, net	—	—	6,510

Total operating expenses	433,027	414,917	422,490

Income from operations	149,189	145,616	115,485
Interest expense	(3,324)	(6,816)	(16,860)
Interest income	423	324	165
Loss on early retirement of debt	—	(6,693)	—
Other expense, net	(3,488)	(4,826)	(2,421)

Income before income taxes and cumulative effect of a change in accounting principle	142,800	127,605	96,369
Income tax expense	52,829	48,495	36,141

Income before cumulative effect of a change in accounting principle	89,971	79,110	60,228
Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	—	(6,108)	—

Net income	$89,971	$73,002	$60,228

Net income per share — basic:
Income before cumulative effect of a change in accounting principle	$2.69	$2.39	$1.81
Cumulative effect of a change in accounting principle	—	(0.19)	—

Net income per common share — basic	$2.69	$2.20	$1.81

Average number of common shares outstanding — basic	33,410	33,116	33,240
Net income per share — diluted:
Income before cumulative effect of a change in accounting principle	$2.65	$2.37	$1.78
Cumulative effect of a change in accounting principle	—	(0.19)	—

Net income per common share — diluted	$2.65	$2.18	$1.78

Average number of common shares outstanding — assuming dilution	33,985	33,439	33,783

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$15,719	$10,307
Accounts receivable, less allowance for doubtful accounts of $10,475 in 2004 and $11,811 in 2003	178,644	195,433
Retained interest in receivables sold, less allowance for doubtful accounts of $3,728 in 2004 and $3,758 in 2003	227,807	153,722
Inventories	608,549	539,919
Other current assets	18,623	25,943

Total current assets	1,049,342	925,324
Property, plant and equipment, at cost:
Land	16,400	18,170
Buildings	79,207	78,419
Fixtures and equipment	243,359	232,548
Leasehold improvements	5,256	5,196

Total property, plant and equipment	344,222	334,333
Less — accumulated depreciation and amortization	192,374	176,617

Net property, plant and equipment	151,848	157,716
Goodwill	184,222	182,474
Other	21,828	29,496

Total assets	$1,407,240	$1,295,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$402,794	$357,961
Accrued liabilities	140,558	135,604
Deferred credits	47,518	44,867
Current maturities of long-term debt	—	24

Total current liabilities	590,870	538,456
Deferred income taxes	20,311	21,624
Long-term debt	18,000	17,300
Other long-term liabilities	46,856	44,652

Total liabilities	676,037	622,032
Stockholders' equity:
Common stock, $0.10 par value; authorized — 100,000,000 shares, issued — 37,217,814 in 2004 and 2003	3,722	3,722
Additional paid-in capital	337,192	329,787
Treasury stock, at cost — 4,076,432 shares in 2004 and 3,314,347 shares in 2003	(119,435)	(82,863)
Retained earnings	520,608	430,637
Accumulated other comprehensive loss	(10,884)	(8,305)

Total stockholders' equity	731,203	672,978

Total liabilities and stockholders' equity	$1,407,240	$1,295,010

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (loss)
					Capital in Excess of Par		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2001	37,217,814	$3,722	(3,613,954)	$(69,402)	$310,150	$(3,196)	$297,407	$538,681
Net income	—	—	—	—	—	—	60,228	60,228
Unrealized translation adjustments	—	—	—	—	—	(1,977)	—	(1,977)
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(6,811)	—	(6,811)

Comprehensive loss	—	—	—	—	—	(8,788)	60,228	51,440
Acquisition of treasury stock	—	—	(1,365,101)	(38,310)	—	—	—	(38,310)
Stock compensation	—	—	240,503	3,262	3,811	—	—	7,073

As of December 31, 2002	37,217,814	3,722	(4,738,552)	(104,450)	313,961	(11,984)	357,635	558,884

Net income	—	—	—	—	—	—	73,002	73,002
Unrealized translation adjustments	—	—	—	—	—	4,749	—	4,749
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(1,070)	—	(1,070)

Comprehensive income	—	—	—	—	—	3,679	73,002	76,681
Stock compensation	—	—	1,424,205	21,587	15,826	—	—	37,413

As of December 31, 2003	37,217,814	3,722	(3,314,347)	(82,863)	329,787	(8,305)	430,637	672,978

Net income	—	—	—	—	—	—	89,971	89,971
Unrealized translation adjustments	—	—	—	—	—	563	—	563
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(3,142)	—	(3,142)

Comprehensive loss	—	—	—	—	—	(2,579)	89,971	87,392
Acquisition of treasury stock	—	—	(1,072,654)	(40,909)	—	—	—	(40,909)
Stock compensation	—	—	310,569	4,337	7,405	—	—	11,742

As of December 31, 2004	37,217,814	$3,722	(4,076,432)	$(119,435)	$337,192	$(10,884)	$520,608	$731,203

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$89,971	$73,002	$60,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,164	29,149	33,466
Amortization of capitalized financing costs	648	3,284	1,159
Restructuring and other charges — non-cash charges	—	—	2,003
Write down of assets held for sale	300	1,290	—
Loss (gain) on sale of property, plant and equipment	114	(86)	2,014
Cumulative effect of a change in accounting principle, net of tax	—	6,108	—
Deferred income taxes	(181)	(4,244)	5,587
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	16,927	(37,028)	74,148
(Increase) decrease in retained interest in receivables sold, net	(74,085)	37,919	(74,058)
(Increase) decrease in inventory	(68,201)	25,974	8,601
(Increase) decrease in other assets	(3,745)	2,056	(9,353)
Increase (decrease) in accounts payable	44,743	23,495	(2,460)
Increase (decrease) in accrued liabilities	8,532	2,961	(3,494)
Increase in deferred credits	2,651	118	3,749
Increase in other liabilities	2,204	3,669	4,140

Net cash provided by operating activities	47,042	167,667	105,730
Cash Flows From Investing Activities:
Capital expenditures	(19,722)	(14,552)	(27,235)
Proceeds from the sale of the Salisbury, Maryland CallCenter	—	—	1,249
Proceeds from the disposition of property, plant and equipment	10,003	3,621	2,947

Net cash used in investing activities	(9,719)	(10,931)	(23,039)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	(24)	(204,425)	(60,456)
Net borrowings under Revolving Credit Facility	700	10,500	—
Issuance of treasury stock	9,635	35,059	5,546
Acquisition of treasury stock, at cost	(40,908)	—	(38,310)
Payment of employee withholding tax related to stock option exercises	(1,435)	(5,550)	(697)

Net cash used in financing activities	(32,032)	(164,416)	(93,917)
Effect of exchange rate changes on cash and cash equivalents	121	561	(162)

Net change in cash and cash equivalents	5,412	(7,119)	(11,388)
Cash and cash equivalents, beginning of period	10,307	17,426	28,814

Cash and cash equivalents, end of period	$15,719	$10,307	$17,426

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("USI") with its wholly owned subsidiary United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, "United" or the "Company"). The Company is the largest broad line wholesale distributor of business products in North America, with net sales of approximately $4.0 billion for the year ended December 31, 2004. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 40,000 items from over 450 manufacturers. These items include a broad spectrum of traditional office products, technology products, office furniture, and janitorial and sanitation supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-consumers. These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

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

In 2002, the Company further downsized TOP's operations as part of the restructuring and other charges recorded in the fourth quarter of 2002 (see Note 4, "Restructuring and Other Charges"). As part of the restructuring initiatives, the Company terminated fulfillment contracts with third-party customers. The further downsizing of TOP resulted in a workforce reduction of 75 associates.

Common Stock Repurchase

During 2004, the Company repurchased 1,072,654 shares of USI's common stock at an aggregate cost of $40.9 million. The Company did not repurchase any stock during 2003. A summary of total shares repurchased and the completion of the 2002 repurchase authority is as follows (in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
July 22, 2004 authorization		$100.0
July 1, 2002 authorization		50.0
Repurchases:
2004 repurchases	$(40.9)		1,072,654
2002 repurchases	(23.1)		858,964

Total repurchases		(64.0)	1,931,618

Remaining repurchase authorized at December 31, 2004		$86.0

Effective on June 30, 2004, the Credit Agreement was amended (as described in Note 9) to, among other things, increase the stock repurchase limit by $200 million. On July 22, 2004, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase an additional $100 million of the Company's common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. As of December 31, 2004, the Company had approximately $86 million available under the authorization.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2004 and 2003, the Company reissued 310,569 and 1,424,205 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

Review of Canadian Division

In October 2004, the Company began conducting a review of supplier allowances and other items at its Azerty United Canada division (the "Canadian Division"). This included a detailed review of the Canadian Division's financial records by the Company's U.S. headquarters accounting staff. In addition, the Company's Audit Committee, with the assistance of outside counsel and forensic accounting experts, conducted an investigation of transactions with customers and suppliers, related accounting entries and allegations of misconduct at the Canadian Division.

Both the accounting review and the Audit Committee investigation were completed in February 2005. The Company determined that the Canadian Division incorrectly accounted for certain items, primarily during 2003 and 2004, including: accruing supplier allowances that it did not qualify for under the terms of its supplier agreements; failing to timely write off anticipated supplier allowances and other receivables that, although properly accrued initially, were no longer collectible; and failing to properly record customer returns and make other adjustments to inventory balances required under generally accepted accounting principles.

The Audit Committee's investigation found no evidence that management in the United States had knowledge of, or involvement in, improper activities at the Canadian Division. The investigation did reveal, however, evidence of fraud by personnel at the Canadian Division, involving improper and fictitious sales transactions, including sale and buyback transactions, and other accounting improprieties. Revenues from sale and buyback transactions totaling $4.6 million were reversed on the Company's books in the fourth quarter of 2004.

In early November 2004, the Company replaced certain members of management at the Canadian Division. In addition, the Company held discussions with the suppliers that were impacted and has resolved historical issues with them related to the Canadian Division.

During 2004, income from operations includes a write-off of approximately $13.2 million ($8.3 million after-tax, or $0.24 per diluted share) in supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Canadian Division. Of the $13.2 million total write-off, $12.9 million related to cost of goods sold and $0.3 million related to operating expenses. The write-off related to amounts that were either incorrectly accrued or overaccrued, or that had become uncollectible. The write-off includes items related to prior periods of approximately $6.7 million ($4.2 million after-tax, or $0.12 per diluted share), based on prior period exchange rates and tax rates.

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

Supplier Allowances and Cumulative Effect of a Change in Accounting Principle

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company's gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives.

Approximately 40% to 45% of the Company's annual supplier allowances and incentives are fixed based on supplier participation in various Company advertising and marketing publications. Prior to January 1, 2003, these fixed promotional incentives were recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which requires that the cash consideration received from vendors related to these fixed advertising allowances and incentives be reflected as a reduction to the cost of inventory. As a result, fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company's annual supplier allowances and incentives are variable, based on the volume and mix of the Company's product purchases from suppliers. Adoption of EITF Issue No. 02-16 did not impact the Company's accounting for variable allowances and incentives. These variable allowances are recorded based on the Company's estimated annual inventory purchase volumes and product mix and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles.

During the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.19 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications in connection with the Company's adoption of EITF Issue No. 02-16. As noted above, adoption of EITF Issue No. 02-16 had no impact on the Company's accounting for variable promotional allowances and incentives. On an unaudited pro-forma basis, if EITF Issue No. 02-16 had been in effect during 2002, cost of goods sold would have been higher by $2.2 million in 2002 and net income would have been $58.9 million, or $1.77 and $1.74 per basic and diluted share, respectively.

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

Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible, or net realizable, value. To determine the allowance for sales returns, management uses historical trends to estimate future period product returns. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company's accounts receivable aging.

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

Inventories

Inventory constituting approximately 88% and 90% of total inventory as of December 31, 2004 and 2003, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $27.2 million and $22.9 million higher than reported as of December 31, 2004 and December 31, 2003, respectively. In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 11 and 12 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2004 was $6.8 million, compared to $6.6 million in 2003. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2004 of approximately $2.8 million.

Costs associated with the Company's postretirement health benefits plan were $0.8 million and $1.1 million for 2004 and 2003, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2004 of approximately $0.2 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

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

	Years Ended December 31,
	2004	2003	2002
Net income, as reported	$89,971	$73,002	$60,228
Add: Stock-based employee compensation expense included in reported net income, net of tax	49	46	683
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(7,489)	(6,829)	(9,587)

Pro forma net income	$82,531	$66,219	$51,324

Net income per share — basic:
As reported	$2.69	$2.20	$1.81
Pro forma	2.47	2.00	1.54
Net income per share — diluted:
As reported	$2.65	$2.18	$1.78
Pro forma	2.43	1.98	1.53

The weighted average assumptions used to value options and the weighted average fair value of options granted during 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Fair value of options granted	$10.75	$10.94	$9.61
Weighted average exercise price	41.74	37.80	25.37
Expected stock price volatility	33.0%	38.8%	49.4%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.8	2.3	2.7
Expected life of options (years)	3	3	3

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. During 2003, the Company reclassified two properties held for sale with net book value of $7.9 million from property, plant and equipment to other assets, both of which were sold during 2004.

Goodwill

Goodwill is initially recorded at the premium paid for acquisition of a business and is subsequently tested for impairment. The Company tests goodwill for impairment quarterly and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the fair value of the reporting unit computed by independent appraisals.

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

Income Taxes

Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries as these earnings have historically been permanently invested. The Company is currently evaluating the effects of the American Jobs Creation Act of 2004 for the effect on its plan for repatriation of unremitted foreign earnings as it relates to Statement No. 109, "Accounting for Income Taxes." The evaluation is expected to be completed in 2005. The range of income tax effects of such repatriation cannot be reasonably estimated at this time, however, the Company does not believe such effects will have a material impact on its financial position, results of operations or cash flows.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a component of stockholders' equity and consists of unrealized translation adjustments and minimum pension liability adjustments. As of December 31, 2004, 2003 and 2002 other comprehensive loss included the following (in thousands):

	As of December 31,
	2004	2003	2002
Unrealized currency translation adjustments	$139	$(424)	$(5,173)
Minimum pension liability adjustments, net of tax	(11,023)	(7,881)	(6,811)

Total comprehensive loss	$(10,884)	$(8,305)	$(11,984)

New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"). FSP No. 106-2 supersedes FSP No. 106-1 and provides guidance on the accounting for the effects of the Medicare Act on postretirement health benefit plans. In addition, FSP No. 106-2 requires certain financial statement disclosures regarding the effects of the Medicare Act. The effects of the Medicare Act are not reflected in the accrued postretirement benefit obligation and net periodic postretirement benefit cost recognized in the Company's Consolidated Financial Statements and accompanying Note 12. The Company does not believe adoption of FSP No. 106-2 will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29

provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, the Company does not believe that the impact of adopting SFAS No. 153 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on July 1, 2005, requiring the cost of equity awards be recorded on the Company's financial statements as an operating expense for the portion of outstanding unvested awards on such date as well as any subsequent awards. The Company is currently evaluating the impact of adopting SFAS No. 123(R), including alternative stock option pricing models and the resulting impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP No 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004 (the "Act"). The Act was signed into law on October 22, 2004 and provides for a special one-time tax deduction, or dividend received deduction ("DRD"), of 85% of qualifying foreign earnings that are repatriated in either a company's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, Accounting for Income Taxes, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company is currently evaluating the effects of the Act. The evaluation is expected to be completed in 2005. The range of income tax effects of such repatriation cannot be reasonably estimated at this time, however, the Company does not believe such effects will have a material impact on its financial position, results of operations or cash flows.

3. Contingencies

The Company is a defendant in two lawsuits filed by USOP Liquidating LLC ("USOP LLC"), a special purpose entity established to liquidate assets and pursue claims on behalf of US Office Products Company ("USOP") and various subsidiary debtors under a joint liquidating plan of reorganization. The Company had supplied substantial amounts of office products to USOP before its 2001 Chapter 11 bankruptcy filing, and had continued to do so thereafter after being named as a critical vendor to USOP, at USOP's request and with bankruptcy court approval. In the two cases now pending in the United States Bankruptcy Court for the District of Delaware, USOP LLLC seeks (1) to avoid allegedly preferential transfers made to United Stationers Inc./United Stationers Trust Co. and Azerty, Inc. in the 90 days preceding the date of USOP's Chapter 11 bankruptcy petition, and (2) to recover aggregate amounts in respect of such transfers of approximately $64.5 million and $1.8 million, respectively. The parties pursued only limited discovery and effectively deferred related proceedings pending a ruling on the Company's motion for summary judgment, which was denied in October 2004. Accordingly, the Company is unable at present to reasonably estimate the amount or range of any potential loss with respect to these claims. The Company intends to continue to vigorously contest these claims.

4. Restructuring and Other Charges

2001 Restructuring Plan

The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 (the "2001 Restructuring Plan") that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of the call center operations of The Order People ("TOP") and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next five years. The Company continues to actively pursue opportunities to sublet unused facilities.

2002 Restructuring Plan

The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan, further downsizing of TOP operations (including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next six years. The Company continues to actively pursue opportunities to sublet unused facilities. Implementation costs associated with this restructuring plan were not material.

Upon adoption of the 2002 Restructuring Plan in the fourth quarter of 2002, the Company recorded pre-tax restructuring and other charges of $8.9 million, or $0.17 per diluted share (on an after-tax basis). These charges included a pre-tax charge of $6.9 million for employment termination and severance costs and accrued exit costs and a $2.0 million non-cash charge for the write-down of certain e-commerce related investments.

As of December 31, 2004 and 2003, the Company had accrued restructuring costs on its balance sheet of approximately $10.1 million and $12.3 million, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for 2004, 2003 and 2002 totaled $2.2 million, $5.4 million and $15.9 million, respectively.

5. Segment Information

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the company's products and services, the countries in which the company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. SFAS No. 131 permits the aggregation, based on specific criteria, of several operating segments into one reportable operating segment. Management has chosen to aggregate its operating segments and report segment information as one reportable segment. A discussion of the factors relied upon and processes undertaken by management in determining that the Company meets the aggregation criteria is provided below, followed by the required disclosure regarding the Company's single reportable segment.

Management defines operating segments as individual operations that the Chief Operating Decision Maker ("CODM") (in the Company's case, the President and Chief Executive Officer) reviews for the purpose of assessing performance and making operating decisions. When evaluating operating segments, management considers whether:

  •
  The component engages in business activities from which it may earn revenues and incur expenses;

  •
  The operating results of the component are regularly reviewed by the enterprise's CODM;

  •
  Discrete financial information is available about the component; and

  •
  Other factors are present, such as management structure, presentation of information to the Board of Directors and the nature of the business activity of each component.

Based on the factors referenced above, management has determined that the Company has two operating segments, USSC (referred to by the Company as "Supply"), the first-tier operating subsidiary of USI, and Lagasse. Supply also includes operations in Canada and Mexico conducted through a USSC unincorporated branch and subsidiary, respectively, as well as Azerty, which has been consolidated into Supply.

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

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as North America's largest broad line wholesale distributor of business products, with 2004 net sales of $4.0 billion—including foreign operations in Canada and Mexico. For the year ended December 31, 2004, 2003 and 2002, the Company's net sales from foreign operations in Canada were $152.5 million, $195.3 million and $179.0 million, respectively. Net sales from foreign operations in Mexico totaled $80.9 million, $74.9 million and $68.9 million for 2004, 2003 and 2002, respectively. The Company offers more than 40,000 items from more than 450 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-consumers. These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers. As of December 31, 2004 and 2003, long-lived assets of the Company's foreign operations in Canada totaled $15.2 million and $14.3 million, respectively. Long-lived assets of the Company's foreign operations in Mexico were $4.8 million and $4.0 million as of December 31, 2004 and 2003, respectively.

The Company's product offerings, comprised of more than 40,000 stockkeeping units (SKUs), may be divided into the following primary categories. (i) The Company distributes traditional office products, which include both brand name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. (ii) The Company also offers technology products such as computer supplies and peripherals to computer resellers and office products dealers. (iii) The Company sells office furniture, such as leather chairs, wooden and steel desks and computer furniture. The Company currently offers nearly 4,500 furniture items from 60 different manufacturers. (iv) The Company sells janitorial and sanitation supplies, which includes safety and security items and shipping and mailing supplies. As part of its efforts to improve product category management, in 2004 United established a new category—New and Emerging Products. The Company established this category to focus on specific niche markets, such as supplies for education and physicians' offices, and to develop product lines and promotional materials to help its resellers increase their sales in these markets. Since most of the products offered here fall into the other four categories, revenues from New and Emerging Products are not reported separately.

The Company's customers include office products dealers, mega-dealers, office furniture dealers, office products superstores and mass merchandisers, mail order companies, computer products resellers, sanitary supply distributors, drug and grocery store chains, and e-commerce dealers. No single customer accounted for more than 7.5% of the Company's 2004 consolidated net sales.

The following table shows net sales by product category for 2004, 2003 and 2002 (in millions):

	Years Ended December 31,
	2004	2003	2002
Technology products	$1,778	$1,734	$1,527
Traditional office products	1,193	1,171	1,220
Janitorial and sanitation	472	426	412
Office furniture	474	440	461
Freight revenue	56	53	54
Other	18	24	28

Total net sales	$3,991	$3,848	$3,702

Note: To conform with current year presentation, reclassifications between product catagories were made to the 2003 and 2002 presentation. The reclassifications did not impact total net sales.

6. Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002
Loss on sale of accounts receivable, net of servicing revenue	$3,076	$3,450	$1,909
Write down of assets held for sale	300	1,290	—
Other	112	86	512

Total	$3,488	$4,826	$2,421

7. Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes this program to fund its cash requirements more cost effectively than under the Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program liquidity was renewed on March 26, 2004. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company's Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Trade accounts receivable sold under this Program are excluded from accounts receivable in the Consolidated Financial Statements. As of December 31, 2004, the Company sold $118.5 million of interests in trade accounts receivable, compared with $150.0 million as of December 31, 2003. Accordingly, trade accounts receivable of $118.5 million as of December 31, 2004 and $150.0 million as of December 31, 2003 are excluded from the Consolidated Financial Statements. As discussed further below, the Company retains an interest in the master trust based on funding levels determined by the

Receivables Company. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the master trust, see the caption "Retained Interest" below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2004 ranged between 1.1% and 2.3%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $3.1 million for 2004, compared with $3.5 million for 2003. Proceeds from the collections under this revolving agreement for 2004 and 2003 were $3.6 billion and $3.4 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $346.3 million and $303.7 million of trade receivables in the master trust as of December 31, 2004 and December 31, 2003 was $227.8 million and $153.7 million, respectively. The Company's retained interest in the master trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the master trust and written off during 2004 were not material.

8. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and deferred stock units are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income	$89,971	$73,002	$60,228
Denominator:
Denominator for basic earnings per share —
Weighted average shares	33,410	33,116	33,240
Effect of dilutive securities:
Employee stock options	575	323	543

Denominator for diluted earnings per share —
Adjusted weighted average shares and the effect of dilutive securities	33,985	33,439	33,783

Net income per common share:
Net income per share — basic	$2.69	$2.20	$1.81
Net income per share — assuming dilution	$2.65	$2.18	$1.78

9. Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its operating subsidiary, USSC, and from borrowings by USSC. The Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of December 31,
	2004	2003
Revolver	$11,200	$10,500
Industrial development bonds, at market-based interest rates, maturing in 2011	6,800	6,800
Other long-term debt	—	24

Subtotal	18,000	17,324
Less — current maturities	—	(24)

Total	$18,000	$17,300

The Company has historically used both fixed-rate and variable or short-term rate debt. As of December 31, 2004, 100% of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable prime or London InterBank Offered Rate ("LIBOR"). As of December 31, 2004, the prevailing prime interest rate was 5.25% and the LIBOR rate was approximately 2.42%. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.7 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

Credit Agreement and Other Debt

In March 2003, the Company entered into a Five-Year Revolving Credit Agreement (the "Credit Agreement"), by and among USSC, as borrower, USI, as guarantor, various lenders that from time to time are parties thereto and Bank One, NA, as administrative agent. The Credit Agreement provides for a revolving credit facility (the "Revolving Credit Facility") with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the Credit Agreement, USSC may seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million. The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type. As a result of replacing its prior existing credit agreement, the Company recorded pre-tax charges of $0.8 million in the first quarter of 2003.

Effective June 30, 2004, the Company entered into an amendment (the "Amendment") to the Credit Agreement. Prior to the Amendment, the Credit Agreement restricted the ability of each of USI and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to USI to fund certain expenses. It also limited the amount of USSC distributions to USI to enable USI to repurchase its own shares of common stock. The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company's consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options. As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the Credit Agreement, the Amendment provided the Company an additional $200 million to use for share repurchases, dividends or other permitted distributions.

The Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility. The revolving credit facility matures on March 21, 2008.

Obligations of USSC under the Credit Agreement are guaranteed by USI and certain of USSC's domestic subsidiaries. USSC's obligations under the Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

Loans outstanding under the Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 1.25% to 2.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of USI and its consolidated subsidiaries. Applicable margins are up to 0.75% and 2.25%.

Debt maturities under the Credit Agreement as of December 31, 2004, were as follows (in thousands):

Year	Amount
2005	$—
2006	—
2007	—
2008	11,200
2009	—
Later years	—

Total	$11,200

As of December 31, 2004 and 2003, the Company had outstanding letters of credit of $16.4 million and $15.1 million, respectively.

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

The 8.375% Notes were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. The Notes were unsecured senior subordinated obligations of USSC, and payment of the Notes were fully and unconditionally guaranteed by USI and by USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes were redeemable on or after April 15, 2003, in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum, payable semi-annually on April 15 and October 15 of each year.

As of December 31, 2004 the Company has one remaining industrial development bond outstanding with a balance of $6.8 million.

10. Leases

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2004 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases(1)
2005	$41,067
2006	35,836
2007	29,886
2008	26,835
2009	22,421
Later years	66,698

Total minimum lease payments	$222,743

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $39.6 million, $42.0 million, and $48.0 million in 2004, 2003, and 2002, respectively.

11. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2004, the Company has pension plans covering approximately 4,300 of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses October 31 as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Benefit obligation at beginning of year	$81,142	$66,647
Service cost — benefit earned during the period	4,925	4,452
Interest cost on projected benefit obligation	5,011	4,464
Plan amendments	132	851
Actuarial loss	6,347	6,371
Benefits paid	(2,004)	(1,643)

Benefit obligation at end of year	$95,553	$81,142

The accumulated benefit obligation for the plan as of December 31, 2004 and 2003 totaled $86.6 million and $73.7 million, respectively.

Plan Assets and Investment Policies & Strategies

The following table sets forth the change in the plans' assets for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Fair value of plan assets at beginning of year	$51,013	$39,959
Actual return on plan assets	3,212	6,958
Company contributions	8,554	5,739
Benefits paid	(2,004)	(1,643)

Fair value of plan assets at end of year	$60,775	$51,013

The Company's pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2004 and 2003, by asset category are as follows:

Asset Category	2004	2003
Cash	4.8%	2.8%
Equity securities	64.7%	61.9%
Fixed income	30.5%	34.9%
Other	0.0%	0.4%

Total	100.0%	100.0%

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

The plan assets are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. On an ongoing basis, the Company reviews plan assets for possible rebalancing among investments to remain consistent with target allocations. Actual plan asset allocations as of December 31, 2004 and 2003 are consistent with the Company's target allocation ranges.

Plan Funded Status

The following table sets forth the plans' funded status as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Funded status of the plan	$(34,777)	$(30,129)
Company contributions after measurement date	—	721
Unrecognized prior service cost	1,901	1,972
Unrecognized net actuarial loss	26,491	20,017

Net amount recognized	$(6,385)	$(7,419)

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2004, 2003 and 2002 for pension and supplemental benefit plans includes the following components (in thousands):

	2004	2003	2002
Service cost — benefit earned during the period	$4,925	$4,452	$3,873
Interest cost on projected benefit obligation	5,011	4,464	4,005
Expected return on plan assets	(4,486)	(3,486)	(3,666)
Amortization of prior service cost	203	123	133
Plan curtailment loss	—	—	416
Amortization of actuarial loss	1,147	1,075	276

Net periodic pension cost	$6,800	$6,628	$5,037

Assumptions Used

The weighted-average assumptions used in accounting for the Company's defined benefit plans are set forth below:

	2004	2003	2002
Assumed discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	3.75%	4.00%	5.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2004 of approximately $2.8 million.

Contributions

The Company expects to contribute $4.8 million to its pension plan in 2005.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2005	$2,212
2006	2,544
2007	3,315
2008	3,831
2009	4,175
2010-2014	33,060

Defined Contribution Plan

The Company has a defined contribution plan. Salaried employees and non-union hourly paid employees are eligible to participate after completing six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employees' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match employees' contributions were approximately $3.3 million, $3.1 million and $3.0 million in 2004, 2003 and 2002, respectively.

12. Postretirement Health Benefits

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

Accrued Postretirement Benefit Obligation

The following table provides the plan's change in Accrued Postretirement Benefit Obligation ("APBO") for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Benefit obligation at beginning of year	$8,113	$6,614
Service cost — benefit earned during the period	500	619
Interest cost on projected benefit obligation	349	446
Plan participants' contributions	355	278
Actuarial (gain) loss	(2,385)	535
Benefits paid	(368)	(379)

Benefit obligation at end of year	$6,564	$8,113

Plan Assets and Investment Policies & Strategies

The Company does not fund its postretirement benefit plan (see "Plan Funded Status" below). Accordingly, as of December 31, 2004 and 2003, the postretirement benefit plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Fair value of plan assets at beginning of year	$—	$—
Company contributions	13	101
Plan participants' contributions	355	278
Benefits paid	(368)	(379)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

The Company's postretirement benefit plan is unfunded. The following table sets forth the plans' funded status as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Funded status of the plan	$(6,564)	$(8,113)
Unrecognized net actuarial (gain) loss	(1,499)	815

Accrued postretirement benefit obligation in the Consolidated Balance Sheets	$(8,063)	$(7,298)

Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Service cost — benefit earned during the period	$500	$619	$530
Interest cost on projected benefit obligation	349	447	390
Recognized actuarial gain	(71)	—	—

Net periodic postretirement benefit cost	$778	$1,066	$920

Assumptions Used

The weighted-average assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

	2004	2003	2002
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.25%	6.75%

A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2004 of approximately $0.2 million. The postretirement plan states that the Company's medical cost increases for current and future retirees and their dependents are capped at 3%. Because annual medical cost increases are trending above 4% and the Company's portion of any increase is capped at 3%, a 1% increase or decrease in these costs will have no effect on the APBO, the service cost or the interest cost.

13. Stock Option and Incentive Plans

The Company has five stock option and incentive plans. The USI 2004 Long-Term Incentive Plan (the "LTIP"), the USI 1992 Management Equity Plan (the "1992 MEP") and the USI 2000 Management Equity Plan (the "2000 MEP") are administered by the Human Resources Committee, or the USI Board of Directors or by such other committee as may be determined by the USI Board of Directors. The LTIP was approved by stockholders in May 2004. Upon approval of the LTIP, no further awards under the 1992 MEP, 2000 MEP, Retention Grant Plan or Directors Grant Plan have been or will be made.

During 2004, 2003 and 2002, options to purchase approximately 0.8 million, 1.1 million and 1.4 million shares of common stock, respectively, were granted under the 1992 MEP, 2000 MEP or LTIP to management employees and directors, with option exercise prices equal to fair market value, generally vesting ratably between three and five years and generally expiring 10 years from the date of grant. As of December 31, 2004, there were 2.0 million shares available for future grant under the LTIP. The Company recorded compensation expense for all of its stock option and incentive plans of $0.1 million each for both 2004 and 2003, respectively.

An optionee under the 1992 MEP, 2000 MEP and LTIP must pay the full option price upon exercise of an option (i) in cash; (ii) with the consent of the Board of Directors, by tendering, by actual delivery of shares of common stock already owned by the optionee and having a fair market value at least equal to the exercise price or by attestation; (iii) by irrevocably authorizing a third party to sell shares of stock acquired on exercise of an option; or (iv) in any combination of the above. The Company may require the optionee to satisfy federal tax withholding obligations with respect to the exercise of options by (i) additional withholding from the employee's salary, (ii) requiring the optionee to pay in cash, or (iii) reducing the number of shares of common stock to be issued to meet only the minimum statutory withholding requirement (except in the case of incentive stock options).

The following table summarizes the transactions of the 1992 MEP, 2000 MEP and LTIP for the last three years:

1992 MEP, 2000 MEP and LTIP (excluding restricted stock)	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Options outstanding — January 1	3,366,487	$30.78	4,088,636	$25.37	3,183,928	$25.29
Granted	779,795	41.74	1,100,300	37.80	1,350,962	25.37
Exercised	(342,047)	28.17	(1,601,501)	22.00	(276,696)	22.98
Canceled	(75,916)	32.64	(220,948)	29.20	(169,558)	27.63

Options outstanding — December 31	3,728,319	$33.30	3,366,487	$30.78	4,088,636	$25.37

Number of options exercisable	1,715,139	$30.12	1,086,056	$28.39	1,882,842	$23.30

The following table summarizes outstanding options granted under the 1992 MEP, 2000 MEP and LTIP as of December 31, 2004:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
$10.81—20.00	1,434	8.3	—
20.01—25.00	662,644	6.4	378,309
25.01—30.00	758,140	7.1	498,246
30.01—35.00	513,833	6.4	511,833
35.01—40.00	1,002,473	8.7	321,752
40.01—45.00	739,795	9.8	4,999
45.01—50.00	50,000	10.0	—

Total	3,728,319	7.9	1,715,139

United Stationers Inc. Long-Term Incentive Plan ("LTIP")

In March 2004, USI's Board of Directors adopted the LTIP to, among other things, attract and retain excellent managerial talent, further align the interest of key employees to those of the Company and provide competitive compensation to key employees. In May 2004, the Company's stockholders approved the LTIP. Key employees and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. During 2004, the Company granted stock options and restricted stock under the LTIP covering an aggregate of 0.8 million shares of USI common stock.

Retention Grant Plan

During 2001, the Company established a Retention Grant Plan (the "Retention Plan") to retain key executives and to provide additional incentive for such key executives to achieve the objectives and promote the business success of the Company by providing such individuals opportunities to acquire USI common shares through the settlement of deferred stock units. Each deferred stock unit is equal to one share of USI's common stock. The maximum number of deferred stock units that may be granted under the Retention Plan is 270,000. During 2001, 100,000 deferred stock units were granted with a cliff vesting of eight years, subject to certain accelerated vesting conditions. The value of the grant of $24.25 per deferred stock unit was established by the market price of USI's common stock on the date of the grant. As a result of meeting the accelerated vesting conditions, 25,000 deferred stock units vested during 2002. The remaining 75,000 stock units were forfeited. No compensation expense was recognized during 2004 or 2003 in connection with the Retention Plan. No future awards will be made under this plan.

Directors Grant Plan

During 2001, the Company established a Directors Grant Plan (the "Directors Plan") to retain directors who are not employees of the Company and to provide additional incentive for such directors to achieve the objectives and promote the business success of the Company by providing such individuals opportunities to acquire USI common shares through the settlement of deferred stock units. Each deferred stock unit is equal to one share of USI's common stock. At such times as determined by the USI Board of Directors, each director of the Company who is not an employee of the Company may be granted up to 4,000 deferred stock units each year as determined by the Board of Directors in its sole discretion. Vesting terms will be determined at the time of the grant. No deferred stock units were granted under the Directors Plan since 2001. As a result, no expense was recorded for this plan since 2001. No future awards will be made under this plan.

Nonemployee Directors' Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of USI's common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of USI's common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director.

For the year ended December 31, 2004 and 2003, the Company recorded compensation expense of approximately $0.2 million in each year related to this plan. As of December 31, 2004 and 2003, the accumulated number of stock units outstanding under this plan was 37,461 and 31,770, respectively.

14. Preferred Stock

USI's authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI's Board of Directors upon issuance. As of December 31, 2004, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Currently payable
Federal	$48,553	$46,876	$27,596
State	4,457	5,863	2,958

Total currently payable	53,010	52,739	30,554
Deferred, net—
Federal	(179)	(3,760)	5,023
State	(2)	(484)	564

Total deferred, net	(181)	(4,244)	5,587

Provision for income taxes	$52,829	$48,495	$36,141

The Company's effective income tax rates for the years ended December 31, 2004, 2003 and 2002 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2004		2003		2002
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$49,979	35.0%	$44,664	35.0%	$33,728	35.0%
State and local income taxes—net of federal income tax benefit	2,896	2.0%	3,446	2.7%	2,314	2.4%
Non-deductible and other	(46)	—	385	0.3%	99	0.1%

Provision for income taxes	$52,829	37.0%	$48,495	38.0%	$36,141	37.5%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2004		2003
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$24,057	$—	$22,616	$—
Allowance for doubtful accounts	4,962	—	5,682	—
Inventory reserves and adjustments	—	12,372	—	10,227
Depreciation and amortization	—	31,972	—	35,464
Restructuring costs	3,749	—	4,727	—
Reserve for stock option compensation	460	—	728	—
Other	94	—	4,987	—

Total	$33,322	$44,344	$38,740	$45,691

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

16. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Years Ended December 31,
	2004	2003	2002
Cash Paid During the Year For:
Interest	$955	$7,336	$15,138
Discount on the sale of trade accounts receivable	2,686	2,993	2,025
Income taxes, net	42,222	40,300	27,914

17. Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments is as follows (in thousands):

	As of December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$15,719	$15,719	$10,307	$10,307
Current maturities of long-term debt	—	—	24	24
Long-term debt:
All other	18,000	18,000	17,300	17,300

18. Quarterly Financial Data—Unaudited

	Net Sales	Gross Profit	Net Income	Net Income Per Share— Basic(1)	Net Income Per Share— Assuming Dilution
	(dollars in thousands, except per share data)
Year Ended December 31, 2004:
First Quarter	$987,866	$147,583	$23,379	$0.69	$0.68
Second Quarter	966,678	142,745	21,029	0.63	0.62
Third Quarter(2)	1,028,833	152,794	26,315	0.79	0.78
Fourth Quarter(3)	1,007,813	139,094	19,248	0.58	0.57

Total	$3,991,190	$582,216	$89,971	$2.69	$2.65

Year Ended December 31, 2003:
First Quarter(4)	$970,220	$138,627	$12,676	$0.39	$0.39
Second Quarter	955,466	134,453	15,106	0.46	0.46
Third Quarter	979,430	145,750	23,297	0.70	0.69
Fourth Quarter	942,606	141,703	21,923	0.65	0.64

Total	$3,847,722	$560,533	$73,002	$2.20	$2.18

(1)
As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

(2)
Includes write-offs of $5.6 million ($3.4 million after-tax, or $0.10 per diluted share) related to the Company's Canadian Division. See Note 1 to the Consolidated Financial Statements.

(3)
Includes write-offs of $7.6 million ($4.8 million after-tax, or $0.14 per diluted share) related to the Company's Canadian Division. See Note 1 to the Consolidated Financial Statements.

(4)
The Company adopted EITF No. 02-16 in the first quarter of 2003, resulting in a reduction of net income of $6.1 million, or $0.19 per basic and diluted earnings per share. See Note 1 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Attached as exhibits to this Annual Report are certifications of the Company's President and Chief Executive Officer ("CEO") and Senior Vice President and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 under the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in such certifications. It should be read in conjunction with the reports of the Company's management on the Company's internal control over financial reporting and the report thereon of Ernst & Young LLP referred to below.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report the Company's management performed an evaluation, under the supervision and with the participation of the Company's CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures ("Disclosure Controls") are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management's quarterly evaluation of Disclosure Controls includes an evaluation of some components of the Company's internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth in Item 8 of this Annual Report.

Based on this evaluation, and subject to the inherent limitations noted below in this Item 9A, the Company's management (including its CEO and CFO) concluded that, as of December 31, 2004, the Company's Disclosure Controls were effective.

Management's Report on Internal Control over Financial Reporting and Related Report of Independent Registered Public Accounting Firm

Management's report on internal control over financial reporting and the report of Ernst & Young LLP, the Company's independent registered public accounting firm ("E&Y"), regarding its audit of the Company's internal control over financial reporting and of management's assessment of internal control over financial reporting are included in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting that occurred during the last quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

In the third quarter of 2004, the Company's management, as well as E&Y, identified internal control deficiencies relating to (i) the design and operating effectiveness of internal controls relating to receivables from suppliers for various supplier allowance programs at the Company's Canadian Division, including recording receivables without adequate documentation and failing to reconcile receivables with the terms of underlying supplier contracts, (ii) certain amounts recorded in respect of the Canadian Division which were determined to be in error, and (iii) inadequate reviews of various

Canadian Division receivables balances for collectibility. Subsequent to the third quarter, the Company's management and E&Y identified additional deficiencies at the Canadian Division related to recording inventory obsolescence reserves, accounts payable, customer rebates and accounting for foreign currencies. Management and E&Y considered these matters to be significant deficiencies under standards established by the Public Company Accounting Oversight Board ("PCAOB"), and therefore reported them to the Audit Committee of the Company's Board of Directors.

During the fourth quarter of 2004, in response to these noted deficiencies and findings from the Company's Canadian Division review, the Company implemented remedial measures and improvements to strengthen its internal controls with respect to the Canadian Division. These remedial measures included:

  •
  reorganizing the Canadian Division to promote segregation of duties and conformity with overall Company policies and procedures;

  •
  changing the internal reporting structure so that accounting personnel at the Canadian Division report directly to the Company's accounting department in the United States, with stronger oversight for all other functional areas by their U.S. counterparts;

  •
  improving formal Canadian Division policies, processes and procedures, and supporting documentation requirements, including those relating to supplier allowances estimates and recoveries, timely account reviews and reconciliations and monthly financial close procedures; and

  •
  establishing additional monitoring controls over the Canadian Division, including those relating to the establishment and review of supplier and customer accruals and accounting for non-routine transactions.

Both the Company's management and E&Y determined that these strengthened fourth quarter internal controls did not operate for a sufficient period of time to permit management or E&Y to fully evaluate their operating effectiveness as of December 31, 2004. As a result, management and E&Y determined, and in the first quarter of 2005 reported to the Audit Committee, that the above-described matters at the Canadian Division constituted significant deficiencies as of December 31, 2004 under applicable PCAOB standards.

In the first quarter of 2005, an additional significant deficiency was identified as of December 31, 2004 with respect to the Company's accounting for supplier allowances. This significant deficiency related to the Company's use, primarily with respect to certain private label products, of blended allowance percentages rather than the respective allowance percentages applicable to individual products under the terms of the relevant supplier agreements, as well as its use in certain cases of allowance percentages that were not based on the most recent supplier agreements. The Company is considering what enhanced controls may be appropriate to address these matters, and expects to begin to implement any such identified measures during the first quarter of 2005.

The Company's management concluded that these significant deficiencies did not, individually or in the aggregate, constitute a material weakness, as defined under applicable PCAOB standards as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by E&Y, as stated in their report which appears on page 35 of this Annual Report.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or its internal control over financial reporting will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the existence of resource constraints. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by managerial override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and no design is likely to succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks, including that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION.

On March 15, 2005, USI, USSC and P. Cody Phipps, the Company's Senior Vice President, Operations, executed an amendment to Mr. Phipps' employment agreement. This amendment corrects an inadvertent omission from Mr. Phipps' originally signed employment agreement and provides that, for purposes of determining his pension vesting and benefits, he will receive five additional years of age and service credits, credited as of the effective date of his employment agreement, under a nonqualified supplemental pension plan arrangement. A copy of the amendment is included as an exhibit to this Annual Report.

On December 7, 2004, the Human Resources Committee of the Company's Board of Directors approved annual base salaries, effective as of January 1, 2005, for the Company's executive officers, as reported in the Company's Current Report on Form 8-K filed with the SEC on February 28, 2005. The annual base salaries for the executive officers the Company expects to name in the Summary Compensation Table in the Company's definitive proxy statement are provided on an exhibit to this Annual Report.

On November 4, 2004, the Company entered into a lease with Cransud One, LLC, providing for the Company's lease of an approximately 573,000 square foot distribution center in Cranbury, New Jersey. The lease has an initial term of fifteen years, with an initial base rent of approximately $2.64 million per year and an option by the Company to extend the lease for two additional five year terms. A copy of such lease is included as an exhibit to this Annual Report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions "Proposal 1: Election of Directors" and "Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance" in USI's Proxy Statement for its 2005 Annual Meeting of Stockholders ("2005 Proxy Statement") is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee's composition and the presence of an "audit committee financial expert" is incorporated herein by reference to the information under the captions "Governance and Board Matters—Board Committees—General" and "—Audit Committee" in USI's 2005 Proxy Statement.

The Company has adopted a code of ethics (its "Code of Business Conduct") that applies to all directors, officers and employees, including the Company's CEO, CFO and Controller, and other executive officers identified pursuant to this Item 10. A copy of this Code of Business Conduct is available on the Company's Web site at www.unitedstationers.com. The Company intends to disclose any amendments to and waivers of its Code of Conduct by posting the required information at this Web site within the required time periods.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in USI's 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders—Security Ownership of Management" in USI's 2005 Proxy Statement. Information relating to securities authorized for issuance under United's equity plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in USI's 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in USI's 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information" and "—Audit Committee Pre-Approval Policy" in USI's 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)        The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	34
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	35
	Report of Independent Registered Public Accounting Firm	36
	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	37
	Consolidated Balance Sheets as of December 31, 2004 and 2003	38
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002	39
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	40
	Notes to Consolidated Financial Statements	41
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	80
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report on certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI's file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.28 through 10.56, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

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
2.3
Stock Purchase Agreement, dated as of December 19, 2000, among Lagasse Bros., Inc., The Peerless Paper Mills and the shareholders of The Peerless Paper Mills (Exhibit 2.6 to the Company's 2000 Form 10-K)
3.1
Second Restated Certificate of Incorporation of USI, dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2	Amended and Restated Bylaws of USI, dated as of October 21, 2004 (Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 21, 2004)

4.1	Rights Agreement, dated as of July 27, 1999, by and between USI and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)
4.2
Amendment to Rights Agreement, effective as of April 2, 2002, by and among USI, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002)
10.1
Five-Year Revolving Credit Agreement, dated as of March 21, 2003, among USSC as borrower, USI as a credit party, the lenders from time to time thereunder (the "Lenders") and Bank One, NA, as administrative agent (Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K"))
10.2
Amendment to Five-Year Revolving Credit Agreement, dated as of June 30, 2004, among USSC as borrower, USI as a credit party, the lenders from time to time thereunder and Bank One, NA, as administrative agent (Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004 (the "Form 10-Q filed on August 6, 2004"))
10.3
Pledge and Security Agreement, dated as of March 21, 2003, by and between USSC as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively, the "Initial Guarantors"), and Bank One, NA as agent for the Lenders (Exhibit 4.9 to the 2002 Form 10-K)
10.4	Guaranty, dated as of March 21, 2003, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)
10.5
Second Amended and Restated Receivables Sale Agreement, dated as of March 28, 2003, among USSC, as seller, USFS, as purchaser, and United Stationers Financial Services LLC ("USFS") USFS, as servicer (Exhibit 10.2 to the 2002 Form 10-K)
10.6
Amended and Restated USFS Receivables Sale Agreement, dated as of March 28, 2003, among USFS, as seller, USS Receivables Company, Ltd. ("USSR"), as purchaser, and USFS as servicer (Exhibit 10.4 to the 2002 Form 10-K)
10.7	Second Amended and Restated Servicing Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, USSC, as support provider, and Bank One, NA, as trustee (Exhibit 10.6 to the 2002 Form 10-K)
10.8	Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, and Bank One, NA, as trustee (Exhibit 10.8 to the 2002 Form 10-K)
10.9
Series 2003-1 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Bank One, NA, as funding agent, Falcon Asset Securitization Corporation, as initial purchaser, the other parties from time to time thereto, and Bank One, NA, as trustee (Exhibit 10.9 to the 2002 Form 10-K)
10.10
Second Amended and Restated Series 2000-2 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and Bank One, NA, as trustee (Exhibit 10.11 to the 2002 Form 10-K)

10.11
Series 2004-1 Supplement, dated as of March 26, 2004 to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003 by and among Fifth Third Bank (Chicago) and JPMorgan Chase Bank (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).
10.12
Omnibus Amendment, dated as of March 26, 2004, by and among USSC, USSR, USFS, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding Corporation, Bank One, NA (Main Office Chicago) and JPMorgan Chase Bank (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).
10.13
Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the "1995 S-1")
10.14
Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the "2003 Form 10-K")
10.15	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC (Exhibit 10.8 to the Company's 2001 Form 10-K)
10.16
Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999)
10.17	Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc. (Exhibit 10.34 to the Company's 1995 S-1)
10.18	Second Amendment to Industrial Lease, dated November 15, 2001 between Carol Point, LLC and USSC (Exhibit 10.12 to the 2003 Form 10-K)
10.19
First Amendment to Industrial Lease dated January 23, 1997 between ERI-CP, Inc. (successor to Carol Point Builders I) and USSC (successor to Associated Stationers, Inc.) (Exhibit 10.56 to the Company's Form S-2 (SEC File No. 333-34937) filed on October 3, 1997).
10.20	Lease Agreement, dated April 19, 2000, between Corporate Estates, Inc., Mitchell Investments, LLC and USSC (Exhibit 10.39 to the 2000 Form 10-K)
10.21
Lease Agreement, dated July 30,1999, between Valley View Business Center, Ltd. and USSC (Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 8, 2000)
10.22	Sixth Amendment to Lease, dated December 19, 2003, between Three Thirty Nine-M-Edison and USSC (Exhibit 10.17 to the 2003 Form 10-K)
10.23	Lease Agreement, dated March 15, 2000, between Troy Hill I LLC and USSC (Exhibit 10.42 to the Company's 2000 Form 10-K)
10.24	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC (Exhibit 10.16 to the Company's 2001 Form 10-K)
10.25	First Amendment to Industrial Lease Agreement, dated October 1, 2002, between Allianz Life Insurance Co. of North America and USSC (Exhibit 10.20 to the 2003 Form 10-K)

10.26
Industrial Net Lease, effective January 16, 2002, by and between The Order People Company and New West Michigan Industrial Investors, L.L.C. and assigned to USSC (Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
10.27*	Industrial/Commercial Single Tenant Lease—Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC
10.28
United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 ("Form 10-Q filed on November 14, 2002"))**
10.29	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.30	United Stationers Inc. Retention Grant Plan (Exhibit 10.20 to the Company's 2001 Form 10-K)**
10.31	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan (Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)**
10.32	United Stationers Inc. Directors Grant Plan (Exhibit 10.22 to the Company's 2001 Form 10-K)**
10.33	United Stationers Inc. 2004 Long-Term Incentive Plan (Appendix A to United's Proxy Statement for its 2004 Annual Meeting of Stockholders, filed with the SEC on March 23, 2004)**
10.34
Form of grant letter used for grants of non-qualified options to non-employee directors under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 3, 2004 (the "September 3, 2004 Form 8-K"))**
10.35	Form of grant letter used for grants of non-qualified stock options to employees under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**
10.36	Form of restricted stock award agreement under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 21, 2004)**
10.37	United Stationers Inc. and Subsidiary Companies Management Incentive Plan (Appendix B to United's definitive proxy statement filed on April 6, 2000)**
10.38	United Stationers Supply Co. Deferred Compensation Plan (Exhibit 10.48 to the Company's 2000 Form 10-K) **
10.39	First Amendment to the United Stationers Supply Co. Deferred Compensation Plan, effective as of November30, 2001 (Exhibit 10.25 to the Company's 2001 Form 10-K)**
10.40	Officer Medical Reimbursement Plan, as in effect as of December 22, 2003 (Exhibit 10.30 to the 2003 Form 10-K)**
10.41	Executive Employment Agreement, effective as of July 22, 2002, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 2002)**

10.42	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2003, by and among USI, USSC and Richard W. Gochnauer (Exhibit 10.40 to the 2002 Form 10-K)**
10.43	Amendment No. 2 to Executive Employment Agreement, dated as of December 31, 2003, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.33 to the 2003 Form 10-K)**
10.44
Form of Executive Employment Agreement effective as of July 1, 2002, entered into by USI and USSC with each of Mark J. Hampton, Joseph R. Templet and Jeffrey G. Howard (Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2002)**
10.45
Form of Executive Employment Agreement, effective as of July 1, 2002 entered into by USI and USSC with each of Kathleen S. Dvorak, Deidra D. Gold and John T. Sloan (Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 2002)**
10.46	Amendment No. 1 to Executive Employment Agreement, effective as of December 16, 2002, by and among USI, USSC and John T. Sloan (Exhibit 10.37 to the 2002 Form 10-K)**
10.47
Form of Employment Agreement, effective as of July 1, 2002, entered into by USI and USSC with each of Ronald C. Berg, James K. Fahey and Stephen A. Schultz (Exhibit 10.6 to the Company's Form 10-Q filed on November 14, 2002)**
10.48	Form of Executive Employment Agreement entered into by USI and USSC with each of S. David Bent and P. Cody Phipps (Exhibit 10.2 to the Form 10-Q filed on August 6, 2004)**
10.49*	Amendment No. 1 to Executive Employment Agreement, dated as of March 14, 2005, among USI, USSC and P. Cody Phipps**
10.50	Form of Indemnification Agreement entered into between USI directors and various executive officers of USI (Exhibit 10.36 to the Company's 2001 Form 10-K)**
10.51
Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of Richard W. Gochnauer, Mark J. Hampton, Joseph R. Templet, and other directors and executive officers of USI (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
10.52	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of S. David Bent and P. Cody Phipps (Exhibit 10.3 to the Form 10-Q filed on August 6, 2004)**
10.53	Executive Employment Agreement, effective as of October 19, 2004, among United, USSC and Patrick T. Collins (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 21, 2004)**
10.54	United Stationers Supply Co. Severance Pay Plan, as in effect as of August 1, 2004 (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004)**
10.55*	Summary of Board of Directors Compensation**
10.56*	Summary of compensation of certain executive officers of United**
21*	Subsidiaries of USI
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of March 16, 2005, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer

31.2*	Certification of Chief Financial Officer, dated as of March 16, 2005, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Kathleen S. Dvorak
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer and Kathleen S. Dvorak

*
Filed herewith.

**
Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATIONERS INC.
BY:	/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak Senior Vice President and Chief Financial Officer

Dated: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	March 16, 2005
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	President and Chief Executive Officer (Principal Executive Officer) and a Director	March 16, 2005
/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ DANIEL J. GOOD Daniel J. Good	Director	March 16, 2005
/s/ ILENE S. GORDON Ilene S. Gordon	Director	March 16, 2005
/s/ ROY W. HALEY Roy W. Haley	Director	March 16, 2005
/s/ MAX D. HOPPER Max D. Hopper	Director	March 16, 2005
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	March 16, 2005
/s/ JOHN J. ZILLMER John J. Zillmer	Director	March 16, 2005
/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	March 16, 2005

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2002	13,462	9,797	(4,756)	18,503
2003	18,503	8,018	(10,952)	15,569
2004	15,569	7,014	(8,380)	14,203

(1)
—net of any recoveries

(2)
—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.