Form 10-Q
period 2005-03-31
UNITED STATIONERS INC
filed 2005-05-10
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes  ☒   No  ☐

On May 2, 2005, the registrant had outstanding 33,203,344 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to a change in accounting principle for supplier allowances.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Chicago, Illinois

May 6, 2005

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share data)

	(Unaudited)	(Audited)
	As of March 31, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,947	$15,719
Retained interest in receivables sold, less allowance for doubtful accounts of $3,661 in 2005 and $3,728 in 2004	308,585	227,807
Accounts receivable, less allowance for doubtful accounts of $10,777 in 2005 and $10,475 in 2004	129,368	178,644
Inventories	578,949	608,549
Other current assets	20,571	18,623
Total current assets	1,055,420	1,049,342

Property, plant and equipment, at cost	349,522	344,222
Less - accumulated depreciation and amortization	198,559	192,374
Net property, plant and equipment	150,963	151,848
Goodwill, net	184,161	184,222
Other	24,617	21,828
Total assets	$1,415,161	$1,407,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397,208	$402,794
Accrued liabilities	146,057	140,558
Deferred credits	29,699	47,518
Total current liabilities	572,964	590,870

Deferred income taxes	20,963	20,311
Long-term debt	18,600	18,000
Other long-term liabilities	42,949	46,856
Total liabilities	655,476	676,037
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2005 and 2004	3,722	3,722
Additional paid-in capital	337,537	337,192
Treasury stock, at cost - 4,030,113 shares in 2005 and 4,076,432 shares in 2004	(118,595)	(119,435)
Retained earnings	547,600	520,608
Accumulated other comprehensive loss	(10,579)	(10,884)
Total stockholders’ equity	759,685	731,203
Total liabilities and stockholders’ equity	$1,415,161	$1,407,240

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

Net sales	$1,060,943	$987,866
Cost of goods sold	903,958	840,283

Gross profit	156,985	147,583

Operating expenses:
Warehousing, marketing and administrative expenses	111,710	108,245

Income from operations	45,275	39,338

Interest expense, net	719	629

Other expense, net	1,087	465

Income before income taxes	43,469	38,244

Income tax expense	16,477	14,865

Net income	$26,992	$23,379

Net income per share - basic:
Net income per common share - basic	$0.81	$0.69
Average number of common shares outstanding - basic	33,184	33,905

Net income per share - diluted:
Net income per common share - diluted	$0.80	$0.68
Average number of common shares outstanding - diluted	33,807	34,461

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

Cash Flows From Operating Activities:
Net income	$26,992	$23,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,059	6,973
Gain on the disposition of plant, property and equipment	(2)	(528)
Amortization of capitalized financing costs	159	180
Write down of assets held for sale	—	300
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	49,328	40,760
Increase in retained interest in receivables sold, net	(80,778)	(75,337)
Decrease in inventory	29,740	44,074
Increase in other assets	(5,706)	(636)
Decrease in accounts payable	(5,525)	(8,268)
Increase (decrease) in accrued liabilities	4,167	(10,240)
Decrease in deferred credits	(17,819)	(16,525)
Increase (decrease) in deferred taxes	652	(159)
(Decrease) increase in other liabilities	(3,906)	104
Net cash provided by operating activities	4,361	4,077

Cash Flows From Investing Activities:
Capital expenditures	(4,028)	(2,358)
Proceeds from the disposition of property, plant and equipment	—	4,702
Net cash (used in) provided by investing activities	(4,028)	2,344

Cash Flows From Financing Activities:
Net borrowings under revolver	600	2,500
Issuance of treasury stock	1,531	595
Acquisition of treasury stock, at cost	—	(2,926)
Payment of employee withholding tax related to stock option exercises	(266)	(86)
Net cash provided by financing activities	1,865	83

Effect of exchange rate changes on cash and cash equivalents	30	(88)
Net change in cash and cash equivalents	2,228	6,416
Cash and cash equivalents, beginning of period	15,719	10,307
Cash and cash equivalents, end of period	$17,947	$16,723

Other Cash Flow Information:
Income taxes paid, net	$396	$(572)
Interest paid	512	356
Loss on the sale of accounts receivable	1,107	644

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2004, which was derived from the December 31, 2004 audited financial statements.  The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

In the opinion of the management of the Company (as hereafter defined), the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the Company’s results for such interim periods and its financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes and product mix.  The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate.  In addition, certain amounts from prior year periods have been reclassified to conform to the 2005 presentation.

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”).  The Company is the largest broad line wholesale distributor of business products in North America, with trailing 12-month consolidated net sales of approximately $4.1 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products.  The Company offers more than 40,000 items from over 450 manufacturers.  These items include a broad spectrum of traditional office products, technology products, office furniture, and janitorial and sanitation supplies.  The Company primarily serves commercial and contract office products dealers.  The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-consumers.  These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 24 Lagasse distribution centers that serve the janitorial and sanitation industry and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

Common Stock Repurchase

As of March 31, 2005, the Company had authority from its Board of Directors and is permitted under its debt agreements to additionally repurchase up to $86 million of USI common stock.  During the three months ended March 31, 2005, the Company did not repurchase any of its common stock.  During the same three-month period in 2004, the Company repurchased 75,000 shares of its common stock at a cost of $2.9 million.  A summary of total shares repurchased and the completion of the 2002 repurchase authority is as follows (amounts in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
July 22, 2004 Authorization		$100.0
July 1, 2002 Authorization		50.0

Repurchases:
2004 repurchases	$(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(64.0)	1,931,618
Remaining repurchase authorized at March 31, 2005		$86.0

Effective on June 30, 2004, the Credit Agreement was amended (as described in Note 7) to, among other things, increase the stock repurchase limit by $200 million.  On July 22, 2004, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase an additional $100 million of the Company’s common stock.  Purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.  During the three months ended March 31, 2005 and 2004, the Company reissued 46,319 and 19,688 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Revenue Recognition

Revenue is recognized when a service is rendered or when title to the product has transferred to the customer.  Management records an estimate for future product returns related to revenue recognized in the current period.  This estimate is based on historical product return trends and the gross margin associated with those returns.  Management also records customer rebates that are based on annual sales volume to the Company’s customers.  Annual rebates earned by customers include growth components, volume hurdle components, and advertising allowances.

Shipping and handling costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer.  Freight costs are included in the Company’s financial statements as a component of cost of goods sold and not netted against shipping and handling revenues.

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

Approximately 40% to 45% of the Company’s estimated annual supplier allowances and incentives are fixed and are based on supplier participation in various Company advertising and marketing publications.  Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company’s estimated annual supplier allowances and incentives are variable, based on the volume of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s estimated annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction of cost of goods sold, thereby reflecting the net inventory purchase cost.  The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category.  As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles.  To the extent the Company’s sales volumes or product sales mix differ from those estimated, the variable allowances for the current period may be overstated or understated.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.  Cash equivalents are stated at cost, which approximates market value.

Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations.  Management estimates an allowance for doubtful accounts, which represents the collectability of trade accounts receivable.  This allowance adjusts gross trade accounts receivable downward to its estimated collectible, or net realizable, value.  To determine the allowance for sales returns, management uses historical trends to estimate future period product returns.  To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s accounts receivable aging.

Inventories

Inventory constituting approximately 88% of total inventory at both March 31, 2005 and December 31, 2004, has been valued under the last-in, first-out (“LIFO”) accounting method.  The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $33.2 million and $27.2 million higher than reported at March 31, 2005 and December 31, 2004, respectively.  In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory.  These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Income Taxes

Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries as these earnings have historically been permanently invested. The Company is currently evaluating the effects of the American Jobs Creation Act of 2004 for the effect on its plan for repatriation of unremitted foreign earnings as it relates to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  The evaluation is expected to be completed during 2005.  The range of income tax effects of such repatriation cannot be reasonably estimated at this time, however, the Company does not believe such effects will have a material impact on its financial position, results of operations or cash flows.

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

	For the Three Months Ended March 31
	2005	2004

Net income, as reported	$26,992	$23,379
Add: Stock-based employee compensation expense included in reported net income, net of tax	23	11
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,331)	(2,106)
Pro forma net income	$25,684	$21,284

Net income per share - basic:
As reported	$0.81	$0.69
Pro forma	0.77	0.63

Net income per share - diluted:
As reported	$0.80	$0.68
Pro forma	0.76	0.62

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

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). FSP No. 106-2 supersedes FSP No. 106-1 and provides guidance on the accounting for the effects of the Medicare Act on postretirement health benefit plans. In addition, FSP No. 106-2 requires certain financial statement disclosures regarding the effects of the Medicare Act. The effects of the Medicare Act are not reflected in the accrued postretirement benefit obligation and net periodic postretirement benefit cost recognized in the Company’s Condensed Consolidated Financial Statements. The Company does not believe adoption of FSP No. 106-2 will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of March 31, 2005, the Company does not believe that the impact of adopting SFAS No. 153 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) deferred the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006.  The Company will adopt SFAS 123(R) on January 1, 2006, requiring the cost of equity awards be recorded on the Company’s financial statements as an operating expense for the portion of outstanding unvested awards on such date as well as any subsequent awards. The Company is currently evaluating the impact of adopting SFAS No. 123(R), including alternative stock option pricing models and the resulting impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP No 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004 (the “Act”). The Act was signed into law on October 22, 2004 and provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, Accounting for Income Taxes, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company is currently evaluating the effects of the Act. The evaluation is expected to be completed during 2005. The range of income tax effects of such repatriation cannot be reasonably estimated at this time, however, the Company does not believe such effects will have a material impact on its financial position, results of operations or cash flows.

3.              Contingencies

The Company is a defendant in two lawsuits filed by USOP Liquidating LLC (“USOP LLC”), a special purpose entity established to liquidate assets and pursue claims on behalf of US Office Products Company (“USOP”) and various subsidiary debtors under a joint liquidating plan of reorganization.  The Company had supplied substantial amounts of office products to USOP before its 2001 Chapter 11 bankruptcy filing, and had continued to do so thereafter after being named as a critical vendor to USOP, at USOP’s request and with bankruptcy court approval.  In the two cases now pending in the United States Bankruptcy Court for the District of Delaware, USOP LLC seeks (1) to avoid allegedly preferential transfers made to United Stationers Inc./United Stationers Trust Co. and Azerty, Inc. in the 90 days preceding the date of USOP’s Chapter 11 bankruptcy petition, and (2) to recover aggregate amounts in respect of such transfers of approximately $64.5 million and $1.8 million, respectively. The parties pursued only limited discovery and effectively deferred related proceedings pending a ruling on the Company’s motion for summary judgment, which was denied in October 2004.  No significant change occurred in relation to these ongoing claims occurred during the first quarter of 2005.  The Bankruptcy Court has entered stipulations in each case ordering that fact discovery will close on August 1, 2005 and expert discovery will close on December 15, 2005.  At this time, the Company is unable to reasonably estimate the amount or range of any potential loss with respect to these claims.  The Company intends to continue to vigorously contest these claims.

4.              Restructuring and Other Charges

2001 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the third quarter of 2001 (the “2001 Restructuring Plan”) that included an organizational restructuring, a consolidation of certain distribution facilities and USSC’s call center operations, an information technology platform consolidation, divestiture of the call center operations of The Order People (“TOP”) and certain other assets, and a significant reduction of TOP’s cost structure.  The restructuring plan included workforce reductions of approximately 1,375 associates through voluntary and involuntary separation programs.  All initiatives under the 2001 Restructuring Plan are complete.  However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next five years.  The Company continues to actively pursue opportunities to sublet vacant real estate.

2002 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the “2002 Restructuring Plan”) that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan, further downsizing of TOP operations (including severance and anticipated exit costs related to a portion of the Company’s Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments.  All initiatives under the 2002 Restructuring Plan are complete.  However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next six years.  The Company continues to actively pursue opportunities to sublet vacant real estate.

At March 31, 2005, the Company has accrued restructuring costs on its balance sheet of approximately $9.9 million for the remaining exit costs related to the 2002 and 2001 Restructuring Plans.  Net cash payments related to the 2002 and 2001 Restructuring Plans for the three months ended March 31, 2005 and 2004 totaled $0.2 million and $0.5 million, respectively.

5.  Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the Three Months Ended March 31,
(dollars in thousands)	2005	2004

Net income	$26,992	$23,379
Unrealized currency translation adjustment	305	(478)
Total comprehensive income	$27,297	$22,901

6.              Earnings Per Share

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

	For the Three Months Ended March 31,
	2005	2004

Numerator:
Net income	$26,992	$23,379

Denominator:
Denominator for basic earnings per share -
weighted average shares	33,184	33,905

Effect of dilutive securities:
Employee stock options	623	556

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	33,807	34,461

Net income per share:
Net income per share - basic	$0.81	$0.69
Net income per share - diluted	$0.80	$0.68

7.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from the operations of its direct operating subsidiary, USSC, and from borrowings by USSC. The Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (dollars in thousands):

	As of March 31, 2005	As of December 31, 2004
Revolving Credit Facility	$11,800	$11,200
Industrial development bond, maturing in 2011	6,800	6,800

Total	$18,600	$18,000

The Company has historically used both fixed-rate and variable or short-term rate debt.  As of March 31, 2005 and December 31, 2004, all of the Company’s outstanding debt and receivables sold under the Company’s Receivables Securitization Program (defined below) is priced at variable interest rates.  The Company’s variable rate debt is based primarily on the applicable prime rate or one-month London InterBank Offered Rate (“LIBOR”).  The prevailing prime rate was 5.75% at March 31, 2005 and 5.25% at December 31, 2004.  The one-month LIBOR rate as of March 31, 2005 was approximately 2.86%, compared to 2.42% at December 31, 2004.  A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.4 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

Credit Agreement and Other Debt

In March 2003, the Company entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”), by and among USSC, as borrower, USI, as guarantor, various lenders that from time to time are parties thereto and Bank One, NA, as administrative agent.  The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with an aggregate committed principal amount of $275 million.  Subject to the terms and conditions of the Credit Agreement, USSC may seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million.  The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

Effective June 30, 2004, the Company entered into an amendment (the “Amendment”) to the Credit Agreement.  Prior to the Amendment, the Credit Agreement restricted the ability of each of USI and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to USI to fund certain expenses.  It also limited the amount of USSC distributions to USI to enable USI to repurchase its own shares of common stock.  The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company’s consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options.  As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the Credit Agreement, the Amendment provided the Company an additional $200 million to use for share repurchases, dividends or other permitted distributions.

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

Obligations of USSC under the Credit Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries.  USSC’s obligations under the Credit Agreement and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the Credit Agreement.  Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

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

Debt maturities under the Credit Agreement as of March 31, 2005, are as follows (dollars in thousands):

Year	Amount

2005 - 2007	$—
2008	11,800
Later years	—
Total	$11,800

As of March 31, 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million.   This bond is scheduled to mature in 2011 and carries market-based interest rates.

As of March 31, 2005 and December 31, 2004, the Company had outstanding letters of credit of $16.8 million and $16.4 million, respectively.

8.     Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Receivables Securitization Program”).  Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”).  The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust.  The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors.  Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes this program to fund its cash requirements more cost effectively than under the Credit Agreement.  Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue.  The program liquidity was renewed on March 26, 2005.  The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables.  If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase.  In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity.  As discussed above, the Company’s Credit Agreement is an existing alternate liquidity source.  The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  As of March 31, 2005, the Company sold $69.5 million of interests in trade accounts receivable, compared with $118.5 million as of December 31, 2004.  Accordingly, trade accounts receivable of $69.5 million as of March 31, 2005 and $118.5 million as of December 31, 2004 are excluded from the Condensed Consolidated Financial Statements.  As discussed below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the master trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program.  Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates.  The annual interest rate on the certificates issued under the Receivables Securitization Program during the first quarter of 2005 ranged between 2.4% and 3.0%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program.  Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $1.1 million for the first quarter of 2005, compared with $0.7 million for first quarter of 2004. Proceeds from the collections under this revolving agreement for both the first quarter 2005 and 2004 were $0.9 billion.  All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust.  No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors).  The Company’s net retained interest on $378.1 million and $346.3 million of trade receivables in the master trust as of March 31, 2005 and December 31, 2004 was $308.6 million and $227.8 million, respectively.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum.  In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest.  Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value.  A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations.  Accounts receivable sold to the master trust and written off during the first quarter of 2005 were not material.

9.  Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees.  In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents.  For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Condensed Consolidated Financial Statements for the year ended December 31, 2004. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three months ended March 31, 2005 and 2004 is as follows (amounts in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2005	2004
Service cost - benefit earned during the period	$1,429	$1,231
Interest cost on projected benefit obligation	1,416	1,253
Expected return on plan assets	(1,279)	(1,070)
Amortization of prior service cost	53	51
Amortization of actuarial loss	414	287
Net periodic pension cost	$2,033	$1,752

	Postretirement Health Care
	For the Three Months Ended March 31,
	2005	2004
Service cost - benefit earned during the period	$139	$179
Interest cost on projected benefit obligation	97	126
Amortization of actuarial gain	(14)	—
Net periodic postretirement health care benefit cost	$222	$305

The Company made no cash contributions to its pension plans during the first quarter of 2005.  During the first quarter of 2004, the Company made cash contributions of $1.0 million.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees.  The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors.  The Company recorded an expense of $0.9 million for the Company match of employee contributions to the 401(k) Plan during both the three-month periods ended March 31, 2005 and 2004.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions.  Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature.  These forward-looking statements are based on management’s current expectations, forecasts and assumptions.  This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here.  These risks and uncertainties include, but are not limited to:

•                    the Company’s ability to effectively manage its operations and to implement ongoing cost-reduction and margin-enhancement initiatives;

•                    the Company’s ability to successfully procure and implement new information technology (“IT”) packages and systems, integrating them with and/or migrating from existing IT systems and platforms without business disruption or other unanticipated difficulties or costs;

•                    the Company’s ability to effectively integrate past and future acquisitions into its management, operations and financial and IT systems;

•                    the Company’s ability to implement, timely and effectively, improved internal controls in response to conditions previously or subsequently identified in order to maintain on an ongoing basis an effective internal control environment in compliance with the Sarbanes-Oxley Act of 2002;

•                    the conduct and scope of the SEC’s informal inquiry relating to the Company’s Canadian division or any investigation that may arise therefrom, and the ultimate resolution of such inquiry or investigation;

•                    the outcome of, and costs associated with, the defense of legal proceedings pending against the Company;

•                    the Company’s reliance on key suppliers and the impact of variability in their pricing, allowance programs and other terms, conditions and policies, such as those relating to geographic or product sourcing limitations, price protection terms and return rights;

•                    variability in supplier allowances and promotional incentives payable to the Company, based on inventory purchase volumes, attainment of supplier-established growth hurdles, and supplier participation in the Company’s annual and quarterly catalogs and other marketing programs, and the impact of such supplier allowances and promotional incentives on the Company’s gross margins;

•                    the Company’s reliance on key customers, the top five of which accounted for approximately 23% of the Company’s net sales in the first quarter of 2005, and the business, credit and other risks inherent in continuing or increased customer concentration;

•                    continuing or increasing competitive activity and pricing pressures within existing or expanded product categories;

•                    increases in customers’ purchases directly from product manufacturers;

•                    the Company’s ability to anticipate and respond to changes in end-user demand and to effectively manage levels of excess or obsolete inventory;

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

•                    Unemployment levels, job creation and office space utilization are directional indicators of business-related spending for business products.  While there are indications that an improving economy may bring positive changes in some or all of these areas, any significant favorable impact on Company performance will be dependent on whether such changes are sustainable over a longer period and whether such general trends positively impact demand for both the products made available by the Company and the value-added services it offers.

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

•                    The Company has offered competitive pricing on many key commodity products.  While this pricing strategy has stimulated sales, it has negatively impacted the Company’s pricing margin rate (invoice price less standard cost) and therefore its gross margin rate as well.  This negative downward pricing margin and its negative effect on the

Company’s gross margin has been partially mitigated by the Company’s “war on waste” cost-savings initiatives, which the Company expects may not be sustainable at the same levels in future periods.  The Company expects, however, that its commodity products will continue to be subject to significant price competition, and that it will continue to respond with market competitive pricing initiatives, resulting in a continuing negative impact on pricing margin and therefore gross margin.  While this competitive pricing has reduced the Company’s pricing margin rate, it has allowed the Company to leverage fixed costs through higher net sales.

•                    Recently, there have been significant price increases within the industry related to steel, petroleum-based products and paper.  As manufacturers raise their prices, the Company generally has the ability to pass through those increases to its customers.  The Company can benefit from these increases by forward buying in advance of the announced increase, which results in improved gross margins as the Company sells through inventory purchased in advance of price increases.

•                    Office furniture sales rose 12% in the first quarter of 2005 versus the same period last year.  Industry forecasts for office furniture sales continue to show an improving trend and the Company believes it will benefit from more favorable market conditions.

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

•                    Management has renewed its emphasis on reducing costs and leveraging the Company’s existing infrastructure.  The Company is reviewing and optimizing its distribution network and stocking strategies, and it is improving productivity to promote overall supply chain efficiencies.

•                    The Company continues to benefit from its efforts to improve working capital efficiency.  This focus contributed to continued positive cash flow and low levels of debt and other funding sources.  While further improvements will likely be more challenging, the Company continues to closely monitor and manage working capital opportunities.

Overview of Recent Results

Year-to-date sales through this filing date were up approximately 9% compared with the same period last year.  Economic indicators are showing signs of improving employment and occupancy rates which typically translate into increasing demand for the Company’s products.

Review of Canadian Division

During 2004, the Company conducted a review of supplier allowances and other items at its Canadian Division.  This included a detailed review of the Canadian Division’s financial records by the Company’s U.S. headquarters accounting staff.  In addition, the Company’s Audit Committee, with the assistance of outside counsel and forensic accounting experts, conducted an investigation of transactions with customers and suppliers, related accounting entries and allegations of misconduct at the Canadian Division.  Both the accounting review and the Audit Committee investigation were completed in February 2005.  As previously disclosed, the staff of the SEC is conducting an informal inquiry in connection with the developments at the Canadian Division.  See Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Stock Repurchase Program

On July 22, 2004, the USI’s Board of Directors approved a share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of USI’s common stock.  Purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.   As of March 31, 2005, the Company had approximately $86 million available under the authorization.

Critical Accounting Estimates

The Company’s significant accounting policies are more fully described in Note 2 of the Company’s Condensed Consolidated Financial Statements.  As described in Note 2, the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results may differ from those estimates.  The Company believes that such differences would have to vary significantly from historical trends to have a material impact on the Company’s financial results.  Historically, actual results have not deviated significantly from estimates.

The Company’s critical accounting policies are those that are important to portraying the Company’s financial condition and results of operations and require especially difficult, subjective or complex judgments or estimates by management.  In most cases, critical accounting policies require management to make estimates on matters that are uncertain at the time the estimate is made.  The basis for the estimates is historical experience, terms of existing contracts, observance of industry trends, information provided by customers or vendors, and information available from other outside sources, as appropriate.  The most significant accounting polices and estimates inherent in the preparation of the Company’s financial statements include the following:

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

  Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations.  Management estimates an allowance for doubtful accounts.  This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value.  To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process.  First, a general allowance percentage is applied to accounts receivables generated as a result of sales.  This percentage is based on historical trends for customer write-offs.  Periodically, management reviews this allowance percentage, based on current information and trends.  Second, management reviews specific customers accounts receivable balances and specific customer circumstances to determine whether further allowance is necessary.  As part of this specific customer analysis, management will consider items such as bankruptcy filings, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances.

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

  Income taxes

Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries as these earnings have historically been permanently invested. The Company is currently evaluating the effects of the American Jobs Creation Act of 2004 for the effect on its plan for repatriation of unremitted foreign earnings as it relates to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  The evaluation is expected to be completed during 2005.  The range of income tax effects of such repatriation cannot be reasonably estimated at this time, however, the Company does not believe such effects will have a material impact on its financial position, results of operations or cash flows.

   Inventories

Inventory constituting approximately 88% of total inventory at both March 31, 2005 and December 31, 2004, respectively, has been valued under the last-in, first-out (“LIFO”) accounting method.  The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $33.2 million and $27.2 million higher than reported at March 31, 2005 and December 31, 2004, respectively.  In addition, inventory reserves are recorded for shrinkage and for obsolete, damaged, defective, and slow-moving inventory.  These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Selected Comparative Results for the Three Months Ended March 31, 2005 and 2004

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended March 31,
	2005	2004

Net sales	100.0%	100.0%
Cost of goods sold	85.2	85.1
Gross margin	14.8	14.9

Operating expenses:

Warehousing, marketing and administrative expenses	10.5	10.9

Income from operations	4.3	4.0

Interest expense, net	0.1	0.1
Other expense, net	0.1	—

Income before income taxes	4.1	3.9
Income tax expense	1.6	1.5

Net income	2.5%	2.4%

Results of Operations—Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

Net Sales.  Net sales for the first quarter of 2005 were $1.1 billion, up 7.4% compared with sales of $1.0 billion for the first quarter of 2004.  The following table summarizes net sales by product category for the first quarters of 2005 and 2004 (in millions):

	Three Months Ended March 31,
	2005	2004
Technology products	$463	$434
Traditional office supplies	319	304
Janitorial and sanitation	127	114
Office furniture	126	112
Freight and other revenue	26	24
Total net sales	$1,061	$988

Note: To conform with current year presentation, reclassifications between product categories were made to the 2004 presentation.  The reclassifications did not impact total net sales.

Sales in the technology products category grew nearly 7% in the first quarter of 2005 compared to the prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 44%).  Sales in this category benefited from continued Company initiatives, including those supporting the Company’s position as a “single source” for delivery of office products and technology products together, competitive pricing and new approaches to marketing products.

Traditional office supplies represented approximately 30% of the Company’s consolidated net sales in the first quarter of 2005.  Sales of traditional office supplies grew nearly 5% versus the prior year quarter.  The growth in this category was driven by higher cut-sheet paper sales and initiatives within the school supplies category.

Sales growth in the janitorial and sanitation product category remained strong, rising nearly 12% compared to the prior year quarter and this category accounted for nearly 12% of the Company’s first quarter consolidated net sales.  Growth in this sector was primarily due to continued growth with large distributors the Company serves.  In addition, the Company has launched new initiatives to help drive continued growth in this category.  For example, the Company’s OfficeJan initiative was designed to drive demand for janitorial and sanitation supplies to office products dealers by making these products available as part of a consolidated shipment.

Office furniture sales in the first quarter of 2005 increased over 12% compared to the same quarterly period in 2004.  Office furniture accounted for 12% of the Company’s consolidated net sales during the first quarter of 2005. This category continues to benefit from positive economic trends, including reductions in white-collar unemployment and increases in office space occupancy.  In addition, sales during the first quarter of 2005 were positively impacted through more competitive pricing and focusing resources on serving key markets within this category.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the three months ended March 31, 2005 was $157.0 million, compared to $147.6 million in the prior year quarter.  The increase in gross profit is primarily due to higher net sales.

The gross margin rate (gross profit as a percentage of net sales) for the first quarter of 2005 was 14.8%, compared to 14.9% for the first quarter of 2004.  The Company’s gross margin rate for the first quarter of 2005 was adversely impacted by lower pricing margin (invoice price less standard cost) for technology products and a pricing strategy within certain other product categories designed to generate higher sales through more competitive pricing.  As a result, the Company’s pricing margin rate for the first quarter of 2005 declined approximately 0.7 percentage points compared to the first quarter of 2004.  This was offset by favorable adjustments related to inventory and lower freight costs of 0.4 and 0.2 percentage points, respectively.  The inventory related adjustments include buy-side inflation, shrinkage and obsolescence.  Buy-side inflation favorably impacts gross margin as the Company sells through inventory purchased in advance of manufacturers’ price increases.  Lower freight costs were achieved as the Company implemented its “war on waste” initiatives.

Operating Expenses.  Operating expenses for the three months ended March 31, 2005 were $111.7 million, or 10.5% of sales, compared with $108.2 million, or 10.9% of sales, in the same three-month period last year.  Operating expenses for the first quarter of 2005 included $6.4 million in professional fees including consulting fees to accelerate the Company’s efforts in global sourcing and legal/forensic accounting costs incurred in the quarter that were related to the Company’s review and investigation of its Canadian Division.  In addition, the Company’s operating expenses for the first quarter of 2005 includes $3.7 million related to the partial reversal of a reserve related to retirement benefits for certain former Company officers. The lower operating expense ratio was due to operating leverage from higher sales.

Interest Expense, net.  Net interest expense for the first quarter of 2005 totaled $0.7 million, compared with $0.6 million in the same period last year.  This increase primarily reflects higher borrowing rates.

Other Expense, net.  Net other expense for the three months ended March 31, 2005 totaled $1.1 million compared with $0.5 million for the same three-month period last year.  Net other expense for the three months ended March 31, 2005 includes $1.1 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below).  Net other expense for the three months ended March 31, 2004 includes $0.7 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program and $0.3 million related to the write-down of certain assets held for sale, offset by a gain of $0.5 million from the disposition of property, plant and equipment.  The increase in expense related to the sale of accounts receivable is primarily related to higher interest rates in the first quarter of 2005 versus those in the first quarter of 2004.

Income Taxes.  Income tax expense totaled $16.5 million in the first quarter of 2005, compared with $14.9 million during the first quarter of 2004.  The Company’s effective tax rate for the first quarter of 2005 was 37.9%, compared with 38.9% in the first quarter of 2004.  This decrease is a result of the projected annual pre-tax earnings and the mix of those earnings among states and legal entities, as well as changes to state tax rates.

Net Income.  Net income for the three months ended March 31, 2005 totaled $27.0 million, or $0.80 per diluted share, compared with net income of $23.4 million, or $0.68 per diluted share, for the same period in 2004.

Liquidity and Capital Resources

General

USI is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its operating subsidiary, USSC, including the sale of certain accounts receivable, and cash from borrowings by USSC.  Restrictive covenants in USSC’s debt agreements restrict USSC’s ability to pay cash dividends and make other distributions to USI.  In addition, the right of USI to participate in any distribution of earnings or assets of USSC is subject to the prior claims of the creditors, including trade creditors, of USSC.

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below)  consisted of the following amounts (in thousands):

	As of March 31, 2005	As of December 31, 2004
Revolving Credit Facility	$11,800	$11,200
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	18,600	18,000
Accounts receivable sold (1)	69,500	118,500
Total outstanding debt under GAAP and receivables sold (adjusted debt)	88,100	136,500
Stockholders’ equity	759,685	731,203
Total capitalization	$847,785	$867,703

Adjusted debt-to-total capitalization ratio	10.4%	15.7%

(1)  See discussion below under “Off-Balance Sheet Arrangements - Receivables Securitization Program”

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as “Debt under GAAP”). Under GAAP, accounts receivable sold under the Company’s Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt.  Internally, the Company considers accounts receivables sold to be a financing mechanism.  The Company therefore believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt.

In accordance with GAAP, total debt outstanding at March 31, 2005 increased by $0.6 million to $18.6 million from the balance at December 31, 2004.  This resulted from additional borrowings under the Company’s Revolving Credit Facility.  Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of March 31, 2005 declined by $48.4 million from the balance at December 31, 2004.  At March 31, 2005, the Company’s adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company’s Receivables Securitization Program as debt) was 10.4%, compared to 15.7% at December 31, 2004.

The adjusted debt to total capitalization ratio is provided as an additional liquidity measure.  As noted above, GAAP requires that accounts receivable sold under the Company’s Receivables Securitization Program be reflected as a reduction in accounts receivable and not reported as debt.  Internally, the Company considers accounts receivables sold to be a financing mechanism.  The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt and calculates debt-to-total capitalization on the same basis. A reconciliation of this non-GAAP measure is provided in the table above.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing.  Financing available from debt and the sale of accounts receivable as of March 31, 2005, is summarized below (in millions):

Availability

Maximum financing available under:
Revolving Credit Facility	$275.0
Receivables Securitization Program	225.0
Industrial Development Bond	6.8
Maximum financing available		$506.8

Amounts utilized:
Revolving Credit Facility and other debt sources	11.8
Receivables Securitization Program	69.5
Outstanding letters of credit under Credit Agreement	16.4
Industrial Development Bond	6.8
Total financing utilized		104.5
Available financing, before restrictions		402.3
Restrictive covenant limitation		—
Available financing at March 31, 2005		$402.3

Restrictive covenants under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below.  As of March 31, 2005, the leverage ratio covenant in the Company’s Credit Agreement did not impact the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Credit Agreement and Other Debt

In March 2003, the Company entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”), by and among USSC, as borrower, USI, as guarantor, various lenders that from time to time are parties thereto and Bank One, NA, as administrative agent.  The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with an aggregate committed principal amount of $275 million.  Subject to the terms and conditions of the Credit Agreement, USSC may seek additional commitments from its current or new lenders to increase the aggregate committed principal amount under the facility to a total amount of up to $325 million.  The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

Effective June 30, 2004, the Company entered into an amendment (the “Amendment”) to the Credit Agreement.  Prior to the Amendment, the Credit Agreement restricted the ability of each of USI and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to USI to fund certain expenses.  It also limited the amount of USSC distributions to USI to enable USI to repurchase its own shares of common stock.  The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company’s consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options.  As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the Credit Agreement, the Amendment provided the Company an additional $200 million to use for share repurchases, dividends or other permitted distributions.

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

Obligations of USSC under the Credit Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries.  USSC’s obligations under the Credit Agreement and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the Credit Agreement.  Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC, other than TOP.

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

As of March 31, 2005 and December 31, 2004, the Company had outstanding letters of credit of $16.8 and $16.4 million, respectively.

Off-Balance Sheet Arrangements—Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Receivables Securitization Program”).  Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”).  The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust.  The trustee then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors.  Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes this program to fund its cash requirements more cost effectively than under the Credit Agreement.  Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue.  The program liquidity was renewed on March 26, 2005.  The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables.  If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase.  In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity.  As discussed above, the Company’s Credit Agreement is an existing alternate liquidity source.  The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  As of March 31, 2005, the Company sold $69.5 million of interests in trade accounts receivable, compared with $118.5 million as of December 31, 2004.  Accordingly, trade accounts receivable of $69.5 million as of March 31, 2005 and $118.5 million as of December 31, 2004 are excluded from the Condensed Consolidated Financial Statements.  As discussed below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the master trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program.  Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates.  The annual interest rate on the certificates issued under the Receivables Securitization Program during the first quarter of 2004 ranged between 2.4% and 3.0%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program.  Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $1.1 million for the first quarter of 2005, compared with $0.7 million for first quarter of 2004. Proceeds from the collections under this revolving agreement for both the first quarter 2005 and 2004 were $0.9 billion.  All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust.  No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors).  The Company’s net retained interest on $378.1 million and $346.3 million of trade receivables in the master trust as of March 31, 2005 and December 31, 2004 was $308.6 million and $227.8 million, respectively.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum.  In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest.  Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value.  A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations.  Accounts receivable sold to the master trust and written off during the first quarter of 2005 were not material.

Cash Flow

Cash flows for the Company for the three months ended March 31, 2005 and 2004 are summarized below (in thousands):

	For the Three Months Ended March 31,
	2005	2004

Net cash provided by operating activities	$4,361	$4,077
Net cash (used in) provided by investing activities	(4,028)	2,344
Net cash provided bv financing activities	1,865	83

                Cash Flow From Operations

The Company’s cash from operations is generated primarily from net income and improvements in working capital.  Net cash provided by operating activities for the three months ended March 31, 2005 was $4.4 million, compared with $4.1 million in the same three-month period of 2004.  The increase in 2005 cash flow from operations compared with the prior year three-month period was primarily the result of higher earnings and an increase in accrued liabilities, partially offset by changes in the amount of accounts receivable sold under the Receivables Securitization Program and a lower decline in inventory.

Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations.  The Receivables Securitization Program is the Company’s primary financing mechanism.  The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold.  Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the three months ended March 31, 2005 and 2004 is provided below as an additional liquidity measure (in thousands):

	For the Three Months Ended March 31,
	2005	2004

Cash Flows From Operating Activities:
Net cash provided by operating activities	$4,361	$4,077
Excluding the change in accounts receivable	49,000	50,000
Net cash provided by operating activities excluding the effects of receivables sold	$53,361	$54,077

Cash Flows Used In Financing Activities:
Net cash provided by financing activities	$1,865	$83
Including the change in accounts receivable sold	(49,000)	(50,000)
Net cash used in financing activities including the effects of receivables sold	$(47,135)	$(49,917)

Cash Flow From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2005 was $4.0 million, compared to a source of cash in the first quarter of 2004 of $2.3 million.  The exclusive use of cash for investing activities was for net capital expenditures for ongoing operations.

Funding for gross capital expenditures for the three months of 2005 and 2004 totaled $4.0 million and $2.4 million, respectively.  Proceeds from the disposition of property, plant and equipment for the first quarter of 2005 were nominal, compared to proceeds of $4.7 million for the three months of 2004.  The proceeds for the first quarter of 2004 included $4.4 million for the sale of the Company’s Detroit distribution center.  Net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) were $4.0 million for the first three months of 2005, compared with negative net capital expenditures for the same three month period in 2004 of ($2.3) million.  Capitalized software costs for the first quarter of 2005 and 2004 totaled $3.3 million and $0.7 million, respectively.  As a result, net capital spending (net capital expenditures plus capitalized software costs) totaled $7.3 million in the three months of 2005, compared to ($1.7) million in the same three-month period of 2004.

Net capital spending is provided as an additional measure of investing activities.  The most directly comparable financial measure calculated and presented in accordance with GAAP is capital expenditures (as defined).  Under GAAP, capital expenditures are required to be included on the cash flow statement under the caption “Net Cash Used in Investing Activities.”  The Company’s accounting policy is to include capitalized software (system costs) in “Other Assets.”  GAAP requires that “Other Assets” be included on the cash flow statements under the caption “Net Cash Provided by Operating Activities.”  Internally, the Company measures cash provided by or used in investing activities including capitalized software.  A reconciliation of net capital spending to capital expenditures is provided as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net Capital Spending

Capital expenditures	$4,028	$2,358
Proceeds from the disposition of property, plant and equipment	—	(4,702)
Net capital expenditures	4,028	(2,344)
Capitalized software	3,238	686
Net capital spending	$7,266	$(1,658)

Cash Flow From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2005 totaled $1.9 million, compared with $0.1 million in the prior year period.  Net cash provided by financing activities for the first quarter of 2005 includes $0.6 million in additional borrowings under the Company’s Revolving Credit Facility and $1.5 million in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans, offset by $0.3 million in payments of employee withholding tax on stock option exercises.  Net cash provided by financing activities during the first quarter of 2004 included additional borrowings under the Company’s Revolving Credit Facility of $2.5 million and $0.6 million of proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans, offset by $2.9 million the Company expended to repurchase its common stock during the quarter (see “Common Stock Repurchase” caption in Note 1 to the Condensed Consolidated Financial Statements).

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company’s exposure to interest rate risks is principally limited to the Company’s outstanding long-term debt at March 31, 2005 of $18.6 million, $69.5 million of receivables sold under the Receivables Securitization Program and the Company’s $308.6 million retained interest in the master trust (as defined above).

The Company has historically used both fixed-rate and variable or short-term rate debt.  At March 31, 2005, all of the Company’s outstanding debt is priced at variable interest rates.  The Company’s variable rate debt is based primarily on the applicable prime or one-month London InterBank Offered Rate (“LIBOR”).  The prevailing prime interest rate was 5.75% at March 31, 2005 and the one-month LIBOR rate as of March 31, 2005 was approximately 2.86%.  A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.4 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

The Company’s retained interest in the master trust (defined above) is also subject to interest rate risk.  The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model that includes an assumed discount rate of 5% per annum and an average collection cycle of approximately 40 days.  Based on the assumed discount rate and short average collection cycle, the retained interest is recorded at book value, which approximates fair value.  Accordingly, a 50 basis point movement in interest rates would not result in a material impact on the Company’s results of operations.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this report, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, and subject to the inherent limitations noted below in this Item 4, the Company’s management (including its CEO and CFO) concluded that, as of March 31, 2005, the Company’s Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

During the first quarter of 2005, the Company implemented additional remedial measures and improvements to strengthen its internal controls with respect to its Canadian Division to address a previously disclosed internal control deficiency relating to receivables from suppliers for various supplier allowance programs, recording inventory obsolescence reserves, accounts payable, customer rebates and accounting for foreign currencies.  The additional remedial measures and improvements at the Canadian Division included:

•                    The hiring of a new Controller;

•                    Strengthened functional oversight, responsibility and formal policies for certain functional areas, including accounting, accounts receivable, merchandising, purchasing, inventory management and human resources;

•                    Monthly senior management reviews of customer profitability, receivables and rebates to identify opportunities and proactively respond to changes;

•                    Improved supplier allowance documentation, senior management reviews and improved communication with suppliers regarding specific allowance programs and any outstanding claims;

•                    Strengthening controls and reviews for returns, credits, accommodations and short shipments to identify and resolve any issues; and

•                    Internal accrual calculation verifications for supplier allowances and dealer rebate programs.

However, management has determined that the above noted controls have not been in operation for a sufficient period of time to permit management to fully evaluate their operating effectiveness as of March 31, 2005.  Therefore, management has determined, and in the first quarter of 2005 reported to the Audit Committee, that the above described matters at the Canadian Division constitute a significant deficiency as of March 31, 2005,  under applicable standards established by the Public Company Accounting Oversight Board (“PCAOB”).  In May 2005, the Company hired a Vice President and General Manager for its Canadian Division to further strengthen its related controls.

In addition, during the first quarter of 2005 the Company implemented remedial measures and improvements to strengthen its internal controls to address a previously disclosed  significant deficiency  related to the Company’s use, primarily with respect to certain private label products, of blended allowance percentages rather than the respective allowance percentages applicable to individual products under the terms of the relevant supplier agreements, as well as its use in certain cases of allowance percentages that were not based on the most recent supplier agreements.  The remedial measures and improvements included:

•                    Establishing a supplier financial agreement database containing the terms of supplier agreements and confirming terms in the database with suppliers;

•                    Utilizing rebate rates from the supplier financial agreement database in calculating allowance accruals;

•                    Expanding a supplier purchases database to include item level purchase data; and

•                    Automating the rebate calculation process, including the use of item level rebate data where applicable.

The Company’s management determined that the above noted remedial measures related to the accounting for supplier allowances did not operate for a sufficient period of time to permit management to fully evaluate their operating effectiveness as of March 31, 2005.  As a result, management has determined, and in the first quarter of 2005 reported to the Audit Committee, that the above described matters related to the accounting for supplier allowances constitute a significant deficiency as of March 31, 2005, under applicable PCAOB standards.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or its internal control over financial reporting will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the existence of resource constraints. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by managerial override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and no design is likely to succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks, including that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

For information with respect to legal proceedings, see Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

As previously disclosed in the Company’s 2004 Annual Report, the staff of the SEC is conducting an informal inquiry regarding the Company in connection with its Azerty United Canada division and related financial reporting matters. The staff has asked the Company provide on a voluntary basis certain information regarding the Company’s investigation of the Canadian Division, which was completed in February 2005, and any related issues concerning its domestic operations. The Company intends to continue to cooperate with the SEC in this inquiry. Due to the early stage of this inquiry, the Company is unable to predict its ultimate scope or outcome.

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

3.1

Second Restated Certificate of Incorporation of United, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the “2001 Form 10-K”))

3.2

Amended and Restated Bylaws of United, dated as of January 28, 2004 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2004 (the “2002 Form 10-K”))

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

4.3

Credit Agreement, dated as of March 21, 2004, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the “Lenders”) and Bank One, NA, as administrative agent (Exhibit 4.8 to the 2002 Form 10-K)

4.4

Pledge and Security Agreement, dated as of March 21, 2004, by and between USSC as borrower, United, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively, the “Initial Guarantors”), and Bank One, NA, as agent for the Lenders (Exhibit 4.9 to the 2002 Form 10-K)

4.5	Guaranty, dated as of March 21, 2004, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)

4.6

Amendment to Credit Agreement, dated as of June 30, 2004, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the “Lenders”) and Bank One, NA, as administrative agent (Exhibit 4.6 to the Company’s Form 10-Q for the Quarter ended June 30, 2004, filed on August 6, 2004)

10.1**

Amendment No. 1 to Executive Employment Agreement, dated March 14, 2005, among United, USSC and P. Cody Phipps (Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of May 10, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of May 10, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 10, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -  Filed herewith

** - Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: May 10, 2005	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)