Form 10-Q
period 2005-06-30
UNITED STATIONERS INC
filed 2005-08-09
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes  ☒   No  ☐

On August 5, 2005, the registrant had outstanding 33,289,107 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Chicago, Illinois

August 5, 2005

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,146	$15,719
Retained interest in receivables sold, less allowance for doubtful accounts of $3,654 in 2005 and $3,728 in 2004	147,820	227,807
Accounts receivable, less allowance for doubtful accounts of $11,618 in 2005 and $10,475 in 2004	193,623	178,644
Inventories	579,408	608,549
Other current assets	25,174	18,623
Total current assets	964,171	1,049,342

Property, plant and equipment, at cost	347,562	344,222
Less - accumulated depreciation and amortization	192,224	192,374
Net property, plant and equipment	155,338	151,848
Intangible assets, net	31,097	1,901
Goodwill, net	246,051	184,222
Other	26,179	19,927
Total assets	$1,422,836	$1,407,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369,578	$402,794
Accrued liabilities	142,888	140,558
Deferred credits	31,129	47,518
Total current liabilities	543,595	590,870

Deferred income taxes	28,472	20,311
Long-term debt	20,300	18,000
Other long-term liabilities	48,216	46,856
Total liabilities	640,583	676,037

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2005 and 2004	3,722	3,722
Additional paid-in capital	338,638	337,192
Treasury stock, at cost - 3,970,129 shares in 2005 and 4,076,432 shares in 2004	(117,988)	(119,435)
Retained earnings	568,478	520,608
Accumulated other comprehensive loss	(10,597)	(10,884)
Total stockholders’ equity	782,253	731,203
Total liabilities and stockholders’ equity	$1,422,836	$1,407,240

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$1,078,400	$966,678	$2,139,343	$1,954,544
Cost of goods sold	927,504	823,933	1,831,462	1,664,216

Gross profit	150,896	142,745	307,881	290,328

Operating expenses:
Warehousing, marketing and administrative expenses	115,185	107,008	226,895	215,253

Income from operations	35,711	35,737	80,986	75,075

Interest expense, net	538	626	1,257	1,255

Other expense, net	1,483	924	2,570	1,389

Income before income taxes	33,690	34,187	77,159	72,431

Income tax expense	12,812	13,158	29,289	28,023
Net income	$20,878	$21,029	$47,870	$44,408

Net income per share - basic:
Net income per share	$0.63	$0.63	$1.44	$1.32
Average number of common shares outstanding	33,222	33,545	33,203	33,721

Net income per share - diluted
Net income per share	$0.62	$0.62	$1.41	$1.30
Average number of common shares outstanding	33,883	34,049	33,869	34,250

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004

Cash Flows From Operating Activities:
Net income	$47,870	$44,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,984	13,813
Loss (gain) on the disposition of plant, property and equipment	207	(245)
Amortization of capitalized financing costs	317	330
Write down of assets held for sale	—	300
Deferred income taxes	(6,697)	(627)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease in accounts receivable, net	21,708	45,663
Decrease (increase) in retained interest in receivables sold, net	79,987	(68,496)
Decrease in inventory	64,559	22,601
Increase in other assets	(9,561)	(767)
(Decrease) increase in accounts payable	(61,662)	3,335
Decrease in accrued liabilities	(1,218)	(14,649)
Decrease in deferred credits	(16,389)	(33,379)
Increase (decrease) in other liabilities	1,360	(66)
Net cash provided by operating activities	135,465	12,221

Cash Flows From Investing Activities:
Acquisitions	(125,206)	—
Capital expenditures	(13,068)	(6,298)
Proceeds from the disposition of property, plant and equipment	22	9,967
Net cash (used in) provided by investing activities	(138,252)	3,669

Cash Flows From Financing Activities:
Retirements of debt	—	(24)
Net borrowings under revolver	2,300	12,700
Issuance of treasury stock	3,168	1,162
Acquisition of treasury stock, at cost	—	(26,868)
Payment of employee withholding tax related to stock option exercises	(274)	(174)
Net cash provided by (used in) financing activities	5,194	(13,204)

Effect of exchange rate changes on cash and cash equivalents	20	(193)
Net change in cash and cash equivalents	2,427	2,493
Cash and cash equivalents, beginning of period	15,719	10,307
Cash and cash equivalents, end of period	$18,146	$12,800

Other Cash Flow Information:
Income taxes paid, net	$30,734	$19,152
Interest paid	817	611
Loss on the sale of accounts receivable	2,013	1,153

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

In the opinion of the management of the Company (as hereafter defined), the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the Company’s results for such interim periods and its financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes and product mix.  The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate.  During the second quarter of 2005, the Company refined its method of estimating interim-period supplier allowances to better reflect allowances earned during the period based on actual inventory purchases (see Note 2 to the Company’s Condensed Consolidated Financial Statements).  In addition, certain amounts from prior year periods have been reclassified to conform to the 2005 presentation.

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”).  The Company is the largest broad line wholesale distributor of business products in North America, with trailing 12-month consolidated net sales of approximately $4.2 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products.  The Company offers more than 40,000 items from over 450 manufacturers.  These items include a broad spectrum of traditional office products, technology products, office furniture, janitorial supplies, sanitation supplies and foodservice disposables.  The Company primarily serves commercial and contract office products dealers.  The Company sells its products through a national distribution network to more than 15,000 resellers, who in turn sell directly to end-consumers.  These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 34 Lagasse distribution centers that serve the janitorial, sanitation, and foodservice industries and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

Common Stock Repurchase

As of June 30, 2005, the Company had authority from its Board of Directors and is permitted under its debt agreements to additionally repurchase up to $86 million of USI common stock.  During the six months ended June 30, 2005, the Company did not repurchase any of its common stock.  During the same six-month period in 2004, the Company repurchased 720,200 shares of its common stock at a cost of $26.9 million.  A summary of total shares repurchased and the completion of the 2002 repurchase authority is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
July 22, 2004 Authorization		$100.0
July 1, 2002 Authorization		50.0

Repurchases:
2004 repurchases	$(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(64.0)	1,931,618
Remaining repurchase authorized at June 30, 2005		$86.0

Effective on June 30, 2004, the Credit Agreement was amended (as described in Note 7 to the Company’s Condensed Consolidated Financial Statements) to, among other things, increase the stock repurchase limit by $200 million.  On July 22, 2004, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase an additional $100 million of the Company’s common stock.  Purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.  During the six months ended June 30, 2005 and 2004, the Company reissued 106,303 and 39,223 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

Acquisition of Sweet Paper

On May 31, 2005, the Company’s Lagasse, Inc. (“Lagasse”) subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Corp. and substantially all of the assets of Sweet Paper Group (collectively, “Sweet Paper”), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $125.2 million, including $2.2 million in transaction costs.  The acquisition will enable the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts.  The purchase price was financed through the Company’s Receivables Securitization Program and is subject to post-closing adjustments.  The Company’s Condensed Consolidated Financial Statements include Sweet Paper’s results of operations from June 1, 2005, which are not considered significant to the Company’s consolidated results of operations for the period.  Accordingly, no pro forma financial information is presented.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, $62.1 million has been allocated to goodwill and $29.4 million to amortizable intangible assets.  Of the $62.1 million of goodwill, approximately $11.2 million is expected to be deductible for tax purposes.  The intangible assets purchased include customer relationships and certain non-compete agreements.  The weighted average useful life of the intangible assets is expected to be approximately 13 years.  Based on post-closing purchase price adjustments as of June 30, 2005, the Company has recorded a receivable from the Sweet Paper selling shareholders of $4.4 million.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Preliminary Purchase Price Allocation
(dollars in thousands)

Purchase price		$125,206

Allocation of Purchase Price:
Accounts receivable	$(36,636)
Inventories	(35,285)
Other current assets	1,825
Property, plant & equipment	(2,133)
Intangible assets	(29,400)
Total assets acquired		(101,629)

Trade accounts payable	28,506
Accrued liabilities	2,216
Deferred tax liability	7,763
Total liabilities assumed		38,485
Remaining Amount to Goodwill		$62,062

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

Supplier Allowances

Supplier allowances (fixed and variable) have a significant impact on the Company’s overall gross margin.  Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated supplier allowances and promotional incentives.  These allowances and incentives are estimated on an on going basis and the potential variation between the actual amount of these margin contribution elements and the Company’s estimates of them could be material to its financial results.  Reported results reflect management’s current estimate of such allowances and incentives.  During the second quarter of 2005, the Company refined its method of estimating interim-period supplier allowances to better reflect allowances earned during the period based on actual inventory purchases.  This refinement in estimate resulted in a $3.5 million pre-tax reduction in supplier allowances, or $0.06 per diluted share, recorded in the second quarter of 2005 compared with the same period last year.

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

Inventories

Inventory constituting approximately 82% of total inventory at June 30, 2005 and 88% of total inventory at December 31, 2004, has been valued under the last-in, first-out (“LIFO”) accounting method.  The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $35.8 million and $27.2 million higher than reported at June 30, 2005 and December 31, 2004, respectively.  The percentage and dollar value reduction in inventory valued under the LIFO accounting method over the six-month period ended June 30, 2005, was primarily the result of additional FIFO valued inventory for the Company’s Lagasse subsidiary as a result of the Sweet Paper acquisition (see Note 1 to the Company’s Condensed Consolidated Financial Statements).  The Company also records inventory reserves for shrinkage and for obsolete, damaged, defective, and slow-moving inventory.  These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment.  The Company tests goodwill for impairment quarterly and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the fair value of the reporting unit computed by independent appraisals.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models.  Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.  Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment.  As of June 30, 2005, the Company had $31.1 million in intangible assets consisting primarily of customer relationship and non-compete intangible assets purchased as part of the Sweet Paper acquisition (see Note 1 to the Company’s Condensed Consolidated Financial Statements).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$20,878	$21,029	$47,870	$44,408
Add: Stock-based employee compensation expense included in reported net income, net of tax	6	11	29	22
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(997)	(1,934)	(2,328)	(4,040)
Pro forma net income	$19,887	$19,106	$45,571	$40,390

Net income per share - basic:
As reported	$0.63	$0.63	$1.44	$1.32
Pro forma	0.60	0.57	1.37	1.20

Net income per share - diluted:
As reported	$0.62	$0.62	$1.41	$1.30
Pro forma	0.59	0.56	1.35	1.18

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006.

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

3.              Contingencies

As previously reported, the Company was a defendant in two preference avoidance lawsuits filed by USOP Liquidating LLC (“USOP LLC”) in the United States Bankruptcy Court for the District of Delaware.  In the two lawsuits, USOP LLC sought monetary recoveries of $66.3 million for allegedly preferential transfers made to the Company in the 90 days preceding the filing of US Office Products Company’s Chapter 11 bankruptcy petition in 2001.  During the second quarter of 2005, the Company settled all matters related to the two preference avoidance lawsuits, resulting in a second quarter pre-tax charge of $2.3 million.

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

At June 30, 2005, the Company has accrued restructuring costs on its balance sheet of approximately $9.5 million for the remaining exit costs related to the 2002 and 2001 Restructuring Plans.  Net cash payments related to the 2002 and 2001 Restructuring Plans for the three months and six months ended June 30, 2005 totaled $0.3 million and $0.7 million, respectively. During the same comparable three and six month periods in 2004,  net cash payments related to the 2002 and 2001 Restructuring Plans were $0.6 million and $1.1 million,  respectively

5.     Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004

Net income	$20,878	$21,029	$47,870	$44,408
Unrealized currency translation adjustment	(18)	(1,167)	287	(1,645)
Total comprehensive income	$20,860	$19,862	$48,157	$42,763

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Numerator:
Net income	$20,878	$21,029	$47,870	$44,408

Denominator:
Denominator for basic earnings per share - weighted average shares	33,222	33,545	33,203	33,721

Effect of dilutive securities:
Employee stock options	661	504	666	529

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	33,883	34,049	33,869	34,250

Net income per share:
Net income per share - basic	$0.63	$0.63	$1.44	$1.32
Net income per share - diluted	$0.62	$0.62	$1.41	$1.30

7.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from the operations of its direct operating subsidiary, USSC, and from borrowings by USSC. The Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (dollars in thousands):

	As of June 30, 2005	As of December 31, 2004
Revolver	$13,500	$11,200
Industrial development bond, maturing in 2011	6,800	6,800
Total	$20,300	$18,000

As of June 30, 2005 and December 31, 2004, all of the Company’s outstanding debt and receivables sold under the Company’s Receivables Securitization Program (defined below) is priced at variable interest rates.  The Company’s variable rate debt is based primarily on the applicable rate or one-month London InterBank Offered Rate (“LIBOR”).  The prevailing prime rate was 6.25% at June 30, 2005 and 5.25% at December 31, 2004.  The one-month LIBOR rate as of June 30, 2005 was approximately 3.34%, compared to 2.42% at December 31, 2004.  A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.2 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

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

Debt maturities under the Credit Agreement as of June 30, 2005, are as follows (dollars in thousands):

Year	Amount

2005 - 2007	$—
2008	13,500
Later years	—
Total	$13,500

As of June 30, 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million.   This bond is scheduled to mature in 2011 and carries market-based interest rates.

As of June 30, 2005 and December 31, 2004, the Company had outstanding letters of credit of $17.5 million and $16.4 million, respectively.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  As of June 30, 2005, the Company sold $215.0 million of interests in trade accounts receivable, compared with $118.5 million as of December 31, 2004.  Accordingly, trade accounts receivable of $215.0 million as of June 30, 2005 and $118.5 million as of December 31, 2004 are excluded from the Condensed Consolidated Financial Statements.  As discussed below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the master trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program.  Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates.  The annual interest rate on the certificates issued under the Receivables Securitization Program during the first six months of 2005 ranged between 2.4% and 3.0%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program.  Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $1.3 million and $2.4 million for the three and six-month periods ended June 30, 2005, respectively.  Losses recognized on the sale of accounts receivable for the three and six-month periods ended June 30, 2004 were $0.6 million and $1.3 million, respectively.

Proceeds from the collections under this revolving agreement for both the first six months ended June 30, 2005 and 2004 were $1.9 billion and $1.7 billion, respectively.  All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust.  No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors).  The Company’s net retained interest on $362.8 million and $346.3 million of trade receivables in the master trust as of June 30, 2005 and December 31, 2004 was $147.8 million and $227.8 million, respectively.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum.  In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest.  Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value.  A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations.  Accounts receivable sold to the master trust and written off during the second quarter of 2005 were not material.

9.     Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees.  In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents.  For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and six months ended June 30, 2005 and 2004 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Service cost - benefit earned during the period	$1,429	$1,231	$2,858	$2,462
Interest cost on projected benefit obligation	1,416	1,253	2,832	2,506
Expected return on plan assets	(1,279)	(1,070)	(2,558)	(2,140)
Amortization of prior service cost	53	51	106	102
Amortization of actuarial loss	414	287	828	574
Net periodic pension cost	$2,033	$1,752	$4,066	$3,504

	Postretirement Healthcare
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Service cost - benefit earned during the period	$139	$179	$278	$358
Interest cost on projected benefit obligation	97	126	194	252
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial gain	(14)	—	(28)	—
Net periodic postretirement healthcare benefit cost	$222	$305	$444	$610

During the three months ended June 30, 2005, the Company made cash contributions to its pension plans of $4.8 million.  No other pension contributions were made during 2005.  During the same three and six month periods in 2004, the Company made cash contributions to its pension plans of $6.9 million and $7.8 million, respectively

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees.  The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $0.9 million and $1.8 million for the Company match of employee contributions to the 401(k) Plan during the three and six month periods ended June 30, 2005, respectively. During the same periods last year, the Company recorded $0.8 million and $1.7 million of expense for the same match.

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

•                  the Company’s ability to effectively integrate acquisitions into its management, operations and financial and IT systems;

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

•                  the Company’s reliance on key customers, the top five of which accounted for approximately 25% of the Company’s net sales in the second quarter of 2005, and the business, credit and other risks inherent in continuing or increased customer concentration;

•                  the Company relies on independent dealers for a significant percentage of its net sales and therefore their continued viability and success are important to future sales and earnings growth for the Company;

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

•                  Unemployment levels, job creation and office space utilization are directional indicators of business-related spending for business products.  While these indicators have been trending favorably, any significant positive impact on Company performance will be dependent on whether such changes are sustainable over a longer period and whether such general trends drive demand for both the products made available by the Company and the value-added services it offers.

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

•                  Office furniture sales rose 16% in the second quarter of 2005 versus the same period last year.  Industry forecasts for office furniture sales continue to show an improving trend and the Company believes it will benefit from more favorable market conditions.

•                  Management has renewed its emphasis on reducing costs and leveraging the Company’s existing infrastructure.  The Company is reviewing and optimizing its distribution network and stocking strategies, and it is improving productivity to promote overall supply chain efficiencies.

•                  The Company continues to focus its efforts on improving working capital efficiency.  This focus contributed to continued positive cash flow and low levels of debt and other funding sources.  While further improvements will likely be more challenging, the Company continues to closely monitor and manage working capital opportunities.

•     The Company recently announced two projects that will require significant capital and expense investments in the near term.  First, the Company is investing in a major information technology initiative called Project Vision which is expected to enhance competitive advantages for the Company and its customers.  The investment in Project Vision is estimated at approximately $22 million ($8 million in 2005 and $14 million in 2006) in operating expense and $37 million ($23 million in 2005 and $14 million in 2006) in capitalized system costs over the next two years.  The second major initiative is the relocation of the Company’s corporate headquarters.  The company will record rent expense associated with the lease, including base rent, rent escalations and landlord allowances on a straight-line basis over the 11-year term of the lease at an expected rate of $2.4 million (pre-tax) annually. In addition, the company expects to incur approximately $16 million in incremental capital expenditures during 2005 and 2006, which includes $7.1 million of landlord allowances.

Overview of Recent Results

Organic sales per selling day for the third quarter to-date are up approximately 6% over the 5% growth rate achieved in the third quarter of last year.

Acquisition of Sweet Paper

On May 31, 2005, the Company’s Lagasse, Inc. (“Lagasse”) subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Corp. and substantially all of the assets of Sweet Paper Group (collectively, “Sweet Paper”), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $125.2 million, including $2.2 million in transaction costs.   The acquisition will enable the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts.  The purchase price was financed through the Company’s Receivables Securitization Program and is subject to post-closing adjustments.  The Company’s Condensed Consolidated Financial Statements include Sweet Paper’s results of operations from June 1, 2005, which are not considered significant to the Company’s consolidated results of operations for the period.  However, the Company believes that the acquisition of Sweet Paper should be slightly accretive to diluted earnings per share in 2005 and accretive by $0.10 to $0.15 per diluted share for the 2006 calendar year.  The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, $62.1 million has been allocated to goodwill and $29.4 million to amortizable intangible assets.  Of the $62.1 million of goodwill, approximately $11.2 million is expected to be deductible for tax purposes.  The intangible assets purchased include customer relationships and certain non-compete agreements.  The weighted average useful life of the intangible assets is approximately 13 years and is expected to result in annual amortization expense of $2.4 million.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

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

Stock Repurchase Program

On July 22, 2004, the USI’s Board of Directors approved a share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of USI’s common stock.  Purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.   During the six months ended June 30, 2005, the Company did not repurchase any of its common stock.  As of June 30, 2005, the Company had approximately $86 million available under the authorization.

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

Supplier Allowances

Supplier allowances (fixed and variable) have a significant impact on the Company’s overall gross margin.  Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed in Note 2 to the Company’s Condensed Consolidated Financial Statements, and increased by estimated supplier allowances and promotional incentives.  These allowances and incentives are estimated on an on going basis and the potential variation between the actual amount of these margin contribution elements and the Company’s estimates of them could be material to its financial results.  Reported results reflect management’s current estimate of such allowances and incentives.  During the second quarter of 2005, the Company refined its method of estimating interim-period supplier allowances to better reflect allowances earned during the period based on actual inventory purchases.  This refinement in estimate resulted in a $3.5 million pre-tax reduction in supplier allowances, or $0.06 per diluted share, recorded in the second quarter of 2005 compared with the same period last year.

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

Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations.  Management estimates an allowance for doubtful accounts.  This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value.  To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process.  First, a general allowance percentage is applied to accounts receivables generated as a result of sales.  This percentage is based on historical trends for customer write-offs.  Periodically, management reviews this allowance percentage, based on current information and trends.  Second, management reviews specific customers accounts receivable balances and specific customer circumstances to determine whether further allowance is necessary.  As part of this specific customer analysis, management will consider items such as bankruptcy filings, litigation, government investigations, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances.

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

Inventories

Inventory constituting approximately 82% of total inventory at June 30, 2005 and 88% of total inventory at December 31, 2004, has been valued under the last-in, first-out (“LIFO”) accounting method.  The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $35.8 million and $27.2 million higher than reported at June 30, 2005 and December 31, 2004, respectively.  The percentage and dollar value reduction in inventory valued under the LIFO accounting method over the six-month period ended June 30, 2005, was primarily the result of additional FIFO valued inventory for the Company’s Lagasse subsidiary as a result of the Sweet Paper acquisition (see “Acquisition of Sweet Paper” caption above).  The Company also records inventory reserves for shrinkage and for obsolete, damaged, defective, and slow-moving inventory.  These reserve estimates are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Selected Comparative Results for the Three Months and Six Months Ended June 30, 2005 and 2004

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.0	85.2	85.6	85.2
Gross margin	14.0	14.8	14.4	14.8

Operating expenses
Warehousing, marketing and administrative expenses	10.7	11.1	10.6	11.0

Income from operations	3.3	3.7	3.8	3.8

Interest expense, net	0.1	—	0.1	0.1
Other expense, net	0.1	0.1	0.1	0.1

Income before income taxes	3.1	3.6	3.6	3.6

Income tax expense	1.2	1.4	1.4	1.4

Net income	1.9	2.2	2.2	2.2

Results of Operations—Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004

Net Sales.  Net sales for the three months ended June 30, 2005 were $1.1 billion, up 11.6% (including approximately 2.5% related to the Sweet Paper acquisition) compared with sales of $1.0 billion for the same three-month period of 2004.  Net sales for the three months ended June 30, 2005 include an additional $24.2 million related to the Sweet Paper acquisition (see “Acquisition of Sweet Paper” above).  The following table summarizes net sales by product category for the three months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,
	2005	2004
Technology products	$468	$433
Traditional office supplies	303	282
Janitorial, sanitation and foodservice supplies	160	116
Office furniture	129	111
Other	18	25
Total net sales	$1,078	$967

Note: To conform with current year presentation, reclassifications between product categories were made to the 2004 presentation.  The reclassifications did not impact total net sales.

Sales in the technology products category grew just over 8% in the second quarter of 2005 compared to the same prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 43%).  Sales in this category benefited from continued Company initiatives, including those supporting the Company’s position as a “single source” for delivery of office products and technology products together, competitive pricing and new approaches to marketing products.

Traditional office supplies represented approximately 28% of the Company’s consolidated net sales in the second quarter of 2005.  Sales of traditional office supplies grew over 7% versus the second quarter of 2004.  The growth in this category was driven by higher cut-sheet paper sales and various other initiatives within this category.

Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising nearly 38% compared to the prior year three-month period and this category accounted for nearly 15% of the Company’s consolidated net sales for the second quarter of 2005.  Growth in this sector was primarily due to additional sales resulting from the Sweet Paper acquisition (see “Acquisition of

Sweet Paper” caption above) and continued growth with large distributors the Company serves.  In addition, the Company has launched new initiatives to help drive continued growth in this category.  For example, the Company’s OfficeJan initiative was designed to drive demand for janitorial and sanitation supplies to office products dealers by making these products available as part of a consolidated shipment.

Office furniture sales in the second quarter of 2005 increased over 16% compared to the same three-month period in 2004.  Office furniture accounted for nearly 12% of the Company’s consolidated net sales during the second quarter of 2005. This category continues to benefit from positive economic trends, including reductions in white-collar unemployment and increases in office space occupancy.  In addition, sales during the second quarter of 2005 were positively impacted through more competitive pricing and focusing resources on serving key markets within this category.

The remaining 2% of the Company’s consolidated net sales for the second quarter of 2005 came from freight and advertising revenue and remained consistent with the same period last year.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the three months ended June 30, 2005 was $150.9 million, compared to $142.7 million in the prior year period.  The increase in gross profit is primarily due to higher net sales.

The gross margin rate (gross profit as a percentage of net sales) for the second quarter of 2005 was 14.0%, compared to 14.8% in the same period last year.  The Company’s gross margin rate for the second quarter of 2005 was adversely impacted by lower pricing margin (invoice price less standard cost) for technology products and a pricing strategy within certain other product categories designed to generate higher sales through more competitive pricing.  As a result, the Company’s pricing margin rate for the second quarter of 2005 declined approximately 0.7 percentage points compared to the second quarter of 2004.  The gross margin rate was also adversely impacted by 0.3 percentage points as a result of a refinement in the method the Company uses to estimate interim-period supplier allowances to better reflect allowances earned during the period based on actual inventory purchases.  The percentage point reductions in pricing margin and vendor allowances were partially offset by favorable inventory related adjustments of 0.4 percentage points.  The inventory related adjustments include buy-side inflation, shrinkage and obsolescence.  Buy-side inflation favorably impacts gross margin as the Company sells through inventory purchased in advance of manufacturers’ price increases.

Operating Expenses.  Operating expenses for the three months ended June 30, 2005 were $115.2 million, or 10.7% of sales, compared with $107.0 million, or 11.0% of sales, in the same three-month period last year.  Operating expenses for the second quarter of 2005 included $2.3 million related to settlement of the two USOP preference avoidance lawsuits and $2.4 million in additional employee-related costs to support a higher level of sales.  In addition, the Company continued to incur higher professional fees due to its ongoing efforts in global sourcing and other strategic initiatives.  During the second quarter of 2005, the Company incurred professional fees totaling $6.4 million, compared with $5.3 million during the second quarter of 2004.  The lower operating expense ratio was due to operating leverage from higher sales.

Income from Operations.  Income from operations for the second quarter of 2005 was $35.7 million, compared with $35.7 million in the same period last year.  Income from operations for the second quarter of 2005 included a $1.2 million pre-tax operating loss related to the Company’s Canadian division.

Interest Expense, net.  Net interest expense for the second quarter totaled $0.5 million, compared with $0.6 million in the same period last year.

Other Expense, net.  Net other expense for the three months ended June 30, 2005 totaled $1.5 million compared with $0.9 million for the same three-month period last year.  Net other expense for the three months ended June 30, 2005 includes $1.3 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below) and a $0.2 million loss on the disposition of property, plant and equipment.  Net other expense for the three months ended June 30, 2004 includes $0.6 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program and $0.3 million loss from the disposition of property, plant and equipment.  The increase in expense related to the sale of accounts receivable is primarily related to the financing of the Sweet Paper acquisition, which closed on May 31, 2005.

Income Taxes.  Income tax expense totaled $12.8 million in the three months ended June 30, 2005, compared with $13.2 million during the same three-month period of 2004.  The Company’s effective tax rate for the second quarter of 2005 was 38.0%, compared with 38.5% in the second quarter of 2004.  This decrease is a result of the projected annual pre-tax earnings and the mix of those earnings among states and legal entities, as well as changes to state tax rates.

Net Income.  Net income for the three months ended June 30, 2005 totaled $20.9 million, or $0.62 per diluted share, compared with net income of $21.0 million, or $0.62 per diluted share for the same period in 2004.

Results of Operations—Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

Net Sales.  Net sales for the six months ended June 30, 2005 were $2.1 billion, up 9.5% compared with sales of $2.0 billion for the same six-month period of 2004.  Net sales for the six months ended June 30, 2005 include an additional $24.2 million related to the Sweet Paper acquisition (see “Acquisition of Sweet Paper” above).  The following table summarizes net sales by product category for six months ended June 30, 2005 and 2004 (in millions):

	Six Months Ended June 30,
	2005	2004
Technology products	$931	$867
Traditional office supplies	622	587
Janitorial, sanitation and foodservice supplies	287	230
Office furniture	255	223
Other	44	48
Total net sales	$2,139	$1,955

Note: To conform with current year presentation, reclassifications between product categories were made to the 2004 presentation.  The reclassifications did not impact total net sales.

Sales in the technology products category grew over 7% in the first half of 2005 compared to the prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 44%).  Traditional office supplies represented approximately 29% of the Company’s consolidated net sales in the first half of 2005.  Sales of traditional office supplies grew nearly 6% versus the first half of 2004.  Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising nearly 25% compared to the prior year six-month period and this category accounted for nearly 14% of the Company’s six months ended June 30, 2005 consolidated net sales.  Growth in this sector was primarily due to additional sales as a result of the Sweet Paper acquisition (see “Acquisition of Sweet Paper” caption above) and continued growth with large distributors the Company serves.  Office furniture sales in the first half of 2005 increased over 14% compared to the same six-month period in 2004.  Office furniture accounted for nearly 12% of the Company’s consolidated net sales during the first half of 2005.  The remaining 3% of the Company’s consolidated net sales for the first half of 2005 came from freight and advertising revenue and remained consistent with the prior six-month period of 2004.   See “Net Sales” under “Results of operations – Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004” for further description of these trends.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the six months ended June 30, 2005 was $307.9 million, compared to $290.3 million in the prior year period.  The increase in gross profit is primarily due to higher net sales.  The gross margin rate (gross profit as a percentage of net sales) for the first half of 2005 was 14.4%, compared to 14.8% in the same period last year.  See “Gross Profit and Gross Margin Rate” under “Results of operations – Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004” for further description of these trends.

Operating Expenses.  Operating expenses for the six months ended June 30, 2005 were $226.9 million, or 10.6% of sales, compared with $215.3 million, or 11.0% of sales, in the same six-month period last year.  Operating expenses for the first half of 2005 included $14.7 million in professional fees including consulting fees to accelerate the Company’s efforts in global sourcing and legal/forensic accounting costs incurred related to the Company’s review and investigation of its Canadian Division.  In comparison, professional fees incurred during the first half of 2004 totaled $7.8 million.  The Company’s operating expenses for the first half of 2005 also includes $3.7 million related to the partial reversal of a reserve related to retirement benefits for certain former Company officers. The lower operating expense ratio was due to operating leverage from higher sales.

Income from Operations.  Income from operations for the six-month period ended June 30, 2005 was $81.0 million, compared with $75.1 million in the same six-month period last year.  Income from operations for the first half of 2005 included a $3.3 million pre-tax operating loss related to the Company’s Canadian division.

Interest Expense, net.  Net interest expense for the first six months of 2005 totaled $1.3 million, compared with the same amount for the first half of 2004.

Other Expense, net.  Net other expense for the six months ended June 30, 2005 totaled $2.6 million compared with $1.4 million for the same six-month period last year.  Net other expense for the six months ended June 30, 2005 includes $2.4 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below).  Net other expense for the six months ended June 30, 2004 includes $1.3 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program and $0.3 million related to the write-down of certain assets held for sale, offset by a gain of $0.2 million from the disposition of property, plant and equipment.

Income Taxes.  Income tax expense totaled $29.3 million in the first six months of 2005, compared with $28.0 million during the first half of 2004.  The Company’s effective tax rate for the first half of 2005 was 37.9%, compared with 38.7% in the first half of 2004.  This decrease is a result of the projected annual pre-tax earnings and the mix of those earnings among states and legal entities, as well as changes to state tax rates.

Net Income.  Net income for the six months ended June 30, 2005 totaled $47.9 million, or $1.41 per diluted share, compared with net income of $44.4 million, or $1.30 per diluted share, for the same period in 2004.

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

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below)  consisted of the following amounts (in thousands):

	As of June 30, 2005	As of December 31, 2004
Revolver	$13,500	$11,200
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Other long-term debt	—	—
Debt under GAAP	20,300	18,000
Accounts receivable sold (1)	215,000	118,500
Adjusted debt	235,300	136,500
Stockholders’ equity	782,253	731,203
Total capitalization	$1,017,553	$867,703

Adjusted debt-to-total capitalization ratio	23.1%	15.7%

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

In accordance with GAAP, total debt outstanding at June 30, 2005 increased by $2.3 million to $20.3 million from the balance at December 31, 2004.  This resulted from additional borrowings under the Company’s Revolving Credit Facility.  Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of June 30, 2005 increased by $98.8 million from the balance at December 31, 2004.  At June 30, 2005, the Company’s adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company’s Receivables Securitization Program as debt) was 23.1%, compared to 15.7% at December 31, 2004.

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

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing.  Financing available from debt and the sale of accounts receivable as of June 30, 2005, is summarized below (in millions):

Availability

Maximum financing available under:
Revolving Credit Facility	$275.0
Receivables Securitization Program	225.0
Industrial Development Bond	6.8
Maximum financing available		$506.8

Amounts utilized:
Revolving Credit Facility	13.5
Receivables Securitization Program	215.0
Outstanding letters of credit under Credit Agreement	17.5
Industrial Development Bond	6.8
Total financing utilized		252.8
Available financing, before restrictions		254.0
Restrictive covenant limitation		—
Available financing at June 30, 2005		$254.0

Restrictive covenants under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below.  As of June 30, 2005, the leverage ratio covenant in the Company’s Credit Agreement did not impact the Company’s available funding from debt and the sale of accounts receivable (as shown above).

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

Debt maturities under the Credit Agreement as of June 30, 2005, are as follows (in thousands):

Year	Amount

2005 - 2007	$—
2008	13,500
Later years	—
Total	$13,500

As of June 30, 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million.   This bond is scheduled to mature in 2011 and carries market-based interest rates.

As of June 30, 2005 and December 31, 2004, the Company had outstanding letters of credit of $17.5 million and $16.4 million, respectively.

Off-Balance Sheet Arrangements—Receivables Securitization Program

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  As of June 30, 2005, the Company sold $215.0 million of interests in trade accounts receivable, compared with $118.5 million as of December 31, 2004.  Accordingly, trade accounts receivable of $215.0 million as of June 30, 2005 and $118.5 million as of December 31, 2004 are excluded from the Condensed Consolidated Financial Statements.  As discussed below, the Company retains an interest in the master trust based on funding levels determined by the Receivables Company.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the master trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program.  Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates.  The annual interest rate on the certificates issued under the Receivables Securitization Program during the first six months of 2005 ranged between 2.4% and 3.0%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program.  Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $1.3 million and $2.4 million for the three and six-

month periods ended June 30, 2005, respectively.  Losses recognized on the sale of accounts receivable for the three and six-month periods ended June 30, 2004 were $0.6 million and $1.3 million, respectively.  Proceeds from the collections under this revolving agreement for both the first six months ended June 30, 2005 and 2004 were $1.9 billion and $1.7 billion, respectively.  All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained the responsibility for servicing the sold trade accounts receivable and those transferred to the master trust.  No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors).  The Company’s net retained interest on $362.8 million and $346.3 million of trade receivables in the master trust as of June 30, 2005 and December 31, 2004 was $147.8 million and $227.8 million, respectively.  The Company’s retained interest in the master trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum.  In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest.  Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value.  A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations.  Accounts receivable sold to the master trust and written off during the second quarter of 2005 were not material.

Cash Flow

Cash flows for the Company for the six months ended June 30, 2005 and 2004 are summarized below (in thousands):

	For the Six Months Ended June 30,
	2005	2004

Net cash provided by operating activities	$135,465	$12,221
Net cash (used in) provided by investing activities	(138,252)	3,669
Net cash provided by (used in) financing activities	5,194	(13,204)

Cash Flow From Operations

The Company’s cash from operations is generated primarily from net income and improvements in working capital.  Net cash provided by operating activities for the first six months ended June 30, 2005 was $135.5 million, compared with $12.2 million in the same six-month period of 2004.  The increase in 2005 cash flow from operations compared with the prior year six-month period was primarily the result of an increase in accounts receivable sold under the Receivables Securitization Program and a larger decline in inventory.  The increase in accounts receivable sold was the result of financing the acquisition of Sweet Paper (see caption “Acquisition of Sweet Paper” above) through the Company’s Receivable Securitization Program.  The decline in inventory was driven by strong sales growth during year-to-date 2005, as well as the sale of large quantities of inventory purchased in advance of scheduled price increases just prior to December 31, 2004.

Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations.  The Receivables Securitization Program is the Company’s primary financing mechanism.

The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold.  Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the six months ended June 30, 2005 and 2004 is provided below as an additional liquidity measure (in millions):

	For the Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net cash provided by operating activities	$135.5	$12.2
Excluding the change in accounts receivable sold	(96.5)	26.0
Net cash provided by operating activities excluding the effects of receivables sold	$39.0	$38.2

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	$5.2	$(13.2)
Including the change in accounts receivable sold	96.5	(26.0)
Net cash provided by (used in) financing activities including the effects of receivables sold	$101.7	$(39.2)

Cash Flow From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2005 was $138.3 million, compared to source of cash in the first six months of 2004 of $3.7 million.  During the first six months of 2005, the Company used cash for investing activities to acquire Sweet Paper for $125.2 million, subject to post-closing adjustments (see caption “Acquisition of Sweet Paper” above) and net capital expenditures for ongoing operations of $13.1 million.  During the first half of 2004, the exclusive use of cash for investing activities was for net capital expenditures for ongoing operations.

Funding for gross capital expenditures for the six months of 2005 and 2004 totaled $13.1 million and $6.3 million, respectively.  Proceeds from the disposition of property, plant and equipment for the first half of 2005 were nominal, compared to proceeds of $10.0 million for the first six months of 2004.  The proceeds for the first quarter of 2004 included $9.6 million for the sale of certain distribution centers.  Net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) were $13.1 million for the first six months of 2005, compared with negative net capital expenditures for the same six-month period in 2004 of ($3.7) million.  Capitalized software costs for the six-month period ended June 30, 2005 and 2004 totaled $8.4 million and $1.6 million, respectively.  As a result, net capital spending (net capital expenditures plus capitalized software costs) totaled $21.5 million in the first half of 2005, compared to a negative net capital spending of funds  ($2.1) million in the same six-month period of 2004.  The Company expects net capital spending for 2005 to be approximately $52 million, including substantial investments in IT systems and infrastructure.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Forecast Year Ending
	2005	2004	2005	2004	2005
Net Capital Spending
Net cash used in (provided by) investing activities	$134,224	$(1,325)	$138,252	$(3,669)	N/A
Acquisitions	(125,206)	—	(125,206)	—	N/A
Net cash used in (provided by) investing activities before the impact of acquisitions	$9,018	$(1,325)	$13,046	$(3,669)	N/A

Capital expenditures	$9,040	$3,940	$13,068	$6,298	N/A
Proceeds from the disposition of property, plant and equipment	(22)	(5,265)	(22)	(9,967)	N/A
Net cash used in (provided by) investing activities	9,018	(1,325)	13,046	(3,669)	N/A
Capitalized software	5,195	937	8,433	1,623	N/A
Net capital spending	$14,213	$(388)	$21,479	$(2,046)	$52,000

Cash Flow From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2005 totaled $5.2 million, compared with $13.2 million net cash used in the prior year period.  Net cash provided by financing activities for the first half of 2005 includes $3.2 million in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $2.3 million in additional borrowings under the Company’s Revolving Credit Facility, offset by $0.3 million in payments of employee withholding tax on stock option exercises.  Net cash used in financing activities during the first half of 2004 included $26.9 million for repurchases of the Company’s common stock (see caption in Note 1, “Basis of Presentation-Common Stock Repurchase,” to the Company’s Condensed Consolidated Financial Statements), offset by $12.7 million in additional net borrowings under the Company’s Revolving Credit Facility and $1.2 million in proceeds from issuance of treasury stock.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company’s exposure to interest rate risks is principally limited to the Company’s outstanding long-term debt at June 30, 2005 of $20.3 million, $215.0 million of receivables sold under the Receivables Securitization Program and the Company’s $147.8 million retained interest in the master trust (as defined above).

At June 30, 2005, all of the Company’s outstanding debt is priced at variable interest rates.  The Company’s variable rate debt is based primarily on the applicable prime or one-month London InterBank Offered Rate (“LIBOR”).  The prevailing prime interest rate was 6.25% at June 30, 2005 and the one-month LIBOR rate as of June 30, 2005 was approximately 3.34%.  A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.2 million in interest expense, loss on the sale of certain accounts receivable and cash flows from operations.

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

Based on this evaluation, and subject to the inherent limitations noted below in this Item 4, the Company’s management (including its CEO and CFO) concluded that, as of June 30, 2005, the Company’s Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

During the second quarter of 2005, the Company continued implementing remedial measures and improvements to strengthen its internal controls with respect to its Canadian Division to address a previously disclosed internal control deficiency relating to receivables from suppliers for various supplier allowance programs, recording inventory obsolescence reserves, accounts payable, customer rebates and accounting for foreign currencies.

However, management has determined that its remedial measures and improvements have not been in operation for a sufficient period of time to permit management to fully evaluate their operating effectiveness as of June 30, 2005.  Therefore, management has determined, and in the second quarter of 2005 reported to the Audit Committee, that the above described matters at the Canadian Division constitute a significant deficiency as of June 30, 2005,  under applicable standards established by the Public Company Accounting Oversight Board (“PCAOB”).

In addition, during the second quarter of 2005 the Company continued implementing remedial measures and improvements to strengthen its internal controls to address a previously disclosed significant deficiency related to the Company’s use, primarily with respect to certain private label products, of blended allowance percentages rather than the respective allowance percentages applicable to individual products under the terms of the relevant supplier agreements, as well as its use in certain cases of allowance percentages that were not based on the most recent supplier agreements.

The Company’s management determined that its remedial measures and improvements related to the accounting for supplier allowances did not operate for a sufficient period of time to permit management to fully evaluate their operating effectiveness as of June 30, 2005.  As a result, management has determined, and in the second quarter of 2005 reported to the Audit Committee, that the above described matters related to the accounting for supplier allowances constitute a significant deficiency as of June 30, 2005, under applicable PCAOB standards.

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

PART II — OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS.

For information with respect to legal proceedings, see Note 3 to the Company’s Condensed Consolidated Financial Statements.

As previously disclosed, the staff of the SEC is conducting an informal inquiry regarding the Company in connection with its Azerty United Canada division and related financial reporting matters. The staff has asked the Company provide on a voluntary basis certain information regarding the Company’s investigation of the Canadian Division, which was completed in February 2005, and any related issues concerning its domestic operations. The Company intends to continue to cooperate with the SEC in this inquiry. Due to the early stage of this inquiry, the Company is unable to predict its ultimate scope or outcome.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders for 2005 (the “2005 Annual Meeting”) was held on May 11, 2005.  Matters voted on and ratified by the Company’s shareholders were: (1) the re-election of three Class I Directors of the Company, each to serve for a three-year term expiring in 2008; (2) ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accountants; and (3) approval of the Amended and Restated Management Incentive Plan.

The following tables set forth votes cast with respect to each of the above noted items:

Proposal 1: Election of Directors

	Number of Votes
Director	For	Withheld
Richard W. Gochnauer	31,395,945	525,598
Daniel J. Good	31,398,700	522,843
John J. Zillmer	31,406,229	515,314

Continuing Directors

Class II Directors continuing in office until May 2006:

Frederick B. Hegi, Jr.

Ilene S. Gordon

Class III Directors continuing in office until May 2007:

Roy W. Haley

Benson P. Shapiro

Alex D. Zoghlin

Proposal 2: Ratification of the Selection of Independent Registered Public Accountants

Number of Votes
For	Against	Abstain
31,534,169	385,714	1,660

Proposal 3: Approval of the Amended and Restated Management Incentive Plan

Number of Votes
For	Against	Abstain	Broker Non-Votes
29,684,847	1,292,404	21,321	—

ITEM 6.          EXHIBITS

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

10.1*	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC.

10.2*	Executive Employment Agreement, dated March 14, 2005, among United, USSC and Stephen A. Schultz**

10.3*	Purchase and Sale Agreement, dated May 19, 2005, among Lagasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group.

10.4*	Amendment Number One to Purchase and Sale Agreement, dated May 19, 2005, among Lasasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group.

10.5	United Stationers Inc. Amended and Restated Management Incentive Plan (Appendix A to United’s definitive proxy statement filed on April 4, 2005)**

10.6	Summary of Board Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005).**

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of August 9, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of August 9, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -  Filed herewith

** - Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: August 9, 2005	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)