Form 10-Q
period 2005-09-30
UNITED STATIONERS INC
filed 2005-10-31
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

On October 25, 2005, the registrant had outstanding 32,318,111 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Chicago, Illinois

October 27, 2005

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,556	$15,719
Retained interest in receivables sold, less allowance for doubtful accounts of $4,899 in 2005 and $3,728 in 2004	198,030	227,807
Accounts receivable, less allowance for doubtful accounts of $11,523 in 2005 and $10,475 in 2004	234,209	178,644
Inventories	581,710	608,549
Other current assets	28,399	18,623
Total current assets	1,057,904	1,049,342

Property, plant and equipment, at cost	347,649	344,222
Less - accumulated depreciation and amortization	195,292	192,374
Net property, plant and equipment	152,357	151,848
Intangible assets, net	30,485	1,901
Goodwill, net	246,757	184,222
Other	36,300	19,927
Total assets	$1,523,803	$1,407,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$439,728	$402,794
Accrued liabilities	164,545	140,558
Deferred credits	70,507	47,518
Total current liabilities	674,780	590,870

Deferred income taxes	28,787	20,311
Long-term debt	8,800	18,000
Other long-term liabilities	42,728	46,856
Total liabilities	755,095	676,037

Stockholders' equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2005 and 2004	3,722	3,722
Additional paid-in capital	343,125	337,192
Treasury stock, at cost - 4,766,913 shares in 2005 and 4,076,432 shares in 2004	(163,168)	(119,435)
Retained earnings	594,594	520,608
Accumulated other comprehensive loss	(9,565)	(10,884)
Total stockholders' equity	768,708	731,203
Total liabilities and stockholders' equity	$1,523,803	$1,407,240

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$1,166,360	$1,028,833	$3,305,703	$2,983,377
Cost of goods sold	999,444	876,039	2,830,906	2,540,255

Gross profit	166,916	152,794	474,797	443,122

Operating expenses:
Warehousing, marketing and administrative expenses	122,600	108,163	349,495	323,416
Restructuring and other charges (reversal)	(566)	—	(566)	—
Total operating expenses	122,034	108,163	348,929	323,416

Income from operations	44,882	44,631	125,868	119,706

Interest expense, net	584	696	1,841	1,951

Other expense, net	2,047	1,006	4,617	2,395

Income before income taxes	42,251	42,929	119,410	115,360

Income tax expense	16,135	16,614	45,424	44,637

Net income	$26,116	$26,315	$73,986	$70,723

Net income per share - basic:
Net income per share	$0.79	$0.79	$2.23	$2.11
Average number of common shares outstanding - basic	33,195	33,120	33,200	33,518

Net income per share - diluted:
Net income per share	$0.77	$0.78	$2.18	$2.08
Average number of common shares outstanding - diluted	33,923	33,666	33,878	34,053

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$73,986	$70,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,444	20,478
Loss (gain) on the disposition of plant, property and equipment	280	(53)
Amortization of capitalized financing costs	477	489
Write down of assets held for sale	—	300
Deferred income taxes	713	(81)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in accounts receivable, net	(18,714)	17,502
Decrease (increase) in retained interest in receivables sold, net	29,778	(111,079)
Decrease (increase) in inventory	62,718	(15,319)
(Increase) decrease in other assets	(26,527)	1,286
Increase in accounts payable	8,716	38,291
Increase in accrued liabilities	14,543	2,080
Increase in deferred credits	22,989	18,383
Decrease in other liabilities	(4,128)	(81)
Net cash provided by operating activities	188,275	42,919

Cash Flows From Investing Activities:
Acquisitions	(125,206)	—
Capital expenditures	(20,179)	(10,658)
Proceeds from the disposition of property, plant and equipment	22	9,969
Net cash used in investing activities	(145,363)	(689)

Cash Flows From Financing Activities:
Retirements of debt	—	(24)
Net borrowings under revolver	(9,200)	(3,000)
Issuance of treasury stock	16,806	6,500
Acquisition of treasury stock, at cost	(48,377)	(40,908)
Payment of employee withholding tax related to stock option exercises	(2,408)	(963)
Net cash used in financing activities	(43,179)	(38,395)

Effect of exchange rate changes on cash and cash equivalents	104	78
Net change in cash and cash equivalents	(163)	3,913
Cash and cash equivalents, beginning of period	15,719	10,307
Cash and cash equivalents, end of period	$15,556	$14,220

Other Cash Flow Information:
Income taxes paid, net	$41,476	$29,851
Interest paid	1,070	853
Loss on the sale of accounts receivable	3,970	1,883

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

In the opinion of the management of the Company (as hereafter defined), the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the Company’s results for such interim periods and its financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes and product mix.  The Company periodically reevaluates these estimates and makes adjustments where facts and circumstances dictate.  Beginning in the second quarter of 2005, the Company refined its method of estimating interim-period supplier allowances to better reflect allowances earned during the period based on actual inventory purchases (see Note 2 to the Company’s Condensed Consolidated Financial Statements).  In addition, certain amounts from prior year periods have been reclassified to conform to the 2005 presentation.

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”).  The Company is the largest broad line wholesale distributor of business products in North America, with trailing 12-month consolidated net sales of approximately $4.3 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products.  The Company offers more than 40,000 items from over 450 manufacturers.  These items include a broad spectrum of traditional office products, technology products, office furniture, janitorial supplies, sanitation supplies and foodservice disposables.  The Company primarily serves commercial and contract office products dealers.  The Company sells its products through a national distribution network to approximately 20,000 resellers, who in turn sell directly to end-consumers.  These products are distributed through a computer-linked network of 35 USSC regional distribution centers, 32 Lagasse distribution centers that serve the janitorial, sanitation, and foodservice industries and two distribution centers in each of Mexico and Canada that primarily serve computer supply resellers.

Common Stock Repurchase

As of September 30, 2005, the Company had authority from its Board of Directors and is permitted under its debt agreements to additionally repurchase up to $37.6 million of USI common stock.  During the nine months ended September 30, 2005, the Company repurchased 1,047,546 shares of common stock at a cost of $48.4 million.  During the same nine-month period in 2004, the Company repurchased 1,072,654 shares of its common stock at a cost of $40.9 million.  A summary of total shares repurchased under the 2004 and 2002 repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2004 Authorization		$100.0
2002 Authorization		50.0

Repurchases:
2005 repurchases	$(48.4)		1,047,546
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(112.4)	2,979,164
Remaining repurchase authorized at September 30, 2005		$37.6

Effective on June 30, 2004, the Credit Agreement was amended (as described in Note 7 to the Company’s Condensed Consolidated Financial Statements) to, among other things, increase the stock repurchase limit by approximately $200 million.  On July 22, 2004, the Company’s Board of Directors authorized a share repurchase program allowing the Company to purchase an additional $100 million of the Company’s common stock.  Purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.  During the nine months ended September 30, 2005 and 2004, the Company reissued 438,365 and 215,426 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

Acquisition of Sweet Paper

On May 31, 2005, the Company’s Lagasse, Inc. (“Lagasse”) subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Sales Corp. and substantially all of the assets of four affiliates of Sweet Paper Sales Group, Inc.  (collectively, “Sweet Paper”), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $125.2 million, including $2.2 million in transaction costs.  The acquisition will enable the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts.  The purchase price was financed through the Company’s Receivables Securitization Program and is subject to post-closing adjustments.  The Company’s Condensed Consolidated Financial Statements include Sweet Paper’s results of operations from June 1, 2005 and not deemed material for purposes of providing pro forma financial information.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, $62.1 million has been allocated to goodwill and $29.4 million to amortizable intangible assets.  Of the $62.1 million of goodwill, approximately $11.2 million is expected to be deductible for tax purposes.  The intangible assets purchased include customer relationships and certain non-compete agreements.  The weighted average useful life of the intangible assets is expected to be approximately 13 years.  Based on preliminary post-closing purchase price adjustments as of September 30, 2005, the Company has a receivable from the Sweet Paper selling shareholders of $2.3 million.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Preliminary Purchase Price Allocation
(dollars in thousands)

Purchase price		$125,206

Allocation of Purchase Price:
Accounts receivable	$(36,636)
Inventories	(35,285)
Other current assets	1,825
Property, plant & equipment	(2,133)
Intangible assets	(29,400)
Total assets acquired		(101,629)

Trade accounts payable	$28,506
Accrued liabilities	2,216
Deferred tax liability	7,763
Total liabilities assumed		38,485
Remaining Amount to Goodwill		$62,062

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

Supplier Allowances

Supplier allowances (fixed and variable) have a significant impact on the Company’s overall gross margin.  Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed above, and increased by estimated supplier allowances and promotional incentives.  These allowances and incentives are estimated on an on going basis and the potential variation between the actual amount of these margin contribution elements and the Company’s estimates of them could be material to its financial results.  Reported results reflect management’s current estimate of such allowances and incentives.  Beginning in the second quarter of 2005, the Company refined its method of estimating interim-period supplier allowances to better reflect allowances earned during the period based on actual inventory purchases.  This refinement in estimate resulted in a $2.1 million pre-tax unfavorable adjustment in supplier allowances, for the nine months ended September 30, 2005, compared with the same period last year.

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

Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations.  Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable.  This allowance adjusts gross trade accounts receivable downward to its estimated collectible, or net realizable value.  To determine the allowance for sales returns, management uses historical trends to estimate future period product returns.  To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s accounts receivable aging.

Inventories

Inventory constituting approximately 82% of total inventory at September 30, 2005 and 88% of total inventory at December 31, 2004, has been valued under the last-in, first-out (“LIFO”) accounting method.  The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $37.6 million and $27.2 million higher than reported at September 30, 2005 and December 31, 2004, respectively.  The percentage and dollar value reduction in inventory valued under the LIFO accounting method over the nine-month period ended September 30, 2005, was primarily the result of additional FIFO valued inventory for the Company’s Lagasse subsidiary as a result of the Sweet Paper acquisition (see Note 1 to the Company’s Condensed Consolidated Financial Statements).  The Company also records inventory reserves for shrinkage and for obsolete, damaged, defective, and slow-moving inventory.  These reserves are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets.  The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease.  During the third quarter of 2005, the Company reclassified properties held for sale with net book value of $5.4 million from property, plant and equipment to other assets.

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

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models.  Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.  Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment.  As of September, 2005, the Company had $30.5 million in net intangible assets consisting primarily of customer relationship and non-compete intangible assets purchased as part of the Sweet Paper acquisition (see Note 1 to the Company’s Condensed Consolidated Financial Statements).  Amortization of intangible assets purchased as part of the Sweet Paper acquisition totaled $0.6 million and $0.8 million for the three and nine month periods ended September 30, 2005, respectively.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, property and general liability and certain employee health benefits.  The Company records expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits.  In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation claims.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$26,116	$26,315	$73,986	$70,723
Add: Stock-based employee compensation expense included in reported net income, net of tax	6	11	35	33
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,064)	(1,760)	(3,392)	(5,800)
Pro forma net income	$25,058	$24,566	$70,629	$64,956

Net income per share - basic:
As reported	$0.79	$0.79	$2.23	$2.11
Pro forma	0.75	0.74	2.13	1.94

Net income per share - diluted:
As reported	$0.77	$0.78	$2.18	$2.08
Pro forma	0.74	0.73	2.08	1.91

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006.

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

3.              Contingencies

As previously reported, the Company was a defendant in two preference avoidance lawsuits filed by USOP Liquidating LLC (“USOP LLC”) in the United States Bankruptcy Court for the District of Delaware.  In the two lawsuits, USOP LLC sought monetary recoveries of $66.3 million for allegedly preferential transfers made to the Company in the 90 days preceding the filing of US Office Products Company’s Chapter 11 bankruptcy petition in 2001.  During the second quarter of 2005, the Company settled all matters related to the two preference avoidance lawsuits.  The Company’s results of operations for the nine months ended September 30, 2005 reflect a pre-tax charge of $2.3 million which was recorded during the second quarter of 2005.

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

During the third quarter of 2005, the Company reversed $0.6 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 and 2001 Restructuring Plans.  The Company negotiated a $0.3 million settlement ceasing, at a reduced rate, all future rent payments on a facility included in both the 2002 and 2001 Restructuring Plans.  In addition, the Company negotiated to receive approximately $0.3 million of future third-party technology services in exchange for certain e-commerce-related investments previously written-down as part of the 2002 Restructuring Plan.

At September 30, 2005, the Company has accrued restructuring costs on its balance sheet of approximately $8.2 million for the remaining exit costs related to the 2002 and 2001 Restructuring Plans.  Net cash payments related to the 2002 and 2001 Restructuring Plans for the three months and nine months ended September 30, 2005 totaled $0.7 million and $1.3 million, respectively. During the same comparable three and nine month periods in 2004, net cash payments related to the 2002 and 2001 Restructuring Plans were $0.5 million and $1.6 million, respectively.

5.     Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004

Net income	$26,116	$26,315	$73,986	$70,723
Unrealized currency translation adjustment	1,032	2,200	1,319	555
Total comprehensive income	$27,148	$28,515	$75,305	$71,278

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$26,116	$26,315	$73,986	$70,723

Denominator:

Denominator for basic earnings per share - weighted average shares	33,195	33,120	33,200	33,518

Effect of dilutive securities:
Employee stock options	728	546	678	535

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	33,923	33,666	33,878	34,053

Net income per share:
Net income per share - basic	$0.79	$0.79	$2.23	$2.11
Net income per share - diluted	$0.77	$0.78	$2.18	$2.08

7.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from the operations of its direct operating subsidiary, USSC, and from borrowings by USSC. The Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (dollars in thousands):

	As of September 30, 2005	As of December 31, 2004
Revolver	$2,000	$11,200
Industrial development bond, maturing in 2011	6,800	6,800
Total	$8,800	$18,000

As of  September 30, 2005 and December 31, 2004, all of the Company’s outstanding debt and receivables sold under the Company’s Receivables Securitization Program (defined below) is priced at variable interest rates.  The Company’s variable rate debt is based primarily on commercial paper rates or one-month London InterBank Offered Rate (“LIBOR”).  Amounts may also be borrowed at the prime interest rate.  The prevailing prime rate was 6.75% at September 30, 2005 and 5.25% at December 31, 2004.  The one-month LIBOR rate as of September 30, 2005 was approximately 3.86%, compared to 2.42% at December 31, 2004.  A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.9 million in interest expense and loss on the sale of accounts receivable, with an opposite impact on cash flows from operations.

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

Effective June 30, 2004, the Company entered into an amendment (the “2004 Amendment”) to the Credit Agreement.  Prior to the 2004 Amendment, the Credit Agreement restricted the ability of each of USI and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to USI to fund certain expenses.  It also limited the amount of USSC distributions to USI to enable USI to repurchase its own shares of common stock.  The 2004 Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company’s consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options.  As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the Credit Agreement, the

2004 Amendment provided the Company an approximate $200 million increase in limits to use for share repurchases, dividends or other permitted distributions.

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

Loans outstanding under the Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) or at USSC’s option, LIBOR (as it may be adjusted for reserves) plus a margin of 0.625% to 1.25% per annum, or a combination thereof.  The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of USI and its consolidated subsidiaries.

Debt maturities under the Credit Agreement as of  September 30, 2005, are as follows (dollars in thousands):

Year	Amount

2005 - 2007	$—
2008	2,000
Later years	—
Total	$2,000

As of  September 30, 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million.   This bond is scheduled to mature in 2011 and carries market-based interest rates.

As of  September 30, 2005 and December 31, 2004, the Company had outstanding standby letters of credit of $15.4 million and $16.4 million, respectively.

Amended Credit Agreement

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the “Amended Agreement”) with PNC Bank, N.A. and U.S. Bank, National Association, as Syndication Agents, KeyBank National Association, as Documentation Agent, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Illinois)), as Agent.   The Amended Agreement modifies an existing Five-Year Revolving Credit Agreement (the “Existing Agreement”) originally entered into on March 21, 2003.

The Amended Agreement provides for a revolving credit facility with an aggregate committed principal amount of $275 million, unchanged from the Existing Credit Agreement.  Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million, a $50 million increase over the Existing Agreement.  Under the Amended Agreement, loans outstanding under the revolving credit facility mature on October 12, 2010.

The Amended Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million.  It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the revolving credit facility provided for in the Amended Agreement.

In addition to the above, the Amended Agreement: reduces the interest rate margin applicable to loans outstanding under the facility; reduces applicable commitment fees; removes the fixed-charge financial loan covenant included in the Existing Agreement; increases the permitted size of the Receivables Securitization by $50 million; and reduces certain constraints on acquisitions.

8.              Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Receivables Securitization Program”).  Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”).  The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust.  The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors.  Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  As of  September 30, 2005, the Company sold $175.0 million of interests in trade accounts receivable, compared with $118.5 million as of December 31, 2004.  Accordingly, trade accounts receivable of $175.0 million as of  September 30, 2005 and $118.5 million as of December 31, 2004 are excluded from the Condensed Consolidated Financial Statements.  As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company.  The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program.  Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates.  The annual interest rate on the certificates issued under the Receivables Securitization Program for the nine month period ended September 30, 2005 ranged between 2.4% and 3.7%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program.  Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $2.0 million and $4.4 million for the three and nine-month periods ended September 30, 2005, respectively.  Losses recognized on the sale of accounts receivable for the three and nine-month periods ended September 30, 2004 were $0.8 million and $2.2 million, respectively.  Proceeds from the collections under this revolving agreement for both the nine months ended September 30, 2005 and 2004 were $2.8 billion and $2.6 billion, respectively.  All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust.  No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors).  The Company’s net retained interest on $373.0 million and $346.3 million of trade receivables in the trust as of September 30, 2005 and December 31, 2004 was $198.0 million and $227.8 million, respectively.  The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum.  In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest.  Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value.  A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations.  Accounts receivable sold to the trust and written off during the third quarter of 2005 were not material.

9.     Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees.  In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents.  For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and nine months ended September 30, 2005 and 2004 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost - benefit earned during the period	$1,429	$1,231	$4,287	$3,693
Interest cost on projected benefit obligation	1,416	1,253	4,248	3,759
Expected return on plan assets	(1,279)	(1,070)	(3,837)	(3,210)
Amortization of prior service cost	53	51	159	153
Amortization of actuarial loss	414	287	1,242	861
Net periodic pension cost	$2,033	$1,752	$6,099	$5,256

	Postretirement Healthcare
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost - benefit earned during the period	$139	$179	$417	$537
Interest cost on projected benefit obligation	97	126	291	378
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial gain	(14)	—	(42)	—
Net periodic postretirement healthcare benefit cost	$222	$305	$666	$915

The Company did not make any cash contributions to its pension plans during the third quarter of 2005.  During the nine month period ended September 30, 2005, the Company made cash contributions of $4.8 million to its pension plans.  During the same nine month period in 2004, the Company made cash contributions to its pension plan $7.8 million. The Company made no cash contributions to its pension during the third quarter of 2004.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees.  The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $0.9 million and $2.8 million for the Company match of employee contributions to the 401(k) Plan during the three and nine month periods ended September 30, 2005, respectively. During the same periods last year, the Company recorded $0.8 million and $2.5 million of expense for the same match.

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

•                  the outcome of, and costs associated with, the defense of legal proceedings against the Company;

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

•                  the Company’s reliance on key customers, the top five of which accounted for approximately 24% of the Company’s net sales in the third quarter of 2005, and the business, credit and other risks inherent in continuing or increased customer concentration;

•                  the Company’s reliance on independent dealers for a significant percentage of its net sales and therefore the continued independence, viability and success of these dealers is important to future sales and earnings growth for the Company;

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

•                  the effects of hurricanes and other natural disasters;

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

•                  Unemployment levels, job creation and office space utilization are directional indicators of business-related spending for business products.  While these indicators have been trending favorably, any significant positive impact on Company performance depends on whether such changes are sustained over a longer period and whether such general trends drive demand for both the products made available by the Company and the value-added services it offers.

•                  The acquisition of Sweet Paper contributed approximately 7% to the consolidated Company’s sales growth of 13.4% over last year’s third quarter.  The combining of the Sweet Paper and Lagasse businesses is progressing as planned.  The acquisition of Sweet Paper was essential to the Company’s strategy for building a national distribution platform for foodservice consumables.

•                  During the third quarter of 2005, the Company incurred approximately $3.1 million of incremental expenses related to Hurricane Katrina.  While the Company believes it is insured for losses (including business interruption) beyond applicable insurance deductibles, claim amounts and probable recoveries are not reasonably determinable at this time.

•                  The Company continues to focus its efforts on improving working capital efficiency.  This focus is contributing to strong cash flow and has resulted in lower levels of debt and other funding sources.

•                  The Company has implemented competitive pricing programs related to many key commodity products.  While this strategy has stimulated sales, it has negatively impacted the Company’s pricing margin rate (invoice price less standard cost) and therefore its gross margin rate as well.  This downward pricing margin pressure has been partially mitigated by the Company’s “war on waste” cost-savings initiatives.

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

•                  Office furniture sales rose nearly 7% in the third quarter of 2005 versus the same period last year.  Industry forecasts for office furniture sales continue to show an improving trend and the Company believes it will benefit from more favorable market conditions.

•                  Management has renewed its emphasis on reducing distribution costs and leveraging the Company’s existing infrastructure.  The Company is reviewing and optimizing its distribution network and stocking strategies, and it is improving productivity to promote overall supply chain efficiencies.

•     The Company continues to invest in its future.  In August, two projects were announced that will require significant capital and expense investments in the near term.  First, the Company is investing in a major information technology initiative called Project Vision which is expected to enhance competitive advantages for the Company and its customers.  The investment in Project Vision is currently estimated at approximately $22 million ($8 million in 2005 and $14 million in 2006) in operating expense and $37 million ($13 million in 2005 and $24 million in 2006) in capitalized system costs over the next two years.  The second major initiative is the relocation of the Company’s corporate headquarters.  The company will record rent expense associated with the lease, including base rent, rent escalations and landlord allowances on a straight-line basis over the 11-year term of the lease at an expected rate of $2.4 million (pre-tax) annually. In addition, the company expects to incur approximately $16 million in incremental capital expenditures during 2005 and 2006, which includes $7.1 million of landlord allowances.  The Company is actively marketing its existing owned corporate headquarters located in Des Plaines, Illinois.  The existing corporate headquarters will be utilized until the new building is ready for occupancy.  In addition, as part of the relocation of its corporate headquarters, the Company expects to exit certain leased facilities currently being utilized as additional corporate office space.

Overview of Recent Results

Sales per selling day for the fourth quarter to-date are up approximately 3.6% compared to the same period last year.  The prior year results included approximately $14.7 million in inventory investment purchases by customers during the first two weeks of the fourth quarter.

Acquisition of Sweet Paper

On May 31, 2005, the Company’s Lagasse, Inc. (“Lagasse”) subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Sales Corp. and substantially all of the assets of four affiliates of Sweet Paper Sales Group, Inc.  (collectively, “Sweet Paper”), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $125.2 million, including $2.2 million in transaction costs.   The acquisition will enable the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts.  The purchase price was financed through the Company’s Receivables Securitization Program and is subject to post-closing adjustments.  The Company’s Condensed Consolidated Financial Statements include Sweet Paper’s results of operations from June 1, 2005.  The Company believes that the acquisition of Sweet Paper should be accretive to diluted earnings per share in 2005 and accretive by $0.10 to $0.15 per diluted share for the 2006 calendar year.  The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, $62.1 million has been allocated to goodwill and $29.4 million to amortizable intangible assets.  Of the $62.1 million of goodwill, approximately $11.2 million is expected to be deductible for tax purposes.  The intangible assets purchased include customer relationships and certain non-compete agreements.  The weighted average useful life of the intangible assets is approximately 13 years and is expected to result in annual amortization expense of $2.4 million.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

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

Stock Repurchase Program

On July 22, 2004, the USI’s Board of Directors approved a share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of USI’s common stock.  Purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.  During the nine month period ended September 30, 2005, the Company repurchased 1,047,546 shares at an aggregate cost of $48.4 million, of which 319,300 shares at a cost of $14.8 million were purchased under the Company’s 10b-5 plan.  As of September 30, 2005, the Company had $37.6 million available under the authorization.

In October 2005, USI’s Board of Directors approved a new share repurchase program authorizing the Company to purchase $75 million of USI’s common stock.  Accordingly, as of October 12, 2005, the Company has a combined total of $102.4 million available under outstanding authorizations.

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

Supplier Allowances

Supplier allowances (fixed and variable) have a significant impact on the Company’s overall gross margin.  Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed in Note 2 to the Company’s Condensed Consolidated Financial Statements, and increased by estimated supplier allowances and promotional incentives.  These allowances and incentives are estimated on an on going basis and the potential variation between the actual amount of these margin contribution elements and the Company’s estimates of them could be material to its financial results.  Reported results reflect management’s current estimate of such allowances and incentives.  Beginning in the second quarter of 2005, the Company refined its method of estimating interim-period supplier allowances to better reflect allowances earned during the period based on actual inventory purchases.  This refinement in estimate resulted in a $2.1 million pre-tax unfavorable adjustment in supplier allowances for the nine months ended September 30, 2005, compared with the same period last year.

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

Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations.  Management estimates an allowance for doubtful accounts.  This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value.  To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process.  First, a set of general allowance percentages are applied to accounts receivables generated as a result of sales.  These percentages are based on historical trends for customer write-offs.  Periodically, management reviews these allowance percentages, adjusting for current information and trends.  Second, management reviews specific customers accounts receivable balances and specific customer circumstances to determine whether a further allowance is necessary.  As part of this specific-customer analysis, management considers items such as bankruptcy filings, litigation, government investigations, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, property and general liability and certain employee health benefits.  The Company records expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits.  In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation claims.

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

Inventories

Inventory constituting approximately 82% of total inventory at September 30, 2005 and 88% of total inventory at December 31, 2004, has been valued under the last-in, first-out (“LIFO”) accounting method.  The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market.  If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $37.6 million and $27.2 million higher than reported at September 30, 2005 and December 31, 2004, respectively.  The percentage and dollar value reduction in inventory valued under the LIFO accounting method over the nine-month period ended September 30, 2005, was primarily the result of additional FIFO valued inventory for the Company’s Lagasse subsidiary as a result of the Sweet Paper acquisition (see “Acquisition of Sweet Paper” caption above).  The Company also records inventory reserves for shrinkage and for obsolete, damaged, defective, and slow-moving inventory.  These reserves are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Selected Comparative Results for the Three Months and Nine Months Ended September 30, 2005 and 2004

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.7	85.1	85.6	85.1
Gross margin	14.3	14.9	14.4	14.9

Operating expenses
Warehousing, marketing and administrative expenses	10.5	10.5	10.6	10.8
Restructuring and other charges (reversal)	—	—	—	—
Total operating expenses	10.5	10.5	10.6	10.8

Income from operations	3.8	4.4	3.8	4.1

Interest expense, net	—	0.1	0.1	0.1
Other expense, net	0.2	0.1	0.1	0.1

Income before income taxes	3.6	4.2	3.6	3.9

Income tax expense	1.4	1.6	1.4	1.5
Net income	2.2%	2.6%	2.2%	2.4%

Results of Operations—Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

Net Sales.  Net sales for the three months ended September 30, 2005 were $1.17 billion, up 13.4% compared with sales of $1.03 billion for the same three-month period of 2004.  Net sales for the three months ended September 30, 2005 included an incremental $69.8 million in Sweet Paper sales (see “Acquisition of Sweet Paper” above), which contributed 7% to the Company’s sales growth rate.  The following table summarizes net sales by product category for the three months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,
	2005	2004
Technology products	$467	$450
Traditional office supplies	328	304
Janitorial and sanitation supplies	213	124
Office furniture	142	133
Other	16	18
Total net sales	$1,166	$1,029

Note: To conform with current year presentation, reclassifications between product categories were made to the 2004 presentation.  The reclassifications did not impact total net sales.

Sales in the technology products category grew nearly 4% in the third quarter of 2005 compared to the same prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 40%).  Sales in this category benefited from continued Company initiatives, including those supporting the Company’s position as a “single source” for delivery of office products and technology products together, competitive pricing and new approaches to marketing products.

Traditional office supplies represented approximately 28% of the Company’s consolidated net sales in the third quarter of 2005.  Sales of traditional office supplies grew nearly 8% versus the third quarter of 2004.  The growth in this category was driven by higher cut-sheet paper sales and various other initiatives within this category.

Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising nearly 71% compared to the prior year three-month period and this category accounted for approximately 18% of the Company’s consolidated net sales for the third quarter of 2005.  Growth in this category was primarily due to additional sales resulting from the Sweet Paper acquisition (see “Acquisition of Sweet Paper” caption above) and continued growth with large distributors the Company serves.

Office furniture sales in the third quarter of 2005 increased nearly 7% compared to the same three-month period in 2004.  Office furniture accounted for 12% of the Company’s consolidated net sales during the third quarter of 2005. This category continues to benefit from positive economic trends, including reductions in white-collar unemployment and increases in office space occupancy.  In addition, sales during the third quarter of 2005 were positively impacted through more competitive pricing and focusing resources on serving key markets within this category.

The remaining 2% of the Company’s consolidated net sales for the third quarter of 2005 came from freight and advertising revenue and remained consistent with the same period last year.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the three months ended September 30, 2005 was $166.9 million, compared to $152.8 million in the prior year period.  The increase in gross profit is primarily due to higher net sales.

The gross margin rate (gross profit as a percentage of net sales) for the third quarter of 2005 was 14.3%, compared to 14.9% in the same period last year.  The gross margin rate was unfavorably impacted by the decline in pricing margin (invoice price less standard cost) within the Company’s USSC subsidiary resulting from competitive pricing programs implemented late last year.  However, this was offset by the higher pricing margin of Sweet Paper.  As a result, the Company’s pricing margin rate for the third quarter of 2005 increased approximately 0.2 percentage points compared to the third quarter of 2004.  The gross margin rate for the third quarter of 2005 was adversely impacted by lower levels of buy-side inflation of 0.3 percentage points.  Buy-side inflation represents the benefit the Company derives from selling through inventory purchased in advance of manufacturers’ price increases.  In addition, the Company experienced a 0.2 percentage point reduction in its gross margin rate as a result of lower levels of purchase discounts due primarily to the timing of payments to suppliers and improvements in working capital efficiency.  Finally, higher fuel costs negatively impacted the Company’s gross margin rate by a 0.1 percentage point.

Gross margin for the third quarter of 2004 included an unfavorable adjustment of $4.3 million, or 0.4% of net sales, related to a review of the Company’s Canadian Division (see “Review of Canadian Division” caption above).  In addition, the Company recorded a favorable adjustment to gross margin of $2.4 million, or 0.2% of net sales, identified as a result of a review of historical vendor program terms at the Company’s USSC subsidiary.

Operating Expenses.  Operating expenses for the three months ended September  30, 2005 totaled $122.0 million, or 10.5% of sales, compared with $108.2 million, or 10.5% of sales, in the same three-month period last year.  The Company maintained its operating expense ratio on higher sales, while incurring approximately $2.5 million in incremental expenses, including higher customer-specific bad debt reserves and incremental travel, salaries and other operating costs, associated with Hurricane Katrina, during the third quarter of 2005.  In addition, the Company incurred operating expenses of $2.7 million related to Project Vision (described above) and approximately $0.8 million in incremental non-recurring costs associated with opening the Company’s Cranbury, New Jersey distribution center.  Operating expenses for the third quarter of 2005 benefited from a $0.6 million reversal of restructuring and other charges recorded as a result of events impacting previous assumptions used to calculate future obligations associated with the 2002 and 2001 Restructuring Plans and contracted future technology services in exchange for certain e-commerce-related investments previously written-down as part of the 2002 Restructuring Plan.  In addition, operating expenses associated with Sweet Paper totaled approximately $7.0 million for the third quarter of 2005.

Income from Operations.  Income from operations for the third quarter of 2005 was $44.9 million, compared with $44.6 million in the same period last year.  Income from operations for the third quarter of 2005 included a $1.5 million pre-tax operating loss related to the Company’s Canadian division.

Interest Expense, net.  Net interest expense for the third quarter totaled $0.6 million, compared with $0.7 million from the same period last year.

Other Expense, net.  Net other expense for the three months ended September 30, 2005 totaled $2.0 million compared with $1.0 million for the same three-month period last year.  Net other expense for the three months ended September 30, 2005 includes $2.0 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below).  Net other expense for the three months ended September 30, 2004 includes $0.8 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program and a $0.2 million loss from the disposition of property, plant and equipment.  The 2005 increase in expense related to the sale of accounts receivable is primarily related to the financing of the Sweet Paper acquisition, which closed on May 31, 2005.

Income Taxes.  Income tax expense totaled $16.1 million for the three months ended September 30, 2005, compared with $16.6 million during the same three-month period of 2004.  The Company’s effective tax rate for the third quarter of 2005 was 38.2%, compared with 38.7% for the third quarter of 2004.  This decrease is a result of the projected annual pre-tax earnings and the mix of those earnings among states and legal entities, as well as changes to state tax rates.

Net Income.  Net income for the three months ended September 30, 2005 totaled $26.1 million, or $0.77 per diluted share, compared with net income of $26.3 million, or $0.78 per diluted share for the same three month period in 2004.

Results of Operations—Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

Net Sales.  Net sales for the nine months ended September 30, 2005 were $3.31 billion, up 10.8% compared with sales of $2.98 billion for the same nine-month period of 2004.  Net sales for the nine months ended September 30, 2005 included approximately $94.1 million related to the Sweet Paper acquisition (see “Acquisition of Sweet Paper” above).  The following table summarizes net sales by product category for nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended September 30,
	2005	2004
Technology products	$1,398	$1,317
Traditional office supplies	950	891
Janitorial and sanitation supplies	500	355
Office furniture	397	356
Other	61	64
Total net sales	$3,306	$2,983

Note: To conform with current year presentation, reclassifications between product categories were made to the 2004 presentation.  The reclassifications did not impact total net sales.

Sales in the technology products category grew over 6% in the nine month period ended September 30, 2005 compared to the prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 42%).  Traditional office supplies represented approximately 29% of the Company’s consolidated net sales for the nine month period ended September 30, 2005.  Sales of traditional office supplies during the nine month period ended September 30, 2005 grew nearly 7% versus the same nine month period of 2004.  Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising nearly 41% compared to the prior year nine-month period and this category accounted for over 15% of the Company’s nine months ended September 30, 2005 consolidated net sales.  Growth in this sector was primarily due to additional sales as a result of the Sweet Paper acquisition (see “Acquisition of Sweet Paper” caption above) and continued growth with large distributors the Company serves.  Office furniture sales in the nine month period ended September 30, 2005 increased over 11% compared to the same nine-month period in 2004.  Office furniture accounted for nearly 12% of the Company’s consolidated net sales during the nine month period ended September 30, 2005.  The remaining 2% of the Company’s consolidated net sales for the nine month period ended September 30, 2005 came from freight and advertising revenue and remained consistent with the prior nine-month period of 2004.   See “Net Sales” under “Results of operations – Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004” for further description of these trends.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the nine months ended September 30, 2005 was $474.8 million, compared to $443.1 million in the prior year period.  The increase in gross profit is primarily due to higher net sales.  The gross margin rate (gross profit as a percentage of net sales) for the nine months ended September 30, 2005 was 14.4%, compared to 14.9% in the same period last year.  See “Gross Profit and Gross Margin Rate” under “Results of operations – Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004” for further description of these trends.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2005 were $348.9 million, compared with $323.4 million in the same nine-month period last year.  While operating expense dollars were up, leveraging fixed costs on a higher sales base and the partial reversal of a reserve related to retirement benefits for certain former officers of the Company, allowed the Company to reduce its operating expenses to 10.6% of net sales, compared with 10.8% of net sales.  The favorable operating expense ratio was achieved while incurring incremental costs of $2.3 million related to the settlement of two USOP preference avoidance lawsuits and an incremental $6.8 million in professional fees related to: Project Vision; accelerated efforts in global sourcing; and the review and investigation of the Company’s Canadian division.  In addition, operating expenses associated with Sweet Paper totaled approximately $9.3 million for the nine months.  See “Operating Expenses” under “Results of operations – Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004” for further description of other trends impacting operating expenses.

Income from Operations.  Income from operations for the nine-month period ended September 30, 2005 was $125.9 million,

compared with $119.7 million in the same nine-month period last year.  Income from operations for the nine month period ended September 30, 2005 included a $4.8 million pre-tax operating loss related to the Company’s Canadian division.

Interest Expense, net.  Net interest expense for the nine month period ended September 30, 2005 totaled $1.8 million, compared with the $2.0 million for the nine month period ended September 30, 2004.

Other Expense, net.  Net other expense for the nine months ended September 30, 2005 totaled $4.6 million compared with $2.4 million for the same nine-month period last year.  Net other expense for the nine months ended September 30, 2005 includes $4.4 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below) and a $0.2 million loss on the disposition of property, plant and equipment.  Net other expense for the nine months ended September 30, 2004 includes $2.2 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program, a $0.3 million related to the write-down of certain assets held for sale, offset by a gain of $0.2 million from the disposition of property, plant and equipment.

Income Taxes.  Income tax expense totaled $45.4 million in the  nine-month ended September 30, 2005, compared with $44.6 million during the same period of 2004.  The Company’s effective tax rate for the nine months of  2005 was 38.0%, compared with 38.7% in the same period of 2004.  This decrease is a result of the projected annual pre-tax earnings and the mix of those earnings among states and legal entities, as well as changes to state tax rates.

Net Income.  Net income for the nine months ended September 30, 2005 totaled $74.0 million, or $2.18 per diluted share, compared with net income of $70.7 million, or $2.08 per diluted share, for the same period in 2004.

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

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below)  consisted of the following amounts (in thousands):

	As of September 30, 2005	As of December 31, 2004
Revolver	$2,000	$11,200
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Other long-term debt	—	—
Debt under GAAP	8,800	18,000
Accounts receivable sold(1)	175,000	118,500
Adjusted debt	183,800	136,500
Stockholders' equity	768,708	731,203
Total capitalization	$952,508	$867,703

Adjusted debt-to-total capitalization ratio	19.3%	15.7%

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

In accordance with GAAP, total debt outstanding at September 30, 2005 declined by $9.2 million to $8.8 million from the balance at

December 31, 2004.  This resulted from a reduction in borrowings under the Company’s Revolving Credit Facility.  Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of  September 30, 2005 increased by $47.3 million from the balance at December 31, 2004.  At September 30, 2005, the Company’s adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company’s Receivables Securitization Program as debt) was 19.3%, compared to 15.7% at December 31, 2004.

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

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing.  Financing available from debt and the sale of accounts receivable as of September 30, 2005, is summarized below (in millions):

Availability

Maximum financing available under:
Revolver	$275.0
Receivables Securitization Program	225.0
Industrial Development Bond	6.8
Maximum financing available		$506.8

Amounts utilized:
Revolver and other debt sources	2.0
Receivables Securitization Program	175.0
Outstanding letters of credit	15.4
Industrial Development Bond	6.8
Total financing utilized		199.2
Available financing, before restrictions		307.6
Restrictive covenant limitation		—
Available financing at September 30, 2005		$307.6

Restrictive covenants, most notably the leverage ratio covenant, under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below.  As of September 30, 2005, the leverage ratio covenant in the Company’s Credit Agreement did not impact the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

As previously announced, the Company’s subsidiary, USSC, entered into an 11-year commercial lease (the “Lease”) for approximately 205,000 square feet of office space located at One Parkway North in Deerfield, Illinois. The office space will serve as the Company’s corporate headquarters.  Contractual obligations in the form of future operating lease payments associated with the Lease will total approximately $29.1 million over the next 11 years.

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

Effective June 30, 2004, the Company entered into an amendment (the “Amendment”) to the Credit Agreement.  Prior to the Amendment, the Credit Agreement restricted the ability of each of USI and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to USI to fund certain expenses.  It also limited the amount of USSC distributions to USI to enable USI to repurchase its own shares of common stock.  The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company’s consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options.  As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the Credit Agreement, the Amendment provided the Company an approximate $200 million increase in limits to use for share repurchases, dividends or other permitted distributions.

The Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million.  It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time.  These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility.  The revolving credit facility was set to mature on March 21, 2008.

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

Loans outstanding under the Credit Agreement bear interest at a floating rate (based on the higher of either the prime rate or the federal funds rate plus 0.50%) plus a margin of 0% to 0.75% per annum, or at USSC’s option, LIBOR (as it may be adjusted for reserves) plus a newly amended margin of 0.625% to 1.25% per annum, or a combination thereof.  The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of USI and its consolidated subsidiaries.  Applicable margins are up to 0.75% and 2.25%.

Debt maturities under the Credit Agreement as of September 30, 2005, are as follows (in thousands):

Year	Amount

2005 - 2007	$—
2008	2,000
Later years	—
Total	$2,000

As of  September 30, 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million.   This bond is scheduled to mature in 2011 and carries market-based interest rates.

As of  September 30, 2005 and December 31, 2004, the Company had outstanding standby letters of credit of $15.4 million and $16.4 million, respectively.

Amended Credit Agreement

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the “Amended Agreement”) with PNC Bank, N.A. and U.S. Bank, National Association, as Syndication Agents, KeyBank National Association, as Documentation Agent, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Illinois)), as Agent.   The Amended Agreement modifies an existing Five-Year Revolving Credit Agreement (the “Existing Agreement”) originally entered into on March 21, 2003.

The Amended Agreement provides for a revolving credit facility with an aggregate committed principal amount of $275 million, unchanged from the Existing Credit Agreement.  Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million, a $50 million increase over the Existing Agreement.  Under the Amended Agreement, loans outstanding under the revolving credit facility mature on October 12, 2010.

The Amended Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million.  It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time.  These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the revolving credit facility provided for in the Amended Agreement.

In addition to the above, the Amended Agreement: reduces the interest rate margin applicable to loans outstanding under the facility; reduces applicable commitment fees; removes the fixed-charge financial loan covenant included in the Existing Agreement; increases the permitted size of the Receivables Securitization by $50 million; and reduces certain constraints on acquisitions.

Off-Balance Sheet Arrangements—Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Receivables Securitization Program”).  Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”).  The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust.  The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors.  Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  As of  September 30, 2005, the Company sold $175.0 million of interests in trade accounts receivable, compared with $118.5 million as of December 31, 2004.  Accordingly, trade accounts receivable of $175.0 million as of  September 30, 2005 and $118.5 million as of December 31, 2004 are excluded from the Condensed Consolidated Financial Statements.  As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company.  The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program.  Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates.  The annual interest rate on the certificates issued under the Receivables Securitization Program for the nine month period ended  September 30, 2005 ranged between 2.4% and 3.7%. In addition to the interest on the certificates, the Company pays certain fees related to the program.  Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $2.0 million and $4.4 million for the three and nine-month periods ended September 30, 2005, respectively.  Losses recognized on the sale of accounts receivable for the three and nine-month periods ended September 30, 2004 were $0.8 million and $2.2 million, respectively.  Proceeds from the collections under this revolving agreement for both the nine months ended September 30, 2005 and 2004 were $2.8 billion and $2.6 billion, respectively.  All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust.  No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors).  The Company’s net retained interest on $373.0 million and $346.3 million of trade receivables in the trust as of September 30, 2005 and December 31, 2004 was $198.0 million and $227.8 million, respectively.  The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum.  In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest.  Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value.  A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations.  Accounts receivable sold to the trust and written off during the third quarter of 2005 were not material.

Cash Flow

Cash flows for the Company for the nine months ended September 30, 2005 and 2004 are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2005	2004

Net cash provided by operating activities	$188,275	$42,919
Net cash used in investing activities	(145,363)	(689)
Net cash used in financing activities	(43,179)	(38,395)

Cash Flow From Operations

The Company’s cash from operations was generated primarily from increased net income and improvements in working capital.  Net cash provided by operating activities for the nine months ended September 30, 2005 totaled $188.3 million, compared with $42.9 million in the same nine-month period of 2004.  The increase in 2005 cash flow from operations compared with the prior year nine-month period was primarily the result of a $62.7 million decline in inventory and an increase in accounts receivable sold under the Receivables Securitization Program.  The increase in accounts receivable sold was the result of financing the acquisition of Sweet Paper (see caption “Acquisition of Sweet Paper” above) through the Company’s Receivable Securitization Program.

Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations.  The Receivables Securitization Program is the Company’s primary financing mechanism.

The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold.  Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the nine months ended September 30, 2005 and 2004 is provided below as an additional liquidity measure (in millions):

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net cash provided by operating activities	$188.3	$42.9
Excluding the change in accounts receivable sold	(56.5)	43.5
Net cash provided by operating activities excluding the effects of receivables sold	$131.8	$86.4

Cash Flows From Financing Activities:
Net cash used in financing activities	$(43.2)	$(38.4)
Including the change in accounts receivable sold	56.5	(43.5)
Net cash used in financing activities including the effects of receivables sold	$13.3	$(81.9)

Cash Flow From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 was $145.4 million, compared to $0.7 million for the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, the Company used cash for investing activities to acquire Sweet Paper for $125.2 million, subject to post-closing adjustments (see caption “Acquisition of Sweet Paper” above) and net capital expenditures for ongoing operations of $20.2 million.  For the nine months ended September 30, 2004, the exclusive use of cash for investing activities was for net capital expenditures for ongoing operations.

Funding for gross capital expenditures for the nine months ended September 30, 2005 and 2004 totaled $20.2 million and $10.7 million, respectively.  Proceeds from the disposition of property, plant and equipment for the nine month period ended September 30, 2005 were nominal, compared to proceeds of $10.0 million for the same nine month period of 2004.  The proceeds for the nine month period ended September 30, 2004 included $9.6 million for the sale of certain distribution centers.  Net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) were $20.2 million for the nine month period ended September 30, 2005, compared with $10.7 million for the same nine month period in 2004.  Capitalized software costs for the nine month period ended September 30, 2005 and 2004 totaled $14.5 million and $2.2 million, respectively.  As a result, net capital spending (net capital expenditures plus capitalized software costs) totaled $34.7 million in the nine month period ended September 30, 2005, compared to $2.9 million in the same nine month period of 2004.  Net capital spending for the nine month period ended September 30, 2005 includes $9.0 million in capital expenditures related to Project Vision.  The Company expects net capital spending for 2005 to be approximately $47 million, including substantial investments in IT systems and infrastructure.

Net capital spending is provided as an additional measure of investing activities.  The most directly comparable financial measure calculated and presented in accordance with GAAP is capital expenditures (as defined).  Under GAAP, capital expenditures are required to be included on the cash flow statement under the caption “Net Cash Used in Investing Activities.”  The Company’s accounting policy is to include capitalized software (system costs) in “Other Assets.”  GAAP requires that “Other Assets” be included on the cash flow statements under the caption “Net Cash Provided by Operating Activities.”  Internally, the Company measures cash provided by or used under the caption “Net Cash Used in Investing Activities” including capitalized software.  A reconciliation of net capital spending to capital expenditures is provided as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Forecast Year Ending
	2005	2004	2005	2004	2005
Net Capital Spending
Net cash used in investing activities	$7,111	$4,358	$145,363	$689	NA
Acquisitions	—	—	(125,206)	—	NA
Net cash used in investing activities before the impact of acquisitions	$7,111	$4,358	$20,157	$689	NA

Capital expenditures	$7,111	$4,360	$20,179	$10,658	NA
Proceeds from the disposition of property, plant and equipment	—	(2)	(22)	(9,969)	NA
Net cash used in investing activities before the impact of acquisitions	7,111	4,358	20,157	689	NA
Capitalized Software	6,076	561	14,509	2,184	NA
Net capital spending	$13,187	$4,919	$34,666	$2,873	$47,000

Cash Flow From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2005 totaled $43.2 million, compared with $38.4 million in the prior year period.  Net cash provided by financing activities for the nine month period ended September 30, 2005 includes $48.4 million in repurchases of the Company’s common stock (see caption in Note 1, “Basis of Presentation-Common Stock Repurchase,” to the Company’s Condensed Consolidated Financial Statements), a $9.2 million reduction in borrowings under the Company’s Revolving Credit Facility and $2.4 million in payments of employee withholding tax on stock option exercises, offset by $16.8 million in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans.  Net cash used in financing activities during the nine month period ended September 30, 2004 included $40.9 million for repurchases of the Company’s common stock,  $3.0 million in net payments under the Company’s Revolving Credit Facility, $1.0 million in payments of employee withholding tax on stock option exercises, offset by $6.5 million in proceeds from issuance of treasury stock.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company’s exposure to interest rate risks is principally limited to the Company’s outstanding long-term debt at September 30, 2005 of $8.8 million, $175.0 million of receivables sold under the Receivables Securitization Program and the Company’s $198.0 million retained interest in the trust (as defined above).

At September 30, 2005, all of the Company’s outstanding debt is priced at variable interest rates.  The Company’s variable rate debt is based primarily on commercial paper rates or one-month London InterBank Offered Rate (“LIBOR”).  Amounts may also be borrowed at the prime interest rate.  The prevailing prime interest rate was 6.75% at September 30, 2005 and the one-month LIBOR rate as of September 30, 2005 was approximately 3.86%.  A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.9 million in interest expense and loss on the sale of accounts receivable, with an opposite impact on cash flows from operations.

The Company’s retained interest in the trust (defined above) is also subject to interest rate risk.  The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model that includes an assumed discount rate of 5% per annum and an average collection cycle of approximately 40 days.  Based on the assumed discount rate and short average collection cycle, the retained interest is recorded at book value, which approximates fair value.  Accordingly, a 50 basis point movement in interest rates would not result in a material impact on the Company’s results of operations.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange rate risk is limited principally to the Mexican Peso and the Canadian Dollar, as well as product purchases from Asian countries valued and paid in U.S. dollars.

Many of the products the Company sells in Mexico and Canada are purchased in U.S. dollars, while the sale is invoiced in the local currency.  The Company’s foreign currency exchange rate risk is not material to its financial position, results of operations or cash flows.  The Company has not previously hedged these transactions, but it may enter into such hedge transactions in the future.

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

Based on this evaluation, and subject to the inherent limitations noted below in this Item 4, the Company’s management (including its CEO and CFO) concluded that, as of September 30, 2005, the Company’s Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

During the third quarter of 2005, the Company completed its testing of remedial measures and improvements to strengthen its internal controls with respect to its Canadian Division to address a previously disclosed internal control deficiency relating to receivables from suppliers for various supplier allowance programs, recording inventory obsolescence reserves, accounts payable, customer rebates and accounting for foreign currencies.  Management has determined, and in the third quarter of 2005 reported to the Audit Committee, that the remedial measures and improvements at the Canadian Division no longer constitute a significant deficiency as of September 30, 2005,  under applicable standards established by the Public Company Accounting Oversight Board (“PCAOB”).

In addition, during the third quarter of 2005 the Company completed its testing of remedial measures and improvements to strengthen its internal controls to address a previously disclosed significant deficiency related to the Company’s use, primarily with respect to certain private label products, of blended allowance percentages rather than the respective allowance percentages applicable to individual products under the terms of the relevant supplier agreements, as well as its use in certain cases of allowance percentages that were not based on the most recent supplier agreements.  The Company’s management has determined, and in the third quarter of 2005 reported to the Audit Committee, that the remedial measures and improvements related to the accounting for supplier allowances no longer constitute a significant deficiency as of  September 30, 2005, under applicable PCAOB standards.

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

As previously disclosed, the staff of the SEC is conducting an informal inquiry regarding the Company in connection with its Azerty United Canada division and related financial reporting matters. The staff has asked the Company provide on a voluntary basis certain information regarding the Company’s investigation of the Canadian Division, which was completed in February 2005, and any related issues concerning its domestic operations. The Company intends to continue to cooperate with the SEC in this inquiry and  is unable to predict its ultimate scope or outcome.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the third quarter of 2005:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
8/1/2005 - 8/31/2005	210,800	$46.29	210,800	$76,203,115
9/1/2005 - 9/30/2005	836,746	46.15	836,746	37,584,824
Total	1,047,546	$46.18	1,047,546

(1)       The Company announced on July 22, 2004, the Company’s Board of Directors authorized a new share repurchase program allowing the Company to purchase up to an additional $100 million of the Company’s common stock.

(2)      All share purchases were executed under the Company’s stock purchase authorization. In September 2005, the Company adopted a 10b-5 plan.

(3)      On October 27, 2005, the Company announced that its Board of Directors authorized a new $75 million share repurchase program.

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

3.1

Second Restated Certificate of Incorporation of United, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the “2001 Form 10-K”)

3.2

Amended and Restated Bylaws of United, dated as of January 28, 2004 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2004 (the “2002 Form 10-K”)

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A. and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

4.3

Credit Agreement, dated as of March 21, 2004, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the “Lenders” and Bank One, NA, as administrative agent (Exhibit 4.8 to the 2002 Form 10-K)

4.4

Pledge and Security Agreement, dated as of March 21, 2004, by and between USSC as borrower, United, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively, the “Initial Guarantors”, and Bank One, NA, as agent for the Lenders (Exhibit 4.9 to the 2002 Form 10-K)

4.5	Guaranty, dated as of March 21, 2004, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)

4.6

Amendment to Credit Agreement, dated as of June 30, 2004, among USSC as borrower, United as a credit party, the lenders from time to time thereunder (the “Lenders” and Bank One, NA, as administrative agent (Exhibit 4.6 to the Company’s Form 10-Q for the Quarter ended June 30, 2004, filed on August 6, 2004)

10.1*

Amended and Restated Five-Year Revolving Credit Agreement, dated as of October 12, 2005, by and among United, as a credit party, USSC, as borrower and PNC Bank, N.A. and U.S. Bank, National Association, as Syndication Agents, KeyBank National Association, as Documentation Agent, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Illinois)), as Agent.

10.2	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company’s Form 10-Q for the Quarter ended June 30, 2005 filed on August 9, 2005).

10.3	Summary of Board Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005).**

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of October 28, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of October 28, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of October 28, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -  Filed herewith

** - Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: October 28, 2005	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)