Form 10-K
period 2005-12-31
UNITED STATIONERS INC
filed 2006-03-06
CIK 355999

Use these links to rapidly review the document
TABLE OF CONTENTS

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, $0.10 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2005 was approximately $1,601,566,779.

On February 23, 2006, United Stationers Inc. had 31,585,207 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2006 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.
FORM 10-K
For The Year Ended December 31, 2005

PART I

ITEM 1. BUSINESS.

General

United Stationers Inc. is North America's largest broad line wholesale distributor of business products, with consolidated net sales of approximately $4.4 billion. The company's network of 68 distribution centers allows it to offer nearly 50,000 items to its approximately 20,000 reseller customers. This network, combined with United's depth and breadth of inventory in technology products, traditional business products, office furniture, janitorial and sanitation products, and foodservice consumables, enables the company to ship products on an overnight basis to more than 90% of the U.S. and major cities in Canada and Mexico.

Except where the context otherwise requires, the terms "United" and the "Company" refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. (USI), was incorporated in 1981 in the State of Delaware. USI's only direct wholly owned subsidiary—and its principal operating company—is United Stationers Supply Co. (USSC), incorporated in 1922 in the State of Illinois. USSC sells traditional business products, as well as technology products through its Azerty marketing division and janitorial and sanitation products through its Lagasse, Inc. subsidiary.

Products

United distributes approximately 50,000 stockkeeping units ("SKUs") that are divided into these categories:

Technology Products.    The Company is a leading wholesale distributor of computer supplies and peripherals in North America. It offers approximately 12,000 items—such as printer cartridges, data storage, computer accessories and computer hardware items such as printers and other peripherals—to value-added computer resellers, office products dealers, drug stores and grocery chains. Technology products generated approximately 42% of the Company's 2005 consolidated net sales.

Traditional Office Products.    United is one of the largest national wholesale distributors of a broad range of office supplies. The Company carries approximately 20,000 brand-name and private label products—such as shredders, presentation products, writing instruments, paper products, organizers, calendars and general office accessories. These products accounted for approximately 29% of 2005 net sales.

Janitorial/Sanitation Products.    The Company is a leading wholesaler of janitorial and sanitation supplies throughout the U.S. It offers about 12,000 items in these subcategories: janitorial and sanitation supplies, foodservice consumables, safety and security items, and paper and packaging supplies. The janitorial/sanitation product category contributed approximately 16% of the latest year's net sales.

Office Furniture.    United is one of the largest office furniture wholesalers in North America. It provides more than 4,500 items—such as educational furniture, vertical and lateral file cabinets, leather chairs, wooden and steel desks and computer furniture—from approximately 60 manufacturers. This product category represented approximately 12% of net sales for the year.

The remaining 1% of the Company's consolidated net sales came from freight and advertising revenue.

For more information on sales by product category, as well as sales and assets attributable to domestic and international locations where the Company conducts business, see Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Customers

United serves a diverse group of over 20,000 customers. They include independent office products dealers and contract stationers, national mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, and e-commerce merchants. No single customer accounted for more than 7.5% of 2005 consolidated net sales.

Independent resellers accounted for nearly 80% of consolidated net sales in 2005. The Company provides these customers with specialized services designed to help them market their products and services while improving operating efficiencies and reducing costs.

Marketing and Customer Support

United's customers can purchase the majority of the products it distributes at similar prices from many other sources. As a matter of fact, most reseller customers purchase their products from more than one source, frequently using "first call" and "second call" distributors. A "first call" distributor typically is a reseller's primary wholesaler. A reseller's "first call" distributor has the first opportunity to fill an order. If the "first call" distributor cannot fill an order, or do so on a timely basis, the reseller will rely on its "second call" distributor.

To differentiate itself from the competition, United's marketing efforts focus on providing value-added services to resellers:

  •
  A broad line of products for one-stop shopping;

  •
  High levels of products in stock, with an average line fill rate greater than 97% in 2005;

  •
  Efficient order processing, resulting in a 99.5% order accuracy rate in 2005;

  •
  High-quality customer service from several state-of-the-art call centers;

  •
  National distribution capabilities that enable same-day or overnight delivery to more than 90% of the U.S. and major metropolitan areas in Canada and Mexico, providing a 99% on-time delivery rate in 2005;

  •
  Training programs designed to help resellers improve their operations; and

  •
  End-consumer research to help resellers better understand their market.

United's marketing programs emphasize two other major strategies. First, the Company produces an extensive array of catalogs for commercial dealers, contract stationers and retail dealers. These catalogs usually are custom printed with each reseller's name, then sold to the resellers who, in turn, distribute them to their customers. The Company markets its product offering through its General Line catalogs (available in both print and electronic versions) and specialty catalogs. Promotional catalogs typically are produced each quarter. United also develops separate quarterly flyers covering most of its product categories, including its private brand lines that offer a large selection of popular commodity products. Since catalogs and electronic content provide product exposure to end consumers and generate demand, United tries to maximize their distribution.

Second, United provides its resellers with a variety of dealer support and marketing services. These programs are designed to help resellers differentiate themselves by making it easier for customers to buy from them.

Resellers can place orders with the Company through the Internet, by phone, fax and e-mail and through a variety of electronic order entry systems. Electronic order entry systems allow resellers to forward their customers' orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2005, United received almost 90% of its orders electronically.

At year-end, the Company employed approximately 265 field salespeople, 160 tele-salespeople and 475 customer care representatives to support of its sales, marketing and customer service activities.

Distribution

The Company has a network of 68 distribution centers allowing it to offer nearly 50,000 items to its approximately 20,000 reseller customers. This network, combined with the Company's depth and breadth of inventory in technology products, traditional office products and office furniture, janitorial and sanitation products, and foodservices consumables, enables the Company to ship products on an overnight basis to more that 90% of the U.S. and major cities in Canada and Mexico. United's domestic operations generated $4.2 billion of its $4.4 billion in 2005 consolidated net sales, with its international operations contributing another $0.2 billion to 2005 net sales.

Regional distribution centers are supplemented with 25 local distribution points across the U.S., which serve as re-distribution points for orders filled at the regional centers. United uses a dedicated fleet of approximately 550 trucks, most of which are under contract to the Company, enabling direct delivery to resellers from regional distribution centers and local distribution points.

Resellers have visibility into United's inventory availability through its inventory locator system. If a reseller places an order for an item that is out of stock at the nearest distribution center, the system automatically searches for the product at other facilities within the shuttle network. When the item is found, the alternate location coordinates shipping with the primary facility. For most resellers, the result is a single on-time delivery of all items. This system gives United added inventory support while minimizing working capital requirements. As a result, the Company can provide higher service levels to its reseller customers, reduce back orders, and minimize time spent searching for substitute merchandise. These factors contribute to a high order fill rate and efficient levels of inventory. To meet its delivery commitments and to maintain high order fill rates, United carries a significant amount of inventory, which contributes to its overall working capital requirements.

The "Wrap and Label" program is another important service for resellers. This program gives resellers the option to receive individually packaged orders ready to be delivered to their end consumers. For example, when a reseller places orders for several individual consumers, United can group and wrap the items separately, placing a label on each package with the consumer's name, so that the reseller need only deliver the packages. Resellers appreciate the "Wrap and Label" program because it eliminates the need to break down bulk shipments and repackage orders before delivering them to consumers.

In addition to these value-adding programs for resellers, United is committed to reducing its operating costs. United's "War on Waste" program has a goal of removing $20 million in costs per year through a combination of new and continuing activities. These include such areas as enhancing productivity, streamlining the Company's operations, improving its policies and procedures for merchandise returns, and maximizing the efficiency of its fleet and transportation system.

Purchasing and Merchandising

As the largest broad line wholesale business products distributor in North America, United is able to leverage its broad product selection as a key merchandising strategy. The Company orders products from more than 600 manufacturers. This purchasing volume means United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2005, United's largest supplier was Hewlett-Packard Company, representing approximately 24% of its total purchases.

The Company's centralized Merchandising Department is responsible for selecting merchandise and for managing the entire supplier relationship. Product selection is based on three factors: end-consumer acceptance; anticipated demand for the product; and the manufacturer's total service, price and product quality. As part of its effort to create an integrated supplier approach, United introduced the "Preferred Supplier Program". It is designed to strengthen relationships with suppliers by offering their products as preferred brands in the Company's marketing efforts, while working closely with them to reduce overall supply chain costs.

Competition

United competes with other national, regional and specialty wholesalers of office products, office furniture, technology products, and janitorial and sanitation and foodservice consumable supplies. In most cases, competition is based primarily upon net pricing, minimum order quantity, speed of delivery, and value-added marketing and logistics services.

The Company also competes with manufacturers who often sell their products directly to resellers and may offer lower prices. United believes that it provides an attractive alternative to manufacturer direct purchases by offering a combination of value-added services, including 1) marketing and catalog programs, 2) same-day and next-day delivery, 3) a broad line of business products from multiple manufacturers on a "one-stop shop" basis, and 4) lower minimum order quantities.

Competition with other broad line wholesalers is based on breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers, and the quality of marketing and other value-added services. The Company competes with one national broad line office products competitor. Its competition also includes local and regional office products wholesalers and furniture, janitorial/sanitation and foodservice consumables distributors, which typically offer more limited product lines. In addition, United competes with various national distributors of computer consumables primarily on net pricing to resellers.

General competition in the office products industry has led to greater price awareness among end consumers. As a result, purchasers of commodity office products are increasingly more price sensitive. The Company is addressing this trend by emphasizing to resellers the continuing advantages of our value-added services and competitive strengths, versus those offered by manufacturers and other wholesalers.

Seasonality

United's sales generally are relatively steady throughout the year. However, sales also reflect seasonal buying patterns for consumers of office products. In particular, the Company's sales usually are higher than average during January, when many businesses begin operating under new annual budgets and release previously deferred purchase orders.

Employees

As of March 1, 2006, United employed approximately 6,000 people.

Management believes it has good relations with its employees. Approximately 650 of the shipping, warehouse and maintenance employees at certain of the Company's Pennsauken, Baltimore, Los Angeles and New Jersey facilities are covered by collective bargaining agreements. In 2005, United successfully renegotiated agreements with employees in the recently opened New Jersey facility and with the employees in the Pennsauken facility set to close in 2006. The bargaining agreements for Baltimore and Los Angeles are scheduled to expire in 2006 and 2007, respectively. The Company has not experienced any work stoppages during the past five years.

Availability of the Company's Reports

The Company's principal Web site address is www.unitedstationers.com. This site provides United's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K—as

well as amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") for free as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, copies of these filings (excluding exhibits) may be requested at no cost by contacting the Investor Relations Department:

United Stationers Inc.	After May 30, 2006:
Attn: Investor Relations Department
2200 East Golf Road	One Parkway North Boulevard
Des Plaines, IL 60016-1267	Deerfield, IL 60015-2559
Telephone: (847) 699-5000	Telephone: (847) 627-7000
Fax: (847) 699-4716 E-mail: IR@ussco.com	E-mail: IR@ussco.com

ITEM 1A. RISK FACTORS.

Any of the risks described below could have a material adverse effect on the Company's business, financial condition or results of operations. These risks are not the only risks facing United; the Company's business operations could also be materially adversely affected by risks and uncertainties that are not presently known to United or that United currently deems immaterial.

United may not achieve its cost-reduction and margin enhancement goals.

United has set goals to improve its profitability over time by reducing expenses and enhancing gross margin. There can be no assurance that United will achieve its enhanced profitability goals. Factors that could have a significant effect on the Company's efforts to achieve these goals include the following:

  •
  Inability to achieve the Company's annual "War on Waste"(WOW) initiatives to reduce expenses and improve productivity and quality;

  •
  Failure to improve its sales mix between lower margin and higher margin products;

  •
  Inability to pass along cost increases from United's suppliers to its resellers;

  •
  Failure to increase sales of United's private brand products;

  •
  Disruption to the Company's supply chain for private branded products, resulting in poor fill rates; and

  •
  Failure of resellers to adopt the Company's product pricing and marketing programs.

The loss of a significant customer could significantly reduce United's revenues and profitability.

United's top five customers accounted for approximately 25% of the Company's 2005 net consolidated sales. The loss of one or more key customers, deterioration in the Company's relations with any of them or a significant downturn in the business or financial condition of any of them could significantly reduce United's sales and profitability.

United relies on independent dealers for a significant percentage of its net sales.

Sales to independent office product dealers accounted for a significant portion of United's 2005 sales. For many years independent dealers have been under significant competitive pressures from national retailers that have substantially greater financial resources and technical and marketing capabilities. More recently, several of the Company's independent dealer customers have been acquired by national retailers. If United's customer base of independent dealers declines, the Company's business and results of operations may be adversely affected.

If United is not able to compete successfully, its sales and profitability may decline.

The Company operates in a highly competitive environment. Competition is based largely upon price and customer service, as many of the Company's competitors are distributors that offer the same or similar products that the Company offers to the same customers or potential customers. United also faces competition from some of its own suppliers, which sell their products directly to United's customers. Increased competition could result in lower sales volume, which would have a negative impact on the Company's financial condition and results of operations.

United's operating results depend on the strength of the general economy.

The customers United serves are affected by changes in economic conditions outside the Company's control, including national, regional and local slowdowns in general economic activity and job markets. Demand for the products and services the Company offers, particularly in office products, is affected by the number of white collar and other workers employed by the businesses United's customers serve. An interruption of growth in these markets or a reduction of white collar and other jobs may adversely affect the Company's operating results. Any future general economic downturn, together with the negative effect this has on the number of white collar workers employed, may adversely affect United's business, financial condition and results of operations.

The loss of key suppliers or supply chain disruptions could decrease United's revenues and profitability.

United believes its ability to offer a combination of well-known brand name products as well as competitively priced private brand products is an important factor in attracting and retaining customers. The Company's ability to offer a wide range of products is dependent on obtaining adequate product supply from manufacturers or other suppliers. United's agreements with its suppliers are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from key suppliers at competitive prices could cause the Company's revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond United's control. Disruptions in United's supply chain could result in a decrease in revenues and profitability.

United's reliance on suppliers' allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives contribute significantly to United's profitability. If United does not comply with suppliers' terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, United may not earn certain allowances and promotional incentives. In addition, if United's suppliers reduce or otherwise alter their allowances or promotional incentives, United's profit margin for the sale of the products it purchases from those suppliers may be harmed. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company's results of operation.

United must manage inventory effectively in order to maximize supplier allowances while minimizing excess and obsolete inventory.

United's profitability depends heavily on supplier allowances, which United earns based on the volume of merchandise United purchases. To maximize supplier allowances and minimize excess and obsolete inventory, United must project end-consumer demand for approximately 50,000 SKUs. If United underestimates demand for a particular manufacturer's products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If United overestimates demand, it may have to liquidate excess or obsolete inventory at a loss.

Interruptions in the proper functioning of the Company's information systems or delays in implementing new systems could disrupt United's business and result in increased costs and decreased revenue.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders and coordinating sales and marketing activities. United is in the process of implementing Project Vision and developing new systems for its financial processes. In addition, United intends to move its data center beginning in 2006 and continuing through late 2007, following the relocation of the Company's headquarters in 2006. The operations of the data center could be negatively affected by the headquarters move or the subsequent data center move. A significant disruption or failure of the Company's existing information technology systems or in its development and implementation of new systems could put it at a competitive disadvantage and could adversely affect its results of operations.

United may not be successful in identifying, consummating and integrating future acquisitions.

United's growth strategy depends, in part, on acquiring other businesses. United may not be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired business systems and personnel with United's business; the potential loss of key employees, customers or suppliers; the assumption of liabilities and exposure to unforeseen liabilities of acquired companies; the difficulties in achieving target synergies; and the diversion of management attention and resources from existing operations. Difficulties in identifying, completing or integrating acquisitions could impede United's revenues and profitability.

The Company relies heavily on its key executives and the loss of one or more of these individuals could harm the Company's ability to carry out its business strategy.

United's ability to implement its business strategy depends largely on the efforts, skills, abilities and judgment of the Company's executive management team. United's success also depends to a significant degree on its ability to recruit and retain sales and marketing, operations and other senior managers. The Company may not be successful in attracting and retaining these employees, which may in turn have an adverse effect on the Company's results of operations and financial condition.

Unexpected events could disrupt normal business operations, which might result in increased costs and decreased revenues.

Unexpected events, such as hurricanes, fire, war, terrorism, and other natural or man-made disruptions, may increase the cost of doing business or otherwise impact United's financial performance. In addition, damages to or loss of use of significant aspects of the Company's infrastructure due to such events could have an adverse affect on the Company's operating results and financial condition.

United is subject to an informal inquiry by the SEC regarding its Canadian division.

In March 2005, the staff of the SEC advised United that it was conducting an informal inquiry of United in connection with the Company's Azerty United Canada division and its financial reporting relating to supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Canadian division. The Company conducted its own investigation, which resulted in the termination of several associates and a write-off in 2004 of approximately $13.2 million. (See Note 1 to the Consolidated Financial Statements for further information regarding this matter.) United intends to continue to cooperate with the SEC in this inquiry. However, United is unable to predict its ultimate scope or outcome.

ITEM 2. PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's debt agreements (see the information under the caption "Liquidity and Capital Resources" included below under Item 7). As of December 31, 2005, these properties consisted of the following:

Offices.    The Company owns its approximately 136,000 square foot headquarters office in Des Plaines, Illinois. As previously disclosed, the Company is relocating its corporate headquarters from Des Plaines, Illinois to Deerfield, Illinois. As a result, the Company entered into an 11-year commercial lease for approximately 205,000 square feet of office space. The Company is actively marketing its existing owned corporate headquarters in Des Plaines, Illinois and as a result will cease the leasing of approximately 49,000 square feet of additional office space in Des Plaines, Illinois and Mt. Prospect, Illinois upon completion of the Deerfield headquarters. The Company also owns approximately 49,000 square feet of office space in Orchard Park, New York. In addition, the Company leases approximately 22,000 square feet of office space in Harahan, Louisiana and approximately 8,000 square feet of office space in Metarie, Louisiana.

Distribution Centers.    The Company utilizes approximately 12.8 million square feet of warehouse space. USSC has 35 business products distribution centers located throughout the United States. The Company maintains 29 Lagasse janitorial and sanitation supply distribution centers in the United States, two distribution centers in Mexico that serve computer supply resellers and two Azerty distribution centers that serve the Canadian marketplace. Of the 12.8 million square feet of distribution center space, 3.0 million square feet are owned and 9.8 million square feet are leased. As of December 31, 2005, the Company's Edison, NJ and Pennsauken, PA owned distribution centers with a combined total square footage of nearly 0.5 million have been classified as "assets held for sale" and are actively being marketed. The Company is replacing these two facilities under a plan that included the opening of its 573,000 square foot distribution center located in Cranbury, NJ during the third quarter of 2005.

ITEM 3. LEGAL PROCEEDINGS.

For information with respect to legal proceedings, see Note 3 to the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As previously disclosed, the staff of the SEC is conducting an informal inquiry regarding the Company in connection with its Azerty United Canada division and related financial reporting matters. For additional information with respect to such matters, see Item 7 of this Annual Report under the caption, "2004 Review of Canadian Division." The Company intends to continue to cooperate with the SEC in this inquiry and is unable to predict its ultimate scope or outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 56, President and Chief Executive Officer	Richard W. Gochnauer became the Company's President and Chief Executive Officer in December 2002, after joining the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined the Company, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately-held food company that manufactures and distributes food, and paper products. Prior to that, he served as Executive Vice President of the Dial Corporation, with responsibility for its Household and Laundry Consumer Products businesses.
S. David Bent 45, Senior Vice President and Chief Information Officer
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

Ronald C. Berg 46, Senior Vice President, Business Transformation
Ronald C. Berg has been the Senior Vice President, Business Transformation, of the Company since May 2005. Mr. Berg had served as the Company's Senior Vice President, Inventory Management and Facility Support, of the Company since October 2001. Prior to that, he had served previously as the Company's Vice President, Inventory Management, since 1997, and as a Director, Inventory Management, since 1994. He began his career with the Company in 1987 as an Inventory Rebuyer, and spent several years thereafter in various product and furniture or general inventory management positions. Prior to joining the Company, Mr. Berg managed Solar Cine Products, Inc., a family-owned, photographic equipment business.
Eric A. Blanchard 49, Senior Vice President, General Counsel and Secretary
Eric A. Blanchard joined the Company in January 2006 as its Senior Vice President, General Counsel and Secretary. From 2002 until he joined the Company, he was Vice President, General Counsel and Secretary of Minneapolis-based Tennant Company, a global manufacturer and marketer of cleaning equipment, where he was responsible for legal and corporate secretarial matters, mergers and acquisitions, strategic planning, and its International business. Prior to that, Mr. Blanchard held a number of senior management positions, including President of the Dairy Division from 1999 to 2002, at Dean Foods Company, a leading dairy and specialty foods company now based in Dallas, TX.
Patrick T. Collins 45, Senior Vice President, Sales
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
Brian S. Cooper 49, Senior Vice President and Treasurer
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

Kathleen S. Dvorak 49, Senior Vice President and Chief Financial Officer
Kathleen S. Dvorak became the Company's Senior Vice President and Chief Financial Officer in October 2001. She is responsible for the Company's financial planning, accounting, treasury, financial reporting and investor relations activities and serves as its primary liaison to the financial/investor community. Ms. Dvorak previously served as the Senior Vice President of Investor Relations and Financial Administration from October 2000, and as Vice President, Investor Relations, from July 1997. Ms. Dvorak has been with the Company since 1982.
James K. Fahey 55, Senior Vice President, Merchandising
James K. Fahey is the Company's Senior Vice President, Merchandising, with responsibility for product management and merchandising, global sourcing, vendor logistics and advertising services. From September 1992 until he assumed that position in October 1998, Mr. Fahey served as Vice President, Merchandising of the Company. Prior to that time, he served as the Company's Director of Merchandising. Before he joined the Company in 1991, Mr. Fahey had an extensive career in both retail and consumer direct-response marketing.
Mark J. Hampton 52, Senior Vice President, Marketing
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

Kenneth M. Nickel 38, Vice President and Controller
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
P. Cody Phipps 44, Senior Vice President, Operations
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
Stephen A. Schultz 39, Senior Vice President, President, Lagasse, Inc.
Stephen A. Schultz is the President of Lagasse, Inc., a wholly owned subsidiary of USSC, a position he has held since August 2001. As of May 18, 2005, Mr. Schultz was also appointed as a Senior Vice President of United. In October 2003, he assumed the additional position of Vice President, Category Management, Janitorial/Sanitation, of the Company. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development, and became a Senior Vice President of Lagasse in late 2000. Before joining Lagasse, he served for nearly 10 years in various executive sales and marketing roles for Hospital Specialty Company, a manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.
John T. Sloan 54, Senior Vice President, Human Resources
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

Joseph R. Templet 59, Senior Vice President, Trade Development
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI's common stock is quoted through The NASDAQ Stock Market® ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for USI's common stock as reported by NASDAQ:

	High	Low
2005
First Quarter	$46.62	$42.03
Second Quarter	50.75	41.45
Third Quarter	53.62	45.36
Fourth Quarter	50.42	43.42
2004
First Quarter	$44.15	$37.17
Second Quarter	43.29	36.30
Third Quarter	43.40	38.27
Fourth Quarter	49.25	42.50

On February 23, 2006, there were approximately 702 holders of record of common stock. A greater number of holders of USI common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Common Stock Repurchases

As of December 31, 2005, the Company had authority from its Board of Directors and is permitted under its debt agreements to additionally repurchase up to $76.5 million of USI common stock. During 2005, the Company repurchased 1,794,685 shares of common stock at an aggregate cost of $84.5 million. As of December 31, 2005, the Company executed share repurchases not yet settled or included in the 2005 share repurchase numbers above, of 51,752 shares at a cost of $2.5 million. During 2004, the Company repurchased 1,072,654 shares of its common stock at a cost of $40.9 million.

Effective on June 30, 2004, the Credit Agreement was amended (as described in Note 9 to the Company's Consolidated Financial Statements) to, among other things, increase the stock repurchase limit by approximately $200 million. On October 25, 2005, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase an additional $75 million of the Company's common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2005 and 2004, the Company reissued 582,374 and 310,569 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

The following table summarizes purchases of the Company's common stock during the fourth quarter of 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2005—10/31/2005	216,094	$47.19	216,094	$102,387,363
11/1/2005—11/30/2005	247,845	48.38	247,845	90,397,803
12/1/2005—12/31/2005	283,200	49.35	283,200	76,421,823

Total	747,139	$48.40	747,139

(1)
Excludes 13,300 shares tendered to the Company by way of attestation to cover the exercise price of options exercised under the Company's equity compensation plans.

(2)
All share purchases were executed under share repurchase authorizations given by the Company's Board of Directors and made under the Company's 10b-5 plan adopted during 2005.

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

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2001 through 2005 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2005	2004(1)	2003	2002	2001
Income Statement Data:
Net sales	$4,408,546	$3,991,190	$3,847,722	$3,701,564	$3,925,936
Cost of goods sold	3,763,230	3,408,974	3,287,189	3,163,589	3,306,143

Gross profit	645,316	582,216	560,533	537,975	619,793
Operating expenses:
Warehousing, marketing and administrative expenses	480,737	433,027	414,917	415,980	444,434
Goodwill amortization(2)	—	—	—	—	5,701
Restructuring and other charges, net (reversal)(3)(4)(5)	(1,331)	—	—	6,510	47,603

Total operating expenses	479,406	433,027	414,917	422,490	497,738

Income from operations	165,910	149,189	145,616	115,485	122,055
Interest expense	(3,206)	(3,324)	(6,816)	(16,860)	(25,872)
Interest income	420	423	324	165	2,079
Loss on early retirement of debt(6)	—	—	(6,693)	—	—
Other expense, net(7)	(7,035)	(3,488)	(4,826)	(2,421)	(4,621)

Income before income taxes and cumulative effect of a change in accounting principle	156,089	142,800	127,605	96,369	93,641
Income tax expense	58,588	52,829	48,495	36,141	36,663

Income before cumulative effect of a change in accounting principle	97,501	89,971	79,110	60,228	56,978
Cumulative effect of a change in accounting principle(8)	—	—	(6,108)	—	—

Net income	$97,501	$89,971	$73,002	$60,228	$56,978

Net income per share—basic:
Income before cumulative effect of a change in accounting principle	$2.96	$2.69	$2.39	$1.81	$1.70
Cumulative effect of a change in accounting principle	—	—	(0.19)	—	—

Net income per common share—basic	$2.96	$2.69	$2.20	$1.81	$1.70

Net income per share—diluted:
Income before cumulative effect of a change in accounting principle	$2.90	$2.65	$2.37	$1.78	$1.68
Cumulative effect of a change in accounting principle	—	—	(0.19)	—	—

Net income per common share — diluted	$2.90	$2.65	$2.18	$1.78	$1.68

Cash dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital(9)(10)	$405,084	$464,340	$391,350	$401,074	$412,766
Total assets(9)(10)	1,542,201	1,413,108	1,299,492	1,349,716	1,380,587
Total debt(11)	21,000	18,000	17,324	211,249	271,705
Total stockholders' equity(10)	768,512	737,071	677,460	559,371	538,681
Statement of Cash Flows Data:
Net cash provided by operating activities	$218,373	$47,042	$167,667	$105,730	$191,156
Net cash used in investing activities	(154,787)	(9,719)	(10,931)	(23,039)	(46,327)
Net cash used in financing activities	(61,947)	(32,032)	(164,416)	(93,917)	(135,783)
Other Data:
Pro forma amounts assuming the accounting change for EITF Issue No. 02-16:(8)
Net income	$97,501	$89,971	$79,110	$58,862	$58,353
Earnings per share:
Basic	$2.96	$2.69	$2.39	$1.77	$1.74
Diluted	$2.90	$2.65	$2.37	$1.74	$1.72

(1)
During 2004, the Company recorded a pre-tax write-off of approximately $13.2 million in supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Canadian Division. The write-off related to amounts that were either incorrectly accrued or overaccrued, or that had become uncollectible. The write-off includes items related to prior years of approximately $6.7 million (pre-tax), based on prior period exchange rates. See Notes 1 and 19 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

(2)
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized, but is tested at least annually for impairment.

(3)
During 2005, the Company reversed $1.3 million in restructuring and other charges related to the 2002 and 2001 Restructuring Plans. See Note 4 to the Consolidated Financial Statements.

(4)
In the first quarter of 2002, the Company reversed $2.4 million of the restructuring charge taken in the third quarter of 2001. In addition, the Company recorded restructuring and other charges of $8.9 million in the fourth quarter of 2002. See Note 4 to the Consolidated Financial Statements.

(5)
In the third quarter of 2001, the Company recorded a restructuring charge of $47.6 million. See Note 4 to the Consolidated Financial Statements.

(6)
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

(9)
In accordance with Generally Accepted Accounting Principles ("GAAP"), total assets exclude $225.0 million in 2005, $118.5 million in 2004, $150.0 million in 2003, $105.0 million in 2002 and $125.0 million in 2001 of certain trade accounts receivable sold through the Company's Receivables Securitization Program. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program" under Item 7 of this Annual Report.

(10)
To conform with current year presentation, amounts in 2004 through 2002 have been adjusted.

(11)
Total debt includes current maturities.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as "expects," "anticipates," "estimates," "intends," "plans," "believes," "seeks," "will," "is likely," "scheduled," "positioned to," "continue," "forecast," "predicting," "projection," "potential" or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management's current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth above under the heading "Risk Factors."

Readers should not place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with both the information at the end of Item 6 of this Annual Report on Form 10-K appearing under the caption, "Forward Looking Information," and the Company's Consolidated Financial Statements and related notes contained in Item 8 of this Annual Report.

Overview and Recent Results

The Company is North America's largest broad line wholesale distributor of business products, with 2005 net sales of $4.4 billion. Through its national distribution network, the Company distributes its products to over 20,000 resellers, who in turn sell directly to end-consumers. Products are distributed through the Company's network of 68 distribution centers.

Net sales for 2006 through the filing date of this Annual Report were up approximately 10% compared with the same period last year. Of this 10% year-over-year sales growth, the Company estimates approximately 6% is attributable to the Sweet Paper acquisition (see "Acquisition of Sweet Paper" below).

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

  •
  The economic backdrop for business-related spending is measured by employment levels, job creation and office space utilization, which continue to trend favorably. While these trends are positive indicators of potential demand for business products, any impact on the Company's ability to grow its sales depends on whether these trends are sustainable over a longer period.

  •
  The acquisition of Sweet Paper was important to the Company's strategy for building a national distribution platform for foodservice consumables. The combination of Sweet Paper and Lagasse is progressing as planned, with the Sweet Paper business contributing 4% of the Company's sales growth in 2005.

  •
  The Company continues to focus its efforts on improving its working capital management. These efforts are contributing to strong cash flow and have resulted in lower levels of debt and other funding sources.

  •
  During 2005, the Company implemented competitive pricing programs related to many key commodity products. This strategy has stimulated sales, although it has negatively impacted the Company's pricing margin rate (invoice price less standard cost). This pricing margin pressure has been partially mitigated by the Company's "War on Waste" cost savings initiatives.

  •
  Management continues to focus on reducing distribution costs and leveraging the Company's existing infrastructure. The Company is reviewing and optimizing its distribution network and inventory stocking strategies, and it is improving productivity to promote overall supply chain efficiencies.

  •
  The Company has proposed a change in its product content syndication program that may change the timing of the recognition of related revenues and costs resulting in a significant one-time positive impact on 2006 earnings. Until such time as this program is finalized, the Company cannot quantify the impact.

  •
  The Company is investing in a major information technology initiative called Project Vision, which is expected to enhance competitive advantages for the Company and its customers. As a result, 2006 is expected to be a year of substantial investment in information technology and infrastructure. Net capital spending for 2006 is projected to be approximately $48 million, of which Project Vision is estimated at approximately $11 million. In addition, the Company anticipates operating expenses associated with Project Vision during 2006 to be in the range of $9 million to $12 million.

  •
  In November 2005, the Company announced a joint marketing agreement with SAP America to create the SAP Hosted Solution for Business Products Resellers (the "Solution"). This initiative is part of the Company's Project Vision discussed above. The Solution is aimed at providing independent dealers with technology to run their businesses. The Solution is currently in beta testing phase and is expected to be substantially completed in 2006.

  •
  The Company is expanding its global sourcing capabilities and private brand product offering. This initiative is aimed at achieving higher long-term margins for both United and its reseller customers.

Acquisition of Sweet Paper

On May 31, 2005, the Company's Lagasse, Inc. ("Lagasse") subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Corp. and substantially all of the assets of Sweet Paper Group (collectively, "Sweet Paper"), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $123.5 million, including $2.2 million in transaction costs and net of cash acquired. The acquisition will enable the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts. The purchase price was financed through the Company's Receivables Securitization Program and is subject to post-closing adjustments. The Company's Consolidated Financial Statements include Sweet Paper's results of operations from June 1, 2005. The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on a preliminary purchase price allocation, $64.7 million has been allocated to goodwill and $29.4 million to amortizable intangible assets. Of the $64.7 million of goodwill, approximately $11.7 million is expected to be deductible for tax purposes. The intangible assets purchased include customer relationships and certain non-compete agreements, of which $8.5 million is expected to be deductible for tax purposes. The weighted average useful life of the intangible assets is approximately 13 years and is expected to result in annual amortization expense of $2.4 million. The Company has recorded a $2.9 million purchase accounting reserve for lease exit costs associated with Sweet Paper facilities the Company will exit as part of an overall integration plan that is expected to be substantially complete during 2006. Based on post-closing purchase price adjustments as of December 31, 2005, the Company has a receivable from the Sweet Paper selling shareholders of $2.3 million. Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

2004 Review of Canadian Division

During 2004, the Company conducted a review of supplier allowances and other items at its Canadian Division. This included a detailed review of the Canadian Division's financial records by the Company's U.S. headquarters accounting staff. In addition, the Company's Audit Committee, with the assistance of outside counsel and forensic accounting experts, conducted an investigation of transactions with customers and suppliers, related accounting entries and allegations of misconduct at the Canadian Division. Both the accounting review and the Audit Committee investigation were completed in February 2005. As previously disclosed, the staff of the SEC is conducting an informal inquiry in connection with the developments at the Canadian Division. See Note 1 to the Consolidated Financial Statements included in this Annual Report for additional information.

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

The Company's critical accounting policies are most significant to the Company's financial condition and results of operations and require especially difficult, subjective or complex judgments or estimates by management. In most cases, critical accounting policies require management to make estimates on matters that are uncertain at the time the estimate is made. The basis for the estimates is historical experience, terms of existing contracts, observance of industry trends, information provided by customers or vendors, and information available from other outside sources, as appropriate. These critical accounting policies include the following:

  Supplier Allowances

Supplier allowances (fixed or variable) have a significant impact on the Company's overall gross margin. Gross margin includes, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed below, and increased by estimated supplier allowances and promotional incentives.

In 2005, approximately 40% to 45% of the Company's annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company's annual supplier allowances and incentives in 2005 were variable, based on the volume of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's estimated annual inventory purchase volume and are initially capitalized on the balance sheet as a reduction in inventory and subsequently recorded to income through lower cost of goods sold as inventory is sold. The potential amount of variable supplier allowances often differs based on purchase volume by supplier and product category. As a result, the mix and volume of the Company's purchases among its suppliers can make it difficult to reach supplier allowance growth hurdles.

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

  Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process. First, a set of general allowance percentages are applied to accounts receivables generated as a result of sales. These percentages are based on historical trends for customer write-offs. Periodically, management reviews these allowance percentages, adjusting for current information and trends. Second, management reviews specific customer accounts receivable balances and specific customer circumstances to determine whether further allowance is necessary. As part of this specific-customer analysis, management considers items such as bankruptcy filings, litigation, government investigations, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances.

The primary risks in the methodology used to estimate the allowance for doubtful accounts are its dependence on historical information to predict the collectability of accounts receivable and timeliness of current financial information from customers. To the extent actual collections of accounts receivable differ from historical trends, the allowance for doubtful accounts and related expense for the current period may be overstated or understated.

  Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers' compensation, vehicle, property and general liability and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

  Inventories

Inventory constituting approximately 81% and 88% of total inventory as of December 31, 2005 and 2004, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The percentage reduction in inventory valued under the LIFO method was primarily the result of additional FIFO valued inventory for the Company's Lagasse subsidiary as a result of the Sweet Paper acquisition (see "Acquisition of Sweet Paper" above). The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been

$38.8 million and $27.2 million higher than reported as of December 31, 2005 and December 31, 2004, respectively. The Company also records inventory reserves for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserves are determined using historical trends and are adjusted, if necessary, as new information becomes available.

  Income taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These differences result in the recognition of deferred tax assets and liabilities. The tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

  Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires using certain actuarial assumptions. As more fully discussed in Notes 11 and 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2005 was $8.1 million, compared to $6.8 million in 2004 and $6.6 million in 2003. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2005 of approximately $2.6 million.

Costs associated with the Company's postretirement health benefits plan were $0.9 million, $0.8 million and $1.1 million for 2005, 2004 and 2003, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2005 of approximately $0.2 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Pension plan assumptions:
Assumed discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	3.75%	3.75%	4.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.00%	6.25%

Results for the Years Ended December 31, 2005, 2004 and 2003

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.4	85.4	85.4

Gross margin	14.6	14.6	14.6
Operating expenses:
Warehousing, marketing and administrative expenses	10.8	10.9	10.8

Income from operations	3.8	3.7	3.8
Interest expense	(0.1)	—	(0.2)
Loss on early retirement of debt	—	—	(0.2)
Other expense, net	(0.2)	(0.1)	(0.1)

Income before income taxes and cumulative effect of a change in accounting principle	3.5	3.6	3.3
Income tax expense	1.3	1.3	1.2

Income before cumulative effect of a change in accounting principle	2.2	2.3	2.1
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(0.2)

Net income	2.2%	2.3%	1.9%

Comparison of Results for the Years Ended December 31, 2005 and 2004

Net Sales.    Net sales for the year ended December 31, 2005 were $4.4 billion, up 10.5%, compared with $4.0 billion in 2004. Net sales for 2005 included an incremental $158 million in Sweet Paper sales (see "Acquisition of Sweet Paper" above). The following table shows net sales by product category for 2005 and 2004 (in millions):

	Years Ended December 31,
	2005	2004
Technology products	$1,856	$1,778
Traditional office products	1,262	1,193
Janitorial and sanitation	700	472
Office furniture	520	474
Freight revenue	59	56
Other	12	18

Total net sales	$4,409	$3,991

Sales in the technology products category grew approximately 4% in 2005 compared to 2004. This category continues to represent the largest percentage of the Company's consolidated net sales which accounted for approximately 42% for 2005. Sales in this category benefited from continued initiatives that support the Company's position as a "single source" for delivery of office products and technology products combined with competitive pricing.

Sales of traditional office supplies in 2005 grew nearly 6% versus 2004. Traditional office supplies represented approximately 29% of the Company's consolidated net sales for 2005. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in individual categories such as school supplies.

Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising approximately 48% in 2005 compared to 2004 and this category accounted for approximately 16% of the Company's 2005 consolidated net sales. Growth in this category was primarily due to additional sales resulting from the Sweet Paper acquisition (see "Acquisition of Sweet Paper" caption above) and continued growth with large distributors the Company serves through its Lagasse subsidiary.

Office furniture sales in 2005 increased nearly 10% compared to 2004. Office furniture accounted for 12% of the Company's 2005 consolidated net sales. This category continues to benefit from positive economic trends, including reductions in white-collar unemployment and increases in office space occupancy. In addition, sales during 2005 were positively impacted through more competitive pricing and allocating resources to serve key markets within this category.

The remaining 1% of the Company's net sales for 2005 was derived from freight and advertising revenue.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2005 was $645.3 million, compared to $582.2 million in 2004. The increase in gross profit is primarily due to higher net sales.

The gross margin rate (gross profit as a percentage of net sales) for 2005 was 14.6%, unchanged from 2004. The gross margin rate was unfavorably impacted by the decline in pricing margin (invoice price less standard cost) within the Company's core product offering, offset by a higher sales mix, due largely to the Sweet Paper acquisition, of janitorial/sanitation and foodservice consumable products, which generate higher pricing margin. The gross margin rate for 2005 was adversely impacted by lower levels of buy-side inflation of 0.2 percentage points. Buy-side inflation represents the benefit the Company derives from selling through inventory purchased in advance of manufacturers' price increases. The Company's gross margin rate for 2004 was also adversely affected by a $12.9 million, or 0.3 percentage points, charge related to the Company's Canadian operations.

Operating Expenses.    Operating expenses for 2005 totaled $479.4 million, or 10.8% of net sales, compared with $433.0 million, or 10.9% of net sales in 2004. Operating expenses as a percentage of net sales in 2005 was favorably impacted by higher net sales and partial reversals of accrued liabilities for $3.7 million related to retirement benefits for certain former officers of the Company and $1.3 million related to the 2001 and 2002 Restructuring Plans. This was partially offset by incremental costs incurred for Project Vision and other professional services of $7.4 million, Hurricane Katrina related costs of $3.5 million, settlement of two preference lawsuits for $2.0 million and management bonuses of $3.9 million. In addition, the acquisition of Sweet Paper added approximately $18.3 million to operating expenses in 2005.

Interest Expense.    Interest expense for 2005 was $3.2 million, compared with $3.3 million in 2004.

Other Expense, net.    Other expense for 2005 was $7.0 million, or 0.2% of net sales, compared with $3.5 million, or 0.1% of net sales in 2004. Net other expense for 2005 includes $6.7 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program and a $0.3 million loss on the sale of certain assets. Net other expense for 2004 includes $3.1 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program, $0.3 million related to the write-down of certain assets held for sale and $0.1 million loss on the sale of certain assets. The 2005 increase in other expense related to an increase in expenses associated with the Receivables Securitization Program primarily resulting from the financing of the Sweet Paper acquisition, which closed on May 31, 2005.

Income Taxes.    Income tax expense was $58.6 million in 2005, compared with $52.8 million in 2004. The Company's effective tax rate was 37.5% in 2005, compared to 37.0% in 2004.

Net Income.    Net income for 2005 totaled $97.5 million, or $2.90 per diluted share, compared with net income of $90.0 million, or $2.65 per diluted share, in 2004.

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

Sales in the technology products category grew 2.6% in 2004 compared to the prior year. This category continues to represent the largest percentage of the Company's consolidated net sales (approximately 45%). Sales in this category benefited from continued initiatives, including those supporting the Company's position as a "single source" for delivery of office products and technology products together, competitive pricing and new approaches to marketing products.

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

The Company's outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company's off-balance sheet Receivables Securitization Program (as defined below) consisted of the following amounts (in thousands):

	As of December 31,
	2005	2004
Revolving Credit Facility	$14,200	$11,200
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800

Debt under GAAP	21,000	18,000
Accounts receivable sold(1)	225,000	118,500

Total outstanding debt under GAAP and receivables sold (adjusted debt)	246,000	136,500
Stockholders' equity	768,512	737,071

Total capitalization	$1,014,512	$873,571

Adjusted debt to total capitalization ratio	24.2%	15.6%

(1)
See discussion below under "Off-Balance Sheet Arrangements—Receivables Securitization Program"

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as "Debt under GAAP"). Under GAAP, accounts receivable sold under the Company's Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivable sold to be a financing mechanism. The Company, therefore, believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt.

In accordance with GAAP, total debt outstanding as of December 31, 2005 increased by $3.0 million to $21.0 million from the balance as of December 31, 2004. This resulted from additional borrowings under the Company's Revolving Credit Facility. Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of December 31, 2005 increased by $109.5 million from the balance as of December 31, 2004. As of December 31, 2005, the Company's adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company's Receivables Securitization Program as debt) was 24.2%, compared to 15.6% as of December 31, 2004.

The adjusted debt to total capitalization ratio is provided as an additional liquidity measure. As noted above, GAAP requires that accounts receivable sold under the Company's Receivables Securitization Program be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivable sold to be a financing mechanism. The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt and calculates debt to total capitalization on the same basis. A reconciliation of this non-GAAP measure is provided in the table above.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2005, is summarized below (in millions):

Availability
Maximum financing available under:
Revolving Credit Facility	$275.0
Receivables Securitization Program	225.0
Industrial Development Bond	6.8

Maximum financing available		$506.8
Amounts utilized:
Revolving Credit Facility	14.2
Receivables Securitization Program	225.0
Outstanding letters of credit	16.0
Industrial Development Bond	6.8

Total financing utilized		262.0

Available financing, before restrictions		244.8
Restrictive covenant limitation		—

Available financing as of December 31, 2005		$244.8

Restrictive covenants, most notably the leverage ratio covenant, under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. As of December 31, 2005, the leverage ratio covenant in the Company's Credit Agreement did not impact the Company's available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2005 (in thousands):

	Payment due by period
Contractual obligations	2006	2007 & 2008	2009 & 2010	Thereafter	Total
Long-term debt	$—	$—	$14,200	$6,800	$21,000
Operating leases	48,788	87,924	63,576	82,532	282,820
Purchase obligations	6,202	837	—	—	7,039

Total contractual cash obligations	$54,990	$88,761	$77,776	$89,332	$310,859

As of December 31, 2005, the Company had unconditional purchase obligations of $7.0 million related to purchases of information technology equipment with various vendors.

  Credit Agreement and Other Debt

In March 2003, the Company entered into a Five-Year Revolving Credit Agreement (the "Credit Agreement"), by and among USSC, as borrower, USI, as guarantor, various lenders that from time to time are parties thereto and JP Morgan Chase, as administrative agent. The Credit Agreement provides for a revolving credit facility (the "Revolving Credit Facility") with an aggregate committed principal amount of $275 million. The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

Effective June 30, 2004, the Company entered into an amendment (the "Amendment") to the Credit Agreement. Prior to the Amendment, the Credit Agreement restricted the ability of each of USI and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to USI to fund certain expenses. It also limited the amount of USSC distributions to USI to enable USI to repurchase its own shares of common stock. The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company's consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options. As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the Credit Agreement, the Amendment provided the Company approximately an additional $200 million to use for share repurchases, dividends or other permitted distributions.

The Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility. The revolving credit facility was set to expire on March 21, 2008 (see "Amended Credit Agreement" below).

Obligations of USSC under the Credit Agreement are guaranteed by USI and certain of USSC's domestic subsidiaries. USSC's obligations under the Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the Credit

Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC.

  Amended Credit Agreement

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the "Amended Agreement") with PNC Bank, N.A. and U.S. Bank, National Association, as Syndication Agents, KeyBank National Association, as Documentation Agent, and JPMorgan Chase Bank, (successor by merger to Bank One, NA (Illinois)), as Agent. The Amended Agreement modifies the Five-Year Revolving Credit Agreement (the "Credit Agreement") discussed above and originally entered into in March 2003.

The Amended Agreement provides for a revolving credit facility with an aggregate committed principal amount of $275 million, unchanged from the Existing Credit Agreement. Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million, a $50 million increase over the Existing Agreement. Under the Amended Agreement, loans outstanding under the revolving credit facility mature on October 12, 2010. Loans outstanding under the Amended Agreement bear interest at a floating rate (based on the higher of either the bank prime rate or the federal funds rate plus 0.50%), or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 0.625% to 1.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of USI and its consolidated subsidiaries.

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

In addition to the above, the Amended Agreement reduces the interest rate margin applicable to loans outstanding under the facility, reduces applicable commitment fees, removes the fixed-charge financial loan covenant included in the Existing Agreement, increases the permitted size of the Receivables Securitization Program by $50 million, and reduces certain constraints on acquisitions.

Debt maturities under the Amended Credit Agreement as of December 31, 2005, were as follows (in thousands):

Year	Amount
2006	$—
2007	—
2008	—
2009	—
2010	14,200
Later years	—

Total	$14,200

As of December 31, 2005 and 2004, the Company had outstanding letters of credit of $16.0 million and $16.4 million, respectively.

Off-Balance Sheet Arrangements—Receivables Securitization Program

  General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of JP Morgan Chase Bank, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

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

  Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of December 31, 2005, the Company sold $225.0 million of interests in trade accounts receivable, compared with $118.5 million as of December 31, 2004. Accordingly, trade accounts receivable of $225.0 million as of December 31, 2005 and $118.5 million as of December 31, 2004 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the trust, see the caption "Retained Interest" below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2005 ranged between 2.4% and 4.3%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the program, totaled $6.8 million for 2005, compared with $3.1 million for 2004. Proceeds from the collections under this revolving agreement for 2005 and 2004 were $3.7 billion and $3.6 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

  Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $341.5 million and $346.3 million of trade receivables in the trust as of December 31, 2005 and December 31, 2004 was $116.5 million and $227.8 million, respectively. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the trust and written off during 2005 were not material.

Cash Flows

Cash flows for the Company for the years ended December 31, 2005, 2004 and 2003 are summarized below (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$218,373	$47,042	$167,667
Net cash used in investing activities	(154,787)	(9,719)	(10,931)
Net cash used in financing activities	(61,947)	(32,032)	(164,416)

  Cash Flows From Operations

The Company's cash from operations is generated primarily from net income and changes in working capital. Net cash provided by operating activities for the year ended December 31, 2005 totaled $218.4 million, compared with $47.0 million and $167.7 million in 2004 and 2003, respectively. Net cash from operations in 2005 was positively impacted by higher net income and changes in accounts receivable components, offset by increases in inventory and other assets. Net income for 2005 totaled $97.5 million, compared to $90.0 million in 2004. Net cash from operations in 2005 was positively impacted by a $95.5 million decline in accounts receivable when combining "Accounts receivable, net" and "Retained interest in receivables sold, net." The decline in accounts receivable components was driven by a $106.5 million increase in receivables sold through the Receivables Securitization Program. Inventory increased $25.8 million largely due to service higher net sales levels, while other assets increased $25.1 million as a result of capitalized system costs associated with Project Vision.

Net cash provided by operating activities in 2004 was positively impacted by higher net income and accounts payable, offset by higher inventory levels and changes in accounts receivable components. Net income for 2004 reached $90 million, compared to $73.0 million in 2003. Higher trending sales and forward inventory purchases in advance of product cost increases resulted in inventory being a use of cash of $68.2 million in 2004 versus a $26 million source of cash in 2003. In 2004, accounts payable increased $44.7 million, compared to an increase of $23.5 million in 2003 due largely to higher inventory purchases. The combination of "Accounts receivable, net" and "Retained interest in receivables sold, net" increased $57.2 million, compared with an increase of $0.9 million in 2003 as a result of higher sales and changes in the amount of accounts receivable sold under the Receivables Securitization Program.

Net cash provided by operating activities in 2003 was favorably impacted by higher net income and improved working capital management. Net income for 2003 reached $73.0 million, compared with $60.2 million in 2002. Improvements in working capital components include a $26.0 million decline in inventory as a result of enhanced inventory management, resulting in lower inventory purchases and higher inventory turnover, and a $23.5 million increase in accounts payable resulting from focused initiatives in this area.

Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations. The Receivables Securitization Program is the Company's primary financing mechanism. The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold. Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the years ended December 31, 2005, 2004 and 2003 is provided below as an additional liquidity measure (in thousands):

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net cash provided by operating activities	$218,373	$47,042	$167,667
Excluding the change in accounts receivable	(106,500)	31,500	(45,000)

Net cash provided by operating activities excluding the effects of receivables sold	$111,873	$78,542	$122,667

Cash Flows From Financing Activities:
Net cash used in financing activities	$(61,947)	$(32,032)	$(164,416)
Including the change in accounts receivable sold	106,500	(31,500)	45,000

Net cash provided by (used in) financing activities including the effects of receivables sold	$44,553	$(63,532)	$(119,416)

  Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2005, 2004 and 2003 was $154.8 million, $9.7 million and $10.9 million, respectively. During 2005, the Company used cash for investing activities to acquire Sweet Paper for $123.5 million, net of cash acquired (see "Acquisition of Sweet Paper" above), and net capital expenditures for ongoing operations of $31.3 million. Capital expenditures are utilized primarily to replace, upgrade and equip the Company's distribution facilities. During 2004 and 2003, the exclusive use of cash for investing activities was for net capital expenditures for ongoing operations.

Funding for gross capital expenditures for 2005, 2004 and 2003 totaled $31.3 million, $19.7 million and $14.6 million, respectively. Proceeds from the disposition of property, plant and equipment totaled $0.1 million for 2005, $10.0 million for 2004 and $3.6 million for 2003. As a result, net capital expenditures (gross capital expenditures minus net proceeds from property, plant and equipment dispositions) totaled $31.3 million, $9.7 million and $10.9 million for 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, capitalized software costs totaled $17.0 million, $3.7 million and $3.3 million, respectively. Net capital spending (net capital expenditures plus capitalized software costs) for 2005 was $48.2 million, compared with $13.4 million in 2004 and $14.3 million in 2003. The increase in net capital spending was driven primarily by investment in the Company's new Cranbury, New Jersey facility, installation of pick-to-voice warehouse technology, lower proceeds from the disposition of property, plant and equipment and higher spending on capitalized software (see "Net Capital Spending" table below). The Company expects net capital spending for 2006 to be approximately $48 million, which includes substantial investments in IT systems and infrastructure.

Net capital spending is provided as an additional measure of investing activities. The most directly comparable financial measure calculated and presented in accordance with GAAP is net capital expenditures (as defined). Under GAAP, net capital expenditures are required to be included on the cash flow statement under the caption "Net Cash Used in Investing Activities." The Company's accounting policy is to include capitalized software (system costs) in "Other long-term assets." GAAP requires that "Other long-term assets" be included on the cash flow statements under the caption "Net Cash Provided by Operating Activities." Internally, the Company measures cash used in investing activities including capitalized software. A reconciliation of this non-GAAP measure is provided as follows (in thousands):

	Years Ended December 31,
				Forecast Year Ending 2006
	2005	2004	2003
Net Capital Spending
Net cash used in investing activities	$154,787	$9,719	$10,931	N/A
Acquisitions	(123,530)	—	—	N/A

Net cash used in investing activities before the impact of acquisitions	$31,257	$9,719	$10,931	N/A

Capital expenditures	$31,313	$19,722	$14,552	N/A
Proceeds from the disposition of property, plant and equipment	(56)	(10,003)	(3,621)	N/A

Net capital expenditures	31,257	9,719	10,931	N/A
Capitalized software	16,961	3,659	3,348	N/A

Net capital spending	$48,218	$13,378	$14,279	$48,000

  Cash Flows From Financing Activities

Net cash used in financing activities for 2005, 2004 and 2003 was $61.9 million, $32.0 million and $164.4 million, respectively. In 2005, the Company repurchased 1,794,685 shares of its common stock at an aggregate cost of $84.5 million. In addition, for 2005 the Company's financing activities included $3.4 million in payments of employee withholding tax on stock option exercises, offset by $23.0 million in proceeds from the issuance of treasury stock and borrowings of $3.0 million under the Revolving Credit Facility. During 2004, the Company's financing activities included $1.4 million in payments of employee withholding tax on stock option exercises, offset by $9.6 million in proceeds from the issuance of treasury stock, repurchase of common stock at aggregate cost of $40.9 million, and borrowings of $0.7 million under the Revolving Credit Facility. During 2003, the Company's strong cash flow from operations allowed it to further reduce outstanding debt, including retirements and principle payments of debt totaling $204.4 million. In addition, for 2003 the Company's financing activities included $5.6 million in payments of employee withholding tax on stock option exercises, offset by $35.1 million in proceeds from issuance of treasury stock and borrowings of $10.5 million under Revolving Credit Facility.

Stock Repurchase Program

On October 25 2005, USI's Board of Directors approved a share repurchase program pursuant to which the Company is authorized to purchase an additional $75 million of USI's common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. As of December 31, 2005, the Company had approximately $76.5 million available under the authorization.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on January 1, 2006, requiring the cost of equity awards be recorded on the Company's financial statements over the employee service period as an operating expense for a portion of outstanding unvested awards on such date as well as any subsequent awards. Based on a review of alternative models available to value option grants, the Company has decided to continue to use the Black-Scholes model for option valuation. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $11.2 million in 2005, $4.7 million in 2004 and $20.8 million for 2003.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006 and does not believe adoption of SFAS will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at December 31, 2005 of $21.0 million, $225.0 million of receivables sold under the Receivables Securitization Program and the Company's $116.5 million retained interest in the trust (as defined).

The Company has historically used both fixed-rate and variable or short-term rate debt. As of December 31, 2005, 100% of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable bank prime rate or London InterBank Offered Rate ("LIBOR"). As of December 31, 2005, the applicable bank prime interest rate was 7.25% and the one-month LIBOR rate was approximately 4.39%. At year-end funding levels, a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.2 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

The Company's retained interest in the trust (as defined) is also subject to interest rate risk. The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model that includes an assumed discount rate of 5% per annum and an average collection cycle of approximately 40 days. Based on the assumed discount rate and short average collection cycle, the retained interest is recorded at book value, which approximates fair value. Accordingly, a 50 basis point movement in interest rates would not result in a material impact on the Company's results of operations.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment. That assessment was supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on that assessment, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 38 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of United Stationers Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that United Stationers Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that United Stationers Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of the Company as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the Consolidated Financial Statements, in 2003 the Company changed its method of accounting for supplier allowances.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 3, 2006

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$4,408,546	$3,991,190	$3,847,722
Cost of goods sold	3,763,230	3,408,974	3,287,189

Gross profit	645,316	582,216	560,533
Operating expenses:
Warehousing, marketing and administrative expenses	480,737	433,027	414,917
Restructuring and other charges (reversal)	(1,331)	—	—

Total operating expenses	479,406	433,027	414,917

Income from operations	165,910	149,189	145,616
Interest expense	(3,206)	(3,324)	(6,816)
Interest income	420	423	324
Loss on early retirement of debt	—	—	(6,693)
Other expense, net	(7,035)	(3,488)	(4,826)

Income before income taxes and cumulative effect of a change in accounting principle	156,089	142,800	127,605
Income tax expense	58,588	52,829	48,495

Income before cumulative effect of a change in accounting principle	97,501	89,971	79,110
Cumulative effect of a change in accounting principle, net of tax benefit of $3,696	—	—	(6,108)

Net income	$97,501	$89,971	$73,002

Net income per share — basic:
Income before cumulative effect of a change in accounting principle	$2.96	$2.69	$2.39
Cumulative effect of a change in accounting principle	—	—	(0.19)

Net income per common share — basic	$2.96	$2.69	$2.20

Average number of common shares outstanding — basic	32,949	33,410	33,116
Net income per share — diluted:
Income before cumulative effect of a change in accounting principle	$2.90	$2.65	$2.37
Cumulative effect of a change in accounting principle	—	—	(0.19)

Net income per common share — diluted	$2.90	$2.65	$2.18

Average number of common shares outstanding — assuming dilution	33,612	33,985	33,439

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,415	$15,719
Accounts receivable, less allowance for doubtful accounts of $13,609 in 2005 and $11,839 in 2004	237,176	184,512
Retained interest in receivables sold, less allowance for doubtful accounts of $4,695 in 2005 and $3,728 in 2004	116,538	227,807
Inventories	669,787	608,549
Other current assets	29,030	18,623

Total current assets	1,069,946	1,055,210
Property, plant and equipment, at cost:
Land	14,843	16,400
Buildings	67,534	79,207
Fixtures and equipment	236,516	243,359
Leasehold improvements	14,513	5,256

Total property, plant and equipment	333,406	344,222
Less — accumulated depreciation and amortization	174,805	192,374

Net property, plant and equipment	158,601	151,848
Intangible assets, net	29,879	1,901
Goodwill, net	242,173	184,222
Other long-term assets, net	41,602	19,927

Total assets	$1,542,201	$1,413,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$447,142	$402,794
Accrued liabilities	165,982	140,558
Deferred credits	51,738	47,518

Total current liabilities	664,862	590,870
Deferred income taxes	29,609	20,311
Long-term debt	21,000	18,000
Other long-term liabilities	58,218	46,856

Total liabilities	773,689	676,037
Stockholders' equity:
Common stock, $0.10 par value; authorized — 100,000,000 shares, issued — 37,217,814 in 2005 and 2004	3,722	3,722
Additional paid-in capital	344,628	337,192
Treasury stock, at cost — 5,340,443 shares in 2005 and 4,076,432 shares in 2004	(194,334)	(119,435)
Retained earnings	618,109	520,608
Accumulated other comprehensive loss, net of tax	(3,613)	(5,016)

Total stockholders' equity	768,512	737,071

Total liabilities and stockholders' equity	$1,542,201	$1,413,108

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (loss)
					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2002	37,217,814	$3,722	(4,738,552)	$(104,450)	$313,961	$(11,497)	$357,635	$559,371

Net income	—	—	—	—	—	—	73,002	73,002
Unrealized translation adjustments	—	—	—	—	—	8,744	—	8,744
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(1,070)	—	(1,070)

Comprehensive income	—	—	—	—	—	7,674	73,002	80,676
Stock compensation	—	—	1,424,205	21,587	15,826	—	—	37,413

As of December 31, 2003	37,217,814	3,722	(3,314,347)	(82,863)	329,787	(3,823)	430,637	677,460

Net income	—	—	—	—	—	—	89,971	89,971
Unrealized translation adjustments	—	—	—	—	—	1,949	—	1,949
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(3,142)	—	(3,142)

Comprehensive loss	—	—	—	—	—	(1,193)	89,971	88,778
Acquisition of treasury stock	—	—	(1,072,654)	(40,909)	—	—	—	(40,909)
Stock compensation	—	—	310,569	4,337	7,405	—	—	11,742

As of December 31, 2004	37,217,814	$3,722	(4,076,432)	$(119,435)	$337,192	$(5,016)	$520,608	$737,071

Net income	—	—	—	—	—	—	97,501	97,501
Unrealized translation adjustments	—	—	—	—	—	2,534	—	2,533
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(1,131)	—	(1,130)

Comprehensive income	—	—	—	—	—	1,403	97,501	98,904
Acquisition of treasury stock	—	—	(1,846,385)	(87,056)	—	—	—	(87,056)
Stock compensation	—	—	582,374	12,157	7,436	—	—	19,593

As of December 31, 2005	37,217,814	$3,722	(5,340,443)	$(194,334)	$344,628	$(3,613)	$618,109	$768,512

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$97,501	$89,971	$73,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,079	27,164	29,149
Amortization of capitalized financing costs	670	648	3,284
Write down of assets held for sale	—	300	1,290
Loss (gain) on sale of property, plant and equipment	264	114	(86)
Cumulative effect of a change in accounting principle, net of tax	—	—	6,108
Deferred income taxes	(1,425)	(181)	(4,244)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in accounts receivable, net	(15,725)	16,927	(37,028)
Decrease (increase) in retained interest in receivables sold, net	111,269	(74,085)	37,919
(Increase) decrease in inventory	(25,792)	(68,201)	25,974
(Increase) decrease in other assets	(25,052)	(3,745)	2,056
Increase in accounts payable	13,588	44,743	23,495
Increase in accrued liabilities	15,414	8,532	2,961
Increase in deferred credits	4,220	2,651	118
Increase in other liabilities	11,362	2,204	3,669

Net cash provided by operating activities	218,373	47,042	167,667
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(123,530)	—	—
Capital expenditures	(31,313)	(19,722)	(14,552)
Proceeds from the disposition of property, plant and equipment	56	10,003	3,621

Net cash used in investing activities	(154,787)	(9,719)	(10,931)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	—	(24)	(204,425)
Net borrowings under Revolving Credit Facility	3,000	700	10,500
Issuance of treasury stock	22,961	9,635	35,059
Acquisition of treasury stock, at cost	(84,540)	(40,908)	—
Payment of employee withholding tax related to stock option exercises	(3,368)	(1,435)	(5,550)

Net cash used in financing activities	(61,947)	(32,032)	(164,416)
Effect of exchange rate changes on cash and cash equivalents	57	121	561

Net change in cash and cash equivalents	1,696	5,412	(7,119)
Cash and cash equivalents, beginning of period	15,719	10,307	17,426

Cash and cash equivalents, end of period	$17,415	$15,719	$10,307

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("USI") with its wholly owned subsidiary United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, "United" or the "Company"). The Company is the largest broad line wholesale distributor of business products in North America, with net sales of $4.4 billion for the year ended December 31, 2005. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 50,000 items from over 600 manufacturers. These items include a broad spectrum of traditional office products, technology products, office furniture, janitorial/sanitation supplies, and foodservice consumables. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-consumers. These products are distributed through the Company's network of 68 distribution centers. Certain amounts from prior year periods have been reclassified to conform to the 2005 presentation. Such reclassifications were limited to balance sheet presentations and did not impact income.

Acquisition of Sweet Paper

On May 31, 2005, the Company's Lagasse, Inc. ("Lagasse") subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Sales Corp. and substantially all the assets of four affiliates of Sweet Paper Sales Group, Inc. (collectively, "Sweet Paper"), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $123.5 million, including $2.2 million in transaction costs and net of cash acquired. The acquisition will enable the Company to expand its janitorial/sanitation and foodservice product lines, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts. The purchase price was financed through the Company's Receivables Securitization Program (as defined) and is subject to post-closing adjustments. The Company's Consolidated Financial Statements include Sweet Paper's results of operations from June 1, 2005 and are not deemed material for purposes of providing pro forma financial information.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on a preliminary purchase price allocation, $64.7 million has been allocated to goodwill and $29.4 million to amortizable intangible assets. Of the $64.7 million of goodwill, approximately $11.7 million is expected to be deductible for tax purposes. The intangible assets purchased include customer relationships and certain non-compete agreements, of which approximately $8.5 million is expected to be deductible for tax purposes. The weighted average useful life of the intangible assets is expected to be approximately 13 years. Accumulated amortization of intangible assets as of December 31, 2005 totaled $1.4 million and related exclusively to intangible assets purchased as part of the Sweet Paper acquisition. The Company has recorded a $2.9 million purchase accounting reserve for lease exit costs associated with Sweet Paper facilities the Company will exit as part of an overall integration plan that is expected to be substantially complete during 2006. Based on post-closing purchase price adjustments as of December 31, 2005, the Company has a receivable from the Sweet Paper selling shareholders of $2.3 million. Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Preliminary Purchase Price Allocation (dollars in thousands)

Purchase price, net of cash acquired		$123,530
Allocation of Purchase Price:
Accounts receivable, net	$(36,250)
Inventories	(35,060)
Other current assets	(317)
Property, plant & equipment	(2,131)
Intangible assets	(29,400)

Total assets acquired		(103,158)

Trade accounts payable	$30,939
Accrued liabilities	5,287
Deferred tax liability	8,095

Total liabilities assumed		44,321

Amount to goodwill		$64,693

Common Stock Repurchase

During 2005, the Company repurchased 1,794,685 shares of USI's common stock at an aggregate cost of $84.5 million. As of December 31, 2005, the Company executed share repurchases not yet settled or included in the 2005 share repurchase numbers above or the table below, of 51,752 shares at a cost of $2.5 million. In 2004, the Company repurchased 1,072,654 shares of USI's common stock at an aggregate cost of $40.9 million. The Company did not repurchase any stock during 2003. A summary of total shares repurchased under the Company's share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2005 Authorization		$75.0
2004 Authorization		100.0
2002 Authorization (completed)		50.0
Repurchases:
2005 repurchases	$(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964

Total repurchases		(148.5)	3,726,303

Remaining repurchase authorized at December 31, 2005		$76.5

All share repurchases were executed under three separate authorizations given by the Company's Board of Directors on the respective dates noted in the table above. Effective on June 30, 2004, the Credit Agreement was amended (as described in Note 9) to, among other things, increase the stock repurchase limit by $200 million. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. As of December 31, 2005, the Company had approximately $76.5 million available under the authorization.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2005 and

2004, the Company reissued 582,374 and 310,569 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

2004 Review of Canadian Division

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

In 2005, approximately 40% to 45% of the Company's annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Prior to January 1, 2003, these fixed promotional incentives were recorded as a reduction to cost of goods sold over the life of the publication to reflect net advertising cost. Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which requires that the cash consideration received from vendors related to these fixed advertising allowances and incentives be reflected as a reduction to the cost of inventory. As a result, fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company's annual supplier allowances and incentives in 2005 are variable, based on the volume and mix of the Company's product purchases from suppliers. Adoption of EITF Issue No. 02-16 did not impact the Company's accounting for variable allowances and incentives. These variable allowances are recorded based on the Company's estimated annual inventory purchase volumes and product mix and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers' compensation, vehicle, property and general liability and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

Leases

The Company leases real estate and personal property under operating leases. Certain operating leases include incentives from landlords including, landlord "build-out" allowances, rent escalation clauses and rent holidays or periods in which rent is not payable for a certain amount of time. The Company accounts for landlord "build-out" allowances as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. The Company also recognizes leasehold improvements associated with the "build-out" allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements.

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession as deferred rent and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2005, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 81% and 88% of total inventory as of December 31, 2005 and 2004, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. The percentage reduction in inventory valued under the LIFO method was primarily the result of additional FIFO valued inventory for the Company's Lagasse subsidiary as a result of the Sweet Paper acquisition (see "Acquisition of Sweet Paper" above). The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $38.8 million and $27.2 million higher than reported as of December 31, 2005 and December 31, 2004, respectively. The Company also records inventory reserves for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserves are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 11 and 12 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2005 was $8.1 million, compared to $6.8 million and $6.6 million in 2004 and 2003, respectively. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2005 of approximately $2.6 million.

Costs associated with the Company's postretirement health benefits plan for 2005 totaled $0.9 million, compared to $0.8 million and $1.1 million for 2004 and 2003, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2005 of approximately $0.2 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

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

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$97,501	$89,971	$73,002
Add: Stock-based employee compensation expense
included in reported net income, net of tax	33	49	46
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(5,430)	(7,489)	(6,829)

Pro forma net income	$92,104	$82,531	$66,219

Net income per share — basic:
As reported	$2.96	$2.69	$2.20
Pro forma	2.80	2.47	2.00
Net income per share — diluted:
As reported	$2.90	$2.65	$2.18
Pro forma	2.74	2.43	1.98

The weighted average assumptions used to value options and the weighted average fair value of options granted during 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Fair value of options granted	$11.40	$10.75	$10.94
Weighted average exercise price	46.53	41.74	37.80
Expected stock price volatility	28.0%	33.0%	38.8%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.2	2.8	2.3
Expected life of options (years)	3	3	3

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. During 2005, the Company reclassified two facilities with total net book value of $7.9 million from property, plant and equipment to "held for sale" within other assets. The Company is replacing these two facilities under a plan that included the opening of its 573,000 square foot distribution center located in Cranbury, NJ during the third quarter of 2005.

Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. The Company tests goodwill for impairment quarterly and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the fair value of the reporting unit computed by independent appraisals.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. As of December 31, 2005 and 2004, the Company had $29.9 million and $1.9 million in net intangible assets. Net intangible assets as of December 31, 2005 consist primarily of customer relationship and non-compete intangible assets purchased as part of the Sweet Paper acquisition (see "Acquisition of Sweet Paper" above). Amortization of intangible assets purchased as part of the Sweet Paper acquisition totaled $1.4 million for 2005.

During 2005, the Company reversed $7.2 million in income tax reserves, established in connection with prior acquisitions, as a result of the expiration of applicable statutes of limitations. Such reversal resulted in a decrease in goodwill during 2005 of $7.2 million and had no impact on the Company's results of operations.

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in "Other assets" on the Consolidated Balance Sheet. Capitalized software is included in "Other long-term assets" on the Consolidated Balance Sheet. Amortization expense associated with capitalized software projects totaled $4.5 million, $3.3 million and $3.6 million for 2005, 2004 and 2003.

Income Taxes

Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries as these earnings have historically been permanently invested. During 2005, the Company evaluated the effects of the American Jobs Creation Act of 2004 for the effect on its plan for repatriation of unremitted foreign earnings as it relates to Statement No. 109, Accounting for Income Taxes. Based on this evaluation, the Company decided not to repatriate any undistributed earnings and therefore did not impact its financial position, results of operations or cash flows.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a component of stockholders' equity and consists of unrealized translation adjustments and minimum pension liability adjustments. As of December 31, 2005, 2004 and 2003 other comprehensive loss included the following (in thousands):

	As of December 31,
	2005	2004	2003
Unrealized currency translation adjustments, net of tax	$8,541	$6,007	$4,058
Minimum pension liability adjustments, net of tax	(12,154)	(11,023)	(7,881)

Total comprehensive loss	$(3,613)	$(5,016)	$(3,823)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on January 1, 2006, requiring the cost of equity awards be recorded on the Company's financial statements over the employee service period as an operating expense for a portion of outstanding unvested awards on such date as well as any subsequent awards. Based on a review of alternative models available to value option grants, the Company has decided to continue to use the Black-Scholes model for option valuation. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $11.2 million in 2005, $4.7 million in 2004 and $20.8 million for 2003.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006 and does not believe adoption of SFAS will have a material impact on its financial position or results of operations.

3. Contingencies

As previously reported, the Company was a defendant in two preference avoidance lawsuits filed by USOP Liquidating LLC ("USOP LLC") in the United States Bankruptcy Court for the District of Delaware. In the two lawsuits, USOP LLC sought monetary recoveries of $66.3 million for allegedly preferential transfers made to the Company in the 90 days preceding the filing of US Office Products Company's Chapter 11 bankruptcy petition in 2001. During 2005, the Company settled all matters related to the two preference avoidance lawsuits. The Company's results of operations for 2005 reflect a pre-tax charge of $2.3 million.

4. Restructuring and Other Charges

2001 Restructuring Plan

The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 (the "2001 Restructuring Plan") that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of the call center operations of The Order People ("TOP") and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next five years. The Company continues to actively pursue opportunities to sublet unused facilities.

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

During 2005, the Company reversed $1.3 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 and 2001 Restructuring Plans. The Company negotiated a $0.3 million settlement ceasing, at a reduced rate, all future rent payments on a facility included in both the 2002 and 2001 Restructuring Plans. The Company also renegotiated the terms of two existing leases with sub-tenants which resulted in a favorable $0.7 impact. In addition, the Company negotiated to receive approximately $0.3 million of future third-party technology services in exchange for certain e-commerce-related investments previously written-down as part of the 2002 Restructuring Plan.

As of December 31, 2005 and 2004, the Company had accrued restructuring costs on its balance sheet of approximately $7.5 million and $10.1 million, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for 2005, 2004 and 2003 totaled $1.3 million, $2.2 million and $5.4 million, respectively.

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

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as North America's largest broad line wholesale distributor of business products, with 2005 net sales of $4.4 billion—including foreign operations in Canada and Mexico. For the year ended December 31, 2005, 2004 and 2003, the Company's net sales from foreign operations in Canada were $129.5 million, $152.5 million and $195.3 million, respectively. Net sales from foreign operations in Mexico totaled $88.6 million, $80.9 million and $74.9 million for 2005, 2004 and 2003, respectively. The Company offers more than 50,000 items from more than 600 manufacturers. This includes a broad spectrum of office products, computer supplies, office furniture, business machines, presentation products and facilities management supplies. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-consumers. These products are distributed through the Company's network of 68 distribution centers. As of December 31, 2005 and 2004, long-lived assets of the Company's foreign operations in Canada totaled $15.5 million and $15.2 million, respectively. Long-lived assets of the Company's foreign operations in Mexico were $4.9 million and $4.8 million as of December 31, 2005 and 2004, respectively.

The Company's product offerings, comprised of more than 50,000 stockkeeping units (SKUs), may be divided into the following primary categories. (i) The Company distributes traditional office products, which include both brand name products and the Company's private brand products. Traditional office products include writing instruments, paper products, organizers and calendars and various office accessories. (ii) The Company also offers technology products such as computer supplies and peripherals to computer resellers and office products dealers. (iii) The Company sells office furniture, such as leather chairs, wooden and steel desks and computer furniture. The Company currently offers nearly 4,500 furniture items from 60 different manufacturers. (iv) The Company sells janitorial and sanitation supplies, which includes products in these subcategories: janitorial/sanitation suppliers, foodservice consumables, safety and security items, and paper and packaging supplies.

The Company's customers include independent office products dealers and contract stationers, national mega-dealers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, and e-commerce dealers. No single customer accounted for more than 7.5% of the Company's 2005 consolidated net sales.

The following table shows net sales by product category for 2005, 2004 and 2003 (in millions):

	Years Ended December 31,
	2005	2004	2003
Technology products	$1,856	$1,778	$1,734
Traditional office products	1,262	1,193	1,171
Janitorial and sanitation	700	472	426
Office furniture	520	474	440
Freight revenue	59	56	53
Other	12	18	24

Total net sales	$4,409	$3,991	$3,848

6.    Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2005	2004	2003
Loss on sale of accounts receivable, net of servicing revenue	$6,771	$3,076	$3,450
Write down of assets held for sale	—	300	1,290
Other	264	112	86

Total	$7,035	$3,488	$4,826

7.    Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "Receivables Securitization Program"). Under this $225 million program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of JP Morgan Chase Bank, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.

The Company utilizes this program to fund its cash requirements more cost effectively than under the Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program liquidity was renewed on March 26, 2005. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed below, the Company's Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of December 31, 2005, the Company sold $225.0 million of interests in trade accounts receivable, compared with $118.5 million as of December 31, 2004. Accordingly, trade accounts receivable of $225.0 million as of December 31, 2005 and $118.5 million as of December 31, 2004 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the trust, see the caption "Retained Interest" below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2005 ranged between 2.4% and 4.3%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the program, totaled $6.8 million for 2005, compared with $3.1 million for 2004. Proceeds from the collections under this revolving agreement for 2005 and 2004 were $3.7 billion and $3.6 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $341.5 million and $346.3 million of trade receivables in the trust as of December 31, 2005 and December 31, 2004 was $116.5 million and $227.8 million, respectively. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the trust and written off during 2005 were not material.

8.    Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and deferred stock units are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net income	$97,501	$89,971	$73,002
Denominator:
Denominator for basic earnings per share — Weighted average shares	32,949	33,410	33,116
Effect of dilutive securities:
Employee stock options	663	575	323

Denominator for diluted earnings per share —
Adjusted weighted average shares and the effect of dilutive securities	33,612	33,985	33,439

Net income per common share:
Net income per share — basic	$2.96	$2.69	$2.20
Net income per share — assuming dilution	$2.90	$2.65	$2.18

9.    Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of December 31, 2005	As of December 31, 2004
Revolver	$14,200	$11,200
Industrial development bond, maturing in 2011	6,800	6,800

Total	$21,000	$18,000

The Company has historically used both fixed-rate and variable or short-term rate debt. As of December 31, 2005, 100% of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable bank prime rate or London InterBank Offered Rate ("LIBOR"). As of December 31, 2005, the applicable bank prime interest rate was 7.25% and the one-month LIBOR rate was approximately 4.39%. At year-end funding levels, a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.2 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

Credit Agreement

In March 2003, the Company entered into a Five-Year Revolving Credit Agreement (the "Credit Agreement"), by and among USSC, as borrower, USI, as guarantor, various lenders that from time to time are parties thereto and JP Morgan Chase Bank as administrative agent. The Credit Agreement provides for a revolving credit facility (the "Revolving Credit Facility") with an aggregate committed principal amount of $275 million. The Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type.

Effective June 30, 2004, the Company entered into an amendment (the "Amendment") to the Credit Agreement. Prior to the Amendment, the Credit Agreement restricted the ability of each of USI and USSC to pay dividends or make distributions on its capital stock, other than stock dividends or distributions by USSC to USI to fund certain expenses. It also limited the amount of USSC distributions to USI to enable USI to repurchase its own shares of common stock. The Amendment, among other things, permits stock repurchases, as well as cash dividends and other distributions, up to a new combined aggregate limit equal to (a) the greater of (i) $250 million or (ii) $250 million plus 25% of the Company's consolidated net income (or minus 25% of any loss) in each fiscal quarter beginning June 30, 2003, plus (b) the net cash proceeds received from the exercise of stock options. As the Company had substantially exhausted the approximately $50 million share repurchase limit originally provided under the Credit Agreement, the Amendment provided the Company approximately an additional $200 million to use for share repurchases, dividends or other permitted distributions.

The Credit Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility. The revolving credit facility was set to mature on March 21, 2008 (see "Amended Credit Agreement" below).

Obligations of USSC under the Credit Agreement are guaranteed by USI and certain of USSC's domestic subsidiaries. USSC's obligations under the Credit Agreement and the guarantors' obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC.

Amended Credit Agreement

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the "Amended Agreement") with PNC Bank, N.A. and U.S. Bank, National Association, as Syndication Agents, KeyBank National Association, as Documentation Agent, and JPMorgan Chase Bank, (successor by merger to Bank One, NA (Illinois)), as Agent.The Amended Agreement modifies the Five-Year Revolving Credit Agreement (the "Credit Agreement") discussed above and originally entered into in March 2003.

The Amended Agreement provides for a revolving credit facility with an aggregate committed principal amount of $275 million, unchanged from the Existing Credit Agreement. Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million, a $50 million increase over the Existing Agreement. Under the Amended Agreement, loans outstanding under the revolving credit facility mature on October 12, 2010. Loans outstanding under the Amended

Agreement bear interest at a floating rate (based on the higher of either the bank prime rate or the federal funds rate plus 0.50%), or at USSC's option, LIBOR (as it may be adjusted for reserves) plus a margin of 0.625% to 1.25% per annum, or a combination thereof. The margins applicable to floating rate and LIBOR loans are determined by reference to a pricing matrix based on the total leverage of USI and its consolidated subsidiaries.

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

In addition to the above, the Amended Agreement reduces the interest rate margin applicable to loans outstanding under the facility, reduces applicable commitment fees, removes the fixed-charge financial loan covenant included in the Credit Agreement, increases the permitted size of the Receivables Securitization Program by $50 million, and reduces certain constraints on acquisitions.

Debt maturities under the Amended Credit Agreement as of December 31, 2005, were as follows (in thousands):

Year	Amount
2006	$—
2007	—
2008	—
2009	—
2010	14,200
Later years	—

Total	$14,200

As of December 31, 2005 and 2004, the Company had outstanding letters of credit of $16.0 million and $16.4 million, respectively.

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

The 8.375% Notes were issued on April 15, 1998, pursuant to the 8.375% Notes Indenture. The Notes were unsecured senior subordinated obligations of USSC, and payment of the Notes were fully and unconditionally guaranteed by USI and by USSC's domestic "restricted" subsidiaries that incur indebtedness (as defined in the 8.375% Notes Indenture) on a senior subordinated basis. The Notes were redeemable on or after April 15, 2003, in whole or in part, at a redemption price of 104.188% (percentage of principal amount). The 8.375% Notes were to mature on April 15, 2008, and bore interest at the rate of 8.375% per annum.

At both December 31, 2005 and 2004, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

10.    Leases and Contractual Obligations

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2005 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases(1)
2006	$48,788
2007	45,575
2008	42,349
2009	34,597
2010	28,979
Later years	82,532

Total minimum lease payments	$282,820

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $45.9 million, $39.6 million, and $42.0 million in 2005, 2004, and 2003, respectively.

During 2005, the Company's subsidiary, USSC, entered into an 11-year commercial lease (the "Lease") for approximately 205,000 square feet of office space located at One Parkway North in Deerfield, Illinois. The office space will serve as the Company's corporate headquarters. The Lease will be accounted for as an operating lease. The Lease provides, at the Company's option, to renew the lease for three periods of five years each. The Lease includes common base rent escalations, rent holidays (periods of nonpayment) and landlord allowances. The Lease provides a 14 month full rent holiday and a 4 month partial rent holiday. Under terms of the Lease, the landlord is providing certain "build-out" allowances of approximately $7.1 million for leasehold improvements, of which at December 31, 2005 $5.4 million had been completed.

The Company will amortize these leasehold improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements beginning in the first quarter of 2006. Rent expense associated with the Lease, including base rent, rent escalations and landlord allowances on a straight-line basis over the 11-year term is approximately $2.4 million (pre-tax) annually.

As of December 31, 2005, the Company had unconditional purchase obligations of $7.0 million related to purchases of information technology equipment with various vendors. These purchase obligations were appropriately excluded from the Company's Consolidated Financial Statements as of December 31, 2005.

11.    Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2005, the Company has pension plans covering approximately 4,100 of its employees. Non-contributory plans covering non-union employees provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses October 31 as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Benefit obligation at beginning of year	$95,553	$81,142
Service cost — benefit earned during the period	5,718	4,925
Interest cost on projected benefit obligation	5,666	5,011
Plan amendments	215	132
Actuarial loss	3,097	6,347
Benefits paid	(1,940)	(2,004)

Benefit obligation at end of year	$108,309	$95,553

The accumulated benefit obligation for the plan as of December 31, 2005 and 2004 totaled $99.1 million and $86.6 million, respectively.

Plan Assets and Investment Policies & Strategies

The following table sets forth the change in the plans' assets for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Fair value of plan assets at beginning of year	$60,775	$51,013
Actual return on plan assets	4,500	3,212
Company contributions	4,770	8,554
Benefits paid	(1,940)	(2,004)

Fair value of plan assets at end of year	$68,105	$60,775

The Company's pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2005 and 2004, by asset category are as follows:

Asset Category	2005	2004
Cash	1.1%	4.8%
Equity securities	66.7%	64.7%
Fixed income	32.2%	30.5%

Total	100.0%	100.0%

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

The plan assets are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. On an ongoing basis, the Company reviews plan assets for possible rebalancing among investments to remain consistent with target allocations. Actual plan asset allocations as of December 31, 2005 and 2004 are consistent with the Company's target allocation ranges.

Plan Funded Status

The following table sets forth the plans' funded status as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Funded status of the plan	$(40,204)	$(34,777)
Unrecognized prior service cost	1,905	1,901
Unrecognized net actuarial loss	28,553	26,491

Net amount recognized	$(9,746)	$(6,385)

Amounts Recognized in Consolidated Balance Sheet

	2005	2004
Prepaid benefit cost	$1,454	$445
Accrued benefit liability	(32,493)	(26,316)
Intangible asset	1,905	1,901
Accumulated other comprehensive income	19,388	17,585

Net amount recognized	$(9,746)	$(6,385)

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2005, 2004 and 2003 for pension and supplemental benefit plans includes the following components (in thousands):

	2005	2004	2003
Service cost — benefit earned during the period	$5,718	$4,925	$4,452
Interest cost on projected benefit obligation	5,666	5,011	4,464
Expected return on plan assets	(5,118)	(4,486)	(3,486)
Amortization of prior service cost	210	203	123
Amortization of actuarial loss	1,655	1,147	1,075

Net periodic pension cost	$8,131	$6,800	$6,628

Assumptions Used

The weighted-average assumptions used in accounting for the Company's defined benefit plans are set forth below:

	2005	2004	2003
Assumed discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	3.75%	3.75%	4.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2005 of approximately $2.6 million.

Contributions

The Company expects to contribute $7.1 million to its pension plan in 2006.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2006	$3,387
2007	3,363
2008	4,001
2009	3,847
2010	4,638
2011-2015	37,836

Defined Contribution Plan

The Company has a defined contribution plan. Salaried employees and non-union hourly paid employees are eligible to participate after completing six consecutive months of employment. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching employees' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match employees' contributions were approximately $3.8 million, $3.3 million and $3.1 million in 2005, 2004 and 2003, respectively.

12.    Postretirement Health Benefits

The Company maintains a postretirement plan. The plan is unfunded and provides healthcare benefits to substantially all retired non-union employees and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. The Company uses October 31 as its measurement date to determine its postretirement health benefits obligations.

Accrued Postretirement Benefit Obligation

The following table provides the plan's change in Accrued Postretirement Benefit Obligation ("APBO") for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Benefit obligation at beginning of year	$6,564	$8,113
Service cost — benefit earned during the period	556	500
Interest cost on projected benefit obligation	389	349
Plan participants' contributions	336	355
Actuarial (gain) loss	223	(2,385)
Benefits paid	(491)	(368)

Benefit obligation at end of year	$7,577	$6,564

Plan Assets and Investment Policies & Strategies

The Company does not fund its postretirement benefit plan (see "Plan Funded Status" below). Accordingly, as of December 31, 2005 and 2004, the postretirement benefit plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Fair value of plan assets at beginning of year	$—	$—
Company contributions	155	13
Plan participants' contributions	336	355
Benefits paid	(491)	(368)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

The Company's postretirement benefit plan is unfunded. The following table sets forth the plans' funded status as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Funded status of the plan	$(7,577)	$(6,564)
Unrecognized net actuarial (gain) loss	(1,220)	(1,499)

Accrued postretirement benefit obligation in the Consolidated Balance Sheets	$(8,797)	$(8,063)

Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Service cost — benefit earned during the period	$556	$500	$619
Interest cost on projected benefit obligation	389	349	447
Recognized actuarial gain	(56)	(71)	—

Net periodic postretirement benefit cost	$889	$778	$1,066

Assumptions Used

The weighted-average assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

	2005	2004	2003
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.00%	6.25%

A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2005 of approximately $0.2 million. The postretirement plan states that the Company's medical cost increases for current and future retirees and their dependents are capped at 3%. Because annual medical cost increases are trending above 4% and the Company's portion of any increase is capped at 3%, a 1% increase or decrease in these costs will have no effect on the APBO, the service cost or the interest cost.

13.    Stock Option and Incentive Plans

The Company has six stock option and equity incentive plans. The USI 2004 Long-Term Incentive Plan (the "LTIP"), the USI 1992 Management Equity Plan (the "1992 MEP") and the USI 2000 Management Equity Plan (the "2000 MEP") are administered by the Human Resources Committee, or the USI Board of Directors or by such other committee as may be determined by the USI Board of Directors. The LTIP was approved by stockholders in May 2004. Upon approval of the LTIP, no further awards under the 1992 MEP, 2000 MEP, Retention Grant Plan or Directors Grant Plan have been or will be made. During 2005, 2004 and 2003, options to purchase approximately 0.7 million, 0.8 million and 1.1 million shares of common stock, respectively, were granted under the 1992 MEP, 2000 MEP or LTIP to management employees and directors, with option exercise prices equal to fair market value, generally vesting ratably between three and five years and generally expiring 10 years from the date of grant. As of December 31, 2005, there were approximately 1.0 million shares available for future grant under the LTIP. The Company recorded compensation expense for all of its stock option and incentive plans of a minimal amount in 2005 and $0.1 million each of 2004 and 2003.

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

The following table summarizes the transactions under the 1992 MEP, 2000 MEP and LTIP for the last three years:

1992 MEP, 2000 MEP and LTIP (excluding restricted stock)	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Options outstanding — January 1	3,728,319	$33.30	3,366,487	$30.78	4,088,636	$25.37
Granted	738,840	46.53	779,795	41.74	1,100,300	37.80
Exercised	(645,403)	30.09	(342,047)	28.17	(1,601,501)	22.00
Canceled	(113,974)	37.09	(75,916)	32.64	(220,948)	29.20

Options outstanding — December 31	3,707,782	$36.37	3,728,319	$33.30	3,366,487	$30.78

Number of options exercisable	1,939,246	$32.12	1,715,139	$30.12	1,086,056	$28.39

The following table summarizes outstanding and exercisable options granted under the 1992 MEP, 2000 MEP and LTIP as of December 31, 2005:

Exercise Prices	Outstanding	Weighted Average Exercise Price For Outstanding	Remaining Contractual Life (Years)	Exercisable	Weighted Average Exercise Price For Exercisable
$20.01— 25.00	572,491	$23.72	5.5	370,824	$23.62
25.01— 30.00	469,702	26.99	6.0	461,368	26.96
30.01— 35.00	377,502	32.78	5.2	377,502	32.78
35.01— 40.00	833,615	38.34	7.7	504,789	38.28
40.01— 45.00	678,632	41.43	8.8	208,097	41.40
45.01—$50.00	775,840	46.61	9.8	16,666	46.89

Total	3,707,782	$36.37	7.5	1,939,246	$32.12

LTIP

In March 2004, USI's Board of Directors adopted the LTIP to, among other things, attract and retain excellent managerial talent, further align the interest of key employees to those of the Company and provide competitive compensation to key employees. In May 2004, the Company's stockholders approved the LTIP. Key employees and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. During 2005, the Company granted stock options under the LTIP covering an aggregate of 0.7 million shares of USI common stock. In addition, the Company granted 2,500 shares of restricted stock under the LTIP during 2005.

Retention Grant Plan

During 2001, the Company established a Retention Grant Plan (the "Retention Plan") to retain key executives and to provide additional incentive for such key executives to achieve the objectives and promote the business success of the Company by providing such individuals opportunities to acquire USI common shares through the settlement of deferred stock units. Each deferred stock unit is equal to one share of USI's common stock. The maximum number of deferred stock units that may be granted under the Retention Plan is 270,000. During 2001, 100,000 deferred stock units were granted with a cliff vesting of eight years, subject to certain accelerated vesting conditions. The value of the grant of $24.25 per deferred stock unit was established by the market price of USI's common stock on the date of the grant. As a result of meeting the accelerated vesting conditions, 25,000 deferred stock units vested during 2002. The remaining 75,000 stock units were forfeited. No compensation expense was recognized during 2005, 2004, or 2003 in connection with the Retention Plan. No future awards will be made under this plan.

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

For the year ended December 31, 2005 and 2004, the Company recorded compensation expense of approximately $0.3 million in each year related to this plan. As of December 31, 2005 and 2004, the accumulated number of stock units outstanding under this plan was 38,409 and 37,461, respectively.

14.    Preferred Stock

USI's authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI's Board of Directors upon issuance. As of December 31, 2005, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

15.    Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Currently payable
Federal	$52,980	$48,553	$46,876
State	7,033	4,457	5,863

Total currently payable	60,013	53,010	52,739
Deferred, net—
Federal	(1,277)	(179)	(3,760)
State	(148)	(2)	(484)

Total deferred, net	(1,425)	(181)	(4,244)

Provision for income taxes	$58,588	$52,829	$48,495

The Company's effective income tax rates for the years ended December 31, 2005, 2004 and 2003 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2005		2004		2003
	2005 Amount	% of Pre-tax Income	2004 Amount	% of Pre-tax Income	2003 Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$54,630	35.0%	$49,979	35.0%	$44,664	35.0%
State and local income taxes — net of federal income tax benefit	4,475	2.8%	2,896	2.0%	3,446	2.7%
Non-deductible and other	(517)	-0.3%	(46)	—	385	0.3%

Provision for income taxes	$58,588	37.5%	$52,829	37.0%	$48,495	38.0%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2005		2004
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$29,576	$—	$24,057	$—
Allowance for doubtful accounts	5,906	—	4,962	—
Inventory reserves and adjustments	—	16,072	—	12,372
Depreciation and amortization	—	33,974	—	31,972
Restructuring costs	2,804	—	3,749	—
Reserve for stock option compensation	17	—	460	—
Intangibles arising from acquisitions	—	8,210	—	261
Other	—	1,407	355	—

Total	$38,303	$59,663	$33,583	$44,605

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

16.    Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Years Ended December 31,
	2005	2004	2003
Cash Paid During the Year For:
Interest	$1,321	$955	$7,336
Discount on the sale of trade accounts receivable	6,157	2,686	2,993
Income taxes, net	55,271	42,222	40,300

During 2005, the Company signed an 11-year operating lease (the "Lease") for its new corporate headquarters. The Lease provides for certain landlord "build-out" allowances of approximately $7.1 million. These build-out allowances are provided to the Company in the form of payment by the landlord directly to third-parties and are therefore a non-cash item for the Company. As of December 31, 2005, completed landlord allowances totaled $5.4 million.

17.    Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments approximates their net carrying values. The estimated fair value of the Company's financial instruments are as follows (in thousands):

	As of December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,415	$17,415	$15,719	$15,719
Accounts receivable, net	237,176	237,176	184,512	184,512
Retained interest in receivables sold, net	116,538	116,538	227,807	227,807
Accounts payable	447,142	447,142	402,794	402,794
Long-term debt	21,000	21,000	18,000	18,000

18.    Other Assets and Liabilities

Other assets and liabilities as of December 31, 2005 and 2004 were as follows (in thousands):

	As of December 31,
	2005	2004
Other Long-Term Assets, net:
Capitalized software projects (net of amortization of $24,386 and $19,877)	$26,403	$13,943
Assets held for sale	7,898	—
Other	7,301	5,984

Total other long-term assets, net	$41,602	$19,927

Other Long-Term Liabilities:
Accrued pension obligation	$27,040	$21,546
Deferred rent	10,365	—
Postretirement benefits	8,797	8,063
Restructuring reserves	6,278	8,893
Other	5,738	8,354

Total other long-term liabilities	$58,218	$46,856

19.    Quarterly Financial Data—Unaudited

	Net Sales	Gross Profit	Net Income	Net Income Per Share— Basic	Net Income Per Share— Assuming Dilution(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2005:
First Quarter	$1,060,943	$156,985	$26,992	$0.81	$0.80
Second Quarter	1,078,400	150,896	20,878	0.63	0.62
Third Quarter	1,166,360	166,916	26,116	0.79	0.77
Fourth Quarter	1,102,843	170,519	23,515	0.73	0.72

Total	$4,408,546	$645,316	$97,501	$2.96	$2.90

Year Ended December 31, 2004:
First Quarter	$987,866	$147,583	$23,379	$0.69	$0.68
Second Quarter	966,678	142,745	21,029	0.63	0.62
Third Quarter(2)	1,028,833	152,794	26,315	0.79	0.78
Fourth Quarter(3)	1,007,813	139,094	19,248	0.58	0.57

Total	$3,991,190	$582,216	$89,971	$2.69	$2.65

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

Based on this evaluation, and subject to the inherent limitations noted below in this Item 9A, the Company's management (including its CEO and CFO) concluded that, as of December 31, 2005, the Company's Disclosure Controls were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting that occurred during the last quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions "Proposal 1: Election of Directors" and "Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance" in USI's Proxy Statement for its 2006 Annual Meeting of Stockholders ("2006 Proxy Statement") is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee's composition and the presence of an "audit committee financial expert" is incorporated herein by reference to the information under the captions "Governance and Board Matters—Board Committees—General" and "—Audit Committee" in USI's 2006 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in USI's 2006 Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in USI's 2006 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders—Security Ownership of Management" in USI's 2006 Proxy Statement. Information relating to securities authorized for issuance under United's equity plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in USI's 2006 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in USI's 2006 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information" and "—Audit Committee Pre-Approval Policy" in USI's 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)        The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	36
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	38
	Report of Independent Registered Public Accounting Firm	39
	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	40
	Consolidated Balance Sheets as of December 31, 2005 and 2004	41
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003	42
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	43
	Notes to Consolidated Financial Statements	44
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	80
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI's file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.30 through 10.58, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of July 1, 2000, among USSC, Corporate Express, Inc. and Corporate Express CallCenter Services, Inc. (Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 (the "2000 Form 10-K"))
2.2	Asset Purchase Agreement, dated June 14, 2000, among USSC, Axidata (1998) Inc. and Miami Computer Supply Corporation (Exhibit 2.5 to the Company's 2000 Form 10-K)
2.3	Stock Purchase Agreement, dated as of December 19, 2000, among Lagasse Bros., Inc., The Peerless Paper Mills and the shareholders of The Peerless Paper Mills (Exhibit 2.6 to the Company's 2000 Form 10-K)
2.4	Purchase and Sale Agreement, dated May 19, 2005, among Lagasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)
2.5	Amendment Number One to Purchase and Sale Agreement, dated May 19, 2005, among Lasasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)
3.1	Second Restated Certificate of Incorporation of USI, dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2	Amended and Restated Bylaws of USI, dated as of October 21, 2004 (Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 21, 2004)
4.1	Rights Agreement, dated as of July 27, 1999, by and between USI and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)

4.2	Amendment to Rights Agreement, effective as of April 2, 2002, by and among USI, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002)
10.1	Five-Year Revolving Credit Agreement, dated as of March 21, 2003, among USSC as borrower, USI as a credit party, the lenders from time to time thereunder (the "Lenders") and Bank One, NA, as administrative agent (Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K"))
10.2	Amendment to Five-Year Revolving Credit Agreement, dated as of June 30, 2004, among USSC as borrower, USI as a credit party, the lenders from time to time thereunder and Bank One, NA, as administrative agent (Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004 (the "Form 10-Q filed on August 6, 2004"))
10.3	Amended and Restated Five-Year Revolving Credit Agreement, dated as of October 12, 2005, by and among United, as a credit party, USSC, as borrower and PNC Bank, N.A. and U.S. Bank, National Association, as Syndication Agents, KeyBank National Association, as Documentation Agent, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Illinois)), as Agent (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2005, filed on October 31, 2005)
10.4	Pledge and Security Agreement, dated as of March 21, 2003, by and between USSC as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively, the "Initial Guarantors"), and Bank One, NA as agent for the Lenders (Exhibit 4.9 to the 2002 Form 10-K)
10.5	Guaranty, dated as of March 21, 2003, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)
10.6	Second Amended and Restated Receivables Sale Agreement, dated as of March 28, 2003, among USSC, as seller, USFS, as purchaser, and United Stationers Financial Services LLC ("USFS") USFS, as servicer (Exhibit 10.2 to the 2002 Form 10-K)
10.7	Amended and Restated USFS Receivables Sale Agreement, dated as of March 28, 2003, among USFS, as seller, USS Receivables Company, Ltd. ("USSR"), as purchaser, and USFS as servicer (Exhibit 10.4 to the 2002 Form 10-K)
10.8	Second Amended and Restated Servicing Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, USSC, as support provider, and Bank One, NA, as trustee (Exhibit 10.6 to the 2002 Form 10-K)
10.9	Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, and Bank One, NA, as trustee (Exhibit 10.8 to the 2002 Form 10-K)
10.10	Series 2003-1 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Bank One, NA, as funding agent, Falcon Asset Securitization Corporation, as initial purchaser, the other parties from time to time thereto, and Bank One, NA, as trustee (Exhibit 10.9 to the 2002 Form 10-K)
10.11	Second Amended and Restated Series 2000-2 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and Bank One, NA, as trustee (Exhibit 10.11 to the 2002 Form 10-K)
10.12	Series 2004-1 Supplement, dated as of March 26, 2004 to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003 by and among Fifth Third Bank (Chicago) and JPMorgan Chase Bank (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).
10.13	Omnibus Amendment, dated as of March 26, 2004, by and among USSC, USSR, USFS, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding Corporation, Bank One, NA (Main Office Chicago) and JPMorgan Chase Bank (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).
10.14	Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the "1995 S-1")
10.15	Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the "2003 Form 10-K")

10.16	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC (Exhibit 10.8 to the Company's 2001 Form 10-K)
10.17	Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999)
10.18	Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc. (Exhibit 10.34 to the Company's 1995 S-1)
10.19	Second Amendment to Industrial Lease, dated November 15, 2001 between Carol Point, LLC and USSC (Exhibit 10.12 to the 2003 Form 10-K)
10.20	First Amendment to Industrial Lease dated January 23, 1997 between ERI-CP, Inc. (successor to Carol Point Builders I) and USSC (successor to Associated Stationers, Inc.) (Exhibit 10.56 to the Company's Form S-2 (SEC File No.-333-34937) filed on October 3, 1997).
10.21	Lease Agreement, dated April 19, 2000, between Corporate Estates, Inc., Mitchell Investments, LLC and USSC (Exhibit 10.39 to the 2000 Form 10-K)
10.22	Lease Agreement, dated July 30, 1999, between Valley View Business Center, Ltd. and USSC (Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 8, 2000)
10.23	Sixth Amendment to Lease, dated December 19, 2003, between Three Thirty Nine-M-Edison and USSC (Exhibit 10.17 to the 2003 Form 10-K)
10.24	Lease Agreement, dated March 15, 2000, between Troy Hill I LLC and USSC (Exhibit 10.42 to the Company's 2000 Form 10-K)
10.25	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC (Exhibit 10.16 to the Company's 2001 Form 10-K)
10.26	First Amendment to Industrial Lease Agreement, dated October 1, 2002, between Allianz Life Insurance Co. of North America and USSC (Exhibit 10.20 to the 2003 Form 10-K)
10.27	Industrial Net Lease, effective January 16, 2002, by and between The Order People Company and New West Michigan Industrial Investors, L.L.C. and assigned to USSC (Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
10.28	Industrial/Commercial Single Tenant Lease — Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company's 2004 Form 10-K, filed March 16, 2005)
10.29	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2005)
10.30	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 ("Form 10-Q filed on November 14, 2002"))**
10.31	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.32	United Stationers Inc. Retention Grant Plan (Exhibit 10.20 to the Company's 2001 Form 10-K)**
10.33	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan (Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)**
10.34	United Stationers Inc. Directors Grant Plan (Exhibit 10.22 to the Company's 2001 Form 10-K)**
10.35	United Stationers Inc. 2004 Long-Term Incentive Plan (Appendix A to United's Proxy Statement for its 2004 Annual Meeting of Stockholders, filed with the SEC on March 23, 2004)**
10.36	Form of grant letter used for grants of non-qualified options to non-employee directors under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 3, 2004 (the "September 3, 2004 Form 8-K"))**
10.37	Form of grant letter used for grants of non-qualified stock options to employees under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K) **
10.38	Form of restricted stock award agreement under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 21, 2004) **
10.39	United Stationers Inc. Amended and Restated Management Incentive Plan (Appendix A to United's definitive proxy statement filed on April 4, 2005)**
10.40	United Stationers Supply Co. Deferred Compensation Plan (Exhibit 10.48 to the Company's 2000 Form 10-K)**

10.41	First Amendment to the United Stationers Supply Co. Deferred Compensation Plan, effective as of November 30, 2001 (Exhibit 10.25 to the Company's 2001 Form 10-K)**
10.42	Officer Medical Reimbursement Plan, as in effect as of December 22, 2003 (Exhibit 10.30 to the 2003 Form 10-K)**
10.43	Executive Employment Agreement, effective as of July 22, 2002, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 2002)**
10.44	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2003, by and among USI, USSC and Richard W. Gochnauer (Exhibit 10.40 to the 2002 Form 10-K)**
10.45	Amendment No. 2 to Executive Employment Agreement, dated as of December 31, 2003, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.33 to the 2003 Form 10-K)**
10.46	Form of Executive Employment Agreement effective as of July 1, 2002, entered into by USI and USSC with each of Mark J. Hampton, Joseph R. Templet and Jeffrey G. Howard (Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2002)**
10.47	Form of Executive Employment Agreement, effective as of July 1, 2002 entered into by USI and USSC with each of Kathleen S. Dvorak and John T. Sloan (Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 2002)**
10.48	Amendment No. 1 to Executive Employment Agreement, effective as of December 16, 2002, by and among USI, USSC and John T. Sloan (Exhibit 10.37 to the 2002 Form 10-K)**
10.49	Executive Employment Agreement, dated March 14, 2005, among United, USSC and Stephen A. Schultz (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)**
10.50	Form of Executive Employment Agreement entered into by USI and USSC with each of S. David Bent and P. Cody Phipps (Exhibit 10.2 to the Form 10-Q filed on August 6, 2004)**
10.51	Amendment No. 1 to Executive Employment Agreement, dated as of March 14, 2005, among USI, USSC and P. Cody Phipps (Exhibit 10.49 to the Company's 2004 Form 10-K, filed March 16, 2005)**
10.52	Form of Indemnification Agreement entered into between USI directors and various executive officers of USI (Exhibit 10.36 to the Company's 2001 Form 10-K)**
10.53	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of Richard W. Gochnauer, Mark J. Hampton, Joseph R. Templet, and other directors and executive officers of USI (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
10.54	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of S. David Bent and P. Cody Phipps (Exhibit 10.3 to the Form 10-Q filed on August 6, 2004)**
10.55	Executive Employment Agreement, effective as of October 19, 2004, among United, USSC and Patrick T. Collins (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 21, 2004)**
10.56	United Stationers Supply Co. Severance Pay Plan, as in effect as of August 1, 2004 (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004)**
10.57	Summary of Board of Directors Compensation (Exhibit 10.55 to the Company's 2004 Form 10-K, filed March 16, 2005)**
10.58	Summary of compensation of certain executive officers of United (Exhibit 10.56 to the Company's 2004 Form 10-K, filed March 16, 2005)**
21*	Subsidiaries of USI
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of March 3, 2006, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
31.2*	Certification of Chief Financial Officer, dated as of March 3, 2006, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Kathleen S. Dvorak
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated March 3, 2006, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer and Kathleen S. Dvorak

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

Dated: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	March 3, 2006
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	President and Chief Executive Officer (Principal Executive Officer) and a Director	March 3, 2006
/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2006
/s/ CHARLES K. CROVITZ Charles K. Crovitz	Director	March 3, 2006
/s/ DANIEL J. GOOD Daniel J. Good	Director	March 3, 2006
/s/ ILENE S. GORDON Ilene S. Gordon	Director	March 3, 2006
/s/ ROY W. HALEY Roy W. Haley	Director	March 3, 2006
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	March 3, 2006
/s/ JOHN J. ZILLMER John J. Zillmer	Director	March 3, 2006
/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	March 3, 2006

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2003	19,867	8,018	(10,952)	16,933
2004	16,933	7,014	(8,380)	15,567
2005	15,567	6,535	(3,798)	18,304

(1)
—net of any recoveries

(2)
—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.