Form 10-Q
period 2006-03-31
UNITED STATIONERS INC
filed 2006-05-08
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

On May 1, 2006, the registrant had outstanding 31,585,306 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income for the three-month period ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to a change in accounting principle for supplier allowances. On January 1, 2006, United Stationers Inc. and Subsidiaries began reporting its Azerty United Canada operations as a discontinued operation resulting in a revision to the December 31, 2005 consolidated balance sheet. We have not audited the revised balance sheet reflecting the reporting of discontinued operations.

/s/ Ernst & Young LLP

Chicago, Illinois
May 4, 2006

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	As of March 31, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,058	$17,415
Accounts receivable, less allowance for doubtful accounts of $14,401 in 2006 and $13,609 in 2005	189,279	224,552
Retained interest in receivables sold, less allowance for doubtful accounts of $4,586 in 2006 and $4,695 in 2005	162,828	116,538
Inventories	623,473	657,034
Other current assets	22,220	28,791
Current assets of discontinued operations	34,467	41,537
Total current assets	1,046,325	1,085,867

Property, plant and equipment, at cost	366,951	379,097
Less - accumulated depreciation and amortization	188,244	195,479
Net property, plant and equipment	178,707	183,618

Intangible assets, net	29,267	29,879
Goodwill	226,029	227,638
Other	22,445	15,199
Total assets	$1,502,773	$1,542,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$441,634	$441,390
Accrued liabilities	158,556	163,314
Deferred credits	32,162	51,738
Current liabilities of discontinued operations	8,661	8,420
Total current liabilities	641,013	664,862

Deferred income taxes	27,882	29,609
Long-term debt	7,300	21,000
Other long-term liabilities	55,495	58,218
Total liabilities	731,690	773,689

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000
shares, issued - 37,217,814 in 2006 and 2005	3,722	3,722
Additional paid-in capital	347,850	344,628
Treasury stock, at cost -5,658,293 shares in 2006 and
5,340,443 shares in 2005	(212,914)	(194,334)
Retained earnings	636,149	618,109
Accumulated other comprehensive loss, net of tax	(3,724)	(3,613)
Total stockholders’ equity	771,083	768,512
Total liabilities and stockholders’ equity	$1,502,773	$1,542,201

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Net sales	$1,148,230	$1,019,457
Cost of goods sold	972,953	862,975

Gross profit	175,277	156,482

Operating expenses:
Warehousing, marketing and administrative expenses	140,870	109,124
Restructuring charge reversal	(3,522)	—
Total operating expenses	137,348	109,124

Operating income	37,929	47,358

Interest expense, net	1,403	708

Other expense, net	2,840	1,087

Income from continuing operations before income taxes	33,686	45,563

Income tax expense	12,820	17,252

Income from continuing operations	20,866	28,311

Loss from discontinued operations, net of tax	(2,826)	(1,319)

Net income	$18,040	$26,992

Net income per share - basic:
Net income per common share - continuing operations	$0.66	$0.85
Loss per share - discontinued operations	(0.09)	(0.04)
Net income per share - basic	$0.57	$0.81
Average number of common shares outstanding - basic	31,641	33,184

Net income per share - diluted:
Net income per common share - continuing operations	$0.65	$0.84
Loss per share - discontinued operations	(0.09)	(0.04)
Net income per share - diluted	$0.56	$0.80
Average number of common shares outstanding - diluted	32,316	33,807

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Cash Flows From Operating Activities:
Net income	$18,040	$26,992
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,711	7,059
Share-based compensation	2,096	—
Write-off of capitalized software development costs	6,501	—
Impairment charge associated with discontinued operations	3,601	—
Gain on the disposition of plant, property and equipment	(152)	(2)
Amortization of capitalized financing costs	196	159
Excess tax benefits related to share-based compensation	(1,048)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease in accounts receivable, net	34,499	49,328
Increase in retained interest in receivables sold, net	(46,290)	(80,778)
Decrease in inventory	37,434	29,740
Decrease (increase) in other assets	4,712	(2,468)
Increase (decrease) in accounts payable	2,381	(5,525)
(Decrease) increase in accrued liabilities	(10,013)	4,167
Decrease in deferred credits	(19,575)	(17,819)
(Decrease) increase in deferred taxes	(1,727)	652
Decrease in other liabilities	(2,725)	(3,906)
Net cash provided by operating activities	36,641	7,599

Cash Flows From Investing Activities:
Capital expenditures	(7,669)	(7,266)
Proceeds from the disposition of property, plant and equipment	296	—
Net cash used in investing activities	(7,373)	(7,266)

Cash Flows From Financing Activities:
Net borrowings under revolver	(13,700)	600
Issuance of treasury stock	5,481	1,531
Acquisition of treasury stock, at cost	(24,554)	—
Excess tax benefits related to share-based compensation	1,048	—
Payment of employee withholding tax related to stock option exercises	(896)	(266)
Net cash (used in) provided by financing activities	(32,621)	1,865

Effect of exchange rate changes on cash and cash equivalents	(4)	30
Net change in cash and cash equivalents	(3,357)	2,228
Cash and cash equivalents, beginning of period	17,415	15,719
Cash and cash equivalents, end of period	$14,058	$17,947

Other Cash Flow Information:
Income taxes paid, net	$(2,595)	$396
Interest paid	976	512
Loss on the sale of accounts receivable	2,761	1,107

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2005, which was derived from the December 31, 2005 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information.

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

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with 2005 net sales of $4.3 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 50,000 items from over 600 manufacturers. These items include a broad spectrum of traditional office products, technology products, office furniture, janitorial/sanitation supplies, and foodservice consumables. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 66 distribution centers to approximately 20,000 resellers, who in turn sell directly to end-consumers.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet presentation and did not impact the Statements of Income. Specifically, the Company reclassified capitalized software costs from “Other Assets” to “Property, Plant and Equipment” beginning in the first quarter of 2006, with prior periods updated to conform to this presentation. For the three months ended March 31, 2005, $3.2 million in operating cash outflows were reclassified as cash outflows from investing activities.

Discontinued Operations

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the “Canadian Division”). Net sales of the Canadian Division for the first quarter of 2006 and 2005 totaled $28.8 million and $41.5 million, respectively, primarily of products within the technology product category. The Company expects to have no significant continuing involvement in the Canadian Division upon final divestiture. Based on the Company’s intention to sell the Canadian Division, the carrying value of its assets and liabilities were adjusted to approximate fair value, less cost to sell. As a result, the Company recorded a $3.6 million pre-tax ($2.3 million, net of a tax benefit of $1.3 million) impairment charge during the first quarter of 2006. The Company has segregated the results of operations of the Canadian Division and reported them as “discontinued operations” for all periods presented. For the first quarter of 2006, the loss from the Canadian Division (including the above impairment charge) totaled $4.5 million pre-tax ($2.8 million, net of tax benefit of $1.7 million), compared to $2.1 million ($1.3 million, net of tax benefit of $0.8 million) for the first quarter of 2005. The assets and liabilities of the Canadian Division are classified and reported as discontinued operations within the Company’s Condensed Consolidated Balance Sheets for all periods presented.

Common Stock Repurchase

As of March 31, 2006, the Company had authority from its Board of Directors and is permitted under its debt agreements to additionally repurchase up to $51.9 million of USI common stock. During the first quarter of 2006, the Company repurchased 496,250 shares of common stock at a cost of $24.6 million. During the same three-month period in 2005, the Company did not repurchase any of its common stock. A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in thousands, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2005 Authorization		$75.0
2004 Authorization		100.0
2002 Authorization (completed)		50.0

Repurchases:
2006 repurchases	$(24.6)		496,250
2005 repurchases	(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(173.1)	4,222,553
Remaining repurchase authorized at March 31, 2006		$51.9

All share repurchases were executed under three separate authorizations given by the Company’s Board of Directors on the respective dates noted in the table above. Effective on June 30, 2004, the Company entered into an Amended Credit Agreement (as defined) that, among other things, increased the stock repurchase limit by $200 million.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first quarter of 2006 and 2005, the Company reissued 126,700 and 46,319 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

During the first quarter of 2006, approximately 40% to 45% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 55% to 60% of the Company’s estimated supplier allowances and incentives during the first quarter of 2006 were variable, based on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s estimated annual allowance rate applied to actual inventory purchases during the period. Supplier allowances are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (primarily because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach supplier allowance growth hurdles. To the extent the Company’s annual sales volumes or product sales mix differ from those estimated, the variable allowance rates for the current period may be overstated or understated.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, property and general liability and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation claims.

Leases

The Company leases real estate and personal property under operating leases. Certain operating leases include incentives from landlords including, landlord “build-out” allowances, rent escalation clauses and rent holidays or periods in which rent is not payable for a certain amount of time. The Company accounts for landlord “build-out” allowances as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. The Company also recognizes leasehold improvements associated with the “build-out” allowances as a component of property, plant and equipment and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements.

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of March 31, 2006, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 82% of total inventory at March 31, 2006 and 81% of total inventory at December 31, 2005, has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $41 million and $38.8 million higher than reported at March 31, 2006 and December 31, 2005, respectively. The Company also records inventory reserves for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserves are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. As of March 31, 2006, the Company has classified three facilities with total net book value of $14.9 million from property, plant and equipment to “held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets.

Capitalized Software Development Costs

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software development costs are included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheet and totaled the following as of March 31, 2006 and December 31, 2005 (in thousands):

	As of March 31, 2006	As of December 31, 2005
Capitalized software development costs	$54,897	$50,789
Write-off of capitalized software development costs	(6,501)	—
Accumulated amortization	(25,679)	(24,386)
Net capitalized software development costs	$22,717	$26,403

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS 154, as applicable, beginning in fiscal 2006 and did not have a material impact on its financial position or results of operations.

3.              Share-Based Compensation

At March 31, 2006, the Company had six share-based employee compensation plans. Historically, the majority of awards issued under these plans have been stock options with service-type conditions. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under this prior accounting treatment, the Company recorded a nominal amount of compensation expense for the first quarter of 2005, since the respective options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. The Company’s adoption of SFAS No. 123(R) did not result in any cumulative effect of an accounting change. Under this modified-prospective transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), the Company recorded a pre-tax charge of $2.1 million ($1.3 million after-tax), or $0.04 per diluted share, for share-based compensation during the first quarter of 2006. The total intrinsic value of options exercised was $2.8 million for the first quarter of 2006 and $0.8 million for the first quarter of 2005. As of March 31, 2006, there was $13.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Company’s Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The $1.0 million excess tax benefit classified as a financing cash inflow on the Consolidated Statement of Cash Flows would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Stock options generally vest over three years and have a term of 10 years. Compensation costs for all stock options is recognized, net of estimated forfeitures, on a straight-line basis as one award typically over the vesting period. Fair values for stock options granted during the first quarter of 2006 and 2005 were estimated using the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2006	2005
Fair value of options granted	$16.14	$11.85
Exercise price	49.59	44.03
Expected stock price volatility	41.2%	27.8%
Risk-free interest rate	4.3%	4.2%
Expected life of options (years)	3	3
Expected dividend yield	0.0%	0.0%

The following table summarizes the transactions under the Company’s equity compensation plans for the first quarter of 2006:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - January 1, 2006	3,707,782	$36.37
Granted	16,939	49.59
Exercised	(141,053)	30.70
Canceled	(13,666)	42.12
Options outstanding - March 31, 2006	3,570,002	$36.40	7.2	$58,692

Number of options exercisable	1,858,792	$31.75	6.0	$39,045

The following table illustrates the effect on net income and earnings per share if the Company had applied the recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and expensed based on the options’ vesting periods (in thousands):

For the Three Months Ended March 31, 2005

Net income, as reported	$26,992
Add: Stock-based employee compensation expense included in reported net income, net of tax	23
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,331)
Pro forma net income	$25,684

Net income per share - basic:
As reported	$0.81
Pro forma	0.77

Net income per share - diluted:
As reported	$0.80
Pro forma	0.76

4.              Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. The Company tests goodwill for impairment annually and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the fair value of the reporting unit computed by independent appraisals.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. As of March 31, 2006 and December 31, 2005, the Company had $29.3 million and $29.9 million, respectively, in net intangible assets. Net intangible assets as of March 31, 2006 and December 31, 2005, consist primarily of customer lists and non-compete intangible assets purchased as part of the Sweet Paper acquisition (see “Acquisition of Sweet Paper” below). Amortization of intangible assets purchased as part of the Sweet Paper acquisition totaled $0.6 million for the first quarter of 2006. Accumulated amortization of intangible assets at March 31, 2006 and December 31, 2005 was $2.0 million and $1.4 million, respectively.

Acquisition of Sweet Paper

On May 31, 2005, the Company’s Lagasse, Inc. (“Lagasse”) subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Sales Corp. and substantially all of the assets of four affiliates of Sweet Paper Sales Group, Inc. (collectively, “Sweet Paper”), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $123.5 million, including $2.2 million in transaction costs and net of cash acquired. The acquisition will enable the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts. The purchase price was financed through the Company’s Receivables Securitization Program and is subject to post-closing adjustments. The Company’s Condensed Consolidated Financial Statements include Sweet Paper’s results of operations from June 1, 2005 and are not deemed material for purposes of providing pro forma financial information.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on a preliminary purchase price allocation, $63.1 million has been allocated to goodwill and $29.4 million to amortizable intangible assets. During the first quarter of 2006, the Company made $1.6 million in adjustments to the preliminary purchase price allocation (reducing goodwill by such amount), resulting from changes in amounts assigned to accounts payable and changes in expected liabilities associated with a purchase accounting reserve established for closure of certain Sweet

Paper locations. The intangible assets purchased include customer lists and certain non-compete agreements. The weighted average useful life of the intangible assets is expected to be approximately 13 years. Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Preliminary Purchase Price Allocation (dollars in thousands)

Purchase price, net of cash acquired		$123,530

Allocation of Purchase Price:
Accounts receivable, net	$(36,250)
Inventories	(35,060)
Other current assets	(317)
Property, plant & equipment	(2,131)
Intangible assets	(29,400)
Total assets acquired		(103,158)

Trade accounts payable	$30,200
Accrued liabilities	4,416
Deferred tax liability	8,095
Total liabilities assumed		42,711
Amount to goodwill		$63,083

5.              Restructuring and Other Charges

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

During the first quarter of 2006, the Company reversed $3.5 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 Restructuring Plan. The Company will now make use of previously unused space in its Memphis distribution center for operations related to the Company’s global sourcing initiative and to expand Lagasse’s distribution capability for foodservice consumables.

As of March 31, 2006 and December 31, 2005, the Company had accrued restructuring costs on its balance sheet of approximately $3.4 million and $7.5 million, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the first quarter of 2006 and 2005 totaled $0.6 million and $0.2 million, respectively.

6.              Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the Three Months Ended March 31,
(dollars in thousands)	2006	2005

Net income	$18,040	$26,992
Unrealized currency translation adjustment	(111)	214
Total comprehensive income	$17,929	$27,206

7.              Earnings Per Share

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

	For the Three Months Ended March 31,
	2006	2005

Numerator:
Net income	$18,040	$26,992

Denominator:
Denominator for basic earnings per share - weighted average shares	31,641	33,184

Effect of dilutive securities:
Employee stock options	675	623

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	32,316	33,807

Net income per share:
Net income per share - basic	$0.57	$0.81
Net income per share - diluted	$0.56	$0.80

8.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The Amended Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of March 31, 2006	As of December 31, 2005
Revolver	$500	$14,200
Industrial development bond, maturing in 2011	6,800	6,800
Total	$7,300	$21,000

As of March 31, 2006 and December 31, 2005, 100% of the Company’s outstanding debt was priced at variable interest rates, based primarily on the applicable bank prime rate or one-month London InterBank Offered Rate (“LIBOR”). At funding levels at March 31, 2006 (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.1 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

Credit Agreement and Other Debt

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million. Under the Amended Agreement and Revolving Credit Facility, loans outstanding under the revolving credit facility mature on October 12, 2010. As of March 31, 2006 and December 31, 2005, the Company had $0.5 million and $14.2 million, respectively, outstanding under the Revolving Credit Facility (maturing in October 2010).

Obligations of USSC under the Amended Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries. USSC’s obligations under the Credit Agreement and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC.

The Amended Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility provided for in the Amended Agreement.  As of March 31, 2006 and December 31, 2005, outstanding standby letters of credit totaled $16.1 million and $16.0 million, respectively.

In addition, as of both March 31, 2006 and December 31, 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

9.              Receivables Securitization Program

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

The Company utilizes this program to fund its cash requirements more cost effectively than under the Credit Agreement. Standby liquidity funding is committed for only 364 days and must be renewed before maturity in order for the program to continue. The program liquidity was renewed on March 26, 2006. The program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company’s Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. As of  March 31, 2006, the Company sold $215.0 million of interests in trade accounts receivable, compared with $225.0 million as of December 31, 2005. Accordingly, trade accounts receivable of $215.0 million as of March 31, 2006 and $225.0 million as of December 31, 2005 are excluded from the Condensed Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the three month period ended March 31, 2006 ranged between 4.9% and 5.2%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $2.8 million for the first quarter of 2006, compared with $1.1 million for the first quarter of 2005. Proceeds from the collections under this revolving agreement for both the first quarter 2006 and 2005 totaled $0.9 billion. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $377.8 million and $341.5 million of trade receivables in the trust as of March 31, 2006 and December 31, 2005 was $162.8 million and $116.5 million, respectively. The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during the first quarter of 2006 were not material.

10.       Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Consolidated Financial Statements for the year ended December 31, 2005. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the first quarter ended March 31, 2006 and 2005 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2006	2005
Service cost - benefit earned during the period	$1,492	$1,429
Interest cost on projected benefit obligation	1,600	1,416
Expected return on plan assets	(1,437)	(1,279)
Amortization of prior service cost	56	53
Amortization of actuarial loss	435	414
Net periodic pension cost	$2,146	$2,033

	Postretirement Health Care
	For the Three Months Ended March 31,
	2006	2005
Service cost - benefit earned during the period	$156	$139
Interest cost on projected benefit obligation	101	97
Amortization of actuarial gain	(23)	(14)
Net periodic postretirement health care benefit cost	$234	$222

The Company did not make any cash contributions to its pension plans during the first quarter of 2006 or 2005.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions. The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $0.9 million for the Company match of employee contributions to the 401(k) Plan during both the first quarter of 2006 and 2005.

11. Other Assets and Liabilities

Other assets and liabilities as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	As of March 31, 2006	As of December 31, 2005
Other Assets:
Assets held for sale	$14,900	$7,898
Unamortized financing costs	2,285	2,127
Other	5,260	5,174
Total other assets	$22,445	$15,199

Other Long-Term Liabilities:
Accrued pension obligation	$27,040	$27,040
Deferred rent	11,212	10,365
Postretirement benefits	9,045	8,797
Restructuring reserves	2,726	6,278
Other	5,472	5,738
Total other long-term liabilities	$55,495	$58,218

12.          Subsequent Event

On May 4, 2006, the Company executed a definitive sale agreement with Synnex Canada Limited for the sale of certain assets of the Company’s Canadian Division. Terms of the agreement provide for the buyer to assume certain liabilities of the Canadian Division and to offer employment to some of the current employees of the Canadian Division. The transaction is expected to close during the second quarter of 2006.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Business Overview and Recent Results

The Company is North America’s largest broad line wholesale distributor of business products, with 2005 net sales of $4.3 billion. Through its national distribution network, the Company distributes its products to over 20,000 resellers, who in turn sell directly to end-consumers. Products are distributed through the Company’s network of 66 distribution centers. The following are key trends or events impacting the first quarter of 2006:

•                  Net sales for the first quarter rose 12.6% over the prior year quarter. The acquisition of Sweet Paper contributed 6.6% of the total first quarter of 2006 net sales growth. All product categories experienced positive growth rates. Sales through the filing date of this Quarterly Report were up approximately 9%, which includes the impact of Sweet Paper and adjusts for the timing of “Good Friday.”

•                  The integration of Lagasse and Sweet Paper is progressing as planned and the information technology systems conversion is now complete. For the balance of the year, the Lagasse management team will focus on, among other things, expanding its national foodservice consumables platform.

•                  The Company continues to generate strong cash flows from operations, totaling $46.6 million for the three months ended March 31, 2006,excluding the effects of receivables sold under the Receivables Securitization Program.

•                  During the first quarter of 2006, the Company repurchased 496,250 shares at a cost of $24.6 million.

•                  In the first quarter of 2006, the Company recorded a write-off of $6.7 million in capitalized software development costs, including $0.2 million in related charges, related to the internal financial and order management software upgrade. Many associates have been re-deployed and will be working on projects including the Company’s mainframe upgrade and data center move which will provide a solid information technology platform to support future growth.

•                  The Company’s Reseller Technology Solution (“RTS”) initiative was launched in late April 2006 and is exceeding projections. During the first quarter of 2006, the Company spent $3.6 million ($2.7 million capital and $0.9 million expense) on this project. This system will provide resellers a state-of-the-art back-office and marketing e-commerce solution.

•                  During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada division (the “Canadian Division”) and is therefore reporting it as discontinued operations. Beginning in the first quarter of 2006, the Canadian Division’s results will be shown as discontinued operations. The Company recorded a $3.6 million pre-tax ($2.3 million, net of tax benefit of $1.3 million) impairment charge during the first quarter of 2006. As a result of discontinuing the Canada operations, the current and prior period financial metrics (i.e. gross margin and operating expenses as a percentage to sales) will now exclude the impact of the Canadian Division. Net sales for the Canadian Division in the first quarter of 2006 were $28.8 million. Net sales for the first, second, third and fourth quarters of 2005 were $41.5 million, $32.1 million, $27.3 million, and $28.6 million, respectively.

•                  Operating income for the first quarter of 2006 totaled $37.9 million, compared to $47.4 million for the first quarter of 2005, reflecting certain significant charges, including the write-off of capitalized software of $6.7 million (noted above), and $2.1 million for share-based compensation associated primarily with stock options, offset by the reversal of a $3.5 million restructuring reserve. During the first quarter of 2005, the Company recorded a $3.7 million reversal of a reserve related to retirement benefits for certain former officers.

•                  On May 4, 2006, the Company executed a definitive agreement with Synnex Canada Limited for the sale of certain assets of the Canadian Division. The terms of the agreement provide for the buyer to assume certain liabilities of the division and to offer employment to certain of the division’s employees. The transaction is expected to close during the second quarter of 2006. Therefore, a charge is expected to be recorded in the second quarter of 2006 in the range of $5 million to $6 million related to the costs of exiting this business.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005

Stock Repurchase Program

At March 31, 2006, the Company had $51.9 million available under share repurchase authorizations from its Board of Directors. During the first quarter of 2006, the Company repurchased 496,250 shares at an aggregate cost of $24.6 million. Purchases of the Company’s common stock may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Critical Accounting Policies, Judgments and Estimates

During the first quarter of 2006, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended March 31,
	2006	2005

Net sales	100.0%	100.0%
Cost of goods sold	84.7	84.7
Gross margin	15.3	15.3

Operating expenses:
Warehousing, marketing and administrative expenses	12.3	10.7
Restructuring and other charges (reversal)	(0.3)	—
Total operating expenses	12.0	10.7

Income from continuing operations	3.3	4.6

Interest expense, net	0.2	—
Other expense, net	0.2	0.1

Income from continuing operations before income taxes	2.9	4.5
Income tax expense	1.1	1.7

Income from continuing operations	1.8	2.8

Discontinued operations, net of tax	0.2	0.1

Net income	1.6%	2.7%

Results of Operations—Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

Net Sales. Net sales for the first quarter of 2006 were $1.1 billion, up 12.6% compared with sales of $1.0 billion for the same three-month period of 2005. Net sales for the first quarter of 2006 included approximately $67.8 million of incremental sales related to Sweet Paper (see “Acquisition of Sweet Paper” above), which contributed 6.6% to the Company’s sales growth rate. The following table summarizes net sales by product category for the first quarters of 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006	2005
Technology products	$454	$426
Traditional office products	336	321
Janitorial and sanitation	208	129
Office furniture	133	127
Freight revenue	17	16
Total net sales	$1,148	$1,019

Sales in the technology products category grew approximately 7% in the first quarter of 2006 compared to the first quarter of 2005. This category continues to represent the largest percentage of the Company’s consolidated net sales which accounted for approximately 40% for 2006. Sales in this category benefited from initiatives in our printer imaging business and other competitive pricing initiatives.

Sales of traditional office supplies in the first quarter of 2006 grew approximately 5% versus the first quarter of 2005. Traditional office supplies represented approximately 30% of the Company’s consolidated net sales for 2006. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in individual categories such as school supplies.

Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising over 60% in the first quarter of 2006 compared to the first quarter of 2005 and this category accounted for approximately 18% of the Company’s first quarter of 2006 consolidated net sales. Growth in this category was primarily due to additional sales resulting from the Sweet Paper acquisition (see “Acquisition of Sweet Paper” caption above) and continued growth with large distributors the Company serves through its Lagasse subsidiary.

Office furniture sales in the first quarter of 2006 increased 5% compared to the same three month period of 2005. Office furniture accounted for 12% of the Company’s first quarter of 2006 consolidated net sales. This category continues to benefit from positive economic trends, including reductions in white-collar unemployment and increases in office space occupancy. In addition, sales during the first quarter of 2006 were positively impacted by our private brand furniture offerings and initiatives.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first quarter of 2006 was $175.3 million, compared to $156.5 million in the first quarter of 2005. The increase in gross profit is due primarily to higher net sales.

The gross margin rate (gross profit as a percentage of net sales) for 2006 was 15.3%, flat with the first quarter of  2005. The gross margin rate was unfavorably impacted by the decline in pricing margin (invoice price less standard cost) due to continued growth within the ink jet, toner and cut-sheet paper categories which experienced competitive pricing pressures. This decline was offset by higher sales of janitorial/sanitation and foodservice consumable products due primarily to the Sweet Paper acquisition. The gross margin rate for 2006 was adversely impacted by lower levels of buy-side inflation of 0.2 percentage points. Buy-side inflation represents the benefit the Company derives from selling through inventory purchased in advance of manufacturers’ price increases. In the second quarter of 2005, the Company refined its method of estimating interim period supplier allowances to better reflect allowances earned during the period based on actual inventory purchases. As a result, volume-driven supplier allowances under this refined methodology were lower in the first quarter of 2006 by $1.4 million or 0.1% of sales, compared with the same period last year. In addition, a change in the Company’s product content syndication program favorably impacted the first quarter of 2006 by $2.8 million or 0.2% of sales. This change will continue to alter the timing of the recognition of related revenues and costs and will result in a significant one-time positive impact on earnings during the remaining quarterly periods of 2006.

Operating Expenses. Operating expenses for the first quarter of 2006 totaled $137.3 million, or 12.0% of net sales, compared with $109.1 million, or 10.7% of net sales in the first quarter of 2005. The increase in operating expenses was related primarily to the acquisition of Sweet Paper. Operating expenses, including Sweet Paper, for the first quarter of 2006 also reflected increased payroll costs to support higher sales. Depreciation and amortization rose $1.7 million resulting from ongoing capital purchases and higher occupancy costs of $2.0 million resulting primarily from the integration of Sweet Paper and costs related to the Company’s new corporate headquarters. In addition, several significant charges were recorded in the first quarter of 2006, including: (1) a $6.7 million charge to write-off capitalized software development costs, including $0.2 million in related charges, associated with the internal financial and order management software upgrade; (2) $2.1 million in share-based compensation expense associated primarily with stock options; (3) $2.0 million in incremental expenses, primarily severance, related to the closing of  the Company’s Pennsauken, New Jersey distribution center; and (4) a $3.5 million reversal of a restructuring accrual.

Operating expenses for the first quarter of 2005 were favorably impacted by a $3.7 million reversal of a reserve related to retirement benefits for certain former Company executives.

Interest Expense. Interest expense for the first quarter of 2006 was $1.4 million, compared with $0.7 million for the same period in 2005. The increase in interest expense for the first quarter of 2006 was attributable to higher borrowings and higher interest rates.

Other Expense, net. Other expense for the first quarter of 2006 was $2.8 million, compared with $1.1 million in the first quarter of 2005. Net other expense for both the first quarter of 2006 and 2005 represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.

Income Taxes. Income tax expense was $12.8 million for the first quarter of 2006, compared with $17.3 million for the same period in 2005. The Company’s effective tax rate for the first quarter of 2006 and 2005 was 38.1% and 37.9%, respectively.

Income From Continuing Operations.  Income from continuing operations for the first quarter of 2006 was $20.9 million, compared with $28.3 million for the first quarter of 2005.

Loss From Discontinued Operations. The after-tax loss from discontinued operations totaled $2.8 million for the first quarter of 2006, compared with $1.3 million for the first quarter of 2005. During the first quarter of 2006, the Company announced its intention to sell its Canadian Division and has therefore reported it as discontinued operations for all periods presented. The loss from discontinued operations for the first quarter of 2006 includes an impairment charge of $2.3 million, net of a tax benefit of $1.3 million. The remaining after-tax loss from discontinued operations for the first quarter of 2006 of $0.5 million and the entire $1.3 million loss in the first quarter of 2005 represents losses from the operations of the Canadian Division.

Net Income. Net income for the first quarter of 2006 totaled $18.0 million, or $0.56 per diluted share, compared with net income of $27.0 million, or $0.80 per diluted share for the same three-month period in 2005.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below)  consisted of the following amounts (in thousands):

	As of March 31, 2006	As of December 31, 2005
Revolving Credit Facility	$500	$14,200
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	7,300	21,000
Accounts receivable sold (1)	215,000	225,000
Total outstanding debt under GAAP and receivables sold (adjusted debt)	222,300	246,000
Stockholders’ equity	771,083	768,512
Total capitalization	$993,383	$1,014,512

Adjusted debt-to-total capitalization ratio	22.4%	24.2%

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

In accordance with GAAP, total debt outstanding at March 31, 2006 declined by $13.7 million to $7.3 million from the balance at December 31, 2005. This resulted from a reduction in borrowings under the Company’s Revolving Credit Facility. Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of March 31, 2006 declined by $23.7 million from the balance at December 31, 2005. At March 31, 2006, the Company’s adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company’s Receivables Securitization Program as debt) was 22.4%, compared to 24.2% at December 31, 2005.

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

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of March 31, 2006, is summarized below (in millions):

Availability

Maximum financing available under:
Revolving Credit Facility	$275.0
Receivables Securitization Program	225.0
Industrial Development Bond	6.8
Maximum financing available		$506.8

Amounts utilized:
Revolving Credit Facility	0.5
Receivables Securitization Program	215.0
Outstanding letters of credit	16.1
Industrial Development Bond	6.8
Total financing utilized		238.4
Available financing, before restrictions		268.4
Restrictive covenant limitation		—
Available financing as of March 31, 2006		$268.4

Restrictive covenants, most notably the leverage ratio covenant, under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. As of March 31, 2006, the leverage ratio covenant in the Company’s Credit Agreement did not restrict the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. During the first quarter of 2006, the Company announced its intention to sell its Canadian division and therefore classified it as discontinued operations. The impact of discontinuing the operations of the Company’s Canadian division will not have a material impact on the Company’s cash flow going forward.

Contractual Obligations

During the first quarter of 2006, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Agreement and Other Debt

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million. Under the Amended Agreement and Revolving Credit Facility, loans outstanding under the revolving credit facility mature on October 12, 2010. As of March 31, 2006, the Company had $0.5 million outstanding under the Revolving Credit Facility with $274.5 million financing available.

As of March 31, 2006, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates. In addition, outstanding standby letters of credit at March 31, 2006 totaled $16.1 million.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the “Receivables Securitization Program”) with a maximum financing availability of $225.0 million. Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. As of March 31, 2006, the Company sold $215.0 million of interests in trade accounts receivable with $10.0 million available financing.

Cash Flow

Cash flows for the Company for the three months ended March 31, 2006 and 2005 are summarized below (in thousands):

	For the Three Months Ended March 31,
	2006	2005

Net cash provided by operating activities	$36,641	$7,599
Net cash used in investing activities	(7,373)	(7,266)
Net cash (used in) provided bv financing activities	(32,621)	1,865

Cash Flow From Operations

The Company’s cash from operations was generated primarily from increased net income and improvements in working capital. Net cash provided by operating activities for the three months ended March 31, 2006 totaled $36.6 million, compared with $7.6 million in the same three-month period of 2005. The increase in 2006 cash flow from operations compared with the prior year three-month period was primarily the result of changes in working capital components, including a nearly $20 million change in the accounts receivable components resulting from an increase in accounts receivable sold under the Receivables Securitization Program. The increase in accounts receivable sold was the result of financing the acquisition of Sweet Paper (see caption “Acquisition of Sweet Paper” above) through the Company’s Receivables Securitization Program.

Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations. The Receivables Securitization Program is the Company’s primary financing mechanism.

The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold. Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the three months ended March 31, 2006 and 2005 are provided below as an additional liquidity measure (in millions):

	For the Three Months Ended March 31,
	2006	2005

Cash Flows From Operating Activities:
Net cash provided by operating activities	$36,641	$4,361
Excluding the change in accounts receivable	10,000	49,000
Net cash provided by operating activities excluding the effects of receivables sold	$46,641	$53,361

Cash Flows Used In Financing Activities:
Net cash (used in) provided by financing activities	$(32,621)	$1,865
Including the change in accounts receivable sold	(10,000)	(49,000)
Net cash used in financing activities including the effects of receivables sold	$(42,621)	$(47,135)

Cash Flow From Investing Activities

Net cash used in investing activities for the first quarter of 2006 was $7.4 million, compared to $7.3 million for the three months ended March 31, 2005. The exclusive use of cash for investing activities was for capital expenditures, offset by proceeds from the sale of property, plant and equipment, for ongoing operations. Capital expenditures for the first quarter of 2006 and 2005 included

$2.8 million and $3.3 million, respectively, for capitalized software development costs. Capitalized software development costs for the first quarter of 2006 included $2.7 million in expenditures related to the RTS component of the Company’s Project Vision technology initiative. For 2006, the Company expects capital expenditures, after the impact of expected capital asset sale proceeds, to be approximately $35 million to $40 million, including substantial investments in IT systems and infrastructure.

On May 5, 2006, the Company completed the sale of its Edison, NJ distribution center. As a result, the Company’s cash flow from investing activities for the six months ending June 30, 2006 will reflect proceeds from the sale of approximately $8.5 million, excluding the impact of associated income tax liabilities of $2.6 million related to the gain on the sale.

Cash Flow From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2006 totaled $32.6 million, compared with cash provided of $1.9 million. Cash used in financing activities for the three months ended March 31, 2006 included $24.6 million in repurchases of the Company’s common stock, $13.7 million reduction in borrowings under the Revolving Credit Facility and $0.9 million in payments of employee withholding tax on stock option exercises, offset by $5.5 million in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $1.0 million in excess tax benefits related to share-based compensation. Net cash provided by financing activities for the three months ended March 31, 2005 included $1.5 million in proceeds from the issuance of treasury stock upon the exercise of stock options and $0.6 million in additional borrowings under the Revolving Credit Facility, offset by $0.3 million in payments of employee withholding tax on stock option exercises.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There have not been any material changes to the Company’s exposures to market risk during the first quarter of 2006 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.                             CONTROLS AND PROCEDURES.

Attached as exhibits to this Quarterly Report are certifications of the Company’s President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 under the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in such certifications.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, and subject to the inherent limitations noted below, the Company’s management (including its CEO and CFO) concluded that, as of March 31, 2006, the Company’s Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or its internal control over financial reporting will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the existence of resource constraints. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the fact that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by managerial override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and no design is likely to succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks, including that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

As previously disclosed, in March 2005 the staff of the SEC commenced an informal inquiry regarding the Company in connection with its Azerty United Canada division and related financial reporting matters. The Company has provided on a voluntary basis, certain information regarding the Company’s investigation of the Canadian Division, which was completed in February 2005, and any related issues concerning its domestic operations. The Company intends to continue to cooperate with the SEC in this inquiry and is unable to predict its ultimate scope or outcome.

ITEM 1A.           RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2005. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the first quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2006 - 1/31/2006	224,900	$49.37	224,900	$65,317,965
2/1/2006 - 2/28/2006	177,650	49.49	177,650	56,526,560
3/1/2006 - 3/31/2006	93,700	49.72	93,700	51,867,512
Total	496,250	$49.48	496,250

(1)             All share purchases were executed under share repurchase authorizations given by the Company’s Board of Directors and made under the Company’s 10b5-1 plan adopted during 2005.

ITEM 5.                             OTHER INFORMATION.

Sale of Canadian Division

On May 4, 2006, the Company executed a definitive sale agreement with Synnex Canada Limited for the sale of certain assets of the Company’s Canadian Division. Terms of the agreement provide for the buyer to assume certain liabilities of the Canadian Division and to offer employment to some of the current employees of the Canadian Division. The transaction is expected to close during the second quarter of 2006. As discussed in this Quarterly Report on Form 10-Q, the Company recorded a $3.6 million pre-tax ($2.3 million, net of a tax benefit of $1.3 million) impairment charge during the first quarter of 2006. The Company expects to record a $5 million to $6 million charge in the second quarter of 2006 related to exit costs associated with the sale of the Canadian Division.

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

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of May 5, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of May 5, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 5, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -  Filed herewith

** - Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: May 8, 2006	/s/ KATHLEEN S. DVORAK
Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)