Form 10-Q
period 2006-06-30
UNITED STATIONERS INC
filed 2006-08-07
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:  0-10653

UNITED STATIONERS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3141189
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Parkway North Boulevard
Suite 100
Deerfield, Illinois  60015-2559
(847) 627-7000
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

Yes  ☐   No  ☒

On July 24, 2006, the registrant had outstanding 30,648,541 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Chicago, Illinois
August 1, 2006

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	As of June 30, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,005	$17,415
Accounts receivable, less allowance for doubtful accounts of $13,850 in 2006 and $13,609 in 2005	233,823	224,552
Retained interest in receivables sold, less allowance for doubtful accounts of $4,599 in 2006 and $4,695 in 2005	136,475	116,538
Inventories	653,530	657,034
Other current assets	35,225	28,791
Current assets of discontinued operations	767	41,537
Total current assets	1,073,825	1,085,867

Property, plant and equipment, at cost	374,120	379,097
Less - accumulated depreciation and amortization	190,598	195,479
Net property, plant and equipment	183,522	183,618

Intangible assets, net	29,939	29,879
Goodwill	225,759	227,638
Other	13,999	15,199
Total assets	$1,527,044	$1,542,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$449,027	$441,390
Accrued liabilities	158,209	163,314
Deferred credits	17,145	51,738
Current liabilities of discontinued operations	3,430	8,420
Total current liabilities	627,811	664,862

Deferred income taxes	22,816	29,609
Long-term debt	60,100	21,000
Other long-term liabilities	58,419	58,218
Total liabilities	769,146	773,689

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2006 and 2005	3,722	3,722
Additional paid-in capital	351,272	344,628
Treasury stock, at cost - 6,577,139 shares in 2006 and 5,340,443 shares in 2005	(259,065)	(194,334)
Retained earnings	677,510	618,109
Accumulated other comprehensive loss, net of tax	(15,541)	(3,613)
Total stockholders’ equity	757,898	768,512
Total liabilities and stockholders’ equity	$1,527,044	$1,542,201

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$1,111,093	$1,046,313	$2,259,323	$2,065,770
Cost of goods sold	921,425	896,139	1,894,378	1,759,114

Gross profit	189,668	150,174	364,945	306,656

Operating expenses:
Warehousing, marketing and administrative expenses	118,170	113,276	259,040	222,400
Restructuring charge reversal	—	—	(3,522)	—

Total operating expenses	118,170	113,276	255,518	222,400

Operating income	71,498	36,898	109,427	84,256

Interest expense, net	1,279	527	2,682	1,235

Other expense, net	3,148	1,483	5,988	2,570

Income from continuing operations before income taxes	67,071	34,888	100,757	80,451

Income tax expense	25,589	13,255	38,409	30,507

Income from continuing operations	41,482	21,633	62,348	49,944

Loss from discontinued operations, net of tax	(121)	(755)	(2,947)	(2,074)

Net income	$41,361	$20,878	$59,401	$47,870

Net income per share - basic:
Net income per share - continuing operations	$1.32	$0.65	$1.98	$1.50
Net income per share - discontinued operations	(0.00)	(0.02)	(0.10)	(0.06)
Net income per share - basic	$1.32	$0.63	$1.88	$1.44
Average number of common shares outstanding - basic	31,413	33,222	31,526	33,203

Net income per share - diluted:
Net income per share - continuing operations	$1.29	$0.64	$1.94	$1.47
Net income per share - discontinued operations	(0.00)	(0.02)	(0.10)	(0.06)
Net income per share - diluted	$1.29	$0.62	$1.84	$1.41
Average number of common shares outstanding - diluted	32,120	33,883	32,210	33,869

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005

Cash Flows From Operating Activities:
Net income	$59,401	$47,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,844	14,984
Share-based compensation	4,094	—
Write-off of capitalized software development costs	6,501	—
Loss on sale of Canadian Division	5,904	—
(Gain) loss on the disposition of plant, property and equipment	(6,408)	207
Amortization of capitalized financing costs	400	317
Excess tax benefits related to share-based compensation	(2,274)	—
Decrease in deferred taxes	(7,484)	(6,697)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
(Increase) decrease in accounts receivable, net	(7,611)	21,708
(Increase) decrease in retained interest in receivables sold, net	(19,937)	79,987
Decrease in inventory	11,695	64,559
Decrease (increase) in other assets	3,003	(1,128)
Increase (decrease) in accounts payable	4,825	(61,662)
Decrease in accrued liabilities	(13,061)	(1,218)
Decrease in deferred credits	(34,593)	(16,389)
Increase in other liabilities	201	1,360
Net cash provided by operating activities	22,500	143,898

Cash Flows From Investing Activities:
Acquistions	—	(125,206)
Capital expenditures	(24,964)	(21,501)
Sale of Canadian Division	4,103	—
Proceeds from the disposition of property, plant and equipment	14,675	22
Net cash used in investing activities	(6,186)	(146,685)

Cash Flows From Financing Activities:
Net borrowings under revolver	39,100	2,300
Issuance of treasury stock	11,623	3,168
Acquisition of treasury stock, at cost	(71,127)	—
Excess tax benefits related to share-based compensation	2,274	—
Payment of employee withholding tax related to stock option exercises	(1,590)	(274)
Net cash (used in) provided by financing activities	(19,720)	5,194

Effect of exchange rate changes on cash and cash equivalents	(4)	20
Net change in cash and cash equivalents	(3,410)	2,427
Cash and cash equivalents, beginning of period	17,415	15,719
Cash and cash equivalents, end of period	$14,005	$18,146

Other Cash Flow Information:
Income taxes paid, net	$23,323	$30,734
Interest paid	1,719	817
Loss on the sale of accounts receivable	6,100	2,013

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

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with 2005 net sales of $4.3 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 50,000 items from over 600 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and sanitation products, and foodservice consumables. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 64 distribution centers to approximately 20,000 resellers, who in turn sell directly to end-consumers.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified capitalized software costs from “Other Assets” to “Property, Plant and Equipment” beginning in the first quarter of 2006, with prior periods updated to conform to this presentation. For the six months ended June 30, 2005, $8.4 million in operating cash outflows were reclassified as cash outflows from investing activities.

Sale of Canadian Division

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the “Canadian Division”) and as a result, classified its assets as held for sale and reported its results of operations as “discontinued operations” for all periods presented.

On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division to SYNNEX Canada Limited (the “Buyer”), a subsidiary of SYNNEX Corporation for $14.0 million.  During the second quarter of 2006, the Company received cash payments from the Buyer of $4.1 million with the remaining $9.9 million reflected in “Other current assets” at June 30, 2006.  As part of the sale, the Buyer agreed to assume certain liabilities of the Canadian Division and offered employment to some of the employees.  The purchase price is subject to certain post-closing adjustments, including an adjustment for the value of any inventory and accounts receivable included in the sale that is not subsequently sold or collected within 180 days from the date of sale.  Under the terms of the sale, the Company is responsible for severance costs associated with employees not retained by the Buyer.  In addition, the Company has three leased facilities associated with the Canadian  Division that have been vacated and are subject to required lease obligations over the next four years.  As of June 30, 2006, total accrued exit costs associated with these Canadian facilities was $1.4 million.

Losses associated with the discontinued operations of the Canadian Division for the three-and six-month periods ended June

30, 2006 and 2005 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Pre-tax loss from ongoing operations	$(152)	$(1,198)	$(1,043)	$(3,292)
Pre-tax loss from the sale of the Canadian Division	(2,303)	—	(5,904)	—
Total pre-tax loss from discontinued operations	(2,455)	(1,198)	(6,947)	(3,292)
Total income tax benefit	2,334	443	4,000	1,218
Total after-tax loss from discontinued operations	$(121)	$(755)	$(2,947)	$(2,074)

During the second quarter of 2006, the Company recorded a tax benefit related to the pre-tax loss from discontinued operations. An additional tax benefit was recognized arising from historical differences in currency translation between book and tax rules surrounding the operations and liquidation of the foreign branch.

Common Stock Repurchase

As of June 30, 2006, the Company had authority from its Board of Directors to additionally repurchase up to $5.4 million of USI common stock. During the six month period ended June 30, 2006, the Company repurchased 1,492,850 shares of common stock at a cost of $71.1 million. During the same six-month period in 2005, the Company did not repurchase any of its common stock. A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in thousands, except share data):

	Share Repurchases
	History
	Cost		Shares
Authorizations:
2005 Authorization		$75.0
2004 Authorization (completed)		100.0
2002 Authorization (completed)		50.0

Repurchases:
2006 repurchases	$(71.1)		1,492,850
2005 repurchases	(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(219.6)	5,219,153
Remaining repurchase authorized at June 30, 2006		$5.4

All share repurchases were executed under three separate authorizations given by the Company’s Board of Directors on the respective dates noted in the table above. Effective on June 30, 2004, the Company entered into an Amended Credit Agreement (as defined) that, among other things, increased the stock repurchase limit by $200 million.  On August 3, 2006, the Company’s Board of Directors approved a new share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of its common stock.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the six months ended June 30, 2006 and 2005, the Company reissued 278,954 and 106,303 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

During the second quarter of 2006, approximately 25% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 75% of the Company’s estimated supplier allowances and incentives during the second quarter of 2006 were variable, based on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s estimated annual allowance rate applied to actual inventory purchases during the period. Supplier allowances are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (primarily because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach supplier allowance growth hurdles. To the extent the Company’s annual sales volumes or product sales mix differ from those estimated, the variable allowance rates for the current period may be overstated or understated.

Fixed supplier allowances traditionally represented 40% to 45% of the Company’s total annual supplier allowances, compared to the 25% referenced above.  During 2006, this ratio is expected to continue declining as the Company renegotiates its supplier contracts to replace the fixed component with a variable allowance.  The Company is currently transitioning to a calendar year program for product content syndication which will alter the Company’s timing on recognizing related revenues and costs.  This will result in a one-time positive impact on earnings during 2006.  During the second quarter of 2006 and the six months ended June 30, 2006, the Company recorded $21.0 million and $22.6 million, respectively, related to this new program.

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

During 2006, the Company changed certain of its marketing programs, which resulted in a positive impact to gross margin of $2.8 million and $4.2 million in the second quarter of 2006 and the six months ended June 30, 2006, respectively.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of June 30, 2006, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 80% of total inventory at June 30, 2006 and 81% of total inventory at December 31, 2005, has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $44.3 million and $38.8 million higher than reported at June 30, 2006 and December 31, 2005, respectively. The Company also records inventory reserves for shrinkage and for obsolete, damaged, defective, and slow-moving inventory. These reserves are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. As of June 30, 2006, the Company has one facility and associated assets with total net book value of $7.0 million classified as “held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets.  During the second quarter of 2006, the Company sold its Edison, NJ and Pennsauken, NJ facilities for a total gain of $6.7 million.

Capitalized Software Development Costs

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software development costs are included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheet and totaled the following as of June 30, 2006 and December 31, 2005 (in thousands):

	As of June 30, 2006	As of December 31, 2005
Capitalized software development costs	$55,702	$50,789
Write-off of capitalized software development costs in first quarter of 2006	(6,501)	—
Total gross capitalized software development costs	49,201	50,789
Accumulated amortization	(24,862)	(24,386)
Net capitalized software development costs	$24,339	$26,403

Capitalized software development costs as of June 30, 2006 and December 31, 2005 included $11.5 million and $5.4 million, respectively, related to the Company’s Reseller Technology Solution investment.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting this Interpretation on its financial position and/or results of operations.

3.              Share-Based Compensation

At June 30, 2006, the Company had six share-based employee compensation plans. Historically, the majority of awards issued under these plans have been stock options with service-type conditions. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  Under this prior accounting treatment, the Company recorded a nominal amount of compensation expense for the first six months of 2005, since the respective options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. The Company’s adoption of SFAS No. 123(R) did not result in any cumulative effect of an accounting change. Under this modified-prospective transition method, compensation cost recognized in the six month period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), the Company recorded a pre-tax charge of $2.0 million ($1.2 million after-tax), or $0.04 per diluted share, for share-based compensation during the second quarter of 2006. During the six months ended June 30, 2006, the Company recorded a pre-tax charge of  $4.1 million ($2.5 million after-tax), or $0.09 per diluted share for share-based compensation. The total intrinsic value of options exercised for the three months and six months ended June 30, 2006 totaled $3.8 million and $6.6 million, respectively. During the same comparable three and six month periods in 2005, total intrinsic value of options exercised were $0.8 million and $2.8 million.  As of June 30, 2006, there was $10.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 1.0 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Company’s Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The $2.3 million excess tax benefit classified as a financing cash inflow on the Consolidated Statement of Cash Flows would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Stock options generally vest over three years and have a term of 10 years. Compensation costs for all stock options is recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period.  No options were granted during the second quarter of 2006.  Fair values for stock options granted during the three and six-month periods ended June 30, 2006 and 2005 were estimated using the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30.
	2006	2005	2006	2005
Fair value of options granted	$—	$10.56	$20.35	$10.56
Exercise price	—	42.11	43.21	42.11
Expected stock price volatility	—	29.8%	41.2%	29.8%
Risk-free interest rate	—	3.9%	4.3%	3.9%
Expected life of options (years)	—	3	3	3
Expected dividend yield	—	0.0%	0.0%	0.0%

The following table summarizes the transactions under the Company’s equity compensation plans for the six months ended June 30, 2006:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2005	3,728,182	$36.18
Granted	19,439	43.21
Exercised	(304,836)	29.92
Canceled	(59,138)	43.35
Options outstanding - June 30, 2006	3,383,647	$36.66	7.0	$124,041

Number of options exercisable	1,704,309	$31.99	5.8	$54,512

The following table illustrates the effect on net income and earnings per share if the Company had applied the recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and expensed based on the options’ vesting periods (in thousands, except per share data):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$20,878	$47,870
Add: Stock-based employee compensation expense included in reported net income, net of tax	6	29
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(997)	(2,328)
Pro forma net income	$19,887	$45,571

Net income per share - basic:
As reported	$0.63	$1.44
Pro forma	0.60	1.37

Net income per share - diluted:
As reported	$0.62	$1.41
Pro forma	0.59	1.35

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

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. As of both June 30, 2006 and December 31, 2005, the Company had $29.9 million, respectively, in net intangible assets. Net intangible assets as of June 30, 2006 and December 31, 2005, consist primarily of customer lists and non-compete agreements purchased as part of the Sweet Paper acquisition (see “Acquisition of Sweet Paper” below). Amortization expense associated with intangible assets totaled $0.7 million and $1.3 million for the three and six-month period ended June 30, 2006, respectively.  Accumulated amortization of intangible assets at June 30, 2006 and December 31, 2005 was $2.8 million and $1.4 million, respectively.

As part of the sale of the Company’s Canadian Division (see “Sale of Canadian Division” above), $15.1 million of goodwill was written-off and included in the $6.9 million pre-tax loss from discontinued operations for the six months ended June 30, 2006.  The goodwill associated with the Canadian Division was reflected in “Current assets from discontinued operations” on the December 31, 2005 Condensed Consolidated Balance Sheet included in this Quarterly Report.

Acquisition of Sweet Paper

On May 31, 2005, the Company’s Lagasse, Inc. (“Lagasse”) subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Sales Corp. and substantially all of the assets of four affiliates of Sweet Paper Sales Group, Inc. (collectively, “Sweet Paper”), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $123.5 million, including $2.2 million in transaction costs and net of cash acquired. The acquisition will enable the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts. The purchase price was financed through the Company’s Receivables Securitization Program. The Company’s Condensed Consolidated Financial Statements include Sweet Paper’s results of operations from June 1, 2005 and are not deemed material for purposes of providing pro forma financial information.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on an allocation of the purchase price to net assets acquired, $62.8 million has been allocated to goodwill and $30.8 million to amortizable intangible assets. During the second quarter of 2006, the Company made $0.3 million in adjustments to the purchase price allocation (reducing goodwill by such amount), resulting from changes in amounts assigned to accounts receivable, intangible assets, trade accounts payable and changes in expected liabilities associated with a purchase accounting reserve established for closure of certain Sweet Paper locations. The intangible assets purchased include customer lists and certain non-compete agreements. The weighted average useful life of the intangible assets is expected to be approximately 13 years.

Final Purchase Price Allocation (dollars in thousands)

Purchase price, net of cash acquired		$123,484

Allocation of Purchase Price:
Accounts receivable, net	$(35,984)
Inventories	(35,060)
Other current assets	(317)
Property, plant & equipment	(2,115)
Intangible assets	(30,800)
Total assets acquired		(104,276)

Trade accounts payable	$29,455
Accrued liabilities	5,364
Deferred tax liability	8,786
Total liabilities assumed		43,605
Amount to goodwill		$62,813

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

During the first quarter of 2006, the Company reversed $3.5 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 Restructuring Plan. The Company is now using previously unused space in its Memphis distribution center for operations related to the Company’s global sourcing initiative and to expand Lagasse’s distribution capability for foodservice consumables.

As of June 30, 2006 and December 31, 2005, the Company had accrued restructuring costs on its balance sheet of approximately $3.3 million and $7.5 million, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three-and six-month period ended June 30, 2006 totaled $0.1 million and $0.7 million, respectively. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three-and six-month periods ended June 30, 2005 totaled $0.3 million and $0.7 million, respectively.

6.              Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005

Net income	$41,361	$20,878	$59,401	$47,870
Unrealized currency translation adjustment	(11,817)	(18)	(11,928)	287
Total comprehensive income	$29,544	$20,860	$47,473	$48,157

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Net income	$41,361	$20,878	$59,401	$47,870

Denominator:
Denominator for basic earnings per share - weighted average shares	31,413	33,222	31,526	33,203

Effect of dilutive securities:
Employee stock options	707	661	684	666

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	32,120	33,883	32,210	33,869

Net income per share:
Net income per share - basic	$1.32	$0.63	$1.88	$1.44
Net income per share - diluted	$1.29	$0.62	$1.84	$1.41

8.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The Amended Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of June 30, 2006	As of December 31, 2005
Revolver	$53,300	$14,200
Industrial development bond, maturing in 2011	6,800	6,800
Total	$60,100	$21,000

As of June 30, 2006 and December 31, 2005, 100% of the Company’s outstanding debt was priced at variable interest rates, based primarily on the applicable bank prime rate or one-month London InterBank Offered Rate (“LIBOR”). At funding levels at June 30, 2006 (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.4 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

Credit Agreement and Other Debt

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million. Under the Amended Agreement and Revolving Credit Facility, loans outstanding under the revolving credit facility mature on October 12, 2010. As of June 30, 2006 and December 31, 2005, the Company had $53.3 million and $14.2 million, respectively, outstanding under the Revolving Credit Facility (maturing in October 2010).

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

The Amended Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility provided for in the Amended Agreement.  As of June 30, 2006 and December 31, 2005, outstanding standby letters of credit totaled $15.2 million and $16.0 million, respectively.

In addition, as of both June 30, 2006 and December 31, 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this

Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements. As of  both June 30, 2006 and December 31, 2005, the Company sold $225.0 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $225.0 million as of both June 30, 2006 and December 31, 2005 are excluded from the Condensed Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the first six months of 2006 ranged between 4.9% and 5.2%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $3.1 million and $6.0 million for the three and six-month periods ended June 30, 2006, respectively. Losses recognized on the sale of accounts receivable for the three and six-month periods ended June 30, 2005 were $1.3 million and $2.4 million, respectively. Proceeds from the collections under this revolving agreement for the first six months ended June 30, 2006 and 2005 were $1.8 billion and $1.9 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $361.5 million and $341.5 million of trade receivables in the trust as of June 30, 2006 and December 31, 2005 was $136.5 million and $116.5 million, respectively. The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during the second quarter of 2006 were not material.

10.       Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Consolidated Financial Statements for the year ended December 31, 2005. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and six months ended June 30, 2006 and 2005 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Service cost - benefit earned during the period	$1,492	$1,429	$2,984	$2,858
Interest cost on projected benefit obligation	1,600	1,416	3,200	2,832
Expected return on plan assets	(1,437)	(1,279)	(2,874)	(2,558)
Amortization of prior service cost	56	53	112	106
Amortization of actuarial loss	435	414	870	828
Net periodic pension cost	$2,146	$2,033	$4,292	$4,066

	Postretirement Healthcare
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Service cost - benefit earned during the period	$156	$139	$312	$278
Interest cost on projected benefit obligation	101	97	202	194
Amortization of actuarial gain	(23)	(14)	(46)	(28)
Net periodic postretirement healthcare benefit cost	$234	$222	$468	$444

During the second quarter of 2006, the Company made cash contributions to its pension plans of $7.1 million.  No other cash contributions to the Company’s pension plans were made during 2006.  During the second quarter of 2005, the Company made cash contributions of $4.8 million to its pension plans. No other pension contributions were made during the six month period ended June 30, 2005.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions. The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $1.2 million and $2.1 for the Company match of employee contributions to the 401(k) Plan during the three and six month periods ended June 30, 2006, respectively. During the same periods last year, the Company recorded $0.9 million and $1.8 million for the same match.

11. Other Assets and Liabilities

Other assets and liabilities as of  June 30, 2006 and December 31, 2005 were as follows (in thousands):

	As of	As of
	June 30, 2006	December 31, 2005
Other Assets:

Assets held for sale	$7,001	$7,898
Unamortized financing costs	1,772	2,127
Other	5,226	5,174
Total other assets	$13,999	$15,199

Other Long-Term Liabilities:

Accrued pension obligation	$27,040	$27,040
Deferred rent	12,046	10,365
Postretirement benefits	9,277	8,797
Restructuring and exit cost reserves	4,566	6,278
Other	5,490	5,738
Total other long-term liabilities	$58,419	$58,218

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

Business Overview and Recent Results

The Company is North America’s largest broad line wholesale distributor of business products, with 2005 net sales of $4.3 billion. Through its national distribution network, the Company distributes its products to over 20,000 resellers, who in turn sell directly to end-consumers. Products are distributed through the Company’s network of 64 distribution centers. The following are key events related to the second quarter of 2006 and recent trends:

•                  The Company is sensitive to certain macroeconomic factors, including corporate profitability and white-collar employment.  Any significant downturn in these factors will make continued sales growth challenging for the balance of the year.

•                  Net sales for the second quarter rose 6.2% over the prior year quarter. The 6.2% growth rate includes two months of incremental sales related to the Sweet Paper acquisition, which closed on May 31, 2005. This accounts for approximately 4% of the second quarter’s sales growth.  All product categories experienced positive growth rates except for furniture which saw a slight decline. Sales from continuing operations through the filing date of this Quarterly Report were up approximately 1.5%.

•                  On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division for $14.0 million ($4.1 million in cash received during the second quarter, with the remaining $9.9 million as an other current asset at June 30, 2006).  As a result of the sale of the Canadian Division, the Company recorded a total pre-tax loss of $6.9 million ($2.9 million after-tax) during 2006. Net sales for this division during the first, second, third and fourth quarters of 2005 were $41.5 million, $32.1 million, $27.3 million, and $28.6 million, respectively.

•                  During the second quarter of 2006, the Company sold its Edison, NJ and Pennsauken, NJ distribution centers for net proceeds of $14.6 million and a total gain of $6.7 million.

•                  Fixed supplier allowances traditionally represented 40% to 45% of the Company’s total annual supplier allowances, compared to 25% in the second quarter of 2006.  During 2006, this ratio is expected to continue declining as the Company renegotiates its supplier contracts to replace the fixed component with a variable allowance.  The Company is currently transitioning to a calendar year program for product content syndication which will alter the Company’s timing on recognizing related revenues and costs. The change will continue to alter the timing of the recognition of related revenues and costs and will result in a significant one-time positive impact on gross margin and earnings during the remaining quarterly periods of 2006.  The Company’s gross profit for the second quarter of 2006 and first half of 2006 was favorably impacted by $21.0 million and $22.6 million, respectively, from the previously disclosed change in the Company’s product content syndication program.  The Company expects that its third quarter gross margin will be favorably, impacted by a similar amount.

•                  In the first quarter of 2006, the Company recorded a write-off of $6.7 million in capitalized software development costs related to its internal financial and order management software upgrade.  Many associates have been re-deployed and will be working on projects including the Company’s mainframe upgrade and data center move which will provide a solid information technology platform to support future growth.

•                  As a result of the now completed integration of Sweet Paper’s operating facilities and technology systems, the Company is experiencing the loss of some transactional customer volume.  Additional product line rationalization, implementation of certain marketing-related programs and consistent operating stability should lead to a recovery of this volume over the next 12 months.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.

Stock Repurchase Program

At June 30, 2006, the Company had $5.4 million available under share repurchase authorizations from its Board of Directors.  During the second quarter of 2006, the Company repurchased 996,600 shares at an aggregate cost of $46.6 million. For the six months ended June 30, 2006, total share repurchases totaled 1,492,850 at an aggregate cost of $71.1 million.  On August 3, 2006, the Company’s Board of Directors approved a new share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of its common stock.  Purchases of the Company’s common stock may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Critical Accounting Policies, Judgments and Estimates

During the second quarter of 2006, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.9	85.7	83.9	85.2
Gross margin	17.1	14.3	16.1	14.8

Operating expenses
Warehousing, marketing and administrative expenses	10.7	10.8	11.5	10.7
Restructuring charge reversal	—	—	(0.2)	—
Total operating expenses	10.7	10.8	11.3	10.7

Operating income	6.4	3.5	4.8	4.1

Interest expense, net	0.1	—	0.1	0.1
Other expense, net	0.3	0.2	0.2	0.1

Income from continuing operations before income taxes	6.0	3.3	4.5	3.9

Income tax expense	2.3	1.2	1.7	1.5

Income from continuing operations	3.7	2.1	2.8	2.4

Loss from discontinued operations, net of tax	—	(0.1)	(0.2)	(0.1)
Net income	3.7%	2.0%	2.6%	2.3%

Results of Operations—Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

Net Sales. Net sales for the second quarter of 2006 were $1.1 billion, up 6.2% compared with sales of $1.0 billion for the same three-month period of 2005.  The acquisition of Sweet Paper, which closed on May 31, 2005, contributed approximately 4% to the Company’s sales growth for the second quarter of (see “Acquisition of Sweet Paper” above).  The following table summarizes net sales by product category for the three months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended
	June 30,
	2006	2005
Technology products	$440	$436
Traditional office supplies	312	303
Janitorial, sanitation and foodservice supplies	212	160
Office furniture	128	129
Freight and advertising revenue	19	18
Total net sales	$1,111	$1,046

Sales in the technology products category in the second quarter of 2006 were consistent with the second quarter of 2005. This category continues to represent the largest percentage of the Company’s consolidated net sales which accounted for approximately 40% for 2006. Sales in this category benefited from initiatives in our printer imaging business and other competitive pricing initiatives.

Sales of traditional office supplies in the second quarter of 2006 grew approximately 2% versus the second quarter of 2005. Traditional office supplies represented approximately 28% of the Company’s consolidated net sales for 2006. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in individual categories such as school supplies.

Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising over 33% in the second quarter of 2006 compared to the second quarter of 2005.  This category accounted for approximately 19% of the Company’s second quarter of 2006 consolidated net sales. Growth in this category was primarily due to additional sales resulting from the timing of the Sweet Paper acquisition (see “Acquisition of Sweet Paper” caption above) and continued growth with large distributors the Company serves through its Lagasse subsidiary.

Office furniture sales in the second quarter of 2006 declined approximately 1% compared to the same three-month period of 2005. Office furniture accounted for 12% of the Company’s second quarter of 2006 consolidated net sales.

The remaining 1% of the Company’s consolidated net sales for the second quarter of 2006 represents freight and advertising revenue.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the second quarter of 2006 was $189.7 million, compared to $150.2 million in the second quarter of 2005. The increase in gross profit is due primarily to higher net sales and $23.8 million in one-time impacts related to the Company’s product content syndication program and other customer marketing program changes.

The gross margin rate (gross profit as a percentage of net sales) for second quarter of  2006 was 17.1%, compared to 14.3% in the second quarter of 2005.  The gross margin rate for the second quarter of 2006 was positively impacted by a 2.1 percentage point impact from a previously disclosed change in the Company’s product content syndication program and other customer marketing program changes.  This change will continue to alter the timing of the recognition of related revenues and costs and will result in a significant one-time positive impact on gross margin and earnings during the remaining quarterly periods of 2006.  The second quarter of 2006 gross margin rates were also favorably impacted by a 0.4 percentage point increase in pricing margin (invoice price less standard cost) due to a higher mix of sales of janitorial, sanitation and foodservice consumable products and the favorable impact of the Company’s global sourcing initiatives.  In addition, gross margin was favorably impacted by a lower negative margin of 0.3 percentage points on the sale of advertising materials.

Operating Expenses. Operating expenses for the second quarter of 2006 totaled $118.2 million, or 10.7% of net sales, compared with $113.3 million, or 10.8% of net sales in the second  quarter of 2005. Operating expenses for the second quarter of 2006 were favorably impacted by $6.7 million, from gains on the sale of the Company’s Edison, NJ and Pennsauken, NJ distribution centers.  Operating expenses for the second quarter of 2006 also included incremental operating expenses related to Sweet Paper and $2.0 million in equity compensation. The remaining increase was primarily due to higher payroll costs. The Company will be extending its War on Waste initiatives to other areas of the business to pursue further opportunities to reduce its cost structure. This includes streamlining our processes and realigning our organization for increased efficiency.

Operating expenses for the second quarter of 2005 were unfavorably impacted by a $2.3 million related to settlement of two preference avoidance lawsuits.

Interest Expense. Interest expense for the second quarter of 2006 was $1.3 million, compared with $0.5 million for the same period in 2005. The increase in interest expense for the second quarter of 2006 was attributable to higher borrowings and interest rates.

Other Expense, net. Other expense for the second quarter of 2006 was $3.1 million, compared with $1.5 million in the second quarter of 2005. Net other expense for both the second quarter of 2006 and 2005 primarily represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.

Income Taxes. Income tax expense was $25.6 million for the second quarter of 2006, compared with $13.3 million for the same period in 2005. The Company’s effective tax rate for the second quarter of 2006 and 2005 was 38.2% and 38.0%, respectively.

Income From Continuing Operations.  Income from continuing operations for the second quarter of 2006 was $41.5 million, compared with $21.6 million for the second quarter of 2005.

Loss From Discontinued Operations. During the first quarter of 2006, the Company announced its intention to sell its Canadian Division and therefore began reporting it as discontinued operations for all periods presented. On June 9, 2006, the Company sold its Canadian Division.  The after-tax loss from discontinued operations totaled $0.1 million for the second quarter of 2006, compared with an after-tax loss of $0.8 million for the second quarter of 2005.

Net Income. Net income for the second quarter of 2006 totaled $41.4 million, or $1.29 per diluted share, compared with net income of $20.9 million, or $0.62 per diluted share for the same three-month period in 2005.

Results of Operations—Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

Net Sales.  Net sales for the first half of 2006 totaled $2.3 billion, up 9.4% compared with sales of $2.1 billion for the same six-month period of 2005. Sweet Paper sales for the first half of 2006 contributed approximately 5% to the Company’s sales growth.  The following table summarizes net sales by product category for six months ended June 30, 2006 and 2005 (in millions):

	Six Months Ended June 30,
	2006	2005
Technology products	$893	$858
Traditional office supplies	648	622
Janitorial, sanitation and foodservice supplies	420	287
Office furniture	261	255
Freight and advertising revenue	37	44
Total net sales	$2,259	$2,066

Sales in the technology products category grew approximately 3% in the first half of 2006 compared to the prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 40%).  Traditional office supplies represented approximately 29% of the Company’s consolidated net sales in the first half of 2006.  Sales of traditional office supplies grew nearly 4% versus the first half of 2005.  Sales growth in the janitorial, sanitation product category remained strong, rising 46% compared to the prior year six-month period.  This category accounted for nearly 19% of the Company’s six months ended June 30, 2006 consolidated net sales. Office furniture sales in the first half of 2006 increased nearly 2% compared to the same six-month period in 2005. Office furniture accounted for 12% of the Company’s consolidated net sales during the first half of 2006.  See “Net Sales” under “Results of Operations – Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005” for further discussion of sales trends.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the six months ended June 30, 2006 was $364.9 million, compared to $306.7 million in the prior year period.  The increase in gross profit is primarily due to higher net sales.  The gross margin rate (gross profit as a percentage of net sales) for the first half of 2006 was 16.1%, compared to 14.8% in the same period last year.  See “Gross Profit and Gross Margin Rate” under “Results of Operations – Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005” for further discussion of gross profit and gross margin rate trends.

Operating Expenses.  Operating expenses for the six months ended June 30, 2006 were $255.5 million, or 11.3% of sales, compared with $222.4 million, or 10.7% of sales, in the same six-month period last year.  In addition to the items noted in “Operating Expenses” under “Results of Operations – Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005,” operating expenses for the first half of 2006 included the following items recognized in the first quarter of 2006: (1) a $6.7 million charge to write-off capitalized software development costs, including $0.2 million in severance charges, associated with the internal financial and order management software upgrade; (2) $2.1 million in equity compensation expense associated primarily with stock options; (3) $2.0 million in incremental expenses, primarily severance, related to the closing of the Company’s Pennsauken facility which was subsequently sold during the second quarter of 2006; and (4) a $3.5 million favorable reversal of an accrual associated to a previously restructured facility now being used by the Company.

Operating expenses for the first half of 2005 were favorably impacted by a $3.7 million reversal of a reserve related to retirement benefits for certain former Company executives.

Interest Expense, net.  Net interest expense for the first half of 2006 totaled $2.7 million, compared with $1.2 million in the same period last year.  This increase primarily reflects higher borrowings and interest rates.

Other Expense, net.  Net other expense for the six months ended June 30, 2006 totaled $6.0 million compared with $2.6 million for the same six-month period last year.  Net other expense for the six months of 2006 and 2005 primarily represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below).

Income Taxes.  Income tax expense totaled $38.4 million in the first half of 2006, compared with $30.5 million during the first half of 2005.  The Company’s effective tax rate for the first half of 2006 was 38.1%, compared with 37.9% in the first half of 2005.

Income From Continuing Operations.  Income from continuing operations for the six months ended June 30, 2006 totaled $62.3 million, compared with $49.9 million for the same six month period in 2005.

Loss From Discontinued Operations. The after-tax loss from discontinued operations totaled $2.9 million for the six month period ended June 30, 2006, compared with a loss of $2.1 million for the first half of 2005.

Net Income.  Net income for the six months ended June 30, 2006 totaled $59.4 million, or $1.84 per diluted share, compared with net income of $47.9 million, or $1.41 per diluted share, for the same period in 2005.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below)  consisted of the following amounts (in thousands):

	As of June 30, 2006	As of December 31, 2005
Revolving Credit Facility	$53,300	$14,200
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	60,100	21,000
Accounts receivable sold (1)	225,000	225,000
Total outstanding debt under GAAP and receivables sold (adjusted debt)	285,100	246,000
Stockholders’ equity	757,898	768,512
Total capitalization	$1,042,998	$1,014,512

Adjusted debt-to-total capitalization ratio	27.3%	24.2%

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

In accordance with GAAP, total debt outstanding at June 30, 2006 increased by $39.1 million to $60.1 million from the balance at December 31, 2005. This resulted from an increase in borrowings under the Company’s Revolving Credit Facility. Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of June 30, 2006 increased by $39.1 million from the balance at December 31, 2005.

At June 30, 2006, the Company’s adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company’s Receivables Securitization Program as debt) was 27.3%, compared to 24.2% at December 31, 2005.

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

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of June 30, 2006, is summarized below (in millions):

Availability

Maximum financing available under:
Revolving Credit Facility	$275.0
Receivables Securitization Program	225.0
Industrial Development Bond	6.8
Maximum financing available		$506.8

Amounts utilized:
Revolving Credit Facility	53.3
Receivables Securitization Program	225.0
Outstanding letters of credit	15.2
Industrial Development Bond	6.8
Total financing utilized		300.3
Available financing, before restrictions		206.5
Restrictive covenant limitation		—
Available financing as of June 30, 2006		$206.5

Restrictive covenants, most notably the leverage ratio covenant, under the Credit Agreement (as defined below) separately limit total available financing at points in time, as further discussed below. As of June 30, 2006, the leverage ratio covenant in the Company’s Credit Agreement did not restrict the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the three and six-month periods of 2006, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Agreement and Other Debt

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million. Under the Amended Agreement and Revolving Credit Facility, loans outstanding under the revolving credit facility mature on October 12, 2010. As of June 30, 2006, the Company had $53.3 million outstanding under the Revolving Credit Facility with $206.5 million financing available (after consideration of outstanding standby letters of credit noted below).

As of June 30, 2006, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates. In addition, outstanding standby letters of credit at June 30, 2006 totaled $15.2 million.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the “Receivables Securitization Program”) with a maximum financing availability of $225.0 million. Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. As of June 30, 2006, the Company sold $225.0 million of interests in trade accounts receivable with no additional available financing under the Receivables Securitization Program.

Cash Flow

Cash flows for the Company for the six months ended June 30, 2006 and 2005 are summarized below (in thousands):

	For the Six Months Ended June 30,
	2006	2005

Net cash provided by operating activities	$22,500	$143,898
Net cash used in investing activities	(6,186)	(146,685)
Net cash (used in) provided by financing activities	(19,720)	5,194

Cash Flow From Operations

Net cash provided by operating activities for the first six months ended June 30, 2006 totaled $22.5 million, compared with $143.9 million in the same six-month period of 2005. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company’s operating cash flows declined to $22.5 million for the six months ended June 30, 2006, compared to $47.4 million for the same six month period in 2005.  The decline in operating cash flows in 2006 versus 2005 was primarily attributed to: (1) a lower reduction in inventory levels; (2) a larger reduction in deferred credits due to the timing of supplier funding for the Company’s marketing materials; (3) an increased reduction in accrued liabilities; partially offset by higher net income and changes in accounts payable.

Internally, the Company considers accounts receivable sold under the Receivables Securitization Program (as defined) as a financing mechanism and not, as required under GAAP, a source of cash flow from operations. The Receivables Securitization Program is the Company’s primary financing mechanism.

The Company believes it is useful to provide the readers of its financial statements with net cash provided by operating activities and net cash used in financing activities adjusted for the effects of changes in accounts receivable sold. Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the six months ended June 30, 2006 and 2005 are provided below as an additional liquidity measure (in millions):

	For the Six Months Ended June 30,
	2006	2005

Cash Flows From Operating Activities:
Net cash provided by operating activities	$22.5	$143.9
Excluding the change in accounts receivable	—	(96.5)
Net cash provided by operating activities excluding the effects of receivables sold	$22.5	$47.4

Cash Flows Used In Financing Activities:
Net cash (used in) provided by financing activities	$(19.7)	$5.2
Including the change in accounts receivable sold	—	96.5
Net cash (used in) provided by financing activities including the effects of receivables sold	$(19.7)	$101.7

Cash Flow From Investing Activities

Net cash used in investing activities for the six months of 2006 was $6.2 million, compared to net cash used  of $146.7 million for the six months ended June 30, 2005. Net cash used in investing activities for the six months ended June 30, 2006 includes $25.0 million in capital expenditures for ongoing operations, $14.7 million in proceeds from the sale of assets primarily from the sale of the Company’s Edison, NJ and Pennsauken, NJ distribution centers and $4.1 million in cash proceeds from the sale of the Company’s Canadian division during the second quarter of 2006 (see “Sale of Canadian Division” above).  Net cash used in investing activities for the six months ended June 30, 2005 includes $125.2 million for the purchase of Sweet Paper (see “Acquisition of Sweet Paper” above) and $21.5 million in capital expenditures for ongoing operations.  For 2006, the Company expects net capital expenditures, after the impact of expected capital asset sale proceeds, to be approximately $30 million to $35 million, including substantial investments in IT systems and infrastructure.

Cash Flow From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2006 totaled $19.7 million, compared with cash provided of $5.2 million in the prior year period. Cash used in financing activities for the six months ended June 30, 2006 included $71.1 million in repurchases of the Company’s common stock, $1.6 million in payments of employee withholding tax on stock option exercises, offset by $39.1 million in additional borrowings under the Revolving Credit Facility and $11.6 million in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $2.3 million in excess tax benefits related to share-based compensation. Net cash provided by financing activities for the six months ended June 30, 2005 included $3.2 million in proceeds from the issuance of treasury stock upon the exercise of stock options and $2.3 million in additional borrowings under the Revolving Credit Facility, offset by $0.3 million in payments of employee withholding tax on stock option exercises.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There have not been any material changes to the Company’s exposures to market risk during the second quarter of 2006 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Based on this evaluation, and subject to the inherent limitations noted below, the Company’s management (including its CEO and CFO) concluded that, as of June 30, 2006, the Company’s Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/2006 - 5/31/2006	186,200	$49.27	186,200	42,692,771
6/1/2006 - 6/30/2006	810,400	46.15	810,400	5,293,902
Total	996,600	$46.73	996,600

(1)             All share purchases were executed under share repurchase authorizations given by the Company’s Board of Directors and made under the Company’s 10b5-1 plan adopted during 2005.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders for 2006 (the “2006 Annual Meeting”) was held on May 10, 2006.  Matters voted on and ratified by the Company’s shareholders were: (1) the re-election of three Class II directors of the Company, each to serve for a three-year term expiring in 2009; (2) ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accountants; and (3) approval of the Amended 2004 Long-Term Incentive Plan.

The following tables set forth votes cast with respect to each of the above noted items:

Proposal 1: Re-election of Directors

	Number of Votes
Director	For	Withheld
Charles K. Crovitz	28,578,296	1,237,246
Ilene S. Gordon	28,670,869	1,144,673
Frederick B. Hegi, Jr.	29,377,879	437,663

Continuing Directors

Class I Directors continuing in office until May 2008:

Richard W. Gochnauer

Daniel J. Good

John J. Zillmer

Class III Directors continuing in office until May 2007:

Roy W. Haley

Benson P. Shapiro

Proposal 2: Ratification of the Selection of Independent Registered Public Accountants

Number of Votes
For	Against	Abstain
29,531,227	279,790	4,525

Proposal 3: Approval of the Amended 2004 Long-Term Incentive Plan

Number of Votes
For	Against	Abstain	Broker Non-Votes
24,193,612	4,560,590	28,995	—

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

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of August 4, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of August 4, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 4, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -  Filed herewith

** - Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: August 4, 2006	/s/ KATHLEEN S. DVORAK
Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)