Form 10-Q
period 2006-09-30
UNITED STATIONERS INC
filed 2006-11-07
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes  ☐   No  ☒

On October 20, 2006, the registrant had outstanding 30,267,813 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2006, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 3, 2006

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	As of September 30, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$17,176	$17,415
Accounts receivable, less allowance for doubtful accounts of $14,935 in 2006 and $13,609 in 2005	267,587	224,552
Retained interest in receivables sold, less allowance for doubtful accounts of $4,874 in 2006 and $4,695 in 2005	142,370	116,538
Inventories	631,608	657,034
Other current assets	35,322	28,791
Current assets of discontinued operations	267	41,537
Total current assets	1,094,330	1,085,867

Property, plant and equipment, at cost	387,123	379,097
Less - accumulated depreciation and amortization	199,511	195,479
Net property, plant and equipment	187,612	183,618

Intangible assets, net	29,300	29,879
Goodwill, net	225,759	227,638
Other long-term assets	13,914	15,199
Total assets	$1,550,915	$1,542,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$399,102	$441,390
Accrued liabilities	162,839	163,314
Deferred credits	2,357	51,738
Current liabilities of discontinued operations	456	8,420
Total current liabilities	564,754	664,862

Deferred income taxes	19,658	29,609
Long-term debt	119,400	21,000
Other long-term liabilities	58,306	58,218
Total liabilities	762,118	773,689

Stockholders' equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2006 and 2005	3,722	3,722
Additional paid-in capital	355,266	344,628
Treasury stock, at cost - 6,751,575 shares in 2006 and 5,340,443 shares in 2005	(271,821)	(194,334)
Retained earnings	716,728	618,109
Accumulated other comprehensive loss	(15,098)	(3,613)
Total stockholders' equity	788,797	768,512
Total liabilities and stockholders' equity	$1,550,915	$1,542,201

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$1,173,827	$1,139,071	$3,433,150	$3,204,841
Cost of goods sold	981,835	972,837	2,876,213	2,731,951

Gross profit	191,992	166,234	556,937	472,890

Operating expenses:
Warehousing, marketing and administrative expenses	122,992	120,386	382,032	342,786
Restructuring charge reversal	—	(566)	(3,522)	(566)

Total operating expenses	122,992	119,820	378,510	342,220

Operating income	69,000	46,414	178,427	130,670

Interest expense, net	2,038	595	4,720	1,830

Other expense, net	3,430	2,047	9,418	4,617

Income from continuing operations before income taxes	63,532	43,772	164,289	124,223

Income tax expense	24,317	16,751	62,726	47,258

Income from continuing operations	39,215	27,021	101,563	76,965

Income (loss) from discontinued operations, net of tax	3	(905)	(2,944)	(2,979)

Net income	$39,218	$26,116	$98,619	$73,986

Net income per share—basic:
Net income per share—continuing operations	$1.28	$0.82	$3.25	$2.32
Net loss per share—discontinued operations	—	(0.03)	(0.09)	(0.09)
Net income per share—basic	$1.28	$0.79	$3.16	$2.23
Average number of common shares outstanding—basic	30,659	33,195	31,234	33,200

Net income per share—diluted:
Net income per share—continuing operations	$1.26	$0.80	$3.20	$2.27
Net loss per share—discontinued operations	—	(0.03)	(0.09)	(0.09)
Net income per share—diluted	$1.26	$0.77	$3.11	$2.18
Average number of common shares outstanding—diluted	31,062	33,923	31,707	33,878

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$98,619	$73,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,552	23,444
Share-based compensation	5,855	—
Write-off of capitalized software development costs	6,501	—
Loss on sale of Canadian Division	5,912	—
(Gain) loss on the disposition of plant, property and equipment	(5,667)	280
Amortization of capitalized financing costs	609	477
Excess tax benefits related to share-based compensation	(3,457)	—
Deferred income taxes	(10,642)	713
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(40,900)	(18,714)
(Increase) decrease in retained interest in receivables sold, net	(25,832)	29,778
Decrease in inventories	33,793	62,718
Increase in other assets	(6,633)	(12,018)
(Decrease) increase in accounts payable	(46,552)	8,716
(Decrease) increase in accrued liabilities	(6,898)	14,543
(Decrease) increase in deferred credits	(49,381)	22,989
Increase (decrease) in other liabilities	88	(4,128)
Net cash (used in) provided by operating activities	(17,033)	202,784

Cash Flows From Investing Activities:
Acquisitions	—	(125,206)
Sale of Canadian Division	13,160	—
Capital expenditures	(40,204)	(34,688)
Proceeds from the disposition of property, plant and equipment	14,718	22
Net cash used in investing activities	(12,326)	(159,872)

Cash Flows From Financing Activities:
Net borrowings under revolver	98,400	(9,200)
Issuance of treasury stock	19,765	16,806
Acquisition of treasury stock, at cost	(89,940)	(48,377)
Excess tax benefits related to share-based compensation	3,457	—
Payment of employee withholding tax related to stock option exercises	(2,594)	(2,408)
Net cash provided by (used in) financing activities	29,088	(43,179)

Effect of exchange rate changes on cash and cash equivalents	32	104
Net change in cash and cash equivalents	(239)	(163)
Cash and cash equivalents, beginning of period	17,415	15,719
Cash and cash equivalents, end of period	$17,176	$15,556

Other Cash Flow Information:
Income taxes paid, net	$62,580	$41,476
Interest paid	3,617	1,070
Loss on the sale of accounts receivable	9,445	3,970

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

In the opinion of the management of the Company (as hereafter defined), the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the Company’s results for such interim periods and its financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes and product mix. The Company evaluates these estimates periodically and makes adjustments where facts and circumstances dictate.

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with net sales for the trailing 12 months of $4.5 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 50,000 items from over 600 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and sanitation products, and foodservice consumables. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 63 distribution centers to approximately 20,000 resellers, who in turn sell directly to end-consumers.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified capitalized software costs from “Other Assets” to “Property, Plant and Equipment” beginning in the first quarter of 2006, with prior periods updated to conform to this presentation. For the nine months ended September 30, 2005, $14.5 million in operating cash outflows were reclassified as cash outflows from investing activities.

Sale of Canadian Division

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the “Canadian Division”) and as a result, classified its assets as held for sale and reported its results of operations as “discontinued operations” for all periods presented.

On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division to SYNNEX Canada Limited (the “Buyer”), a subsidiary of SYNNEX Corporation for $14.0 million.  During the three and nine month periods ended September 30, 2006, the Company received cash payments from the Buyer of $9.1 million and $13.2 million, respectively.  As part of the sale, the Buyer agreed to assume certain liabilities of the Canadian Division and offered employment to some of the employees.  The purchase price is subject to certain post-closing adjustments, including an adjustment for the value of any inventory and accounts receivable included in the sale that is not subsequently sold or collected within 180 days from the date of sale.  Under the terms of the sale, the Company is responsible for severance costs associated with employees not retained by the Buyer.  In addition, the Company has three leased facilities associated with the Canadian  Division that have been vacated and are subject to required lease obligations over the next four years.  As of September 30, 2006, total accrued exit costs associated with these Canadian facilities was $1.2 million.

Income (losses) associated with the discontinued operations of the Canadian Division for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Pre-tax income (loss) from ongoing operations	$—	$(1,444)	$(1,043)	$(4,736)
Pre-tax loss from the sale of the Canadian Division	534	—	(5,370)	—
Total pre-tax income (loss) from discontinued operations	534	(1,444)	(6,413)	(4,736)
Total income tax (expense) benefit	(531)	539	3,469	1,757
Total after-tax income (loss) from discontinued operations	$3	$(905)	$(2,944)	$(2,979)

During the third quarter of 2006, the Company recorded tax expense related to the pre-tax income from discontinued operations, as well as, a refinement of the tax expense arising from historical differences in currency translation between book and tax rules surrounding the operations and liquidation of the foreign branch that was estimated and recorded in the second quarter of 2006.

Common Stock Repurchase

As of September 30, 2006, the Company had $86.6 million remaining of a $100 million Board authorization to repurchase USI common stock. During the nine-month period ended September 30, 2006, the Company repurchased 1,898,350 shares of common stock at a cost of $89.9 million. During the same nine-month period in 2005, the Company  repurchased 1,047,546 shares of common stock at a cost of $48.4 million. A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2006 Authorization		$100.0
2005 Authorization		75.0
2004 Authorization		100.0
2002 Authorization (completed)		50.0

Repurchases:
2006 repurchases	$(89.9)		1,898,350
2005 repurchases	(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(238.4)	5,624,653
Remaining repurchase authorized at September 30, 2006		$86.6

All share repurchases were executed under three separate authorizations from the Company’s Board of Directors on the respective dates noted in the table above. Effective on June 30, 2004, the Company entered into an Amended Credit Agreement (as defined) that, among other things, increased the share repurchase limit by $200 million.  On August 3, 2006, the Company’s Board of Directors approved a new share repurchase program pursuant to which the Company is authorized to purchase an additional $100 million of its common stock.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the nine months ended September 30, 2006 and 2005, the Company reissued 491,518 and 438,365 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Supplier Allowances

Supplier allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed below, and increased by estimated supplier allowances and promotional incentives. These allowances and incentives are estimated on an ongoing basis and the potential variation between the actual amount of these margin contribution elements and the Company’s estimates of them could be material to its financial results. Reported results include management’s current estimate of such allowances and incentives.

In the third quarter of 2006, approximately 25% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 75% of the Company’s estimated supplier allowances and incentives in the third quarter of 2006 were variable, based on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s estimated annual allowance rate applied to actual inventory purchases during the period. Supplier allowances are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (primarily because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach supplier allowance growth hurdles. To the extent the Company’s annual sales volumes or product sales mix differ from those estimated, the variable allowance rates for the current period may be overstated or understated.

Fixed supplier allowances traditionally represented 40% to 45% of the Company’s total annual supplier allowances, compared to the 25% referenced above.  This ratio continues to decline as the Company negotiates its supplier contracts which replace the fixed component with a variable allowance.  The Company has transitioned to a calendar year program in its 2006 Supplier Allowance Program for product content syndication. This has altered the Company’s timing on recognizing related income and costs, and has resulted in a one-time positive impact on earnings during 2006.  During the three and nine-month periods ended September 30, 2006, the Company recorded $15.5 million and $37.6 million, respectively, related to this new program.

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

During 2006, the Company changed certain marketing programs, which favorably impacted gross margin by $5.8 million and $11.0 million in the third quarter of 2006 and the nine months ended September 30, 2006, respectively.

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

Shipping, handling and fuel costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs are included in the Company’s financial statements as a component of cost of goods sold and not netted against shipping and handling revenues.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of September 30, 2006, the Company was not a party to any capital leases.

Inventories

Inventory constituting approximately 79% of total inventory at September 30, 2006 and 81% of total inventory at December 31, 2005, has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the lower of FIFO cost or market had been used by the Company for its entire inventory, inventory would have been $47.0 million and $38.8 million higher than reported at September 30, 2006 and December 31, 2005, respectively. The Company also records adjustments to inventory for shrinkage and theft. Inventory that is obsolete, damaged, defective, or slow-moving is recorded to lower of cost or market. These adjustments are determined using historical trends and are changed, if necessary, as new information becomes available.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. As of September 30, 2006, the Company has one facility and associated assets with total net book value of $7.0 million classified as “held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets. During the second quarter of 2006, the Company sold its Edison, NJ and Pennsauken, NJ facilities for a total gain of $6.7 million.

Capitalized Software Development Costs

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software development costs are included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets of September 30, 2006 and December 31, 2005. The total costs are as follows (in thousands):

	As of September 30, 2006	As of December 31, 2005
Capitalized software development costs	$57,689	$50,789
Write-off of capitalized software development costs	(6,501)	—
Accumulated amortization	(26,716)	(24,386)
Net capitalized software development costs	$24,472	$26,403

As of September 30, 2006 and December 31, 2005, capitalized software development costs before amortization included $12.4 million and $5.4 million, respectively, related to the Company’s Reseller Technology Solution investment.

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

In September 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and/or results of operations.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan's projected benefit obligation. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 calendar year, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008.  The Company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during the Company’s 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a material impact on its financial position and/or results of operations.

3.              Share-Based Compensation

As of September 30, 2006, the Company has three active equity compensation plans.  A description of these plans is as follows:

Amended 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key employees to those of the Company’s shareholders and provide competitive compensation to key employees. Awards include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards.  Key employees and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options.

Directors Grant Plan

The Directors Grant Plan, adopted by the Board in 2001, permitted the discretionary award of up to 4,000 deferred stock units per year to each non-employee Director of the Company, up to the maximum of 250,000 total shares previously established with respect to the plan. As of September 30, 2006, all previously granted deferred stock units vested and were settled in shares of common stock on a one-for-one basis.  On October 10, 2006, the Human Resources Committee of the Board of Directors terminated the Directors Grant Plan.

Nonemployee Directors' Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director.

Share-Based Compensation

Historically, the majority of awards issued under these plans have been stock options with service-type conditions. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  Under this prior accounting treatment, the Company recorded a nominal amount of compensation expense for the first nine months of 2005, since the respective options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. The Company’s adoption of SFAS No. 123(R) did not result in any cumulative effect of an accounting change. Under this modified-prospective transition method, compensation cost recognized in the nine month period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), the Company recorded a pre-tax charge of $1.8 million ($1.1 million after-tax), or $0.04 per diluted share, for share-based compensation during the third quarter of 2006. During the nine months ended September 30, 2006, the Company recorded a pre-tax charge of  $5.9 million ($3.6 million after-tax), or $0.11 per diluted share for share-based compensation. The total intrinsic value of options exercised for the three months and nine months ended September 30, 2006 totaled $3.2 million and $9.9 million, respectively. During the same comparable three- and nine-month periods in 2005, total intrinsic value of options exercised was $6.3 million and $9.1 million.  As of September 30, 2006, there was $16.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Company’s Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The $3.5 million excess tax benefit classified as a financing cash inflow on the Consolidated Statement of Cash Flows would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Stock options generally vest over three years and have a term of 10 years. Compensation costs for all stock options is recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the third quarter of 2006, 749,554 options were granted.  Fair values for stock options granted during the three and nine-month periods ended September 30, 2006 and 2005 were estimated using the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Fair value of options granted	$11.25	11.40	10.28	11.40
Exercise price	45.98	46.59	46.06	46.53
Expected stock price volatility	23.0%	28.0%	23.6%	28.0%
Risk-free interest rate	4.8%	4.2%	4.7%	4.2%
Expected life of options (years)	3.5	3	3	3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes the transactions under the Company’s equity compensation plans for the nine months ended September 30, 2006:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2005	3,728,182	$36.18
Granted	768,993	45.61
Exercised	(507,740)	30.17
Canceled	(65,483)	43.56
Options outstanding - September 30, 2006	3,923,952	$38.68	7.4	$151,763

Number of options exercisable	2,269,957	$35.34	6.3	$80,231

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$26,116	$73,986
Add: Stock-based employee compensation expense included in reported net income, net of tax	6	35
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(1,064)	(3,392)
Pro forma net income	$25,058	$70,629

Net income per share - basic:
As reported	$0.79	$2.23
Pro forma	0.75	2.13

Net income per share - diluted:
As reported	$0.77	$2.18
Pro forma	0.74	2.08

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

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment.  As of September 30, 2006 and December 31, 2005, the Company had $29.3 million and $29.9 million, respectively, in net intangible assets. Net intangible assets as of September 30, 2006 and December 31, 2005, consist primarily of customer lists and non-compete agreements purchased as part of the Sweet Paper acquisition (see “Acquisition of Sweet Paper” below). The weighted average remaining useful life of these intangible assets is expected to be approximately 12 years.  Amortization expense associated with intangible assets totaled $0.6 million and $2.0 million for the three- and nine-month periods ended September 30, 2006, respectively.  Accumulated amortization of intangible assets at September 30, 2006 and December 31, 2005 was $3.4 million and $1.4 million, respectively.

As part of the sale of the Company’s Canadian Division (see “Sale of Canadian Division” above), $15.1 million of goodwill was written-off and included in the $6.4 million pre-tax loss from discontinued operations for the nine months ended September 30, 2006.  The goodwill associated with the Canadian Division was reflected in “Current assets from discontinued operations” on the December 31, 2005 Condensed Consolidated Balance Sheet included in this Quarterly Report.

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

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on an allocation of the purchase price to net assets acquired, $62.8 million has been allocated to goodwill and $30.8 million to amortizable intangible assets. The remaining purchase price was allocated to identifiable purchased assets and assumed liabilities.

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

During the first quarter of 2006, the Company reversed $3.5 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 Restructuring Plan. The Company is now using previously unused space in its Memphis distribution center for operations related to the Company’s global sourcing initiative and to expand Lagasse’s distribution capability for janitorial, sanitation, office and foodservice products.

As of September 30, 2006 and December 31, 2005, the Company had accrued restructuring costs on its balance sheet of approximately $3.1 million and $7.5 million, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three- and nine-month period ended September 30, 2006 totaled $0.2 million and $0.9 million, respectively. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three-and nine-month periods ended September 30, 2005 totaled $0.7 million and $1.3 million, respectively.

6.              Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005

Net income	$39,218	$26,116	$98,619	$73,986
Unrealized currency translation adjustment	443	1,032	(11,485)	1,319
Total comprehensive income	$39,661	$27,148	$87,134	$75,305

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Net income	$39,218	$26,116	$98,619	$73,986

Denominator:
Denominator for basic earnings per share—weighted average shares	30,659	33,195	31,234	33,200

Effect of dilutive securities:
Employee stock options	403	728	473	678

Denominator for diluted earnings per share—
Adjusted weighted average shares and the effect of dilutive securities	31,062	33,923	31,707	33,878

Net income per share:
Net income per share—basic	$1.28	$0.79	$3.16	$2.23
Net income per share—diluted	$1.26	$0.77	$3.11	$2.18

8.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The Amended Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of September 30, 2006	As of December 31, 2005
Revolver	$112,600	$14,200
Industrial development bond, maturing in 2011	6,800	6,800
Total	$119,400	$21,000

As of September 30, 2006 and December 31, 2005, 100% of the Company’s outstanding debt was priced at variable interest rates, based primarily on the applicable bank prime rate or one-month London InterBank Offered Rate (“LIBOR”). At  September 30, 2006 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.7 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

Credit Agreement and Other Debt

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million. Under the Amended Agreement and Revolving Credit Facility, loans outstanding under the revolving credit facility mature on October 12, 2010. As of September 30, 2006 and December 31, 2005, the Company had $112.6 million and $14.2 million, respectively, outstanding under the Revolving Credit Facility (maturing in October 2010).

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

The Amended Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility provided for in the Amended Agreement.  As of September 30, 2006 and December 31, 2005, outstanding standby letters of credit totaled $14.2 million and $16.0 million, respectively.

In addition, as of both September 30, 2006 and December 31, 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this Program are excluded from accounts receivable in the Condensed Consolidated Financial Statements.  As of  both  September  30, 2006 and December 31, 2005, the Company sold $225.0 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $225.0 million as of both September 30, 2006 and December 31, 2005 are excluded from the Condensed Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”  For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the nine months of 2006 ranged between 4.9% and 6.0%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the financial cost of funding under the program, totaled $3.4 million and $9.4 million for the three- and nine-month periods ended September 30, 2006, respectively. Losses recognized on the sale of accounts receivable for the three- and nine-month periods ended September 30, 2005 were $2.0 million and $4.4 million, respectively. Proceeds from the collections under this revolving agreement for the nine months ended September 30, 2006 and 2005 were $2.9 billion and $2.8 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $367.4 million and $341.5 million of trade receivables in the trust as of September 30, 2006 and December 31, 2005 was $142.4 million and $116.5 million, respectively. The Company’s retained interest in the trust is included in the Condensed Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during the third quarter of 2006 were not material.

10.       Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Consolidated Financial Statements for the year ended December 31, 2005. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and nine months ended September 30, 2006 and 2005 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost - benefit earned during the period	$1,492	$1,429	$4,476	$4,287
Interest cost on projected benefit obligation	1,600	1,416	4,800	4,248
Expected return on plan assets	(1,437)	(1,279)	(4,311)	(3,837)
Amortization of prior service cost	56	53	168	159
Amortization of actuarial loss	435	414	1,305	1,242
Net periodic pension cost	$2,146	$2,033	$6,438	$6,099

	Postretirement Healthcare
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost - benefit earned during the period	$(125)	$139	$187	$417
Interest cost on projected benefit obligation	(57)	97	145	291
Amortization of actuarial gain	(214)	(14)	(260)	(42)
Net periodic postretirement healthcare benefit cost	$(396)	$222	$72	$666

The Company did not make cash contributions to its pension plans during the third quarter of 2006 and 2005.  During the nine-month period ended September 30, 2006 and 2005, the Company made cash contributions to its pension plans of $7.1 million and $4.8 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees. The plan permits employees to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions. The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $0.9 million and $3.2 for the Company match of employee contributions to the 401(k) Plan during the three- and nine-month periods ended September 30, 2006, respectively. During the same periods last year, the Company recorded $0.9 million and $2.8 million for the same match.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of September 30, 2006 and December 31, 2005 were as follows (in thousands):

	As of	As of
	September 30, 2006	December 31, 2005
Other Long-Term Assets:

Assets held for sale	$7,022	$7,898
Unamortized financing costs	1,588	2,127
Other	5,304	5,174
Total other long-term assets	$13,914	$15,199

Other Long-Term Liabilities:

Accrued pension obligation	$27,040	$27,040
Deferred rent	12,854	10,365
Postretirement benefits	8,866	8,797
Restructuring and exit cost reserves	4,121	6,278
Other	5,425	5,738
Total other long-term liabilities	$58,306	$58,218

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

Business Overview and Recent Results

The Company is North America’s largest broad line wholesale distributor of business products, with net sales for the trailing 12 months of $4.5 billion. Through its national distribution network, the Company distributes its products to over 20,000 resellers, who in turn sell directly to end-consumers. Products are distributed through the Company’s network of 63 distribution centers. The following are key events related to the third quarter of 2006 and recent trends:

•                  The Company’s performance is impacted by certain macroeconomic factors, including corporate profitability, office vacancy rates and white-collar employment.  As such, sales growth will be influenced by these external factors.

•                  Net cash from operating activities for the nine months ended September 30, 2006 was a use of cash of $17.0 million, compared to a $202.8 million source of cash in the same prior-year period.  The Company has made significant investments in working capital, including inventory to support the roll-out of foodservice consumables, increased global sourcing, improved service levels, and catalog changes.  In addition, changes in the timing of supplier payments under our new product syndication program have increased accounts receivable.  The Company is committed to reducing its working capital requirements which is expected to lead to improvements in cash flow during in 2007.

•                  Net sales for the third quarter rose 3.1% over the prior year quarter, despite one less selling day in the quarter.  The Company’s janitorial / sanitation and foodservice and traditional office product categories had the highest growth rates in the third quarter of 2006. As previously disclosed in the Company’s third quarter 2006 press release dated November 2, 2006, sales as of that date in the fourth quarter were up approximately 5% over the prior-year’s quarter.

•                  On October 17, 2006, the Company announced a restructuring plan to eliminate corporate staff positions through both voluntary and involuntary separation plans.  These measures are expected to be substantially complete by the end of 2006 and will result in a fourth quarter estimated pre-tax charge of $4 million to $8 million.  Cash outlays for these benefits, which include severance pay and benefits, prorated bonuses, and outplacement costs will be paid primarily during 2007.  The Company’s goal is to achieve annual savings of approximately $10 million from this plan.  The Company is committed to reducing its cost structure by simplifying processes, increasing operating efficiency, achieving productivity improvements and reducing corporate overhead.

•                  On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division for $14.0 million ($13.2 million in cash received through the third quarter of 2006).  As a result of the sale of the Canadian Division, the Company recorded a total pre-tax loss of $6.4 million ($2.9 million after-tax) during 2006. Net sales for this division during the first, second, third and fourth quarters of 2005 were $41.5 million, $32.1 million, $27.3 million, and $28.6 million, respectively.

•                  Fixed supplier allowances traditionally represented 40% to 45% of the Company’s total annual supplier allowances, compared to 25% in the third quarter of 2006.  The ratio of fixed versus variable supplier allowances is declining as the Company negotiates its 2006 supplier contracts which replace the fixed component with a variable allowance.  In addition, the Company is transitioning to a calendar year program for product content syndication which has altered the Company’s timing on recognizing related revenues and costs. The change will continue to alter the timing of the recognition of related income and costs and will result in a significant one-time positive impact on gross margin and earnings during 2006.  The Company’s gross profit for the three- and nine-month periods ended September 30, 2006 was favorably impacted by $15.4 million and $37.6 million, respectively, related to the Company’s product content syndication program.

•                  In the first quarter of 2006, the Company recorded a write-off of $6.7 million in capitalized software development costs related to its internal financial and order management software upgrade.  Many IT associates were re-deployed to work on the Company’s mainframe infrastructure upgrade and data center move which will take place in the fourth quarter of 2006.

•                  To date, the Company has invested $12.4 million in its Reseller Technology Solution (“RTS”) initiative which is an enterprise software solution for independent dealers providing them with enhanced e-commerce capabilities so they can fully utilize the marketing campaigns the Company offers.  Currently, the RTS system has been implemented at six dealers with a solid pipeline in place for future implementations.

•                  In June 2005, the Company acquired Sweet Paper.  The operating facilities and technology systems were integrated by the end of April 2006.  With the integration complete and the “customer experience” changing, the Company has experienced the loss of some transactional volume.  Additional product line rationalization, implementation of certain marketing-related programs and consistent operating stability should lead to a recovery of this volume within the next 12 months.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.

Stock Repurchase Program

At September 30, 2006, the Company had $86.6 million available under share repurchase authorizations from its Board of Directors.  During the third quarter of 2006, the Company repurchased 405,500 shares at an aggregate cost of $18.8 million. For the nine months ended September 30, 2006, total share repurchases totaled 1,898,350 at an aggregate cost of $89.9 million.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Critical Accounting Policies, Judgments and Estimates

During the third quarter of 2006, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.6	85.4	83.8	85.2
Gross margin	16.4	14.6	16.2	14.8

Operating expenses
Warehousing, marketing and administrative expenses	10.5	10.6	11.1	10.7
Restructuring charge reversal	—	(0.1)	(0.1)	—
Total operating expenses	10.5	10.5	11.0	10.7
Operating income	5.9	4.1	5.2	4.1
Interest expense, net	0.2	0.1	0.1	0.1
Other expense, net	0.3	0.2	0.3	0.1
Income from continuing operations before income taxes	5.4	3.8	4.8	3.9
Income tax expense	2.1	1.4	1.8	1.5
Income from continuing operations	3.3	2.4	3.0	2.4
Income (loss) from discontinued operations	—	0.1	0.1	0.1
Net income	3.3%	2.3%	2.9%	2.3%

Results of Operations—Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

Net Sales. Net sales for the third quarter of 2006 were $1.2 billion, up 3.1% compared with sales of $1.1 billion for the same three-month period of 2005.  The third quarter of 2006 had one less selling day compared with the same period of 2005.  The following table summarizes net sales by product category for the three months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended
	September 30,
	2006	2005
Technology products	$445	$440
Traditional office supplies	343	327
Janitorial, sanitation and foodservice supplies	220	212
Office furniture	146	142
Other	20	18
Total net sales	$1,174	$1,139

Sales in the technology products category in the third quarter of 2006 grew approximately 1% versus the third quarter of 2005.  This category continues to represent the largest percentage of the Company’s consolidated net sales which accounted for approximately 38% for the third quarter of 2006.  Sales in this category benefited from initiatives in our printer imaging business and other competitive pricing initiatives.

Sales of traditional office supplies in the third quarter of 2006 grew nearly 5% versus the third quarter of 2005. Traditional office supplies represented approximately 30% of the Company’s consolidated net sales for the third quarter of 2006. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in individual categories such as school supplies.

Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising 3.5% in the third quarter of 2006 compared to the third quarter of 2005.  This category accounted for approximately 19% of the Company’s third quarter of 2006 consolidated net sales. Growth in this category was primarily due to additional sales resulting from continued growth with large distributors the Company serves through its Lagasse subsidiary.

Office furniture sales in the third quarter of 2006 rose nearly 3% compared to the same three-month period of 2005. Office furniture accounted for 13% of the Company’s third quarter of 2006 consolidated net sales.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the third quarter of 2006 was $192.0 million, compared to $166.2 million in the third quarter of 2005. The increase in gross profit is due primarily to higher net sales and $21.3 million in one-time impacts related to the Company’s product content syndication program and customer marketing program changes.

The gross margin rate (gross profit as a percentage of net sales) for third quarter of  2006 was 16.4%, compared to 14.6% in the third quarter of 2005.  The gross margin rate for the third quarter of 2006 was positively impacted by a 1.9 percentage point impact from a previously disclosed change in the Company’s product content syndication program and other customer marketing program changes.  This change altered the timing of the recognition of related revenues and costs and resulted in a significant one-time positive impact on gross margin and earnings during the third quarter of 2006.  In addition, the gross margin rate for the third quarter of 2006 was favorably impacted by a 0.3 percentage point increase in pricing margin (invoice price less standard cost) across the Company’s product categories and the favorable impact of the Company’s global sourcing initiatives.  These positive impacts to the gross margin rate were partially offset by a 0.2 percentage point decline related to inventory write-downs and 0.2 percentage points for higher freight costs.

Operating Expenses. Operating expenses for the third quarter of 2006 totaled $123.0 million, or 10.5% of net sales, compared with $119.8 million, or 10.5% of net sales in the third quarter of 2005.  Operating expenses for the third quarter of 2006 reflects $1.8 million in equity compensation and a $4.2 million increase in payroll and employee-related costs, offset by a $1.6 million decline in professional service expenses compared to the prior year quarter.  As announced on October 17, 2006, the Company will be extending its War on Waste initiatives to other areas of the business to pursue further opportunities to reduce its cost structure. This includes streamlining processes and realigning the organization for increased efficiency.

Operating expenses for the third quarter of 2005 included $2.5 million in incremental expenses associated with Hurricane Katrina, $2.7 million related to the Company’s then existing internal information systems project and approximately $0.8 million in incremental non-recurring costs associated with opening the Company’s Cranbury, New Jersey distribution center.

Interest Expense. Interest expense for the third quarter of 2006 was $2.0 million, compared with $0.6 million for the same period in 2005. The increase in interest expense for the third quarter of 2006 was attributable to higher borrowings combined with higher interest rates.

Other Expense, net. Other expense for the third quarter of 2006 was $3.4 million, compared with $2.0 million in the third quarter of 2005. Other expense for both the third quarter of 2006 and 2005 primarily represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.

Income Taxes. Income tax expense was $24.3 million for the third quarter of 2006, compared with $16.8 million for the same period in 2005. The Company’s effective tax rate was 38.3% for both the third quarter of 2006 and 2005.

Income From Continuing Operations.  Income from continuing operations for the third quarter of 2006 was $39.2 million, compared with $27.0 million for the third quarter of 2005.

Income (Loss) From Discontinued Operations. During the first quarter of 2006, the Company announced its intention to sell its Canadian Division and therefore began reporting it as discontinued operations for all periods presented.  On June 9, 2006, the Company sold its Canadian Division.  The after-tax income from discontinued operations was minimal for the third quarter, compared with an after-tax loss of ($0.9) million for the third quarter of 2005.

Net Income. Net income for the third quarter of 2006 totaled $39.2 million, or $1.26 per diluted share, compared with net income of $26.1 million, or $0.77 per diluted share for the same three-month period in 2005.

Results of Operations—Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

Net Sales.  Net sales for the nine months ended September 30, 2006 totaled $3.4 billion, up 7.1% compared with sales of $3.2 billion for the same nine-month period of 2005.  The nine month period ended September 30, 2006 had one less selling day compared with the same period of 2005.  The 2006 quarter included five incremental months of Sweet Paper sales.  The following table summarizes net sales by product category for nine months ended September 30, 2006 and 2005 (in millions):

	Nine Months Ended
	September 30,
	2006	2005
Technology products	$1,338	$1,304
Traditional office supplies	991	953
Janitorial, sanitation and foodservice supplies	640	500
Office furniture	407	398
Other	57	50
Total net sales	$3,433	$3,205

Sales in the technology products category grew approximately nearly 3% in the nine-month period ended September 30, 2006 compared to the prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 40%).  Traditional office supplies represented approximately 29% of the Company’s consolidated net sales for the nine-month period ended September 30, 2006.  Sales of traditional office supplies grew 4% versus the same nine-month period of 2005.  Sales growth in the janitorial, sanitation and foodservice supplies product category remained strong, rising nearly 30% compared to the same nine-month period of 2005.  Sales for this category in 2006 include five incremental months of Sweet Paper sales.  This category accounted for nearly 19% of the Company’s nine months ended September 30, 2006 consolidated net sales. Office furniture sales in the nine-month period of 2006 increased over 2% compared to the same nine-month period in 2005. Office furniture accounted for 12% of the Company’s consolidated net sales during the nine-month period ended September 30, 2006.  See “Net Sales” under “Results of Operations – Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005” for further discussion of sales trends.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the nine months ended September 30, 2006 was $556.9 million, compared to $472.9 million in the prior year period.  The increase in gross profit is primarily due to higher net sales.  The gross margin rate (gross profit as a percentage of net sales) for the nine months ended September 30, 2006 was 16.2%, compared to 14.8% in the same period last year.  See “Gross Profit and Gross Margin Rate” under “Results of Operations – Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005” for further discussion of gross profit and gross margin rate trends.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2006 were $378.5 million, or 11.0% of sales, compared with $342.2 million, or 10.7% of sales, in the same nine-month period last year.  In addition to the items noted in “Operating Expenses” under “Results of Operations – Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005,” operating expenses for the nine months of 2006 included the following items: (1) a $6.7 million charge to write-off capitalized software development costs associated with the internal financial and order management software upgrade; (2) $5.9 million in equity compensation expense associated primarily with stock options; (3) $2.0 million in incremental expenses, primarily severance, related to the closing of the Company’s Pennsauken facility which was subsequently sold during the second quarter of 2006; (4) a $3.5 million favorable reversal of an accrual associated to a previously restructured facility now being used by the Company; and (5) a $6.7 million gain on the sale of two distribution centers.

Operating expenses for the nine-month period ended September 30, 2005 were favorably impacted by a $3.7 million reversal of a reserve related to retirement benefits for certain former Company executives and unfavorably impacted by $2.3 million related to settlement of two preference avoidance lawsuits.

Interest Expense, net.  Net interest expense for the nine months ended September 30, 2006 totaled $4.7 million, compared with $1.8 million in the same period last year.  This increase primarily reflects higher borrowings and interest rates.

Other Expense, net.  Net other expense for the nine months ended September 30, 2006 totaled $9.4 million compared with $4.6 million for the same nine-month period last year.  Net other expense for the nine months of 2006 and 2005 primarily represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described below).

Income Taxes.  Income tax expense totaled $62.7 million in the nine-month period ended September 30, 2006, compared with $47.3 million during the same period of 2005.  The Company’s effective tax rate for the nine months of 2006 was 38.2%, compared with 38.0% in the same period of 2005.

Income From Continuing Operations.  Income from continuing operations for the nine months ended September 30, 2006 totaled $101.6 million, compared with $77.0 million for the same nine month period in 2005.

Loss From Discontinued Operations. The after-tax loss from discontinued operations totaled $2.9 million for the nine month period ended September 30, 2006, compared with a loss of $3.0 million for the same period of 2005.

Net Income.  Net income for the nine months ended September 30, 2006 totaled $98.6 million, or $3.11 per diluted share, compared with net income of $74.0 million, or $2.18 per diluted share, for the same period in 2005.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below)  consisted of the following amounts (in thousands):

	As of	As of
	September 30, 2006	December 31, 2005
Revolving Credit Facility	$112,600	$14,200
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	119,400	21,000
Accounts receivable sold (1)	225,000	225,000
Total outstanding debt under GAAP and receivables sold (adjusted debt)	344,400	246,000
Stockholders' equity	788,797	768,512
Total capitalization	$1,133,197	$1,014,512
Adjusted debt-to-total capitalization ratio	30.4%	24.2%

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

In accordance with GAAP, total debt outstanding at September 30, 2006 increased by $98.4 million to $119.4 million from the balance at December 31, 2005. This resulted from an increase in borrowings under the Company’s Revolving Credit Facility. Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of September 30, 2006 also increased by $98.4 million from the balance at December 31, 2005.

At September 30, 2006, the Company’s adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company’s Receivables Securitization Program as debt) was 30.4%, compared to 24.2% at December 31, 2005.

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

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of September 30, 2006, is summarized below (in millions):

Availability
Maximum committed financing available under:
Revolving Credit Facility	$275.0
Receivables Securitization Program	225.0
Industrial Development Bond	6.8
Maximum financing available		$506.8

Amounts utilized:
Revolving Credit Facility	112.6
Receivables Securitization Program	225.0
Outstanding letters of credit	14.2
Industrial Development Bond	6.8
Total financing utilized		358.6
Available financing, before restrictions		148.2
Restrictive covenant limitation		—
Available financing as of September 30, 2006		$148.2

Restrictive covenants, most notably the leverage ratio covenant, under the Credit Agreement (as defined below) may separately limit total available financing at points in time, as further discussed below. As of September 30, 2006, the leverage ratio covenant in the Company’s Credit Agreement did not restrict the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.  The Company is also arranging additional commitments under its revolving credit facility which will provide an additional liquidity resource.

Contractual Obligations

During the three and nine-month periods of 2006, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Agreement and Other Debt

Effective October 12, 2005, the Company entered into an Amended and Restated Five-Year Revolving Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with an aggregate committed principal amount of $275 million. Subject to the terms and conditions of the Amended Agreement, the Company may seek additional commitments to increase the aggregate committed principal amount under the facility to a total amount of up to $375 million. Under the Amended Agreement and Revolving Credit Facility, loans outstanding under the revolving credit facility mature on October 12, 2010. As of September 30, 2006, the Company had $112.6 million outstanding under the Revolving Credit Facility with $148.2 million financing available (after consideration of outstanding standby letters of credit noted below).

As of September 30, 2006, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates. In addition, outstanding standby letters of credit at September 30, 2006 totaled $14.2 million.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the “Receivables Securitization Program”) with a maximum financing availability of $225.0 million. Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. As of September 30, 2006, the Company sold $225.0 million of interests in trade accounts receivable with no additional available financing under the Receivables Securitization Program.

Cash Flow

Cash flows for the Company for the nine months ended September 30, 2006 and 2005 are summarized below (in thousands):

	For the Nine Months Ended
	September 30,
	2006	2005
Net cash (used in) provided by operating activities	$(17,033)	$202,784
Net cash used in investing activities	(12,326)	(159,872)
Net cash provided by (used in) financing activities	29,088	(43,179)

Cash Flow From Operations

Net cash used in operating activities for the nine months ended September 30, 2006 totaled $17.0 million, compared with net cash provided by operating activities of $202.8 million in the same nine-month period of 2005. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company’s operating cash flows declined to a use of cash of $17.0 million for the nine months ended September 30, 2006, compared to a source of cash of $146.3 million for the same nine month period in 2005.  The decline in operating cash flows in 2006 versus 2005 was primarily attributed to the year-over-year change in: (1) a lower reduction in inventory levels of $28.9 million; (2) a reduction in accounts payable of $55.3 million; (3) a greater reduction in deferred credits due to the timing of supplier funding for the Company’s marketing materials of $72.4 million; (4) accounts receivable dropped $55.7 million ($50.0 million was due to an increase in the amount of receivables sold under the Company’s receivables securitization program); (5) an increased reduction in accrued liabilities of $21.4 million; partially offset by higher net income of $24.6 million.

Internally, we view accounts receivable sold through our Receivables Securitization Program (the “Program”) to be a financing mechanism based on the following considerations and reasons:

•                  The Program is our first source of financing, primarily because it carries a lower cost than other traditional borrowings;

•                  The Program characteristics are similar to those of traditional debt, including being securitized, having an interest component and being viewed as traditional debt by the Program’s financial providers in determining capacity to support and service debt;

•                  The terms of the Program are structured similar to those in many revolving credit facilities, including provisions addressing maximum commitments, costs of borrowing, financial covenants and events of default;

•                  As with debt, we elect, in accordance with the terms of the Program, how much is funded through the Program at any given time;

•                  Provisions of our Credit Facility aggregate true debt (including borrowings under the Credit Facility) together with the balance of accounts receivable sold under the Program into the concept of “Consolidated Funded Indebtedness.”  This effectively treats the Program as debt for purposes of Credit Facility requirements and covenants; and

•                  For purposes of managing working capital requirements, we evaluate working capital before any sale of accounts receivables sold through the Program to assess accounts receivable requirements and performance, on measures such as days outstanding and working capital efficiency.

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the nine months ended September 30, 2006 and 2005 are provided below as an additional liquidity measure (in millions):

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(17.0)	$202.8
Excluding the change in accounts receivable	—	(56.5)
Net cash (used in) provided by operating activities excluding the effects of receivables sold	$(17.0)	$146.3

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	$29.1	$(43.2)
Including the change in accounts receivable sold	—	56.5
Net cash provided by financing activities including the effects of receivables sold	$29.1	$13.3

Cash Flow From Investing Activities

Net cash used in investing activities for the nine months of 2006 was $12.3 million, compared to net cash used in operating activities of $159.9 million for the nine months ended September 30, 2005. Net cash used in investing activities for the nine months ended September 30, 2006 includes $40.2 million in capital expenditures for ongoing operations, $14.7 million in proceeds from the sale of assets primarily from the sale of the Company’s Edison, NJ and Pennsauken, NJ distribution centers and $13.2 million in cash proceeds from the sale of the Company’s Canadian division during the second quarter of 2006 (see “Sale of Canadian Division” above).  Net cash used in investing activities for the nine months ended September 30, 2005 includes $125.2 million for the purchase of Sweet Paper (see “Acquisition of Sweet Paper” above) and $34.7 million in capital expenditures for ongoing operations.  For 2006, the Company expects gross capital expenditures, before the impact of expected capital asset sale proceeds, to be approximately $45 million to $50 million, including substantial investments in IT systems and infrastructure.  Gross capital spending for 2007 is anticipated to be in the range of $25 million to $30 million.

Cash Flow From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $29.1 million, compared with a use of cash of $43.2 million in the prior year period. Cash provided by financing activities for the nine months ended September 30, 2006 included $98.4 million in additional borrowings under the Revolving Credit Facility, $19.8 million in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $3.5 million in excess tax benefits related to share-based compensation, offset by $89.9 million in repurchases of the Company’s common stock and $2.6 million in payments of employee withholding tax on stock option exercises.  Net cash used in financing activities for the nine months ended September 30, 2005 included $48.4 million in repurchases of the Company’s common stock, a $9.2 million reduction in borrowings under the Company’s Revolving Credit Facility and $2.4 million in payments of employee withholding tax on stock option exercises, offset by $16.8 million in proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There have not been any material changes to the Company’s exposures to market risk during the third quarter of 2006 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that, as of September 30, 2006, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the third quarter of 2006

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2006 - 7/31/2006	74,500	$48.33	74,500	101,693,558
9/1/2006 - 9/30/2006	331,000	45.95	331,000	86,482,459
Total	405,500	$46.39	405,500

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

10.1*	Summary of Board of Directors Compensation as amended July 27, 2006 with an effective date of September 1, 2006**

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of November 3, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of November 3, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -             Filed herewith

** -      Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ KATHLEEN S. DVORAK
Date: November 3, 2006	Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)