Form 10-K
period 2006-12-31
UNITED STATIONERS INC
filed 2007-03-01
CIK 355999

Use these links to rapidly review the document
TABLE OF CONTENTS

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-10653

UNITED STATIONERS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3141189 (I.R.S. Employer Identification No.)
One Parkway North Boulevard Suite 100 Deerfield, Illinois 60015-2559 (847) 627-7000 (Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.10 par value per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Yes  ☐     No  ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2006 was approximately $1,482,581,887.

On February 8, 2007, United Stationers Inc. had 29,691,256 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.
FORM 10-K
For The Year Ended December 31, 2006

PART I

ITEM 1. BUSINESS.

General

United Stationers Inc. is North America's largest broad line wholesale distributor of business products, with consolidated net sales of approximately $4.5 billion. United offers a broad and deep line of nearly 46,000 products in these categories: technology products, traditional business products, office furniture, janitorial and sanitation products, and foodservice consumables. The company's network of 63 distribution centers allows it to ship these items to approximately 20,000 reseller customers, reaching more than 90% of the U.S. and major cities in Mexico on an overnight basis.

Except where otherwise noted, the terms "United" and "the Company" refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. (USI), was incorporated in 1981 in Delaware. USI's only direct wholly owned subsidiary—and its principal operating company—is United Stationers Supply Co. (USSC), incorporated in 1922 in Illinois.

Products

United distributes approximately 46,000 stockkeeping units ("SKUs") in these categories:

Technology Products.    The Company is a leading wholesale distributor of computer supplies and peripherals in North America. It offers approximately 12,000 items, including printer cartridges, data storage, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated approximately 39% of the Company's 2006 consolidated net sales.

Traditional Office Products.    The Company is one of the largest national wholesale distributors of a broad range of office supplies. It carries approximately 22,000 brand-name and private label products, such as document management products, business machines, presentation products, writing instruments, paper products, organizers, calendars and general office accessories. These products contributed approximately 29% of net sales during the year.

Janitorial/Sanitation Products and Foodservice Consumables.    United is a leading wholesaler of janitorial and sanitation supplies throughout the U.S. The Company offers about 7,000 items in these lines: janitorial and sanitation supplies, foodservice consumables (such as disposable tableware), safety and security items, and paper and packaging supplies. This product category provided approximately 19% of the latest year's net sales and is the fastest growing category of the business.

Office Furniture.    United is one of the largest office furniture wholesaler distributors in North America. It provides over 5,000 products from more than 60 of the industry's leading manufacturers including, desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. Innovative marketing programs and related services help drive this business across multiple customer channels. This product category represented approximately 12% of net sales for the year.

The remaining 1% of the Company's consolidated net sales came from freight and advertising revenue.

United offers private brand products within each of its product categories to help resellers provide quality value-priced items to their customers. These include Innovera™ technology products, Universal® office products, Windsoft® paper products, UniSan® janitorial and sanitation products, and Alera™ office furniture. During 2006, private brand products accounted for almost 11% of United's net sales.

Customers

United serves a diverse group of over 20,000 customers. They include independent office products dealers, contract stationers, national mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains and e-commerce merchants. No single customer accounted for more than 6.5% of 2006 consolidated net sales.

Independent resellers accounted for approximately 80% of consolidated net sales. The Company provides these customers with specialized services designed to help them market their products and services while improving operating efficiencies and reducing costs.

Marketing and Customer Support

United's customers can purchase most of the products it distributes at similar prices from many other sources. As a matter of fact, many reseller customers purchase their products from more than one source, frequently using "first call" and "second call" distributors. A "first call" distributor typically is a reseller's primary wholesaler and has the first opportunity to fill an order. If the "first call" distributor cannot meet the demand, or do so on a timely basis, the reseller will contact its "second call" distributor.

United's marketing efforts differentiate the company from its competitors by providing an unmatched level of value-added services to resellers:

  •
  A broad line of products for one-stop shopping;

  •
  High levels of products in stock, with an average line fill rate greater than 97% in 2006;

  •
  Efficient order processing, resulting in a 99.5% order accuracy rate for the year;

  •
  High-quality customer service from several state-of-the-art customer care centers;

  •
  National distribution capabilities that enable same-day or overnight delivery to more than 90% of the U.S. and major cities in Mexico, providing a 99% on-time delivery rate in 2006;

  •
  Training programs designed to help resellers improve their operations;

  •
  End-consumer research to help resellers better understand their market.

United's marketing programs emphasize two other major strategies. First, the Company produces product content that is used to populate an extensive array of print and electronic catalogs for commercial dealers, contract stationers and retail dealers. The printed catalogs usually are customized with each reseller's name, then sold to the resellers who, in turn, distribute them to their customers. The Company markets its broad product offering primarily through a General Line catalog. This is available in both print and electronic versions, produced twice a year, and can include various selling prices (rather than the manufacturer's suggested retail price). In addition, the Company typically produces a number of promotional catalogs each quarter. United also develops separate quarterly flyers covering most of its product categories, including its private brand lines that offer a large selection of popular commodity products. Since catalogs and electronic content provide product exposure to end consumers and generate demand, United tries to maximize their distribution.

Second, United provides its resellers with a variety of dealer support and marketing services. These programs are designed to help resellers differentiate themselves by making it easier for customers to buy from them, and often allow resellers to reach customers they had not traditionally served.

Resellers can place orders with the Company through the Internet, by phone, fax and e-mail and through a variety of electronic order entry systems. Electronic order entry systems allow resellers to forward their customers' orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2006, United received approximately 90% of its orders electronically.

Distribution

The Company uses a network of 63 distribution centers to provide nearly 46,000 items to its approximately 20,000 reseller customers. This network, combined with the Company's depth and breadth of inventory in technology products, traditional office products and office furniture, janitorial and sanitation products, and foodservices consumables, enables the Company to ship products on an overnight basis to more than 90% of the U.S. and major cities in Mexico. United's domestic operations generated $4.4 billion of its $4.5 billion in 2006 consolidated net sales, with its international operations contributing another $0.1 billion to 2006 net sales.

Regional distribution centers are supplemented with 27 local distribution points across the U.S., which serve as re-distribution points for orders filled at the regional centers. United has a dedicated fleet of approximately 550 trucks, most of which are under contract to the Company. This enables United to make direct deliveries to resellers from regional distribution centers and local distribution points.

United's inventory locator system allows it to provide resellers with timely delivery of the products they order. If a reseller asks for an item that is out of stock at the nearest distribution center, the system has the capability to automatically search for the product at other facilities within the shuttle network. When the item is found, the alternate location coordinates shipping with the primary facility. For most resellers, the result is a single on-time delivery of all items. This system gives United added inventory support while minimizing working capital requirements. As a result, the Company can provide higher service levels to its reseller customers, reduce back orders, and minimize time spent searching for substitute merchandise. These factors contribute to a high order fill rate and efficient levels of inventory. To meet its delivery commitments and to maintain high order fill rates, United carries a significant amount of inventory, which contributes to its overall working capital requirements.

The "Wrap and Label" program is another important service for resellers. It gives resellers the option to receive individually packaged orders ready to be delivered to their end consumers. For example, when a reseller places orders for several individual consumers, United can pick and pack the items separately, placing a label on each package with the consumer's name, ready for delivery to the end consumer by the reseller. Resellers appreciate the "Wrap and Label" program because it eliminates the need to break down bulk shipments and repackage orders before delivering them to consumers.

In addition to providing value-adding programs for resellers, United also remains committed to reducing its operating costs. Its "War on Waste (WOW)" program is meeting the goal of removing over time an average of $20 million in costs per year through a combination of new and continuing activities. These include a workforce reduction to lower the Company's cost structure. In addition, WOW includes process improvement and work simplification activities that will help increase efficiency throughout the business and improve customer satisfaction.

Purchasing and Merchandising

As the largest broad line wholesale business products distributor in North America, United leverages its broad product selection as a key merchandising strategy. The Company orders products from approximately 550 manufacturers. This purchasing volume means United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2006, United's largest supplier was Hewlett-Packard Company, which represented approximately 22% of its total purchases.

The Company's centralized Merchandising Department is responsible for selecting merchandise and for managing the entire supplier relationship. Product selection is based on three factors: end-consumer acceptance; anticipated demand for the product; and the manufacturer's total service, price and product quality. As part of its effort to create an integrated supplier approach, United introduced the "Preferred Supplier Program." In exchange for working closely with United to reduce overall supply chain costs, participating suppliers' products are treated as preferred brands in the Company's marketing efforts.

Competition

There is only one other nationwide broad line office products competitor in North America. United and this firm compete on the basis of breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers, and the quality of marketing and other value-added services.

United competes with other national, regional and specialty wholesalers of office products, office furniture, technology products, and janitorial and sanitation and foodservice consumable supplies. Its competition also includes local and regional office products wholesalers and furniture, janitorial/sanitation and foodservice consumables distributors, which typically offer more limited product lines. In addition, United competes with various national distributors of computer consumables. In most cases, competition is based primarily upon net pricing, minimum order quantity, speed of delivery, and value-added marketing and logistics services.

The Company also competes with manufacturers who often sell their products directly to resellers and may offer lower prices. United believes that it provides an attractive alternative to manufacturer direct purchases by offering a combination of value-added services, including 1) Wrap and Label capabilities, 2) marketing and catalog programs, 3) same-day and next-day delivery, 4) a broad line of business products from multiple manufacturers on a "one-stop shop" basis, and 5) lower minimum order quantities.

Seasonality

United's sales generally are relatively steady throughout the year. However, sales also reflect seasonal buying patterns for consumers of office products. In particular, the Company's sales usually are higher than average during January, when many businesses begin operating under new annual budgets and release previously deferred purchase orders.

Employees

As of February 28, 2007, United employed approximately 5,700 people.

Management believes it has good relations with its associates. Approximately 600 of the shipping, warehouse and maintenance associates at certain of the Company's Baltimore, Los Angeles and New Jersey facilities are covered by collective bargaining agreements. In 2006, United successfully renegotiated agreements with associates in the Baltimore facility. The bargaining agreements for the Los Angeles and New Jersey facilities are scheduled to expire in 2007 and 2008, respectively. The Company has not experienced any work stoppages during the past five years.

Availability of the Company's Reports

The Company's principal Web site address is www.unitedstationers.com. This site provides United's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K—as well as amendments and exhibits to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") for free as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, copies of these filings (excluding exhibits) may be requested at no cost by contacting the Investor Relations Department:

  United Stationers Inc.
  Attn: Investor Relations Department
  One Parkway North Boulevard
  Suite 100
  Deerfield, IL 60015-2559
  Telephone: (847) 627-7000
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

United has set goals to improve its profitability over time by reducing expenses and enhancing gross margins. There can be no assurance that United will achieve its enhanced profitability goals. Factors that could have a significant effect on the Company's efforts to achieve these goals include the following:

  •
  Inability to achieve the Company's annual WOW initiatives to reduce expenses and improve productivity and quality;

  •
  Impact on gross margin from competitive pricing pressures;

  •
  Failure to maintain or improve the Company's sales mix between lower margin and higher margin products;

  •
  Inability to pass along cost increases from United's suppliers to its customers;

  •
  Failure to increase sales of United's private brand products; and

  •
  Failure of customers to adopt the Company's product pricing and marketing programs.

The loss of a significant customer could significantly reduce United's revenues and profitability.

United's top five customers accounted for approximately 25% of the Company's 2006 net consolidated sales. The loss of one or more key customers, deterioration in the Company's relations with any of them or a significant downturn in the business or financial condition of any of them could significantly reduce United's sales and profitability.

United relies on independent dealers for a significant percentage of its net sales.

Sales to independent office product dealers accounted for a significant portion of United's 2006 sales. For many years independent dealers have been under significant competitive pressures from national retailers that have substantially greater financial resources and technical and marketing capabilities. More recently, several of the Company's independent dealer customers have been acquired by national retailers. If United's customer base of independent dealers declines, the Company's business and results of operations may be adversely affected.

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

The customers that United serves are affected by changes in economic conditions outside the Company's control, including national, regional and local slowdowns in general economic activity and job markets. Demand for the products and services the Company offers, particularly in office products, is affected by the number of white collar and other workers employed by the businesses United's customers serve. An interruption of growth in these markets or a reduction of white collar and other jobs may adversely affect the Company's operating results. Any future general economic downturn, together with the negative effect this has on the number of white collar workers employed, may adversely affect United's business, financial condition and results of operations.

The loss of key suppliers or supply chain disruptions could decrease United's revenues and profitability.

United believes its ability to offer a combination of well-known brand name products as well as competitively priced private brand products is an important factor in attracting and retaining customers. The Company's ability to offer a wide range of products is dependent on obtaining adequate product supply from manufacturers or other suppliers. United's agreements with its suppliers are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of products from key suppliers at competitive prices could cause the Company's revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond United's control. Disruptions in United's supply chain could result in a decrease in revenues and profitability.

United's reliance on supplier allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives which, are often based on volume, contribute significantly to United's profitability. If United does not comply with suppliers' terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, United may not earn certain allowances and promotional incentives. In addition, if United's suppliers reduce or otherwise alter their allowances or promotional incentives, United's profit margin for the sale of the products it purchases from those suppliers may be harmed. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company's results of operation.

United must manage inventory effectively in order to maximize supplier allowances while minimizing excess and obsolete inventory.

United's profitability depends heavily on supplier allowances, which United earns based on the volume of merchandise its purchases. To maximize supplier allowances and minimize excess and obsolete inventory, United must project end-consumer demand for approximately 46,000 SKUs. If United underestimates demand for a particular manufacturer's products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If United overestimates demand, it may have to liquidate excess or obsolete inventory at a loss.

Interruptions in the proper functioning of the Company's information systems or delays in implementing new systems could disrupt United's business and result in increased costs and decreased revenue.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders and coordinating sales and marketing activities. United began moving its data center in 2006 and expects to complete the move in late 2007. The operations of the data center could be negatively affected by the data center move. A significant disruption or failure of the Company's existing information technology systems or in its development and implementation of new systems could put it at a competitive disadvantage and could adversely affect its results of operations.

United may not be successful in identifying, consummating and integrating future acquisitions.

Historically, part of United's growth and expansion into new product categories or markets has come from targeted acquisitions. Going forward, United may not be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired business systems and personnel with United's business; the potential loss of key employees, customers or suppliers; the assumption of liabilities and exposure to unforeseen liabilities of acquired companies; the difficulties in achieving target synergies; and the diversion of management attention and resources from existing operations. Difficulties in identifying, completing or integrating acquisitions could impede United's revenues and profitability.

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

Unexpected events, such as hurricanes, fire, war, terrorism, and other natural or man-made disruptions, may increase the cost of doing business or otherwise impact United's financial performance. In addition, damage to or loss of use of significant aspects of the Company's infrastructure due to such events could have an adverse affect on the Company's operating results and financial condition.

United is subject to an informal inquiry by the SEC regarding its discontinued Canadian division.

In March 2005, the staff of the SEC advised United that it was conducting an informal inquiry of United in connection with the Company's Azerty United Canada division and its financial reporting relating to supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Canadian Division. United has cooperated with the SEC, which has recently informed the Company that it has satisfied the SEC's requests for information. United is unable to predict the ultimate scope or outcome. In June 2006 United sold the assets of its Azerty United Canada division and discontinued its operations.

ITEM 2.    PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's debt agreements (see the information under the caption "Liquidity and Capital Resources" included below under Item 7). As of December 31, 2006, these properties consisted of the following:

Offices.    The Company owns approximately 49,000 square feet of office space in Orchard Park, New York and a 136,000 square foot facility in Des Plaines, Illinois. The Des Plaines, Illinois location previously housed the Company's corporate headquarters. During 2006, the Company relocated its corporate headquarters from Des Plaines, Illinois to Deerfield, Illinois. As a result, the Company entered into an 11-year commercial lease for approximately 205,000 square feet of office space. The Company is actively marketing its former corporate headquarters in Des Plaines, Illinois. In addition, the Company leases approximately 22,000 square feet of office space in Harahan, Louisiana.

Distribution Centers.    The Company utilizes 63 distribution centers totaling approximately 12.1 million square feet of warehouse space. Of the 12.1 million square feet of distribution center space, 2.3 million square feet is owned and 9.8 million square feet is leased. During 2006, the Company sold its Edison, NJ and Pennsauken, NJ owned distribution centers with a combined total square footage of nearly 0.5 million. Net proceeds from the sale of Edison and Pennsauken facilities totaled $14.6 million. The Company replaced these two facilities under a plan that included the opening of its 573,000 square foot distribution center located in Cranbury, NJ during 2005.

ITEM 3. LEGAL PROCEEDINGS.

For information with respect to legal proceedings, see Note 2 to the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As previously disclosed, the staff of the SEC began conducting an informal inquiry in March 2005 regarding the Company in connection with its Azerty United Canada division and related financial reporting matters. The Company has cooperated with the SEC, which has recently informed the Company that it has satisfied the SEC's requests for information. United is unable to predict the ultimate scope or outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT (as of February 20, 2007)

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 57, President and Chief Executive Officer	Richard W. Gochnauer became the Company's President and Chief Executive Officer in December 2002, after joining the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined the Company, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately-held food company that manufactures and distributes food, and paper products. Prior to that, he served as Executive Vice President of the Dial Corporation, with responsibility for its Household and Laundry Consumer Products businesses.
S. David Bent 46, Senior Vice President and Chief Information Officer
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

Ronald C. Berg 47, Senior Vice President, Inventory Management
Ronald C. Berg is the Senior Vice President, Inventory Management, of the Company, since Inventory Management May 2006. From May 2005 to May 2006 he served as Senior Vice President, Business Transformation. He previously served as Senior Vice President, Inventory Management and Facility Support from October, 2001 until May 2005. He also served as the Company's Vice President, Inventory Management, since 1997, and as a Director, Inventory Management, since 1994. He began his career with the Company in 1987 as an Inventory Rebuyer, and spent several years thereafter in various product and furniture or general inventory management positions. Prior to joining the Company, Mr. Berg managed Solar Cine Products, Inc., a family-owned, photographic equipment business.
Eric A. Blanchard 50, Senior Vice President, General Counsel and Secretary
Eric A. Blanchard joined the Company as its Senior Vice President, General Counsel and Secretary in January 2006. From November 2002 until December 2006 he served as the Vice President, General Counsel and Secretary at Tennant Company. Previously Mr. Blanchard was with Dean Foods Company where he held the positions of Chief Operating Officer, Dairy Division from January 2002 to October 2002, Vice President and President, Dairy Division from 1999 to 2002 and General Counsel and Secretary from 1988 to 1999.
Patrick T. Collins 46, Senior Vice President, Sales
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
Timothy P. Connolly 43, Senior Vice President, Operations
Timothy P. Connolly has served as Senior Vice President, Operations since December 2006. From February 2006 to such time, Mr. Connolly was Vice President, Field Operations Support and Facility Engineering at the Field Support Center. He joined the Company in August 2003 as Region Vice President Operations, Midwest. Before joining the Company, Mr. Connolly was the Regional Vice President, Midwest Region for Cardinal Health where he directed operations, sales, human resources, finance and customer service for one of Cardinal's largest pharmaceutical distribution centers.

Brian S. Cooper 50, Senior Vice President and Treasurer
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
Kathleen S. Dvorak 50, Senior Vice President and Chief Financial Officer
Kathleen S. Dvorak has been the Company's Senior Vice President and Chief Financial Officer since October 2001. In that role, she oversees the Company's financial planning, accounting, treasury and investor relations activities and serves as its primary liaison to the financial/investor community. Ms. Dvorak previously served as the Senior Vice President of Investor Relations and Financial Administration from October 2000, and as Vice President, Investor Relations, from July 1997. Ms. Dvorak has been with the Company since 1982, and has been involved in various aspects of the financial function at the Company. As announced in September 2006 Ms. Dvorak will be leaving the Company on or before June 30, 2007 unless extended by mutual agreement of both parties.
James K. Fahey 56, Senior Vice President, Merchandising
James K. Fahey is the Company's Senior Vice President, Merchandising, with responsibility for category management and merchandising, global sourcing, and supplier revenue management. From September 1992 until he assumed that position in October 1998, Mr. Fahey served as Vice President, Merchandising of the Company. Prior to that time, he served as the Company's Director of Merchandising. Before he joined the Company in 1991, Mr. Fahey had an extensive career in both retail and consumer direct-response marketing.
Mark J. Hampton 53, Senior Vice President, Marketing
Mark J. Hampton is the Company's Senior Vice President, Marketing, with responsibility for marketing, pricing and advertising activities. He previously served as Senior Vice President, Marketing and Field Support Services, from late 2001 until early 2003, Senior Vice President, Marketing, and President and Chief Operating Officer of The Order People Company, during 2001 and Senior Vice President, Marketing, from October 2000. Mr. Hampton began his career with the Company in 1980 and left the Company to work in the office products dealer community in 1991. Upon his return to the Company in 1992, he served as Midwest Regional Vice President, Vice President and General Manager of the Company's MicroUnited division and, from 1994, Vice President, Marketing.

Jeffrey G. Howard 51, Senior Vice President, National Accounts and Channel Management
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
Kenneth M. Nickel 39, Vice President, Controller and Chief Accounting Officer
On February 20, 2007, Kenneth M. Nickel was appointed Chief Accounting Officer adding to his responsibilities as Vice President and Controller. Mr. Nickel has been the Company's Vice President and Controller since November 2002. Prior to that, Mr. Nickel served as the Company's Vice President and Field Support Center Controller from November 2001 to October 2002 and as its Vice President and Assistant Controller from April 2001 to October 2001. Mr. Nickel has been with the Company since November 1989 and has held progressively more responsible accounting positions within the Company's Finance department.
P. Cody Phipps 45, President, United Stationers Supply
P. Cody Phipps was promoted to President, United Stationers Supply in October, 2006. He joined the Company in August 2003 as its Senior Vice President, Operations. Prior to joining the Company, Mr. Phipps was a partner at McKinsey & Company, Inc., a global management consulting firm. During his tenure at McKinsey from and after 1990, he became a leader in the firm's North American Operations Effectiveness Practice and co-founded and led its Service Strategy and Operations Initiative, which focused on driving significant operational improvements in complex service and logistics environments. Prior to joining McKinsey, Mr. Phipps worked as a consultant with The Information Consulting Group, a systems consulting firm, and as an IBM account marketing representative.
Stephen A. Schultz 40, Senior Vice President, President, Lagasse, Inc.
Stephen A. Schultz is the President of Lagasse, Inc., a wholly owned subsidiary of USSC, a position he has held since August 2001. In October 2003, he assumed the additional position of Vice President, Category Management-Janitorial/Sanitation, of the Company. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development, and became a Senior Vice President of Lagasse in late 2000. Before joining Lagasse, he served for nearly 10 years in various executive sales and marketing roles for Hospital Specialty Company, a manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.

Joseph R. Templet 60, Senior Vice President, Trade Development
Joseph R. Templet has served as Senior Vice President, since October Trade Development 2004. From October 2001 until such time, Mr. Templet was the Company's Senior Vice President, Field Sales. He previously served as the Company's Senior Vice President, Field Sales and Operations from October 2001, Senior Vice President, South Region, from October 2000, and Vice President, South Region, from 1992. Mr. Templet joined the Company in 1985 and thereafter held various managerial positions, including Vice President, Central Region, and Vice President, Marketing and Corporate Sales. Prior to joining the Company, Mr. Templet held sales and sales management positions with the Parker Pen Company, Polaroid Corporation and Procter & Gamble.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI's common stock is quoted through the NASDAQ Global Select Market ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for USI's common stock as reported by NASDAQ:

	High	Low
2006
First Quarter	$53.10	$48.22
Second Quarter	56.01	44.77
Third Quarter	51.00	44.95
Fourth Quarter	49.07	45.58
2005
First Quarter	$46.62	$42.03
Second Quarter	50.75	41.45
Third Quarter	53.62	45.36
Fourth Quarter	50.42	43.42

On February 8, 2007, there were approximately 693 holders of record of common stock. A greater number of holders of USI common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Common Stock Repurchases

As of December 31, 2006, the Company had $51.8 million under share repurchase authorizations from its Board of Directors. During 2006, the Company repurchased 2,626,275 shares of common stock at an aggregate cost of $124.7 million.

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

The following table summarizes purchases of the Company's common stock during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2006—10/31/2006	397,800	$47.79	397,800	$67,473,530
11/1/2006—11/30/2006	330,125	47.80	330,125	51,693,564

Total	727,925	$47.79	727,925

(1)
All share purchases were executed under share repurchase authorizations given by the Company's Board of Directors and made under a 10b-5 plan.

Stock Performance Graph

The following graph compares the performance of the Company's common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line's Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2001 in the Company's common stock and in each of the indicies and assumes reinvestment of all dividends. The stock price performance reflected in this graph is not necessarily indicative of future performance.

Company/Index	2001	2002	2003	2004	2005	2006
United Stationers (USTR)	100.00	85.59	121.60	137.30	144.13	138.75
*NASDAQ (U.S. Companies)	100.00	69.13	103.36	112.49	114.88	126.21
**Value Line Office Equipment	100.00	101.18	151.08	177.36	176.09	226.08

Dividends

The Company's policy has been to reinvest earnings to enhance its financial flexibility and to fund future growth. Accordingly, USI has not paid cash dividends and has no plans to declare cash dividends on its common stock at this time. Furthermore, as a holding company, USI's ability to pay cash dividends in the future depends upon the receipt of dividends or other payments from its operating subsidiary, USSC. The Company's debt agreements impose limited restrictions on the payment of dividends. For further information on the Company's debt agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7, and Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data provided below for prior periods has been restated to reflect discontinued operations. See Note 1 to the Consolidated Financial Statements. The selected consolidated financial data of the Company for the years ended December 31, 2002 through 2006 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2006(1)	2005	2004(2)	2003	2002
Income Statement Data:
Net sales	$4,546,914	$4,279,089	$3,838,701	$3,652,413	$3,522,564
Cost of goods sold	3,792,833	3,637,065	3,254,169	3,105,635	2,995,349

Gross profit	754,081	642,024	584,532	546,778	527,215
Operating expenses:
Warehousing, marketing and administrative expenses	516,234	471,193	422,595	406,446	408,296
Restructuring and other charges (reversal), net(3)	1,941	(1,331)	—	—	6,510

Total operating expenses	518,175	469,862	422,595	406,446	414,806

Operating Income	235,906	172,162	161,937	140,332	112,409
Interest expense	(8,276)	(3,050)	(3,324)	(6,816)	(16,695)
Interest income	970	342	362	262	—
Loss on early retirement of debt(4)	—	—	—	(6,693)	—
Other expense, net(5)	(12,786)	(7,035)	(3,488)	(4,826)	(2,421)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	215,814	162,419	155,487	122,259	93,293
Income tax expense	80,510	60,949	57,523	46,480	34,991

Income from continuing operations before cumulative effect of a change in accounting principle	135,304	101,470	97,964	75,779	58,302
(Loss) income from discontinued operations, net of tax	(3,091)	(3,969)	(7,993)	3,331	1,926

Income before cumulative effect of a change in accounting principle	132,213	97,501	89,971	79,110	60,228
Cumulative effect of a change in accounting principle(6)	—	—	—	(6,108)	—

Net income	$132,213	$97,501	$89,971	$73,002	$60,228

Net income per share—basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$4.37	$3.08	$2.93	$2.29	$1.75
(Loss) income from discontinued operations, net of tax	(0.10)	(0.12)	(0.24)	0.10	0.06
Cumulative effect of a change in accounting principle	—	—	—	(0.19)	—

Net income per common share—basic	$4.27	$2.96	$2.69	$2.20	$1.81

Net income per share—diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$4.31	$3.02	$2.88	$2.27	$1.73
(Loss) income from discontinued operations, net of tax	(0.10)	(0.12)	(0.23)	0.10	0.06
Cumulative effect of a change in accounting principle	—	—	—	(0.19)	—

Net income per common share—diluted	$4.21	$2.90	$2.65	$2.18	$1.78

Cash dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital(7)	$551,556	$421,005	$545,552	$498,523	$476,204
Total assets(7)	1,553,394	1,542,201	1,413,108	1,299,492	1,349,716
Total debt(8)	117,300	21,000	18,000	17,324	211,249
Total stockholders' equity	800,940	768,512	737,071	677,460	559,371
Statement of Cash Flows Data:
Net cash provided by operating activities	$13,994	$236,067	$50,701	$171,015	$110,940
Net cash used in investing activities	(18,624)	(171,748)	(13,378)	(14,279)	(28,249)
Net cash provided by (used in) financing activities	2,198	(62,680)	(32,032)	(164,416)	(93,917)
Other Data:
Pro forma amounts assuming the accounting change for EITF Issue No. 02-16:(6)
Net income	$132,213	$97,501	$89,971	$79,110	$58,862
Earnings per share:
Basic	$4.27	$2.96	$2.69	$2.39	$1.77
Diluted	$4.21	$2.90	$2.65	$2.37	$1.74

(1)
In 2006, the Company recorded $60.6 million, or $1.21 per diluted share in one-time favorable benefits from the Company's product content syndication program and certain marketing program changes.

(2)
During 2004, the Company recorded a pre-tax write-off of approximately $13.2 million in supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Canadian Division. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

(3)
Reflects restructuring and other charges in the following years: 2006—$6.0 million charge for the 2006 Workforce Reduction Program, partially offset by a $4.1 million reversal of previously established restructuring reserves. 2005—$1.3 million reversal of previously established restructuring reserves. 2002—$8.9 million restructuring reserve established for the 2002 Restructuring Plan (as defined), partially offset by a $2.4 million reversal of previously established restructuring reserves. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

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

(5)
Primarily represents the loss on the sale of certain trade accounts receivable through the Company's Receivables Securitization Program (as defined and further described as noted in the next sentence). For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program" under Item 7 of this Annual Report.

(6)
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

(7)
In accordance with Generally Accepted Accounting Principles ("GAAP"), total assets exclude $225.0 million in 2006 and 2005, $118.5 million in 2004, $150.0 million in 2003, $105.0 million in 2002 and $125.0 million in 2001 of certain trade accounts receivable sold through the Company's Receivables Securitization Program. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program" under Item 7 of this Annual Report.

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

Overview and Recent Results

The Company is North America's largest broad line wholesale distributor of business products, with 2006 net sales of $4.5 billion. The Company sells its products through a national distribution network of 63 distribution centers to approximately 20,000 resellers, who in turn sell directly to end consumers.

As reported in the Company's press release on February 15, 2007, net sales for 2007 were up approximately 5.5% compared with the same period last year.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

  •
  The macroeconomic environment that supports business-related spending appears to be relatively stable as measured by employment levels, job creation and office space utilization. While these trends are positive indicators of potential demand for business products, any impact on the Company's ability to grow its sales depends on whether these trends are sustainable over a longer period.

  •
  Total Company sales for 2006 grew 6.3% to $4.5 billion. Adjusted for one fewer sales day in 2006, sales were up 6.7% over 2005. The 2006 results included a full year of the Sweet Paper acquisition, which closed on May 31, 2005. The acquisition added approximately 2.5% to the overall sales growth rate for the year.

  •
  Gross margin as a percent of sales for 2006 was 16.6%, representing a significant increase over the prior year. Gross margin in 2006 benefited from $60.6 million, or $1.21 per share, of one-time gains related to the Company's product content syndication program and certain marketing program changes. Excluding these one-time items, gross margin for 2006 was 15.3%, compared with 15.0% in 2005.

  •
  In June 2006, the Company completed the sale of certain net assets of its Canadian Division for $14.3 million. In 2006, the Company recorded a total pre-tax loss of $6.7 million ($3.1 million after-tax) under discontinued operations related to the Canadian Division.

  •
  The Company recorded a charge of $6.0 million in the fourth quarter of 2006 related to a workforce reduction. The Company anticipates recording an additional charge of approximately $1.5 million in the first quarter of 2007 related to this action.

  •
  Management continues to focus on improving productivity, reducing distribution costs and leveraging the Company's existing infrastructure. The Company is reviewing and optimizing its distribution network and inventory stocking strategies to promote overall supply chain efficiencies.

  •
  During 2006, the Company invested in improvements to its pricing management capabilities. This effort has proven successful as pricing margin (invoice price less standard cost, including customer rebates) has stabilized.

  •
  The Sweet Paper acquisition in May 2005 was important to the Company's strategy for building a national distribution platform for foodservice consumables. While the integration is complete, the Company has lost some sales volume from Sweet Paper customers. Additional product line rationalization, implementation of certain marketing-related programs and consistent operating stability should help lead to a recovery of this volume within the next 12 months.

  •
  Cash flows decreased in 2006, primarily reflecting the timing impact of the change in the Company's supplier allowance program as well as a high level of capital spending and investments in working capital through increases in accounts receivable, inventory and reductions in accounts payable.

  •
  During the fourth quarter and total year 2006, the Company acquired approximately 728,000 shares and 2.6 million shares, respectively, of common stock under its publicly announced share repurchase programs. As of February 15, 2007, the Company had approximately $27 million remaining under its September 2006 Board authorization.

  •
  In November 2005, the Company announced a joint marketing agreement with SAP America to create the SAP Hosted Solution for Business Products Resellers (the "Solution"). The Solution is aimed at providing independent dealers with an enhanced shopping experience for their customers to effectively run their businesses. The roll-out process of this technology platform has been slowed to more fully develop the functionality and capabilities of the system, which has put the Company six to eight months behind its original plan.

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

  Supplier Allowances

Supplier allowances (fixed and variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by estimated customer discounts and rebates as discussed below, and increased by estimated supplier allowances and promotional incentives. These allowances and incentives are estimated on an ongoing basis and the potential variation between the actual amount of these margin contribution elements and the Company's estimates of them could be material to its financial results. Reported results include management's current estimate of such allowances and incentives.

In 2006, approximately 25% of the Company's estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 75% of the Company's estimated supplier allowances and incentives in 2006 were variable, based on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (primarily because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach supplier allowance growth hurdles.

Fixed supplier allowances traditionally represented 40% to 45% of the Company's total annual supplier allowances, compared to the 25% referenced above. This ratio has declined significantly as the Company's 2006 supplier contracts eliminate the majority of the historical fixed component and replaced it with a variable allowance based on product purchases. The Company expects the fixed component of its supplier allowance programs to drop to approximately 10% and the variable component is expected to increase to 90% in 2007. In addition, the Company transitioned to a calendar year program with its 2006 Supplier Allowance Program for product content syndication. This change altered the year-over-year timing on recognizing related income, and has resulted in a one-time positive impact on gross margin during 2006 of $41.6 million related to this program.

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

During 2006, the Company changed the timing of certain marketing programs, which resulted in a one-time year-over-year favorable impact to gross margin of $19.0 million.

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

  Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process. First, a set of general allowance percentages are applied to accounts receivable generated as a result of sales. These percentages are based on historical trends for customer write-offs. Periodically, management reviews these allowance percentages, adjusting for current information and trends. Second, management reviews specific customer accounts receivable balances and specific customer circumstances to determine whether a further allowance is necessary. As part of this specific-customer analysis, management considers items such as bankruptcy filings, litigation, government investigations, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances.

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

  Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers' compensation, vehicle, property and general liability and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based upon historical trends and certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

  Inventories

Inventory constituting approximately 82% and 81% of total inventory as of December 31, 2006 and 2005, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $52.2 million and $38.8 million higher than reported as of December 31, 2006 and December 31, 2005, respectively. The Company also records adjustments for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

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

  Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires using certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2006 was $8.8 million, compared to $8.1 million in 2005 and $6.8 million in 2004. A one percentage point decrease in the expected long-term rate of return on plan assets and the assumed discount rate would have resulted in an increase in pension expense for 2006 of approximately $2.7 million and increased the year-end projected benefit obligation by $18.6 million.

Costs associated with the Company's postretirement health benefits plan were $0.1 million, $0.9 million and $0.8 million for 2006, 2005 and 2004, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2006 of approximately $0.1 million and increased the year-end accumulated postretirement benefit obligation by $0.5 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap of 3% provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Pension plan assumptions:
Assumed discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.00%	6.00%

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

Results for the Years Ended December 31, 2006, 2005 and 2004

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.4	85.0	84.8

Gross margin	16.6	15.0	15.2
Operating expenses:
Warehousing, marketing and administrative expenses	11.3	11.0	11.0
Restructuring and other charges, net	0.1	—	—

Total operating expenses	11.4	11.0	11.0

Operating income	5.2	4.0	4.2
Interest expense	(0.2)	(0.1)	—
Other expense, net	(0.3)	(0.1)	(0.1)

Income from continuing operations before income taxes	4.7	3.8	4.1
Income tax expense	1.7	1.4	1.5

Income from continuing operations	3.0	2.4	2.6
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.3)

Net income	2.9%	2.3%	2.3%

Comparison of Results for the Years Ended December 31, 2006 and 2005

Net Sales.    Net sales for the year ended December 31, 2006 were $4.5 billion, up 6.3%, compared with $4.3 billion in 2005. The twelve-month period ended December 31, 2006 had one less selling day compared with the same period of 2005. The acquisition of Sweet Paper added approximately 2.5% to the overall net sales growth. The following table shows net sales by product category for 2006 and 2005 (in millions):

	Years Ended December 31,
	2006	2005
Technology products	$1,767	$1,729
Traditional office products (including cut-sheet paper)	1,315	1,261
Janitorial and sanitation	849	699
Office furniture	536	520
Freight revenue	70	59
Other	10	11

Total net sales	$4,547	$4,279

Sales in the technology products category grew just over 2% in 2006 compared to 2005. This category continues to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 39% for 2006. This category benefited from continued strength in the printer imaging business and expansion of the Company's private label products within this category.

Sales of traditional office supplies in 2006 grew approximately 4% versus 2005. Traditional office supplies represented approximately 29% of the Company's consolidated net sales for 2006. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in individual categories such as school supplies.

Sales growth in the janitorial, sanitation and foodservice consumables product category remained strong, rising more than 21% in 2006 compared to 2005 and this category accounted for approximately 19% of the Company's 2006 consolidated net sales. Growth in this category was primarily due to additional sales resulting from the Sweet Paper acquisition (see "Acquisition of Sweet Paper" caption above) and the recent roll out of a nationwide foodservice consumables product offering.

Office furniture sales in 2006 increased 3% compared to 2005. Office furniture accounted for nearly 12% of the Company's 2006 consolidated net sales. Sales in this category are influenced directly by economic trends, including changes in white-collar employment and office space occupancy. These trends were less favorable in 2006 than in 2005.

The remaining 1% of the Company's consolidated net sales for 2006 represents freight and advertising revenue.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2006 was $754.1 million, compared to $642.0 million in 2005. The increase in gross profit dollars was primarily due to higher net sales and a higher margin rate as well as incremental income related to the Company's product content syndication program and marketing program changes.

The gross margin rate (gross profit as a percentage of net sales) for 2006 was 16.6%, as compared to 15.0% for 2005. The gross margin rate was favorably impacted by one-time benefits resulting from the Company's product content syndication program and certain marketing program changes of $60.6 million, or 1.3 percentage points, incremental supplier allowances of 0.3 percentage points due to the mix of product purchases and higher purchase volumes, and a higher pricing margin rate of 0.2 percentage points resulting from changes in our pricing programs. These favorable components of gross margin were partially offset by unfavorable inventory related items of 0.2 percentage points.

Operating Expenses.    Operating expenses for 2006 totaled $516.2 million, or 11.3% of net sales, compared with $471.2 million, or 11.0% of net sales in 2005. Operating expenses as a percentage of net sales in 2006 were impacted by the following items: (1) $8.0 million in equity compensation expense; (2) a $6.7 million charge to write-off capitalized software development costs associated with an internal systems initiative; and partially offset by (3) a $6.7 million gain on the sale of the Company's Edison, NJ and Pennauken, NJ distribution centers.

Restructuring Charge (Reversal), net.    Restructuring charges for 2006 totaled $1.9 million which included a $6.0 million charge reflecting a workforce reduction and a $4.1 million partial reversal of reserves related to previous restructuring initiatives. Restructuring charges for 2005 reflected a $1.3 million reversal of restructuring reserves related to the 2002 and 2001 Restructuring Plans.

Interest Expense.    Interest expense for 2006 was $8.3 million, compared with $3.1 million in 2005. The increase in interest expense in 2006 was attributable to higher borrowings combined with higher interest rates.

Other Expense, net.    Other Expense for 2006 was $12.8 million, compared with $7.0 million in 2005. Net Other Expense for 2006 primarily reflected costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program. The 2006 increase is due primarily to incremental sales of accounts receivable to fund the Sweet Paper acquisition, which closed on May 31, 2005 and to fund higher working capital requirements. Net Other Expense for 2005 included $6.7 million primarily associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.

Income Taxes.    Income tax expense was $80.5 million in 2006, compared with $60.9 million in 2005. The Company's effective tax rate was 37.3% in 2006, compared to 37.5% in 2005.

Income From Continuing Operations.    Income from continuing operations for 2006 totaled $135.3 million, or $4.31 per diluted share, compared with $101.5 million, or $3.02 per diluted share, in 2005.

Loss From Discontinued Operations.    On June 9, 2006, the Company sold its Canadian Division. The after-tax loss from discontinued operations totaled $3.1 million, or $0.10 per diluted share for the year ended December 31, 2006, compared with a loss of $4.0 million, or $0.12 per diluted share for the same period of 2005.

Net Income.    Net income for 2006 totaled $132.2 million, or $4.21 per diluted share, compared with net income of $97.5 million, or $2.90 per diluted share for 2005.

Comparison of Results for the Years Ended December 31, 2005 and 2004

Net Sales.    Net sales for the year ended December 31, 2005 were $4.3 billion, up 11.5%, compared with $3.8 billion in 2004. Net sales for 2005 included an incremental $158 million in Sweet Paper sales (see "Acquisition of Sweet Paper" above). The following table shows net sales by product category for 2005 and 2004 (in millions):

	Years Ended December 31,
	2005	2004
Technology products	$1,729	$1,627
Traditional office products (including cut-sheet paper)	1,261	1,193
Janitorial and sanitation	699	472
Office furniture	520	474
Freight revenue	59	56
Other	11	17

Total net sales	$4,279	$3,839

Sales in the technology products category grew approximately 6% in 2005 compared to 2004. This category continues to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 41% for 2005. Sales in this category benefited from continued initiatives that support the Company's position as a "single source" for delivery of office products and technology products combined with competitive pricing.

Sales of traditional office supplies in 2005 grew nearly 6% versus 2004. Traditional office supplies represented approximately 30% of the Company's consolidated net sales for 2005. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in individual categories such as school supplies.

Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising approximately 48% in 2005 compared to 2004 and this category accounted for approximately 17% of the Company's 2005 consolidated net sales. Growth in this category was primarily due to additional sales resulting from the Sweet Paper acquisition (see "Acquisition of Sweet Paper" caption above) and continued growth with large distributors the Company serves through its Lagasse subsidiary.

Office furniture sales in 2005 increased nearly 10% compared to 2004. Office furniture accounted for 12% of the Company's 2005 consolidated net sales. This category benefited from positive economic trends, including reductions in white-collar unemployment and increases in office space occupancy. In addition, sales during 2005 were positively impacted by more competitive pricing and allocating resources to serve key markets within this category.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2005 was $642.0 million, compared to $584.5 million for 2004. The increase in gross profit dollars was primarily due to higher net sales.

The gross margin rate (gross profit as a percentage of net sales) for 2005 was 15.0%, compared to 15.2% in 2004. The gross margin rate was unfavorably impacted by the decline in pricing margin (invoice price less standard cost, including customer rebates) within the Company's core product offering, offset by a higher sales mix, due largely to the Sweet Paper acquisition, of janitorial/sanitation and foodservice consumable products, which generate higher pricing margin. The gross margin rate for 2005 was adversely impacted by lower levels of buy-side inflation of 0.2 percentage points. Buy-side inflation represents the benefit the Company derives from selling through inventory purchased in advance of manufacturers' price increases. The Company's gross margin rate for 2004 was also adversely affected by a $12.9 million charge, or 0.3 percentage points, charge related to the Company's Canadian operations.

Operating Expenses.    Operating expenses for 2005 totaled $471.2 million, or 11.0% of net sales, compared with $422.6 million, or 11.0% of net sales in 2004. Operating expenses as a percentage of net sales in 2005 was favorably impacted by higher net sales and partial reversals of accrued liabilities for $3.7 million related to retirement benefits for certain former officers of the Company. This was partially offset by incremental costs incurred for Project Vision and other professional services of $7.4 million, Hurricane Katrina related costs of $3.5 million, settlement of two preference lawsuits for $2.0 million and management bonuses of $3.9 million. In addition, the acquisition of Sweet Paper added approximately $18.3 million to operating expenses in 2005.

Restructuring Charge (Reversal), net.    Restructuring charges for 2005 reflected a $1.3 million reversal of restructuring reserves related to the 2002 and 2001 Restructuring Plans.

Interest Expense.    Interest expense for 2005 was $3.1 million, compared with $3.3 million in 2004.

Other Expense, net.    Other Expense for 2005 was $7.0 million, compared with $3.5 million in 2004. Net Other Expense for 2005 includes $6.7 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program and a $0.3 million loss on the sale of certain assets. Net other expense for 2004 includes $3.1 million associated with the sale of certain trade accounts receivable through the Receivables Securitization Program. The 2005 increase in other expense related to an increase in expenses associated with the Receivables Securitization Program primarily resulting from the financing of the Sweet Paper acquisition, which closed on May 31, 2005.

Income Taxes.    Income tax expense was $60.9 million in 2005, compared with $57.5 million in 2004. The Company's effective tax rate was 37.5% in 2005, compared to 37.0% in 2004.

Loss From Discontinued Operations.    On June 9, 2006, the Company sold its Canadian Division. The after-tax loss from discontinued operations totaled $4.0 million, or $0.12 per diluted share for the year ended December 31, 2005, compared with a loss of $8.0 million, or $0.23 per diluted share for the same period of 2004.

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

The Company's outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company's off-balance sheet Receivables Securitization Program (as defined below) consisted of the following amounts (in thousands):

	As of December 31, 2006	As of December 31, 2005
Revolving Credit Facility	$110,500	$14,200
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800

Debt under GAAP	117,300	21,000
Accounts receivable sold(1)	225,000	225,000

Total outstanding debt under GAAP and receivables sold (adjusted debt)	342,300	246,000
Stockholders' equity	800,940	768,512

Total capitalization	$1,143,240	$1,014,512

Adjusted debt-to-total capitalization ratio	29.9%	24.2%

(1)
See discussion below under "Off-Balance Sheet Arrangements—Receivables Securitization Program"

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as "Debt under GAAP"). Under GAAP, accounts receivable sold under the Company's Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivable sold under the accounts receivable securitization to be a financing mechanism. The Company, therefore, believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt and a calculation of adjusted debt-to-capitalization ratio under the same basis.

In accordance with GAAP, total debt outstanding as of December 31, 2006 increased by $96.3 million to $117.3 million from the balance as of December 31, 2005. This resulted from additional borrowings under the Company's Revolving Credit Facility. Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of December 31, 2006 increased by $96.3 million from the balance as of December 31, 2005. As of December 31, 2006, the Company's adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP to add the receivables then sold under the Company's Receivables Securitization Program as debt) was 29.9%, compared to 24.2% as of December 31, 2005.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2006, is summarized below (in millions):

Availability
Maximum financing available under:
Revolving Credit Facility	$325.0
Receivables Securitization Program	225.0
Industrial Development Bond	6.8

Maximum financing available		$556.8
Amounts utilized:
Revolving Credit Facility	110.5
Receivables Securitization Program	225.0
Outstanding letters of credit	17.3
Industrial Development Bond	6.8

Total financing utilized		359.6

Available financing, before restrictions		197.2
Restrictive covenant limitation		—

Available financing as of December 31, 2006		$197.2

Restrictive covenants, most notably the leverage ratio covenant, under the Amended Agreement (as defined below) may separately limit total available financing at points in time, as further discussed below. As of December 31, 2006, the leverage ratio covenant in the Company's Credit Agreement did not impact the Company's available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2006 (in thousands):

	Payment due by period
Contractual obligations	2007	2008 & 2009	2010 & 2011	Thereafter	Total
Long-term debt	$—	$—	$117,300	$—	$117,300
Operating leases	52,109	88,293	53,085	61,008	254,495
Purchase obligations	837	—	—	—	837

Total contractual cash obligations	$52,946	$88,293	$170,385	$61,008	$372,632

  Credit Agreement and Other Debt

On November 10, 2006, the Registrant and its wholly-owned subsidiary, United Stationers Supply Co. ("USSC"), entered into Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement (the "Amendment" or the "Revolving Credit Facility") with certain financial institutions listed and JPMorgan Chase Bank, National Association (successor by merger to Bank One, NA (Illinois)), as Agent. The Amendment modifies an existing Amended and Restated Five-Year Revolving Credit Agreement (the "2005 Agreement") originally entered into on October 12, 2005. USSC exercised its right under the 2005 Agreement to seek additional commitments to increase the aggregate committed principal amount from $275 million to $325 million, a $50 million increase. The Amendment also increased the permitted amount of additional commitments USSC may seek under the revolving credit facility to a total amount of up to $425 million, a $50 million increase from the $375 million limit under the 2005 Agreement. As of December 31, 2006 and 2005, the Company had $110.5 million and $14.2 million, respectively, outstanding under the Revolving Credit Facility. The facility matures in October 2010.

In addition, the Company had outstanding letters of credit of $17.3 million and $16.0 million, respectively, at December 31, 2006 and 2005.

Off-Balance Sheet Arrangements—Receivables Securitization Program

  General

USSC maintains a third-party receivables securitization program (the "Receivables Securitization Program" or the "Program"). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Agreement which, among other things, increased the permitted size (the maximum level of commitments) of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Agreement. As of December 31, 2006, the Company has not increased the commitments and therefore the maximum available funding under the Program is $225 million. Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. As of December 31, 2006, the Company sold $225.0 million of interests in trade accounts receivable and there was no additional available financing under the Receivables Securitization Program.

Cash Flows

Cash flows for the Company for the years ended December 31, 2006, 2005 and 2004 are summarized below (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$13,994	$236,067	$50,701
Net cash used in investing activities	(18,624)	(171,748)	(13,378)
Net cash provided by (used in) financing activities	2,198	(62,680)	(32,032)

  Cash Flows From Operations

The Company's cash flow from operations are generated primarily from net income and changes in working capital. Net cash provided by operating activities for the year ended December 31, 2006 totaled $14.0 million, compared with $236.1 million and $50.7 million in 2005 and 2004, respectively. Net cash from operations in 2006 was positively impacted by higher net income and changes in accounts receivable components, offset by increases in inventory and other assets. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company's operating cash flows for 2006 were $14.0 million, compared to $129.6 million in 2005. The decline in operating cash flows in 2006 versus 2005 was primarily attributed to the following year-over-year changes: (1) a reduction in accounts payable of $76.9 million; (2) a $55.5 million reduction in deferred credits due to the change in timing of supplier payments; and (3) an increase in inventory levels of $17.0 million; partially offset by (4) a $34.7 million increase in net income.

Net cash provided by operating activities for the years ended December 31, 2005 and 2004, totaled $236.1 million, and $50.7 million, respectively. Net cash from operations in 2005 benefited from higher net income than 2004 and positive changes in working capital. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company's operating cash flows for 2005 were $129.6 million, compared to $82.2 million in 2004. The increase in operating cash flows in 2005 versus 2004 was primarily attributed to the following year-over-year change in: (1) a $7.5 million increase in net income; (2) a lower increase in inventory levels of $42.4 million; partially offset by (3) a lower increase in accounts payable of $31.2 million.

Internally, we view accounts receivable sold through our Receivables Securitization Program (the "Program") to be a financing mechanism based on the following considerations and reasons:

  •
  The Program is our first source of financing, primarily because it generally carries a lower cost than other traditional borrowings;

  •
  The Program characteristics are similar to those of traditional debt, including being securitized, having an interest component and being viewed as traditional debt by the Program's financial providers in determining capacity to support and service debt;

  •
  The terms of the Program are structured to be similar to those in many revolving credit facilities, including provisions addressing maximum commitments, costs of borrowing, financial covenants and events of default;

  •
  As with debt, we elect, in accordance with the terms of the Program, how much is funded through the Program at any given time;

  •
  Provisions of our Credit Facility aggregate debt (including borrowings under the Credit Facility) together with the balance of accounts receivable sold under the Program into the concept of "Consolidated Funded Indebtedness". This effectively treats the Program as debt for purposes of Credit Facility requirements and covenants; and

  •
  For purposes of managing working capital requirements, we evaluate working capital before any sale of accounts receivables sold through the Program to assess accounts receivable requirements and performance of such measures as days outstanding and working capital efficiency.

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the years ended December 31, 2006, 2005 and 2004 is provided below as an additional liquidity measure (in thousands):

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net cash provided by operating activities	$13,994	$236,067	$50,701
Excluding the change in accounts receivable	—	(106,500)	31,500

Net cash provided by operating activities excluding the effects of receivables sold	$13,994	$129,567	$82,201

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	$2,198	$(62,680)	$(32,032)
Including the change in accounts receivable sold	—	106,500	(31,500)

Net cash provided by (used in) financing activities including the effects of receivables sold	$2,198	$43,820	$(63,532)

  Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2006, 2005 and 2004 was $18.6 million, $171.7 million and $13.4 million, respectively. For 2006, net cash used in investing activities included $46.7 million in capital expenditures for IT systems, infrastructure and ongoing operations, partially offset by $14.8 million in proceeds primarily from the sale of the Company's Edison and Pennsauken facilities both located in New Jersey and $13.3 million in cash proceeds from the sale of the Company's Canadian Division (see "Sale of Canadian Division" above). During 2005, the Company used cash for investing activities to acquire Sweet Paper for $123.5 million, net of cash acquired (see "Acquisition of Sweet Paper" above), and net capital expenditures for ongoing operations of $48.3 million. Cash flow from investing activities in 2004 included $23.4 million in capital expenditures for ongoing operations, partially offset by $10.0 million in proceeds from the distribution of property, plant and equipment. The Company expects gross capital spending (before the impact of any sales proceeds) for 2007 to be in the range of $25 million to $30 million.

  Cash Flows From Financing Activities

The Company's cash flow from financing activities is largely dependent on levels of borrowing under the Company's Revolving Credit Facility and the acquisition or issuance of treasury stock.

Net cash provided by financing activities for 2006 totaled $2.2 million, compared to a uses of cash in 2005 and 2004 of $62.7 million and $32.0 million, respectively. In 2006, the Company repurchased 2,626,275 shares of its common stock at an aggregate cost of $124.7 million. In addition, for 2006 the Company's financing activities included $3.7 million in payments of employee withholding tax on stock option exercises, offset by $29.9 million in proceeds from the issuance of treasury stock and borrowings of $96.3 million under the Revolving Credit Facility. During 2005, the Company's financing activities included $3.4 million in payments of employee withholding tax on stock option exercises, offset by $23.0 million in proceeds from the issuance of treasury stock, repurchase of common stock at aggregate cost of $84.5 million, and borrowings of $3.0 million under the Revolving Credit Facility. During 2004, the Company's financing activities included $1.4 million in payments of employee withholding tax on stock option exercises, offset by $9.6 million in proceeds from the issuance of treasury stock, repurchase of common stock at aggregate cost of $40.9 million and borrowings of $0.7 million under the Revolving Credit Facility.

Seasonality

The Company experiences seasonality in its working capital needs, with highest requirements in December through February, reflecting a build-up in inventory prior to and during the peak January sales period. See the information under the heading "Seasonality" in Part I, Item 1 of this Annual Report on Form 10-K. The Company believes that its current availability under the Revolving Credit Facility is sufficient to satisfy the seasonal working capital needs for the foreseeable future.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48"), which clarifies the accounting for uncertainty in tax positions. The interpretation prescribes recognition and measurement thresholds, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The provisions of FIN No. 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting this Interpretation on its financial statements.

In September 2006, the FASB issued Statement of Financial Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and/or results of operations.

In September 2006, the FASB adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R) ("SFAS No. 158). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Company has adopted this portion of SFAS No. 158 as of December 31, 2006 and it did not have a significant impact on its financial position and/or results of operations. Effective for fiscal years ending after December 15, 2008, SFAS No. 158 requires employers to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company intends to adopt this requirement as of December 31, 2008. The Company does not expect the adoption of the measurement date requirements of SFAS No. 158 to have a material impact on its financial position and/or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 becomes effective during the Company's 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a material impact on its financial position and/or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at December 31, 2006 of $117.3 million, $225.0 million of receivables sold under the Receivables Securitization Program and the Company's $107.1 million retained interest in the trust (as defined).

As of December 31, 2006, 100% of the Company's outstanding debt is priced at variable interest rates. The Company's variable rate debt is based primarily on the applicable bank prime rate or London InterBank Offered Rate ("LIBOR"). As of December 31, 2006, the applicable bank prime interest rate was 8.25% and the rate for borrowing based on the one-month LIBOR rate was approximately 5.33%. At year-end funding levels, a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.7 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

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

Foreign Currency Exchange Rate Risk

The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso, as well as product purchases from Asian countries valued and paid in U.S. dollars. Many of the products the Company sells in Mexico are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. The Company has not previously hedged these transactions, but it may enter into such transactions in the future.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment. That assessment was supported by testing and monitoring performed both by the Company's Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2006, the Company's internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 34 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of United Stationers Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that United Stationers Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that United Stationers Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" and effective December 31, 2006, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, "Employers Accounting for Defined Benefit Pension and other Postretirement Plans."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed and unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois February 28, 2007

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$4,546,914	$4,279,089	$3,838,701
Cost of goods sold	3,792,833	3,637,065	3,254,169

Gross profit	754,081	642,024	584,532
Operating expenses:
Warehousing, marketing and administrative expenses	516,234	471,193	422,595
Restructuring charge (reversal), net	1,941	(1,331)	—

Total operating expenses	518,175	469,862	422,595

Operating income	235,906	172,162	161,937
Interest expense	(8,276)	(3,050)	(3,324)
Interest income	970	342	362
Other expense, net	12,786	7,035	3,488

Income from continuing operations before income taxes	215,814	162,419	155,487
Income tax expense	80,510	60,949	57,523

Income from continuing operations	135,304	101,470	97,964
Loss from discontinued operations, net of tax	(3,091)	(3,969)	(7,993)

Net income	$132,213	$97,501	$89,971

Net income per share — basic:
Net income per share — continuing operations	$4.37	$3.08	$2.93
Net loss per share — discontinued operations	(0.10)	(0.12)	(0.24)

Net income per share — basic	$4.27	$2.96	$2.69

Average number of common shares outstanding — basic	30,956	32,949	33,410
Net income per share — diluted:
Net income per share — continuing operations	$4.31	$3.02	$2.88
Net loss per share — discontinued operations	(0.10)	(0.12)	(0.23)

Net income per share — diluted	$4.21	$2.90	$2.65

Average number of common shares outstanding — diluted	31,371	33,612	33,985

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,989	$17,415
Accounts receivable, less allowance for doubtful accounts of $14,481 in 2006 and $13,609 in 2005	273,893	224,552
Retained interest in receivables sold, less allowance for doubtful accounts of $4,736 in 2006 and $4,695 in 2005	107,149	116,538
Inventories	674,157	657,034
Other current assets	36,671	28,791
Current assets of discontinued operations	—	41,537

Total current assets	1,106,859	1,085,867
Property, plant and equipment, at cost:
Land	13,216	14,843
Buildings	60,434	67,534
Fixtures and equipment	245,488	234,527
Leasehold improvements	18,965	14,307
Capitalized software costs	51,709	47,886

Total property, plant and equipment	389,812	379,097
Less — accumulated depreciation and amortization	208,334	195,479

Net property, plant and equipment	181,478	183,618
Intangible assets, net	26,756	29,879
Goodwill	225,816	227,638
Other	12,485	15,199

Total assets	$1,553,394	$1,542,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$382,625	$441,390
Accrued liabilities	172,195	163,314
Deferred credits	483	51,738
Current liabilities of discontinued operations	—	8,420

Total current liabilities	555,303	664,862
Deferred income taxes	17,044	29,609
Long-term debt	117,300	21,000
Other long-term liabilities	62,807	58,218

Total liabilities	752,454	773,689
Stockholders' equity:
Common stock, $0.10 par value; authorized — 100,000,000 shares, issued — 37,217,814 in 2006 and 2005	3,722	3,722
Additional paid-in capital	360,047	344,628
Treasury stock, at cost — 7,172,932 shares in 2006 and 5,340,443 shares in 2005	(297,815)	(194,334)
Retained earnings	750,322	618,109
Accumulated other comprehensive loss, net of tax	(15,336)	(3,613)

Total stockholders' equity	800,940	768,512

Total liabilities and stockholders' equity	$1,553,394	$1,542,201

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Capital in Excess of Par		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2003	37,217,814	$3,722	(3,314,347)	$(82,863)	$329,787	$(3,823)	$430,637	$677,460

Net income	—	—	—	—	—	—	89,971	89,971
Unrealized translation adjustments	—	—	—	—	—	1,949	—	1,949
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(3,142)	—	(3,142)

Comprehensive (loss) income	—	—	—	—	—	(1,193)	89,971	88,778
Stock compensation	—	—	(1,072,654)	(40,909)	—	—	—	(40,909)
	—	—	310,569	4,337	7,405	—	—	11,742

As of December 31, 2004	37,217,814	3,722	(4,076,432)	(119,435)	337,192	(5,016)	520,608	737,071

Net income	—	—	—	—	—	—	97,501	97,501
Unrealized translation adjustments	—	—	—	—	—	2,534	—	2,534
Minimum pension liability adjustments, net of tax	—	—	—	—	—	(1,131)	—	(1,131)

Comprehensive income	—	—	—	—	—	1,403	97,501	98,904
Acquisition of treasury stock	—	—	(1,846,385)	(87,056)	—	—	—	(87,056)
Stock compensation	—	—	582,374	12,157	7,436	—	—	19,593

As of December 31, 2005	37,217,814	$3,722	(5,340,443)	$(194,334)	$344,628	$(3,613)	$618,109	$768,512

Net income	—	—	—	—	—	—	132,213	132,213
Unrealized translation adjustments	—	—	—	—	—	917	—	917
Minimum pension liability adjustments, net of tax	—	—	—	—	—	4,215	—	4,215
Realized translation adjustments						(12,325)	—	(12,325)

Comprehensive (loss) income	—	—	—	—	—	(7,193)	132,213	125,020
Adjustments to apply SFAS No. 158, net of tax						(4,530)		(4,530)
Acquisition of treasury stock	—	—	(2,574,575)	(122,212)	—	—	—	(122,212)
Stock compensation	—	—	742,086	18,731	15,419	—	—	34,150

As of December 31, 2006	37,217,814	$3,722	(7,172,932)	$(297,815)	$360,047	$(15,336)	$750,322	$800,940

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$132,213	$97,501	$89,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,232	32,079	27,164
Amortization of capitalized financing costs	801	670	648
Write-off of capitalized software development costs	6,501	—	—
Share-based compensation	7,953	—	—
Loss on sale of Canadian Division	5,885	—	—
Excess tax benefits related to share-based compensation	(4,572)	—	—
Write down of assets held for sale	—	—	300
(Gain) loss on sale of property, plant and equipment	(5,482)	264	114
Deferred income taxes	(16,143)	(1,425)	(181)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in accounts receivable, net	(46,875)	(15,725)	16,927
Decrease (increase) in retained interest in receivables sold, net	9,389	111,269	(74,085)
Increase in inventory	(8,754)	(25,792)	(68,201)
Increase in other assets	(5,504)	(7,358)	(86)
(Decrease) increase in accounts payable	(63,264)	13,588	44,743
Increase in accrued liabilities	7,299	15,414	8,532
(Decrease) increase in deferred credits	(51,255)	4,220	2,651
Increase in other liabilities	7,570	11,362	2,204

Net cash provided by operating activities	13,994	236,067	50,701
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(123,530)	—
Sale of Canadian Division	13,332	—	—
Capital expenditures	(46,725)	(48,274)	(23,381)
Proceeds from the disposition of property, plant and equipment	14,769	56	10,003

Net cash used in investing activities	(18,624)	(171,748)	(13,378)
Cash Flows From Financing Activities:
Retirements and principal payments of debt	—	—	(24)
Net borrowings under Revolving Credit Facility	96,300	3,000	700
Debt issuance costs	(163)	(733)	—
Issuance of treasury stock	29,947	22,961	9,635
Acquisition of treasury stock, at cost	(124,728)	(84,540)	(40,908)
Excess tax benefits related to share-based compensation	4,572	—	—
Payment of employee withholding tax related to stock option exercises	(3,730)	(3,368)	(1,435)

Net cash provided by (used in) financing activities	2,198	(62,680)	(32,032)
Effect of exchange rate changes on cash and cash equivalents	6	57	121

Net change in cash and cash equivalents	(2,426)	1,696	5,412
Cash and cash equivalents, beginning of period	17,415	15,719	10,307

Cash and cash equivalents, end of period	$14,989	$17,415	$15,719

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("USI") with its wholly owned subsidiary United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, "United" or the "Company"). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company is the largest broad line wholesale distributor of business products in North America, with net sales of $4.5 billion for the year ended December 31, 2006. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 46,000 items from approximately 550 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial/sanitation products, and foodservice consumables. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 63 distribution centers to approximately 20,000 resellers, who in turn sell directly to end-consumers.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified capitalized software costs from "Other Assets" to "Property, Plant and Equipment" beginning in the first quarter of 2006, with prior periods updated to conform to this presentation. For the years ended December 31, 2005, 2004 and 2003, $17.0 million, $3.7 million and $3.3 million respectively, in operating cash outflows were reclassified as cash outflows from investing activities. The reclassification of capitalized software also resulted in a reclassification from "Other Assets" to "Property, Plant and Equipment" for 2005 of $17.0 million.

Common Stock Repurchases

As of December 31, 2006, the Company had $51.8 million remaining of a $100 million Board authorization to repurchase USI common stock. During 2006, the Company repurchased 2,626,275 shares of USI's common stock at an aggregate cost of $124.7 million. In 2005, the Company repurchased 1,794,685 shares of USI's common stock at an aggregate cost of $84.5 million. In 2004, the Company repurchased 1,072,654 shares of USI common stock at an aggregate cost of $40.9 million. A summary of total shares repurchased under the Company's share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2006 Authorization		$100.0
2005 Authorization (completed)		75.0
2004 Authorization (completed)		100.0
2002 Authorization (completed)		50.0
Repurchases:
2006 repurchases	$(124.7)		2,626,275
2005 repurchases	(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964

Total repurchases		(273.2)	6,352,578

Remaining repurchase authorized at December 31, 2006		$51.8

All share repurchases were executed under four separate authorizations of the Company's Board of Directors on the respective dates noted in the table above. Effective on June 30, 2004, the Amended Credit Agreement (as defined) was amended to provide, among other things, for an increase in the share repurchase limit by $200 million. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2006 and 2005, the Company reissued 742,086 and 582,374 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

Canadian Division—Discontinued Operations

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the "Canadian Division") and therefore began reporting it as discontinued operations at that time. All prior-periods have been reclassified to conform to this presentation.

On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division to SYNNEX Canada Limited (the "Buyer"), a subsidiary of SYNNEX Corporation, for approximately $14.3 million. During 2006, the Company received cash payments from the Buyer of $13.3 million. As part of the sale, the Buyer agreed to assume certain liabilities of the Canadian Division and offered employment to some of the employees. The purchase price was subject to certain post-closing adjustments, including an adjustment for the value of any inventory and accounts receivable included in the sale that was not subsequently sold or collected within 180 days from the date of sale. As of December 31, 2006, this amount totaled $0.6 million and has been included in the loss from the sale of the Canadian Division for 2006. Under the terms of the sale, the Company is responsible for severance costs associated with employees not retained by the Buyer. In addition, the Company had three leased facilities associated with the Canadian Division that have been vacated and are subject to required lease obligations over the next four years. As of December 31, 2006, obligations for two of the three facilities have been settled or are being sublet. Total accrued exit costs associated with the Canadian facilities is $0.5 million at December 31, 2006.

Losses associated with the discontinued operations of the Canadian Division for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Pre-tax loss from ongoing operations	$(794)	$(6,330)	$(12,687)
Pre-tax loss from the sale of the Canadian Division	(5,885)	—	—

Total pre-tax loss from discontinued operations	(6,679)	(6,330)	(12,687)
Total income tax benefit	3,588	2,361	4,694

Total after-tax loss from discontinued operations	(3,091)	(3,969)	(7,993)

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

During 2004, income from operations included a write-off of approximately $13.2 million ($8.3 million after-tax, or $0.24 per diluted share) in supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Canadian Division. Of the $13.2 million total write-off, $12.9 million related to cost of goods sold and $0.3 million related to operating expenses. The write-off related to amounts that were either incorrectly accrued or overaccrued, or that had become uncollectible. The write-off included items related to prior periods of approximately $6.7 million ($4.2 million after-tax, or $0.12 per diluted share), based on prior period exchange rates and tax rates.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. For all acquisitions, account balances and results of operations are included in the Consolidated Financial Statements as of the date acquired.

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

In 2006, approximately 25% of the Company's annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 75% of the Company's annual supplier allowances and incentives in 2006 were variable, based on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles.

Fixed supplier allowances traditionally represented 40% to 45% of the Company's total annual supplier allowances, compared to the 25% referenced above. This ratio continues to decline as the Company negotiates its supplier contracts which replace the fixed component with a variable allowance. The Company has transitioned to a calendar year program in its 2006 Supplier Allowance Program for product content syndication. This has altered the Company's timing on recognizing related income and has resulted in a one-time positive impact to gross margin during 2006 of $41.6 million related to this program change.

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

During 2006, the Company changed the timing of certain marketing programs, which resulted in a one-time year-over-year favorable impact to gross margin of $19.0 million.

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

Share-Based Compensation

At December 31, 2006, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. Historically, the majority of awards issued under these plans have been stock options with service-type conditions. Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment. See Note 3 to the Consolidated Financial Statements.

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

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least for impairment whenever events or circumstances indicate an impairment may have occurred. See Note 4 to the Consolidated Financial Statements.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession as deferred rent and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2006, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 82% and 81% of total inventory as of December 31, 2006 and 2005, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. The Company uses the LIFO accounting method for the majority of its inventory because it results in better matching of cost and revenues. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $52.2 million and $38.8 million higher than reported as of December 31, 2006 and December 31, 2005, respectively. The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2006 was $8.8 million, compared to $8.1 million and $6.8 million in 2005 and 2004, respectively. A one percentage point decrease in the expected assumed discount rate would have resulted in an increase in pension expense for 2006 of approximately $2.7 million and increased the year-end projected benefit obligation by $18.6 million.

Costs associated with the Company's postretirement health benefits plan for 2006 totaled $0.1 million, compared to $0.9 million and $0.8 million for 2005 and 2004, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2006 of approximately $0.1 million and increased the year-end accumulated postretirement benefit obligation by $0.5 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap of 3% provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The Company adopted SFAS No. 158 on December 31, 2006 for its pension and postretirement health benefits. The following table summarizes the incremental impact of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006 (in thousands):

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158
Other long-term liabilities	$58,395	$4,412	$62,807
Accrued liabilities	172,071	124	172,195
Deferred income taxes	19,783	(2,739)	17,044
Total liabilities	750,657	1,797	752,454
Other current assets	37,900	(1,229)	36,671
Intangible assets, net	28,260	(1,504)	26,756
Accumulated other comprehensive loss	10,806	4,530	15,336
Total stockholders' equity	805,470	(4,530)	800,940

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. Repairs and maintenance costs are charged to expense as incurred. As of December 31, 2006, the Company has one facility and associated assets with total net book value of $6.9 million classified as "held for sale" within "Other assets" on the Condensed Consolidated Balance Sheets. This facility is no longer being used and the Company is actively marketing it for sale. During 2006, the Company sold its Edison, NJ and Pennsauken, NJ facilities for a total gain of $6.7 million.

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in "Property, plant and equipment, at cost" on the Consolidated Balance Sheet. Capitalized software is included in "Property, plant and equipment, at cost" on the Consolidated

Balance Sheet of December 31, 2006 and December 31, 2005. The total costs are as follows (in thousands):

	As of December 31, 2006	As of December 31, 2005
Capitalized software development costs	$58,210	$47,886
Write-off of capitalized software development costs	(6,501)	—
Accumulated amortization	(28,620)	(21,483)

Net capitalized software development costs	$23,089	$26,403

During 2006, the Company wrote-off $6.5 million of capitalized software development costs related to an internal systems initiative. The $6.5 million write-off is reflected in "Warehousing, marketing and administrative expenses" on the Consolidated Statement of Income for 2006. As of December 31, 2006 and 2005, net capitalized software development costs included $11.0 million and $5.4 million, respectively, related to the Company's Reseller Technology Solution investment.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48"), which clarifies the accounting for uncertainty in tax positions. The interpretation prescribes recognition and measurement thresholds, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The provisions of FIN No. 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting this Interpretation on its financial statements.

In September 2006, the FASB issued Statement of Financial Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and/or results of operations.

In September 2006, the FASB adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R) ("SFAS No. 158). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Company has adopted this portion of SFAS No. 158 as of December 31, 2006 and it did not have a significant impact on its financial position and/or results of operations. Effective for fiscal years ending after December 15, 2008, SFAS No. 158 requires employers to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company intends to adopt this requirement as of December 31, 2008. The Company does not expect the adoption of the measurement date requirements of SFAS No. 158 to have a material impact on its financial position and/or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 becomes effective during the Company's 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a material impact on its financial position and/or results of operations.

3. Share-Based Compensation

Overview

As of December 31, 2006, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended 2004 Long-Term Incentive Plan ("LTIP")

In March 2004, the Company's Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company's shareholders and provide competitive compensation to key associates. Awards include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. During 2006, the Company granted stock options under the LTIP covering an aggregate of 768,993 shares of USI common stock. In addition, the Company granted 11,850 shares of restricted stock under the LTIP during 2006.

Nonemployee Directors' Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company's common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company's common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2006, 2005 and 2004, the Company recorded total compensation expense of $0.8 million, $0.8 million and $0.5 million, respectively. As of

December 31, 2006, 2005 and 2004, the accumulated number of stock units outstanding under this plan was 34,749, 38,409 and 37,461, respectively.

Accounting For Stock-Based Compensation

Historically, the majority of awards issued under these plans have been stock options with service-type conditions and are issued out of treasury stock upon exercise or grant in the case of restricted stock. The Company has issued a limited amount of restricted stock, which is valued for purposes of recognizing expense at the grant date fair value and recognized over the requisite service period. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Under this prior accounting treatment, the Company recorded a nominal amount of compensation expense during 2005 and 2004, since the respective options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), using the modified-prospective-transition method. The cumulative effect of an accounting change associated with the adoption of SFAS No. 123(R) was not material. Under this modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), the Company recorded a pre-tax charge of $8.0 million ($5.0 million after-tax), or $0.16 per basic and diluted share, for share-based compensation for the year ended December 31, 2006. The total intrinsic value of options exercised, outstanding and exercisable for the year ended December 31, 2006 totaled $12.7 million, $142.3 million and $72.6 million, respectively. As of December 31, 2006, there was $14.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Company's Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The $4.6 million excess tax benefit classified as a financing cash inflow on the Consolidated Statement of Cash Flows would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Stock options generally vest over three years and have a term of 10 years. Compensation costs for all stock options is recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and associate terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S.

Treasury yield curve in effect at the time of the grant. Fair values for stock options granted during the years ended December 31, 2006 and 2005 were estimated using the following weighted-average assumptions:

	For the Year Ended December 31,
	2006	2005
Fair value of options granted	$11.36	11.40
Exercise price	46.07	46.53
Expected stock price volatility	23.6%	28.0%
Risk-free interest rate	4.8%	4.2%
Expected life of options (years)	3.5	3.0
Expected dividend yield	0.0%	0.0%

The following table summarizes the transactions, excluding restricted stock, under the Company's equity compensation plans for the last three years:

	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Options outstanding — January 1	3,707,782	$36.37	3,728,319	$33.30	3,366,487	$30.78
Granted	768,993	46.07	738,840	46.53	779,795	41.74
Exercised	(751,214)	31.72	(645,403)	30.09	(342,047)	28.17
Canceled	(94,512)	43.97	(113,974)	37.09	(75,916)	32.64

Options outstanding — December 31	3,631,049	$39.19	3,707,782	$36.37	3,728,319	$33.30

Number of options exercisable	2,025,395	$35.87	1,939,246	$32.12	1,715,139	$30.12

The following table summarizes outstanding and exercisable options granted under the Company's equity compensation plans as of December 31, 2006:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
$20.01— 25.00	480,494	4.9	320,494
25.01— 30.00	227,651	4.8	227,651
30.01— 35.00	200,685	4.1	200,685
35.01— 40.00	632,265	6.6	630,598
40.01— 45.00	605,931	7.6	386,990
45.01—$50.00	1,484,023	9.1	258,977

Total	3,631,049	7.3	2,025,395

The following table illustrates the effect on net income and earnings per share if the Company had applied the recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and expensed based on the options' vesting periods (in thousands):

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net income, as reported	$97,501	$89,971
Add: Stock-based employee compensation expense included in reported net income, net of tax	33	49
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(5,430)	(7,489)

Pro forma net income	$92,104	$82,531

Net income per share — basic:
As reported	$2.96	$2.69
Pro forma	2.80	2.47
Net income per share — diluted:
As reported	$2.90	$2.65
Pro forma	2.74	2.43

4. Goodwill and Intangible Assets

As of December 31, 2006 and 2005, the Company's Consolidated Balance Sheet reflects $225.8 million and $227.6 million, respectively, of goodwill. The change in goodwill from 2006 to 2005 was the result of purchase price adjustments associated with the acquisition of Sweet Paper (see below). As of December 31, 2006 and 2005, the Company had $26.8 million and $29.9 million in net intangible assets. Net intangible assets as of December 31, 2006 consist primarily of customer relationship and non-compete intangible assets purchased as part of the Sweet Paper acquisition (see "Acquisition of Sweet Paper" below). Amortization of intangible assets purchased as part of the Sweet Paper acquisition totaled $2.6 million for 2006. Accumulated amortization of intangible assets as of December 31, 2006 and 2005 totaled $4.0 million and $1.4 million, respectively.

Acquisition of Sweet Paper

On May 31, 2005, the Company's Lagasse, Inc. ("Lagasse") subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Sales Corp. and substantially all of the assets of four affiliates of Sweet Paper Sales Group, Inc. (collectively, "Sweet Paper"), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $123.5 million, including $2.2 million in transaction costs and net of cash acquired. The acquisition will enable the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts. The purchase price was financed through the Company's Receivables Securitization Program. The Company's Condensed Consolidated Financial Statements include Sweet Paper's results of operations from June 1, 2005 and are not deemed material for purposes of providing pro forma financial information.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on an allocation of the purchase price to net assets acquired, $62.8 million has been allocated to goodwill and $30.8 million to amortizable intangible assets. The allocation of the purchase price includes a $3.0 million reserve established for closure of certain Sweet Paper locations. During the second quarter of 2006, the Company made $0.3 million in adjustments to the purchase price allocation (reducing goodwill by such amount), resulting from changes in amounts assigned to accounts receivable, intangible assets, trade accounts payable and changes in expected liabilities associated with a purchase accounting reserve. The intangible assets purchased include customer lists and certain non-compete agreements. The weighted average useful life of the intangible assets is expected to be approximately 13 years. Amortization expense associated with the Sweet Paper intangible assets is expected to be approximately $2.6 million per year.

Sale of Canadian Division

As part of the sale of the Company's Canadian Division (see "Sale of Canadian Division" above), $15.1 million of goodwill was written-off and included in the $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2006. The goodwill associated with the Canadian Division was reflected in "Current assets from discontinued operations" on the December 31, 2005 Condensed Consolidated Balance Sheet included in this Annual Report.

Other Goodwill

During 2005, the Company reversed $7.2 million in income tax reserves, established in connection with prior acquisitions, as a result of the expiration of applicable statutes of limitations. Such reversal resulted in a decrease in goodwill during 2005 of $7.2 million and had no impact on the Company's results of operations.

5. Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the "Workforce Reduction Program"). The Workforce Reduction Program included workforce reductions of 110 associates and as of December 31, 2006, the measures are substantially complete. The Company recorded a pre-tax charge of $6.0 million in 2006 for severance pay and benefits, prorated bonuses, and outplacement costs that will be paid primarily during 2007. Cash outlays associated with the 2006 Workforce Reduction in 2006 totaled $0.4 million. As of December 31, 2006, the Company had accrued reserves for the 2006 Workforce Reduction of $5.6 million.

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

During 2006, the Company reversed $4.1 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 Restructuring Plan. The Company is now using previously unused space in its Memphis distribution center for operations related to the Company's global sourcing initiative and to expand Lagasse's distribution capability for janitorial, sanitation, office and foodservice consumables products.

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

As of December 31, 2006 and 2005, the Company had accrued restructuring costs on its balance sheet of approximately $2.4 million and $7.5 million, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for 2006, 2005 and 2004 totaled $1.0 million, $1.3 million and $2.2 million, respectively.

6. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of December 31, 2006, 2005 and 2004 included the following (in thousands):

	As of December 31,
	2006	2005	2004
Unrealized translation adjustments	$(2,867)	$8,541	$6,007
Minimum pension liability adjustments, net of tax	(7,939)	(12,154)	(11,023)
Adjustments to apply SFAS No. 158, net of tax	(4,530)	—	—

Total accumulated other comprehensive loss	$(15,336)	$(3,613)	$(5,016)

7. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and deferred stock units are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net income	$132,213	$97,501	$89,971
Denominator:
Denominator for basic earnings per share — Weighted average shares	30,956	32,949	33,410
Effect of dilutive securities:
Employee stock options	415	663	575

Denominator for diluted earnings per share — Adjusted weighted average shares and the effect of dilutive securities	31,371	33,612	33,985

Net income per common share:
Net income per share — basic	$4.27	$2.96	$2.69
Net income per share — assuming dilution	$4.21	$2.90	$2.65

8. Segment Information

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

Based on the factors referenced above, management has determined that the Company has two operating segments, USSC (referred to by the Company as "Supply"), the first-tier operating subsidiary of USI, and Lagasse. Supply also includes operations in Mexico conducted through a USSC subsidiary, as well as Azerty, which has been consolidated into Supply.

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

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as North America's largest broad line wholesale distributor of business products, with 2006 net sales of $4.5 billion—including foreign operations in Mexico. For the years ended December 31, 2006, 2005 and 2004, the Company's net sales from foreign operations in Mexico totaled $96.2 million, $88.6 million and $80.9 million, respectively. In June 2006, the Company sold its Canadian Division which had net sales for the year ended December 31, 2006, 2005 and 2004, of $47.9 million, $129.5 million and $152.5 million, respectively. The Company offers more than 46,000 items from approximately 550 manufacturers. This includes a broad spectrum of manufacturers' brand and private brand office products, computer supplies, office furniture, business machines, presentation products, janitorial/sanitation products and foodservice consumables. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network to more than 20,000 resellers, who in turn sell directly to end-consumers. These products are distributed through the Company's network of 63 distribution centers. As of December 31, 2006 and 2005, long-lived assets of the Company's foreign operations in Mexico totaled $4.8 million and $4.9 million, respectively.

The Company's product offerings, comprised of more than 46,000 stockkeeping units (SKUs), may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; and (iv) janitorial/sanitation supplies, which includes products in these subcategories: janitorial/sanitation supplies, foodservice consumables, safety and security items, and paper and packaging supplies. In 2006, the Company's largest supplier was Hewlett-Packard Company, which represented approximately 22% of its total purchases. No other supplier accounted for more than 10% of the Company's total purchases.

The Company's customers include independent office products dealers and contract stationers, national mega-dealers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, and e-commerce dealers. No single customer accounted for more than 6.5% of the Company's 2006 consolidated net sales.

The following table shows net sales by product category for 2006, 2005 and 2004 (in millions):

	Years Ended December 31,
	2006	2005	2004
Technology products	$1,767	$1,729	$1,627
Traditional office products	1,315	1,261	1,193
Janitorial and sanitation	849	699	472
Office furniture	536	520	474
Freight revenue	70	59	56
Other	10	11	17

Total net sales	$4,547	$4,279	$3,839

9. Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "Receivables Securitization Program" or the "Program"). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Agreement which, among other things, increased the permitted size (maximum level of commitments) of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Agreement. As of December 31, 2006, the Company has not increased the commitments and therefore the maximum available is $225 million. Under the Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of Bank One, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the

Consolidated Financial Statements. As of both December 31, 2006 and December 31, 2005, the Company sold $225.0 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $225.0 million as of both December 31, 2006 and 2005 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the trust, see the caption "Retained Interest" below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2006 ranged between 4.92% and 5.97%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the program, totaled $12.7 million for 2006, compared with $6.8 million for 2005. Proceeds from the collections under this revolving agreement for 2006 and 2005 were $3.6 billion and $3.7 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $332.1 million and $341.5 million of trade receivables in the trust as of December 31, 2006 and December 31, 2005 was $107.1 million and $116.5 million, respectively. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the trust and written off during 2006 and 2005 were not material.

10. Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The

Amended Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of December 31, 2006	As of December 31, 2005
Revolver	$110,500	$14,200
Industrial development bond, maturing in 2011	6,800	6,800

Total	$117,300	$21,000

As of December 31, 2006, 100% of the Company's outstanding debt is priced at variable interest rates, based primarily on the applicable bank prime rate or one-month London InterBank Offered Rate ("LIBOR"). As of December 31, 2006, the applicable bank prime interest rate was 8.25% and the one-month LIBOR rate was approximately 5.33%. The weighted-average interest rate paid on the Company's debt in 2006 and 2005 was 6.3%, and 5.4%, respectively. At year-end funding levels, a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.7 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

Credit Agreement and Other Debt

On November 10, 2006, the Registrant and its wholly owned subsidiary, United Stationers Supply Co. ("USSC"), entered into Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement (the "Amendment" or the "Revolving Credit Facility") with certain financial institutions listed and JPMorgan Chase Bank, National Association (successor by merger to Bank One, NA (Illinois)), as Agent. The Amendment modifies an existing Amended and Restated Five-Year Revolving Credit Agreement (the "2005 Agreement") originally entered into on October 12, 2005. As of December 31, 2006 and December 31, 2005, the Company had $110.5 million and $14.2 million, respectively, outstanding under the Revolving Credit Facility. The facility matures in October 2010.

USSC exercised its right under the 2005 Agreement to seek additional commitments to increase the aggregate committed principal amount under a revolving credit facility. The Amendment increased the aggregate committed principal amount from $275 million to $325 million, a $50 million increase. The Amendment also increased the permitted amount of additional commitments USSC may seek under the revolving credit facility to a total amount of up to $425 million, a $50 million increase from the $375 million limit under the 2005 Agreement. In addition, the Amendment increased the permitted size of USSC's third-party receivables securitization program to $350 million, a $75 million increase from the $275 million limit under the 2005 Agreement. All other provisions of the 2005 Agreement, as disclosed in previous filings with the Securities and Exchange Commission, remain unchanged.

The Amended Agreement provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility provided for in the Amended Agreement. As of December 31, 2006 and 2005, the Company had outstanding letters of credit of $17.3 million and $16.0 million, respectively.

Obligations of USSC under the Amended Agreement are guaranteed by USI and certain of USSC's domestic subsidiaries. USCC's obligations under the Amended Agreement and the guarantors'

obligations under the guaranty are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the Amended Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC.

Debt maturities under the Amendment as of December 31, 2006, were as follows (in thousands):

Year	Amount
2007	$—
2008	—
2009	—
2010	110,500
Later years	—

Total	$110,500

At both December 31, 2006 and 2005, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

11. Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2006 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases(1)
2007	$52,109
2008	48,596
2009	39,697
2010	31,318
2011	21,767
Later years	61,008

Total required lease payments	$254,495

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $55.2 million, $45.9 million, and $39.6 million in 2006, 2005, and 2004, respectively.

2005 USOP Settlement

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

12. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2006, the Company has pension plans covering approximately 3,900 of its associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses October 31 as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Benefit obligation at beginning of year	$108,309	$95,553
Service cost — benefit earned during the period	5,968	5,718
Interest cost on projected benefit obligation	6,398	5,666
Plan amendments	—	215
Actuarial loss	381	3,097
Benefits paid	(2,192)	(1,940)

Benefit obligation at end of year	$118,864	$108,309

The accumulated benefit obligation for the plan as of December 31, 2006 and 2005 totaled $107.9 million and $99.1 million, respectively.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans' assets for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Fair value of plan assets at beginning of year	$68,105	$60,775
Actual return on plan assets	9,411	4,500
Company contributions	7,065	4,770
Benefits paid	(2,192)	(1,940)

Fair value of plan assets at end of year	$82,389	$68,105

The Company's pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2006 and 2005, by asset category are as follows:

Asset Category	2006	2005
Cash	2.3%	1.1%
Equity securities	65.9%	66.7%
Fixed income	31.8%	32.2%

Total	100.0%	100.0%

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

The plan assets are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. On an ongoing basis, the Company reviews plan assets for possible rebalancing among investments to remain consistent with target allocations. Actual plan asset allocations as of December 31, 2006 and 2005 are consistent with the Company's target allocation ranges.

Plan Funded Status

The following table sets forth the plans' funded status as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Funded status of the plan	$(36,475)	$(40,204)
Unrecognized prior service cost	1,504	1,905
Unrecognized net actuarial loss	23,529	28,553

Net amount recognized	$(11,442)	$(9,746)

Amounts Recognized in Consolidated Balance Sheet

	2006	2005
Prepaid benefit cost	$—	$1,454
Accrued benefit liability	(36,475)	(32,493)
Intangible asset	—	1,905
Accumulated other comprehensive income (before taxes)	25,033	19,388

Net amount recognized	$(11,442)	$(9,746)

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2006, 2005 and 2004 for pension and supplemental benefit plans includes the following components (in thousands):

	2006	2005	2004
Service cost — benefit earned during the period	$5,968	$5,718	$4,925
Interest cost on projected benefit obligation	6,398	5,666	5,011
Expected return on plan assets	(5,745)	(5,118)	(4,486)
Amortization of prior service cost	401	210	203
Amortization of actuarial loss	1,738	1,655	1,147

Net periodic pension cost	$8,760	$8,131	$6,800

Assumptions Used

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Pension plan assumptions:
Assumed discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.00%	6.00%

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

Contributions

The Company expects to contribute $14.1 million to its pension plan in 2007.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2007	$4,673
2008	3,909
2009	3,955
2010	4,479
2011	5,351
2012-2016	43,385

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates' contributions were approximately $4.2 million, $3.8 million and $3.3 million in 2006, 2005 and 2004, respectively.

13. Postretirement Health Benefits

The Company maintains a postretirement plan. The plan is unfunded and provides healthcare benefits to substantially all retired non-union associates and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. The Company uses October 31 as its measurement date to determine its postretirement health benefits obligations.

Accrued Postretirement Benefit Obligation

The following table provides the plan's change in Accrued Postretirement Benefit Obligation ("APBO") for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Benefit obligation at beginning of year	$7,577	$6,564
Service cost — benefit earned during the period	249	556
Interest cost on projected benefit obligation	192	389
Plan participants' contributions	355	336
Actuarial (gain) loss	(4,267)	223
Benefits paid	(526)	(491)

Benefit obligation at end of year	$3,580	$7,577

The accrued postretirement benefit obligation declined during 2006 as a result in a change in the estimated plan participation rate.

Plan Assets and Investment Policies and Strategies

The Company does not fund its postretirement benefit plan (see "Plan Funded Status" below). Accordingly, as of December 31, 2006 and 2005, the postretirement benefit plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Fair value of plan assets at beginning of year	$—	$—
Company contributions	171	155
Plan participants' contributions	355	336
Benefits paid	(526)	(491)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

The Company's postretirement benefit plan is unfunded. The following table sets forth the plans' funded status as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Funded status of the plan	$(3,580)	$(7,577)
Unrecognized net actuarial gain	—	(1,220)

Accrued postretirement benefit obligation in the Consolidated Balance Sheets	$(3,580)	$(8,797)

Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Service cost — benefit earned during the period	$249	$556	$500
Interest cost on projected benefit obligation	192	389	349
Recognized actuarial gain	(346)	(56)	(71)

Net periodic postretirement benefit cost	$95	$889	$778

Assumptions Used

The weighted-average assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

	2006	2005	2004
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.00%	6.00%

Contributions

The Company expects to contribute $0.1 million to its postretirement healthcare plan in 2007.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2007	$128
2008	137
2009	150
2010	164
2011	176
2012-2016	1,098

14. Preferred Stock

USI's authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI's Board of Directors upon issuance. As of December 31, 2006, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Currently payable
Federal	$84,889	$55,113	$52,854
State	11,764	7,261	4,850

Total currently payable	96,653	62,374	57,704
Deferred, net—
Federal	(14,323)	(1,277)	(179)
State	(1,820)	(148)	(2)

Total deferred, net	(16,143)	(1,425)	(181)

Provision for income taxes	$80,510	$60,949	$57,523

The Company's effective income tax rates for the years ended December 31, 2006, 2005 and 2004 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2006		2005		2004
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$75,535	35.0%	$56,847	35.0%	$54,420	35.0%
State and local income taxes — net of federal income tax benefit	6,464	3.0%	4,623	2.8%	3,150	2.0%
Non-deductible and other	(1,489)	-0.7%	(521)	-0.3%	(47)	—

Provision for income taxes	$80,510	37.3%	$60,949	37.5%	$57,523	37.0%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2006		2005
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$31,262	$—	$29,576	$—
Allowance for doubtful accounts	6,752	—	5,906	—
Inventory reserves and adjustments	—	12,777	—	16,072
Depreciation and amortization	—	29,103	—	33,974
Restructuring costs	2,579	—	2,804	—
Reserve for stock option compensation	2,727	—	17	—
Intangibles arising from acquisitions	—	3,433	—	8,210
Other	—	1,022	—	1,407

Total	$43,320	$46,335	$38,303	$59,663

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

16. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Cash Paid During the Year For:
Interest	$6,186	$1,321	$955
Discount on the sale of trade accounts receivable	12,695	6,157	2,686
Income taxes, net	79,458	55,271	42,222

During 2005, the Company signed an 11-year operating lease (the "Lease") for its new corporate headquarters. The Lease provides for certain landlord "build-out" allowances of approximately $7.1 million. These build-out allowances are provided to the Company in the form of payment by the landlord directly to third-parties and are therefore a non-cash item for the Company.

17. Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Loss on sale of accounts receivable, net of servicing revenue	$12,765	$6,771	$3,076
Other	21	264	412

Total	$12,786	$7,035	$3,488

18. Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments approximates their net carrying values. The estimated fair value of the Company's financial instruments are as follows (in thousands):

	As of December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$14,989	$14,989	$17,415	$17,415
Accounts receivable, net	273,893	273,893	224,552	224,552
Retained interest in receivables sold,net	107,149	107,149	116,538	116,538
Accounts payable	382,625	382,625	441,390	441,390
Long-term debt	117,300	117,300	21,000	21,000

19. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2006 and 2005 were as follows (in thousands):

	As of December 31,
	2006	2005
Other Long-Term Assets, net:
Assets held for sale	$6,858	$7,898
Investment in deferred compensation	3,539	3,198
Other	2,088	4,103

Total other long-term assets,net	$12,485	$15,199

Other Long-Term Liabilities:
Accrued pension obligation	$36,475	$27,040
Deferred rent	13,838	10,365
Deferred directors compensation	3,539	3,209
Postretirement benefits	3,456	8,797
Restructuring reserves	3,319	6,278
Other	2,180	2,529

Total other long-term liabilities	$62,807	$58,218

20. Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2006:
Net sales	$1,148,230	$1,111,093	$1,173,827	$1,113,764	$4,546,914
Gross profit	175,277	189,668	191,992	197,144	754,081
Income from continuing operations	20,866	41,482	39,215	33,741	135,304
Loss from discontinued operations, net of tax	(2,826)	(121)	3	(147)	(3,091)

Net income(2)	$18,040	$41,361	$39,218	$33,594	$132,213

Net income per share — basic:
Net income per share — continuing operations	$0.66	$1.32	$1.28	$1.12	$4.37
Net loss per share — discontinued operations	(0.09)	—	—	—	(0.10)

Net income per share — basic	$0.57	$1.32	$1.28	$1.12	$4.27

Net income per share — diluted:
Net income per share — continuing operations	$0.65	$1.29	$1.26	$1.10	$4.31
Net loss per share — discontinued operations	(0.09)	—	—	—	(0.10)

Net income per share — diluted	$0.56	$1.29	$1.26	$1.10	$4.21

Year Ended December 31, 2005:
Net sales	$1,019,457	$1,046,313	$1,139,071	$1,074,248	$4,279,089
Gross profit	156,482	150,174	166,234	169,134	642,024
Income from continuing operations	28,311	21,633	27,021	24,505	101,470
Loss from discontinued operations, net of tax	(1,319)	(755)	(905)	(990)	(3,969)

Net income	$26,992	$20,878	$26,116	$23,515	$97,501

Net income per share — basic:
Net income per share — continuing operations	$0.85	$0.65	$0.82	$0.76	$3.08
Net loss per share — discontinued operations	(0.04)	(0.02)	(0.03)	(0.03)	(0.12)

Net income per share — basic	$0.81	$0.63	$0.79	$0.73	$2.96

Net income per share — diluted:
Net income per share — continuing operations	$0.84	$0.64	$0.80	$0.75	$3.02
Net loss per share — discontinued operations	(0.04)	(0.02)	(0.03)	(0.03)	(0.12)

Net income per share — diluted	$0.80	$0.62	$0.77	$0.72	$2.90

(1)
As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

(2)
2006 results were impacted by the following items: (1) a one-time pre-tax gain from product content syndication and other marketing programs of $60.6 million, or $1.21 per diluted share; (2) a favorable $4.1 million, or $0.08 per diluted share for the reversal of restructuring reserves; (3) a $6.7 million, or $0.13 per diluted share charge to write-off internal system capitalized software costs; (4) $6.0 million, or $0.12 per diluted share charge related to the Company's 2006 Workforce Reduction Program; $8.0 million, or $0.16 per diluted share charge for equity compensation; and (6) a $6.7 million, or $0.10 per diluted share loss from discontinued operations.

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

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K the Company's management performed an evaluation, under the supervision and with the participation of the Company's CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures ("Disclosure Controls") are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management's quarterly evaluation of Disclosure Controls includes an evaluation of some components of the Company's internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, the Company's management (including its CEO and CFO) concluded that, as of December 31, 2006, the Company's Disclosure Controls were effective, subject to the inherent limitations noted above in this Item 9A.

Management's Report on Internal Control over Financial Reporting and Related Report of Independent Registered Public Accounting Firm

Management's report on internal control over financial reporting and the report of Ernst & Young LLP, the Company's independent registered public accounting firm ("E&Y"), regarding its audit of the Company's internal control over financial reporting and of management's assessment of internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting that occurred during the last quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions "Proposal 1: Election of Directors" and "Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance" in USI's Proxy Statement for its 2007 Annual Meeting of Stockholders ("2007 Proxy Statement") is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee's composition and the presence of an "audit committee financial expert" is incorporated herein by reference to the information under the captions "Governance and Board Matters—Board Committees—General" and "—Audit Committee" in USI's 2007 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in USI's 2007 Proxy Statement.

The Company has adopted a code of ethics (its "Code of Business Conduct") that applies to all directors, officers and associates, including the Company's CEO, CFO and Controller, and other executive officers identified pursuant to this Item 10. A copy of this Code of Business Conduct is available on the Company's Web site at www.unitedstationers.com. The Company intends to disclose any significant amendments to and waivers of its Code of Conduct by posting the required information at this Web site within the required time periods.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in USI's 2007 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders—Security Ownership of Management" in USI's 2007 Proxy Statement. Information relating to securities authorized for issuance under United's equity plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in USI's 2007 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in USI's 2007 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information" and "—Audit Committee Pre-Approval Policy" in USI's 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)        The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	33
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	34
	Report of Independent Registered Public Accounting Firm	35
	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	36
	Consolidated Balance Sheets as of December 31, 2006 and 2005	37
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004	38
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	39
	Notes to Consolidated Financial Statements	40
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	75
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI's file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.27 through 10.56, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.4	Purchase and Sale Agreement, dated May 19, 2005, among Lagasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)
2.5	Amendment Number One to Purchase and Sale Agreement, dated May 19, 2005, among Lasasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)
3.1	Second Restated Certificate of Incorporation of USI, dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))

3.2	Amended and Restated Bylaws of USI, dated as of October 21, 2004 (Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 21, 2004)
4.1	Rights Agreement, dated as of July 27, 1999, by and between USI and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)
4.2	Amendment to Rights Agreement, effective as of April 2, 2002, by and among USI, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002)
10.1	Amended and Restated Five-Year Revolving Credit Agreement, dated as of October 12, 2005, by and among United, as a credit party, USSC, as borrower and PNC Bank, N.A. and U.S. Bank, National Association, as Syndication Agents, KeyBank National Association, as Documentation Agent, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Illinois)), as Agent (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2005, filed on October 31, 2005)
10.2	Amendment No. 1 to Amended and Restated Five-Year Revolving Credit Agreement, dated as of November 10, 2006, by and among USSC, as borrower, USI as a credit party, the lenders from time to time thereunder (the "Lenders"), and JPMorgan Chase Bank, National Association (successor by merger to Bank One, NA (Illinois)), as administrative agent (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 16, 2006)
10.3	Pledge and Security Agreement, dated as of March 21, 2003, by and between USSC as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, United Stationers Technology Services LLC (collectively, the "Initial Guarantors"), and Bank One, NA as administrative agent for the Lenders (Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K"))
10.4	Guaranty, dated as of March 21, 2003, by the Initial Guarantors in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the 2002 Form 10-K)
10.5	Second Amended and Restated Receivables Sale Agreement, dated as of March 28, 2003, among USSC, as seller, USFS, as purchaser, and United Stationers Financial Services LLC ("USFS") USFS, as servicer (Exhibit 10.2 to the 2002 Form 10-K)
10.6	Amended and Restated USFS Receivables Sale Agreement, dated as of March 28, 2003, among USFS, as seller, USS Receivables Company, Ltd. ("USSR"), as purchaser, and USFS as servicer (Exhibit 10.4 to the 2002 Form 10-K)
10.7	Second Amended and Restated Servicing Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, USSC, as support provider, and Bank One, NA, as trustee (Exhibit 10.6 to the 2002 Form 10-K)
10.8	Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, and Bank One, NA, as trustee (Exhibit 10.8 to the 2002 Form 10-K)
10.9	Series 2003-1 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Bank One, NA, as funding agent, Falcon Asset Securitization Corporation, as initial purchaser, the other parties from time to time thereto, and Bank One, NA, as trustee (Exhibit 10.9 to the 2002 Form 10-K)
10.10	Second Amended and Restated Series 2000-2 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and Bank One, NA, as trustee (Exhibit 10.11 to the 2002 Form 10-K)
10.11	Series 2004-1 Supplement, dated as of March 26, 2004 to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003 by and among Fifth Third Bank (Chicago) and JPMorgan Chase Bank (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).
10.12	Omnibus Amendment, dated as of March 24, 2006, by and among USSC, USSR, USFS, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding Corporation, Bank One, NA (Main Office Chicago) and JPMorgan Chase Bank (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 28, 2006)
10.13	Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the "1995 S-1")

10.14	Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the "2003 Form 10-K")
10.15	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC (Exhibit 10.8 to the Company's 2001 Form 10-K)
10.16	Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999)
10.17	Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc. (Exhibit 10.34 to the Company's 1995 S-1)
10.18	Second Amendment to Industrial Lease, dated November 15, 2001 between Carol Point, LLC and USSC (Exhibit 10.12 to the 2003 Form 10-K)
10.19	First Amendment to Industrial Lease dated January 23, 1997 between ERI-CP, Inc. (successor to Carol Point Builders I) and USSC (successor to Associated Stationers, Inc.) (Exhibit 10.56 to the Company's Form S-2 (SEC File No.-333-34937) filed on October 3, 1997).
10.20	Lease Agreement, dated April 19, 2000, between Corporate Estates, Inc., Mitchell Investments, LLC and USSC (Exhibit 10.39 to the 2000 Form 10-K)
10.21	Lease Agreement, dated March 15, 2000, between Troy Hill I LLC and USSC (Exhibit 10.42 to the Company's 2000 Form 10-K)
10.22	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC (Exhibit 10.16 to the Company's 2001 Form 10-K)
10.23	First Amendment to Industrial Lease Agreement, dated October 1, 2002, between Allianz Life Insurance Co. of North America and USSC (Exhibit 10.20 to the 2003 Form 10-K)
10.24	Industrial Net Lease, effective January 16, 2002, by and between The Order People Company and New West Michigan Industrial Investors, L.L.C. and assigned to USSC (Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
10.25	Industrial/Commercial Single Tenant Lease — Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company's 2004 Form 10-K, filed March 16, 2005)
10.26	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2005)
10.27	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 ("Form 10-Q filed on November 14, 2002"))**
10.28	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.29	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan (Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)**
10.30	United Stationers Inc. Amended 2004 Long-Term Incentive Plan (Appendix A to the Company's definitive Proxy Statement, filed with the SEC on March 23, 2004) (the "2004 Long-Term Incentive Plan")**
10.31*	Summary of amendments to the 2004 LTIP, effective as of May 10, 2006**
10.32	Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 3, 2004 (the "September 3, 2004 Form 8-K"))**
10.33	Form of grant letter used for grants of non-qualified stock options to employees under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K) **
10.34	Form of restricted stock award agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 21, 2004)**
10.35	United Stationers Inc. Amended and Restated Management Incentive Plan (Appendix A to the Company's definitive proxy statement filed on April 4, 2005)**
10.36	United Stationers Supply Co. Deferred Compensation Plan (Exhibit 10.48 to the Company's 2000 Form 10-K)**
10.37	First Amendment to the United Stationers Supply Co. Deferred Compensation Plan, effective as of November 30, 2001 (Exhibit 10.25 to the Company's 2001 Form 10-K)**

10.38	Officer Medical Reimbursement Plan, as in effect as of December 22, 2003 (Exhibit 10.30 to the 2003 Form 10-K)**
10.39	Executive Employment Agreement, effective as of July 22, 2002, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 2002)**
10.40	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2003, by and among USI, USSC and Richard W. Gochnauer (Exhibit 10.40 to the 2002 Form 10-K)**
10.41	Amendment No. 2 to Executive Employment Agreement, dated as of December 31, 2003, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.33 to the 2003 Form 10-K)**
10.42	Form of Executive Employment Agreement effective as of July 1, 2002, entered into by USI and USSC with each of Mark J. Hampton, Joseph R. Templet and Jeffrey G. Howard (Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2002)**
10.43	Form of Executive Employment Agreement, effective as of July 1, 2002 entered into by USI and USSC and Kathleen S. Dvorak (Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 2002)**
10.44	Executive Employment Agreement, dated March 14, 2005, among United, USSC and Stephen A. Schultz (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)**
10.45	Form of Executive Employment Agreement entered into by USI and USSC with each of S. David Bent and P. Cody Phipps (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**
10.46	Amendment No. 1 to Executive Employment Agreement, dated as of March 14, 2005, among USI, USSC and P. Cody Phipps (Exhibit 10.49 to the Company's 2004 Form 10-K, filed March 16, 2005)**
10.47	Form of Indemnification Agreement entered into between USI directors and various executive officers of USI (Exhibit 10.36 to the Company's 2001 Form 10-K)**
10.48	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of Richard W. Gochnauer, Mark J. Hampton, Joseph R. Templet, and other directors and executive officers of USI (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
10.49	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of S. David Bent, Eric A. Blanchard and P. Cody Phipps (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**
10.50	Executive Employment Agreement, effective as of October 19, 2004, among United, USSC and Patrick T. Collins (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 21, 2004)**
10.51*	Executive Employment Agreement, effective as of December 16, 2005, among United, USSC and Eric A. Blanchard**
10.52	Transition and Release Agreement, dated September 1, 2006, among USI, USSC and Kathleen S. Dvorak (Exhibit 10 to the Company's Current Report on Form 8-K, filed on September 8, 2006)**
10.53	United Stationers Supply Co. Severance Pay Plan, as in effect as of August 1, 2004 (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004)**
10.54*	Appendix A to the United Stationers Supply Co. Severance Pay Plan, revised as of October 11, 2006**
10.55	Summary of Board of Directors Compensation (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2006, filed November 7, 2006)**
10.56	Summary of compensation of certain executive officers of United (paragraph 1 of Item 5.02 to the Company's Current Report on Form 8-K, filed February 27, 2007)**
21*	Subsidiaries of USI
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of March 1, 2007, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
31.2*	Certification of Chief Financial Officer, dated as of March 1, 2007, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Kathleen S. Dvorak
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated March 1, 2007, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer and Kathleen S. Dvorak

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

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	President and Chief Executive Officer (Principal Executive Officer) and a Director	March 1, 2007
/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007
/s/ KENNETH M. NICKEL Kenneth M. Nickel	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007
/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	March 1, 2007
/s/ CHARLES K. CROVITZ Charles K. Crovitz	Director	March 1, 2007
/s/ DANIEL J. GOOD Daniel J. Good	Director	March 1, 2007
/s/ ILENE S. GORDON Ilene S. Gordon	Director	March 1, 2007
/s/ ROY W. HALEY Roy W. Haley	Director	March 1, 2007
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	March 1, 2007
/s/ JOHN J. ZILLMER John J. Zillmer	Director	March 1, 2007

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2004	$16,933	$7,014	$(8,380)	$15,567
2005	15,567	6,535	(3,798)	18,304
2006	18,304	5,626	(4,714)	19,216

(1)
—net of any recoveries

(2)
—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.