Form 10-Q
period 2007-03-31
UNITED STATIONERS INC
filed 2007-05-10
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes  ☐   No  ☒

On May 1, 2007, the registrant had outstanding 27,848,520 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of March 31, 2007, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to changes in accounting principles for stock based compensation and pension and postretirement benefits. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Chicago, Illinois
May 9, 2007

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(Unaudited)

	As of March 31, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,223	$14,989
Accounts receivable, less allowance for doubtful accounts of $13,796 in 2007 and $14,481 in 2006	246,941	273,893
Retained interest in receivables sold, less allowance for doubtful accounts of $5,230 in 2007 and $4,736 in 2006	122,965	107,149
Inventories	630,797	674,157
Other current assets	30,264	36,671
Total current assets	1,045,190	1,106,859

Property, plant and equipment, at cost	394,320	389,812
Less - accumulated depreciation and amortization	220,027	208,334
Net property, plant and equipment	174,293	181,478

Intangible assets, net	26,118	26,756
Goodwill, net	225,816	225,816
Other	17,585	12,485
Total assets	$1,489,002	$1,553,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385,275	$382,625
Accrued liabilities	171,649	172,195
Deferred credits	3,700	483
Total current liabilities	560,624	555,303

Deferred income taxes	13,838	17,044
Long-term debt	113,200	117,300
Other long-term liabilities	68,501	62,807
Total liabilities	756,163	752,454

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2007 and 2006	3,722	3,722
Additional paid-in capital	367,249	360,047
Treasury stock, at cost - 8,825,198 shares in 2007 and 7,172,932 shares in 2006	(401,781)	(297,815)
Retained earnings	779,377	750,322
Accumulated other comprehensive loss	(15,728)	(15,336)
Total stockholders’ equity	732,839	800,940
Total liabilities and stockholders’ equity	$1,489,002	$1,553,394

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Net sales	$1,193,316	$1,148,230
Cost of goods sold	1,013,255	972,953

Gross profit	180,061	175,277

Operating expenses:
Warehousing, marketing and administrative expenses	127,757	140,870
Restructuring and other charges (reversal)	1,378	(3,522)
Total operating expenses	129,135	137,348

Operating income	50,926	37,929

Interest expense, net	2,030	1,403

Other expense, net	3,411	2,840

Income from continuing operations before income taxes	45,485	33,686

Income tax expense	18,246	12,820

Income from continuing operations	27,239	20,866

Loss from discontinued operations, net of tax	—	(2,826)

Net income	$27,239	$18,040

Net income per share—basic:
Net income per common share—continuing operations	$0.92	$0.66
Loss per share—discontinued operations	—	(0.09)
Net income per share—basic	$0.92	$0.57
Average number of common shares outstanding—basic	29,579	31,641

Net income per share—diluted:
Net income per common share—continuing operations	$0.90	$0.65
Loss per share—discontinued operations	—	(0.09)
Net income per share—diluted	$0.90	$0.56
Average number of common shares outstanding—diluted	30,207	32,316

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Cash Flows From Operating Activities:
Net income	$27,239	$18,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,209	8,711
Share-based compensation	2,059	2,096
Write-off of capitalized software development costs	—	6,501
Impairment charge associated with discontinued operations	—	3,601
Write down of assets held for sale	582	—
Loss (gain) on the disposition of plant, property and equipment	12	(152)
Amortization of capitalized financing costs	260	196
Excess tax benefits related to share-based compensation	(3,257)	(1,048)
Deferred income taxes	(3,206)	(1,727)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease in accounts receivable, net	26,818	34,499
Increase in retained interest in receivables sold, net	(15,816)	(46,290)
Decrease in inventory	43,212	37,434
(Increase) decrease in other assets	(1,305)	4,712
Increase in accounts payable	22,941	6,548
Decrease in checks in-transit	(20,362)	(4,167)
Decrease in accrued liabilities	(16,280)	(10,013)
Increase (decrease) in deferred credits	3,217	(19,575)
Increase (decrease) in other liabilities	8,785	(2,725)
Net cash provided by operating activities	86,108	36,641

Cash Flows From Investing Activities:
Capital expenditures	(3,449)	(7,669)
Proceeds from the disposition of property, plant and equipment	6	296
Net cash used in investing activities	(3,443)	(7,373)

Cash Flows From Financing Activities:
Net repayments under Revolving Credit Facility	(4,100)	(13,700)
Net proceeds from the exercise of stock options	18,877	4,585
Acquisition of treasury stock, at cost	(101,366)	(24,554)
Excess tax benefits related to share-based compensation	3,257	1,048
Debt issuance costs	(101)	—
Net cash used in financing activities	(83,433)	(32,621)

Effect of exchange rate changes on cash and cash equivalents	2	(4)
Net change in cash and cash equivalents	(766)	(3,357)
Cash and cash equivalents, beginning of period	14,989	17,415
Cash and cash equivalents, end of period	$14,223	$14,058

Other Cash Flow Information:
Income taxes paid, net	$3,937	$(2,595)
Interest paid	2,042	976
Loss on the sale of accounts receivable	4,639	2,761

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2006, which was derived from the December 31, 2006 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further information.

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

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with net sales for the trailing 12 months of $4.6 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 46,000 items from over 550 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and sanitation products, and foodservice consumables. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 63 distribution centers to approximately 20,000 resellers, who in turn sell directly to end-consumers.

Canadian Division — Discontinued Operations

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the “Canadian Division”) and therefore began reporting it as discontinued operations at that time. All prior-periods have been reclassified to conform to this presentation.

On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division to SYNNEX Canada Limited (the “Buyer”), a subsidiary of SYNNEX Corporation, for approximately $14.3 million. The purchase price was subject to certain post-closing adjustments, including an adjustment for the value of any inventory and accounts receivable included in the sale that was not subsequently sold or collected within 180 days from the date of sale. During 2006, the Company received cash payments from the Buyer of $13.3 million. An additional $1.3 million was received during the first quarter of 2007 to finalize this transaction. As part of the sale, the Buyer agreed to assume certain liabilities of the Canadian Division and offered employment to some of the employees. Under the terms of the sale, the Company is responsible for severance costs associated with employees not retained by the Buyer. As of December 31, 2006, this amount totaled $0.6 million and has been included in the loss from the sale of the Canadian Division for 2006. In addition, the Company had three leased facilities associated with the Canadian Division that have been vacated and are subject to required lease obligations over the next four years. As of December 31, 2006, obligations for two of the three facilities have been settled or are being sublet. Total accrued exit costs associated with the Canadian facilities is $0.3 million at March 31, 2007.

The loss associated with the discontinued operations of the Canadian Division for the three-month period ended March 31, 2006 was as follows (in thousands):

For the Three
Months Ended
March 31, 2006

Pre-tax loss from ongoing operations	$(891)
Pre-tax loss from the sale of the Canadian Division	(3,601)
Total pre-tax loss from discontinued operations	(4,492)
Total income tax benefit	1,666
Total after-tax loss from discontinued operations	(2,826)

Common Stock Repurchase

As of March 31, 2007, the company had $50.4 million remaining of a $100 million Board authorization to repurchase USI common stock. During the three-month period ended March 31, 2007, the Company repurchased 1,837,954 shares of common stock at a cost of $101.4 million. During the same three-month period in 2006, the Company repurchased 496,250 shares of common stock at a cost of $24.6 million. A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2007 Authorization		$100.0
2006 Authorization (completed)		100.0
2005 Authorization (completed)		75.0
2004 Authorization (completed)		100.0
2002 Authorization (completed)		50.0

Repurchases:
2007 repurchases	$(101.4)		1,837,954
2006 repurchases	(124.7)		2,626,275
2005 repurchases	(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(374.6)	8,190,532
Remaining repurchase authorized at March 31, 2007		$50.4

The share repurchases were executed under five separate authorizations from the Company’s Board of Directors. The Company completed the share repurchases authorized by the 2007 Authorization during the second quarter of 2007.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first quarter of 2007 and 2006, the Company reissued 452,988 and 126,700 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

In the first quarter of 2007, approximately 10% to 15% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 85% to 90% of the Company’s annual supplier allowances and incentives in the first quarter of 2007 were variable, based on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles.

Fixed supplier allowances traditionally represented 40% to 45% of the Company’s total annual supplier allowances, compared to the 10% to 15% referenced above. This ratio declined as the Company negotiated its supplier contracts which replaced the fixed component with a variable allowance. The Company transitioned to a calendar year program in its 2006 Supplier Allowance Program for product content syndication. This altered the Company’s timing on recognizing related income and costs, and resulted in a significant one-time positive impact on earnings during 2006. During the three-month period ended March 31, 2006, the Company recorded incremental income of $1.6 million related to this new program.

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

During the first quarter of 2006, the Company changed certain marketing programs, which favorably impacted gross margin by $1.2 million.

Revenue Recognition

Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product return trends and the gross margin associated with those returns. Management also records customer rebates that are based on estimated annual sales volume to the Company’s customers. Annual rebates earned by customers include growth components, volume hurdle components, and advertising allowances.

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

Leases

The Company leases real estate and personal property under operating leases. Certain operating leases include incentives from landlords, including landlord “build-out” allowances, rent escalation clauses and rent holidays or periods in which rent is not payable for a certain amount of time. The Company accounts for landlord “build-out” allowances as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements.

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of March 31, 2007, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 81% of total inventory at March 31, 2007 and 82% of total inventory at December 31, 2006, has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $54.5 million and $52.2 million higher than reported as of March 31, 2007 and December 31, 2006, respectively. The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

Under the Company’s cash management system, an unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. The Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of March 31, 2007 and December 31, 2006, outstanding checks totaling $77.7 million and $98.1 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets. All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. As of March 31, 2007, the Company has one facility and associated assets with a total net book value of $5.6 million classified as “held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets. During the first quarter of 2007, the Company recognized an impairment loss of $0.6 million on certain Information Technology (IT) hardware “held for sale.”

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Consolidated Balance Sheet of March 31, 2007 and December 31, 2006. The total costs are as follows (in thousands):

	As of March 31, 2007	As of December 31, 2006
Capitalized software development costs	$52,952	$58,210
Write-off of capitalized software development costs	—	(6,501)
Accumulated amortization	(30,483)	(28,620)
Net capitalized software development costs	$22,469	$23,089

During the first quarter of 2006, the Company wrote-off $6.5 million of capitalized software development costs related to an internal systems initiative. As of March 31, 2007 and December 31, 2006, net capitalized software development costs included $10.4 million and $11.0 million, respectively, related to the Company’s Reseller Technology Solution (“RTS”) investment.

Income Taxes

Income taxes are accounted for using the liability method, under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries as these earnings have historically been permanently invested. The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. For additional information regarding FIN No. 48, see Note 12.

In September 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and/or results of operations.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation. Under SFAS No. 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company adopted the required provisions of SFAS No. 158 as of December 31, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial instruments at fair value at specific election dates. SFAS No. 159 requires companies to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement on its financial position and /or results of operations.

3.                 Share-Based Compensation

As of March 31, 2007, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s shareholders and provide competitive compensation to key associates. Awards include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options.

Nonemployee Directors’ Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. The Company’s adoption of SFAS No. 123(R) did not result in any cumulative effect of an accounting change. Under this modified-prospective transition method, compensation cost recognized in the three-month period ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company recorded a pre-tax charge of $2.1 million ($1.2 million after-tax), or $0.04 per diluted share, for share-based compensation during the first quarter of 2007. During the three months ended March 31, 2006, the Company recorded a pre-tax charge of $2.1 million ($1.3 million after-tax), or $0.04 per diluted share for share-based compensation. The total intrinsic value of options exercised for the three months ended March 31, 2007 totaled $9.6 million. During the same comparable three-month period in 2006, total intrinsic value of options exercised was $2.8 million. As of March 31, 2007, there was $12.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Company’s Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The $3.3 million excess tax benefit classified as a financing cash inflow on the Consolidated Statement of Cash Flows would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Stock options generally vest over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Fair values for stock options granted during the three-month period ended March 31, 2006 were estimated using the following weighted-average assumptions:

For the Three Months
Ended March 31,
2006
Fair value of options granted	$16.14
Exercise price	49.59
Expected stock price volatility	41.2%
Risk-free interest rate	4.3%
Expected life of options (years)	3.0
Expected dividend yield	0.0%

No stock options were granted during the first quarter ended March 31, 2007.

The following table summarizes the transactions under the Company’s equity compensation plans for the three months ended March 31, 2007:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - January 1, 2007	3,631,049	$39.19
Granted	—	—
Exercised	(498,321)	35.53
Canceled	(70,970)	45.35
Options outstanding - March 31, 2007	3,061,758	$39.64	7.3	$121,377

Number of options exercisable	1,535,052	$36.04	3.2	$55,320

4.                 Goodwill and Intangible Assets

As of March 31, 2007 and December 31, 2006, the Company’s Consolidated Balance Sheet reflects $225.8 million and $225.8 million, respectively, of goodwill and $26.1 million and $26.8 million in net intangible assets for the same respective periods. Net intangible assets as of March 31, 2007 consist primarily of customer relationship and non-compete intangible assets. Amortization of intangible assets totaled $0.6 million for both the first quarters of 2007 and 2006. Accumulated amortization of intangible assets as of March 31, 2007 and December 31, 2006 totaled $4.6 million and $4.0 million, respectively. The weighted average useful life of the intangible assets is expected to be approximately 13 years.

Sale of Canadian Division

As part of the sale of the Company’s Canadian Division (see “Canadian Division — Discontinued Operations” above), $15.1 million of goodwill was written-off and included in the $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2006.

5.                 Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the “Workforce Reduction Program”). The Workforce Reduction Program included workforce reductions of 110 associates and as of December 31, 2006, the measures were substantially complete. The Company recorded a pre-tax charge of $6.0 million in the fourth quarter of 2006 for severance pay and benefits, prorated bonuses, and outplacement costs that will be paid primarily during 2007. Cash outlays associated with the Workforce Reduction Program in the first quarter of 2007 and fourth quarter of 2006, totaled $2.8 million and $0.4 million, respectively. As of March 31, 2007 and December 31, 2006, the Company had accrued liabilities for the Workforce Reduction Program of $4.2 million and $5.6 million, respectively. The Company recorded an additional charge of $1.4 million in the first quarter of 2007 related to this action.

2002 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the “2002 Restructuring Plan”) that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan, further downsizing of The Order People (“TOP”) operations (including severance and anticipated exit costs related to a portion of the Company’s Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next six years. The Company continues to actively pursue opportunities to sublet unused facilities.

During the first quarter of 2006, the Company began using previously unused space in its Memphis distribution center for operations related to the Company’s global sourcing initiative and to expand Lagasse’s distribution capability for janitorial, sanitation, office and foodservice consumables products. During the first and fourth quarters of 2006, respectively, the Company reversed $3.5 million and $0.6 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 Restructuring Plan.

2001 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the third quarter of 2001 (the “2001 Restructuring Plan”) that included an organizational restructuring, a consolidation of certain distribution facilities and USSC’s call center operations, an information technology platform consolidation, divestiture of the call center operations of TOP and certain other assets, and a significant reduction of TOP’s cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next five years. The Company continues to actively pursue opportunities to sublet unused facilities.

The Company had accrued restructuring costs on its balance sheet of approximately $2.4 million as of both March 31, 2007 and December 31, 2006, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the first quarter of 2007 and 2006 totaled approximately $0.1 million and $0.6 million, respectively.

6.                 Other Comprehensive Income

Other comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended
	March 31,
(dollars in thousands)	2007	2006

Net income	$27,239	$18,040
Unrealized currency translation adjustment	(395)	(111)
Total comprehensive income	$26,844	$17,929

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

	For the Three Months Ended
	March 31,
	2007	2006

Numerator:
Net income	$27,239	$18,040

Denominator:
Denominator for basic earnings per share—weighted average shares	29,579	31,641

Effect of dilutive securities:
Employee stock options	628	675

Denominator for diluted earnings per share—
Adjusted weighted average shares and the effect of dilutive securities	30,207	32,316

Net income per share:
Net income per share—basic	$0.92	$0.57
Net income per share—diluted	$0.90	$0.56

8.                 Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The Amended Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of March 31, 2007	As of December 31, 2006
Revolver	$106,400	$110,500
Industrial development bond, maturing in 2011	6,800	6,800
Total	$113,200	$117,300

As of March 31, 2007 and December 31, 2006, 100% of the Company’s outstanding debt was priced at variable interest rates, based primarily on the applicable bank prime rate or one-month London InterBank Offered Rate (“LIBOR”).

Credit Agreement and Other Debt

On November 10, 2006, the Registrant and its wholly owned subsidiary, United Stationers Supply Co. (“USSC”), entered into Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement (the “Amendment”) with certain financial institutions listed therein and J.P. Morgan Chase Bank, National Association (successor by merger to Bank One, NA (Illinois)), as Agent. The Amendment modified an existing Amended and Restated Five-Year Revolving Credit Agreement (the “2005 Agreement”) originally entered into on October 12, 2005. The 2005 Agreement, as amended, is referred to as the “Revolving Credit Facility.” As of March 31, 2007 and December 31, 2006, the Company had $106.4 million and $110.5 million, respectively, outstanding under the Revolving Credit Facility (maturing in October 2010).

In October 2006, USSC exercised its right under the 2005 Agreement to seek additional commitments to increase the aggregate committed principal amount under the Revolving Credit Facility. The Amendment increased the aggregate committed principal amount from $275 million to $325 million, a $50 million increase. The Amendment also increased the permitted amount of additional commitments USSC may seek under the Revolving Credit Facility to a total amount of up to $425 million, a $50 million increase from the $375 million limit under the 2005 Agreement. In addition, the Amendment increased the permitted size of USSC’s third-party receivables securitization program to $350 million, a $75 million increase from the $275 million limit under the 2005 Agreement. All other provisions of the 2005 Agreement, as disclosed in previous filings with the Securities and Exchange Commission, remain unchanged.

The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility. As of both March 31, 2007 and December 31, 2006, the Company had outstanding letters of credit of $17.3 million.

In addition, as of both March 31, 2007 and December 31, 2006, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

At March 31, 2007 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.8 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

9.                 Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Facility which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Agreement. During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables, and the maximum funding available under the Program is now $250 million. Under the Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of J.P. Morgan Chase Bank, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes the Program to fund its cash requirements more cost effectively than under the Revolving Credit Facility. Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 23, 2007. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company’s Revolving Credit Facility is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of March 31, 2007 , the Company sold $250 million of interests in trade accounts receivable, compared with $225 as of December 31, 2006. Accordingly, trade accounts receivable of $250 million as of March 31, 2007 and $225 as of December 31, 2006 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.” For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to the Program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the first three months of 2007 ranged between 5.93% and 5.94%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Program, totaled $4.6 million for the three months ended March 31, 2007, compared with $2.8 million for the same period of 2006. Proceeds from the collections under the Program for the first quarter of 2007 and 2006 each totaled $0.9 billion. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $373.0 million and $332.1 million of trade receivables in the trust as of March 31, 2007 and December 31, 2006 was $123.0 million and $107.1 million, respectively. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during first quarter of 2007 were not material.

10.          Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three months ended March 31, 2007 and 2006 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2007	2006
Service cost - benefit earned during the period	$1,546	$1,492
Interest cost on projected benefit obligation	1,754	1,600
Expected return on plan assets	(1,795)	(1,437)
Amortization of prior service cost	51	56
Amortization of actuarial loss	299	435
Net periodic pension cost	$1,855	$2,146

	Postretirement Health Care
	For the Three Months Ended March 31,
	2007	2006
Service cost - benefit earned during the period	$66	$156
Interest cost on projected benefit obligation	53	101
Amortization of actuarial gain	(79)	(23)
Net periodic postretirement health care benefit cost	$40	$234

The Company did not make cash contributions to its pension plans during the first quarters of 2007 and 2006. The Company expects to contribute $14.1 million to its pension plans in 2007.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $1.1 million for the Company match of employee contributions to the Plan during the first quarter ended March 31, 2007. During the same period last year, the Company recorded $0.9 million for the same match.

11.          Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	As of March 31, 2007	As of December 31, 2006
Other Long-Term Assets, net:
Assets held for sale	$5,626	$6,858
Investment in deferred compensation	3,833	3,539
Long Term Accounts receivable	6,329	—
Other	1,797	2,088
Total other long-term assets, net	$17,585	$12,485

Other Long-Term Liabilities:
Accrued pension obligation	$36,475	$36,475
Deferred rent	14,381	13,838
Postretirement benefits	3,478	3,456
Deferred directors compensation	3,833	3,539
Restructuring reserves	2,922	3,319
Long Term income tax liability	5,778	—
Other	1,634	2,180
Total other long-term liabilities	$68,501	$62,807

12.          Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a net decrease of $1.8 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

At January 1, 2007, the Company had $5.8 million in gross unrecognized tax benefits, of which a net $0.8 million would, if recognized, decrease the Company’s effective tax rate, with the remainder, if recognized, impacting “Goodwill” and “Other Assets”.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had a gross amount of $1.3 million accrued for the potential payment of interest and penalties of which a net $0.7 million would, if recognized, decrease the Company’s effective tax rate.

As of January 1, 2007, the Company’s U.S. Federal income tax returns for 2004 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the tax years 2001 through 2006 remain subject to examinations by state and local income tax authorities.

The Company believes that its unrecognized tax benefits will not materially change by March 31, 2008.

13.          Subsequent Event

The Company announced on May 9, 2007, that its Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s Common Stock, contingent upon implementation of financing arrangements. Purchases may be made from time to time in the open market or in privately negotiated transactions.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Overview and Recent Results

The Company is North America’s largest broad line wholesale distributor of business products, with 2006 net sales of $4.5 billion. The Company sells its products through a national distribution network of 63 distribution centers to approximately 20,000 resellers, who in turn sell directly to end consumers.

As reported in the Company’s press release dated May 3, 2007, net sales growth for the second quarter continues to trend in the low single digits, compared with the same period last year.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                  During the first quarter of 2007, the macroeconomic environment that supports business-related spending was relatively stable as measured by employment levels, job creation and office space utilization. However, current economic data is mixed and may signal a moderate slowdown. It is too soon to tell whether the slowdown is temporary and the extent to which it may impact demand for business products.

•                  Total Company sales for the first quarter of 2007 grew 3.9% to $1.2 billion. Janitorial/sanitation supplies and cut sheet paper experienced the strongest sales growth rates.

•                  Gross margin as a percent of sales for the first quarter of 2007 was 15.1%, compared to 15.3% in the first quarter of 2006. Gross margin in 2006 benefited from $2.8 million, or $0.05 per share, of one-time gains related to the Company’s product content syndication program and certain marketing program changes. Excluding these one-time items, gross margin for 2006 was 15.0%.

•                  In the first quarter of 2006, the Company began reporting its Canadian division as a discontinued operation.

•                  As part of the Company’s previously announced Workforce Reduction Program, the Company recorded a charge of $1.4 million in the first quarter of 2007.

•                  Total operating expenses as a percent of sales for the first quarter of 2007 were 10.8% compared to 12.0% for the same quarter of the prior year. Management continues to focus on improving productivity, reducing distribution costs and leveraging the Company’s existing infrastructure. The Company is reviewing and optimizing its distribution network and inventory stocking strategies to promote overall supply chain efficiencies.

•                  During 2006, the Company invested in improvements to its pricing management capabilities and in July of 2006 introduced a new end-consumer pricing program for the Company’s customers. This effort has proven successful as pricing margin (invoice price less standard cost, including customer rebates) has stabilized.

•                  The Sweet Paper acquisition in May 2005 was important to the Company’s strategy for building a national distribution platform for foodservice consumables. While the integration is complete, the Company has lost some sales volume from Sweet Paper customers and is facing a very competitive environment in certain markets. A greater sales focus has been placed in these markets combined with incremental sales resources and category resources.

•                  Cash flows for the first quarter of 2007 increased versus the prior year, reflecting higher earnings, and lower capital spending, as well as a reduction in working capital.

•                  From January 1, 2007 to May 3, 2007, the Company acquired approximately 2.7 million shares of common stock under its publicly announced share repurchase programs. As of May 3, 2007, the Company had exhausted its existing share repurchase authorization from the Board of Directors.

•                  In November 2005, the Company announced a joint marketing agreement with SAP America to create the SAP Hosted Solution for Business Products Resellers (the “Solution”). The Solution is aimed at providing independent dealers with an enhanced back office system to effectively run their business and a front-end e-commerce platform that will improve the shopping experience for their customers. This summer, SAP is targeted to release enhanced functionality and capabilities to the Solution. Once the Solution adequately meets the needs of the dealers, the Solution will be rolled out to the dealer community. This timing has put the Company significantly behind its original plan.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.

Stock Repurchase Program

During the first quarter of 2007, the Company repurchased 1,837,794 shares at an aggregate cost of $101.4 million. For the three months ended March 31, 2006, total share repurchases totaled 496,250 at an aggregate cost of $24.6 million. At March 31, 2007, the Company had $50.4 million available under share repurchase authorizations from its Board of Directors. The March 6, 2007 Board share repurchase authorization for $100 million was exhausted as of May 3, 2007.

On May 9, 2007, the Company announced that its Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s Common Stock. The Board of Directors also authorized and directed the Company’s management to implement financing arrangements that will fully accommodate the newly authorized purchases. Under this program, purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, these purchases may be commenced or suspended at any time without notice. The Company currently has 27.9 million shares outstanding.

Critical Accounting Policies, Judgments and Estimates

During the first quarter of 2007, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended
	March 31,
	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	84.9	84.7
Gross margin	15.1	15.3

Operating expenses:
Warehousing, marketing and administrative expenses	10.7	12.3
Restructuring and other charges (reversal)	0.1	(0.3)
Total operating expenses	10.8	12.0

Income from continuing operations	4.3	3.3

Interest expense, net	0.2	0.2
Other expense, net	0.3	0.2

Income from continuing operations before income taxes	3.8	2.9
Income tax expense	1.5	1.1

Income from continuing operations	2.3	1.8

Discontinued operations, net of tax	0.0	0.2

Net income	2.3%	1.6%

Results of Operations—Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Net Sales. Net sales for the first quarter of 2007 were $1.2 billion, up 3.9% compared with sales of $1.1 billion for the same three-month period of 2006. The following table summarizes net sales by product category for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006
Technology products	$458	$454
Traditional office products	358	336
Janitorial, sanitation and foodservice consumables	221	208
Office furniture	135	133
Freight revenue	19	17
Other	2	—
Total net sales	$1,193	$1,148

Sales in the technology products category in the first quarter of 2007 grew approximately 1% versus the first quarter of 2006. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 38% of net sales for the first quarter of 2007. Sales in this category benefited from initiatives in our printer imaging business and other competitive pricing initiatives.

Sales of traditional office supplies in the first quarter of 2007 grew approximately 6.5% versus the first quarter of 2006. Traditional office supplies represented approximately 30% of the Company’s consolidated net sales for the first quarter of 2007. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in individual categories such as school supplies.

Sales growth in the janitorial, sanitation and foodservice product category remained strong, rising 6.3% in the first quarter of 2007 compared to the first quarter of 2006. This category accounted for approximately 19% of the Company’s first quarter of 2007 consolidated net sales. Growth in this category was primarily due to additional sales resulting from continued growth with large distributors the Company serves through its Lagasse subsidiary.

Office furniture sales in the first quarter of 2007 rose nearly 1.5% compared to the same three-month period of 2006. Office furniture accounted for 11% of the Company’s first quarter of 2007 consolidated net sales.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first quarter of 2007 was $180.1 million, compared to $175.3 million in the first quarter of 2006. The increase in gross profit is due primarily to higher net sales.

The gross margin rate (gross profit as a percentage of net sales) for first quarter of 2007 was 15.1%, compared to 15.3% in the first quarter of 2006. The first quarter of 2006 was favorably impacted by 0.3 percentage points from a change in the product content syndication program, which is mentioned above. The gross margin rate for the first quarter of 2007 was negatively impacted by 0.3 percentage points due to a lower level of buy-side inflation. Buy-side inflation represents the benefit the Company derives from selling through inventory purchased in advance of manufacturers’ price increases. This decline was offset by a 0.4 percentage point increase in supplier allowances resulting from: (1) higher purchase volume; (2) renegotiation of supplier agreements; and (3) a true-up of 2006 estimated allowances based on current information.

Operating Expenses. Operating expenses for the first quarter of 2007 totaled $129.1 million, or 10.8% of net sales, compared with $137.3 million, or 12.0% of net sales in the first quarter of 2006. Operating expenses for the first quarter of 2007 declined from the same period in 2006. The primary driver of this is a $6.4 million decrease in payroll and employee-related costs related to $2.0 million of severance costs resulting from the closure of the Pennsauken facility in the first quarter of 2006, the reduction in force announced in the fourth quarter of 2006, lower workers compensation costs and lower travel and entertainment expense. Professional services declined by $1.3 million for the three months ended March 31, 2007 from the same period last year. Finally, operating expenses also declined due to a $6.7 million write-off in the first quarter of 2006 of capitalized software development costs. These favorable variances were offset by a $3.5 million reversal of a restructuring accrual in the first quarter of 2006; a $2.6 million increase in depreciation and amortization primarily due to higher capital spending in 2006 and the write-off of certain assets; and a $1.4 million restructuring charge in the first quarter of 2007 related to the Workforce Reduction Program mentioned above.

Interest Expense, net. Interest expense for the first quarter of 2007 was $2.0 million, compared with $1.4 million for the same period in 2006. The increase in interest expense for the first quarter of 2007 was attributable to higher borrowings combined with higher interest rates.

Other Expense, net. Other expense for the first quarter of 2007 was $3.4 million, compared with $2.8 million in the first quarter of 2006 due to an increase in the average amount of accounts receivable sold. Other expense for both the first quarter of 2007 and 2006 primarily represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.

Income Taxes. Income tax expense was $18.2 million for the first quarter of 2007, compared with $12.8 million for the same period in 2006. The Company’s effective tax rate for the first quarter of 2007 and 2006 was 40.1% and 38.1%, respectively. This increase reflects a $1.0 million charge related to an increase in income tax contingencies.

Income From Continuing Operations. Income from continuing operations for the first quarter of 2007 was $27.2 million, compared with $20.9 million for the first quarter of 2006.

Loss From Discontinued Operations. During the first quarter of 2006, the Company announced its intention to sell its Canadian Division and therefore began reporting it as a discontinued operation for all periods presented. On June 9, 2006, the Company sold its Canadian Division. The after-tax loss from discontinued operations was $2.8 million for the first quarter of 2006.

Net Income. Net income for the first quarter of 2007 totaled $27.2 million, or $0.90 per diluted share, compared with net income of $18.0 million, or $0.56 per diluted share for the same three-month period in 2006.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below) consisted of the following amounts (in thousands):

	As of	As of
	March 31, 2007	December 31, 2006
Revolving Credit Facility	$106,400	$110,500
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	113,200	117,300
Accounts receivable sold (1)	250,000	225,000
Total outstanding debt under GAAP and receivables sold (adjusted debt)	363,200	342,300
Stockholders’ equity	732,839	800,940
Total capitalization	$1,096,039	$1,143,240

Adjusted debt-to-total capitalization ratio	33.1%	29.9%

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

In accordance with GAAP, total debt outstanding at March 31, 2007 decreased by $4.1 million to $113.2 million from the balance at December 31, 2006. This resulted from a reduction in borrowings under the Company’s Revolving Credit Facility. Adjusted debt is defined as outstanding debt under GAAP combined with accounts receivable sold under the Receivables Securitization Program. Adjusted debt as of March 31, 2007 increased by $20.9 million from the balance at December 31, 2006 as a result of a $25.0 million increase in the amount sold under the Company’s Receivables Securitization Program partially offset by a $4.1 million reduction in the Revolving Credit Facility.

At March 31, 2007, the Company’s adjusted debt-to-total capitalization ratio (adjusted from the debt under GAAP amount to add the receivables then sold under the Company’s Receivables Securitization Program as debt) was 33.1%, compared to 29.9% at December 31, 2006.

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

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of March 31, 2007, is summarized below (in millions):

Availability

Maximum financing available under:
Revolving Credit Facility	$325.0
Receivables Securitization Program	250.0
Industrial Development Bond	6.8
Maximum financing available		$581.8

Amounts utilized:
Revolving Credit Facility	106.4
Receivables Securitization Program	250.0
Outstanding letters of credit	17.3
Industrial Development Bond	6.8
Total financing utilized		380.5
Available financing, before restrictions		201.3
Restrictive covenant limitation		—
Available financing as of March 31, 2007		$201.3

Restrictive covenants, most notably the leverage ratio covenant, under the Revolving Credit Facility (as defined below) may separately limit total available financing at points in time, as further discussed below. As of March 31, 2007, the leverage ratio covenant in the Company’s Revolving Credit Facility did not restrict the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the first quarter of 2007, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Credit Agreement and Other Debt

On November 10, 2006, the Registrant and its wholly owned subsidiary, United Stationers Supply Co. (“USSC”), entered into Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement (the “Amendment”) with certain financial institutions listed therein and J.P. Morgan Chase Bank, National Association (successor by merger to Bank One, NA (Illinois)), as Agent. The Amendment modified an existing Amended and Restated Five-Year Revolving Credit Agreement (the “2005 Agreement”) originally entered into on October 12, 2005. The 2005 Agreement, as amended, is referred to as the “Revolving Credit Facility.” The facility matures in October 2010. As of March 31, 2007, the Company had $106.4 million outstanding under the Revolving Credit Facility with $201.3 million financing available (after consideration of outstanding standby letters of credit noted below).

USSC exercised its right under the 2005 Agreement to seek additional commitments to increase the aggregate committed principal amount under the Revolving Credit Facility. The Amendment increased the aggregate committed principal amount from $275 million to $325 million, a $50 million increase. The Amendment also increased the permitted amount of additional commitments USSC may seek under the Revolving Credit Facility to a total amount of up to $425 million, a $50 million increase from the $375 million limit under the 2005 Agreement. In addition, the Amendment increased the permitted size of USSC’s third-party receivables securitization program to $350 million, a $75 million increase from the $275 million limit under the 2005 Agreement. All other provisions of the 2005 Agreement, as disclosed in previous filings with the Securities and Exchange Commission, remain unchanged.

The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million. It also provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $25 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the Revolving Credit Facility. As of both March 31, 2007 and December 31, 2006, the Company had outstanding letters of credit of $17.3 million.

As of March 31, 2007, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Facility which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Agreement. During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million. Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. As of March 31, 2007, the Company sold $250.0 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the three months ended March 31, 2007 and 2006 are summarized below (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities	$86,108	$36,641
Net cash used in investing activities	(3,443)	(7,373)
Net cash used in financing activities	(83,433)	(32,621)

Cash Flow From Operations

Net cash provided by operating activities for the three months ended March 31, 2007 totaled $86.1 million, compared with $36.6 million in the same three-month period of 2006. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company’s operating cash flows increased to $61.1 million for the three months ended March 31, 2007, compared to $46.6 million for the same three months ended in 2006. The increase in operating cash flows in 2007 versus 2006 was primarily attributed to the following: (1) net income increasing by $9.2 million; (2) cash flows increasing by $22.8 million from the combined impact of the changes in net accounts receivable and net retained interest in accounts receivable; and (3) cash flows increasing by $22.8 million from the change in deferred credits due to the timing of the collection of fixed supplier funding.

Internally, the Company views accounts receivable sold through its Receivables Securitization Program (the “Program”) to be a financing mechanism based on the following considerations and reasons:

•                  The Program is the Company’s first source of financing, primarily because it carries a lower cost than other traditional borrowings;

•                  The Program’s characteristics are similar to those of traditional debt, including being securitized, having an interest component and being viewed as traditional debt by the Program’s financial providers in determining capacity to support and service debt;

•                  The terms of the Program are structured similar to those in many revolving credit facilities, including provisions addressing maximum commitments, costs of borrowing, financial covenants and events of default;

•                  As with debt, the Company elects, in accordance with the terms of the Program, how much is funded through the Program at any given time;

•                  Provisions of the Company’s Revolving Credit Facility aggregate true debt (including borrowings under the Credit Facility) together with the balance of accounts receivable sold under the Program into the concept of “Consolidated Funded Indebtedness.” This effectively treats the Program as debt for purposes of Credit Facility requirements and covenants; and

•                  For purposes of managing working capital requirements, the Company evaluates working capital before any sale of accounts receivables sold through the Program to assess accounts receivable requirements and performance, on measures such as days outstanding and working capital efficiency.

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the three months ended March 31, 2007 and 2006 are provided below as an additional liquidity measure (in millions):

	For the Three Months Ended March 31,
	2007	2006

Cash Flows From Operating Activities:
Net cash provided by operating activities	$86,108	$36,641
Excluding the change in accounts receivable	(25,000)	10,000
Net cash provided by operating activities excluding the effects of receivables sold	$61,108	$46,641

Cash Flows Used In Financing Activities:
Net cash used in provided by financing activities	$(83,433)	$(32,621)
Including the change in accounts receivable sold	25,000	(10,000)
Net cash used in financing activities including the effects of receivables sold	$(58,433)	$(42,621)

Cash Flow From Investing Activities

Net cash used in investing activities for the first three months of 2007 was $3.4 million, compared to net cash used in investing activities of $7.4 million for the three months ended March 31, 2006. Net cash used in investing activities for the three months ended March 31, 2007 included $1.1 million in capitalized software development costs compared to $2.8 million for the same period in 2006. Other net capital expenditures declined from $4.6 million to $2.3 million for the same three-month periods from 2006 to 2007. For 2007, the Company expects gross capital expenditures to be approximately $25 million to $30 million.

Cash Flow From Financing Activities

Net cash used by financing activities for the three months ended March 31, 2007 totaled $83.4 million, compared with a use of cash of $32.6 million in the prior year period. Cash used in financing activities for the three months ended March 31, 2007 included $101.4 million in repurchases of the Company’s common stock and $4.1 million in reduction of borrowings under the Revolving Credit Facility, offset by $18.9 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $3.3 million in excess tax benefits related to share-based compensation. Cash used in financing activities for the three months ended March 31, 2006 included $24.6 million in repurchases of the Company’s common stock and a $13.7 million reduction of borrowings under the Revolving Credit Facility, offset by $4.6 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $1.0 million in excess tax benefits related to share-based compensation.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first quarter of 2007 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or its internal control over financial reporting will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the existence of resource constraints. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the fact that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by managerial override. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and no design is likely to succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks, including that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of March 31, 2007, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

As previously disclosed, the staff of the SEC is conducting an informal inquiry regarding the Company in connection with its Azerty United Canada division and related financial reporting matters. The Company has cooperated with the SEC, which has recently informed the Company that it has satisfied the SEC’s requests for information. United is unable to predict its ultimate scope or outcome.

ITEM 1A.           RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the first quarter of 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2007 - 1/31/2007	339,800	$47.03	339,800	$35,711,741
2/1/2007 - 2/28/2007	208,121	51.53	208,121	24,986,813
3/1/2007 - 3/31/2007	1,290,033	57.87	1,290,033	50,328,006
Total	1,837,954	$55.15	1,837,954

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

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A. and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

10.1

Omnibus Amendment, dated as of March 23, 2007, by and among USS Receivables Company, Ltd., United Stationers Financial Services LLC, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), Fifth Third Bank, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as trustee (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 28, 2007)

10.2	Summary of compensation of certain executive officers of United (paragraph 1 of Item 5.02 to the Company’s Current Report on Form 8-K, filed February 27, 2007)

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of May 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of May 9, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ KATHLEEN S. DVORAK
Date: May 9, 2007	Kathleen S. Dvorak
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)