Form 10-Q
period 2007-06-30
UNITED STATIONERS INC
filed 2007-08-09
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐ No ☒

On August 3, 2007, the registrant had outstanding 27,442,149 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of June 30, 2007, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to changes in accounting principles for stock based compensation and pension and postretirement benefits. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Chicago, Illinois
August 7, 2007

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	As of June 30, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,780	$14,989
Accounts receivable, less allowance for doubtful accounts of $13,781 in 2007 and $14,481 in 2006	246,218	273,893
Retained interest in receivables sold, less allowance for doubtful accounts of $5,098 in 2007 and $4,736 in 2006	130,272	107,149
Inventories	606,993	674,157
Other current assets	36,741	36,671
Total current assets	1,031,004	1,106,859

Property, plant and equipment, at cost	398,204	389,812
Less - accumulated depreciation and amortization	228,776	208,334
Net property, plant and equipment	169,428	181,478

Intangible assets, net	25,479	26,756
Goodwill, net	225,816	225,816
Other	16,916	12,485
Total assets	$1,468,643	$1,553,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367,067	$382,625
Accrued liabilities	155,626	172,195
Deferred credits	2,370	483
Total current liabilities	525,063	555,303

Deferred income taxes	12,429	17,044
Long-term debt	143,500	117,300
Other long-term liabilities	54,241	62,807
Total liabilities	735,233	752,454

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2007 and 2006	3,722	3,722
Additional paid-in capital	371,662	360,047
Treasury stock, at cost - 9,178,785 shares in 2007 and 7,172,932 shares in 2006	(430,089)	(297,815)
Retained earnings	803,484	750,322
Accumulated other comprehensive loss	(15,369)	(15,336)
Total stockholders’ equity	733,410	800,940
Total liabilities and stockholders’ equity	$1,468,643	$1,553,394

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$1,141,205	$1,111,093	$2,334,521	$2,259,323
Cost of goods sold	971,527	921,425	1,984,782	1,894,378

Gross profit	169,678	189,668	349,739	364,945

Operating expenses:
Warehousing, marketing and administrative expenses	122,598	118,170	250,355	259,040
Restructuring charge (reversal)	—	—	1,378	(3,522)

Total operating expenses	122,598	118,170	251,733	255,518

Operating income	47,080	71,498	98,006	109,427

Interest expense, net	3,137	1,279	5,167	2,682

Other expense, net	3,648	3,148	7,059	5,988

Income from continuing operations before income taxes	40,295	67,071	85,780	100,757

Income tax expense	16,186	25,589	34,432	38,409

Income from continuing operations	24,109	41,482	51,348	62,348

Loss from discontinued operations, net of tax	—	(121)	—	(2,947)

Net income	$24,109	$41,361	$51,348	$59,401

Net income per share - basic:
Net income per share - continuing operations	$0.86	$1.32	$1.78	$1.98
Net income per share - discontinued operations	—	(0.00)	—	(0.10)
Net income per share - basic	$0.86	$1.32	$1.78	$1.88
Average number of common shares outstanding - basic	28,027	31,413	28,799	31,526

Net income per share - diluted:
Net income per share - continuing operations	$0.84	$1.29	$1.74	$1.94
Net income per share - discontinued operations	—	(0.00)	—	(0.10)
Net income per share - diluted	$0.84	$1.29	$1.74	$1.84
Average number of common shares outstanding - diluted	28,798	32,120	29,515	32,210

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$51,348	$59,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,803	17,844
Share-based compensation	3,989	4,094
Write-off of capitalized software development costs	—	6,501
Loss on sale of Canadian Division	—	5,904
Write down of assets held for sale	546	—
Loss (gain) on the disposition of property, plant and equipment	121	(6,408)
Amortization of capitalized financing costs	460	400
Excess tax benefits related to share-based compensation	(5,367)	(2,274)
Deferred income taxes	(4,615)	(7,484)
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Decrease (increase) in accounts receivable, net	27,662	(7,611)
Increase in retained interest in receivables sold, net	(23,124)	(19,937)
Decrease in inventory	67,151	11,695
(Increase) decrease in other assets	(8,760)	3,003
Increase in accounts payable	29,232	14,963
Decrease in checks in-transit	(44,796)	(10,138)
Decrease in accrued liabilities	(18,209)	(13,061)
Increase (decrease) in deferred credits	1,887	(34,593)
(Decrease) increase in other liabilities	(5,476)	201
Net cash provided by operating activities	93,852	22,500

Cash Flows From Investing Activities:
Capital expenditures	(6,833)	(24,964)
Sale of Canadian Division	1,295	4,103
Proceeds from the disposition of property, plant and equipment	6	14,675
Net cash used in investing activities	(5,532)	(6,186)

Cash Flows From Financing Activities:
Net borrowings under Revolving Credit Facility	26,200	39,100
Net proceeds from the exercise of stock options	27,719	10,033
Acquisition of treasury stock, at cost	(151,693)	(71,127)
Excess tax benefits related to share-based compensation	5,367	2,274
Debt issuance costs	(125)	—
Net cash used in financing activities	(92,532)	(19,720)

Effect of exchange rate changes on cash and cash equivalents	3	(4)
Net change in cash and cash equivalents	(4,209)	(3,410)
Cash and cash equivalents, beginning of period	14,989	17,415
Cash and cash equivalents, end of period	$10,780	$14,005
Other Cash Flow Information:
Income taxes paid, net	$38,006	$23,323
Interest paid	4,532	1,719
Loss on the sale of accounts receivable	8,214	6,100

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

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with net sales for the trailing 12 months of $4.6 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 46,000 items from over 550 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies products, and foodservice consumables. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 63 distribution centers to approximately 20,000 resellers, who in turn sell directly to end-consumers.

Canadian Division – Discontinued Operations

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the “Canadian Division”) and therefore began reporting it as discontinued operations at that time. All prior-periods have been reclassified to conform to this presentation.

On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division to SYNNEX Canada Limited (the “Buyer”), a subsidiary of SYNNEX Corporation, for approximately $14.3 million. The purchase price was subject to certain post-closing adjustments, including an adjustment for the value of any inventory and accounts receivable included in the sale that was not subsequently sold or collected within 180 days from the date of sale. During 2006, the Company received cash payments from the Buyer of $13.3 million. An additional $1.3 million was received during the first quarter of 2007 to finalize this transaction. In addition, the Company had three leased facilities associated with the Canadian Division that have been vacated and are subject to required lease obligations over the next four years. As of December 31, 2006, obligations for two of the three facilities have been settled or are being sublet. Total accrued exit costs associated with the Canadian facilities is $0.2 million at June 30, 2007.

The loss associated with the discontinued operations of the Canadian Division for the three and six-month periods ended June 30, 2006 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006

Pre-tax loss from ongoing operations	$(152)	$(1,043)
Pre-tax loss from the sale of the Canadian Division	(2,303)	(5,904)
Total pre-tax loss from discontinued operations	(2,455)	(6,947)
Total income tax benefit	2,334	4,000
Total after-tax loss from discontinued operations	$(121)	$(2,947)

Common Stock Repurchase

As of June 30, 2007, the Company had $100.1 million remaining of Board authorizations to repurchase USI common stock. Effective July 5, 2007, the Company entered into a Second Amended and Restated Five Year Revolving Credit Agreement, that among other things, eliminates restrictions on the Company’s ability to repurchase stock when its debt to EBITDA ratio is less than or equal to 2.75 to 1.00. Refer to Note 8 “Long-Term Debt” for further descriptions of the provisions of the Second Amended and Restated Five-Year Revolving Credit Agreement.

During the six-month period ended June 30, 2007, the Company repurchased 2,662,885 shares of common stock at a cost of $151.7 million. During the same six-month period in 2006, the Company repurchased 1,492,850 shares of common stock at a cost of $71.1 million. A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2007 Authorizations ($100 million on March 6, 2007 and $100 million on May 9, 2007)		$200.0
2006 Authorization (completed)		100.0
2005 Authorization (completed)		75.0
2004 Authorization (completed)		100.0
2002 Authorization (completed)		50.0

Repurchases:
2007 repurchases	$(151.7)		2,662,885
2006 repurchases	(124.7)		2,626,275
2005 repurchases	(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(424.9)	9,015,463
Remaining repurchase authorized at June 30, 2007		$100.1

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the six months ended June 30, 2007 and 2006, the Company reissued 658,505 and 278,954 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

During the six months ended June 30, 2007, approximately 16% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 84% of the Company’s annual supplier allowances and incentives during the six months ended June 30, 2007 were variable, based on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often varies based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduces inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles.

Fixed supplier allowances traditionally represented 40% to 45% of the Company’s total annual supplier allowances, compared to the 16% referenced above. This ratio declined as the Company elected to replace the fixed component with variable allowances. The Company transitioned to a calendar year program in its 2006 Supplier Allowance Program for product content syndication. This altered the Company’s timing for recognizing related income and costs, and resulted in a significant one-time positive impact on earnings during 2006. During the three and six-month periods ended June 30, 2006, the Company recorded incremental income of $21.0 million and $22.6 million, respectively, related to this new program.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales.

Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company’s customers. The aggregate amount of customer rebates depends on product sales mix and on customer mix changes. Reported results reflect management’s current estimate of such rebates. Changes in estimates of sales volumes, product mix, customer mix or sales patterns, or actual results that vary from such estimates, may impact future results.

During 2006, the Company changed certain marketing programs, which favorably impacted gross margin by $2.8 million and $4.0 million in the second quarter of 2006 and the six months ended June 30, 2006, respectively.

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

Shipping, handling and fuel costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs are included in the Company’s financial statements as a component of cost of goods sold and not netted against shipping and handling revenues. Net sales do not include sales tax charged to customers.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of June 30, 2007, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 80% of total inventory at June 30, 2007 and 82% of total inventory at December 31, 2006, has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $57.1 million and $52.2 million higher than reported as of June 30, 2007 and December 31, 2006, respectively. The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of June 30, 2007 and December 31, 2006, outstanding checks totaling $53.3 million and $98.1 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets. All highly liquid investment instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. As of June 30, 2007, the Company has one facility and associated assets with a total net book value of $5.5 million classified as “held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets. During the first six months of 2007, the Company recognized an impairment loss of $0.6 million on certain Information Technology (IT) hardware “held for sale.”

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006. The total costs are as follows (in thousands):

	As of June 30, 2007	As of December 31, 2006
Capitalized software development costs	$53,455	$58,210
Write-off of capitalized software development costs	—	(6,501)
Accumulated amortization	(32,364)	(28,620)
Net capitalized software development costs	$21,091	$23,089

During the first quarter of 2006, the Company wrote off $6.5 million of capitalized software development costs related to an internal systems initiative. As of June 30, 2007 and December 31, 2006, net capitalized software development costs included $9.7 million and $11.0 million, respectively, related to the Company’s Reseller Technology Solution (“RTS”) investment.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. For additional information regarding FIN No. 48, see Note 12 “Accounting for Uncertainty in Income Taxes”.

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

3.              Share-Based Compensation

As of June 30, 2007, the Company had two active equity compensation plans. A description of these plans is as follows:

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. The Company’s adoption of SFAS

No. 123(R) did not result in any cumulative effect of an accounting change. Under this modified-prospective transition method, compensation cost recognized in the six-month period ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company recorded a pre-tax charge of $1.9 million ($1.2 million after-tax), or $0.04 per diluted share, for share-based compensation during the second quarter of 2007. During the six months ended June 30, 2007, the Company recorded a pre-tax charge of $4.0 million ($2.4 million after-tax), or $0.08 per diluted share for share-based compensation. During the three months ended June 30, 2006, the Company recorded a pre-tax charge of $2.0 million ($1.2 million after-tax), or $0.04 per diluted share for share-based compensation. During the six months ended June 30, 2006, the Company recorded a pre-tax charge of $4.1 million ($2.5 million after-tax), or $0.09 per diluted share-based compensation. Total intrinsic value of options exercised for the three and six months ended June 30, 2007 totaled $6.4 million and $16.0 million, respectively. During the same comparable three and six month periods in 2006, total intrinsic value of options exercised were $3.8 million and $6.6 million, respectively. As of June 30, 2007, there was $10.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Company’s Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The $5.4 million excess tax benefit classified as a financing cash inflow on the Consolidated Statement of Cash Flows would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Stock options generally vest over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Fair values for stock options granted during the three and six-month periods ended June 30, 2007 and 2006 were estimated using the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Fair value of options granted	$16.00	$—	$16.00	$11.66
Exercise price	66.78	—	66.78	49.59
Expected stock price volatility	22.5%	—	22.5%	26.3%
Risk free interest rate	4.7%	—	4.7%	4.3%
Expected life of options (years)	3.5	—	3.5	3.0
Expected dividend yield	0.0%	—	0.0%	0.0%

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the six months ended June 30, 2007:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - January 1, 2007	3,631,049	$39.19
Granted	1,123	66.78
Exercised	(719,047)	35.70
Canceled	(103,944)	45.38
Options outstanding - June 30, 2007	2,809,181	$39.87	7.2	$112,004

Number of options exercisable	1,357,561	$35.54	6.0	$48,253

4. Goodwill and Intangible Assets

As of June 30, 2007 and December 31, 2006, the Company’s Consolidated Balance Sheet reflects $225.8 million and $225.8 million, respectively, of goodwill and $25.5 million and $26.8 million in net intangible assets for the same respective periods. Net intangible assets as of June 30, 2007 consist primarily of customer relationship and non-compete intangible assets. Amortization of intangible assets totaled $0.6 million and $1.3 million for three and six-month periods ended June 30, 2007, respectively. During the same three and six-month periods ended June 30, 2006, amortization of intangible assets totaled $0.7 million and $1.3 million, respectively. Accumulated amortization of intangible assets as of June 30, 2007 and December 31, 2006 totaled $5.3 million and $4.0 million, respectively.  The weighted average useful life of the intangible assets is expected to be approximately 13 years.

Sale of Canadian Division

As part of the sale of the Company’s Canadian Division (see “Canadian Division – Discontinued Operations” above), $15.1 million of goodwill was written-off and included in the $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2006.

5. Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the “Workforce Reduction Program”).  The Workforce Reduction Program included workforce reductions of 110 associates and as of December 31, 2006, the measures were substantially complete.  The Company recorded a pre-tax charge of $6.0 million in the fourth quarter of 2006 for severance pay and benefits, prorated bonuses, and outplacement costs that will be paid primarily during 2007.  Cash outlays associated with the Workforce Reduction Program during the three and six-month periods ended June 30, 2007 totaled $1.7 million and $4.6 million, respectively. During the fourth quarter of 2006, cash outlays associated with Workforce Reduction Program totaled $0.4 million.  As of June 30, 2007 and December 31, 2006, the Company had accrued liabilities for the Workforce Reduction Program of $2.6 million and $5.6 million, respectively.  The Company recorded an additional charge of $0.2 million and $1.6 million for the three and six-month periods ended June 30, 2007 related to this action.

2002 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the “2002 Restructuring Plan”) that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan, further downsizing of The Order People (“TOP”) operations (including severance and anticipated exit costs related to a portion of the Company’s Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next three years. The Company continues to actively pursue opportunities to sublet unused facilities.

During the first quarter of 2006, the Company began using previously unused space in its Memphis distribution center for operations related to the Company’s global sourcing initiative and to expand Lagasse’s distribution capability for janitorial and breakroom supplies including foodservice consumables products.  During the first and fourth quarters of 2006, respectively, the Company reversed $3.5 million and $0.6 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 Restructuring Plan.

2001 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the third quarter of 2001 (the “2001 Restructuring Plan”) that included an organizational restructuring, a consolidation of certain distribution facilities and USSC’s call center operations, an information technology platform consolidation, divestiture of the call center operations of TOP and certain other assets, and a significant reduction of TOP’s cost structure. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next three years. The Company continues to actively pursue opportunities to sublet unused facilities.

The Company had accrued restructuring costs on its balance sheet of approximately $1.8 million as of June 30, 2007 and $2.4 million as of December 31, 2006, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for both the three and six-month periods ended June 30, 2007 totaled approximately $0.2 million. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three and six-month period ended June 30, 2006 totaled $0.1 million and $0.7 million, respectively. During the second quarter of 2007, the Company reversed $0.4 million in restructuring and other charges as a result of events impacting estimates for future lease obligations.

6.  Comprehensive Income

Other comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006

Net income	$24,109	$41,361	$51,348	$59,401
Unrealized currency translation adjustment	360	(11,817)	(34)	(11,928)
Total comprehensive income	$24,469	$29,544	$51,314	$47,473

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Net income	$24,109	$41,361	$51,348	$59,401

Denominator:
Denominator for basic earnings per share - weighted average shares	28,027	31,413	28,799	31,526

Effect of dilutive securities:
Employee stock options	771	707	716	684

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	28,798	32,120	29,515	32,210

Net income per share:
Net income per share - basic	$0.86	$1.32	$1.78	$1.88
Net income per share - diluted	$0.84	$1.29	$1.74	$1.84

8.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007 Credit Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of June 30, 2007	As of December 31, 2006
Revolver	$136,700	$110,500
Industrial development bond, maturing in 2011	6,800	6,800
Total	$143,500	$117,300

As of June 30, 2007 and December 31, 2006, 100% of the Company’s outstanding debt was priced at variable interest rates, based primarily on the applicable bank prime rate or one-month London InterBank Offered Rate (“LIBOR”).

Credit Agreement and Other Debt

On November 10, 2006, the Company and its wholly owned subsidiary, United Stationers Supply Co. (“USSC”), entered into Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement (the “Amendment”) with certain financial institutions listed therein and J.P. Morgan Chase Bank, National Association (successor by merger to Bank One, NA (Illinois)), as Agent.   The Amendment modified an existing Amended and Restated Five-Year Revolving Credit Agreement originally entered into on October 12, 2005 (the “2005 Credit Agreement”).  The 2005 Credit Agreement, as amended by the Amendment, is referred to as the “2006 Credit Agreement.”  As of June 30, 2007 and December 31, 2006, the Company had $136.7 million and $110.5 million, respectively, outstanding under the 2006 Credit Agreement (maturing in October 2010).

In addition, as of both June 30, 2007 and December 31, 2006, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

At June 30, 2007 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $2.0 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement (the “2007 Credit Agreement”) with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent. The 2007 Credit Agreement amends and restates the 2006 Credit Agreement.

The 2007 Credit Agreement provides for an aggregate committed principal amount of $425 million, an increase of $100 million, and extends the final maturity to July 5, 2012 compared to October 12, 2010 before the amendment and restatement.  It also reduces the interest rate margin applicable to loans outstanding under the facility and the fee applicable to unutilized commitments and permits greater financial flexibility.

The 2007 Credit Agreement permits the Company to seek additional commitments to increase the aggregate committed principal amount to $625 million, an increase of $200 million, and to incur up to $200 million of senior indebtedness in addition to borrowings under the agreement.  It also increases the maximum permitted debt to EBITDA ratio, as defined, to 3.25 to 1.00, compared to 3.00 to 1.00 previously.  Additionally, the 2007 Credit Agreement eliminates restrictions on the Company’s ability to repurchase stock or pay dividends when its debt to EBITDA ratio is less than or equal to 2.75 to 1.00.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement.  As of both June 30, 2007 and December 31, 2006, the Company had outstanding letters of credit under the facility of $17.3 million.

9.              Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Facility (the “2006 Credit Agreement”) which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Credit Agreement.  During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables, and the maximum funding available under the Program is now $250 million.  Under the Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of J.P. Morgan Chase Bank, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of June 30, 2007, the Company sold $250 million of interests in trade accounts receivable, compared with $225 million as of December 31, 2006. Accordingly, trade accounts receivable of $250 million as of June 30, 2007 and $225 million as of December 31, 2006 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.” For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to the Program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the first six months of  2007 ranged between 5.77% and 6.01%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program. The Company has accrued losses on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Program, totaling $3.6 million and $6.9 million for the three and six-month periods ended June 30, 2007, respectively.  These losses on the sale of accounts receivable were $3.1 million and $6.0 million for the three and six-month periods ended June 30, 2006, respectively . Proceeds from the collections under the Program for the first six months ended June 30, 2007 and 2006 each totaled $1.8 billion. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $380.3 million and $332.1 million of trade receivables in the trust as of June 30, 2007 and December 31, 2006 was $130.3 million and $107.1 million, respectively. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during the second quarter of  2007 were not material.

10.       Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended

December 31, 2006. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and six months ended June 30, 2007 and 2006 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Service cost - benefit earned during the period	$1,546	$1,492	$3,092	$2,984
Interest cost on projected benefit obligation	1,754	1,600	3,508	3,200
Expected return on plan assets	(1,795)	(1,437)	(3,590)	(2,874)
Amortization of prior service cost	51	56	102	112
Amortization of actuarial loss	299	435	598	870
Net periodic pension cost	$1,855	$2,146	$3,710	$4,292

	Postretirement Healthcare
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Service cost - benefit earned during the period	$66	$156	$132	$312
Interest cost on projected benefit obligation	53	101	106	202
Amortization of actuarial gain	(79)	(23)	(158)	(46)
Net periodic postretirement healthcare benefit cost	$40	$234	$80	$468

During the second quarter of 2007, the Company made cash contributions to its pension plans of $14.1 million. During the second quarter of 2006, the Company made cash contributions to its pension plans of $7.1 million.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $1.1 million and $2.3 million for the Company match of employee contributions to the Plan during the three and six-month periods ended June 30, 2007. During the same periods last year, the Company recorded $1.2 million and $2.1 million for the same match.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	As of June 30, 2007	As of December 31, 2006
Other Long-Term Assets, net:
Assets held for sale	$5,511	$6,858
Investment in deferred compensation	4,069	3,539
Long-Term notes receivable	5,355	—
Other	1,981	2,088
Total other long-term assets, net	$16,916	$12,485

Other Long-Term Liabilities:
Accrued pension obligation	$22,366	$36,475
Deferred rent	14,688	13,838
Postretirement benefits	3,517	3,456
Deferred directors compensation	4,087	3,539
Restructuring reserves	2,092	3,319
Long-Term income tax liability	6,195	—
Other	1,296	2,180
Total other long-term liabilities	$54,241	$62,807

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

At January 1, 2007, the Company had $5.8 million in gross unrecognized tax benefits.  At June 30, 2007, the gross unrecognized tax benefits increased to $7.9 million as a result of tax positions taken during the six months ended June 30, 2007.  At June 30, 2007 and January 1, 2007, $3.1 million and $0.8 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate, with the remainder, if recognized, impacting “Goodwill” and “Other Assets”.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2007 and January 1, 2007, the Company had a gross amount of $1.6 million and $1.3 million, respectively, accrued for the potential payment of interest and penalties of which a net $0.9 million and $0.7 million would, if recognized, decrease the Company’s effective tax rate.

The net changes in the gross unrecognized tax benefits, accrued interest and penalties were not significant to the Company’s consolidated financial statements.

As of January 1, 2007, the Company’s U.S. Federal income tax returns for 2004 and subsequent years remain subject to examination by tax authorities.  In addition, the Company’s state income tax returns for the tax years 2001 through 2006 remain subject to examinations by state and local income tax authorities.

While it is expected that the amount of unrecognized tax positions will change in the next 12 months, the Company believes that such changes will not have a significant impact on the overall results of operations or financial position.

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

Net sales per workday for the third quarter to-date are up slightly compared with the same period last year. The Company has numerous initiatives to increase sales growth and believes that they should enable the Company to maintain first half sales growth of approximately 3% in the second half of 2007.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                 During the second quarter of 2007, the macroeconomic environment that supports business-related spending was relatively stable as measured by employment levels, job creation and office space utilization.  However, current economic forecasts are mixed and certain industry data points are signaling a moderate slowdown.

•                 Sales for the second quarter of 2007 grew 2.7% to $1.1 billion compared to the same period last year.  Janitorial and breakroom supplies, traditional office products, and office furniture experienced positive sales growth while the technology category experienced a decline.  The second quarter growth rate reflects a continuation of softening sales that the Company began to see in its first quarter.

•                 Gross margin as a percent of sales for the second quarter of 2007 was 14.9%, compared to 17.1% in the second quarter of 2006. Gross margin in 2006 benefited from $23.8 million, or $0.46 per share, of one-time gains related to the Company’s product content syndication program and certain marketing program changes. Excluding these one-time items, gross margin for 2006 was 14.9%.

•                 Total operating expenses as a percent of sales for the second quarter of 2007 were 10.7%, compared to 10.7% for the same quarter of the prior year.  Operating expenses in 2006 were favorably impacted by $6.7 million of gains on the sale of two facilities.  Adjusting for this item, the operating expense ratio in the second quarter of 2006 was 11.2%.  The Company is realizing the benefits of its 2006 Workforce Reduction Program in lower payroll and payroll related costs.  In addition, the Company continues to focus on process improvements, reducing distribution costs and leveraging the Company’s existing infrastructure.

•                 During 2006, the Company invested in improvements to its pricing management capabilities and in July of 2006 introduced a new end-consumer pricing program for the Company’s customers. This effort has proven successful as pricing margin (invoice price less standard cost, including customer rebates) has stabilized.

•                 The Sweet Paper acquisition in May 2005 was important to the Company’s strategy for building a national distribution platform for foodservice consumables.  From an operational perspective, the Company has significantly improved its delivery and service proposition.  As a result, sales momentum is beginning to increase in this business reflecting growing customer confidence.

•                 Operating cash flow for the first half of 2007 was $93.9 million.  Excluding the effects of accounts receivable sold, operating cash flow for the first half of 2007 was $68.9 million versus $22.5 million in the prior year. The increase is a result of a reduction in working capital.

•                 The Board of Directors approved two share repurchase authorizations in 2007 totaling $200 million.  Through August 3, 2007, 3.4 million shares have been repurchased this year.  Through August 3, 2007, the Company has $51 million remaining under the May 2007 $100 million Board authorization and as of this date has 27.4 million shares outstanding.

•                 On July 5, 2007, the Company amended and restated its Five-Year Revolving Credit Agreement to provide an aggregate committed principal amount of $425 million, an increase of $100 million; to extend the final maturity to July 5, 2012 compared to October 12, 2010 before the amendment and restatement; to reduce the interest rate margin applicable to loans outstanding under the facility and the fee applicable to unutilized commitments; and to permit greater financial flexibility.  The amended and restated agreement permits the Company to seek additional commitments to increase the aggregate committed principal amount to $625 million, an increase of $200 million, and to incur up to $200 million of senior indebtedness in addition to borrowings under the agreement.  It increases the maximum permitted debt to EBITDA ratio, as defined, to 3.25 to 1.00, compared to 3.00 to 1.00 previously.  The 2007 Credit Agreement also eliminates restrictions on the Company’s ability to repurchase stock or pay dividends when its debt to EBITDA ratio is less than or equal to 2.75 to 1.00.  Refer to Note 8 “Long-Term Debt” for further descriptions of the provisions of the 2007 Credit Agreement.

•                 In November 2005, the Company announced a joint marketing agreement with SAP America to create the SAP Hosted Solution for Business Products Resellers (the “Solution”). The Solution is aimed at providing independent dealers with an enhanced back office system to effectively run their businesses and a front-end e-commerce platform that will improve the shopping experience for their customers.  SAP is continuing to work on the functionality and capabilities of the Solution.  As new functionality is tested with dealers, an updated roll-out schedule is being prepared.  This timing has put the Company significantly behind its original plan.  As a result, SAP has increased their resources working on the Solution.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.

Stock Repurchase Program

During the second quarter of 2007, the Company repurchased 824,931 shares at an aggregate cost of $50.3 million. For the six months ended June 30, 2007, share repurchases totaled 2,662,885 at an aggregate cost of $151.7 million.  At June 30, 2007, the Company had $100.1 million available under share repurchase authorizations from its Board of Directors.  The March 6, 2007 Board share repurchase authorization for $100 million was completed as of May 3, 2007.

On May 9, 2007 the Company announced that its Board of Directors authorized the purchase of an additional $100 million of the Company’s Common Stock.  Under this program, purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, these purchases may be commenced or suspended at any time without notice.

Effective July 5, 2007, the Company entered into the 2007 Credit Agreement which, among other things, provides increased flexibility on the Company’s ability to repurchase its common stock.

Critical Accounting Policies, Judgments and Estimates

During the second quarter of 2007, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.13	82.93	85.02	83.85
Gross margin	14.87	17.07	14.98	16.15

Operating expenses
Warehousing, marketing and administrative expenses	10.74	10.64	10.72	11.47
Restructuring charge (reversal)	—	—	0.06	(0.16)
Total operating expenses	10.74	10.64	10.78	11.31

Operating income	4.13	6.43	4.20	4.84

Interest expense, net	0.28	0.11	0.22	0.12
Other expense, net	0.32	0.28	0.31	0.26
Income from continuing operations before income taxes	3.53	6.04	3.67	4.46

Income tax expense	1.42	2.31	1.47	1.70

Income from continuing operations	2.11	3.73	2.20	2.76

Loss from discontinued operations, net of tax	—	(0.01)	—	(0.13)
Net income	2.11%	3.72%	2.20%	2.63%

Adjusted Operating Income and Earnings Per Share

The following tables present Adjusted Operating Income and Earnings Per Share for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 (in thousands, except per share data).  The tables show Adjusted Operating Income and Earnings per Share excluding the one-time effects of product content syndication/marketing programs, the gain on the sale of two distribution centers, the write-off of capitalized software, restructuring charges and reversals and the loss on the discontinued operations of the Canadian Division.  Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the three months ended June 30,
	2007		2006
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$1,141,205	100.00%	$1,111,093	100.00%

Gross profit	$169,678	14.87%	189,668	17.07%
Product content syndication/marketing programs	—	—	(23,843)	-2.15%
Adjusted gross profit	$169,678	14.87%	$165,825	14.92%

Operating expenses	$122,598	10.74%	$118,170	10.64%
Gain on sale of distribution centers	—	—	6,665	0.60%
Adjusted operating expenses	$122,598	10.74%	$124,835	11.24%

Operating income	$47,080	4.13%	$71,498	6.43%
Gross profit item noted above	—	—	(23,843)	-2.15%
Operating expense items noted above	—	—	(6,665)	-0.60%
Adjusted operating income	$47,080	4.13%	$40,990	3.69%

Net income per share - diluted	$0.84		$1.29
Per share gross profit item noted above	—		(0.46)
Per share operating expense items noted above	—		(0.13)
Add back loss on discontinued operations	—		(0.00)
Adjusted net income per share - diluted	$0.84		$0.70

Adjusted net income per diluted share growth rate over the prior year period	20%

Weighted average number of common shares - diluted	28,798		32,120

	For the six months ended June 30,
	2007		2006
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$2,334,521	100.00%	$2,259,323	100.00%

Gross profit	$349,739	14.98%	364,945	16.15%
Product content syndication/marketing programs	—	—	(26,643)	-1.18%
Adjusted gross profit	$349,739	14.98%	$338,302	14.97%

Operating expenses	$251,733	10.78%	$255,518	11.31%
Gain on sale of distribution centers	—	—	6,665	0.29%
Write-off of capitalized software	—	—	(6,745)	-0.30%
Restructuring (Charge) Reversal	(1,378)	-0.06%	3,522	0.16%
Adjusted operating expenses	$250,355	10.72%	$258,960	11.46%

Operating income	$98,006	4.20%	$109,427	4.84%
Gross profit item noted above	—	—	(26,643)	-1.18%
Operating expense items noted above	1,378	0.06%	(3,442)	-0.15%
Adjusted operating income	$99,384	4.26%	$79,342	3.51%

Net income per share - diluted	$1.74		$1.84
Per share gross profit item noted above	—		(0.51)
Per share operating expense items noted above	0.03		(0.07)
Add back loss on discontinued operations	—		0.10
Adjusted net income per share - diluted	$1.77		$1.36

Adjusted net income per diluted share growth rate over the prior year period	30%

Weighted average number of common shares - diluted	29,515		32,210

Results of Operations—Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Net Sales. Net sales for the second quarter of 2007 were $1.1 billion, up 2.7% compared to the same three-month period of 2006.  The following table summarizes net sales by product category for the three months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,
	2007	2006
Technology products	$428	$440
Traditional office products	332	312
Janitorial and breakroom supplies	232	212
Office furniture	131	128
Freight and advertising revenue	18	19
Total net sales	$1,141	$1,111

Sales in the technology products category in the second quarter of 2007 declined approximately 2.7% versus the second quarter of 2006.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 38% of net sales for the second quarter of 2007.  Imaging supplies, which represent more than half of technology products revenue, were flat with the prior year.  Furthermore, a general slowdown in the technology market and continued focus on margin management have led to slight declines in this area of the business.

Sales of traditional office supplies in the second quarter of 2007 grew approximately 6.4% versus the second quarter of 2006. Traditional office supplies represented approximately 29% of the Company’s consolidated net sales for the second quarter of 2007. The growth in this category was primarily driven by higher cut-sheet paper sales.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising 9.4% in the second quarter of 2007 compared to the second quarter of 2006.  This category accounted for approximately 20% of the Company’s second quarter of 2007 consolidated net sales. Growth in this category was primarily due to increases in food service, janitorial supplies and paper-based product.

Office furniture sales in the second quarter of 2007 rose nearly 2.3% compared to the same three-month period of 2006. Office furniture accounted for approximately 11% of the Company’s second quarter of 2007 consolidated net sales.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the second quarter of 2007 was $169.7 million, compared to $189.7 million in the second quarter of 2006.  The gross margin rate (gross profit as a percentage of net sales) for the second quarter of 2007 was 14.9%, compared to 17.1% in the second quarter of 2006.  Gross margin in 2006 benefited from $23.8 million of one-time gains related to the Company’s product content syndication program and certain marketing program changes.  Excluding these one-time items, gross margin for 2006 was 14.9%.  The gross margin rate for the second quarter of 2007 was positively impacted by: (1) 18 basis points due to a product mix shift toward products with higher margins and increased margin management efforts particularly in the technology category; (2) 10 basis points due to improved freight-in recoveries; and (3) 5 basis points in net freight-out margin due to increased shipments and improved freight programs.  These improvements totaling 33 basis points were offset by declines in inventory related margin items (35 basis points) due to lower inflation and a reduction in globally sourced merchandise purchased in the quarter.

Operating Expenses. Operating expenses for the second quarter of 2007 totaled $122.6 million, or 10.7% of net sales, compared with $118.2 million, or 10.6% of net sales in the second quarter of 2006.  Operating expenses in 2006 were favorably impacted by $6.7 million of gains on the sale of two facilities.  Adjusting for this item, operating expenses in the second quarter of 2006 were $124.8 million or 11.2% of net sales.  The 50 basis point improvement in the operating expense ratio, after adjusting for this item, was primarily due to a reduction in payroll and payroll-related expenses resulting from the 2006 Workforce Reduction Program, accounting for a 55 basis point improvement.  This was offset by higher depreciation and amortization (11 basis points) due to higher capital spending throughout the second half of 2006.

Operating Income.  Operating income for the second quarter of 2007 totaled $47.1 million, or 4.1% of net sales, compared with $71.5 million, or 6.4% of net sales in the second quarter of 2006.  Operating income in 2006 was favorably impacted by the previously mentioned one-time gains of $23.8 million related to product content syndication and marketing program changes and $6.7 million related to the sale of two distribution facilities.  Adjusting for these items, operating income in the second quarter of 2006 was $41.0 million, or 3.7% of net sales.

Interest Expense, net. Interest expense for the second quarter of 2007 was $3.1 million, compared with $1.3 million for the same period in 2006. The increase in interest expense for the second quarter of 2007 was attributable to higher borrowings due mainly to the share repurchase program previously mentioned.

Other Expense, net. Other expense for the second quarter of 2007 was $3.6 million, compared with $3.1 million in the second quarter of 2006.  Other expense for both the second quarter of 2007 and 2006 primarily represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.  The second quarter of 2007 had a higher average balance in the Receivables Securitization Program compared to the prior year.

Income Taxes. Income tax expense was $16.2 million for the second quarter of 2007, compared with $25.6 million for the same period in 2006. The Company’s effective tax rates for the second quarters of 2007 and 2006 were 40.1% and 38.2%, respectively.  This increase in the effective tax rate reflects a $1.0 million increase in income tax contingencies.

Income From Continuing Operations.  Income from continuing operations for the second quarter of 2007 was $24.1 million, compared with $41.5 million for the second quarter of 2006.  Adjusting for the impact of product content syndication and changes in other marketing programs and the gain on the sale of two facilities in the second quarter of 2006, income from continuing operations was $22.6 million.

Loss From Discontinued Operations. During the first quarter of 2006, the Company announced its intention to sell its Canadian Division and therefore began reporting it as a discontinued operation for all periods presented.  On June 9, 2006, the Company sold its Canadian Division.  The after-tax loss from discontinued operations was $0.1 million for the second quarter of 2006.

Net Income. Net income for the second quarter of 2007 totaled $24.1 million, or $0.84 per diluted share, compared with net income of $ 41.4 million, or $1.29 per diluted share for the same three-month period in 2006.  Adjusting for the impact of product content syndication and changes in other marketing programs, the gain on the sale of two facilities in the second quarter of 2006 and the loss from discontinued operations, net income for the second quarter of 2006 was $22.6 million or $0.70 per diluted share.

Results of Operations—Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Net Sales.  Net sales for the first half of 2007 totaled $2.3 billion, up 3.3% compared to the same six-month period of 2006.  The following table summarizes net sales by product category for the six months ended June 30, 2007 and 2006 (in millions):

	Six Months Ended
	June 30,
	2007	2006
Technology products	$886	$893
Traditional office supplies	690	648
Janitorial and breakroom supplies	453	420
Office furniture	266	261
Freight and advertising revenue	40	37
Total net sales	$2,335	$2,259

Sales in the technology products category declined approximately 1% in the first half of 2007 compared to the prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 38%).

Traditional office supplies represented approximately 30% of the Company’s consolidated net sales in the first half of 2007.  Sales of traditional office supplies grew 6.5% versus the first half of 2006.  The growth in this category was primarily driven by higher cut-sheet paper sales.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising 7.9% compared to the prior year six-month period and this category accounted for nearly 19% of the Company’s six months ended June 30, 2007 consolidated net sales.

Office furniture sales in the first half of 2007 increased nearly 2% compared to the same six-month period in 2006. Office furniture accounted for approximately 11% of the Company’s consolidated net sales during the first half of 2007.

See “Net Sales” under “Results of Operations – Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006” for further discussion of sales trends.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the six months ended June 30, 2007 was $349.7 million, compared to $364.9 million in the prior year period.  The gross margin rate (gross profit as a percentage of net sales) for the first half of 2007 was 15.0%, compared to 16.2% in the same period last year.  Gross margin in 2006 benefited from $26.6 million of one-time gains related to the Company’s product content syndication program and certain marketing program changes.  Excluding these one-time items, gross margin for 2006 was 15.0%.  See “Gross Profit and Gross Margin Rate” under “Results of Operations – Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006” for further discussion on gross profit and gross margin rate trends.

Operating Expenses.  Operating expenses for the six months ended June 30, 2007 were $251.7 million, or 10.8% of sales, compared with $255.5 million, or 11.3% of sales, in the same six-month period last year.  In addition to the items noted in “Operating Expenses” under “Results of Operations – Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006,” operating expenses for the six-month period ending June 30, 2007 included a $1.4 million restructuring charge related to a workforce reduction recorded in the first quarter of 2007.  Operating expenses for the six months ended June 30, 2006 included the following items recognized in the first quarter of 2006: a $6.7 million charge to write-off capitalized software development costs, including $0.2 million in related charges, associated with the internal financial and order management software upgrade; and a $3.5 million favorable reversal of an accrual associated with a previous restructuring charge. Adjusting for these expense items, operating expenses for the six months ended June 30, 2007 and 2006 was $250.4 million and $259.0 million or 10.7% and 11.5% of net sales, respectively.

Operating Income.  Operating income for the first half of 2007 totaled $98.0 million, or 4.2% of net sales, compared with $109.4 million, or 4.8% of net sales in the first half of 2006.  In addition to the items noted in “Operating Income” under “Results of Operations – Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006,” operating income for the first half of 2006 included the items mentioned in “Gross Profit” and in “Operating Expenses” in this section.  Adjusting for these items, operating income in the first halves of 2007 and 2006 was $99.4 million and $79.3 million, or 4.3% and 3.5% of net sales.

Interest Expense, net.  Net interest expense for the first half of 2007 totaled $5.2 million, compared with $2.7 million in the same period last year.  This increase primarily reflects higher borrowings to repurchase common stock.

Other Expense, net.  Net other expense for the six months ended June 30, 2007 totaled $7.1 million compared with $6.0 million for the same six-month period last year.  Net other expense for the six months of 2007 and 2006 represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described in the section titled “Off-Balance Sheet Arrangements).

Income Taxes.  Income tax expense totaled $34.4 million in the first half of 2007, compared with $38.4 million during the first half of 2006. The Company’s effective tax rate for the first half of 2007 was 40.1%, compared with 38.1% in the first half of 2006.  This increase reflects $2.0 million related to an increase in income tax contingencies.

Income From Continuing Operations.  Income from continuing operations for the six months ended June 30, 2007 totaled $51.3 million, compared with $62.3 million for the same six month period in 2006.  Adjusting for the items noted above for the first half of 2007 and 2006, income from continuing operations was $52.1 million and $43.7 million, respectively.

Loss From Discontinued Operations. During the first quarter of 2006, the Company announced its intention to sell its Canadian Division and therefore began reporting it as a discontinued operation for all periods presented.  On June 9, 2006, the Company sold its Canadian Division. The after-tax loss from discontinued operations totaled $2.9 million for the six month period ended June 30, 2006.

Net Income.  Net income for the six months ended June 30, 2007 totaled $51.3 million, or $1.74 per diluted share, compared with net income of $59.4 million, or $1.84 per diluted share, for the same period in 2006.  Adjusting for the impact of the items noted above for the first half of 2007 and 2006 and the loss from discontinued operations, net income was $52.1 million or $1.77 per diluted share and $43.7 million or $1.36 per diluted share, respectively.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below)  consisted of the following amounts (in thousands):

	As of	As of
	June 30, 2007	December 31, 2006
Revolving Credit Facility	$136,700	$110,500
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	143,500	117,300
Accounts receivable sold (1)	250,000	225,000
Total outstanding debt under GAAP and receivables sold (adjusted debt)	393,500	342,300
Stockholders’ equity	733,410	800,940
Total capitalization	$1,126,910	$1,143,240

Adjusted debt-to-total capitalization ratio	34.9%	29.9%

(1)             See discussion below under “Off-Balance Sheet Arrangements - Receivables Securitization Program”

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as “Debt under GAAP”). Under GAAP, accounts receivable sold under the Company’s Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company therefore believes it is helpful to provide readers of its financial statements with a measure (“adjusted debt”) that adds accounts receivable sold to debt.  Adjusted debt is defined as outstanding debt under GAAP combined with the balance of accounts receivable sold under the Receivables Securitization Program.  The ratio of adjusted debt to total capitalization similarly utilizes adjusted debt in place of debt under GAAP.

Adjusted debt and the adjusted-debt-to-total-capitalization ratio are provided as additional liquidity measures.  As noted above, GAAP requires that accounts receivable sold under the Company’s Receivables Securitization Program be reflected as a reduction in accounts receivable and not reported as debt.  Internally, the Company considers accounts receivables sold to be a financing mechanism.  The Company believes it is helpful to provide readers of its financial statements with a measure that adds accounts receivable sold to debt and calculates debt-to-total capitalization on the same basis.  A reconciliation of these non-GAAP measures is provided in the table above.

In accordance with GAAP, total debt outstanding at June 30, 2007 increased by $26.2 million to $143.5 million from the balance at December 31, 2006. This resulted from an increase in borrowings under the Company’s Revolving Credit Facility. Adjusted debt as of June 30, 2007 increased by $51.2 million from the balance at December 31, 2006 as a result of a $25.0 million increase in the amount sold under the Company’s Receivables Securitization Program and an increase of $26.2 million in the Revolving Credit Facility.

At June 30, 2007, the Company’s adjusted debt-to-total capitalization ratio was 34.9%, compared to 29.9% at December 31, 2006.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of June 30, 2007, is summarized below (in millions):

Availability

Maximum financing available under:
Revolving Credit Facility	$325.0
Receivables Securitization Program	250.0
Industrial Development Bond	6.8
Maximum financing available		$581.8

Amounts utilized:
Revolving Credit Facility	136.7
Receivables Securitization Program	250.0
Outstanding letters of credit	17.3
Industrial Development Bond	6.8
Total financing utilized		410.8
Available financing, before restrictions		171.0
Restrictive covenant limitation		—
Available financing as of June 30, 2007 (1)		$171.0

(1) Effective July 5, 2007, the available financing increased by $100.0 million when the Company entered into a Second Amended and Restated Five-Year Revolving Credit Agreement as described further in “Credit Agreement and Other Debt” below.

Restrictive covenants, most notably the leverage ratio covenant, under the Revolving Credit Facility (as defined below) may separately limit total available financing at points in time, as further discussed below. As of June 30, 2007, the leverage ratio covenant in the Company’s Revolving Credit Facility did not restrict the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the three and six-month periods ended June 30, 2007, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Credit Agreement and Other Debt

On November 10, 2006, USI and USSC entered into Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement (the “Amendment”) with certain financial institutions listed therein and J.P. Morgan Chase Bank, National Association (successor by merger to Bank One, NA (Illinois)), as Agent.   The Amendment modified an existing Amended and Restated Five-Year Revolving Credit Agreement (the “2005 Credit Agreement”) originally entered into on October 12, 2005.  The 2005 Credit Agreement, as amended, is referred to as the “2006 Credit Agreement.”  As of June 30, 2007 and December 31, 2006, the Company had $136.7 million and $110.5 million, respectively, outstanding under the 2006 Credit Agreement (maturing in October 2010).

The 2006 Credit Agreement increased the aggregate committed principal amount from $275 million to $325 million, a $50 million increase.  The 2006 Credit Agreement also increased the permitted amount of additional commitments USSC may seek under the 2006 Credit Agreement to a total amount of up to $425 million, a $50 million increase from the $375 million limit under the 2005 Credit Agreement.  In addition, the 2006 Credit Agreement increased the permitted size of USSC’s third-party receivables securitization program to $350 million, a $75 million increase from the $275 million limit under the 2005 Credit Agreement.

In addition, as of both June 30, 2007 and December 31, 2006, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

At June 30, 2007 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $2.0 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement (the “2007 Credit Agreement”) with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent.   The 2007 Credit Agreement modifies the 2006 Credit Agreement.

The 2007 Credit Agreement provides for an aggregate committed principal amount of $425 million, an increase of $100 million and extends the final maturity to July 5, 2012 compared to October 12, 2010 before the amendment and restatement.  It also reduces the interest rate margin applicable to loans outstanding under the facility and the fee applicable to unutilized commitments and permits greater financial flexibility.

The 2007 Credit Agreement permits the Company to seek additional commitments to increase the aggregate committed principal amount to $625 million, an increase of $200 million, and to incur up to $200 million of senior indebtedness in addition to borrowings under the agreement.  It also increases the maximum permitted debt to EBITDA ratio, as defined, to 3.25 to 1.00, compared to 3.00 to 1.00 previously.  Additionally, the 2007 Credit Agreement eliminates restrictions on the Company’s ability to repurchase stock or pay dividends when its debt to EBITDA ratio is less than or equal to 2.75 to 1.00.

Refer to Note 8 “Long-Term Debt” for further descriptions of the provisions of 2007 Credit Agreement.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Facility which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Credit Agreement.  During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million.  Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. As of June 30, 2007, the Company sold $250.0 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the six months ended June 30, 2007 and 2006 are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2007	2006

Net cash provided by operating activities	$93,852	$22,500
Net cash used in investing activities	(5,532)	(6,186)
Net cash used in financing activities	(92,532)	(19,720)

Cash Flow From Operations

Net cash provided by operating activities for the six months ended June 30, 2007 totaled $93.9 million, compared with $22.5 million in the same six-month period of 2006.  After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company’s operating cash flows increased to $68.9 million for the six months ended June 30, 2007, compared to cash flow of $22.5 million for the same six months ended in 2006.  The increase in operating cash flows in 2007 versus 2006 was primarily attributed to cash flow increasing by: (1) $55.5 million due to lower levels of inventory in the first half of 2007 versus 2006; (2) $32.1 million from the combined impact of the changes in net accounts receivable and net retained interest in accounts receivable and (3) $36.5 million from the change in deferred credits due to the timing of the recognition and collection of fixed supplier funding.  These improvements were partially offset by the following: (1) a decrease in net income of $8.1 million; (2) cash flows decreasing by $20.4 million due to a reduction in accounts payable during the first half of 2007 versus an increase in the first half of 2006; (3) an increase in other assets of $10.5 million compared to the same period last year and (4) a decrease in other liabilities of $5.7 million compared to the same period last year.

Internally, the Company views accounts receivable sold through its Receivables Securitization Program (the “Program”) to be a financing mechanism based on the following considerations and reasons:

•                  The Program typically is the Company’s first source of financing, primarily because it carries a lower cost than other traditional borrowings;

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the six months ended June 30, 2007 and 2006 are provided below as an additional liquidity measure (in thousands):

	For the Six Months Ended June 30,
	2007	2006

Cash Flows From Operating Activities:
Net cash provided by operating activities	$93,852	$22,500
Excluding the change in accounts receivable	(25,000)	—
Net cash provided by operating activities excluding the effects of receivables sold	$68,852	$22,500

Cash Flows Used In Financing Activities:
Net cash used in provided by financing activities	$(92,532)	$(19,720)
Including the change in accounts receivable sold	25,000	—
Net cash used in financing activities including the effects of receivables sold	$(67,532)	$(19,720)

Cash Flow From Investing Activities

Net cash used in investing activities for the first six months of 2007 was $5.5 million, compared to net cash used in investing activities of $6.2 million for the six months ended June 30, 2006. Net cash used in investing activities for the six months ended June 30, 2007 included $1.5 million in capitalized software development costs compared to $6.9 million for the same period in 2006.  Other capital expenditures declined from $18.1 million to $5.3 million for the same six-month periods from 2006 to 2007.  Net cash used in investing activities for the six months ended June 30, 2006 also included $14.7 million in cash proceeds from the sale of two distribution facilities.  In addition, during the six months ending June 30, 2007 and 2006, there were $1.3 million and $4.1 million, respectively, in cash proceeds from the sale of the Company’s Canadian division (see “Canadian Division – Discontinued Operations” above).  For 2007, the Company expects gross capital expenditures to be approximately $25 million.

Cash Flow From Financing Activities

Net cash used by financing activities for the six months ended June 30, 2007 totaled $92.5 million, compared with a use of cash of $19.7 million in the prior year period.  Cash used in financing activities for the six months ended June 30, 2007 included $151.7 million in repurchases of the Company’s common stock partially offset by $26.2 million in additional borrowings under the Revolving Credit Facility, $27.7 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $5.4 million in excess tax benefits related to share-based compensation.  Cash used in financing activities for the six months ended June 30, 2006 included $71.1 million in repurchases of the Company’s common stock partially offset by $39.1 million in additional borrowings under Revolving Credit Facility and $10.0 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $2.3 million in excess tax benefits related to share-based compensation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the second quarter of 2007 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of June 30, 2007, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

On August 2, 2007, the Company received a termination letter from the Enforcement Division of the SEC stating that it had closed its previously announced informal inquiry of the Company relating to the Company’s former Canadian Division and related financial reporting matters. In addition, the letter stated that its Enforcement Division would not recommend any enforcement actions.

ITEM 1A.           RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2007 - 4/30/2007	790,531	$60.98	790,531	2,119,510
5/1/2007 - 5/31/2007	34,400	61.60	34,400	100,000,586
6/1/2007 - 6/30/2007	—	—	—	100,000,586
Total	824,931	$61.01	824,931

(1)             All purchases were executed under share repurchase authorizations given by the Company’s Board of Directors and made under the Company’s 10b5-1 plan.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders for 2007 (the “2007 Annual Meeting”) was held on May 9, 2007.  Matters voted on and ratified by the Company’s shareholders were: (1) the re-election of two Class III directors of the Company, each to serve for a three-year term expiring in 2010 and (2) ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accountants.

The following tables set forth votes cast with respect to each of the above noted items:

Proposal 1: Re-election of Directors

	Number of Votes
Director	For	Withheld
Roy W. Haley	28,260,686	330,109
Benson P. Shapiro	28,302,904	287,891

Continuing Directors

Class I Directors continuing in office until May 2008:

Richard W. Gochnauer

Daniel J. Good

John J. Zillmer

Class II Directors continuing in office until May 2009:

Charles K. Crovitz

Ilene S. Gordon

Frederick B. Hegi, Jr.

Proposal 2: Ratification of the Selection of Independent Registered Public Accountants

Number of Votes
For	Against	Abstain
28,355,093	233,754	1,948

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

10.2	Summary of compensation of certain executive officers of United (paragraph 1 of Item 5.02 to the Company’s Current Report on Form 8-K, filed February 27, 2007)

10.3*	Restricted Stock Award Agreement, dated as of June 11, 2007 among United Stationers Inc. and Victoria J. Reich**

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of August 7, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of August 7, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 7, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -             Filed herewith

** -  Management contract and compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: August 7, 2007	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)