Form 10-Q
period 2007-09-30
UNITED STATIONERS INC
filed 2007-11-07
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐ No ☒

On October 30, 2007, the registrant had outstanding 25,011,247 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2007, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 1, 2007

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of September 30, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,923	$14,989
Accounts receivable, less allowance for doubtful accounts of $13,274 in 2007 and $14,481 in 2006	291,901	273,893
Retained interest in accounts receivable sold, less allowance for doubtful accounts of $5,853 in 2007 and $4,736 in 2006	147,580	107,149
Inventories	575,611	674,157
Other current assets	36,706	36,671
Total current assets	1,063,721	1,106,859

Property, plant and equipment, at cost	402,198	389,812
Less - accumulated depreciation and amortization	237,975	208,334
Net property, plant and equipment	164,223	181,478

Intangible assets, net	24,841	26,756
Goodwill, net	225,816	225,816
Other long-term assets	16,195	12,485
Total assets	$1,494,796	$1,553,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479,873	$382,625
Accrued liabilities	188,932	172,195
Deferred credits	1,266	483
Total current liabilities	670,071	555,303

Deferred income taxes	12,218	17,044
Long-term debt	150,700	117,300
Other long-term liabilities	54,994	62,807
Total liabilities	887,983	752,454

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2007 and 2006	3,722	3,722
Additional paid-in capital	371,533	360,047
Treasury stock, at cost - 11,652,116 shares in 2007 and 7,172,932 shares in 2006	(583,773)	(297,815)
Retained earnings	830,952	750,322
Accumulated other comprehensive loss	(15,621)	(15,336)
Total stockholders’ equity	606,813	800,940
Total liabilities and stockholders’ equity	$1,494,796	$1,553,394

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$1,191,956	$1,173,827	$3,526,477	$3,433,150
Cost of goods sold	1,015,670	981,835	3,000,452	2,876,213

Gross profit	176,286	191,992	526,025	556,937

Operating expenses:
Warehousing, marketing and administrative expenses	123,860	122,992	374,215	382,032
Restructuring charge (reversal)	—	—	1,378	(3,522)

Total operating expenses	123,860	122,992	375,593	378,510

Operating income	52,426	69,000	150,432	178,427

Interest expense, net	2,664	2,038	7,831	4,720

Other expense, net	3,695	3,430	10,754	9,418

Income from continuing operations before income taxes	46,067	63,532	131,847	164,289

Income tax expense	18,560	24,317	52,992	62,726

Income from continuing operations	27,507	39,215	78,855	101,563

Income (loss) from discontinued operations, net of tax	—	3	—	(2,944)

Net income	$27,507	$39,218	$78,855	$98,619

Net income per share - basic:
Net income per share - continuing operations	$1.02	$1.28	$2.80	$3.25
Net loss per share - discontinued operations	—	—	—	(0.09)
Net income per share - basic	$1.02	$1.28	$2.80	$3.16
Average number of common shares outstanding - basic	26,894	30,659	28,157	31,234

Net income per share - diluted:
Net income per share - continuing operations	$1.00	$1.26	$2.73	$3.20
Net loss per share - discontinued operations	—	—	—	(0.09)
Net income per share - diluted	$1.00	$1.26	$2.73	$3.11
Average number of common shares outstanding - diluted	27,597	31,062	28,874	31,707

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$78,855	$98,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,251	27,552
Share-based compensation	6,576	5,855
Write-off of capitalized software development costs	—	6,501
Loss on sale of Canadian Division	—	5,912
Write down of assets held for sale	546	—
Loss (gain) on the disposition of plant, property and equipment	136	(5,667)
Amortization of capitalized financing costs	547	609
Excess tax benefits related to share-based compensation	(5,480)	(3,457)
Deferred income taxes	(4,826)	(10,642)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(18,108)	(40,900)
Increase in retained interest in accounts receivable sold, net	(40,431)	(25,832)
Decrease in inventory	98,443	33,793
Increase in other assets	(7,592)	(6,633)
Increase in accounts payable	120,751	7,827
Decrease in checks in-transit	(23,554)	(54,379)
Increase (decrease) in accrued liabilities	9,108	(6,898)
Increase (decrease) in deferred credits	783	(49,381)
(Decrease) increase in other liabilities	(4,722)	88
Net cash provided by (used in) operating activities	243,283	(17,033)

Cash Flows From Investing Activities:
Sale of Canadian Division	1,295	13,160
Capital expenditures	(12,864)	(40,204)
Proceeds from the disposition of property, plant and equipment	9	14,718
Net cash used in investing activities	(11,560)	(12,326)

Cash Flows From Financing Activities:
Net borrowings under revolver	33,400	98,400
Net proceeds from the exercise of stock options	28,640	17,171
Acquisition of treasury stock, at cost	(301,679)	(89,940)
Excess tax benefits related to share-based compensation	5,480	3,457
Debt issuance costs	(631)	—
Net cash (used in) provided by financing activities	(234,790)	29,088

Effect of exchange rate changes on cash and cash equivalents	1	32
Net change in cash and cash equivalents	(3,066)	(239)
Cash and cash equivalents, beginning of period	14,989	17,415
Cash and cash equivalents, end of period	$11,923	$17,176

Other Cash Flow Information:
Income taxes paid, net	$48,470	$62,580
Interest paid	6,792	3,617
Loss on the sale of accounts receivable	11,809	9,445

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

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with net sales for the trailing 12 months of $4.6 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 46,000 stockkeeping units (“SKUs”) from over 550 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies products, and foodservice consumables. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 62 distribution centers to approximately 20,000 resellers, who in turn sell directly to end-consumers.

Canadian Division — Discontinued Operations

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the “Canadian Division”) and therefore began reporting it as discontinued operations at that time. All prior-periods have been reclassified to conform to this presentation.

On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division to SYNNEX Canada Limited (the “Buyer”), a subsidiary of SYNNEX Corporation, for approximately $14.3 million. The purchase price was subject to certain post-closing adjustments, including an adjustment for the value of any inventory and accounts receivable included in the sale that was not subsequently sold or collected within 180 days from the date of sale. During 2006, the Company received cash payments from the Buyer of $13.3 million. An additional $1.3 million was received during the first quarter of 2007 to finalize this transaction. In addition, the Company had three leased facilities associated with the Canadian Division that have been vacated and are subject to required lease obligations over the next four years. As of December 31, 2006, obligations for two of the three facilities have been settled or are being sublet. Total accrued exit costs associated with the Canadian facilities is $0.1 million at September 30, 2007.

Income (losses) associated with the discontinued operations of the Canadian Division for the three and nine-month periods ended September 30, 2006 were as follows (in thousands):

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006

Pre-tax income (loss) from ongoing operations	$542	$(501)
Pre-tax income (loss) from the sale of the Canadian Division	(8)	(5,912)
Total pre-tax income (loss) from discontinued operations	534	(6,413)
Total income tax (expense) benefit	(531)	3,469
Total after-tax income (loss) from discontinued operations	$3	$(2,944)

Common Stock Repurchase

As of September 30, 2007, the Company had $150.1 million remaining of Board authorizations to repurchase USI common stock. Effective July 5, 2007, the Company entered into a Second Amended and Restated Five Year Revolving Credit Agreement, that among other things, eliminates restrictions on the Company’s ability to repurchase stock when its debt to EBITDA ratio is less than or equal to 2.75 to 1.00. Refer to Note 8 “Long-Term Debt” for further descriptions of the provisions of the Second Amended and Restated Five-Year Revolving Credit Agreement.

During the nine-month period ended September 30, 2007, the Company repurchased 5,135,970 shares of common stock at a cost of $301.7 million. During the same nine-month period in 2006, the Company repurchased 1,898,350 shares of common stock at a cost of $89.9 million. A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2007 Authorization ($100 million on March 6 2007; $100 million on May 9, 2007; and $200 million on August 15, 2007)		$400.0
2006 Authorization (completed)		100.0
2005 Authorization (completed)		75.0
2004 Authorization (completed)		100.0
2002 Authorization (completed)		50.0

Repurchases:
2007 repurchases	$(301.7)		5,135,970
2006 repurchases	(124.7)		2,626,275
2005 repurchases	(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964
Total repurchases		(574.9)	11,488,548
Remaining repurchase authorized at September 30, 2007		$150.1

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the nine months ended September 30, 2007 and 2006, the Company reissued 784,784 and 491,518 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

During the nine months ended September 30, 2007, approximately 16% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 84% of the Company’s annual supplier allowances and incentives during the nine months ended September 30, 2007 were variable, based on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often varies based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduces inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles.

Fixed supplier allowances traditionally represented 40% to 45% of the Company’s total annual supplier allowances, compared to the 16% referenced above. This ratio declined as the Company elected to replace the fixed component with variable allowances. The Company transitioned to a calendar year program in its 2006 Supplier Allowance Program for product content syndication. This altered the Company’s timing for recognizing related income and costs, and resulted in a significant one-time positive impact on earnings during 2006. During the three and nine-month periods ended September 30, 2006, the Company recorded incremental income of $15.8 million and $38.4 million, respectively, related to this new program.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of September 30, 2007, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 79% of total inventory at September 30, 2007 and 82% of total inventory at December 31, 2006, has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $58.4 million and $52.2 million higher than reported as of September 30, 2007 and December 31, 2006, respectively. The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of September 30, 2007 and December 31, 2006, outstanding checks totaling $74.5 million and $98.1 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets. All highly liquid investment instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. As of September 30, 2007, the Company has one facility and associated assets with a total net book value of $5.5 million classified as “held for sale” within “Other long-term assets” on the

Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2007, the Company recognized an impairment loss of $0.6 million on certain Information Technology (IT) hardware “held for sale.”

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006. The total costs are as follows (in thousands):

	As of September 30, 2007	As of December 31, 2006
Capitalized software development costs	$54,898	$58,210
Write-off of capitalized software development costs	—	$(6,501)
Accumulated amortization	(34,319)	(28,620)
Net capitalized software development costs	$20,579	$23,089

During the first quarter of 2006, the Company wrote off $6.5 million of capitalized software development costs related to an internal systems initiative. As of September 30, 2007 and December 31, 2006, net capitalized software development costs included $9.5 million and $11.0 million, respectively, related to the Company’s Reseller Technology Solution (“RTS”) investment.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial instruments at fair value at specific election dates. SFAS No. 159 requires companies to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement on its financial position and/or results of operations.

3.              Share-Based Compensation

As of September 30, 2007, the Company had two active equity compensation plans. A description of these plans is as follows:

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

Non-employee Directors’ Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Non-employee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. The Company’s adoption of SFAS No. 123(R) did not result in any cumulative effect of an accounting change. Under this modified-prospective transition method, compensation cost recognized in the nine-month period ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company recorded a pre-tax charge of $2.6 million ($1.6 million after-tax), or $0.06 per diluted share for share-based compensation during the third quarter of 2007. During the nine months ended September 30, 2007, the Company recorded a pre-tax charge of $6.6 million ($4.0 million after-tax), or $0.14 per diluted share for share-based compensation. During the three months ended September 30, 2006, the Company recorded a pre-tax charge of $1.8 million ($1.1 million after-tax), or $0.04 per diluted share for share-based compensation. During the nine months ended September 30, 2006, the Company recorded a pre-tax charge of $5.9 million ($3.6 million after-tax), or $0.11 per diluted share for share-based compensation. Total intrinsic value of options exercised for the three and nine months ended September 30, 2007 totaled $0.6 million and $16.6 million, respectively. During the same comparable three and nine-month periods in 2006, total intrinsic value of options exercised were $3.2 million and $9.9 million, respectively. Total intrinsic value of restricted stock vested for the nine-month periods ended September 30, 2007 and September 30, 2006 totaled $0.3 million and $1.0 million, respectively.  As of September 30, 2007, there was $20.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock as operating cash flows in the Company’s Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for share-based compensation (excess tax benefits) be classified as financing cash flows. The $5.5 million excess tax benefit classified as a financing cash inflow on the Consolidated Statement of Cash Flows would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

Historically, the majority of awards issued under these plans have been stock options with service-type conditions. In September 2007, the Company utilized both stock options and restricted stock in its annual award grant.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company granted 449,175 and 450,298 stock options during the three and nine-month periods ended September 30, 2007.  As of September 30, 2007, there was $13.4 million of total unrecognized compensation cost related to non-vested stock option awards granted. Fair values for stock options granted during the three and nine-month periods ended September 30, 2007 and 2006 were estimated using the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Fair value of options granted	$14.28	$11.25	$14.28	$10.28
Exercise price	59.82	45.98	59.83	46.06
Expected stock price volatility	23.3%	23.0%	23.3%	23.6%
Risk-free interest rate	4.3%	4.8%	4.3%	4.7%
Expected life of options (years)	3.5	3.5	3.5	3.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the nine months ended September 30, 2007:

Stock Options Only	Shares	Weighted Average Exercise Price	Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2006	3,631,049	$39.19
Granted	450,298	59.83
Exercised	(741,162)	35.71
Canceled	(122,295)	45.49
Options outstanding - September 30, 2007	3,217,890	$42.64	7.3	$137,220

Number of options exercisable	2,070,927	$37.70	6.3	$78,067

Restricted Stock

The Company granted 112,179 and 119,679 shares of restricted stock for the three and nine-month periods ended September 30, 2007.  Included in the third quarter grant were 60,196 shares granted to non-executive officer employees and 6,189 shares granted to non-employee Directors.  These awards generally vest in annual increments over three years.  There were also 45,794 shares granted to executive officers that vest with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company’s cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $1.00 per diluted share as defined in the officers’ restricted stock award agreement.  As of September 30, 2007, there was $7.1 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. A summary of the status of the Company’s restricted stock grants and changes during the nine months ended September 30, 2007 is as follows:

		Weighted Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested at December 31, 2006	14,350	$47.48
Vested	—	—
Nonvested at March 31, 2007	14,350	$47.48
Granted	7,500	66.06
Vested	(5,000)	45.98
Nonvested at June 30, 2007	16,850	$56.19
Granted	112,179	59.02
Vested	—	—
Nonvested at September 30, 2007	129,029	$58.65

4. Goodwill and Intangible Assets

As of September 30, 2007 and December 31, 2006, the Company’s Consolidated Balance Sheet reflects $225.8 million of goodwill and $24.8 million and $26.8 million in net intangible assets for the same respective periods. Net intangible assets as of September 30, 2007 consist primarily of customer relationship and non-compete intangible assets. Amortization of intangible assets totaled $0.6 million and $1.9 million for three and nine-month periods ended September 30, 2007, respectively. During the same three and nine-month periods ended September 30, 2006, amortization of intangible assets totaled $0.6 million and $1.9 million, respectively. Accumulated amortization of intangible assets as of September 30, 2007 and December 31, 2006 totaled $5.9 million and $4.0 million, respectively.  The weighted average useful life of the intangible assets is expected to be approximately 13 years.

Sale of Canadian Division

As part of the sale of the Company’s Canadian Division (see “Canadian Division — Discontinued Operations” above), $15.1 million of goodwill was written-off and included in the $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2006.

5. Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the “Workforce Reduction Program”).  The Workforce Reduction Program included workforce reductions of 110 associates and as of December 31, 2006, the measures were substantially complete.  The Company recorded a pre-tax charge of $6.0 million in the fourth quarter of 2006 for severance pay and benefits, prorated bonuses, and outplacement costs to be paid primarily during 2007.  Cash outlays associated with the Workforce Reduction Program during the three and nine-month periods ended September 30, 2007 totaled $1.2 million and $5.8 million, respectively. During the fourth quarter of 2006, cash outlays associated with Workforce Reduction Program totaled $0.4 million.  As of September 30, 2007 and December 31, 2006, the Company had accrued liabilities for the Workforce Reduction Program of $1.4 million and $5.6 million, respectively.  The Company recorded an additional charge of $1.6 million related to this action for the nine-month period ended September 30, 2007.

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

The Company had accrued restructuring costs on its balance sheet of approximately $1.8 million as of September 30, 2007 and $2.4 million as of December 31, 2006, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three-month period ended September 30, 2007 were minimal.  Payments for the nine-month periods ended September 30, 2007 totaled approximately $0.2 million, respectively. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three and nine-month period ended September 30, 2006 totaled $0.2 million and $0.9 million, respectively. During the second quarter of 2007, the Company reversed $0.4 million in restructuring and other charges as a result of events impacting estimates for future lease obligations.

6.  Comprehensive Income

Other comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Net income	$27,507	$39,218	$78,855	$98,619
Unrealized currency translation adjustment	(250)	443	(284)	(11,485)
Total comprehensive income	$27,257	$39,661	$78,571	$87,134

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$27,507	$39,218	$78,855	$98,619

Denominator:
Denominator for basic earnings per share - weighted average shares	26,894	30,659	28,157	31,234

Effect of dilutive securities:
Employee share-based awards	703	403	717	473

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	27,597	31,062	28,874	31,707

Net income per share:
Net income per share - basic	$1.02	$1.28	$2.80	$3.16
Net income per share - diluted	$1.00	$1.26	$2.73	$3.11

8.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007 Credit Agreement (as defined below) and the 2007 Note Purchase Agreement (as defined below) contain restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of September 30, 2007	As of December 31, 2006
2007 Credit Agreement	$143,900	$110,500
Industrial development bond, maturing in 2011	6,800	6,800
Total	$150,700	$117,300

As of September 30, 2007 and December 31, 2006, 100% of the Company’s outstanding debt was priced at variable interest rates, based primarily on the applicable bank prime rate or the one-month or three-month London InterBank Offered Rate (“LIBOR”).

Credit Agreement and Other Debt

On October 15, 2007, the Company and its wholly owned subsidiary, United Stationers Supply Co. (“USSC”), entered into a Master Note Purchase Agreement (the “2007 Note Purchase Agreement”) with several purchasers.  The 2007 Note Purchase

Agreement allows USSC to issue up to $1 billion of senior secured notes.  Pursuant to this agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”).  Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008.  USSC may issue additional series of senior secured notes from time to time under the Note Purchase Agreement but has no specific plans to do so at this time.  USSC used the proceeds from the sale of these notes to repay borrowings under the 2007 Credit Agreement (defined below).  On November 6, 2007, the Company entered into an interest rate hedge agreement covering $135 million to effectively swap the floating rate component of these notes for a fixed rate.

On November 10, 2006, the Company and USSC entered into Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement (the “Amendment”) with certain financial institutions listed therein and J.P. Morgan Chase Bank, National Association, as Agent.   The Amendment modified the Amended and Restated Five-Year Revolving Credit Agreement originally entered into on October 12, 2005 (the “2005 Credit Agreement”).  The 2005 Credit Agreement, as amended by the Amendment, is referred to as the “2006 Credit Agreement.”  On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement (the “2007 Credit Agreement”) which amends and restates the 2006 Credit Agreement.

As of September 30, 2007, the Company had $143.9 million outstanding under the 2007 Credit Agreement and as of December 31, 2006, the Company had $110.5 million outstanding under the 2006 Credit Agreement. In addition, as of both September 30, 2007 and December 31, 2006, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

The 2007 Credit Agreement provides for an aggregate committed principal amount of $425 million, an increase of $100 million from the 2006 Credit Agreement, and extends the final maturity to July 5, 2012.  It also reduces the interest rate margin applicable to loans outstanding under the facility, reduces the fee applicable to unutilized commitments and permits greater financial flexibility.

The 2007 Credit Agreement permits the Company to seek additional commitments to increase the aggregate committed principal amount to $625 million, an increase of $200 million.  It also permits the Company to incur up to $200 million of senior indebtedness in addition to borrowings under the agreement; the sale of the Series 2007-A Notes utilized $135 million of the permitted $200 million.  Both the 2007 Credit Agreement and the 2007 Note Purchase Agreement permit the Company to attain a maximum permitted debt to EBITDA ratio, as defined in those agreements, of 3.25 to 1.00.  The 2007 Credit Agreement and the 2007 Note Purchase Agreement also allow the Company to repurchase stock or pay dividends without restriction so long as the EBITDA ratio is less than or equal to 2.75 to 1.00 and the Company is in compliance with the other terms and conditions of those agreements.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of September 30, 2007 and December 31, 2006, the Company had outstanding letters of credit under the facility of $16.5 million and $17.3 million, respectively.

At September 30, 2007 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $2.0 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

9.              Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Facility (the “2006 Credit Agreement”) which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Credit Agreement.  During the first quarter of 2007, the Company increased its commitments for third party purchases of accounts receivable, and the maximum funding available under the Program is now $250 million.  Under the Program,

USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of J.P. Morgan Chase Bank, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes the Program to fund its cash requirements more cost effectively than under the 2007 Credit Agreement. Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 23, 2007. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity.

As discussed above, the 2007 Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of September 30, 2007, the Company sold $240 million of interests in trade accounts receivable, compared with $225 million as of December 31, 2006. Accordingly, trade accounts receivable of $240 million as of September 30, 2007 and $225 million as of December 31, 2006 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in accounts receivable sold, net.” For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to the Program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the first nine months of 2007 ranged between 5.77% and 6.55%.  In addition to the interest on the certificates, the Company pays certain bank fees related to the program. The Company has accrued losses on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Program, totaling $3.7 million and $10.6 million for the three and nine-month periods ended September 30, 2007, respectively.  These losses on the sale of accounts receivable were $3.4 million and $9.4 million for the three and nine-month periods ended September 30, 2006, respectively. Proceeds from the collections under the Program for the first nine months ended September 30, 2007 and 2006 totaled $2.8 billion and $2.9 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $387.6 million and $332.1 million of trade receivables in the trust as of September 30, 2007 and December 31, 2006 was $147.6 million and $107.1 million, respectively. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in accounts receivable sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during the third quarter of 2007 were not material.

10.       Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and nine months ended September 30, 2007 and 2006 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost - benefit earned during the period	$1,546	$1,492	$4,638	$4,476
Interest cost on projected benefit obligation	1,754	1,600	5,262	4,800
Expected return on plan assets	(1,795)	(1,437)	(5,385)	(4,311)
Amortization of prior service cost	51	56	153	168
Amortization of actuarial loss	299	435	897	1,305
Net periodic pension cost	$1,855	$2,146	$5,565	$6,438

	Postretirement Healthcare
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost - benefit earned during the period	$66	$(125)	$198	$187
Interest cost on projected benefit obligation	53	(57)	159	145
Amortization of actuarial gain	(79)	(214)	(237)	(260)
Net periodic postretirement healthcare benefit cost	$40	$(396)	$120	$72

The Company did not make cash contributions to its pension plans during the third quarter of 2007 and 2006. During the nine-month period ended September 30, 2007, the Company made cash contributions to its pension plans of $14.1 million. During the same period of 2006, the Company made cash contributions to its pension plans of $7.1 million.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $1.2 million and $3.4 million for the Company match of employee contributions to the Plan during the three and nine-month periods ended September 30, 2007. During the same periods last year, the Company recorded $0.9 million and $3.2 million for the same match.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Other Long-Term Assets:

Assets held for sale	$5,511	$6,858
Investment in deferred compensation	4,178	3,539
Long-Term notes receivable	4,291	—
Other long-term assets	2,215	2,088
Total other assets	$16,195	$12,485

Other Long-Term Liabilities:

Accrued pension obligation	$22,366	$36,475
Deferred rent	14,922	13,838
Postretirement benefits	3,539	3,456
Deferred directors compensation	4,196	3,539
Restructuring and exit cost reserves	1,890	3,319
Long-Term income tax liability	6,936	—
Other	1,145	2,180
Total other long-term liabilities	$54,994	$62,807

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

At January 1, 2007, the Company had $5.8 million in gross unrecognized tax benefits.  At September 30, 2007, the gross unrecognized tax benefits increased to $9.1 million as a result of tax positions taken during the nine months ended September 30, 2007.  At September 30, 2007 and January 1, 2007, $4.4 million and $0.8 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate, with the remainder, if recognized, impacting “Goodwill” and “Other Current Assets”.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2007 and January 1, 2007, the Company had a gross amount of $1.7 million and $1.3 million, respectively, accrued for the potential payment of interest and penalties of which a net $1.0 million and $0.7 million would, if recognized, decrease the Company’s effective tax rate.

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

Overview and Recent Results

The Company is North America’s largest broad line wholesale distributor of business products, with 2006 net sales of $4.5 billion. The Company sells its products through a national distribution network of 62 distribution centers to approximately 20,000 resellers, who in turn sell directly for end consumers.

Net sales per workday for the fourth quarter through October are trending flat compared with the same period last year.  The Company has chosen not to pursue some low margin technology business which will impact the top line with minimal impact on earnings.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                 The Company believes that during the third quarter of 2007, the economy experienced continued softening which has led to slowing sales growth in the office products industry.  While employment has improved slightly, weak employment trends remain a concern.  However, the Company has a number of initiatives to deliver profitable sales growth in the fourth quarter.

•                 Sales for the third quarter of 2007 grew 1.5% to $1.2 billion compared to the same period last year.  Sales for the nine-month period ending September 30, 2007 increased 2.7% to $3.5 billion compared to the same period last year.  Strong growth was achieved on a year-to-date basis in janitorial and breakroom supplies and cut sheet paper with modest growth in traditional office products and office furniture.  The technology category has experienced a decline for the same periods due to the decision not to pursue low margin business.  Sales in the third quarter were positively impacted by sales promotions late in the quarter.  The Company typically experiences fluctuations in sales as a result of the variability of marketing and promotional activity.

•                 Gross margin as a percent of sales for the third quarter of 2007 was 14.8%, compared to 16.4% in the third quarter of 2006. Gross margin in 2006 benefited from $21.6 million, or $0.43 per share, of one-time gains related to the Company’s product content syndication program and certain marketing program changes. Excluding these one-time items, gross margin for 2006 was 14.5%.  Year-to-date gross margin for 2007 was 14.9% compared to 16.2% in the prior year.  Year-to-date 2006 gross margin benefited from $49.4 million of these one-time items; the gross margin excluding this benefit was 14.8%.  Gross margin is up only slightly compared to the prior year due to competitive pricing pressures in a softer sales environment, product mix shifts, and lower inflation profits.  This has been offset by continued cost management and supplier allowance enhancements.

•                 Total operating expenses, excluding restructuring charges and reversals, as a percent of sales for the third quarter of 2007 were 10.4%, compared to 10.5% for the same quarter of the prior year.  Year-to-date operating expenses were 10.7% compared to 11.0% in the prior year.  The Company is realizing the benefits of its 2006 Workforce Reduction Program in lower payroll and payroll related costs.  In addition, the Company continues to make progress on process improvements and cost containment efforts as part of its War on Waste initiatives.

•                 During 2006, the Company invested in improvements to its pricing management capabilities and in July of 2006 introduced a new end-consumer pricing program for the Company’s customers. This effort has proven successful as pricing margin (invoice price less standard cost, including customer rebates) has stabilized.  However, the competitive pricing pressures noted above and the passage of the pricing program anniversary in July 2007 has mitigated the positive impact of these efforts on margin in the quarter.

•                 The Sweet Paper acquisition in May 2005 was important to the Company’s strategy for building a national distribution platform for foodservice consumables.  From an operational perspective, the Company has significantly improved its delivery and service proposition.  As a result, third quarter and year-to-date sales have increased from the prior year primarily in foodservice consumables and paper products.

•                 Operating cash flow for the nine months ended September 30, 2007 was $243.3 million.  Excluding the effects of accounts receivable sold, operating cash flow for the same period in 2007 was a source of $228.3 million versus a use of $17.0 million in the prior year. The increase is a result of a reduction in working capital particularly as a result of impressive inventory management efforts and SKU rationalization which have led to these very strong cash flows.

•                 The Board of Directors approved three share repurchase authorizations in 2007 totaling $400 million.  Through October 25, 2007, 5.7 million shares have been repurchased this year.  Through October 30, 2007, the Company has $102.8 million remaining under the August 2007 $200 million Board authorization and as of this date has 25.0 million shares outstanding.

•                    On October 15, 2007, the Company entered into the 2007 Note Purchase Agreement which allows USSC to issue up to $1 billion of senior secured notes.  Pursuant to that agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”).  Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008.  USSC may issue additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time.  USSC used the proceeds from the sale of these notes to repay borrowings under the 2007 Credit Agreement.  On November 6, 2007, the Company entered into an interest rate hedge agreement covering $135 million to effectively swap the floating rate component of these notes for a fixed rate.  The 2007 Credit Agreement provides an aggregate committed principal amount of $425 million, an increase of $100 million; extends the final maturity to July 5, 2012, compared to October 12, 2010 before the amendment and restatement; reduces the interest rate margin applicable to loans outstanding under the facility; reduces the fee applicable to unutilized commitments; and permits greater financial flexibility.  The 2007 Credit Agreement permits the Company to seek additional commitments to increase the aggregate committed principal amount to $625 million, an increase of $200 million.  It also permits the Company to incur up to $200 million of senior indebtedness in addition to borrowings under the 2007 Credit Agreement; the sale of the Series 2007-A Notes utilized $135 million of the permitted $200 million.  Both the 2007 Credit Agreement and the 2007 Note Purchase Agreement establishes a maximum permitted debt to EBITDA ratio that the Company can attain, as defined in those agreements, of 3.25 to 1.00.  The 2007 Credit Agreement and the 2007 Note Purchase Agreement also allow the Company to repurchase stock or pay dividends without restriction so long as the EBITDA ratio is less than or equal to 2.75 to 1.00 and the Company is in compliance with the other terms and conditions of those agreements.  Refer to Note 8 “Long-Term Debt” for further descriptions of the provisions of the 2007 Credit Agreement.

•                 Under a joint marketing agreement between the Company and SAP America, SAP is creating a solution aimed at providing independent dealers with an enhanced back office system to effectively run their businesses (the Reseller Technology Solution or “RTS”) and a front-end e-commerce platform that will improve the shopping experience for their customers.  SAP is continuing to work on the functionality and capabilities of the system.  As new functionality is tested with dealers, an updated roll-out schedule is being prepared.  This timing has put the project significantly behind its original plan.  As a result, SAP has increased its resources working on the system.

•                  Historically, the majority of the Company’s share-based compensation awards have been stock options with service-type conditions. Stock options generally vest in annual increments over three years and have a term of 10 years.  In September 2007, the Company utilized both stock options and restricted stock in its annual award grant.  Included in this grant were restricted stock for executive officers that vests with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company’s cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $1.00 per diluted share as defined in the officers’ restricted stock award agreement.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.

Stock Repurchase Program

During the third quarter of 2007, the Company repurchased 2,473,085 shares at an aggregate cost of $150.0 million. For the nine months ended September 30, 2007, share repurchases totaled 5,135,970 at an aggregate cost of $301.7 million.  At September 30, 2007, the Company had $150.1 million available under share repurchase authorizations from its Board of Directors.  The May 9, 2007 Board share repurchase authorization for $100 million was completed as of August 27, 2007.

On August 15, 2007, the Company announced that its Board of Directors authorized the purchase of an additional $200 million of the Company’s Common Stock.  Under this program, purchases may be made from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, these purchases may be commenced or suspended at any time without notice.

Effective July 5, 2007, the Company entered into the 2007 Credit Agreement which, among other things, provides increased flexibility to the Company to repurchase its common stock.

Critical Accounting Policies, Judgments and Estimates

During the third quarter of 2007, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.21	83.64	85.08	83.78
Gross margin	14.79	16.36	14.92	16.22

Operating expenses
Warehousing, marketing and administrative expenses	10.39	10.48	10.61	11.13
Restructuring charge (reversal)	0.00	0.00	0.04	(0.11)
Total operating expenses	10.39	10.48	10.65	11.02

Operating income	4.40	5.88	4.27	5.20

Interest expense, net	0.23	0.18	0.22	0.14
Other expense, net	0.31	0.29	0.31	0.27

Income from continuing operations before income taxes	3.86	5.41	3.74	4.79

Income tax expense	1.55	2.07	1.50	1.83

Income from continuing operations	2.31	3.34	2.24	2.96

Loss from discontinued operations	0.00	0.00	0.00	0.09

Net income	2.31%	3.34%	2.24%	2.87%

Adjusted Operating Income and Earnings Per Share

The following tables present Adjusted Operating Income and Earnings Per Share for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006 (in thousands, except per share data).  The tables show Adjusted Operating Income and Earnings per Share excluding the one-time effects of product content syndication/marketing programs, the gain on the sale of two distribution centers, the write-off of capitalized software, restructuring charges and reversals and the loss on the discontinued operations of the Canadian Division.  Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the three months ended September 30,
	2007		2006
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Sales	$1,191,956	100.00%	$1,173,827	100.00%

Gross profit	$176,286	14.79%	191,992	16.36%
Product content syndication/marketing programs	—	—	(21,618)	-1.84%
Adjusted gross profit	$176,286	14.79%	$170,374	14.51%

Operating expenses	$123,860	10.39%	$122,992	10.48%

Operating income	$52,426	4.40%	$69,000	5.88%
Gross profit item noted above	—	0.00%	(21,618)	-1.84%
Adjusted operating income	$52,426	4.40%	$47,382	4.04%

Net income per share - diluted	$1.00		$1.26
Per share gross profit item noted above	—		(0.43)
Adjusted net income per share - diluted	$1.00		$0.83

Adjusted net income per diluted share growth rate over the prior year period	20%

Weighted average number of common shares - diluted	27,597		31,062

	For the nine months ended September 30,
	2007		2006
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Sales	$3,526,477	100.00%	$3,433,150	100.00%

Gross profit	$526,025	14.92%	556,937	16.22%
Product content syndication/marketing programs	—	—	(49,422)	-1.44%
Adjusted gross profit	$526,025	14.92%	$507,515	14.78%

Operating expenses	$375,593	10.65%	$378,510	11.02%
Gain on sale of distribution centers	—	—	6,665	0.19%
Write-off of capitalized software	—	—	(6,745)	-0.19%
Restructuring (Charge) Reversal	(1,378)	-0.04%	3,522	0.11%
Adjusted operating expenses	$374,215	10.61%	$381,952	11.13%

Operating income	$150,432	4.27%	$178,427	5.20%
Gross profit item noted above	—	—	(49,422)	-1.44%
Operating expense items noted above	1,378	0.04%	(3,442)	-0.11%
Adjusted operating income	$151,810	4.31%	$125,563	3.65%

Net income per share - diluted	$2.73		$3.11
Per share gross profit item noted above	—		(0.96)
Per share operating expense items noted above	0.03		(0.07)
Add back loss on discontinued operations	—		0.09
Adjusted net income per share - diluted	$2.76		$2.17

Adjusted net income per diluted share growth rate over the prior year period	27%

Weighted average number of common shares - diluted	28,874		31,707

Results of Operations—Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

Net Sales. Net sales for the third quarter of 2007 were $1.2 billion, up 1.5% compared to the same three-month period of 2006.  The following table summarizes net sales by product category for the three months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,
	2007	2006
Technology products	$434	$445
Traditional office products	352	343
Janitorial and breakroom supplies	240	220
Office furniture	147	146
Freight and advertising revenue	19	20
Total net sales	$1,192	$1,174

Sales in the technology products category in the third quarter of 2007 declined approximately 2.5% versus the third quarter of 2006.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 36% of net sales for the third quarter of 2007.  Technology sales were positively impacted by the timing of sales promotions late in the third quarter.  Competitive pressures combined with the Company’s decision not to pursue some low margin technology business resulted in a decline in this category.

Sales of traditional office supplies in the third quarter of 2007 grew approximately 2.6% versus the third quarter of 2006. Traditional office supplies represented approximately 30% of the Company’s consolidated net sales for the third quarter of 2007. The growth in this category was partially driven by higher cut-sheet paper sales particularly within the independent dealer channel and emerging channels.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising 9.1% in the third quarter of 2007 compared to the third quarter of 2006.  This category accounted for approximately 20% of the Company’s third quarter of 2007 consolidated net sales.  Growth in this category was primarily due to increases in foodservice consumables and paper-based product.  This growth has been strong across all regions as service levels, breadth of line, new catalogs and marketing efforts have helped spur sales.

Office furniture sales in the third quarter of 2007 rose nearly 1% compared to the same three-month period of 2006. Office furniture accounted for approximately 12% of the Company’s third quarter of 2007 consolidated net sales.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the third quarter of 2007 was $176.3 million, compared to $192.0 million in the third quarter of 2006.  The gross margin rate (gross profit as a percentage of net sales) for the third quarter of 2007 was 14.8%, compared to 16.4% in the third quarter of 2006.  Gross margin in 2006 benefited from $21.6 million of one-time gains related to the Company’s product content syndication program and certain marketing program changes.  Excluding these one-time items, gross margin for 2006 was 14.5%.  The gross margin rate for the third quarter of 2007 was positively impacted by: (1) 51 basis points in supplier allowance due to declining inventory levels resulting in allowances from past periods being taken back into margin from inventory, enhanced allowance programs and mix of product purchases; and (2) 26 basis points in net advertising margin resulting from a change in marketing programs and the Company's ongoing focus on advertising cost management.  These improvements totaling 77 basis points were offset by declines in file margin (35 basis points) due to competitive pressures and product mix shifts and in customer discounts and rebates (40 basis points) resulting from renegotiated rebate programs.

Operating Expenses. Operating expenses for the third quarter of 2007 totaled $123.9 million, or 10.4% of net sales, compared with $123.0 million, or 10.5% of net sales in the third quarter of 2006.  The 10 basis point improvement in the operating expense ratio was primarily due to a reduction in payroll and benefits resulting from the 2006 Workforce Reduction Program, accounting for a 26 basis point improvement, and a reduction in professional services costs resulting in a 14 basis point improvement.  These items were offset by higher depreciation and amortization (5 basis points) due to higher capital spending throughout the second half of 2006 and 25 basis points related to declining inventory levels that resulted in operating costs previously reflected in inventory balances in past periods being charged to expense in the third quarter of 2007.

Operating Income.  Operating income for the third quarter of 2007 totaled $52.4 million, or 4.4% of net sales, compared with $69.0 million, or 5.9% of net sales in the third quarter of 2006.  Operating income in 2006 was favorably impacted by the previously mentioned one-time gains of $21.6 million related to product content syndication and marketing program changes.  Adjusting for this item, operating income in the third quarter of 2006 was $47.4 million, or 4.0% of net sales.

Interest Expense, net. Interest expense for the third quarter of 2007 was $2.7 million, compared with $2.0 million for the same period in 2006. The increase in interest expense for the third quarter of 2007 was attributable to higher borrowings due mainly to the share repurchase program previously mentioned.  However, interest expense trended slightly lower from the second quarter as a result of improvements in working capital and the impact of the amended and restated credit agreement previously mentioned.

Other Expense, net. Other expense for the third quarter of 2007 was $3.7 million, compared with $3.4 million in the third quarter of 2006.  Other expense for both the third quarter of 2007 and 2006 primarily represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.  The third quarter of 2007 had a higher average balance in the Receivables Securitization Program compared to the prior year.

Income Taxes. Income tax expense was $18.6 million for the third quarter of 2007, compared with $24.3 million for the same period in 2006. The Company’s effective tax rates for the third quarters of 2007 and 2006 were 40.3% and 38.3%, respectively.  This increase in the effective tax rate reflects a $1.0 million increase in income tax contingencies.

Income From Continuing Operations.  Income from continuing operations for the third quarter of 2007 was $27.5 million, compared with $39.2 million for the third quarter of 2006.

Loss From Discontinued Operations. During the first quarter of 2006, the Company announced its intention to sell its Canadian Division and therefore began reporting it as a discontinued operation for all periods presented.  On June 9, 2006, the Company sold its Canadian Division.  The after-tax loss from discontinued operations was minimal for the third quarter of 2006.

Net Income. Net income for the third quarter of 2007 totaled $27.5 million, or $1.00 per diluted share, compared with net income of $39.2 million, or $1.26 per diluted share for the same three-month period in 2006.  Adjusting for the impact of product content syndication and changes in other marketing programs, earnings per diluted share for the third quarter of 2006 were $0.83.  See the tables included above in the Adjusted Operating Income and Earnings Per Share Section for a reconciliation of these diluted earnings per share amounts.

Results of Operations—Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Net Sales.  Net sales for the nine months ended September 30, 2007 totaled $3.5 billion, up 2.7% compared to the same nine-month period of 2006.  The following table summarizes net sales by product category for the nine months ended September 30, 2007 and 2006 (in millions):

	Nine Months Ended
	September 30,
	2007	2006
Technology products	$1,320	$1,338
Traditional office supplies	1,042	991
Janitorial and breakroom supplies	693	640
Office furniture	413	407
Freight and advertising revenue	58	57
Total net sales	$3,526	$3,433

Sales in the technology products category declined approximately 1.3% in the nine-month period ended September 30, 2007 compared to the prior-year period.  This category continues to represent the largest percentage of the Company’s consolidated net sales (approximately 37%).  Competitive pressures and continued focus on margin management have led to declines in this area of the business.

Traditional office supplies represented approximately 30% of the Company’s consolidated net sales in the nine-month period ended September 30, 2007.  Sales of traditional office supplies grew 5.1% versus the same nine-month period of 2006.  The highest growth sales area in this category remains cut-sheet paper sales and traditional office product sales in emerging channels.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising 8.3% compared to the prior year nine-month period and this category accounted for nearly 20% of the Company’s nine months ended September 30, 2007 consolidated net sales.

Office furniture sales in the nine-month period of 2007 increased nearly 1.5% compared to the same nine-month period in 2006. Office furniture accounted for approximately 12% of the Company’s consolidated net sales during the nine-month period ended September 30, 2007.

See “Net Sales” under “Results of Operations – Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006” for further discussion of sales trends.

Gross Profit and Gross Margin Rate.   Gross profit (gross margin dollars) for the nine months ended September 30, 2007 was $526.0 million, compared to $556.9 million in the prior year period. The gross margin rate (gross profit as a percentage of net sales) for the nine months ended September 30, 2007 was 14.9%, compared to 16.2% in the same period last year.  Gross margin in 2006 benefited from $49.4 million of one-time gains related to the Company’s product content syndication program and certain marketing program changes.  Excluding these one-time items, gross margin for 2006 was 14.8%.  See “Gross Profit and Gross Margin Rate” under “Results of Operations — Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006” for further discussion on gross profit and gross margin rate trends.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2007 were $375.6 million, or 10.7% of sales, compared with $378.5 million, or 11.0% of sales, in the same nine-month period last year.  In addition to the items noted in “Operating Expenses” under “Results of Operations — Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006,” operating expenses for the nine-month period ending September 30, 2007 included a $1.4 million restructuring charge related to a workforce reduction recorded in the first nine months of 2007.  Operating expenses for the nine months ended September 30, 2006 included the following items recognized in the first three quarters of 2006: a $6.7 million charge to write-off capitalized software development costs, including $0.2 million in related charges, associated with the internal financial and order management software upgrade; a $6.7 million gain on the sale of two facilities; and a $3.5 million favorable reversal of an accrual associated with a previous restructuring charge. Adjusting for these expense items, operating expenses for the nine months ended September 30, 2007 and 2006 was $374.2 million and $382.0 million or 10.6% and 11.1% of net sales, respectively.  See “Operating Expenses” under “Results of Operations — Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006” for further discussion on operating expenses.

Operating Income.  Operating income for the nine-month period ended September 30, 2007 totaled $150.4 million, or 4.3% of net sales, compared with $178.4 million, or 5.2% of net sales in the nine-month period of 2006.  In addition to the items noted in “Operating Income” under “Results of Operations — Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006,” operating income for the nine-month period of 2006 included the items mentioned in “Gross Profit” and in “Operating Expenses” in this section.  Adjusting for these items, operating income in the nine-month period of 2007 and 2006 was $151.8 million and $125.6 million, or 4.3% and 3.7% of net sales.

Interest Expense, net.  Net interest expense for the nine months ended September 30 2007 totaled $7.8 million, compared with $4.7 million in the same period last year.  This increase primarily reflects higher borrowings to repurchase common stock.  However, interest expense trended slightly lower from the second quarter as a result of improvements in working capital and the impact of the amended and restated credit agreement previously mentioned.

Other Expense, net.  Net other expense for the nine months ended September 30, 2007 totaled $10.8 million compared with $9.4 million for the same nine-month period last year.  Net other expense for the nine months of 2007 and 2006 represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program (described in the section titled “Off-Balance Sheet Arrangements).  Year-to-date, other expense is greater than the same period last year as 2007 has had a higher average balance in the Receivables Securitization Program compared to the prior year and rates are up slightly.

Income Taxes.  Income tax expense totaled $53.0 million in the nine-month period ended September 30, 2007, compared with $62.7 million during the same period of 2006. The Company’s effective tax rate for the nine months of 2007 was 40.2%, compared with 38.2% in the same period of 2006.  This increase reflects $3.0 million related to an increase in income tax contingencies.

Income From Continuing Operations.  Income from continuing operations for the nine months ended September 30, 2007 totaled $78.9 million, compared with $101.6 million for the same nine-month period in 2006.

Loss From Discontinued Operations. During the first quarter of 2006, the Company announced its intention to sell its Canadian Division and therefore began reporting it as a discontinued operation for all periods presented.  On June 9, 2006, the Company sold its Canadian Division. The after-tax loss from discontinued operations totaled $2.9 million for the nine-month period ended September 30, 2006.

Net Income.  Net income for the nine months ended September 30, 2007 totaled $78.9 million, or $2.73 per diluted share, compared with net income of $98.6 million, or $3.11 per diluted share, for the same period in 2006.  Adjusting for the impact of the items noted above for the nine months of 2007 and 2006 and the loss from discontinued operations, earnings per diluted share were $2.76 and $2.17, respectively.  See the tables included above in the Adjusted Operating Income and Earnings Per Share Section for a reconciliation of these diluted earnings per share amounts.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of accounts receivable under the Company’s off-balance sheet Receivables Securitization Program (as defined below), consisted of the following amounts (in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
2007 Credit Agreement	$143,900	$110,500
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	150,700	117,300
Accounts receivable sold (1)	240,000	225,000
Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	390,700	342,300
Stockholders' equity	606,813	800,940
Total capitalization	$997,513	$1,143,240

Adjusted debt-to-total capitalization ratio	39.2%	29.9%

(1)             See discussion below under “Off-Balance Sheet Arrangements - Receivables Securitization Program”

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as “Debt under GAAP”). Under GAAP, accounts receivable sold under the Company’s Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivable sold to be a financing mechanism. The Company therefore believes it is helpful to provide readers of its financial statements with a measure (“adjusted debt”) that adds accounts receivable sold to debt and calculates debt-to-total capitalization on the same basis.  A reconciliation of these non-GAAP measures is provided in the table above.  Adjusted debt is defined as outstanding debt under GAAP combined with the balance of accounts receivable sold under the Receivables Securitization Program.  The ratio of adjusted debt to total capitalization similarly utilizes adjusted debt in place of debt under GAAP. Adjusted debt and the adjusted-debt-to-total-capitalization ratio are provided as additional liquidity measures.

In accordance with GAAP, total debt outstanding at September 30, 2007 increased by $33.4 million to $150.7 million from the balance at December 31, 2006. This resulted from an increase in borrowings under the 2007 Credit Agreement. Adjusted debt as of September 30, 2007 increased by $48.4 million from the balance at December 31, 2006 as a result of a $15 million increase in the amount sold under the Company’s Receivables Securitization Program and an increase of $33.4 million in the 2007 Credit Agreement.

At September 30, 2007, the Company’s adjusted debt-to-total capitalization ratio was 39.2%, compared to 29.9% at December 31, 2006.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of September 30, 2007, is summarized below (in millions):

Availability
Maximum financing available under:
2007 Credit Agreement	$425.0
Receivables Securitization Program	250.0
Industrial Development Bond	6.8
Maximum financing available (1)		$681.8

Amounts utilized:
2007 Credit Agreement	143.9
Receivables Securitization Program	240.0
Outstanding letters of credit	16.5
Industrial Development Bond	6.8
Total financing utilized		407.2
Available financing, before restrictions		274.6
Restrictive covenant limitation		—
Available financing as of September 30, 2007		$274.6

(1) Effective October 15, 2007, the maximum financing available increased by $135 million when the Company entered into a Master Note Purchase Agreement and sold $135 million of floating rate senior secured notes as described further in “Credit Agreement and Other Debt” below.

Restrictive covenants, most notably the leverage ratio covenant under the 2007 Credit Agreement and the 2007 Note Purchase Agreement (both as defined in footnote 8 to the financial statements) may separately limit total available financing at points in time, as further discussed below. As of September 30, 2007, the leverage ratio covenant in the 2007 Credit Agreement did not restrict the Company’s available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the three and nine-month periods ended September 30, 2007, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Credit Agreement and Other Debt

On October 15, 2007, the Company and its wholly owned subsidiary, United Stationers Supply Co. (“USSC”), entered into a Master Note Purchase Agreement (the “2007 Note Purchase Agreement”) with several purchasers.  The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes.  Pursuant to this agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”).  Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008.  USSC may issue additional series of senior secured notes from time to time under the Note Purchase Agreement but has no specific plans to do so at this time.  USSC used the proceeds from the sale of these notes to repay borrowings under the 2007 Credit Agreement (defined below).  On November 6, 2007, the Company entered into an interest rate hedge agreement covering $135 million to effectively swap the floating rate component of these notes for a fixed rate.

On November 10, 2006, the Company and USSC entered into Amendment No. 1 to the Amended and Restated Five-Year Revolving Credit Agreement (the “Amendment”) with certain financial institutions listed therein and J.P. Morgan Chase Bank, National Association, as Agent.   The Amendment modified the Amended and Restated Five-Year Revolving Credit Agreement originally entered into on October 12, 2005 (the “2005 Credit Agreement”).  The 2005 Credit Agreement, as amended by the Amendment, is referred to as the “2006 Credit Agreement.”  On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement (the “2007 Credit Agreement”) which amends and restates the 2006 Credit Agreement.

As of September 30, 2007, the Company had $143.9 million outstanding under the 2007 Credit Agreement and as of December 31, 2006, the Company had $110.5 million outstanding under the 2006 Credit Agreement. In addition, as of both September 30, 2007 and December 31, 2006, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

The 2007 Credit Agreement provides for an aggregate committed principal amount of $425 million, an increase of $100 million from the 2006 Credit Agreement, and extends the final maturity to July 5, 2012.  It also reduces the interest rate margin applicable to loans outstanding under the facility, reduces the fee applicable to unutilized commitments and permits greater financial flexibility.

The 2007 Credit Agreement permits the Company to seek additional commitments to increase the aggregate committed principal amount to $625 million, an increase of $200 million.  It also permits the Company to incur up to $200 million of senior indebtedness in addition to borrowings under the agreement; the sale of the Series 2007-A Notes utilized $135 million of the permitted $200 million.  Both the 2007 Credit Agreement and the 2007 Note Purchase Agreement permit the Company to attain a maximum permitted debt to EBITDA ratio, as defined in those agreements, of 3.25 to 1.00.  The 2007 Credit Agreement and the 2007 Note Purchase Agreement also allow the Company to repurchase stock or pay dividends without restriction so long as the EBITDA ratio is less than or equal to 2.75 to 1.00 and the Company is in compliance with the other terms and conditions of those agreements.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of both September 30, 2007 and December 31, 2006, the Company had outstanding letters of credit under the facility of $16.5 million and $17.3 million, respectively.

At September 30, 2007 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $2.0 million in interest expense and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

Refer to Note 8 “Long-Term Debt” for further descriptions of the provisions of 2007 Credit Agreement.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party accounts receivable securitization program (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Facility which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Credit Agreement.  During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million.  Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. As of September 30, 2007, the Company has chosen to sell $240.0 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the nine months ended September 30, 2007 and 2006 are summarized below (in thousands):

	For the Nine Months Ended
	September 30,
	2007	2006
Net cash provided by (used in) operating activities	$243,283	$(17,033)
Net cash used in investing activities	(11,560)	(12,326)
Net cash (used in) provided by financing activities	(234,790)	29,088

Cash Flow From Operations

Net cash provided by operating activities for the nine months ended September 30, 2007 totaled $243.3 million, compared with net cash used by operating activities of $17.0 million in the same nine-month period of 2006.  After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company’s operating cash flows were $228.3 million for the nine months ended September 30, 2007, compared to use of cash of $17.0 million for the same nine months ended in 2006.  The increase in operating cash flows in 2007 versus 2006 was primarily attributed to cash flow improvements of: (1) $143.8 million due to an increase in accounts payable during the nine months ended September 30, 2007 versus a decrease in accounts payable during the same time period in 2006 due to the timing of inventory purchases and a continued focus on optimizing the Company’s supply chain; (2) $64.7 million due to a larger reduction in inventory during the nine months ended September 30, 2007 versus 2006; and (3) $50.2 million from the change in deferred credits due to the timing of the recognition and collection of fixed supplier funding.  These improvements were partially offset by a decrease in net income of $20.1 million.

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

•                  Provisions of the 2007 Credit Agreement and the 2007 Note Purchase Agreement aggregate true debt (including borrowings under the Credit Facility) together with the balance of accounts receivable sold under the Program into the concept of “Consolidated Funded Indebtedness.”  This effectively treats the Program as debt for purposes of requirements and covenants under those agreements; and

•                  For purposes of managing working capital requirements, the Company evaluates working capital before any sale of accounts receivable sold through the Program to assess accounts receivable requirements and performance, on measures such as days outstanding and working capital efficiency.

Net cash provided by operating activities excluding the effects of accounts receivable sold and net cash used in financing activities including the effects of accounts receivable sold for the nine months ended September 30, 2007 and 2006 are provided below as an additional liquidity measure (in thousands):

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$243,283	$(17,033)
Excluding the change in accounts receivable sold	(15,000)	—
Net cash provided by (used in) operating activities excluding the effects of accounts receivable sold	$228,283	$(17,033)

Cash Flows Used In Financing Activities:
Net cash (used in) provided by financing activities	$(234,790)	$29,088
Including the change in accounts receivable sold	15,000	—
Net cash (used in) provided by financing activities including the effects of accounts receivable sold	$(219,790)	$29,088

Cash Flow From Investing Activities

Net cash used in investing activities for the first nine months of 2007 was $11.6 million, compared to net cash used in investing activities of $12.3 million for the nine months ended September 30, 2006. Net cash used in investing activities for the nine months ended September 30, 2007 included $3.1 million in capitalized software development costs compared to $8.3 million for the same period in 2006.  Other capital expenditures declined to $9.8 million from $31.9 million for the same nine-month periods from 2007 to 2006.  Net cash used in investing activities for the nine months ended September 30, 2006 also included $14.7 million in cash proceeds from the sale of two distribution facilities.  In addition, during the nine months ending September 30, 2007 and 2006, there were $1.3 million and $13.2 million, respectively, in cash proceeds from the sale of the Company’s Canadian division (see “Canadian Division — Discontinued Operations” above).  For 2007, the Company expects gross capital expenditures to be in the range of $20 million to $25 million.

Cash Flow From Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2007 totaled $234.8 million, compared with a source of cash of $29.1 million in the prior year period.  Net cash used in financing activities for the nine months ended September 30, 2007 included $301.7 million in repurchases of the Company’s common stock and $0.6 million in debt issuance costs partially offset by $33.4 million in additional borrowings under the 2007 Credit Agreement, $28.6 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $5.5 million in excess tax benefits related to share-based compensation.  Net cash provided by financing activities for the nine months ended September 30, 2006 included $98.4 million in additional borrowings under Revolving Credit Facility, $17.2 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans and $3.5 million in excess tax benefits related to share-based compensation.  These sources of cash were offset by $89.9 million in repurchases of the Company’s common stock.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the third quarter of 2007 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of September 30, 2007, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2007 - 7/31/2007	506,370	$68.92	506,370	65,099,966
8/1/2007 - 8/31/2007	1,216,865	58.99	1,216,865	193,317,484
9/1/2007 - 9/30/2007	749,850	57.75	749,850	150,014,405
Total	2,473,085	$60.65	2,473,085

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
3.1

Second Restated Certificate of Incorporation of United Stationers Inc., dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the “2001 Form 10-K”)

3.2*	Amended and Restated Bylaws of United Stationers Inc., dated as of October 10, 2007

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among United Stationers Inc., Fleet National Bank (f/k/a BankBoston, N.A. and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

4.3*

Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc., United Stationers Supply Co. (“USSC” and the note purchasers identified therein (the “2007 Note Purchase Agreement”)

4.4*	Parent Guaranty, dated as of October 15, 2007, by United Stationers Inc. in favor of the holders of the promissory notes identified therein

4.5*

Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS” and United Stationers Financial Services LLC (“USFS” in favor of the holders of the promissory notes identified therein)

10.1

Omnibus Amendment, dated as of March 23, 2007, by and among USS Receivables Company, Ltd., United Stationers Financial Services LLC, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), Fifth Third Bank, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as trustee (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 28, 2007)

10.2*	Non-Qualified Stock Option Grant Letter, dated as of July 24, 2007 among United Stationers Inc. and Victoria J. Reich **

10.3*	Form of Restricted Stock Award Agreement for Section 16 Officers under the United Stationers Inc. 2004 Long-Term Incentive Plan **

10.4*	Summary of compensation of non-employee directors of Unted Stationers Inc. as amended July 24, 2007 with an effective date of September 1, 2007 **

10.5*	Pledge and Security Agreement, dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A., as Collateral Agent

10.6*

Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, N.A., in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement

10.7

Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among United Stationers Supply Co., as borrower, United Stationers Inc., as a credit party, JPMorgan Chase Bank, National Association, in its capacity as agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.8

Reaffirmation, dated July 5, 2007 among United Stationers Inc., United Stationers Supply Co., Lagasse, Inc., United Stationers Technology Services LLC  and United  Stationers Financial Services LLC (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.9

Amendment No. 1 to Pledge and Security Agreement, dated July 5, 2007, among United Stationers Inc., United Stationers Supply Co., Lagasse, Inc., United  Stationers Technology Services LLC, United Stationers Financial Services LLC and JPMorgan Chase Bank, National Association, in its capacity as agent (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of November 2, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of November 2, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of November 2, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                  Filed herewith

**           Management contract and compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: November 2, 2007	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)