Form 10-K
period 2007-12-31
UNITED STATIONERS INC
filed 2008-02-29
CIK 355999

Use these links to rapidly review the document
TABLE OF CONTENTS

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value per share (Title of Class)	Name of Exchange on which registered: NASDAQ Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2007 was approximately $1.9 billion.

On February 26, 2008, United Stationers Inc. had 23,376,977 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.
FORM 10-K
For The Year Ended December 31, 2007

PART I

ITEM 1.    BUSINESS.

General

United Stationers Inc. is North America's largest broad line wholesale distributor of business products, with consolidated net sales of approximately $4.6 billion. United stocks a broad and deep line of over 100,000 products and offers thousands more in the following categories: technology products, traditional business products, office furniture, janitorial and breakroom supplies, and industrial supplies. The company's network of 70 distribution centers allows it to ship these items to approximately 30,000 reseller customers, reaching more than 90% of the U.S. and major cities in Mexico on an overnight basis.

Except where otherwise noted, the terms "United" and "the Company" refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. (USI), was incorporated in 1981 in Delaware. USI's only direct wholly owned subsidiary—and its principal operating company—is United Stationers Supply Co. (USSC), incorporated in 1922 in Illinois.

Products

United stocks over 100,000 stockkeeping units ("SKUs") in these categories:

Technology Products.    The Company is a leading wholesale distributor of computer supplies and peripherals in North America. It stocks more than 11,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated over 37% of the Company's 2007 consolidated net sales.

Traditional Office Products.    The Company is one of the largest national wholesale distributors of a broad range of office supplies. It carries approximately 22,000 brand-name and private label products, such as filing and record keeping products, business machines, presentation products, writing instruments, paper products, organizers, calendars and general office accessories. These products contributed almost 30% of net sales during the year.

Janitorial and Breakroom Supplies.    United is a leading wholesaler of janitorial and breakroom supplies throughout the U.S. The Company holds over 7,000 items in these lines: janitorial and breakroom supplies, foodservice consumables (such as disposable tableware), safety and security items, and paper and packaging supplies. This product category provided nearly 20% of the latest year's net sales primarily from Lagasse, Inc. (Lagasse), a wholly owned subsidiary of USSC, and is the fastest growing category of the business.

Office Furniture.    United is one of the largest office furniture wholesaler distributors in North America. It stocks over 5,000 products from more than 60 of the industry's leading manufacturers including, desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. Innovative marketing programs and related services help drive this business across multiple customer channels. This product category represented approximately 12% of net sales for the year.

Industrial Supplies.    With the acquisition of ORS Nasco Holding, Inc. (ORS Nasco) completed on December 21, 2007, the Company now stocks approximately 60,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items and oil field and welding supplies. This product category accounted for less than 1% of the Company's net sales in 2007 as the acquisition was not completed until late December. The Company offers many more items in these product lines within the industrial supplies category.

The remaining 1% of the Company's consolidated net sales came from freight and advertising revenue.

United offers private brand products within each of its product categories to help resellers provide quality value-priced items to their customers. These include Innovera™ technology products, Universal® office products, Windsoft® paper products, UniSan® janitorial and sanitation products, and Alera™ office furniture. ORS Nasco offers private label brand products in the welding, industrial, safety and oil field pipeline categories under its own brand offering, Anchor Brand™. During 2007, private brand products accounted for almost 13% of United's net sales.

Customers

United serves a diverse group of approximately 30,000 customers. They include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. No single customer accounted for more than 8% of 2007 consolidated net sales.

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

United's marketing and logistic capabilities differentiate the company from its competitors by providing an unmatched level of value-added services to resellers:

  •
  A broad line of products for one-stop shopping;

  •
  Comprehensive printed product catalogs for easy shopping and reference guides;

  •
  A new digital catalog and search capabilities to power e-commerce web sites;

  •
  Extensive promotional materials and marketing programs to increase sales;

  •
  High levels of products in stock, with an average line fill rate better than 97% in 2007;

  •
  Efficient order processing, resulting in a 99.5% order accuracy rate for the year;

  •
  High-quality customer service from several state-of-the-art customer care centers;

  •
  National distribution capabilities that enable same-day or overnight delivery to more than 90% of the U.S. and major cities in Mexico, providing a 99% on-time delivery rate in 2007;

  •
  Training programs designed to help resellers improve their operations;

  •
  End-consumer research to help resellers better understand their market.

United's marketing programs emphasize two other major strategies. First, the Company produces product content that is used to populate an extensive array of print and electronic catalogs for commercial dealers, contract stationers and retail dealers. The printed catalogs usually are customized with each reseller's name, then sold to the resellers who, in turn, distribute them to their customers. The Company markets its broad product offering primarily through a General Line catalog. This is available in both print and electronic versions, produced twice a year, and can include various selling prices (rather than the manufacturer's suggested retail price). In addition, the Company typically produces a number of promotional catalogs each quarter. United also develops separate quarterly flyers covering most of its product categories, including its private brand lines that offer a large selection of popular commodity products. Since catalogs and electronic content provide product exposure to end consumers and generate demand, United tries to maximize their distribution on behalf of its suppliers and customers.

Second, United provides its resellers with a variety of dealer support and marketing services. These programs are designed to help resellers differentiate themselves by making it easier for customers to buy from them, and often allow resellers to reach customers they had not traditionally served.

Resellers can place orders with the Company through the Internet, by phone, fax and e-mail and through a variety of electronic order entry systems. Electronic order entry systems allow resellers to forward their customers' orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2007, United received approximately 85% of its orders electronically.

Distribution

The Company uses a network of 70 distribution centers to provide over 100,000 items to its approximately 30,000 reseller customers. This network, combined with the Company's depth and breadth of inventory in technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies, enables the Company to ship products on an overnight basis to more than 90% of the U.S. and major cities in Mexico. United's domestic operations generated $4.5 billion of its $4.6 billion in 2007 consolidated net sales, with its international operations contributing another $0.1 billion to 2007 net sales.

Regional distribution centers are supplemented with 27 local distribution points across the U.S., which serve as re-distribution points for orders filled at the regional centers. United has a dedicated fleet of approximately 600 trucks, most of which are under contract to the Company. This enables United to make direct deliveries to resellers from regional distribution centers and local distribution points.

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

United also offers a drop ship service directly to the end consumer. Shipping labels reflect the reseller's name and complete consumer delivery address. This value added service provides same-day shipping to the end consumer with the reseller avoiding the cost of rehandling. The bulk of the 40,000 cartons shipped per day are handled by a large package delivery company and leading provider of specialized transportation and logistics services. United's proprietary order routing system ensures optimal order fill rate with a next- to second- day delivery commitment. United ships nearly 25% of its daily order volume directly to the end consumer.

In addition to providing value-adding programs for resellers, United also remains committed to reducing its operating costs. Its "War on Waste" (WOW2) program is meeting the goal of removing $100 million in costs over five years through a combination of new and continuing activities. These include the 2006 Workforce Reduction Program to lower the Company's cost structure. In addition, WOW2 includes process improvement and work simplification activities that will help increase efficiency throughout the business and improve customer satisfaction.

Purchasing and Merchandising

As the largest broad line wholesale business products distributor in North America, United leverages its broad product selection as a key merchandising strategy. The Company orders products from over 1,000 manufacturers. This purchasing volume means United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2007, United's largest supplier was Hewlett-Packard Company, which represented approximately 20% of its total purchases.

The Company's Merchandising Department is responsible for selecting merchandise and for managing the entire supplier relationship. Product selection is based on three factors: end-consumer acceptance; anticipated demand for the product; and the manufacturer's total service, price and product quality. As part of its effort to create an integrated supplier approach, United introduced the "Preferred Supplier Program" several years ago. In exchange for working closely with United to reduce overall supply chain costs, participating suppliers' products are treated as preferred brands in the Company's marketing efforts.

Competition

There is only one other nationwide broad line office products competitor in North America. United and this firm compete on the basis of breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers, and the quality of marketing and other value-added services.

United competes with other national, regional and specialty wholesalers of office products, office furniture, technology products, janitorial and breakroom supplies and industrial supplies. Its competition also includes local and regional office products wholesalers and furniture, janitorial and breakroom supplies distributors, which typically offer more limited product lines. The Company also competes with other wholesale distributors in the industrial supplies market. In addition, United competes with various national distributors of computer consumables. In most cases, competition is based primarily upon net pricing, minimum order quantity, speed of delivery, and value-added marketing and logistics services.

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

Seasonality

United's sales generally are relatively steady throughout the year. However, sales also reflect seasonal buying patterns for consumers of office products. In particular, the Company's sales of office products usually are higher than average during January, when many businesses begin operating under new annual budgets and release previously deferred purchase orders. Janitorial and breakroom supplies sales are somewhat higher in the summer months.

Employees

As of February 26, 2008, United employed approximately 6,100 people.

Management believes it has good relations with its associates. Approximately 660 of the shipping, warehouse and maintenance associates at certain of the Company's Baltimore, Los Angeles and New Jersey facilities are covered by collective bargaining agreements. In 2006, United successfully renegotiated the bargaining agreement with associates in the Baltimore facility. The bargaining agreement in the New Jersey facility is scheduled to expire in 2008. The bargaining agreement for the Los Angeles facility has expired and the union is working on a day-to-day contract. A new bargaining agreement is expected to be finalized in 2008 after union elections are complete. The Company has not experienced any work stoppages during the past five years.

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

United has set goals to improve its profitability over time by reducing expenses and growing sales to existing and new customers. There can be no assurance that United will achieve its enhanced profitability goals. Factors that could have a significant effect on the Company's efforts to achieve these goals include the following:

  •
  Inability to achieve the Company's annual "War on Waste" (WOW2) initiatives to reduce expenses and improve productivity and quality;

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

United's top five customers accounted for approximately 26% of the Company's 2007 net sales. The loss of one or more key customers, changes in the sales mix or sales volume to key customers or a significant downturn in the business or financial condition of any of them could significantly reduce United's sales and profitability.

United relies on independent dealers for a significant percentage of its net sales.

Sales to independent office product dealers accounted for a significant portion of United's 2007 net sales. Independent dealers compete with national retailers that have substantially greater financial resources and technical and marketing capabilities. Over the years, several of the Company's independent dealer customers have been acquired by national retailers. If United's customer base of independent dealers declines, the Company's business and results of operations may be adversely affected.

United operates in a competitive environment.

The Company operates in a competitive environment. Competition is based largely upon service capabilities and price, as the Company's competitors are wholesalers that offer the same or similar products that the Company offers to the same customers or potential customers. United also faces competition from some of its own suppliers, which sell their products directly to United's customers. The Company's financial condition and results of operations depend on its ability to compete effectively on price, product selection and availability, marketing support, logistics and other ancillary services.

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

Supplier allowances and promotional incentives which are often based on volume contribute significantly to United's profitability. If United does not comply with suppliers' terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, United may not earn certain allowances and promotional incentives. In addition, if United's suppliers reduce or otherwise alter their allowances or promotional incentives, United's profit margin for the sale of the products it purchases from those suppliers may be harmed. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company's results of operation.

United must manage inventory effectively in order to maximize supplier allowances while minimizing excess and obsolete inventory.

United's profitability depends heavily on supplier allowances, which United earns based on the volume of merchandise it purchases. To maximize supplier allowances and minimize excess and obsolete inventory, United must project end-consumer demand for over 100,000 SKUs in stock. If United underestimates demand for a particular manufacturer's products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If United overestimates demand, it may have to liquidate excess or obsolete inventory at a loss.

United is focusing on increasing its sales of private brand products. These products can present unique inventory challenges. United sources many of its private brand products overseas, resulting in longer order-lead times than for comparable products sourced domestically. These longer lead-times make it more difficult to forecast demand accurately and will naturally require larger inventory investments to support high service levels. In addition, United generally does not have the right to return excess inventory of private brand products to the manufacturers.

The need to replace legacy systems with new information technology systems better equipped to support the Company's business could disrupt United's business and result in increased costs and decreased revenues.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders and coordinating sales and marketing activities. Many of the Company's software applications are legacy systems, including order entry, order processing, pricing, billing, returns and credits, financial, and inventory receiving and control. The Company is building and implementing new applications to replace some of the legacy systems and to provide new services to customers. Interruptions in the proper functioning of the Company's information systems or delays in implementing new systems could disrupt United's business and result in increased costs and decreased revenue. A significant disruption or failure of the Company's existing information technology systems or in its development and implementation of new systems could put it at a competitive disadvantage and could adversely affect its results of operations.

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

United's financial condition and results of operation depend on the availability of financing sources to meet its business needs.

The Company depends on various external financing sources to fund its operating, investing, and financing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General" included below under Item 7. One of the Company's external financing sources is a receivables securitization program that is dependent on a back-up liquidity facility which must be renewed annually. The Company's other primary external financing sources terminate or mature in four to six years. If the Company is unable to obtain or renew its financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

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

ITEM 1B.    UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.    PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's debt agreements (see the information under the caption "Liquidity and Capital Resources" included below under Item 7). As of December 31, 2007, these properties consisted of the following:

Offices.    The Company owns approximately 49,000 square feet of office space in Orchard Park, New York and a 136,000 square foot facility in Des Plaines, Illinois. The Des Plaines, Illinois location previously housed the Company's corporate headquarters. During 2006, the Company relocated its corporate headquarters from Des Plaines, Illinois to Deerfield, Illinois. As a result, the Company entered into an 11-year commercial lease for approximately 205,000 square feet of office space. In addition, the Company leases approximately 22,000 square feet of office space in Harahan, Louisiana. On March 9, 2007, the Company entered into a contract to sell its former corporate headquarters in Des Plaines, Illinois. The contract expires on March 5, 2008. The Buyer has informed the Company that it has not been able to secure financing to close the deal and has requested a contract extension of at least nine months.

Distribution Centers.    The Company utilizes 70 distribution centers totaling approximately 12.6 million square feet of warehouse space. Of the 12.6 million square feet of distribution center space, 2.4 million square feet is owned and 10.2 million square feet is leased. The Company expects to open a new facility in Orlando, Florida during the second quarter of 2008. This new facility will help improve overall customer service and maximize efficiencies.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT (as of February 20, 2008)

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 58, President and Chief Executive Officer	Richard W. Gochnauer became the Company's President and Chief Executive Officer in December 2002, after joining the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined the Company, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately-held food company that manufactures and distributes food and paper products.
S. David Bent 47, Senior Vice President and Chief Information Officer
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
Ronald C. Berg 48, Senior Vice President, Inventory Management
Ronald C. Berg has been the Company's Senior Vice President, Inventory Management, since May 2006. From May 2005 to May 2006 he served as Senior Vice President, Business Transformation. He previously served as Senior Vice President, Inventory Management and Facility Support from October, 2001 until May 2005. He also served as the Company's Vice President, Inventory Management, since 1997, and as a Director, Inventory Management, since 1994. He began his career with the Company in 1987 as an Inventory Rebuyer, and spent several years thereafter in various product and furniture or general inventory management positions. Prior to joining the Company, Mr. Berg managed Solar Cine Products, Inc., a family-owned, photographic equipment business.
Eric A. Blanchard 51, Senior Vice President, General Counsel and Secretary
Eric A. Blanchard has served as the Company's Senior Vice President, General Counsel and Secretary since January 2006. From November 2002 until December 2005 he served as the Vice President, General Counsel and Secretary at Tennant Company. Previously Mr. Blanchard was with Dean Foods Company where he held the positions of Chief Operating Officer, Dairy Division from January 2002 to October 2002, Vice President and President, Dairy Division from 1999 to 2002 and General Counsel and Secretary from 1988 to 1999.

Patrick T. Collins 47, Senior Vice President, Sales
Patrick T. Collins joined the Company in October 2004 as Senior Vice President, Sales. Prior to joining the Company, Mr. Collins was employed by Ingram Micro, a global technology distribution company, from January 2000 through August 2004, in various senior sales and marketing roles, serving most recently as its Senior Group Vice President of Sales and Marketing. In that capacity, Mr. Collins had operating responsibility for sales, marketing, purchasing and supplier relations for Ingram Micro's North American division. Prior to joining Ingram Micro in early 2000, Mr. Collins was with the Frito-Lay division of PepsiCo, Inc., a global food and beverage consumer products company, for nearly 15 years, where he held various accounting, planning, sales and general management positions.
Timothy P. Connolly 44, Senior Vice President, Operations
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
James K. Fahey 57, Senior Vice President, Merchandising
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
Mark J. Hampton 54, Senior Vice President, Marketing
Mark J. Hampton is the Company's Senior Vice President, Marketing, with responsibility for marketing, pricing and advertising activities. He previously served as Senior Vice President, Marketing and Field Support Services, from late 2001 until early 2003, Senior Vice President, Marketing, and President and Chief Operating Officer of The Order People Company, during 2001 and Senior Vice President, Marketing, from October 2000. Mr. Hampton began his career with the Company in 1980 and left the Company to work in the office products dealer community in 1991. Upon his return to the Company in 1992, he served as Midwest Regional Vice President, Vice President and General Manager of the Company's MicroUnited division and, from 1994, Vice President, Marketing. Mr. Hampton will be leaving the Company at the end of February, 2008.

Jeffrey G. Howard 52, Senior Vice President, National Accounts and Channel Management
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
Robert J. Kelderhouse 52, Vice President, Treasurer
Robert J. Kelderhouse is expected to be elected and approved as Vice President, Treasurer of the Company at the Board of Directors meeting on March 4, 2008. Mr. Kelderhouse joined the company as a full time employee in February, 2008 and has served in a consulting capacity since November, 2007. Prior to joining the Company, Mr. Kelderhouse spent six years with R.R. Donnelley & Sons Company and one of its acquired companies, Wallace Computer Services, Inc. He served as Senior Vice President and Treasurer of R.R. Donnelley from February, 2004 through March, 2006 and as Vice President and Treasurer of Wallace Computer Services, Inc. from May, 1999 through May, 2003. Prior to joining Wallace, Mr. Kelderhouse held numerous financial and treasury management positions throughout a sixteen year career at Heller International Corporation, a global commercial finance company. His last position at Heller was as Senior Vice President, Finance and Capital Markets for the Sales Finance Group.
Kenneth M. Nickel 40, Vice President, Controller and Chief Accounting Officer
Kenneth M. Nickel has been the Company's Vice President, Controller and Chief Accounting Officer since February 2007. Prior to that, Mr. Nickel served as the Company's Vice President and Controller from November 2002 to February 2007, as its Vice President and Field Support Center Controller from November 2001 to October 2002 and as its Vice President and Assistant Controller from April 2001 to October 2001. Mr. Nickel has been with the Company since November 1989 and has held progressively more responsible accounting positions within the Company's Finance department.

P. Cody Phipps 46, President, United Stationers Supply
P. Cody Phipps has served as the Company's President, United Stationers Supply since October 2006. He joined the Company in August 2003 as its Senior Vice President, Operations. Prior to joining the Company, Mr. Phipps was a partner at McKinsey & Company, Inc., a global management consulting firm. During his tenure at McKinsey from and after 1990, he became a leader in the firm's North American Operations Effectiveness Practice and co-founded and led its Service Strategy and Operations Initiative, which focused on driving significant operational improvements in complex service and logistics environments. Prior to joining McKinsey, Mr. Phipps worked as a consultant with The Information Consulting Group, a systems consulting firm, and as an IBM account marketing representative.
Victoria J. Reich 50, Senior Vice President and Chief Financial Officer
Victoria J. Reich joined the Company in June 2007 as its Senior Vice President and Chief Financial Officer. Prior to joining the Company, Ms. Reich spent ten years with Brunswick Corporation where she most recently was President of Brunswick European Group from August 2003 until June 2006. She served as Brunswick's Senior Vice President and Chief Financial Officer from 2000 to 2003 and as Vice President and Controller from 1996 until 2000. Before joining Brunswick, Ms. Reich spent 17 years at General Electric Company where she held various financial management positions.
William K. Scheller 54, Senior Vice President and President, ORS Nasco, Inc.
William K. Scheller joined the Company in December 2007 as its Senior Vice President and President of ORS Nasco, Inc., a wholly owned subsidiary of USSC. USSC completed the acquisition of ORS Nasco in December 2007. Mr. Scheller joined ORS Nasco as President and CEO in September 1998. Mr. Scheller previously served as Director of Distribution / Logistics for Patterson Dental Company (PDCO) for eight years, where his responsibilities included warehouse operations, transportation, inventory control, supplier negotiations and procurement. Before PDCO, he held numerous positions throughout his 12 years at Pillsbury Company.
Stephen A. Schultz 41, Senior Vice President and President, Lagasse, Inc.
Stephen A. Schultz is the President of Lagasse, Inc., a wholly owned subsidiary of USSC, a position he has held since August 2001. In October 2003, he assumed the additional position of Senior Vice President, Category Management-Janitorial/Sanitation, of the Company. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development, and became a Senior Vice President of Lagasse in late 2000. Before joining Lagasse, he served for nearly 10 years in various executive sales and marketing roles for Hospital Specialty Company, a manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI's common stock is quoted through the NASDAQ Global Select Market ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for USI's common stock as reported by NASDAQ:

	High	Low
2007
First Quarter	$60.21	$46.15
Second Quarter	68.20	59.52
Third Quarter	70.82	52.36
Fourth Quarter	60.47	45.79
2006
First Quarter	$53.10	$48.22
Second Quarter	56.01	44.77
Third Quarter	51.00	44.95
Fourth Quarter	49.07	45.58

On February 26, 2008, the closing sale price of Company's common stock as reported by NASDAQ was $52.91 per share. On February 26, 2008, there were approximately 806 holders of record of common stock. A greater number of holders of USI common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph compares the performance of the Company's common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line's Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2002 in the Company's common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

	2002	2003	2004	2005	2006	2007
United Stationers (USTR)	$100.00	$142.08	$160.42	$168.40	$162.12	$160.45
*NASDAQ (U.S. Companies)	$100.00	$149.52	$162.72	$166.17	$182.58	$197.99
**Value Line Office Equipment	$100.00	$149.32	$175.29	$174.03	$223.44	$175.02

Common Stock Repurchases

As of December 31, 2007, the Company had $68.4 million under share repurchase authorizations from its Board of Directors. During 2007, the Company repurchased 6,561,416 shares of common stock at an aggregate cost of $383.3 million.

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

The following table summarizes purchases of the Company's common stock during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2007—10/31/2007	740,893	$56.74	740,893	$107,973,448
11/1/2007—11/30/2007	680,493	57.92	680,493	68,562,236
12/1/2007—12/31/2007	4,060	48.96	4,060	68,363,454

Total	1,425,446	$57.28	1,425,446

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

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2003 through 2007 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. See Note 1 to the Consolidated Financial Statements. The adoption of new accounting pronouncements, changes in certain accounting policies, reclassifications of discontinued operations and certain other reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated

Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,(9)
	2007	2006(1)	2005	2004(2)	2003
Income Statement Data:
Net sales	$4,646,399	$4,546,914	$4,279,089	$3,838,701	$3,652,413
Cost of goods sold	3,939,684	3,792,833	3,637,065	3,254,169	3,105,635

Gross profit	706,715	754,081	642,024	584,532	546,778
Operating expenses:
Warehousing, marketing and administrative expenses	502,810	516,234	471,193	422,595	406,446
Restructuring and other charges (reversal), net(3)	1,378	1,941	(1,331)	—	—

Total operating expenses	504,188	518,175	469,862	422,595	406,446

Operating Income	202,527	235,906	172,162	161,937	140,332
Interest expense	(13,109)	(8,276)	(3,050)	(3,324)	(6,816)
Interest income	1,197	970	342	362	262
Loss on early retirement of debt(4)	—	—	—	—	(6,693)
Other expense, net(5)	(14,595)	(12,786)	(7,035)	(3,488)	(4,826)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	176,020	215,814	162,419	155,487	122,259
Income tax expense	68,825	80,510	60,949	57,523	46,480

Income from continuing operations before cumulative effect of a change in accounting principle	107,195	135,304	101,470	97,964	75,779
(Loss) income from discontinued operations, net of tax	—	(3,091)	(3,969)	(7,993)	3,331

Income before cumulative effect of a change in accounting principle	107,195	132,213	97,501	89,971	79,110
Cumulative effect of a change in accounting principle(6)	—	—	—	—	(6,108)

Net income	$107,195	$132,213	$97,501	$89,971	$73,002

Net income per share—basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$3.92	$4.37	$3.08	$2.93	$2.29
(Loss) income from discontinued operations, net of tax	—	(0.10)	(0.12)	(0.24)	0.10
Cumulative effect of a change in accounting principle	—	—	—	—	(0.19)

Net income per common share—basic	$3.92	$4.27	$2.96	$2.69	$2.20

Net income per share—diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$3.83	$4.31	$3.02	$2.88	$2.27
(Loss) income from discontinued operations, net of tax	—	(0.10)	(0.12)	(0.23)	0.10
Cumulative effect of a change in accounting principle	—	—	—	—	(0.19)

Net income per common share—diluted	$3.83	$4.21	$2.90	$2.65	$2.18

Cash dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital(7)	$543,258	$551,556	$421,005	$545,552	$498,523
Total assets(7)	1,765,555	1,560,355	1,550,545	1,419,756	1,305,357
Total debt(8)	451,000	117,300	21,000	18,000	17,324
Total stockholders' equity	574,254	800,940	768,512	737,071	677,460
Statement of Cash Flows Data:
Net cash provided by operating activities	$218,054	$13,994	$236,067	$50,701	$171,015
Net cash used in investing activities	(197,898)	(18,624)	(171,748)	(13,378)	(14,279)
Net cash (used in) provided by financing activities	(13,188)	2,198	(62,680)	(32,032)	(164,416)
Other Data:
Pro forma amounts assuming the accounting change for EITF Issue No. 02-16:(6)
Net income	$107,195	$132,213	$97,501	$89,971	$79,110
Earnings per share:
Basic	$3.92	$4.27	$2.96	$2.69	$2.39
Diluted	$3.83	$4.21	$2.90	$2.65	$2.37

(1)
In 2006, the Company recorded $60.6 million, or $1.21 per diluted share in non-recurring favorable benefits from the Company's product content syndication program and certain marketing program changes.

(2)
During 2004, the Company recorded a pre-tax write-off of approximately $13.2 million in supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Canadian Division.

(3)
Reflects restructuring and other charges in the following years: 2007—$1.4 million charge for the 2006 Workforce Reduction Program. 2006—$6.0 million charge for the 2006 Workforce Reduction Program, partially offset by a $4.1 million reversal of previously established restructuring reserves. 2005—$1.3 million reversal of previously established restructuring reserves. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

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

(5)
Primarily represents the loss on the sale of certain trade accounts receivable through the Company's Receivables Securitization Program. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program" under Item 7 of this Annual Report.

(6)
Effective January 1, 2003, the Company adopted EITF Issue No. 02-16. As a result, during the first quarter of 2003 the Company recorded a non-cash, cumulative after-tax charge of $6.1 million, or $0.19 per diluted share, related to the capitalization into inventory of a portion of fixed promotional allowances received from vendors for participation in the Company's advertising publications.

(7)
In accordance with Generally Accepted Accounting Principles ("GAAP"), total assets exclude $248.0 million in 2007, $225.0 million in 2006 and 2005, $118.5 million in 2004 and $150.0 million in 2003 of certain trade accounts receivable sold through the Company's Receivables Securitization Program. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program" under Item 7 of this Annual Report.

(8)
Total debt includes current maturities.

(9)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified capitalized software costs from "Other Assets" to "Property, Plant and Equipment" beginning in the first quarter of 2006, with prior periods updated to conform to this presentation. For the years ended December 31, 2005, 2004 and 2003, $17.0 million, $3.7 million and $3.3 million, respectively, in operating cash outflows were reclassified as cash outflows from investing activities. The reclassification of capitalized software also resulted in a reclassification from "Other Assets" to "Property, Plant and Equipment" for 2005 of $17.0 million. Additionally, the Company reclassified certain offsets to "Accrued Liabilities" related to merchandise return reserves to "Inventory". This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. For the years ended December 31, 2006, 2005, 2004 and 2003, $7.0 million, $8.3 million, $6.6 million and $5.9 million, respectively, were reclassified to "Inventory" out of "Accrued Liabilities" with corresponding changes made to the Statement of Cash Flows within "Cash Flows From Operating Activities".

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

Overview and Recent Results

The Company is North America's largest broad line wholesale distributor of business products, with 2007 net sales of $4.6 billion. The Company sells its products through a national distribution network of 70 distribution centers to approximately 30,000 resellers, who in turn sell directly to end consumers.

Organic sales year-to-date through February 26, 2008, were up approximately 1.6% compared with the same period last year. Including incremental sales related to ORS Nasco, year-to-date 2008 revenues were up approximately 7.4%.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

  •
  While the macroeconomic environment that supports business-related spending remains uncertain, efforts are being made by the Company to manage all aspects of the business including a disciplined focus on cost control and working capital efficiency improvement.

  •
  On December 21, 2007, the Company completed the acquisition of ORS Nasco, a pure wholesale distributor of industrial supplies. ORS Nasco annual sales for 2007 were nearly $285 million; this acquisition provides United with a new growth platform beginning in 2008. The purchase price, net of cash acquired, was approximately $180 million.

  •
  Management will continue to focus on its six key value drivers, which it believes will help the Company reach important milestones: deliver profitable sales growth, drive out waste, grow private brands, optimize assets, leverage the potential of the ORS Nasco and Sweet Paper acquisitions and enhance the Company's marketing capabilities. Specifically, as part of the effort to drive out waste, several project teams have been engaged in identifying key areas of the business where Six Sigma and lean management tools are being used to reduce costs.

  •
  Total Company sales for 2007 grew 2.2% to $4.6 billion. Adjusted for one more sales day in 2007, sales were up 1.8% over 2006. Continued strong growth was seen in janitorial and breakroom supplies with solid growth in traditional office products. These improvements were partially offset by declines in the technology and furniture categories. The 2007 results include ORS Nasco effective with the acquisition date of December 21, 2007. The acquisition did not have a material impact on the overall sales growth rate for the year.

  •
  Gross margin as a percent of sales for 2007 was 15.2% versus 16.6% in 2006. Gross margin in 2006 benefited from $60.6 million of non-recurring gains related to the Company's product content syndication program and certain marketing program changes. Excluding these non-recurring items, gross margin for 2006 was 15.3%, or 4 basis points (bps) higher than 2007.

  •
  Cash flow increased in 2007 compared with 2006 reflecting working capital improvements made during 2007.

  •
  Significant progress was also made in optimizing the Company's assets over the past year as the Company continues to improve working capital efficiency and works toward achieving its optimal capital structure. In July 2007, the Company amended and restated its Five-Year Revolving Credit Agreement (July 2007 Credit Agreement) that, among other things, provided an additional $100 million in capacity. In October 2007, the Company entered into the 2007 Master Note Purchase Agreement under which it issued and sold $135 million of floating rate senior secured notes in a private placement. In December 2007, the Company also entered into an Amendment to its July 2007 Credit Agreement that provided for a Term Loan of $200 million in addition to the existing Revolving Credit Facility.

  •
  During the fourth quarter of 2007, the Company entered into two interest rate swap transactions to mitigate its floating rate risk on $335 million of London Interbank Offered Rate (LIBOR) based debt. These swap transactions effectively fix the interest rates at 4.674% and 4.075% for $135 million and $200 million of the Company's LIBOR based debt, respectively. These cash flow hedges are being accounted for under the principles outlined in the Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). See Note 20 of the Consolidated Financial Statements for more detail on the accounting for these transactions.

  •
  During 2007, the Company acquired approximately 6.6 million shares of common stock for $383 million under its publicly announced share repurchase programs. An additional $67.5 million or approximately 1.2 million shares were repurchased in 2008 through February 26, 2008. As of February 26, 2008, the Company had approximately $0.9 million remaining under its August 2007 Board share repurchase authorization. The Company anticipates that the Board of Directors will continue to consider share repurchases throughout 2008.

  •
  During 2007, the Company continued development of its technology enabled marketing capabilities. The Company published its new content and introduced its electronic catalog demonstrating its enhanced content and search capabilities. The Company is working with industry software providers to embed its electronic catalog content into their e-commerce solutions which will enhance the end-consumers' shopping experience and give our reseller customer a competitive advantage. SAP is continuing to invest in their SAP Hosted Solution for Business Products Resellers (the "Solution") which is aimed at providing independent dealers with an enhanced shopping experience for their customers to effectively run their businesses. While the roll-out process of this technology platform has been slowed to more fully develop the functionality and capabilities of the system, SAP anticipates being able to roll out enhanced products for dealers in late 2008.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company's subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175 million plus estimated working capital adjustments, a pre-closing tax benefit payment and other adjusting items. In total, the preliminary purchase price was $180.6 million, including $0.5 million in transaction costs and net of cash acquired subject to finalizing working capital adjustments. The acquisition will allow the Company to diversify its product offering and provides an entry into the wholesale industrial supplies market. The purchase price was financed through the addition of a $200 million Term Loan under the accordion feature of USSC's existing credit agreement. The purchase price is also subject to certain post-closing adjustments. The Company's Consolidated Financial Statements include ORS Nasco's results of operations from December 22, 2007 and are not deemed material for purposes of providing pro forma financial information. The transaction is expected to be accretive to United's earnings beginning in 2008.

ORS Nasco is a pure wholesale distributor of industrial supplies, with annual sales in 2007 of approximately $285 million. The company sells exclusively to independent distributors, stocking approximately 60,000 items and offering thousands of additional premium branded and private label products from approximately 500 manufacturers. ORS Nasco sells to approximately 7,000 independent distributors in multiple channels, including industrial, MRO (maintenance, repair and operations), safety, construction, welding, and oil field services. It serves a very diverse customer base through eight distribution centers strategically located across the United States, and is headquartered in Muskogee, Oklahoma.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on a preliminary purchase price allocation, the preliminary purchase price of $180.6 million, net of cash received, has resulted in goodwill and intangible assets of $89.7 million and $44.6 million, respectively. Neither the goodwill nor the intangible assets are expected to generate a tax deduction. The intangible assets purchased include unamortizable intangibles of $12.3 million that have indefinite lives while the remaining $32.3 million in intangible assets acquired is amortizable. The weighted average useful life of intangibles is expected to be approximately 14 years. The Company recorded amortization for these intangibles from December 22, 2007 through year end. Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Critical Accounting Policies, Judgments and Estimates

The Company's significant accounting policies are more fully described in Note 2 of the Consolidated Financial Statements. As described in Note 2, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates. The Company believes that such differences would have to vary significantly from historical trends to have a material impact on the Company's financial results.

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

In 2007, approximately 15% of the Company's estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 85% of the Company's estimated supplier allowances and incentives in 2007 were variable, based on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (primarily because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach supplier allowance growth hurdles.

Fixed supplier allowances traditionally represented 40% to 45% of the Company's total annual supplier allowances, compared to the 15% referenced above. This ratio has declined significantly as the Company's 2007 supplier contracts eliminated the majority of the historical fixed component and replaced it with a variable allowance based on product purchases. The Company transitioned to a calendar year program with its 2006 Supplier Allowance Program for product content syndication. This change altered the year-over-year timing on recognizing related income, which resulted in a non-recurring positive impact to gross margin of $41.6 million during 2006.

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

During 2006, the Company changed the timing of certain marketing programs impacting catalog charges and related customer rebates, which resulted in a non-recurring favorable impact to gross margin of $19.0 million.

  Revenue Recognition

Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management establishes a reserve and records an estimate for future product returns related to revenue recognized in the current period. This estimate requires management to make certain estimates and judgments, including estimating the amount of future returns of products sold in the current period. This estimate is based on historical product-return trends and the loss of gross margin associated with those returns. This methodology involves some risk and uncertainty due to its dependence on historical information for product returns and gross margins to record an estimate of future product returns. If actual product returns on current period sales differ from historical trends, the amounts estimated for product returns (which reduce net sales) for the period may be overstated or understated, causing actual results of operations or financial condition to differ from those expected.

  Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process. First, management reviews specific customer accounts receivable balances and specific customer circumstances to determine whether a further allowance is necessary. As part of this specific-customer analysis, management considers items such as bankruptcy filings, litigation, government investigations, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances. Second, a set of general allowance percentages are applied to accounts receivable generated as a result of sales. These percentages are based on historical trends for customer write-offs. Periodically, management reviews these allowance percentages, adjusting for current information and trends.

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

  Inventories

Inventory constituting approximately 81% and 82% of total inventory as of December 31, 2007 and 2006, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $60.4 million and $52.2 million higher than reported as of December 31, 2007 and December 31, 2006, respectively. The increase in the LIFO reserve, which increased cost of sales by $8.2 million, was partially offset by reduced cost of sales resulting from decrements in certain LIFO pools. During 2007, inventory quantities for the portion of inventory accounted for under the LIFO accounting method were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The effect of these liquidations decreased cost of sales by approximately $3.7 million.

The Company records adjustments for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

  Derivative Financial Instruments

The Company's risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. The policies do not allow such derivative financial instruments to be used for speculative purposes. At this time, the Company primarily uses interest rate swaps which are subject to the management, direction and control of our financial officers. Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval.

All derivatives are recognized on the balance sheet date at their fair value. All derivatives in a net receivable position are included in "Other assets", and those in a net liability position are included in "Other long-term liabilities". The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with SFAS No. 133 as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with SFAS No. 133. At this time, this has not occurred as all cash flow hedges contain no ineffectiveness. See Note 20 on "Derivative Financial Instruments" for further detail.

  Income taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS No. 109"). The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities.

The current and deferred tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, the tax effects from uncertain tax positions are recognized in the financial statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The Company also accounts for interest and penalties related to uncertain tax positions as a component of income tax expense. See "New Accounting Pronouncements", below, for more information on FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48").

  Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires using certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2007 was $7.4 million, compared to $8.8 million in 2006 and $8.1 million in 2005. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2007 of approximately $4.1 million and increased the year-end projected benefit obligation by $18.3 million.

Costs associated with the Company's postretirement health benefits plan were $0.1 million, $0.1 million and $0.9 million for 2007, 2006 and 2005, respectively. The accrued postretirement benefit obligation declined during 2006 as a result of a change in the estimated plan participation rate. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2007 of approximately $0.1 million and increased the year-end accumulated postretirement benefit obligation by $0.5 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap of 3% provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Pension plan assumptions:
Assumed discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.00%	6.00%

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

Results for the Years Ended December 31, 2007, 2006 and 2005

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	84.79	83.42	85.00

Gross margin	15.21	16.58	15.00
Operating expenses:
Warehousing, marketing and administrative expenses	10.82	11.35	11.01
Restructuring and other charges (reversals), net	0.03	0.04	(0.03)

Total operating expenses	10.85	11.39	10.98

Operating income	4.36	5.19	4.02
Interest expense, net	0.26	0.16	0.06
Other expense, net	0.31	0.28	0.16

Income from continuing operations before income taxes	3.79	4.75	3.80
Income tax expense	1.48	1.77	1.43

Income from continuing operations	2.31	2.98	2.37
Loss from discontinued operations, net of tax	—	(0.07)	(0.09)

Net income	2.31%	2.91%	2.28%

The above table includes all non-recurring items that are separately itemized in the tables below for 2007 and 2006. Operating expenses for 2005 were also impacted by a non-recurring charge related to a $1.3 million reversal of restructuring reserves for the 2002 and 2001 Restructuring Plans.

Adjusted Operating Income and Diluted Earnings Per Share

The following table presents Adjusted Operating Income and Diluted Earnings Per Share for the years ended December 31, 2007 and 2006 (in thousands, except per share data). The table shows Adjusted Operating Income and Diluted Earnings per Share excluding the non-recurring effects of product content syndication/marketing programs, the write-off of capitalized software (see "Comparison of Results for the Years Ended December 31, 2007 and 2006" below for more detail), restructuring charges and reversals and the loss on the discontinued operations of the Canadian Division. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2007		2006
	Amount	% to Net Sales	Amount	% to Net Sales
Sales	$4,646,399	100.00%	$4,546,914	100.00%

Gross profit	$706,715	15.21%	$754,081	16.58%
Product content syndication/marketing programs	—	—	(60,623)	-1.33%

Adjusted gross profit	$706,715	15.21%	$693,458	15.25%

Operating expenses	$504,188	10.85%	$518,175	11.39%
Write-off of capitalized software	—	—	(6,745)	-0.15%
Restructuring charge related to
workforce reduction	(1,378)	-0.03%	(6,036)	-0.13%
Restructuring reversal	—	—	4,095	0.09%

Adjusted operating expenses	$502,810	10.82%	$509,489	11.20%

Operating income	$202,527	4.36%	$235,906	5.19%
Gross profit item noted above	—	—	(60,623)	-1.33%
Operating expense items noted above	1,378	0.03%	8,686	0.19%

Adjusted operating income	$203,905	4.39%	$183,969	4.05%

Net income per share—diluted	$3.83		$4.21
Per share gross profit item noted above	—		(1.21)
Per share operating expense items noted above	0.03		0.17
Add back loss on discontinued operations	—		0.10

Adjusted net income per share—diluted	$3.86		$3.27

Adjusted net income per diluted share growth rate over the prior year period	18%
Weighted average number of common shares—diluted	27,976		31,371

Comparison of Results for the Years Ended December 31, 2007 and 2006

Net Sales.    Net sales for the year ended December 31, 2007 were $4.6 billion, up 2.2%, compared with $4.5 billion in 2006. The twelve-month period ended December 31, 2007 had one more selling day compared with the same period of 2006. Adjusted for this change in workdays, sales grew 1.8%. The following table shows net sales by product category for 2007 and 2006 (in millions):

	Years Ended December 31,
	2007	2006
Technology products	$1,729	$1,767
Traditional office products (including cut-sheet paper)	1,374	1,315
Janitorial and breakroom supplies	925	849
Office furniture	535	536
Freight revenue	77	70
Industrial supplies	3	—
Other	3	10

Total net sales	$4,646	$4,547

Sales in the technology products category declined 2.2% in 2007 compared to 2006. This category continues to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 37% for 2007. Competitive pressures and continued focus on margin management have led to declines in this area of the business.

Sales of traditional office products in 2007 grew approximately 4.5% versus 2006. Traditional office supplies represented approximately 30% of the Company's consolidated net sales for 2007. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in new emerging channels.

Sales growth in the janitorial and breakroom supplies category remained strong, rising approximately 9% in 2007 compared to 2006. This category accounted for nearly 20% of the Company's 2007 consolidated net sales. Growth in this category was primarily due to volume increases in foodservice and paper products aided by improved service levels, breadth of line, new catalogs and marketing efforts. A new multi-year agreement signed in the fourth quarter 2007 with a major account also contributed to this increase.

Office furniture sales in 2007 were flat compared to 2006. Office furniture accounted for approximately 12% of the Company's 2007 consolidated net sales.

Sales of industrial supplies accounted for less than 1% of the Company's net sales in 2007 as the acquisition of ORS Nasco was not completed until late December.

The remaining 1% of the Company's consolidated net sales came from freight and advertising revenue.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2007 was $706.7 million, compared to $754.1 million in 2006. The gross margin rate (gross profit as a percentage of net sales) for 2007 was 15.2%, as compared to 16.6% for 2006. The decline in gross profit dollars and rate is partially attributable to incremental income in 2006 related to the Company's product content syndication program and marketing program changes. These non-recurring benefits accounted for $60.6 million or 133 basis points. Adjusting for this item, the gross margin rate in 2006 was 15.3% or 4 bps higher than 2007. Successful management efforts in key margin components including supplier allowances (17 bps) were partially offset by lower levels of buy-side inflation (21 bps).

Operating Expenses.    Operating expenses for 2007 totaled $504.2 million, or 10.9% of net sales, compared with $518.2 million, or 11.4% of net sales in 2006. Operating expenses in 2007 include a $1.4 million restructuring charge related to finalizing the 2006 Workforce Reduction Program. During 2006, operating expenses were unfavorably affected by a $6.0 million restructuring charge reflecting the workforce reduction and a $6.7 million charge related to the write-off of the Company's internal systems initiative. These effects were partially offset by a $4.1 million reversal of a prior-period restructuring charge. Adjusting for these non-recurring items, operating expenses in 2007 and 2006 were 10.8% and 11.2% as a percentage of net sales. The 38 bp improvement in operating expenses is mainly due to reduced payroll and employee related expenses as a result of the previously mentioned workforce reduction.

Interest Expense, net.    Net interest expense for 2007 was $11.9 million, compared with $7.3 million in 2006. The increase in interest expense in 2007 was attributable to higher borrowings for the increased stock repurchases and acquisition of ORS Nasco, offset by lower average rates.

Other Expense, net.    Other Expense for 2007 was $14.6 million, compared with $12.8 million in 2006. Net Other Expense for 2007 and 2006 primarily reflected costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program. The 2007 increase is due primarily to incremental sales of accounts receivable.

Income from Continuing Operations before Income Taxes.    Income from continuing operations before income taxes for 2007 totaled $176.0 million compared to $215.8 million in 2006.

Income Taxes.    Income tax expense was $68.8 million in 2007, compared with $80.5 million in 2006. The Company's effective tax rate was 39.1% in 2007, compared to 37.3% in 2006. This effective tax rate increase relates to higher income tax contingencies and the mix of income between jurisdictions and legal entities.

Income From Continuing Operations.    Income from continuing operations for 2007 totaled $107.2 million, or $3.83 per diluted share, compared with $135.3 million, or $4.31 per diluted share, in 2006. Adjusting for the impact of the non-recurring items noted above, diluted earnings per share from continuing operations were $3.86 per share in 2007 versus $3.17 per share in 2006.

Loss From Discontinued Operations.    On June 9, 2006, the Company sold its Canadian Division. The after-tax loss from discontinued operations totaled $3.1 million, or $0.10 per diluted share for the year ended December 31, 2006.

Net Income.    Net income for 2007 totaled $107.2 million, or $3.83 per diluted share, compared with net income of $132.2 million, or $4.21 per diluted share for 2006. Adjusting for the impact of the non-recurring items noted above, diluted earnings per share were $3.86 per share in 2007 versus $3.27 per share in 2006.

Comparison of Results for the Years Ended December 31, 2006 and 2005

Net Sales.    Net sales for the year ended December 31, 2006 were $4.5 billion, up 6.3%, compared with $4.3 billion in 2005. The twelve-month period ended December 31, 2006 had one less selling day compared with the same period of 2005. The acquisition of Sweet Paper on May 31, 2005 added approximately 2.5% to the overall net sales growth. The following table shows net sales by product category for 2006 and 2005 (in millions):

	Years Ended December 31,
	2006	2005
Technology products	$1,767	$1,729
Traditional office products (including cut-sheet paper)	1,315	1,261
Janitorial and breakroom supplies	849	699
Office furniture	536	520
Freight revenue	70	59
Other	10	11

Total net sales	$4,547	$4,279

Sales in the technology products category grew just over 2% in 2006 compared to 2005. This category continued to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 39% for 2006. This category benefited from continued strength in the printer imaging business and expansion of the Company's private label products within this category.

Sales of traditional office products in 2006 grew approximately 4% versus 2005. Traditional office supplies represented approximately 29% of the Company's consolidated net sales for 2006. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in individual categories such as school supplies.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising more than 21% in 2006 compared to 2005 and this category accounted for approximately 19% of the Company's 2006 consolidated net sales. Growth in this category was primarily due to additional sales resulting from the Sweet Paper acquisition (see "Acquisition of Sweet Paper" caption in Note 4 to the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). Sales also increased due to the roll out of a nationwide foodservice consumables product offering.

Office furniture sales in 2006 increased 3% compared to 2005. Office furniture accounted for nearly 12% of the Company's 2006 consolidated net sales.

The remaining 1% of the Company's consolidated net sales for 2006 represents freight and advertising revenue.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2006 was $754.1 million compared to $642.0 million in 2005. The increase in gross profit dollars was primarily due to higher net sales and a higher margin rate as well as non-recurring income related to the Company's product content syndication program and marketing program changes.

The gross margin rate (gross profit as a percentage of net sales) for 2006 was 16.6%, as compared to 15.0% for 2005. The gross margin rate was favorably impacted by non-recurring benefits resulting from the Company's product content syndication program and certain marketing program changes of $60.6 million, or 133 basis points, incremental supplier allowances of 32 basis points due to the mix of product purchases and higher purchase volumes, and a higher pricing margin rate of 26 basis points resulting from changes in the Company's pricing programs. These favorable components of gross margin were partially offset by unfavorable inventory related items of 20 basis points.

Operating Expenses.    Operating expenses for 2006 totaled $518.2 million, or 11.4% of net sales, compared with $469.9 million, or 11.0% of net sales in 2005. Operating expenses as a percentage of net sales in 2006 were impacted by the non-recurring items noted above under "Comparison of Results for the Years Ended December 31, 2007 and 2006". Operating expenses for 2005 include a $1.3 million reversal of restructuring reserves related to the 2002 and 2001 Restructuring Plans. Adjusting for these non-recurring items, operating expenses increased from 11.0% of net sales in 2005 to 11.2% of net sales in 2006. The increase was primarily due to (1) $8.0 million in equity compensation expense which began being expensed in 2006 due to new accounting rules; (2) an increase in payroll and employee related expenses of $40.9 million; and partially offset by (3) a $6.7 million gain on the sale of the Company's Edison, New Jersey and Pennsauken, New Jersey distribution centers in 2006.

Interest Expense, net.    Net interest expense for 2006 was $7.3 million, compared with $2.7 million in 2005. The increase in interest expense in 2006 was attributable to higher borrowings combined with higher interest rates.

Other Expense, net.    Net Other Expense for 2006 was $12.8 million, compared with $7.0 million in 2005. Net Other Expense for 2006 and 2005 primarily reflected costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program. The 2006 increase is due primarily to incremental sales of accounts receivable to fund the Sweet Paper acquisition, which closed on May 31, 2005 and to fund higher working capital requirements.

Income Taxes.    Income tax expense was $80.5 million in 2006, compared with $60.9 million in 2005. The Company's effective tax rate was 37.3% in 2006, compared to 37.5% in 2005.

Income From Continuing Operations.    Income from continuing operations for 2006 totaled $135.3 million, or $4.31 per diluted share, compared with $101.5 million, or $3.02 per diluted share, in 2005. Adjusting for the impact of the non-recurring items noted above, diluted earnings per share from continuing operations were $3.17 per share in 2006 versus $3.00 per share in 2005.

Loss From Discontinued Operations.    On June 9, 2006, the Company sold its Canadian Division. The after-tax loss from discontinued operations totaled $3.1 million, or $0.10 per diluted share for the year ended December 31, 2006, compared with a loss of $4.0 million, or $0.12 per diluted share for the same period of 2005.

Net Income.    Net income for 2006 totaled $132.2 million, or $4.21 per diluted share, compared with net income of $97.5 million, or $2.90 per diluted share for 2005. Adjusted for the non-recurring items noted above, diluted earnings per share was $3.27 for 2006 and $2.88 for 2005.

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

The Company's outstanding debt under GAAP, together with funds generated from the sale of accounts receivable under the Company's off-balance sheet Receivables Securitization Program (as defined below), consisted of the following amounts (in thousands):

	As of December 31, 2007	As of December 31, 2006
2007 Credit Agreement—Revolving Credit Facility	$109,200	$110,500
2007 Credit Agreement—Term Loan	200,000	—
2007 Master Note Purchase Agreement	135,000	—
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800

Debt under GAAP	451,000	117,300
Accounts receivable sold(1)	248,000	225,000

Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	699,000	342,300
Stockholders' equity	574,254	800,940

Total capitalization	$1,273,254	$1,143,240

Adjusted debt-to-total capitalization ratio	54.9%	29.9%

(1)
See discussion below under "Off-Balance Sheet Arrangements—Receivables Securitization Program"

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as "Debt under GAAP"). Under GAAP, accounts receivable sold under the Company's Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivable sold to be a financing mechanism. The Company therefore believes it is helpful to provide readers of its financial statements with a measure ("adjusted debt") that adds accounts receivable sold to debt and calculates debt-to-total capitalization on the same basis. A reconciliation of these non-GAAP measures is provided in the table above. Adjusted debt and the adjusted-debt-to-total-capitalization ratio are provided as additional liquidity measures.

In accordance with GAAP, total debt outstanding at December 31, 2007 increased by $333.7 million to $451.0 million from the balance at December 31, 2006. This resulted from an increase in borrowings under the 2007 Credit Agreement with the $200 million Term Loan and the $135 million private placement previously described. Adjusted debt as of December 31, 2007 increased by $356.7 million from the balance at December 31, 2006 as a result of a $23.0 million increase in the amount sold under the Company's Receivables Securitization Program and the increase of $333.7 million in debt previously described.

At December 31, 2007, the Company's adjusted debt-to-total capitalization ratio was 54.9%, compared to 29.9% at December 31, 2006.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2007, is summarized below (in millions):

Availability
Maximum financing available under:
2007 Credit Agreement—Revolving Credit Facility	$425.0
2007 Credit Agreement—Term Loan	200.0
2007 Master Note Purchase Agreement(1)	135.0
Receivables Securitization Program(2)	248.0
Industrial Development Bond	6.8

Maximum financing available		$1,014.8
Amounts utilized:
2007 Credit Agreement—Revolving Credit Facility	109.2
2007 Credit Agreement—Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program	248.0
Outstanding letters of credit	19.5
Industrial Development Bond	6.8

Total financing utilized		718.5

Available financing, before restrictions		296.3

Restrictive covenant limitation		80.2

Available financing as of December 31, 2007		$216.1

(1)
Effective October 15, 2007, the maximum financing available increased by $135 million when the Company entered into a Master Note Purchase Agreement and sold $135 million of floating rate senior secured notes as described further in "Credit Agreement and Other Debt" below. The 2007 Master Note Purchase Agreement allows USSC to borrow up to $1 billion of senior secured notes of which $135 million have been issued and sold thus far.

(2)
The Receivables Securitization Program provides for maximum funding available of the lesser of $250 million or the total amount of eligible receivables sold.

Restrictive covenants, most notably the leverage ratio covenant under the 2007 Credit Agreement and the 2007 Master Note Purchase Agreement (both as defined in Note 9 of the Consolidated Financial Statements) may separately limit total available financing at points in time, as further discussed below. As of December 31, 2007, the leverage ratio covenant in the 2007 Credit Agreement restricted the Company's ability to borrow the full available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2007 (in thousands):

	Payment due by period
Contractual obligations	2008	2009 & 2010	2011 & 2012	Thereafter	Total
Long-term debt	$—	$—	$316,000	$135,000	$451,000
Fixed interest payments on long-term debt(1)	16,215	32,430	28,120	331	77,096
Operating leases	52,166	80,489	48,661	55,784	237,100
Purchase obligations	7,103	2,819	467	—	10,389

Total contractual cash obligations	$75,484	$115,738	$393,248	$191,115	$775,585

(1)
The Company has entered into two interest rate swap transactions on a portion of its long-term debt. The fixed interest payments noted in the table are based off of the notional amounts and fixed rates inherent in the two swap transactions and related debt instruments. For more detail see Note 20, "Derivative Financial Instruments", in the Notes to the Consolidated Financial Statements. In addition, the Company has $116 million of long-term debt that is based on variable market rates. The projected interest payments on this portion of the Company's long-term debt is not included in this table. See Note 9, "Long-Term Debt" for further detail.

As of December 31, 2007, the Company had unconditional purchase obligations of $10.4 million related to equipment for the new Orlando facility and various software maintenance agreements and other information technology projects.

At December 31, 2007, the Company has a liability for unrecognized tax benefits of $9.2 million as discussed in Note 15, "Income Taxes", and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

  Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the "2007 Credit Agreement"). The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million. Interest on both the Revolving Credit Facility and the Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company's debt to EBITDA ratio (or "Leverage Ratio," as defined in the 2007 Credit Agreement). The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company's ability to incur additional debt. The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the term loan.

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the "2007 Note Purchase Agreement") with several purchasers. The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to the debt restrictions contained in the 2007 Credit Agreement. Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the

"Series 2007-A Notes"). Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008. USSC may issue additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time. USSC used the proceeds from the sale of these notes to repay borrowings under the 2007 Credit Agreement.

On November 6, 2007, USSC, entered into an interest rate swap transaction (the "November 2007 Swap Transaction") with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction has an effective date of January 15, 2008 and a termination date of January 15, 2013.

On December 20, 2007, USSC entered into an interest rate swap transaction (the "December 2007 Swap Transaction") with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction has an effective date of December 21, 2007 and a termination date of June 21, 2012.

As of December 31, 2007 and December 31, 2006, the Company had outstanding letters of credit under the 2007 Credit Agreement and its predecessor agreement of $19.5 million and $17.3 million, respectively.

At December 31, 2007 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.8 million in interest expense, on a pre-tax basis, and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

Refer to Note 9 "Long-Term Debt" for further descriptions of the provisions of 2007 Credit Agreement.

Off-Balance Sheet Arrangements—Receivables Securitization Program

  General

USSC maintains a third-party accounts receivable securitization program (the "Receivables Securitization Program" or the "Program"). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Facility (the "2006 Credit Agreement") which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Credit Agreement. During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million. Under the Receivables Securitization Program, USSC ultimately sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables

Company under 364-day liquidity facilities. Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 23, 2007. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity.

As of December 31, 2007, the Company has chosen to sell $248 million of interests in trade accounts receivable to the trust.

Cash Flows

Cash flows for the Company for the years ended December 31, 2007, 2006 and 2005 are summarized below (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$218,054	$13,994	$236,067
Net cash used in investing activities	(197,898)	(18,624)	(171,748)
Net cash (used in) provided by financing activities	(13,188)	2,198	(62,680)

  Cash Flows From Operations

The Company's cash flow from operations are generated primarily from net income before depreciation and amortization and changes in working capital. Net cash provided by operating activities for the year ended December 31, 2007 totaled $218.1 million, compared with $14.0 million and $236.1 million in 2006 and 2005, respectively. Net cash from operations in 2007 was positively impacted by working capital improvements versus 2006 particularly in inventory and payables. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company's operating cash flows for 2007 were $195.1 million, compared to $14.0 million in 2006 and $129.6 million in 2005.

Operating cash flows in 2007 were primarily attributed to:

  (1)
  net income of $107.2 million;
  (2)
  depreciation and amortization of $42.7 million;
  (3)
  an increase in accounts payable of $42.7 million;
  (4)
  a decline in inventories of $14.4 million; and
  (5)
  an increase in accrued liabilities of $21.6 million, offset by
  (6)
  a $26.6 million increase in accounts receivable, excluding the impacts of accounts receivable sold; and
  (7)
  a $6.2 million increase in other assets.

Operating cash flows in 2006 were due to:

  (1)
  net income of $132.2 million;
  (2)
  depreciation and amortization expense of $38.2 million;
  (3)
  the write-off of capitalized software development costs of $6.5 million;
  (4)
  a $5.9 million loss on the sale of the Canadian Division;
  (5)
  a $5.9 million increase in accrued liabilities, offset by
  (6)
  a $37.5 million increase in accounts receivable, excluding the impacts of accounts receivables sold;
  (7)
  a $63.3 million decrease in accounts payable;
  (8)
  a $51.3 million reduction in deferred credits;
  (9)
  an increase in inventory of $7.4 million;

  (10)
  a $5.5 million increase in other assets; and
  (11)
  a $5.5 million gain on the sale of property, plant and equipment.

Net cash provided by operating activities for the year ended December 31, 2006 totaled $14.0 million, compared with $236.1 million in 2005. Net cash from operations in 2006 was negatively impacted unfavorable changes in working capital partially offset by higher net income. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company's operating cash flows for 2006 were $14.0 million, compared to $129.6 million in 2005.

Operating cash flows in 2005 were due to:

  (1)
  net income of $97.5 million;
  (2)
  depreciation and amortization expense of $32.1 million;
  (3)
  a $15.3 million increase in accrued liabilities;
  (4)
  a $13.6 million increase in accounts payable;
  (5)
  a $4.2 million increase in deferred credits, offset by
  (6)
  an increase in inventory of $25.7 million;
  (7)
  a $11.0 million increase in accounts receivable, excluding the impacts of accounts receivables sold; and
  (8)
  a $7.4 million increase in other assets.

The Company views accounts receivable sold through its Receivables Securitization Program (the "Program") to be a financing mechanism based on the following considerations and reasons:

  •
  The Program typically is the Company's preferred source of floating rate financing, primarily because it generally carries a lower cost than other traditional borrowings;

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

  •
  Provisions of the 2007 Credit Agreement and the 2007 Note Purchase Agreement aggregate true debt (including borrowings under the Credit Facility) together with the balance of accounts receivable sold under the Program into the concept of "Consolidated Funded Indebtedness." This effectively treats the Program as debt for purposes of requirements and covenants under those agreements; and

  •
  For purposes of managing working capital requirements, the Company evaluates working capital before any sale of accounts receivables sold through the Program to assess accounts receivable requirements and performance of such measures as days outstanding and working capital efficiency.

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the years ended December 31, 2007, 2006 and 2005 is provided below as an additional liquidity measure (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net cash provided by operating activities	$218,054	$13,994	$236,067
Excluding the change in accounts receivable sold	(23,000)	—	(106,500)

Net cash provided by operating activities excluding the effects of receivables sold	$195,054	$13,994	$129,567

Cash Flows From Financing Activities:
Net cash (used in) provided by financing activities	$(13,188)	$2,198	$(62,680)
Including the change in accounts receivable sold	23,000	—	106,500

Net cash provided by financing activities including the effects of receivables sold	$9,812	$2,198	$43,820

  Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 was $197.9 million, $18.6 million and $171.7 million, respectively. During 2007, the Company used cash for investing activities to acquire ORS Nasco, for approximately $180.6 million, net of cash acquired (see "Acquisition of ORS Nasco Holding, Inc." above). Gross capital spending in 2007 was $18.7 million. During 2006, cash used in investing activities included $46.7 million in capital expenditures for IT systems, infrastructure and ongoing operations, partially offset by $14.8 million in proceeds primarily from the sale of the Company's Edison and Pennsauken facilities both located in New Jersey and $13.3 million in cash proceeds from the sale of the Company's Canadian Division (see "Sale of Canadian Division" above). A final payment related to the sale of the Canadian Division was then received in 2007 for $1.3 million. During 2005, the Company used cash for investing activities to acquire Sweet Paper for $123.5 million, net of cash acquired (see "Acquisition of Sweet Paper" caption in Note 4 to the Company's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K), and net capital expenditures for ongoing operations of $48.3 million. The Company expects gross capital spending (before the impact of any sales proceeds) for 2008 to be in the range of $25 million to $35 million.

  Cash Flows From Financing Activities

The Company's cash flow from financing activities is largely dependent on levels of borrowing under the Company's credit agreements and the acquisition or issuance of treasury stock.

Net cash used by financing activities for 2007 totaled $13.2 million, compared to a source of cash of $2.2 million in 2006 and use of cash of $62.7 million in 2005. In 2007, the Company repurchased 6,561,416 shares of its common stock at an aggregate cost of $383.3 million. In addition, for 2007 the Company's financing activities included the addition of a $135 million private placement note and a $200 million Term Loan, both previously described above. Net proceeds from stock option exercises were also $29.0 million in 2007. During 2006, the Company repurchased 2,626,275 shares of its common stock at an aggregate cost of $124.7 million, offset by borrowings of $96.3 million under the Credit Agreement's Revolving Credit Facility and $26.2 million from the net proceeds of stock options exercised. During 2005, the Company repurchased 1,794,685 shares of its common stock at an aggregate cost of $84.5 million. This cash outflow was partially offset by $19.6 million in net proceeds from the exercise of stock options.

Seasonality

The Company experiences seasonality in its working capital needs, with highest requirements in December through February, reflecting a build-up in inventory prior to and during the peak January sales period. See the information under the heading "Seasonality" in Part I, Item 1 of this Annual Report on Form 10-K. The Company believes that its current availability is sufficient to satisfy the seasonal working capital needs for the foreseeable future.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 141(R), Business Combinations ("SFAS No. 141(R)"), which is a revision to SFAS No. 141, Business Combinations, originally issued in June 2001. The revised statement retains the fundamental requirements of SFAS No. 141 but does define the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of SFAS No. 141(R) are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions noted in the Statement. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date. Finally, the new Statement makes a number of other significant amendments to other Statements and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requires the expensing of transaction costs directly related to an acquisition. This new Statement is not effective until fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its financial position and/or its results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160"), which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial position and/or its results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. For additional information regarding FIN No. 48, see Note 15 "Income Taxes".

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and/or results of operations.

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan's projected benefit obligation. Under SFAS No. 158, employers are also required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company adopted the required provisions of SFAS No. 158 as of December 31, 2006, while the requirement to measure a plan's assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting the measurement date provisions of this Statement on its financial position and/or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which permits all entities to choose to measure eligible financial instruments at fair value at specific election dates. SFAS No. 159 requires companies to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement on its financial position and/or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at December 31, 2007 of $451.0 million, $248.0 million of receivables sold under the Receivables Securitization Program and the Company's $94.8 million retained interest in the trust (as defined).

As of December 31, 2007, 100% of the Company's outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the LIBOR or the applicable commercial paper rates related to the Receivables Securitization Program. As of December 31, 2007, the applicable bank prime interest rates used for the Company's various borrowings was 7.25% and the average rate for LIBOR borrowing was approximately 6.05%. While the Company does have $451 million of outstanding LIBOR based debt at December 31, 2007, the Company has hedged $335 million of this debt with two separate interest rate swaps previously mentioned and further discussed in Note 2, "Summary of Significant Accounting Policies", and Note 20, "Derivative Financial Instruments", to the Consolidated Financial

Statements. At year-end funding levels, a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.8 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment. That assessment was supported by testing and monitoring performed both by the Company's Internal Audit organization and its Finance organization.

On December 21, 2007, the Company acquired ORS Nasco Holding, Inc. (ORS Nasco). Consistent with published guidance of the Securities and Exchange Commission, the Company excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, ORS Nasco's internal control over financial reporting. Total assets and revenues from the ORS Nasco acquisition represent $221.8 million and $2.9 million, respectively of the related consolidated financial statements of United Stationers Inc. as of and for the year ended December 31, 2007.

Based on that assessment, management concluded that as of December 31, 2007, the Company's internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which appears on page 40 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of United Stationers Inc.

We have audited United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ORS Nasco, Inc. (ORS Nasco), which is included in the 2007 consolidated financial statements of United Stationers Inc. Total assets and revenues from the ORS Nasco acquisition represent $221.8 million and $2.9 million, respectively, of the related consolidated financial statements of United Stationers Inc. as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of United Stationers Inc. also did not include an evaluation of the internal control over financial reporting of ORS Nasco.

In our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109"; effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment"; and effective December 31, 2006, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois February 27, 2008

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net sales	$4,646,399	$4,546,914	$4,279,089
Cost of goods sold	3,939,684	3,792,833	3,637,065

Gross profit	706,715	754,081	642,024
Operating expenses:
Warehousing, marketing and administrative expenses	502,810	516,234	471,193
Restructuring charge (reversal), net	1,378	1,941	(1,331)

Total operating expenses	504,188	518,175	469,862

Operating income	202,527	235,906	172,162
Interest expense	13,109	8,276	3,050
Interest income	(1,197)	(970)	(342)
Other expense, net	14,595	12,786	7,035

Income from continuing operations before income taxes	176,020	215,814	162,419
Income tax expense	68,825	80,510	60,949

Income from continuing operations	107,195	135,304	101,470
Loss from discontinued operations, net of tax	—	(3,091)	(3,969)

Net income	$107,195	$132,213	$97,501

Net income per share — basic:
Net income per share — continuing operations	$3.92	$4.37	$3.08
Net loss per share — discontinued operations	—	(0.10)	(0.12)

Net income per share — basic	$3.92	$4.27	$2.96

Average number of common shares outstanding — basic	27,323	30,956	32,949
Net income per share — diluted:
Net income per share — continuing operations	$3.83	$4.31	$3.02
Net loss per share — discontinued operations	—	(0.10)	(0.12)

Net income per share — diluted	$3.83	$4.21	$2.90

Average number of common shares outstanding — diluted	27,976	31,371	33,612

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,957	$14,989
Accounts receivable, less allowance for doubtful accounts of $13,351 in 2007 and $14,481 in 2006	321,305	273,893
Retained interest in receivables sold, less allowance for doubtful accounts of $5,894 in 2007 and $4,736 in 2006	94,809	107,149
Inventories	715,161	681,118
Other current assets	38,595	36,671

Total current assets	1,191,827	1,113,820
Property, plant and equipment, at cost:
Land	13,209	13,216
Buildings	65,406	60,434
Fixtures and equipment	268,979	245,488
Leasehold improvements	19,943	18,965
Capitalized software costs	56,480	51,709

Total property, plant and equipment	424,017	389,812
Less — accumulated depreciation and amortization	250,894	208,334

Net property, plant and equipment	173,123	181,478
Intangible assets, net	68,756	26,756
Goodwill	315,526	225,816
Other	16,323	12,485

Total assets	$1,765,555	$1,560,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$448,608	$382,625
Accrued liabilities	199,839	179,156
Deferred credits	122	483

Total current liabilities	648,569	562,264
Deferred income taxes	30,172	17,044
Long-term debt	451,000	117,300
Other long-term liabilities	61,560	62,807

Total liabilities	1,191,301	759,415
Stockholders' equity:
Common stock, $0.10 par value; authorized — 100,000,000 shares, issued — 37,217,814 in 2007 and 2006	3,722	3,722
Additional paid-in capital	376,379	360,047
Treasury stock, at cost — 12,645,513 shares in 2007 and 7,172,932 shares in 2006	(650,187)	(297,815)
Retained earnings	859,292	750,322
Accumulated other comprehensive loss, net of tax	(14,952)	(15,336)

Total stockholders' equity	574,254	800,940

Total liabilities and stockholders' equity	$1,765,555	$1,560,355

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2004	37,217,814	$3,722	(4,076,432)	$(119,435)	$337,192	$(5,016)	$520,608	$737,071

Net income	—	—	—	—	—	—	97,501	97,501
Unrealized translation adjustments	—	—	—	—	—	2,534	—	2,534
Minimum pension liability adjustments, net of tax benefit of $672	—	—	—	—	—	(1,131)	—	(1,131)

Comprehensive income	—	—	—	—	—	1,403	97,501	98,904
Acquisition of treasury stock	—	—	(1,846,385)	(87,056)	—	—	—	(87,056)
Stock compensation	—	—	582,374	12,157	7,436	—	—	19,593

As of December 31, 2005	37,217,814	$3,722	(5,340,443)	$(194,334)	$344,628	$(3,613)	$618,109	$768,512

Net income	—	—	—	—	—	—	132,213	132,213
Unrealized translation adjustments	—	—	—	—	—	917	—	917
Realized translation adjustments	—	—	—	—	—	(12,325)	—	(12,325)
Minimum pension liability adjustments, net of tax of $2,551	—	—	—	—	—	4,215	—	4,215

Comprehensive (loss) income	—	—	—	—	—	(7,193)	132,213	125,020
Adjustments to apply SFAS No. 158, net of tax benefit of $2,741	—	—	—	—	—	(4,530)	—	(4,530)
Acquisition of treasury stock	—	—	(2,574,575)	(122,212)	—	—	—	(122,212)
Stock compensation	—	—	742,086	18,731	15,419	—	—	34,150

As of December 31, 2006	37,217,814	$3,722	(7,172,932)	$(297,815)	$360,047	$(15,336)	$750,322	$800,940

Net income	—	—	—	—	—	—	107,195	107,195
Unrealized translation adjustments	—	—	—	—	—	(300)	—	(300)
Minimum pension liability adjustments, net of tax of $1,789	—	—	—	—	—	2,983	—	2,983
Unrealized loss on interest rate swaps, net of tax benefit of $1,380	—	—	—	—	—	(2,299)	—	(2,299)

Comprehensive income	—	—	—	—	—	384	107,195	107,579
Adoption of FIN 48	—	—	—	—	—	—	1,775	1,775
Acquisition of treasury stock	—	—	(6,562,049)	(383,360)	—	—	—	(383,360)
Stock compensation	—	—	1,089,468	30,988	16,332	—	—	47,320

As of December 31, 2007	37,217,814	$3,722	(12,645,513)	$(650,187)	$376,379	$(14,952)	$859,292	$574,254

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$107,195	$132,213	$97,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,700	38,232	32,079
Amortization of capitalized financing costs	705	801	670
Write-off of capitalized software development costs	—	6,501	—
Share-based compensation	8,888	7,953	—
Loss on sale of Canadian Division	—	5,885	—
Excess tax benefits related to share-based compensation	(9,467)	(4,572)	—
Write down of assets held for sale	546	—	—
Loss (gain) on the disposition of property, plant and equipment	529	(5,482)	264
Deferred income taxes	(4,119)	(16,143)	(1,425)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Increase in accounts receivable, net	(15,907)	(46,875)	(15,725)
Decrease in retained interest in receivables sold, net	12,340	9,389	111,269
Decrease (increase) in inventory	14,404	(7,371)	(25,690)
Increase in other assets	(6,161)	(5,504)	(7,358)
Increase (decrease) in accounts payable	70,012	(20,165)	3,701
(Decrease) increase in checks in-transit	(27,349)	(43,099)	9,887
Increase in accrued liabilities	21,572	5,916	15,312
(Decrease) increase in deferred credits	(361)	(51,255)	4,220
Increase in other liabilities	2,527	7,570	11,362

Net cash provided by operating activities	218,054	13,994	236,067
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(180,603)	—	(123,530)
Sale of Canadian Division	1,295	13,332	—
Capital expenditures	(18,685)	(46,725)	(48,274)
Proceeds from the disposition of property, plant and equipment	95	14,769	56

Net cash used in investing activities	(197,898)	(18,624)	(171,748)
Cash Flows From Financing Activities:
Net (repayments) borrowings under Revolving Credit Facility	(1,300)	96,300	3,000
Borrowings from financing agreements	335,000	—	—
Payment of debt issuance costs	(1,990)	(163)	(733)
Net proceeds from the exercise of stock options	28,965	26,217	19,593
Acquisition of treasury stock, at cost	(383,330)	(124,728)	(84,540)
Excess tax benefits related to share-based compensation	9,467	4,572	—

Net cash (used in) provided by financing activities	(13,188)	2,198	(62,680)
Effect of exchange rate changes on cash and cash equivalents	—	6	57

Net change in cash and cash equivalents	6,968	(2,426)	1,696
Cash and cash equivalents, beginning of period	14,989	17,415	15,719

Cash and cash equivalents, end of period	$21,957	$14,989	$17,415

See notes to consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("USI") with its wholly owned subsidiary United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, "United" or the "Company"). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company is the largest broad line wholesale distributor of business products in North America, with net sales of $4.6 billion for the year ended December 31, 2007. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company stocks more than 100,000 items and offers thousands more from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 70 distribution centers to approximately 30,000 resellers, who in turn sell directly to end-consumers.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company's subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment and other adjusting items. In total, the purchase price was $180.6 million, including $0.5 million in transaction costs and net of cash acquired. The acquisition will allow the Company to diversify its product offering and provides an entry into the wholesale industrial supplies market. The purchase price was financed through the addition of a $200 million Term Loan under the accordion feature of United's existing credit agreement. The purchase price is also subject to certain post-closing adjustments. The Company's Consolidated Financial Statements include ORS Nasco's results of operations since December 21, 2007 and are not deemed material for purposes of providing pro forma financial information.

ORS Nasco is a pure wholesale distributor of industrial supplies, with annual sales of approximately $285 million. The company sells exclusively to independent distributors, stocking approximately 60,000 items and offering about 200,000 premium branded and private label products in total from approximately 500 manufacturers. ORS Nasco sells to approximately 7,000 independent distributors in multiple channels, including industrial, MRO (maintenance, repair and operations), safety, construction, welding, and oil field services. It serves a very diverse customer base through eight distribution centers strategically located across the United States, and is headquartered in Muskogee, Oklahoma.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on a preliminary purchase price allocation, the preliminary purchase price of $180.6 million, net of cash received, has resulted in goodwill and intangible assets of $89.7 million and $44.6 million, respectively. Neither the goodwill nor the intangible assets are expected to generate a tax deduction. The intangible assets purchased include unamortizable intangibles of $12.3 million related to trademarks and trade names that have indefinite lives while the remaining $32.3 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements. The weighted average useful life of amortizable intangibles is expected to be approximately 14 years. The Company recorded amortization for these intangibles from December 21, 2007 through year end. Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets. Amortization expenses associated with the ORS Nasco intangible assets is expected to be approximately $2.1 million per year.

Preliminary Purchase Price Allocation
(dollars in thousands)

Purchase price, net of cash acquired		$180,603
Allocation of Purchase Price:
Accounts receivable	(31,615)
Inventories	(48,552)
Other current assets	(5,433)
Property, plant & equipment	(7,697)
Intangible assets	(44,610)

Total assets acquired		$(137,907)
Trade accounts payable	23,272
Accrued liabilities	3,467
Deferred taxes	20,275

Total liabilities assumed		$47,014

Amount to goodwill		$89,710

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified capitalized software costs from "Other Assets" to "Property, Plant and Equipment" beginning in the first quarter of 2006, with prior periods updated to conform to this presentation. For the year ended December 31, 2005, $17.0 million, in operating cash outflows was reclassified as cash outflows from investing activities.

Additionally, the Company reclassified certain offsets to "Accrued Liabilities" related to merchandise return reserves to "Inventory". This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. For the year ended December 31, 2006, $7.0 million was reclassified to "Inventory" out of "Accrued Liabilities" with corresponding changes made to the Statement of Cash Flows within "Cash Flows From Operating Activities".

Common Stock Repurchases

As of December 31, 2007, the Company had $68.5 million remaining of a $200 million Board authorization from August 2007 to repurchase USI common stock. During 2007, the Company repurchased 6,561,416 shares of USI's common stock at an aggregate cost of $383.3 million. In 2006, the Company repurchased 2,626,275 shares of USI's common stock at an aggregate cost of $124.7 million. In 2005, the Company repurchased 1,794,685 shares of USI common stock at an aggregate cost of $84.5 million. A summary of total shares repurchased under the Company's share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2007 Authorization ($100 million on March 6, 2007; $100 million on May 9, 2007; and $200 million on August 15, 2007)		$400.0
2006 Authorization (completed)		100.0
2005 Authorization (completed)		75.0
2004 Authorization (completed)		100.0
2002 Authorization (completed)		50.0
Repurchases:
2007 repurchases	$(383.3)		6,561,416
2006 repurchases	(124.7)		2,626,275
2005 repurchases	(84.5)		1,794,685
2004 repurchases	(40.9)		1,072,654
2002 repurchases	(23.1)		858,964

Total repurchases		(656.5)	12,913,994

Remaining repurchase authorized at December 31, 2007		$68.5

All share repurchases were executed under four separate authorizations of the Company's Board of Directors on the respective dates noted in the table above. Effective on July 5, 2007, the Company entered into the 2007 Credit Agreement to provide, among other things, increased flexibility to the Company to purchase its common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2007, 2006 and 2005, the Company reissued 1,089,468; 742,086; and 582,374 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

Canadian Division—Discontinued Operations

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the "Canadian Division") and therefore began reporting it as discontinued operations at that time. All prior-periods have been reclassified to conform to this presentation.

On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division to SYNNEX Canada Limited (the "Buyer"), a subsidiary of SYNNEX Corporation, for approximately $14.3 million. The purchase price was subject to certain post-closing adjustments, including an adjustment for the value of any inventory and accounts receivable included in the sale that was not subsequently sold or collected within 180 days from the date of sale. During 2006, the Company received cash payments from the Buyer of $13.3 million. An additional $1.3 million was received during the first quarter of 2007 to finalize this transaction. As part of the sale, the Buyer agreed to assume certain liabilities of the Canadian Division and offered employment to some of the employees. Under the terms of the sale, the Company is responsible for severance costs associated with employees not retained by the Buyer. As of December 31, 2006, this amount totaled $0.6 million and has been included in the loss from the sale of the Canadian Division for 2006. In addition, the Company had three leased facilities associated with the Canadian Division that have been vacated and are subject to required lease obligations over the next four years. As of December 31, 2006, obligations for two of the three facilities have been settled or are being sublet. Total accrued exit costs associated with the Canadian facilities were $0.5 million at December 31, 2006. Obligations for the third facility were settled in the fourth quarter of 2007 and no obligations remain at December 31, 2007.

Losses associated with the discontinued operations of the Canadian Division for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Years Ended December 31,
	2006	2005
Pre-tax loss from ongoing operations	$(794)	$(6,330)
Pre-tax loss from the sale of the Canadian Division	(5,885)	—

Total pre-tax loss from discontinued operations	(6,679)	(6,330)
Total income tax benefit	3,588	2,361

Total after-tax loss from discontinued operations	$(3,091)	$(3,969)

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $134.8 million and $123.0 million as of December 31,

2007 and 2006. These receivables are included in "Accounts receivable" in the Consolidated Balance Sheets.

In 2007, approximately 15% of the Company's annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 85% of the Company's annual supplier allowances and incentives in 2007 were variable, based on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance growth hurdles.

Fixed supplier allowances traditionally represented 40% to 45% of the Company's total annual supplier allowances, compared to the 15% referenced above. This ratio has declined significantly as the Company's 2007 supplier contracts eliminate the majority of the historical fixed component and replaced it with a variable allowance based on product purchases. The Company transitioned to a calendar year program with its 2006 Supplier Allowance Program for product content syndication. This change altered the year-over-year timing on recognizing related income, and has resulted in a one-time positive impact on gross margin during 2006 of $41.6 million related to this program.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Customer rebates of $59.5 million and $38.5 million, as of December 31, 2007 and 2006, are included as a component of "Accrued liabilities" in the Consolidated Balance Sheets.

Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Estimates for volume rebates and growth incentives are based on estimated annual sales volume to the Company's customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes. Reported results reflect management's current estimate of such rebates. Changes in estimates of sales volumes, product mix, customer mix or sales patterns, or actual results that vary from such estimates may impact future results.

During 2006, the Company changed the timing of certain marketing programs impacting catalog charges and related customer rebates, which resulted in a non-recurring favorable impact to gross margin of $19.0 million.

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

Share-Based Compensation

At December 31, 2007, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. Historically, the majority of awards issued under these plans have been stock options with service-type conditions. Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment. See Note 3 to the Consolidated Financial Statements.

Valuation of Accounts Receivable

The Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible, or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company's accounts receivable aging. Uncollectible receivable balances are written off against the allowance for doubtful accounts when it is determined that the receivable balance is uncollectible.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2007, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 81% and 82% of total inventory as of December 31, 2007 and 2006, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $60.4 million and $52.2 million higher than reported as of December 31, 2007 and December 31, 2006, respectively. The increase in the LIFO reserve, which increased cost of sales by $8.2 million, was partially offset by reduced cost of sales resulting from decrements in certain LIFO pools. During 2007, inventory quantities for the portion of inventory accounted for under the LIFO accounting method were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The effect of these liquidations decreased cost of sales by approximately $3.7 million.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2007 was $7.4 million, compared to $8.8 million and $8.1 million in 2006 and 2005, respectively. A one percentage point decrease in the expected assumed discount rate would have resulted in an increase in pension expense for 2007 of approximately $4.1 million and increased the year-end projected benefit obligation by $18.3 million.

Costs associated with the Company's postretirement health benefits plan for 2007 totaled $0.1 million, compared to $0.1 million and $0.9 million for 2006 and 2005, respectively. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2007 of approximately $0.1 million and increased the year-end accumulated postretirement benefit obligation by $0.5 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap of 3% provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The Company adopted the recognition and related disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88,106, and 132(R) ("SFAS No. 158,") on December 31, 2006 for its pension and postretirement health benefits. The Company will adopt the measurement date provisions of SFAS No. 158 for the fiscal year ending December 31, 2008, in accordance with the statement. This adoption will then measure the plan assets and benefit obligations as of the Company's fiscal year end. The Company is currently evaluating the impact of adopting the measurement date provisions of this Statement on its financial position and/or results of operations.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company's primary disbursement accounts. Under the Company's cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2007 and 2006, outstanding checks totaling $70.8 million and $98.1 million, respectively, were included in "Accounts payable" in the Consolidated Balance Sheets. All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. Repairs and maintenance costs are charged to expense as incurred. As of December 31, 2007, the Company has one building and associated assets with total net book value of $5.4 million classified as "held for sale" within "Other assets" on the Condensed Consolidated Balance Sheets. This facility is no longer being used and the Company has signed an agreement to sell the building. During 2007, the Company recognized an impairment loss of $0.6 million on certain Information Technology (IT) hardware "held for sale". During 2006, the Company sold its Edison, NJ and Pennsauken, NJ facilities for a total gain of $6.7 million.

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in "Property, plant and equipment, at cost" on the Consolidated Balance Sheet. Capitalized software is included in "Property, plant and equipment, at cost" on the Consolidated Balance Sheet of December 31, 2007 and December 31, 2006. The total costs are as follows (in thousands):

	As of December 31, 2007	As of December 31, 2006
Capitalized software development costs	$56,480	$58,210
Write-off of capitalized software development costs	—	(6,501)
Accumulated amortization	(36,359)	(28,620)

Net capitalized software development costs	$20,121	$23,089

During 2006, the Company wrote-off $6.5 million of capitalized software development costs related to an internal systems initiative. The $6.5 million write-off is reflected in "Warehousing, marketing and administrative expenses" on the Consolidated Statement of Income for 2006. As of December 31, 2007 and 2006, net capitalized software development costs included $8.3 million and $11.0 million, respectively, related to the Company's Reseller Technology Solution investment. These capitalized software development costs are being amortized over five years with $2.9 million and $1.7 million of amortization expense recorded for the years ending December 31, 2007 and 2006, respectively. There was no amortization expense related to this investment in 2005.

Derivative Financial Instruments

The Company's risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. The policies do not allow such derivative financial instruments to be used for speculative purposes. At this time, the Company primarily uses interest rate swaps which are subject to the management, direction and control of our financial officers. Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval.

All derivatives are recognized on the balance sheet date at their fair value. All derivatives in a net receivable position are included in "Other assets", and those in a net liability position are included in "Other long-term liabilities". The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with SFAS No. 133 as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with SFAS No. 133. At this time, this has not occurred as all cash flow hedges contain no ineffectiveness. See Note 20 "Derivative Financial Instruments" for further detail.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 141(R), Business Combinations ("SFAS No. 141(R)"), which is a revision to SFAS No. 141, Business Combinations, originally issued in June 2001. The revised statement retains the fundamental requirements of SFAS No. 141 but does define the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of SFAS No. 141(R) are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions noted in the Statement. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date. Finally, the new Statement makes a number of other significant amendments to other Statements and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requires the expensing of transaction costs directly related to an acquisition. This new Statement is not effective until fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its financial position and/or its results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160"), which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial position and/or its results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. For additional information regarding FIN No. 48, see Note 15 "Income Taxes".

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and/or results of operations.

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan's projected benefit obligation. Under SFAS No. 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company adopted the required provisions of SFAS No. 158 as of December 31, 2006, while the requirement to measure a plan's assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting the measurement date provisions of this Statement on its financial position and/or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which permits all entities to choose to measure eligible financial instruments at fair value at specific election dates. SFAS No. 159 requires companies to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement on its financial position and/or results of operations.

3. Share-Based Compensation

Overview

As of December 31, 2007, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended 2004 Long-Term Incentive Plan ("LTIP")

In March 2004, the Company's Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company's shareholders and provide competitive compensation to key associates. Awards include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. During 2007, the Company granted stock options under the LTIP covering an aggregate of 459,268 shares of USI common stock. In addition, the Company granted 120,795 shares of restricted stock under the LTIP during 2007.

Nonemployee Directors' Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company's common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company's common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2007, 2006 and 2005, the Company recorded total compensation expense of $0.8 million, $0.8 million and $0.8 million, respectively. As of December 31, 2007, 2006 and 2005, the accumulated number of stock units outstanding under this plan was 39,156; 34,749; and 38,409; respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), using the modified-prospective-transition method. The Company's adoption of SFAS No. 123(R) did not result in any cumulative effect of an accounting change. Under this modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company recorded a pre-tax charge of $8.9 million ($5.4 million after-tax), or $0.20 per basic and $0.19 per diluted share, for share-based compensation for the year ended December 31, 2007. The Company recorded a pre-tax charge of $8.0 million ($5.0 million after-tax), or $0.16 per basic and diluted share, for share-based compensation for the year ended December 31, 2006. The total intrinsic value of options exercised, outstanding and exercisable for the year ended December 31, 2007 totaled $28.2 million, $11.4 million and $11.3 million, respectively. During 2006, total intrinsic value of options exercised, outstanding and exercisable was $12.7 million, $27.3 million and $21.9 million, respectively. Total intrinsic value of restricted stock vested totaled $0.5 million and $1.0 million for the year ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $17.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Company's Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the years ended December 31, 2007 and 2006, respectively, the $9.5 million and $4.6 million excess tax benefits classified as a financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

Historically, the majority of awards issued under these plans have been stock options with service-type conditions. In September 2007, the Company utilized both stock options and restricted stock in its annual award grant.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company granted 459,268 stock options during the year ended December 31, 2007. As of December 31, 2007, there was $11.5 million of total unrecognized compensation cost related to non-vested stock option awards granted. Fair values for stock options granted during the years ended December 31, 2007 and 2006 were estimated using the following weighted-average assumptions:

	2007	2006
Fair value of options granted	$14.23	$11.36
Exercise price	59.62	46.07
Expected stock price volatility	23.3%	23.6%
Risk-free interest rate	4.3%	4.8%
Expected life of options (years)	3.5	3.5
Expected dividend yield	0.0%	0.0%

The following table summarizes the transactions, excluding restricted stock, under the Company's equity compensation plans for the last three years:

	2007	Weighted Average Exercise Price	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Options outstanding — January 1	3,631,049	$39.19	3,707,782	$36.37	3,728,319	$33.30
Granted	459,268	59.62	768,993	46.07	738,840	46.53
Exercised	(1,120,098)	33.42	(751,214)	31.72	(645,403)	30.09
Cancelled	(142,637)	46.35	(94,512)	43.97	(113,974)	37.09

Options outstanding — December 31	2,827,582	$44.45	3,631,049	$39.19	3,707,782	$36.37

Number of options exercisable	1,714,434	$39.75	2,025,395	$35.87	1,939,246	$32.12

The following table summarizes outstanding and exercisable options granted under the Company's equity compensation plans as of December 31, 2007:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
20.01—25.00	176,004	3.4	176,004
25.01—30.00	94,195	4.0	94,195
30.01—35.00	50,784	3.6	50,784
35.01—40.00	350,204	5.6	350,204
40.01—45.00	434,452	6.5	432,116
45.01—50.00	1,277,980	8.1	611,131
50.01—55.00	—	—	—
55.01—60.00	392,840	9.7	—
60.01—65.00	—	—	—
65.01—70.00	51,123	9.6	—

Total	2,827,582	7.3	1,714,434

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

For the Year Ended December 31, 2005
Net income, as reported	$97,501
Add: Stock-based employee compensation expense included in reported net income, net of tax	33
Less: Total stock-based employee compensation determined if the fair value method had been used, net of tax	(5,430)

Pro forma net income	$92,104

Net income per share — basic:
As reported	$2.96
Pro forma	2.80
Net income per share — diluted:
As reported	$2.90
Pro forma	2.74

Restricted Stock

The Company granted 120,795 shares of restricted stock during the year ended December 31, 2007. Included in 2007 grants were 61,312 shares granted to employees who were not executive officers and 6,189 shares granted to non-employee Directors. These awards generally vest in annual increments over three years. There were also 53,294 shares granted to executive officers that vest with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company's cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $1.00 per diluted share as defined in the officers' restricted stock award agreement. As of December 31, 2007, there was $6.4 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. A summary of the status of the Company's restricted stock grants and changes during the last three years is as follows:

Restricted Stock	2007	Weighted Average Grant Date Fair Value	2006	Weighted Average Grant Date Fair Value	2005	Weighted Average Grant Date Fair Value
Nonvested — January 1	14,350	$47.48	20,400	$31.01	45,400	$27.29
Granted	120,795	59.36	11,850	47.63	—	—
Vested	(7,500)	46.23	(17,900)	28.81	(25,000)	24.25
Cancelled	(1,780)	59.02	—	—	—	—

Nonvested — December 31	125,865	$58.79	14,350	$47.48	20,400	$31.01

4. Goodwill and Intangible Assets

As of December 31, 2007 and 2006, the Company's Consolidated Balance Sheet reflects $315.5 million and $225.8 million, respectively, of goodwill. The change in goodwill from 2006 to 2007 was the result of purchase price adjustments associated with the acquisition of ORS Nasco (see Note 1 for more detail on "Acquisition of ORS Nasco Holding, Inc.). As of December 31, 2007 and 2006, the Company had

$68.8 million and $26.8 million in net intangible assets. Net intangible assets as of December 31, 2007 consist primarily of customer listings and non-compete agreements purchased as part of the Sweet Paper acquisition (see "Acquisition of Sweet Paper" below) and ORS Nasco acquisition (see "Acquisition of ORS Nasco Holding, Inc." in Note 1). Amortization of intangible assets purchased as part of the Sweet Paper and ORS Nasco acquisitions totaled $2.6 million, $2.6 million and $1.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Accumulated amortization of intangible assets as of December 31, 2007 and 2006 totaled $6.6 million and $4.0 million, respectively.

Acquisition of Sweet Paper

On May 31, 2005, the Company's Lagasse, Inc. ("Lagasse") subsidiary completed the purchase of 100% of the outstanding stock of Sweet Paper Sales Corp. and substantially all of the assets of four affiliates of Sweet Paper Sales Group, Inc. (collectively, "Sweet Paper"), a private wholesale distributor of janitorial/sanitation, paper and foodservice products, for a total purchase price of $123.5 million, including $2.2 million in transaction costs and net of cash acquired. The acquisition has enabled the Company to expand its janitorial/sanitation product line, and enhance its presence in key markets in the Southeast, California, Texas and Massachusetts. The purchase price was financed through the Company's Receivables Securitization Program. The Company's Condensed Consolidated Financial Statements include Sweet Paper's results of operations from June 1, 2005 and are not deemed material for purposes of providing pro forma financial information.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on an allocation of the purchase price to net assets acquired, $62.8 million has been allocated to goodwill and $30.8 million to amortizable intangible assets. The allocation of the purchase price includes a $3.0 million reserve established for closure of certain Sweet Paper locations. During the second quarter of 2006, the Company made $0.3 million in adjustments to the purchase price allocation (reducing goodwill by such amount), resulting from changes in amounts assigned to accounts receivable, intangible assets, trade accounts payable and changes in expected liabilities associated with a purchase accounting reserve. The intangible assets purchased include customer lists and certain non-compete agreements. The weighted average useful life of the intangible assets is expected to be approximately 13 years. Amortization expense associated with the Sweet Paper intangible assets is expected to be approximately $2.6 million per year.

Sale of Canadian Division

As part of the sale of the Company's Canadian Division (see "Canadian Division—Discontinued Operations" in Note 1), $15.1 million of goodwill was written-off and included in the $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2006.

Other Goodwill

During 2005, the Company reversed $7.2 million in income tax reserves, established in connection with prior acquisitions, as a result of the expiration of applicable statutes of limitations. Such reversal resulted in a decrease in goodwill during 2005 of $7.2 million and had no impact on the Company's results of operations.

5. Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the "Workforce Reduction Program"). The Workforce Reduction Program included workforce reductions of 110 associates and as of December 31, 2006, the measures were substantially complete. The Company recorded a pre-tax charge of $6.0 million in 2006 for severance pay and benefits, prorated bonuses, and outplacement costs that will be paid primarily during 2007. Cash outlays associated with the 2006 Workforce Reduction Program in 2007 totaled $6.6 million. During 2006, cash outlays associated with Workforce Reduction Program totaled $0.4 million. As of December 31, 2007 and 2006, the Company had accrued reserves for the 2006 Workforce Reduction Program of $0.7 million and $5.6 million, respectively. The Company recorded an additional charge of $1.7 million related to this action in 2007.

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

During 2006, the Company reversed $4.1 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 Restructuring Plan. The Company is now using previously unused space in its Memphis distribution center for operations related to the Company's global sourcing initiative and to expand Lagasse's distribution capability for janitorial and breakroom supplies including foodservice consumables products.

During 2005, the Company reversed $1.3 million in restructuring and other charges as a result of events impacting estimates for future obligations associated with the 2002 and 2001 Restructuring Plans. The Company negotiated a $0.3 million settlement ceasing, at a reduced rate, all future rent payments on a facility included in both the 2002 and 2001 Restructuring Plans. The Company also renegotiated the terms of two existing leases with sub-tenants which resulted in a favorable $0.7 million impact. In addition, the Company negotiated to receive approximately $0.3 million of future third-party technology services in exchange for certain e-commerce-related investments previously written-down as part of the 2002 Restructuring Plan.

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

As of December 31, 2007 and 2006, the Company had accrued restructuring costs on its balance sheet of approximately $1.6 million and $2.4 million, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for 2007, 2006 and 2005 totaled $0.3 million, $1.0 million and $1.3 million, respectively.

6. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of December 31, 2007, 2006 and 2005 included the following (in thousands):

	As of December 31,
	2007	2006	2005
Unrealized currency translation adjustments	$(3,167)	$(2,867)	$8,541
Unrealized loss on interest rate swaps, net of tax	(2,299)	—	—
Minimum pension liability adjustments, net of tax	(9,486)	(7,939)	(12,154)
Adjustments to apply SFAS No. 158, net of tax	—	(4,530)	—

Total accumulated other comprehensive loss	$(14,952)	$(15,336)	$(3,613)

7. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and deferred stock units are considered dilutive securities. Stock options to purchase 0.2 million shares of common stock were outstanding at December 31, 2007, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The amount of antidilutive options in prior years is not material.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net income	$107,195	$132,213	$97,501
Denominator:
Denominator for basic earnings per share — Weighted average shares	27,323	30,956	32,949
Effect of dilutive securities:
Employee stock options	653	415	663

Denominator for diluted earnings per share — Adjusted weighted average shares and the effect of dilutive securities	27,976	31,371	33,612

Net income per common share:
Net income per share — basic	$3.92	$4.27	$2.96
Net income per share — assuming dilution	$3.83	$4.21	$2.90

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

Based on the factors referenced above, management has determined that the Company has three operating segments, USSC (referred to by the Company as "Supply"), the first-tier operating subsidiary of USI; Lagasse and ORS Nasco. Supply also includes operations in Mexico conducted through a USSC subsidiary, as well as Azerty, which has been consolidated into Supply.

Management has also concluded that the Company's three operating segments meet all of the aggregation criteria required by SFAS 131. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including gross margins and operating expenses and (5) regulatory environment. Management further believes aggregate presentation provides more useful information to the financial statement user and is, therefore, consistent with the principles and objectives of SFAS No. 131.

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as North America's largest broad line wholesale distributor of business products, with 2007 net sales of $4.6 billion—including foreign operations in Mexico. For the years ended December 31, 2007, 2006 and 2005, the Company's net sales from foreign operations in Mexico totaled $88.9 million, $96.2 million and $88.6 million, respectively. In June 2006, the Company sold its Canadian Division which had net sales for the year ended December 31, 2006 and 2005 of $47.9 million and $129.5 million, respectively. The Company stocks more than 100,000 items from over 1,000 manufacturers. This includes a broad spectrum of manufacturers' brand and private brand office products, computer supplies, office furniture, business machines, presentation products, janitorial and breakroom supplies and industrial supplies. The Company primarily serves commercial and contract office products dealers and other independent distributors. The Company sells its products through a national distribution network to more than 30,000 resellers, who in turn sell directly to end-consumers. These products are distributed through the Company's network of 70 distribution centers. As of December 31, 2007, 2006 and 2005, long-lived assets of the Company's foreign operations in Mexico totaled $4.8 million, $4.8 million and $4.9 million, respectively.

The Company's product offerings, comprised of more than 100,000 stockkeeping units (SKUs), may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; (iv) janitorial and breakroom supplies, which includes janitorial and breakroom supplies, foodservice consumables, safety and security items, and paper and packaging supplies; and (v) industrial supplies which includes hand and power tools, safety and security supplies, janitorial equipment and supplies and welding products. In 2007, the Company's largest supplier was Hewlett-Packard Company, which represented approximately 20% of its total purchases. No other supplier accounted for more than 10% of the Company's total purchases.

The Company's customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers and other independent distributors. No single customer accounted for more than 8% of the Company's 2007 consolidated net sales.

The following table shows net sales by product category for 2007, 2006 and 2005 (in millions):

	Years Ended December 31,
	2007	2006	2005
Technology products	$1,729	$1,767	$1,729
Traditional office products	1,374	1,315	1,261
Janitorial and breakroom supplies	925	849	699
Office furniture	535	536	520
Freight revenue	77	70	59
Industrial supplies	3	—	—
Other	3	10	11

Total net sales	$4,646	$4,547	$4,279

9. Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007 Credit Agreement (as defined below) and the 2007 Master Note Purchase Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of December 31, 2007	As of December 31, 2006
2007 Credit Agreement — Revolving Credit Facility	$109,200	$110,500
2007 Credit Agreement — Term Loan	200,000	—
2007 Master Note Purchase Agreement (Private Placement)	135,000	—
Industrial development bond, maturing in 2011	6,800	6,800

Total	$451,000	$117,300

As of December 31, 2007, 100% of the Company's outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate ("LIBOR") or the applicable commercial paper rates related to the Receivables Securitization Program. As of December 31, 2007, the applicable bank prime interest rates used for the Company's various borrowings was 7.25% and the average rate for LIBOR borrowing was approximately 6.05%. While the Company does have $451 million of outstanding LIBOR based debt at December 31, 2007, the Company has hedged $335 million of this debt with two separate interest rate swaps previously mentioned and further discussed in Note 2, "Summary of Significant Accounting Policies"; and Note 20, "Derivative Financial Instruments", to the Consolidated Financial Statements. At year-end funding levels, a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.8 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the "2007 Credit Agreement"). The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million. Interest on both the Revolving Credit Facility and the Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company's debt to EBITDA ratio (or "Leverage Ratio," as defined in the 2007 Credit Agreement). The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company's ability to incur additional debt. The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan.

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the "2007 Note Purchase Agreement") with several purchasers. The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to the debt restrictions contained in the 2007 Credit Agreement. Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the "Series 2007-A Notes"). Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008. USSC may issue additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time. USSC used the proceeds from the sale of these notes to repay borrowings under the 2007 Credit Agreement.

On November 6, 2007, USSC, entered into an interest rate swap transaction (the "November 2007 Swap Transaction") with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction has an effective date of January 15, 2008 and a termination date of January 15, 2013.

On December 20, 2007, USSC entered into an interest rate swap transaction (the "December 2007 Swap Transaction") with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction has an effective date of December 21, 2007 and a termination date of June 21, 2012.

As of December 31, 2007, the Company had $109.2 million outstanding under the 2007 Credit Agreement's Revolving Credit Facility and as of December 31, 2006, the Company had $110.5 million outstanding under the same facility. The Company also had $200 million outstanding at December 31, 2007 under the 2007 Credit Agreement's Term Loan and another $135 million outstanding under the 2007 Note Purchase Agreement.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of December 31, 2007 and December 31, 2006, the Company had outstanding letters of credit under the 2007 Credit Agreement and its predecessor agreement of $19.5 million and $17.3 million, respectively.

Obligations of USSC under the 2007 Credit Agreement and the 2007 Note Purchase Agreement are guaranteed by USI and certain of USSC's domestic subsidiaries. USSC's obligations under these agreements and the guarantors' obligations under the guaranties are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2007 Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC.

Debt maturities as of December 31, 2007, were as follows (in thousands):

Year	Amount
2008	$—
2009	—
2010	—
2011	6,800
2012	309,200
Later years	135,000

Total	$451,000

The industrial development bond outstanding of $6.8 million carries market-based interest rates.

10. Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "Receivables Securitization Program" or the "Program"). On November 10, 2006, the Company entered into an amendment to its Revolving Credit Facility (the "2006 Credit Agreement") which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the 2005 Credit Agreement. During the first quarter of 2007, the Company increased its commitments for third party purchases of accounts receivable, and the maximum funding available under the Program is now $250 million. The Program typically is the Company's preferred source of floating rate financing, primarily because it generally carries a lower cost than other traditional borrowings.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of both December 31, 2007 and 2006, the Company sold $248 million and $225 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $248 million and $225 million as of both December 31, 2007 and 2006 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the trust, see the caption "Retained Interest" below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2007 ranged between 5.62% and 6.55%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $14.6 million for 2007, compared with $12.8 million for 2006. Proceeds from the collections under this revolving agreement for 2007 and 2006 were $3.9 billion and $3.6 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $342.8 million and $332.1 million of trade receivables in the trust as of December 31, 2007 and December 31, 2006 was $94.8 million and $107.1 million, respectively. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the trust and written off during 2007 and 2006 were not material.

11. Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2007 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases(1)
2008	$52,166
2009	44,511
2010	35,979
2011	27,433
2012	21,228
Later years	55,783

Total required lease payments	$237,100

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $51.4 million, $55.2 million, and $45.9 million in 2007, 2006, and 2005, respectively.

As of December 31, 2007, the Company had unconditional purchase obligations of $10.4 million related to equipment for the new Orlando, Florida facility and various software maintenance agreements and other information technology projects. These purchase obligations were appropriately excluded from the Company's Condensed Consolidated Financial Statements as of December 31, 2007.

2005 USOP Settlement

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

12. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2007, the Company has pension plans covering approximately 3,900 of its associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses October 31 as its measurement date to determine its pension obligations. The non-union plans have been closed to new associates beginning January 1, 2008. In addition, effective January 1, 2008, in accordance with the new measurement date provisions of SFAS No. 158 (see Note 2 for "New Accounting Pronouncements"), the Company will change its measure date to determine its pension obligations to its fiscal year end.

Change in Projected Benefit Obligation

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Benefit obligation at beginning of year	$118,864	$108,309
Service cost — benefit earned during the period	6,182	5,968
Interest cost on projected benefit obligation	7,016	6,398
Actuarial loss	372	381
Benefits paid	(5,128)	(2,192)

Benefit obligation at end of year	$127,306	$118,864

The accumulated benefit obligation for the plan as of December 31, 2007 and 2006 totaled $115.6 million and $107.9 million, respectively.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans' assets for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Fair value of plan assets at beginning of year	$82,389	$68,105
Actual return on plan assets	11,239	9,411
Company contributions	14,109	7,065
Benefits paid	(5,128)	(2,192)

Fair value of plan assets at end of year	$102,609	$82,389

The Company's pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2007 and 2006, by asset category are as follows:

Asset Category	2007	2006
Cash	1.9%	2.3%
Equity securities	66.2%	65.9%
Fixed income	31.9%	31.8%

Total	100.0%	100.0%

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

The plan assets are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. On an ongoing basis, the Company reviews plan assets for possible rebalancing among investments to remain consistent with target allocations. Actual plan asset allocations as of December 31, 2007 and 2006 are consistent with the Company's target allocation ranges.

Plan Funded Status

The following table sets forth the plans' funded status as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Funded status of the plan	$(24,697)	$(36,475)
Unrecognized prior service cost	1,299	1,504
Unrecognized net actuarial loss	18,646	23,529

Net amount recognized	$(4,752)	$(11,442)

Amounts Recognized in Consolidated Balance Sheet

	2007	2006
Accrued benefit liability	(24,697)	(36,475)
Accumulated other comprehensive income	19,945	25,033

Net amount recognized	$(4,752)	$(11,442)

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2007, 2006 and 2005 for pension and supplemental benefit plans includes the following components (in thousands):

	2007	2006	2005
Service cost — benefit earned during the period	$6,182	$5,968	$5,718
Interest cost on projected benefit obligation	7,016	6,398	5,666
Expected return on plan assets	(7,179)	(5,745)	(5,118)
Amortization of prior service cost	205	401	210
Amortization of actuarial loss	1,195	1,738	1,655

Net periodic pension cost	$7,419	$8,760	$8,131

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2008 are approximately $0.5 million and $0.2 million, respectively.

Assumptions Used

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Pension plan assumptions:
Assumed discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

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

Contributions

The Company expects to contribute $16.2 million to its pension plans in 2008.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company's pension plans are as follows (in thousands):

Amounts
2008	$3,736
2009	3,609
2010	3,892
2011	4,497
2012	4,715
2013-2017	34,424

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates' contributions were approximately $4.3 million, $4.2 million and $3.8 million in 2007, 2006 and 2005, respectively.

13. Postretirement Health Benefits

The Company maintains a postretirement plan. The plan is unfunded and provides healthcare benefits to substantially all retired non-union associates and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. The Company uses October 31 as its measurement date to determine its postretirement health benefits obligations. In addition, effective January 1, 2008, in accordance with the new measurement date provisions of SFAS No. 158 (see Note 2 for "New Accounting Pronouncements"), the Company will change its measurement date to determine its postretirement health obligations to its fiscal year end.

Accrued Postretirement Benefit Obligation

The following table provides the plan's change in Accrued Postretirement Benefit Obligation ("APBO") for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Benefit obligation at beginning of year	$3,580	$7,577
Service cost — benefit earned during the period	264	249
Interest cost on projected benefit obligation	201	192
Plan participants' contributions	375	355
Actuarial gain	—	(4,267)
Benefits paid	(455)	(526)

Benefit obligation at end of year	$3,965	$3,580

Plan Assets and Investment Policies and Strategies

The Company does not fund its postretirement healthcare plan (see "Plan Funded Status" below). Accordingly, as of December 31, 2007 and 2006, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Fair value of plan assets at beginning of year	$—	$—
Company contributions	80	171
Plan participants' contributions	375	355
Benefits paid	(455)	(526)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

The Company's postretirement healthcare plan is unfunded. The following table sets forth the plans' funded status as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Funded status of the plan	$(3,965)	$(3,580)
Unrecognized net actuarial gain	—	—

Accrued postretirement benefit obligation in the Consolidated Balance Sheets	$(3,965)	$(3,580)

Components of Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Service cost — benefit earned during the period	$264	$249	$556
Interest cost on projected benefit obligation	201	192	389
Recognized actuarial gain	(317)	(346)	(56)

Net periodic postretirement benefit cost	$148	$95	$889

The postretirement healthcare benefit cost declined during 2006 as a result of a change in the estimated plan participation rate. The estimated net actuarial gain that will be amortized from accumulated other comprehensive income into the net periodic benefit cost during 2008 is approximately $0.3 million.

Assumptions Used

The weighted-average assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

	2007	2006	2005
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.00%	6.00%	6.00%

The Company's medical cost increase rate is capped at 3.00% by the plan.

Contributions

The Company expects to contribute $0.1 million to its postretirement healthcare plan in 2008.

Estimated Future Benefit Payments

The estimated future benefits payments under the Company's postretirement healthcare plan are as follows (in thousands):

Amounts
2008	$133
2009	150
2010	164
2011	175
2012	188
2013-2017	1,180

14. Preferred Stock

USI's authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI's Board of Directors upon issuance. As of December 31, 2007, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Currently payable
Federal	$66,906	$84,889	$55,113
State	6,038	11,764	7,261

Total currently payable	72,944	96,653	62,374
Deferred, net—
Federal	(3,706)	(14,323)	(1,277)
State	(413)	(1,820)	(148)

Total deferred, net	(4,119)	(16,143)	(1,425)

Provision for income taxes	$68,825	$80,510	$60,949

The Company's effective income tax rates for the years ended December 31, 2007, 2006 and 2005 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2007		2006		2005
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$61,607	35.0%	$75,535	35.0%	$56,847	35.0%
State and local income taxes — net of federal income tax benefit	3,656	2.1%	6,464	3.0%	4,623	2.8%
Change in tax reserves and accrual adjustments	3,132	1.8%	(1,728)	-0.8%	626	0.4%
Non-deductible and other	430	0.2%	239	0.1%	(1,147)	-0.7%

Provision for income taxes	$68,825	39.1%	$80,510	37.3%	$60,949	37.5%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$24,571	$—	$31,262	$—
Allowance for doubtful accounts	6,853	—	6,752	—
Inventory reserves and adjustments	—	16,650	—	12,777
Depreciation and amortization	—	26,446	—	29,103
Restructuring costs	932	—	2,579	—
Reserve for stock option compensation	4,787	—	2,727	—
Intangibles arising from acquisitions	—	20,090	—	3,433
Other	1,371	—	—	1,022

Total	$38,514	$63,186	$43,320	$46,335

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a net decrease of $1.8 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

At January 1, 2007, the Company had $5.8 million in gross unrecognized tax benefits. At December 31, 2007, the gross unrecognized tax benefits accrued for within "Accrued liabilities" and "Other long-term liabilities" on the Consolidated Balance Sheets increased to $9.2 million as shown in the table below (in thousands):

Balance at January 1, 2007	$5,825
Additions based on tax positions taken during a prior period	4,315
Additions based on tax positions taken during the current period	555
Reductions related to settlement of tax matters	(87)
Reductions related to a lapse of applicable statute of limitations	(1,417)

Balance at December 31, 2007	$9,191

At December 31, 2007 and January 1, 2007, $7.3 million and $3.5 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate, with the remainder, if recognized, impacting "Goodwill" and "Other Current Assets".

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the year ended December 31, 2007 was $0.4 million and the amounts related to the other periods presented were not material. The Consolidated Balance Sheets at December 31, 2007 and January 1, 2007 include $1.7 million and $1.3 million respectively, accrued for the potential payment of interest and penalties.

As of January 1, 2007, the Company's U.S. Federal income tax returns for 2004 and subsequent years remain subject to examination by tax authorities. In addition, the Company's state income tax returns for the tax years 2001 through 2006 remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits balance accrued for in the Consolidated Balance Sheets may change within the next twelve months by a range of zero to $4 million.

16. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cash Paid During the Year For:
Interest	$8,434	$6,186	$1,321
Discount on the sale of trade accounts receivable	15,574	12,695	6,157
Income taxes, net	57,024	79,458	55,271

During 2005, the Company signed an 11-year operating lease (the "Lease") for its new corporate headquarters. The Lease provides for certain landlord "build-out" allowances of approximately $7.1 million. These build-out allowances are provided to the Company in the form of payment by the landlord directly to third-parties and are therefore a non-cash item for the Company.

17. Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005
Loss on sale of accounts receivable, net of servicing revenue	$14,566	$12,765	$6,771
Other	29	21	264

Total	$14,595	$12,786	$7,035

18. Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments approximates their net carrying values. The estimated fair values of the Company's financial instruments are as follows (in thousands):

	As of December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$21,957	$21,957	$14,989	$14,989
Accounts receivable, net	321,305	321,305	273,893	273,893
Retained interest in receivables sold,net	94,809	94,809	107,149	107,149
Accounts payable	448,608	448,608	382,625	382,625
Long-term debt	451,000	451,000	117,300	117,300
Long-term interest rate swap liability	3,679	3,679	—	—

The fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31, 2007. See Note 20, "Derivative Financial Instruments" for further information.

19. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2007 and 2006 were as follows (in thousands):

	As of December 31,
	2007	2006
Other Long-Term Assets, net:
Assets held for sale	$5,388	$6,858
Investment in deferred compensation	4,144	3,539
Long-Tern notes receivable	3,562	—
Other	3,229	2,088

Total other long-term assets, net	$16,323	$12,485

Other Long-Term Liabilities:
Accrued pension obligation	$24,697	$36,475
Deferred rent	14,494	13,838
Deferred directors compensation	4,144	3,539
Postretirement benefits	3,832	3,456
Restructuring and exit costs reserves	1,604	3,319
Long-Term swap liability	3,679	—
Long-Term income tax liability	7,542	—
Other	1,568	2,180

Total other long-term liabilities	$61,560	$62,807

20. Derivative Financial Instruments

Interest rate movements create a degree of risk to the Company's operations by affecting the amount of interest payments. Interest rate swap agreements are used to manage the Company's exposure to interest rate changes. The Company designates its floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract to support hedge accounting.

On November 6, 2007, USSC entered into an interest rate swap transaction (the "November 2007 Swap Transaction") with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction has an effective date of January 15, 2008 and a termination date of January 15, 2013. Notwithstanding the terms of the November 2007 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

Subsequently, on December 20, 2007, USSC entered into another interest rate swap transaction (the "December 2007 Swap Transaction") with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction has an effective date of December 21, 2007 and a termination date of June 21, 2012. Notwithstanding the terms of the December 2007 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

The interest rate swap agreements that were outstanding as of December 31, 2007 were as follows (in thousands):

	As of December 31, 2007
	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability(1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(3,590)
December 2007 Swap Transaction	$200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	$(89)

(1)
These interest rate derivatives qualify for hedge accounting. Therefore, the fair value of each interest rate derivative is included in the Company's Consolidated Balance Sheets as a component of "Other long-term liabilities" with an offsetting component in "Stockholders' Equity" as part of "Accumulated Other Comprehensive Loss". Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

These two hedge transactions described above qualify as cash flow hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This Statement requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt).

The Company has entered into these interest rate swap agreements, described above, that effectively convert a portion of its floating-rate debt to a fixed-rate basis. This then reduces the impact of interest-rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap agreements (as noted above) will fail to perform under the terms of the agreements. The Company attempts to minimize the credit risk in these agreements by only entering into transactions with credit worthy counterparties like the two counterparties above. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

Approximately 75% ($335 million) of the Company's outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at December 31, 2007. As of December 31, 2007, $1.0 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

21. Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2007:
Net sales	$1,193,316	$1,141,205	$1,191,956	$1,119,922	$4,646,399
Gross profit	180,061	169,678	176,286	180,690	706,715
Income from continuing operations	27,239	24,109	27,507	28,340	107,195
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income(2)	$27,239	$24,109	$27,507	$28,340	$107,195

Net income per share — basic:
Net income per share — continuing operations	$0.92	$0.86	$1.02	$1.14	$3.92
Net loss per share — discontinued operations	—	—	—	—	—

Net income per share—basic	$0.92	$0.86	$1.02	$1.14	$3.92

Net income per share — diluted:
Net income per share — continuing operations	$0.90	$0.84	$1.00	$1.12	$3.83
Net loss per share — discontinued operations	—	—	—	—	—

Net income per share — diluted	$0.90	$0.84	$1.00	$1.12	$3.83

Year Ended December 31, 2006:
Net sales	$1,148,230	$1,111,093	$1,173,827	$1,113,764	$4,546,914
Gross profit	175,277	189,668	191,992	197,144	754,081
Income from continuing operations	20,866	41,482	39,215	33,741	135,304
Loss from discontinued operations, net of tax	(2,826)	(121)	3	(147)	(3,091)

Net income(3)	$18,040	$41,361	$39,218	$33,594	$132,213

Net income per share — basic:
Net income per share — continuing operations	$0.66	$1.32	$1.28	$1.12	$4.37
Net loss per share — discontinued operations	(0.09)	—	—	—	(0.10)

Net income per share — basic	$0.57	$1.32	$1.28	$1.12	$4.27

Net income per share — diluted:
Net income per share — continuing operations	$0.65	$1.29	$1.26	$1.10	$4.31
Net loss per share — discontinued operations	(0.09)	—	—	—	(0.10)

Net income per share — diluted	$0.56	$1.29	$1.26	$1.10	$4.21

(1)
As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

(2)
2007 results were impacted by the following item: (1) $1.4 million or $0.03 per diluted share charge related to the Company's 2006 Workforce Reduction Program.

(3)
2006 results were impacted by the following items: (1) a one-time pre-tax gain from product content syndication and other marketing programs of $60.6 million, or $1.21 per diluted share; (2) a favorable $4.1 million, or $0.08 per diluted share for the reversal of restructuring reserves; (3) a $6.7 million, or $0.13 per diluted share charge to write-off internal system capitalized software costs; (4) $6.0 million, or $0.12 per diluted share charge related to the Company's 2006 Workforce Reduction Program; and (5) a $6.7 million, or $0.10 per diluted share loss from discontinued operations.

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

Based on this evaluation, the Company's management (including its CEO and CFO) concluded that, as of December 31, 2007, the Company's Disclosure Controls were effective, subject to the inherent limitations noted above in this Item 9A.

Management's Report on Internal Control over Financial Reporting and Related Report of Independent Registered Public Accounting Firm

Management's report on internal control over financial reporting and the report of Ernst & Young LLP, the Company's independent registered public accounting firm, regarding its audit of the Company's internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting that occurred during the last quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions "Proposal 1: Election of Directors" and "Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance" in USI's Proxy Statement for its 2008 Annual Meeting of Stockholders ("2008 Proxy Statement") is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee's composition and the presence of an "audit committee financial expert" is incorporated herein by reference to the information under the captions "Governance and Board Matters—Board Committees—General" and "—Audit Committee" in USI's 2008 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in USI's 2008 Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in USI's 2008 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders—Security Ownership of Management" in USI's 2008 Proxy Statement. Information relating to securities authorized for issuance under United's equity plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in USI's 2008 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in USI's 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information" and "—Audit Committee Pre-Approval Policy" in USI's 2008 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)        The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	39
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	40
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	42
	Consolidated Balance Sheets as of December 31, 2007 and 2006	43
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005	44
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	45
	Notes to Consolidated Financial Statements	46
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	95

	All other schedules for which provisions made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI's file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.23 through 10.56, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 14, 2007, among ORS Nasco Holdings, Inc., United Stationers Supply Co. ("USSC"), the shareholders of ORS Nasco Holding, Inc. parties thereto and Brazos Equity GP II, LLC, as representative. (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 28, 2007)
2.4
Purchase and Sale Agreement, dated May 19, 2005, among Lagasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)
2.5
Amendment Number One to Purchase and Sale Agreement, dated May 19, 2005, among Lagasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)
3.1
Second Restated Certificate of Incorporation of United Stationers, Inc. ("USI" or the "Company"), dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2	Amended and Restated Bylaws of United Stationers Inc., dated as of October 10, 2007 (Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 12, 2007)
4.1	Rights Agreement, dated as of July 27, 1999, by and between USI and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)
4.2
Amendment to Rights Agreement, effective as of April 2, 2002, by and among USI, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002)
4.3
Master Note Purchase Agreement, dated as of October 15, 2007, among USI, USSC, and the note purchasers identified therein (the "2007 Note Purchase Agreement") (Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed November 7, 2007 (the "Form 10-Q filed on November 7, 2007"))
4.4	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Form 10-Q filed on November 7, 2007)
4.5
Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC ("USTS") and United Stationers Financial Services LLC ("USFS") in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Form 10-Q filed on November 7, 2007)
10.1
Guaranty, dated as of March 21, 2003, by USSC, as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, and USTS in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K")
10.2
Second Amended and Restated Receivables Sale Agreement, dated as of March 28, 2003, among USSC, as seller, USFS, as purchaser, and United Stationers Financial Services LLC ("USFS") USFS, as servicer (Exhibit 10.2 to the 2002 Form 10-K)

10.3
Amended and Restated USFS Receivables Sale Agreement, dated as of March 28, 2003, among USFS, as seller, USS Receivables Company, Ltd. ("USSR"), as purchaser, and USFS as servicer (Exhibit 10.4 to the 2002 Form 10-K)
10.4	Second Amended and Restated Servicing Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, USSC, as support provider, and Bank One, NA, as trustee (Exhibit 10.6 to the 2002 Form 10-K)
10.5	Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, and Bank One, NA, as trustee (Exhibit 10.8 to the 2002 Form 10-K)
10.6
Series 2003-1 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Bank One, NA, as funding agent, Falcon Asset Securitization Corporation, as initial purchaser, the other parties from time to time thereto, and Bank One, NA, as trustee (Exhibit 10.9 to the 2002 Form 10-K)
10.7
Second Amended and Restated Series 2000-2 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and Bank One, NA, as trustee (Exhibit 10.11 to the 2002 Form 10-K)
10.8
Series 2004-1 Supplement, dated as of March 26, 2004 to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003 by and among Fifth Third Bank (Chicago) and JPMorgan Chase Bank (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)
10.9
Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the "1995 S-1")
10.10
Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the "2003 Form 10-K")
10.11	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC (Exhibit 10.8 to the Company's 2001 Form 10-K)
10.12
Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999)
10.13	Standard Industrial Lease, dated March 2, 1992, between Carol Point Builders I and Associated Stationers, Inc. (Exhibit 10.34 to the Company's 1995 S-1)
10.14	Second Amendment to Industrial Lease, dated November 15, 2001 between Carol Point, LLC and USSC (Exhibit 10.12 to the 2003 Form 10-K)
10.15
First Amendment to Industrial Lease dated January 23, 1997 between ERI-CP, Inc. (successor to Carol Point Builders I) and USSC (successor to Associated Stationers, Inc.) (Exhibit 10.56 to the Company's Form S-2 (SEC File No.-333-34937) filed on October 3, 1997)

10.16	Lease Agreement, dated April 19, 2000, between Corporate Estates, Inc., Mitchell Investments, LLC and USSC (Exhibit 10.39 to the 2000 Form 10-K)
10.17	Lease Agreement, dated March 15, 2000, between Troy Hill I LLC and USSC (Exhibit 10.42 to the Company's 2000 Form 10-K)
10.18	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC (Exhibit 10.16 to the Company's 2001 Form 10-K)
10.19	First Amendment to Industrial Lease Agreement, dated October 1, 2002, between Allianz Life Insurance Co. of North America and USSC (Exhibit 10.20 to the 2003 Form 10-K)
10.20
Industrial Net Lease, effective January 16, 2002, by and between The Order People Company and New West Michigan Industrial Investors, L.L.C. and assigned to USSC (Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)
10.21	Industrial/Commercial Single Tenant Lease — Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company's 2004 Form 10-K, filed March 16, 2005)
10.22	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2005)
10.23
United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 ("Form 10-Q filed on November 14, 2002"))**
10.24	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.25	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan (Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)**
10.26	United Stationers Inc. Amended 2004 Long-Term Incentive Plan (Appendix A to the Company's definitive Proxy Statement, filed with the SEC on March 23, 2004) (the "2004 Long-Term Incentive Plan")**
10.27	Summary of amendments to the 2004 LTIP, effective as of May 10, 2006 (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006)**
10.28
Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 3, 2004 (the "September 3, 2004 Form 8-K"))**
10.29	Form of grant letter used for grants of non-qualified stock options to employees under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**
10.30	United Stationers Inc. Amended and Restated Management Incentive Plan (Appendix A to the Company's definitive proxy statement filed on April 4, 2005)**
10.31	United Stationers Supply Co. Deferred Compensation Plan (Exhibit 10.48 to the Company's 2000 Form 10-K)**

10.32	First Amendment to the United Stationers Supply Co. Deferred Compensation Plan, effective as of November 30, 2001 (Exhibit 10.25 to the Company's 2001 Form 10-K)**
10.33	Officer Medical Reimbursement Plan, as in effect as of December 22, 2003 (Exhibit 10.30 to the 2003 Form 10-K)**
10.34	Executive Employment Agreement, effective as of July 22, 2002, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 2002)**
10.35	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2003, by and among USI, USSC and Richard W. Gochnauer (Exhibit 10.40 to the 2002 Form 10-K)**
10.36	Amendment No. 2 to Executive Employment Agreement, dated as of December 31, 2003, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.33 to the 2003 Form 10-K)**
10.37
Form of Executive Employment Agreement effective as of July 1, 2002, entered into by USI and USSC with each of Mark J. Hampton, Joseph R. Templet and Jeffrey G. Howard (Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2002)**
10.38	Form of Executive Employment Agreement, effective as of July 1, 2002 entered into by USI and USSC and Kathleen S. Dvorak (Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 2002)**
10.39	Executive Employment Agreement, dated March 14, 2005, among United, USSC and Stephen A. Schultz (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)**
10.40
Form of Executive Employment Agreement entered into by USI and USSC with each of S. David Bent and P. Cody Phipps (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**
10.41	Amendment No. 1 to Executive Employment Agreement, dated as of March 14, 2005, among USI, USSC and P. Cody Phipps (Exhibit 10.49 to the Company's 2004 Form 10-K, filed March 16, 2005)**
10.42	Form of Indemnification Agreement entered into between USI directors and various executive officers of USI (Exhibit 10.36 to the Company's 2001 Form 10-K)**
10.43
Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of Richard W. Gochnauer, Mark J. Hampton, Joseph R. Templet, and other directors and executive officers of USI (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
10.44
Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of S. David Bent, Eric A. Blanchard and P. Cody Phipps (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**
10.45	Executive Employment Agreement, effective as of October 19, 2004, among United, USSC and Patrick T. Collins (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 21, 2004)**

10.46
Executive Employment Agreement, effective as of December 16, 2005, among United, USSC and Eric A. Blanchard (Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007 (the "2006 Form 10-K"))**
10.47	Transition and Release Agreement, dated September 1, 2006, among USI, USSC and Kathleen S. Dvorak (Exhibit 10 to the Company's Current Report on Form 8-K, filed on September 8, 2006)**
10.48	Executive Employment Agreement, dated June 11, 2007, among USI, USSC, and Victoria J. Reich (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2007)**
10.49	United Stationers Supply Co. Severance Pay Plan, as in effect as of August 1, 2004 (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004)**
10.50	Appendix A to the United Stationers Supply Co. Severance Pay Plan, revised as of October 11, 2006 (Exhibit 10.54 to the 2006 Form 10-K)**
10.51	Summary of Board of Directors Compensation (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2006, filed November 7, 2006)**
10.52	Summary of compensation of certain executive officers of United (paragraph 1 of Item 5.02 to the Company's Current Report on Form 8-K, filed February 27, 2007)**
10.53
Omnibus Amendment dated as of March 23, 2007, by and among USSR, USFS, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, NA,, and Fifth Third Bank, as trustee (Exhibit 10.1 to the Company's Form 8-K filed on March 28, 2007)
10.54
Non-Qualified Stock Option Grant Letter, dated as of July 24, 2007 among United Stationers Inc. and Victoria J. Reich (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)**
10.55	Form of Restricted Stock Award Agreement for Section 16 Officers under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Company's Form 10 filed on November 7, 2007)**
10.56
Summary of compensation of non-employee directors of United Stationers Inc. as amended July 24, 2007 with an effective date of September 1, 2007 (Exhibit 10.4 to the Company's Form 10-Q filed on November 7, 2007)**
10.57
Pledge and Security Agreement dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.5 to the Company's Form 10-Q filed on November 7, 2007)
10.58
Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)

10.59
Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association in its capacity as agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 5, 2007)
10.60	Reaffirmation, dated July 5, 2007 among USI, USSC, Lagasse, Inc., USTS and USFS (Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 5, 2007)
10.61
Amendment No. 1, dated December 21, 2007, to Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association, in its capacity as agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2007)
10.62
Amendment No. 1, dated December 21, 2007, to Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association, in its capacity as agent, and the financial institutions listed on the signature pages thereof. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2007)
21*	Subsidiaries of USI
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of February 28, 2008, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
31.2*	Certification of Chief Financial Officer, dated as of February 28, 2008, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Victoria J. Reich
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 28, 2008, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer and Victoria J. Reich

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

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 28, 2008
/s/ VICTORIA J. REICH Victoria J. Reich	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008
/s/ KENNETH M. NICKEL Kenneth M. Nickel	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008
/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	February 28, 2008
/s/ JEAN S. BLACKWELL Jean S. Blackwell	Director	February 28, 2008
/s/ CHARLES K. CROVITZ Charles K. Crovitz	Director	February 28, 2008
/s/ DANIEL J. GOOD Daniel J. Good	Director	February 28, 2008
/s/ ILENE S. GORDON Ilene S. Gordon	Director	February 28, 2008
/s/ ROY W. HALEY Roy W. Haley	Director	February 28, 2008
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	February 28, 2008
/s/ JOHN J. ZILLMER John J. Zillmer	Director	February 28, 2008

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2005	15,567	6,535	(3,798)	18,304
2006	18,304	5,627	(4,714)	19,217
2007	19,217	4,147	(4,119)	19,245

(1)
—net of any recoveries

(2)
—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.