Form 10-Q
period 2008-03-31
UNITED STATIONERS INC
filed 2008-05-09
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

On May 2, 2008, the registrant had outstanding 23,397,317 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and subsidiaries as of March 31, 2008, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to changes in accounting principles for accounting for uncertainty in income taxes, share-based payments, and employers’ accounting for defined benefit pension and other postretirement plans.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Chicago, Illinois
May 7, 2008

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(Unaudited)

	As of March 31, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,862	$21,957
Accounts receivable, less allowance for doubtful accounts of $13,588 in 2008 and $13,351 in 2007	252,396	321,305
Retained interest in receivables sold, less allowance for doubtful accounts of $6,727 in 2008 and $5,894 in 2007	178,700	94,809
Inventories	640,444	715,161
Other current assets	30,204	38,595
Total current assets	1,122,606	1,191,827

Property, plant and equipment, at cost	434,749	424,017
Less - accumulated depreciation and amortization	260,715	250,894
Net property, plant and equipment	174,034	173,123

Intangible assets, net	67,591	68,756
Goodwill, net	314,648	315,526
Other	14,750	16,323
Total assets	$1,693,629	$1,765,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366,899	$448,608
Accrued liabilities	159,259	199,961
Total current liabilities	526,158	648,569

Deferred income taxes	24,469	30,172
Long-term debt	541,900	451,000
Other long-term liabilities	77,831	61,560
Total liabilities	1,170,358	1,191,301

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2008 and 2007	3,722	3,722
Additional paid-in capital	378,828	376,379
Treasury stock, at cost - 13,820,497 shares in 2008 and 12,645,513 shares in 2007	(716,488)	(650,187)
Retained earnings	879,991	859,292
Accumulated other comprehensive loss	(22,782)	(14,952)
Total stockholders’ equity	523,271	574,254
Total liabilities and stockholders’ equity	$1,693,629	$1,765,555

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Net sales	$1,252,474	$1,193,316
Cost of goods sold	1,068,173	1,013,255

Gross profit	184,301	180,061

Operating expenses:
Warehousing, marketing and administrative expenses	139,895	127,757
Restructuring charge	—	1,378
Total operating expenses	139,895	129,135

Operating income	44,406	50,926

Interest expense, net	7,301	2,030

Other expense, net	2,241	3,411

Income before income taxes	34,864	45,485

Income tax expense	13,548	18,246

Net income	$21,316	$27,239

Net income per share - basic:
Net income per common share - basic	$0.89	$0.92
Average number of common shares outstanding - basic	23,940	29,579

Net income per share - diluted:
Net income per common share - diluted	$0.88	$0.90
Average number of common shares outstanding - diluted	24,313	30,207

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Cash Flows From Operating Activities:
Net income	$21,316	$27,239
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,215	11,209
Share-based compensation	2,263	2,059
Write down of assets held for sale	—	582
Loss on the disposition of property, plant and equipment	—	12
Amortization of capitalized financing costs	310	260
Excess tax benefits related to share-based compensation	(346)	(3,257)
Deferred income taxes	(6,400)	(3,206)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease in accounts receivable, net	69,029	26,818
Increase in retained interest in receivables sold, net	(83,891)	(15,816)
Decrease in inventory	74,840	41,554
Decrease (increase) in other assets	9,661	(1,305)
(Decrease) increase in accounts payable	(50,150)	22,941
Decrease in checks in-transit	(31,503)	(20,362)
Decrease in accrued liabilities	(41,684)	(7,777)
Increase in other liabilities	7,495	8,785
Net cash (used in) provided by operating activities	(17,845)	89,736

Cash Flows From Investing Activities:
Capital expenditures	(8,007)	(3,449)
Proceeds from the disposition of property, plant and equipment	—	6
Net cash used in investing activities	(8,007)	(3,443)

Cash Flows From Financing Activities:
Net borrowings (repayments) under Revolving Credit Facility	90,900	(4,100)
Net proceeds from the exercise of stock options	1,015	15,249
Acquisition of treasury stock, at cost	(67,505)	(101,366)
Excess tax benefits related to share-based compensation	346	3,257
Payment of debt issuance costs	—	(101)
Net cash provided by (used in) financing activities	24,756	(87,061)

Effect of exchange rate changes on cash and cash equivalents	1	2
Net change in cash and cash equivalents	(1,095)	(766)
Cash and cash equivalents, beginning of period	21,957	14,989
Cash and cash equivalents, end of period	$20,862	$14,223

Other Cash Flow Information:
Income tax (refunds) payments, net	$(208)	$3,937
Interest paid	7,329	2,042
Loss on the sale of accounts receivable	3,030	4,639

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2007, which was derived from the December 31, 2007 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further information.

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

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with net sales for the trailing 12 months of $4.7 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies products,  and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 70 distribution centers to approximately 30,000 resellers, who in turn sell directly to end-consumers.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company’s subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment and other adjusting items.  In total, the purchase price was $180.6 million, including $0.5 million in transaction costs and net of cash acquired.  The acquisition enabled the Company to diversify its product offering and provided an entry into the wholesale industrial supplies market.  The purchase price was financed through the addition of a $200 million term loan under the accordion feature of United’s existing credit agreement.  The purchase price is also subject to certain post-closing adjustments.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, the purchase price of $180.6 million, net of cash received, has resulted in goodwill and intangible assets of $88.8 million and $44.6 million, respectively.  Neither the goodwill nor the intangible assets are expected to generate a tax deduction.  For financial accounting purposes, the intangible assets are treated as a temporary difference for which a deferred tax liability of $16.7 million was recorded through purchase accounting.  The amortization expense related to the intangible assets is treated as the reversal of the temporary difference which has no impact on the effective tax rate. The intangible assets purchased include unamortizable intangibles of $12.3 million related to trademarks and trade names that have indefinite lives while the remaining $32.3 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements.  The weighted average useful life of amortizable intangibles is expected to be approximately 14 years.  The Company recorded amortization expense of $0.5 million in the three months ended March 31, 2008. Amortization expense associated with the ORS Nasco intangible assets is expected to be approximately $2.1 million per year.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible assets.

Preliminary Purchase Price Allocation
(dollars in thousands)

Purchase Price, net of cash acquired		$180,603

Allocation of Purchase Price
Accounts receivable, net	(31,615)
Inventories	(48,552)
Other current assets	(5,433)
Property, plant & equipment	(9,271)
Intangible assets	(44,610)
Total assets acquired		(139,481)

Trade accounts payable	23,272
Accrued liabilities	3,467
Deferred taxes	20,971
Total liabilities assumed		47,710
Amount to goodwill		$88,832

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified certain offsets to “Accrued Liabilities” related to merchandise return reserves to “Inventory”.  This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation.  For the year ended December 31, 2006, and the quarter ended March 31, 2007, $7.0 million and $8.6 million, respectively, were reclassified to “Inventory” out of “Accrued Liabilities” with corresponding changes made to the Statement of Cash Flows for the three months ended March 31, 2007 within “Cash Flows From Operating Activities”.

Additionally, the Company reclassified certain excess tax benefits related to share-based compensation within the Statement of Cash Flows for the three months ended March 31, 2007.  Specifically, $3.6 million was reclassified as cash provided in the “Cash Flows From Financing Activities” section to cash provided in the “Cash Flows From Operating Activities” section. This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. This reclassification impacted the “Net proceeds from the exercise of stock options” in the Financing section and the “Decrease in accrued liabilities” in the Operating section.

Common Stock Repurchase

As of March 31, 2008, the Company had $0.9 million remaining of a $200 million Board authorization from August 2007 to repurchase USI common stock. During the three-month period ended March 31, 2008, the Company repurchased 1,233,832 shares of common stock at a cost of $67.5 million. During the same three-month period in 2007, the Company repurchased 1,837,954 shares of common stock at a cost of $101.4 million. A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2007 Authorizations ($0.9 million remaining)		$400.0
2002 to 2006 Authorizations (completed)		325.0

Repurchases:
2008 repurchases	$(67.5)		1,233,832
2007 repurchases	(383.3)		6,561,416
2002 to 2006 repurchases	(273.3)		6,352,578
Total repurchases		(724.1)	14,147,826
Remaining repurchase authorized at March 31, 2008		$0.9

Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first quarter of 2008 and 2007, the Company reissued 58,215 and 452,988 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $74.1 million and $134.8 million as of March 31, 2008 and December 31, 2007, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

In the first quarter of 2008 and 2007, approximately 17% and 13%, respectively, of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 83% and 87% of the Company’s annual supplier allowances and incentives in the first quarter of 2008 and 2007, respectively, were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $32.2 million and $59.5 million as of March 31, 2008 and December 31, 2007, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Shipping, handling and fuel costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs for inbound and outbound shipments are included in the Company’s financial statements as a component of cost of goods sold and not netted against shipping and handling revenues. Net sales do not include sales tax charged to customers.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of March 31, 2008, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 79% and 81% of total inventory as of March 31, 2008 and December 31 2007, respectively, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $61.6 million and $60.4 million higher than reported as of March 31, 2008 and December 31, 2007, respectively. The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  As of March 31, 2008 and December 31, 2007, outstanding checks totaling $39.2 million and $70.8 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.  All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. Repairs and maintenance costs are charged to expense as incurred. As of March 31, 2008 and December 31, 2007, the Company has one building and associated assets with total net book value of $5.4 million classified as “held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets. This facility is no longer being used and the Company has signed an agreement to sell the building.  On May 7, 2008, the Company completed the sale of this facility for approximately $10.5 million.

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007. The total costs are as follows (in thousands):

	As of March 31, 2008	As of December 31, 2007
Capitalized software development costs	$57,981	$56,480
Accumulated amortization	(38,356)	(36,359)
Net capitalized software development costs	$19,625	$20,121

As of March 31, 2008 and December 31, 2007, net capitalized software development costs included $7.5 million and $8.3 million, respectively, related to the Company’s Reseller Technology Solution (“RTS”) investment.

Derivative Financial Instruments

The Company’s risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure.  The policies do not allow such derivative financial instruments to be used for speculative purposes.  At this time, the Company primarily uses interest rate swaps, which are subject to the management, direction and control of our financial officers.  Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval.

All derivatives are recognized on the balance sheet date at their fair value.  All derivatives in a net receivable position are included in “Other assets”, and those in a net liability position are included in “Other long-term liabilities”.  The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133 as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variable cash flows.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with SFAS No. 133.  At this time, this has not occurred as all cash flow hedges contain no ineffectiveness.  See Note 13, “Derivative Financial Instruments”, for further detail.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation. Under SFAS No. 158, employers are also required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company adopted the required recognition provisions of SFAS No. 158 as of December 31, 2006, and the requirement to measure a plan’s assets and obligations as of the balance sheet date as of January 1, 2008.  See Note 10, “Retirement Plans”, for more information regarding the adoption of the measurement date provisions of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis.  This adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 14, “Fair Value Measurements”, for information and related disclosures regarding the Company’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure eligible financial instruments at fair value at specific election dates. SFAS No. 159 requires companies to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. SFAS No. 159 was effective for the Company as of January 1, 2008.  However, the Company does not currently have any instruments that it has elected to measure at fair value.  As a result, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which is a revision to SFAS No. 141, Business Combinations, originally issued in June 2001.  The revised statement retains the fundamental requirements of SFAS No. 141 but also defines the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of SFAS No. 141(R) are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions noted in the Statement.  SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date.  Finally, the new Statement makes a number of other significant amendments to other Statements and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requiring the expensing of transaction costs directly related to an acquisition.  This new Statement is not effective until fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial position and/or its results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial position and/or its results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative and hedging activities.  Specifically, SFAS No. 161 requires further disclosure on the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In order to meet these requirements, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  This Statement is effective for fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial position and/or its results of operations.

3.              Share-Based Compensation

Overview

As of March 31, 2008, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s shareholders and provide competitive compensation to key associates. Awards include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 47,500 shares of restricted stock under the LTIP during the first quarter of 2008 but did not grant stock options under the LTIP during that three-month period.

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

Accounting For Share-Based Compensation

The Company recorded a pre-tax charge of $2.3 million ($1.4 million after-tax), or $0.06 per basic and diluted share, for share-based compensation for the first quarter of 2008. The Company recorded a pre-tax charge of $2.1 million ($1.2 million after-tax), or $0.04 per basic and diluted share, for share-based compensation for the three months ended March 31, 2007. The total intrinsic value of options exercised, outstanding and exercisable for the three months ended March 31, 2008 totaled $1.0 million, $13.6 million and $12.6 million, respectively. During same period of 2007, total intrinsic value of options exercised, outstanding and exercisable was $9.6 million, $61.6 million and $36.5 million, respectively. There were no restricted shares that vested during the three months ended March 31, 2008 or March 31, 2007. As of March 31, 2008, there was $18.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.2 years.

SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the quarter ended March 31, 2008 and 2007, respectively, the $0.3 million and $3.3 million excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted SFAS No. 123(R).

Historically, the majority of awards issued under these plans have been stock options with service-type conditions. In September 2007, the Company utilized both stock options and restricted stock in its annual award grant.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  As of March 31, 2008, there was $10.1 million of total unrecognized compensation cost related to non-vested stock option awards granted. There were no stock options granted during the first quarters of 2008 and 2007.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the three months ended March 31, 2008:

Stock Options Only	Shares	Weighted Average Exercise Price	Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2007	2,827,582	$44.45
Granted	—	—
Exercised	(59,232)	30.48
Canceled	(33,867)	50.44
Options outstanding - March 31, 2008	2,734,483	$44.67	7.2	$13,581

Number of options exercisable	1,663,184	$40.12	6.2	$12,625

Restricted Stock

In the first quarter 2008, 23,500 shares of restricted stock and 24,000 restricted stock units (RSUs) were granted. The majority of the restricted stock granted vests three years from the date of the grant.  The majority of the RSUs granted vests in four years with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned. There were no restricted shares or RSUs granted during the first quarter ended March 31, 2007.  As of March 31, 2008, there was $8.0 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. A summary of the status of the Company’s restricted stock grants and changes during the quarter ended March 31, 2008 is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2007	125,865	$58.79
Granted	47,500	50.86
Vested	—	—
Canceled	(3,161)	59.02
Nonvested - March 31, 2008	170,204	$56.58	9.5	$8,119

4. Goodwill and Intangible Assets

As of March 31, 2008 and December 31, 2007, the Company’s Condensed Consolidated Balance Sheets reflects $314.6 million and $315.5 million, respectively, of goodwill and $67.6 million and $68.8 million in net intangible assets for the same respective periods.

The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions, including the ORS Nasco acquisition (see “Acquisition of ORS Nasco Holding, Inc.” in Note 1). Amortization of intangible assets totaled $1.2 million and $0.6 million for the first three months ended March 31, 2008 and 2007, respectively. Accumulated amortization of intangible assets as of March 31, 2008 and December 31, 2007 totaled $7.8 million and $6.6 million, respectively.

5. Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the “Workforce Reduction Program”).  The Workforce Reduction Program included workforce reductions of 110 associates and, as of December 31, 2006, the measures were substantially complete.  The Company recorded a pre-tax charge of $6.0 million in the fourth quarter of 2006 for severance pay and benefits, prorated bonuses, and outplacement costs that was paid primarily during 2007.  Cash outlays associated with the Workforce Reduction Program in the first quarter of 2008 and 2007, totaled $0.5 million and $2.8 million, respectively.  As of March 31, 2008 and December 31, 2007, the Company had accrued liabilities for the Workforce Reduction Program of $0.2 million and $0.7 million, respectively.  The Company recorded an additional charge of $1.4 million in the first quarter of 2007 related to this action.

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

The Company had accrued restructuring costs on its balance sheet of approximately $1.5 million and $1.6 million as of March 31, 2008 and December 31, 2007, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the first quarter of 2008 and 2007 totaled approximately $0.1 million and $0.1 million, respectively.

6.  Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007

Net income	$21,316	$27,239
Unrealized currency translation adjustment	330	(395)
Unrealized loss on interest rate swaps, net of tax	(8,632)	—
Minimum pension liability adjustments, net of tax	293	—
Minimum postretirement liability adjustments, net of tax	181	—
Total comprehensive income	$13,488	$26,844

7.              Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and restricted stock are considered dilutive securities.  Stock options to purchase 0.4 million shares of common stock were outstanding at March 31, 2008, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were no antidilutive options for the quarter ended March 31, 2007. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2008	2007

Numerator:
Net income	$21,316	$27,239

Denominator:
Denominator for basic earnings per share - weighted average shares	23,940	29,579

Effect of dilutive securities:
Employee stock options and restricted stock	373	628

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	24,313	30,207

Net income per share:
Net income per share - basic	$0.89	$0.92
Net income per share - diluted	$0.88	$0.90

8.              Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables, and the maximum funding available under the Program is now $250 million.  The Program typically is the Company’s preferred source of floating rate financing, primarily because it generally carries a lower cost than other traditional borrowings.

Under the Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of J.P. Morgan Chase Bank, PNC Bank and Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

The Company utilizes the Program to fund its cash requirements more cost effectively than under the Revolving Credit Facility provided by the 2007 Credit Agreement (as defined below). Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 21, 2008. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As discussed above, the Company’s Revolving Credit Facility is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the Program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of March 31, 2008, the Company sold $185 million of interests in trade accounts receivable, compared with $248 million as of December 31, 2007. Accordingly, trade accounts receivable of $185 million as of March 31, 2008 and $248 million as of December 31, 2007 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Condensed Consolidated Balance Sheets under the caption, “Retained interest in receivables sold, net.” For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to the Program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the first three months of 2008 ranged between 3.6% and 5.9%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $2.2 million for the three months ended March 31, 2008, compared with $3.4 million for the same period of 2007. Proceeds from the collections under the Program for the first quarter of 2008 and 2007 totaled $1.0 billion and $0.9 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of the residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $363.7 million and $342.8 million of trade receivables in the trust as of March 31, 2008 and December 31, 2007 was $178.7 million and $94.8 million, respectively. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during first quarter of 2008 were not material.

9.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007 Credit Agreement (as defined below) and the 2007 Master Note Purchase Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of March 31, 2008	As of December 31, 2007
2007 Credit Agreement - Revolving Credit Facility	$200,100	$109,200
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$541,900	$451,000

As of March 31, 2008, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the Receivables Securitization Program. As of March 31, 2008, the applicable bank prime interest rates used for the Company’s various borrowings was 5.25% and the average rate for LIBOR borrowing was approximately 4.05%.  While the Company has $535.1 million of outstanding LIBOR based debt at March 31, 2008, the Company has hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  At March 31, 2008 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.5 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”).  The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million.  Interest on both the Revolving Credit Facility and the Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company’s debt to EBITDA ratio (or “Leverage Ratio”, as defined in the 2007 Credit Agreement).  The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt.  The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan.

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the “2007 Note Purchase Agreement”) with several purchasers.  The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to the debt restrictions contained in the 2007 Credit Agreement.  Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”).  Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008.  USSC may issue additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time.  USSC used the proceeds from the sale of these notes to repay borrowings under the 2007 Credit Agreement.

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt.  See Note 13, “Derivative Financial Instruments”, for further detail on these swap transactions and their accounting treatment.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of March 31, 2008 and December 31, 2007, the Company had outstanding letters of credit under the 2007 Credit Agreement of $19.5 million.

Obligations of USSC under the 2007 Credit Agreement and the 2007 Note Purchase Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries.  USSC’s obligations under these agreements and the guarantors’ obligations under the guaranties are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2007 Credit Agreement.  Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC.

10.       Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2007. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three months ended March 31, 2008 and 2007 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2008	2007
Service cost - benefit earned during the period	$1,473	$1,546
Interest cost on projected benefit obligation	1,932	1,754
Expected return on plan assets	(2,197)	(1,795)
Amortization of prior service cost	51	51
Amortization of actuarial loss	148	299
Net periodic pension cost	$1,407	$1,855

	Postretirement Health Care Benefits
	For the Three Months Ended March 31,
	2008	2007
Service cost - benefit earned during the period	$60	$66
Interest cost on projected benefit obligation	52	53
Amortization of actuarial gain	(72)	(79)
Net periodic postretirement health care benefit cost	$40	$40

The Company did not make cash contributions to its pension plans during the first quarters of 2008 and 2007.  The Company expects to contribute $16.2 million to its pension plans in 2008.

Measurement Date Provisions of SFAS No. 158

SFAS No. 158 provides two transition alternatives related to the change in measurement date provisions.  The Company elected the standard method. The transition from a previous measurement date of October 31, 2007 to December 31, 2007, beginning in fiscal 2008, required the Company to reduce its Retained Earnings as of January 1, 2008 by $0.6 million to recognize the one-time after-tax effect of an additional two months of net periodic benefit expense for the Company’s pension and postretirement healthcare benefit plans.  There was no impact on the Company’s results of operations.  The balance sheet adjustments as of January 1, 2008 were as follows (in thousands):

Increase (decrease)
Deferred income tax liability	$(88)
Accrued pension benefits liability	488
Accrued postretirement benefits liability	(257)
Retained earnings	(617)
Accumulated other comprehensive income	474

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $1.4 million for the Company match of employee contributions to the Plan during the first quarter ended March 31, 2008. During the same period last year, the Company recorded $1.1 million for the same match.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	As of March 31, 2008	As of December 31, 2007
Other Long-Term Assets, net:
Assets held for sale	$5,388	$5,388
Investment in deferred compensation	4,000	4,144
Long-term accounts receivable	2,411	3,562
Other	2,951	3,229
Total other long-term assets, net	$14,750	$16,323

Other Long-Term Liabilities:
Accrued pension benefits liability	$26,593	$24,697
Deferred rent	14,785	14,494
Accrued postretirement benefits liability	3,599	3,832
Deferred directors compensation	4,000	4,144
Restructuring and exit costs reserves	1,392	1,604
Interest rate swap liability	17,603	3,679
Long-term income tax liability	7,813	7,542
Other	2,046	1,568
Total other long-term liabilities	$77,831	$61,560

12. Accounting for Uncertainty in Income Taxes

At December 31, 2007, the Company had $9.2 million in gross unrecognized tax benefits.  At March 31, 2008, the gross unrecognized tax benefits increased to $9.3 million as a result of tax positions taken during the three months ended March 31, 2008.

At March 31, 2008  and December 31, 2007, $7.5  million and $7.3  million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate, with the remainder, if recognized, impacting “Goodwill” and “Other Current Assets”.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the quarter ended March 31, 2008 was $0.2 million and the amounts related to the other periods presented were not material. The Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 include $1.9 million and $1.7 million, respectively, accrued for the potential payment of interest and penalties.

As of March 31, 2008, the Company’s U.S. Federal income tax returns for 2004 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the tax years 2001 through 2006 remain subject to examinations by state and local income tax authorities.

Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.3 million.  These unrecognized tax benefits are currently accrued for in the Condensed Consolidated Balance Sheets.

13. Derivative Financial Instruments

Interest rate movements create a degree of risk to the Company’s operations by affecting the amount of interest payments.  Interest rate swap agreements are used to manage the Company’s exposure to interest rate changes.  The Company designates its floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract to support hedge accounting.

On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction has an effective date of January 15, 2008 and a termination date of January 15, 2013. Notwithstanding the terms of the November 2007 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

Subsequently, on December 20, 2007, USSC entered into another interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction has an effective date of December 21, 2007 and a termination date of June 21, 2012. Notwithstanding the terms of the December 2007 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the March 2008 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $100 million of LIBOR based interest rate risk. Under the terms of the March 2008 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $100 million at a fixed rate of 3.212%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The March 2008 Swap Transaction had an effective date of March 31, 2008 and a termination date of June 29, 2012. Notwithstanding the terms of the March 2008 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

The interest rate swap agreements that were outstanding as of March 31, 2008 were as follows (in thousands):

As of March 31, 2008	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(8,955)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(8,086)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(562)

(1) These interest rate derivatives qualify for hedge accounting.  Therefore, the fair value of each interest rate derivative is included in the Company’s Consolidated Balance Sheets as a component of “Other long-term liabilities” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.  Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

These hedged transactions described above qualify as cash flow hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This Statement requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a cash flow hedge (for example, hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt).

The Company has entered into these interest rate swap agreements, described above, that effectively convert a portion of its floating-rate debt to a fixed-rate basis. This then reduces the impact of interest rate changes on future interest expense.  By using such derivative financial instruments, the Company exposes itself to credit risk and market risk.  Credit risk is the risk that the counterparty to the interest rate swap agreements (as noted above) will fail to perform under the terms of the agreements.  The Company attempts to minimize the credit risk in these agreements by only entering into transactions with credit worthy counterparties like the two counterparties above.  The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

Approximately 80% ($435 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at March 31, 2008.

14. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including:

•                  the retained interest in accounts receivables sold under the Receivables Securitization Program based on company determined inputs including an average collection cycle and assumed discount rate (see Note 8, “Receivables Securitization Program” for further information and a detailed description of this asset); and

•                  interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 13, “Derivative Financial Instruments”, for more information on these interest rate swaps).

SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•                  Level 1 – Quoted market prices in active markets for identical assets or liabilities;

•                  Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and

•                  Level 3 – Unobservable inputs developed using estimates and assumptions developed by the Company which reflect those that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2008 (in thousands):

	Fair Value Measurements as of March 31, 2008
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Retained interest in receivables sold, less allowance for doubtful accounts	$178,700	$—	$—	$178,700

Liabilities
Interest rate swap liability	$17,603	$—	$17,603	$—

The following table presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2008 (in thousands):

Retained Interest
in Receivables Sold, Net

Balance as of December 31, 2007	$94,809
Net payments/sales	84,727
Realized losses	(836)
Balance as of March 31, 2008	$178,700

The realized losses associated with Level 3 assets relate to that portion of the Company’s bad debt expense related to the retained interest in receivables sold. This expense is reflected in the Company’s Condensed Consolidated Statements of Income under the caption “Warehousing, marketing and administrative expenses.”

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis.  As of March 31, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Overview and Recent Results

The Company is North America’s largest broad line wholesale distributor of business products, with 2007 net sales of $4.6 billion. The Company sells its products through a national distribution network of 70 distribution centers to approximately 30,000 resellers, who in turn sell directly to end consumers.

As reported in the Company’s press release dated May 1, 2008, net sales growth for April trended up from March sales which experienced a sales slowdown due to weakness in the economy and the timing of the Easter holiday, which fell in the first quarter of this year versus the second quarter in 2007.  The combined March and April 2008 sales results indicate a flat growth trend, excluding ORS Nasco.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                  During the first quarter of 2008, the macroeconomic environment that supports business-related spending was negatively impacted by an increase in the unemployment rate, soft housing markets and higher fuel prices that negatively impacted consumer confidence and discretionary spending. This environment has impacted the Company’s sales and could impact the credit quality of the Company’s receivables.

•                  On December 21, 2007, the Company completed the acquisition of ORS Nasco, a pure wholesale distributor of industrial supplies.  ORS Nasco sales for the first quarter of 2008 were nearly $74 million and earnings per share for the first quarter included a $0.04 per share contribution from ORS Nasco.  This is in line with the Company’s expected 15 – 20 cents of earnings per share accretion in 2008.

•                  Total Company sales for the first quarter of 2008 grew 5.0% to $1.25 billion.  Excluding ORS Nasco, sales were down 1.2% due primarily to a 5% combined sales decline in office supplies, technology products and office furniture resulting mostly from a significant decrease in national account sales.  This was partially offset by approximately 15% sales growth in the janitorial and breakroom category.

•                  Gross margin as a percent of sales for the first quarter of 2008 was 14.7%, compared to 15.1% in the first quarter of 2007. Gross margin in the first quarter was negatively impacted by the sales decline and reduced purchase volumes which led to lower supplier allowances. Further accentuating the decline in supplier allowances was a shift in the sales product mix toward items with lower supplier allowances.

•                  Total operating expenses as a percent of sales for the first quarter of 2008 were 11.2% compared to 10.8% for the same quarter of the prior year.  ORS Nasco operating expenses for the first quarter 2008 were $9.2 million.

•                  Operating cash flows for the first quarter of 2008 declined versus the prior year, reflecting lower earnings and an increase in working capital particularly in accounts payable and accrued liabilities.  These increased working capital needs were partially offset by reductions in inventory.

•                  During the first quarter of 2008, the Company acquired approximately 1.2 million shares of common stock under its publicly-announced share repurchase programs for $67.5 million.  As of May 1, 2008, the Company has $0.9 million remaining of existing share repurchase authorization from the Board of Directors.

•                  During 2007, the Company continued development of its technology enabled marketing capabilities.  The Company published its new content and introduced its electronic catalog demonstrating its enhanced content and search capabilities.  The Company is working with industry software providers to embed its electronic catalog content into their e-commerce solutions, which will enhance the end-consumers’ shopping experience and give our reseller customers a competitive advantage.  SAP is continuing to invest in its SAP Hosted Solution for Business Products Resellers (the “Solution”) which is aimed at providing independent dealers with an enhanced shopping experience for their customers to effectively run their businesses. While the roll-out process of this technology platform has been slowed to more fully develop the functionality and capabilities of the system, SAP anticipates being able to roll out enhanced products for dealers in late 2008.

•                  During the first quarter of 2008, the Company entered into an interest rate swap transaction to mitigate its floating rate risk on $100 million of London Interbank Offered Rate (LIBOR) based debt.  This is in addition to two previous swap transactions that were consummated in the fourth quarter of 2007 for a total of $335 million.  The latest swap transaction effectively fixes the interest rates at 3.2% for $100 million of the Company’s LIBOR based debt. After taking into account an interest rate spread, based on the Company’s leverage ratio, charged on this $100 million in debt, the total rate will range between 3.7% and 4.5%.  This cash flow hedge is being accounted for under the principles outlined in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  See Note 13 of the Consolidated Financial Statements for more detail on the accounting for this transaction.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company’s subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment and other adjusting items.  In total, the purchase price was $180.6 million, including $0.5 million in transaction costs and net of cash acquired.  The acquisition allows the Company to diversify its product offering and provides an entry into the wholesale industrial supplies market.  The purchase price was financed through the addition of a $200 million Term Loan under the accordion feature of United’s existing credit agreement.  The purchase price is also subject to certain post-closing adjustments.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, the preliminary purchase price of $180.6 million, net of cash received, has resulted in goodwill and intangible assets of $88.8 million and $44.6 million, respectively.  Neither the goodwill nor the intangible assets are expected to generate a tax deduction.  For financial accounting purposes, the intangible assets are treated as a temporary difference for which a deferred tax liability of $12.1 million was recorded through purchase accounting.  The amortization expense related to the intangible assets is treated as the reversal of the temporary difference which has no impact on the effective tax rate.  The intangible assets purchased include unamortizable intangibles of $12.3 million related to trademarks and trade names that have indefinite lives while the remaining $32.3 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements.  The weighted average useful life of amortizable intangibles is expected to be approximately 14 years.  The Company recorded amortization expense of $0.5 million in the three months ended March 31, 2008. Amortization expense associated with the ORS Nasco intangible assets is expected to be approximately $2.1 million per year.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Stock Repurchase Program

During the first quarter of 2008, the Company repurchased 1,233,832 shares at an aggregate cost of $67.5 million. For the three months ended March 31, 2007, total share repurchases totaled 1,837,794 at an aggregate cost of $101.4 million.  At March 31, 2008, the Company had $0.9 million remaining of Board authorization from an August 2007 Board authorization to repurchase USI common stock.

Critical Accounting Policies, Judgments and Estimates

During the first quarter of 2008, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company adopted the required measurement date provisions of SFAS No. 158 as of January 1, 2008.  SFAS No. 158 provides two transition alternatives related to the change in measurement date provisions.  The Company elected the standard method. The transition from a previous measurement date of October 31, 2007 to December 31, 2007, beginning in fiscal 2008, required the Company to reduce its Retained Earnings as of January 1, 2008 by $0.6 million to recognize the one-time after-tax effect of an additional two months of net periodic benefit expense for the Company’s pension and postretirement healthcare benefit plans.  There was no impact on the Company’s results of operations.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended
	March 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of goods sold	85.3	84.9
Gross margin	14.7	15.1

Operating expenses:
Warehousing, marketing and administrative expenses	11.2	10.7
Restructuring charge	0.0	0.1
Total operating expenses	11.2	10.8

Operating income	3.5	4.3

Interest expense, net	0.5	0.2
Other expense, net	0.2	0.3
Income before income taxes	2.8	3.8
Income tax expense	1.1	1.5

Net income	1.7%	2.3%

Adjusted Operating Income and Earnings Per Share

The following tables present Adjusted Operating Income and Earnings Per Share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data).  The tables show Adjusted Operating Income and Earnings per Share excluding the effects of first quarter 2007 restructuring charge related to workforce reduction. Generally Accepted Accounting Principles (GAAP) require that the effect of this item be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding this item is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of this item to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the three months ended March 31,
	2008		2007
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$1,252,474	100.00%	$1,193,316	100.00%

Gross profit	$184,301	14.71%	$180,061	15.09%

Operating expenses	$139,895	11.17%	$129,135	10.82%
Restructuring charge related to workforce reduction	—	0.00%	(1,378)	-0.11%
Adjusted operating expenses	$139,895	11.17%	$127,757	10.71%

Operating income	$44,406	3.54%	$50,926	4.27%
Operating expense item noted above	—	0.00%	1,378	0.11%
Adjusted operating income	$44,406	3.54%	$52,304	4.38%

Net income per share - diluted	$0.88		$0.90
Per share operating expense item noted above	—		0.03
Adjusted net income per share - diluted	$0.88		$0.93

Weighted average number of common shares - diluted	24,313		30,207

Results of Operations—Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Net Sales. Net sales for the first quarter of 2008 were $1.25 billion, up 5.0% compared with sales of $1.19 billion for the same three-month period of 2007.  Excluding ORS Nasco, sales declined 1.2% to $1.18 billion. The following table summarizes net sales by product category for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007
Technology products	$421	$458
Traditional office products (including cut-sheet paper)	357	358
Janitorial and breakroom supplies	254	221
Office furniture	124	135
Freight revenue	21	19
Industrial supplies	74	—
Other	1	2
Total net sales	$1,252	$1,193

Sales in the technology products category in the first quarter of 2008 declined by approximately 8% versus the first quarter of 2007.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 34% of net sales for the first quarter of 2008.  Sales in this category were negatively impacted by the weaker economy and reduced discretionary spending by end consumers.  Price competition also impacted sales in the technology area.

Sales of traditional office supplies in the first quarter of 2008 declined by approximately 0.3% versus the first quarter of 2007. This category, however, did experience strong growth in cut-sheet paper, which typically earns lower margin. Traditional office supplies represented approximately 29% of the Company’s consolidated net sales for the first quarter of 2008. The decline in this category was due to a significant decline in sales to national accounts.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising 15% in the first quarter of 2008 compared to the first quarter of 2007.  This category accounted for approximately 20% of the Company’s first quarter of 2008 consolidated net sales. Growth in this category was primarily due to the addition of a significant account in the third quarter of 2007 and continued growth in foodservice consumables and paper based janitorial/sanitation supplies.

Office furniture sales in the first quarter of 2008 decreased by approximately 8% compared to the same three-month period of 2007. Office furniture accounted for 10% of the Company’s first quarter of 2008 consolidated net sales.

Sales of industrial supplies accounted for 6% of the Company’s net sales for the first quarter of 2008 as the Company continues to see the benefits of its investment in ORS Nasco.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first quarter of 2008 was $184.3 million, compared to $180.1 million in the first quarter of 2007. The increase in gross profit is due the addition of ORS Nasco partially offset by declining gross margins in the Company’s base business.  The gross margin rate (gross profit as a percentage of net sales) for the first quarter of 2008 was 14.7%, compared to 15.1% in the first quarter of 2007.  The gross margin rate for the base business in the first quarter of 2008 was negatively impacted by 70 basis points due to lower supplier allowances and purchase discounts.  Lower sales and purchases of inventory with higher rebates resulted in a reduction in variable supplier allowances earned in the first quarter of 2008.  This was partially offset by a 25 basis point reduction in advertising costs due to increased productivity. In addition, gross margin was negatively impacted by 29 basis points due to a sales mix shift toward lower margin product categories fully offset by buy-side inflation.

Operating Expenses. Operating expenses for the first quarter of 2008 totaled $139.9 million, or 11.2% of net sales, compared with $129.1 million, or 10.8% of net sales in the first quarter of 2007.  First quarter 2008 operating expenses include an incremental $9.2 million related to ORS Nasco. Included in the first quarter 2007 amount is $1.4 million or 0.1% of net sales for a non-recurring restructuring charge related to the Company’s 2006 Workforce Reduction.  Adjusting for this, operating expenses were 10.7% of sales in the first quarter 2007.  The increase in operating expenses as a percentage of sales was due to a 30 basis point increase in payroll and payroll related expenses.  This resulted primarily from start-up costs to serve a significant increase in new business in janitorial and breakroom as well as the deleveraging impact of fixed payroll costs resulting from lower technology and furniture sales. Also, bad debt expense was up 10 basis points due to particularly low write-offs in first quarter 2007.

Interest Expense, net. Interest expense for the first quarter of 2008 was $7.3 million, compared with $2.0 million for the same period in 2007. The increase in interest expense for the first quarter of 2008 was attributable to higher borrowings as the Company’s debt increased by $428.7 million from March 31, 2007 to March 31, 2008. This increase was partially offset by reduced interest rates.

Other Expense, net. Other expense for the first quarter of 2008 was $2.2 million, compared with $3.4 million in the first quarter of 2007 due to a decrease in the average amount of accounts receivable sold.  Other expense for both the first quarter of 2008 and 2007 primarily represents costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program.  The receivables sold as of March 31, 2008 and 2007 were $185 million and $250 million, respectively.

Income Taxes. Income tax expense was $13.5 million for the first quarter of 2008, compared with $18.2 million for the same period in 2007. The Company’s effective tax rate for the first quarter of 2008 and 2007 was 38.9% and 40.1%, respectively. The decline reflects a favorable mix of income between states and lower tax contingencies partially offset by unfavorable changes to tax law in certain states.

Net Income. Net income for the first quarter of 2008 totaled $21.3 million, or $0.88 per diluted share, compared with net income of $27.2 million, or $0.90 per diluted share for the same three-month period in 2007.  Adjusted for the impact of the $1.4 million non-recurring restructuring charge, first quarter 2007 diluted earnings per share were $0.93.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below), consisted of the following amounts (in thousands):

	As of	As of
	March 31, 2008	December 31, 2007
2007 Credit Agreement - Revolving Credit Facility	$200,100	$109,200
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	541,900	451,000
Accounts receivable sold (1)	185,000	248,000
Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	726,900	699,000
Stockholders’ equity	523,271	574,254
Total capitalization	$1,250,171	$1,273,254

Adjusted debt-to-total capitalization ratio	58.1%	54.9%

(1)            See discussion below under “Off-Balance Sheet Arrangements - Receivables Securitization Program”

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as “Debt under GAAP”). Under GAAP, accounts receivable sold under the Company’s Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company therefore believes it is helpful to provide readers of its financial statements with a measure (“adjusted debt”) that adds accounts receivable sold to debt and calculates adjusted debt-to-total capitalization on the same basis as an additional liquidity measure.  A reconciliation of these non-GAAP measures is provided in the table above.  Adjusted debt and the adjusted debt-to-total-capitalization ratio are provided as additional liquidity measures.

In accordance with GAAP, total debt outstanding at March 31, 2008 increased by $90.9 million to $541.9 million from the balance at December 31, 2007. This resulted from an increase in borrowings under the Revolving Credit Facility of the 2007 Credit Agreement. Adjusted debt as of March 31, 2008 increased by $27.9 million from the balance at December 31, 2007 as a result of this increase in borrowings under the Revolving Credit Facility and a $63 million decrease in the amount sold under the Company’s Receivables Securitization Program.

At March 31, 2008, the Company’s adjusted debt-to-total capitalization ratio was 58.1%, compared to 54.9% at December 31, 2007.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of March 31, 2008, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement - Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	250.0
Industrial Development Bond	6.8
Maximum financing available		$1,016.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	200.1
2007 Credit Agreement - Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program	185.0
Outstanding letters of credit	19.5
Industrial Development Bond	6.8
Total financing utilized		746.4
Available financing, before restrictions		270.4
Restrictive covenant limitation		123.2
Available financing as of March 31, 2008		$147.2

(1) The Receivables Securitization Program provides for maximum funding available of the lesser of $250 million or the total amount of eligible receivables.

Restrictive covenants, most notably the leverage ratio covenant under the 2007 Credit Agreement and the 2007 Master Note Purchase Agreement (both as defined in Note 9, “Long-Term Debt”), may limit total available financing at points in time, as shown above. These and other covenants may also limit the Company’s ability to acquire shares of its common stock.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the first quarter of 2008, the only significant change to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 was the addition of a third interest rate swap transaction on a portion of the Company’s long-term debt.  The additional fixed interest payments on this latest interest rate swap transaction are based off of the notional amount and fixed rate inherent in the swap transaction and related debt instrument.  The additional fixed interest payments on long-term debt from those disclosed in the Company’s Form 10-K for the year ended December 31, 2007, are noted below (in thousands):

New contractual obligations	2008	2009 & 2010	2011 & 2012	Thereafter	Total
Fixed interest payments on long-term debt	$3,212	$6,424	$4,796	$—	$14,432

Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”).  The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million.  Interest on both the Revolving Credit Facility and the Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company’s debt to EBITDA ratio (or “Leverage Ratio”, as defined in the 2007 Credit Agreement).  The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt.  The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan.

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the “2007 Note Purchase Agreement”) with several purchasers.  The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to the debt restrictions contained in the 2007 Credit Agreement.  Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”).  Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008.  USSC may issue additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time.  USSC used the proceeds from the sale of these notes to repay borrowings under the 2007 Credit Agreement.

On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction has an effective date of January 15, 2008 and a termination date of January 15, 2013.

On December 20, 2007, USSC entered into an interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction has an effective date of December 21, 2007 and a termination date of June 21, 2012.

On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the March 2008 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $100 million of LIBOR based interest rate risk. Under the terms of the March 2008 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $100 million at a fixed rate of 3.212%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The March 2008 Swap Transaction had an effective date of March 31, 2008 and a termination date of June 29, 2012.

The Company had outstanding letters of credit under the 2007 Credit Agreement and its predecessor agreement of $19.5 million for March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.5 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

As of March 31, 2008, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement, which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million.  Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 21, 2008. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As of March 31, 2008, the Company sold $185 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the three months ended March 31, 2008 and 2007 are summarized below (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007

Net cash (used in) provided by operating activities	$(17,845)	$89,736
Net cash used in investing activities	(8,007)	(3,443)
Net cash provided by (used in) financing activities	24,756	(87,061)

Cash Flow From Operations

Net cash used in operating activities for the three months ended March 31, 2008 totaled $17.8 million, compared with net cash provided by operating activities of $89.7 million in the same three-month period of 2007.  After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company’s operating cash flows decreased to $45.2 million for the three months ended March 31, 2008, compared to $64.7 million for the same three months ended in 2007.

Operating cash flows for the three months ended March 31,  2008 were primarily attributed to:

(1) net income of $21.3 million;

(2) depreciation and amortization of $11.2 million;

(3) a decrease in accounts payable of $81.7 million;

(4) a decrease in accrued liabilities of $41.7 million;

(5) a decline in inventories of $74.8 million;

(6) a $48.1 million decline in accounts receivable, excluding the impacts of accounts receivable sold; and

(7) a $9.7 million decrease in other assets.

Operating cash flows for the three months ended March 31, 2007 were due to:

(1) net income of $27.2 million;

(2) depreciation and amortization expense of $11.2 million;

(3) a $2.6 million increase in accounts payable;

(4) a decline in inventories of $41.6 million;

(5) a $14.0 million increase in accounts receivable, excluding the impacts of accounts receivable sold; and

(6) a $7.8 million decrease in accrued liabilities.

Internally, the Company views accounts receivable sold through its Receivables Securitization Program (the “Program”) to be a financing mechanism based on the following considerations and reasons:

•      The Program typically is the Company’s preferred source of floating rate financing, primarily because it generally carries a lower cost than other traditional borrowings;

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the three months ended March 31, 2008 and 2007 are provided below as an additional liquidity measure (in thousands):

	For the Three Months Ended March 31,
	2008	2007

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(17,845)	$89,736
Excluding the change in accounts receivable	63,000	(25,000)
Net cash provided by operating activities excluding the effects of receivables sold	$45,155	$64,736

Cash Flows Used In Financing Activities:
Net cash provided by (used in) provided by financing activities	$24,756	$(87,061)
Including the change in accounts receivable sold	(63,000)	25,000
Net cash used in financing activities including the effects of receivables sold	$(38,244)	$(62,061)

Cash Flow From Investing Activities

Net cash used in investing activities for the first three months of 2008 was $8.0 million, compared to net cash used in investing activities of $3.4 million for the three months ended March 31, 2007. Net cash used in investing activities for the three months ended March 31, 2008 included $1.8 million in capitalized software development costs compared to $1.1 million for the same period in 2007.  This increase is attributable to investments in Information Technology system upgrades including new financial systems.  Other net capital expenditures increased $3.9 million from $2.3 million in the first quarter 2007 to $6.2 million for the same three-month period in 2008. This increase reflects investments in Information Technology hardware and distribution center equipment.  For 2008, the Company expects gross capital expenditures to be approximately $30 million.

Cash Flow From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 totaled $24.8 million, compared with a use of cash of $87.1 million in the prior year period.  Cash provided in financing activities for the three months ended March 31, 2008 included:

(1)   an increase of $90.9 million in borrowings under the Revolving Credit Facility; and

(2)   a use of $67.5 million to repurchase shares of the Company’s common stock.

Cash used in financing activities for the three months ended March 31, 2007 included:

(1)   $101.4 million in repurchases of the Company’s common stock; and

(2)   $15.2 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first quarter of 2008 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of March 31, 2008, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of or incidental to its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 1A.    RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2007. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes purchases of the Company’s common stock during the first quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2008 - 1/31/2008	4,511	$46.33	4,511	$68,154,462
2/1/2008 - 2/29/2008	1,229,321	54.74	1,229,321	858,254
3/1/2008 - 3/31/2008	—	—	—	858,254
Total	1,233,832	$54.71	1,233,832

(1)   All share purchases were executed under share repurchase authorizations given by the Company’s Board of Directors and made under the Company’s 10b5-1 plan.

ITEM 5.          OTHER INFORMATION

On March 21, 2008, USS Receivables Company, Ltd. (the “Receivables Company”), United Stationers Financial Services LLC (“USFS”), United Stationers Supply Co. (“USSC”), Falcon Asset Securitization Company LLC, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), Fifth Third Bank, and JPMorgan Chase Bank, N.A., Fifth Third Bank, and The Bank of New York Trust Company, N.A., as trustee, entered into an Omnibus Amendment (the “Omnibus Amendment”), to amend United Stationers Inc.’s (the “Company”) receivables securitization program (the “Program”). The Program is a $250 million facility and was originally entered into on March 28, 2003 to provide the Company with a cost-effective means of funding its cash requirements.  The Omnibus Amendment extended the term of the Program to March 18, 2011 and adopted uniform definitions for certain defined terms used in the Program documents.  The Omnibus Amendment also extended the term of the standby liquidity funding—a 364 day facility that must be renewed before maturity in order for the Program to continue—to March 20, 2009.   For additional information about the Program, see Footnote 8 to the Company’s Financial Statements.

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

3.2	Amended and Restated Bylaws of United, dated as of October 10, 2007 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 12, 2007)

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A. and EquiServe Trust Company, N.A.) (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

10.1*

Omnibus Amendment, dated as of March 21, 2008, by and among USS Receivables Company, Ltd., United Stationers Financial Services LLC, United Stationers Supply Co., Falcon Asset Securitization Company LLC, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), Fifth Third Bank, and The Bank of New York Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, N.A.), as trustee

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of May 8, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of May 8, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 8, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: May 8, 2008	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)