Form 10-Q
period 2008-06-30
UNITED STATIONERS INC
filed 2008-08-08
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☐   No  ☒

On August 7, 2008, the registrant had outstanding 23,394,705 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and subsidiaries as of June 30, 2008, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to changes in accounting principles for accounting for uncertainty in income taxes, share-based payments, and employers’ accounting for defined benefit pension and other postretirement plans.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Chicago, Illinois
August 7, 2008

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of June 30, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$24,625	$21,957
Accounts receivable, less allowance for doubtful accounts of $14,465 in 2008 and $13,351 in 2007	316,848	321,305
Retained interest in receivables sold, less allowance for doubtful accounts of $6,721 in 2008 and $5,894 in 2007	123,580	94,809
Inventories	643,316	715,161
Other current assets	35,059	38,595
Total current assets	1,143,428	1,191,827

Property, plant and equipment, at cost	418,937	424,017
Less - accumulated depreciation and amortization	258,242	250,894
Net property, plant and equipment	160,695	173,123

Intangible assets, net	66,426	68,756
Goodwill, net	314,359	315,526
Other	15,639	16,323
Total assets	$1,700,547	$1,765,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436,870	$448,608
Accrued liabilities	160,461	199,961
Total current liabilities	597,331	648,569

Deferred income taxes	29,092	30,172
Long-term debt	466,800	451,000
Other long-term liabilities	49,319	61,560
Total liabilities	1,142,542	1,191,301

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2008 and 2007	3,722	3,722
Additional paid-in capital	381,033	376,379
Treasury stock, at cost - 13,823,813 shares in 2008 and 12,645,513 shares in 2007	(716,581)	(650,187)
Retained earnings	901,465	859,292
Accumulated other comprehensive loss	(11,634)	(14,952)
Total stockholders’ equity	558,005	574,254
Total liabilities and stockholders’ equity	$1,700,547	$1,765,555

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$1,251,335	$1,141,205	$2,503,809	$2,334,521
Cost of goods sold	1,069,312	971,527	2,137,485	1,984,782

Gross profit	182,023	169,678	366,324	349,739

Operating expenses:
Warehousing, marketing and administrative expenses	138,806	122,598	278,701	250,355
Restructuring charge	—	—	—	1,378

Total operating expenses	138,806	122,598	278,701	251,733

Operating income	43,217	47,080	87,623	98,006

Interest expense, net	6,442	3,137	13,743	5,167

Other expense, net	1,992	3,648	4,233	7,059

Income before income taxes	34,783	40,295	69,647	85,780

Income tax expense	13,309	16,186	26,857	34,432

Net income	$21,474	$24,109	$42,790	$51,348

Net income per share - basic:
Net income per share - basic	$0.92	$0.86	$1.81	$1.78
Average number of common shares outstanding - basic	23,396	28,027	23,668	28,799

Net income per share - diluted:
Net income per share - diluted	$0.91	$0.84	$1.79	$1.74
Average number of common shares outstanding - diluted	23,659	28,798	23,968	29,515

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Cash Flows From Operating Activities:
Net income	$42,790	$51,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,520	21,803
Share-based compensation	4,386	3,989
Asset impairment charge	6,727	—
Write down of assets held for sale	—	546
(Gain) loss on the disposition of property, plant and equipment	(4,759)	121
Amortization of capitalized financing costs	515	460
Excess tax benefits related to share-based compensation	(323)	(5,367)
Deferred income taxes	(2,757)	(4,615)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease in accounts receivable, net	4,820	27,662
Increase in retained interest in receivables sold, net	(28,771)	(23,124)
Decrease in inventories	72,157	66,791
Decrease (increase) in other assets	5,509	(8,760)
Increase in accounts payable	9,673	29,232
Decrease in checks in-transit	(21,125)	(44,796)
Decrease in accrued liabilities	(35,987)	(9,923)
Decrease in other liabilities	(12,411)	(5,476)
Net cash provided by operating activities	62,964	99,891

Cash Flows From Investing Activities:
Capital expenditures	(19,762)	(6,833)
Sale of Canadian Division	—	1,295
ORS Nasco acquisition purchase price adjustment	360	—
Proceeds from the disposition of property, plant and equipment	9,707	6
Net cash used in investing activities	(9,695)	(5,532)

Cash Flows From Financing Activities:
Borrowings under Revolving Credit Facility	15,800	26,200
Net proceeds from the exercise of stock options	1,026	21,680
Acquisition of treasury stock, at cost	(67,505)	(151,693)
Excess tax benefits related to share-based compensation	323	5,367
Payment of debt issuance costs	(256)	(125)
Net cash used in financing activities	(50,612)	(98,571)

Effect of exchange rate changes on cash and cash equivalents	11	3
Net change in cash and cash equivalents	2,668	(4,209)
Cash and cash equivalents, beginning of period	21,957	14,989
Cash and cash equivalents, end of period	$24,625	$10,780

Other Cash Flow Information:
Income tax payments, net	$30,864	$38,006
Interest paid	13,306	4,532
Loss on the sale of accounts receivable	4,280	8,214

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

In the opinion of the management of the Company (as hereafter defined), the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the Company’s results for such interim periods and its financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes and product mix. The Company evaluates these estimates periodically and makes adjustments where facts and circumstances dictate.  The Company recorded a gain on the sale of its former corporate headquarters as well as an asset impairment charge on capitalized software development costs in the three months ended June 30, 2008.

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with net sales for the trailing 12 months of $4.8 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies products,  and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract business products resellers. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end-consumers.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company’s subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment and other adjusting items.  The purchase price was also subject to certain post-closing adjustments of which approximately $0.4 million was adjusted downward based on the subsequently negotiated working capital calculations in the second quarter of 2008.  In total, the purchase price was $180.2 million, including $0.5 million in transaction costs and net of cash acquired.  The acquisition allows the Company to diversify its product offering and provides an entry into the wholesale industrial supplies market.  The purchase price was financed through the addition of a $200 million Term Loan under the accordion feature of United’s existing credit agreement.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, the preliminary purchase price of $180.2 million, net of cash received, has resulted in goodwill and intangible assets of $88.5 million and $44.6 million, respectively.  The intangible assets purchased include unamortizable intangibles of $12.3 million related to trademarks and trade names that have indefinite lives while the remaining $32.3 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements.  Neither the goodwill nor the intangible assets are expected to generate a tax deduction.  For financial accounting purposes, the amortizable intangible assets are treated as a temporary difference for which a deferred tax liability of $12.1 million was recorded through purchase accounting.  The amortization expense related to the intangible assets is treated as the reversal of the temporary difference which has no impact on the effective tax rate. The weighted average useful life of amortizable intangibles is expected to be approximately 14 years.  The Company recorded amortization expense of $0.5 million and $1.0 million in the three and six-month periods ending June 30, 2008. Amortization expense associated with the ORS Nasco intangible assets is expected to be approximately $2.1 million per year.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Preliminary Purchase Price Allocation
(dollars in thousands)

Purchase Price, net of cash acquired		$180,243

Allocation of Purchase Price
Accounts receivable, net	(31,615)
Inventories	(48,552)
Other current assets	(5,433)
Property, plant & equipment	(8,990)
Intangible assets	(44,610)
Total assets acquired		(139,200)

Trade accounts payable	23,272
Accrued liabilities	3,467
Deferred taxes	20,760
Total liabilities assumed		47,499
Amount to goodwill		$88,542

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified certain offsets to “Accrued Liabilities” related to merchandise return reserves to “Inventories”.  This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation.  For the quarter ended June 30, 2007, $7.4 million was reclassified to “Inventories” out of “Accrued Liabilities” with corresponding changes made to the Statement of Cash Flows for the six months ended June 30, 2007 within “Cash Flows From Operating Activities”.

Additionally, the Company reclassified certain excess tax benefits related to share-based compensation within the Statement of Cash Flows for the six months ended June 30, 2007.  Specifically, $6.0 million was reclassified as cash provided in the “Cash Flows From Financing Activities” section to cash provided in the “Cash Flows From Operating Activities” section. This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. This reclassification impacted the “Net proceeds from the exercise of stock options” in the Financing section and the “Decrease in accrued liabilities” in the Operating section.

Common Stock Repurchase

As of June 30, 2008, the Company had $0.9 million remaining of a $200 million Board authorization from August 2007 to repurchase USI common stock and $100.0 million remaining from a May 2008 authorization. During the six-month period ended June 30, 2008, the Company repurchased 1,233,832 shares of common stock at a cost of $67.5 million with all of this activity coming in the first quarter. For the three and six months ended June 30, 2007, share repurchases totaled 824,931 and 2,662,885 at an aggregate cost of $50.3 million and $151.7 million, respectively.  A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases
	History
	Cost		Shares
Authorizations:
2008 Authorization ($100.0 million remaining)		$100.0
2007 Authorizations ($0.9 million remaining)		400.0
2002 to 2006 Authorizations (completed)		325.0

Repurchases:
2008 repurchases	$(67.5)		1,233,832
2007 repurchases	(383.3)		6,561,416
2002 to 2006 repurchases	(273.3)		6,352,578
Total repurchases		(724.1)	14,147,826
Remaining repurchase authorized at June 30, 2008		$100.9

Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the six months ended June 30, 2008 and 2007, the Company reissued 54,899 and 658,505 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $111.7 million and $134.8 million as of June 30, 2008 and December 31, 2007, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2008 and 2007, approximately 18% and 16%, respectively, of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 82% and 84% of the Company’s annual supplier allowances and incentives during the six months ended June 30, 2008 and 2007, respectively, were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances earned.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $43.0 million and $59.5 million as of June 30, 2008 and December 31, 2007, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of June 30, 2008, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 79% and 81% of total inventory as of June 30, 2008 and December 31 2007, respectively, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $64.0 million and $60.4 million higher than reported as of June 30, 2008 and December 31, 2007, respectively. The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  As of June 30, 2008 and December 31, 2007, outstanding checks totaling $49.6 million and $70.8 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.  All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

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

As of June 30, 2008, the Company had two buildings and associated assets with total net book value of $3.4 million classified as “held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets. At that time, these facilities and related assets were no longer being used and the Company had signed agreements to sell the buildings and assets.  On July 11, 2008, the Company completed the sale of its distribution center located in Jacksonville, FL for approximately $3.7 million. The net book value of this building and related assets were $1.8 million as of June 30, 2008.  The sale of the distribution center in Tampa, FL, is expected to close in the third quarter of 2008.  As of December 31, 2007, the Company had one building and associated assets with total net book value of $5.4 million classified as “held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets. On May 7, 2008, the Company completed the sale of this building for approximately $9.8 million.

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007. The total costs are as follows (in thousands):

	As of	As of
	June 30, 2008	December 31, 2007
Capitalized software development costs	$47,529	$56,480
Accumulated amortization	(34,194)	(36,359)
Net capitalized software development costs	$13,335	$20,121

During the second quarter of 2008, the Company recorded a $6.7 million asset impairment charge related to capitalized software development costs for the SAP Hosted Solution for Business Products Resellers project, also known as the Reseller Technology Solution (RTS), investment. The charge reflected delays in bringing this solution to market, and the acceleration of the development of other such software solutions. As a result of these changing developments, the Company’s undiscounted forecasted cash flows and fair value analysis associated with this investment declined such that a write-off of the remaining asset value was required.  This $6.7 million asset impairment charge is classified as part of “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statements of Income.  As of December 31, 2007, net capitalized software development costs included $8.3 million related to the Company’s “RTS” investment.  During the six months ended June 30, 2008, amortization of this capitalized software was $1.6 million prior to the impairment charge.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets.  Disclosures will be required to provide information that will enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  The FSP is effective for fiscal years beginning after December 15, 2008.  The Company has not yet completed its evaluation of the impact of this FSP on its consolidated financial statements.

In June 2008, the FASB issued Emerging Issue Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thus impacting the calculation of earnings per share. If a share-based payment is determined to be a participating security, then the two-class method of calculating earnings per share may be required. This EITF is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of the impact of this EITF on its consolidated financial statements.

3.              Share-Based Compensation

Overview

As of June 30, 2008, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended 2004 Long-Term Incentive Plan (“LTIP”)

In June 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 47,500 shares of restricted stock awards under the LTIP during the six months ended June 30, 2008 but did not grant stock options under the LTIP during the second quarter of 2008.

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

Accounting For Share-Based Compensation

The Company recorded a pre-tax charge of $2.1 million ($1.3 million after-tax), or $0.06 per basic and diluted share, for share-based compensation for the second quarter of 2008. The Company recorded a pre-tax charge of $1.9 million ($1.2 million after-tax), or $0.04 per basic and diluted share, for share-based compensation for the three months ended June 30, 2007. During the six months ended June 30, 2008, the Company recorded a pre-tax charge of $4.4 million ($2.7 million after-tax), or $0.11 per basic and diluted share for share-based compensation. During the same period last year, the Company recorded a pre-tax charge of $4.0 million ($2.4 million after-tax), or $0.08 per basic and diluted share for share-based compensation.

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below.

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable

As of June 30, 2008	$2,943	$2,943
As of June 30, 2007	75,024	44,321

Intrinsic Value of Options Exercised

(in thousands of dollars)

	For the three months ended	For the six months ended

June 30, 2008	$—	$1,026
June 30, 2007	6,396	16,024

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below.

Intrinsic Value of Restricted Shares

(in thousands of dollars)

Outstanding

As of June 30, 2008	$6,167
As of June 30, 2007	1,123

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

	For the three months ended	For the six months ended

June 30, 2008	$—	$—
June 30, 2007	333	333

As of June 30, 2008, there was $15.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.0 years.

SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2008 and 2007, respectively, the $0.3 million and $5.4 million excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted SFAS No. 123(R).

Historically, the majority of awards issued under these plans have been stock options with service-type conditions. Beginning in September 2007, the Company utilized both stock options and restricted stock awards in its annual award grant.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  As of June 30, 2008, there was $8.2 million of total unrecognized compensation cost related to non-vested stock option awards granted. There were no stock options granted during the first quarter of 2007 while stock options granted in the second quarter of 2007 were immaterial.  There were no stock options granted during the first six months of 2008.

For the Three Months Ended June 30,
2007
Fair value of options granted	$16.00
Exercise price	66.78
Expected stock price volatility	22.5%
Risk free interest rate	4.7%
Expected life of options (years)	3.5
Expected dividend yield	0.0%

The following table summarizes the transactions, excluding restricted stock awards, under the Company’s equity compensation plans for the six months ended June 30, 2008:

Stock Options Only	Shares	Weighted Average Exercise Price	Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2007	2,827,582	$44.45
Granted	—	—
Exercised	(59,232)	30.48
Canceled	(73,065)	50.24
Options outstanding - June 30, 2008	2,695,285	$44.60	6.8	$2,943

Number of options exercisable	1,659,592	$40.11	5.8	$2,943

Restricted Stock

During the second quarter 2008, no restricted stock awards were granted. For the six months ended June, 30, 2008, 23,500 shares of restricted stock and 24,000 restricted stock units (RSUs) were granted. The majority of the restricted stock granted vests three years from the date of the grant.  The majority of the RSUs granted vests in four years with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned. During the second quarter of 2007, 7,500 restricted shares were granted. As of June 30, 2008, there was $7.1 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. A summary of the status of the Company’s restricted stock award grants and changes during the six months ended June 30, 2008 is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2007	125,865	$58.79
Granted	47,500	50.86
Vested	—	—
Canceled	(6,477)	59.02
Nonvested - June 30, 2008	166,888	$56.53	9.3	$6,167

4.              Goodwill and Intangible Assets

As of June 30, 2008 and December 31, 2007, the Company’s Condensed Consolidated Balance Sheets reflects $314.4 million and $315.5 million, respectively, of goodwill and $66.4 million and $68.8 million in net intangible assets for the same respective periods. The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions, including the ORS Nasco acquisition (see “Acquisition of ORS Nasco Holding, Inc.” in Note 1). Amortization of intangible assets totaled $1.1 million and $2.3 million for the three and six-month periods ended June 30, 2008, respectively. During the same three and six-month periods ended June 30, 2007, amortization of intangible assets totaled $0.6 million and $1.3 million, respectively.  Accumulated amortization of intangible assets as of June 30, 2008 and December 31, 2007 totaled $8.9 million and $6.6 million, respectively.

5.              Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the “Workforce Reduction Program”).  The Workforce Reduction Program included workforce reductions of 110 associates and as of December 31, 2006, the measures were substantially complete.  The Company recorded a pre-tax charge of $6.0 million in the fourth quarter of 2006 for severance pay and benefits, prorated bonuses, and outplacement costs that was paid primarily during 2007.  The Company recorded an additional charge of $1.4 million in the first quarter of 2007 related to this action. Cash outlays associated with the Workforce Reduction Program during the three and six-month periods ended June 30, 2008, totaled $0.1 million and $0.6 million, respectively.  Cash outlays during the same three and six-month periods ended June 30, 2007, totaled $1.7 million and $4.6 million, respectively.  As of June 30, 2008 and December 31, 2007, the Company had accrued liabilities for the Workforce Reduction Program of $0.1 million and $0.7 million, respectively.

2002 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the “2002 Restructuring Plan”) that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan, further downsizing of The Order People (“TOP”) operations (including severance and anticipated exit costs related to a portion of the Company’s Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce related investments. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next three years.

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

The Company had accrued restructuring costs on its balance sheet of approximately $1.3 million and $1.6 million as of June 30, 2008 and December 31, 2007, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three and six-month periods ended June 30, 2008 totaled approximately $0.2 million and $0.3 million, respectively. Net cash payments for the same three and six-month periods ended June 30, 2007 totaled approximately $0.2 million and $0.2 million, respectively.  During the second quarter of 2007, the Company reversed $0.4 million in restructuring and other charges as a result of events impacting estimates for future lease obligations.

6.              Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007

Net income	$21,474	$24,109	$42,790	$51,348
Unrealized foreign currency translation adjustments	570	360	900	(34)
Unrealized gain - interest rate swaps, net of tax	10,578	—	1,946	—
Minimum pension liability adjustment, net of tax	—	—	293	—
Minimum postretirement liability, net of tax	—	—	181	—
Total comprehensive income	$32,622	$24,469	$46,110	$51,314

7.              Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and restricted stock are considered dilutive securities.  Weighted average anti-dilutive stock options to purchase 1.6 million and 1.0 million shares of common stock were outstanding for the three and six-month periods ended June, 30 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The amount of antidilutive options for the three and six-month periods ended June 30, 2007 are not material.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income	$21,474	$24,109	$42,790	$51,348

Denominator:
Denominator for basic earnings per share - weighted average shares	23,396	28,027	23,668	28,799

Effect of dilutive securities:
Employee stock options	263	771	300	716

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	23,659	28,798	23,968	29,515

Net income per share:
Net income per share - basic	$0.92	$0.86	$1.81	$1.78
Net income per share - diluted	$0.91	$0.84	$1.79	$1.74

8.              Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JPMorgan Chase Bank, as trustee (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables, and the maximum funding available under the Program is now $250 million.  The Program typically is the Company’s preferred source of floating rate financing, primarily because it generally carries a lower cost than other traditional borrowings.

Under the Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of JPMorgan Chase Bank, PNC Bank and Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of June 30, 2008, the Company sold $250 million of interests in trade accounts receivable, compared with $248 million as of December 31, 2007. Accordingly, trade accounts receivable of $250 million as of June 30, 2008 and $248 million as of December 31, 2007 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Condensed Consolidated Balance Sheets under the caption, “Retained interest in receivables sold, net.” For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to the Program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the six months ended June 30, 2008 ranged between 3.3% and 5.9%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Program, including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $2.0 million for the three months ended June 30, 2008, compared with $3.6 million for the same period of 2007. These losses totaled $4.2 million for the six months ended June 30, 2008, compared with $6.9 million for the same period of 2007. Proceeds from the collections under the Program for the three and six-month periods ended June 30, 2008 totaled $0.9 billion and $1.9 billion, respectively. Proceeds for the same periods ended June 30, 2007 were $0.9 billion and $1.8 billion, respectively.  All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of the residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $373.6 million and $342.8 million of trade receivables in the trust as of June 30, 2008 and December 31, 2007 was $123.6 million and $94.8 million, respectively. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during second quarter of 2008 were not material.

9.              Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007 Credit Agreement (as defined below) and the 2007 Master Note Purchase Agreement (as defined below) contains restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of June 30, 2008	As of December 31, 2007
2007 Credit Agreement - Revolving Credit Facility	$125,000	$109,200
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$466,800	$451,000

As of June 30, 2008, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the Receivables Securitization Program. As of June 30, 2008, the applicable bank prime interest rates used for the Company’s various borrowings was 5.00% and the average rate for LIBOR borrowing was approximately 3.85%.  While the Company has $460.0 million of outstanding LIBOR based debt at June 30, 2008, the Company has hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  At June 30, 2008 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.4 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”).  The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million.  Interest on the Revolving Credit Facility is based primarily on the applicable bank prime rate or the LIBOR rate for periods ranging from one to twelve months plus an interest margin based up on the Company’s debt to EBITDA ratio (or “Leverage Ratio”, as defined in the 2007 Credit Agreement). The Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company’s Leverage Ratio.  The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt.  The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan.

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

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of June 30, 2008 and December 31, 2007, the Company had outstanding letters of credit under the 2007 Credit Agreement of $19.5 million.

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

10.       Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2007. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and six months ended June 30, 2008 and 2007 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Service cost - benefit earned during the period	$1,480	$1,546	$2,953	$3,091
Interest cost on projected benefit obligation	1,932	1,754	3,864	3,508
Expected return on plan assets	(2,197)	(1,795)	(4,395)	(3,589)
Amortization of prior service cost	51	51	103	103
Amortization of actuarial loss	148	299	297	597
Net periodic pension cost	$1,414	$1,855	$2,822	$3,710

	Postretirement Healthcare
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Service cost - benefit earned during the period	$69	$66	$129	$132
Interest cost on projected benefit obligation	60	53	112	106
Amortization of actuarial gain	(84)	(79)	(156)	(159)
Net periodic postretirement healthcare benefit cost	$45	$40	$85	$79

The Company made cash contributions of $16.2 million and $14.1 million to its pension plans during the three months ended June 30, 2008 and 2007.

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

Increase (decrease)
Deferred income tax liability	$(88)
Accrued pension benefits liability	488
Accrued postretirement benefits liability	(257)
Retained earnings	(617)
Accumulated other comprehensive income (loss)	474

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.3 million and $2.7 million for the Company match of employee contributions to the Plan for the three and six-month periods ended June 30, 2008. During the same periods last year, the Company recorded $1.2 million and $2.3 million for the same match.

11.       Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Other Long-Term Assets, net:
Assets held for sale	$3,353	$5,388
Investment in deferred compensation	4,028	4,144
Long-term accounts receivable	2,342	3,562
Interest rate swap asset	3,163	—
Capitalized financing costs	2,467	2,718
Other	286	511
Total other long-term assets, net	$15,639	$16,323

Other Long-Term Liabilities:
Accrued pension benefits liability	$11,842	$24,697
Deferred rent	15,176	14,494
Accrued postretirement benefits liability	3,607	3,832
Deferred directors compensation	4,046	4,144
Restructuring and exit costs reserves	912	1,604
Interest rate swap liability	3,705	3,679
Long-term income tax liability	7,821	7,542
Other	2,210	1,568
Total other long-term liabilities	$49,319	$61,560

12.       Accounting for Uncertainty in Income Taxes

At December 31, 2007, the Company had $9.2 million in gross unrecognized tax benefits.  At June 30, 2008, the gross unrecognized tax benefits decreased to $8.7 million. This net decrease of $0.5 million was due to expiring statutes of limitations and effectively settled audits, offset by uncertain tax positions related to the current year.  At June 30, 2008 and December 31, 2007, $7.3 million of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate, with the remainder, if recognized, impacting “Goodwill” and “Other Current Assets”.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the quarter ended June 30, 2008 was $0.3 million and the amounts related to the other periods presented were not material. The Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007 include $1.9 million and $1.7 million, respectively, accrued for the potential payment of interest and penalties.

As of June 30, 2008, the Company’s U.S. Federal income tax returns for 2004 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the tax years 2001 through 2006 remain subject to examinations by state and local income tax authorities.

Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3.6 million.  These unrecognized tax benefits are currently accrued for in the Condensed Consolidated Balance Sheets.

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

The interest rate swap agreements that were outstanding as of June 30, 2008 were as follows (in thousands):

As of June 30, 2008	Notional Amount	Receive	Pay	Maturity Date	Fair Value Asset (Liability) (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(3,516)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(189)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	3,163

(1) These interest rate derivatives qualify for hedge accounting. Therefore, the fair value of each interest rate derivative is included in the Company’s Consolidated Balance Sheets as either a component of “Other long-term assets” or “Other long-term liabilities” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”. Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

These hedged transactions described above qualify as cash flow hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This Statement requires a company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. For derivative instruments that are designated and qualify as a cash flow hedge (for example, hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt).

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

Approximately 93% ($435 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at June 30, 2008.

14.       Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including:

•                  the retained interest in accounts receivables sold under the Receivables Securitization Program based on observable inputs including an average collection cycle and assumed discount rate (see Note 8, “Receivables Securitization Program” for further information and a detailed description of this asset); and

•                  interest rate swap assets and liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 13, “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Retained interest in receivables sold, less allowance for doubtful accounts	$123,580	$—	$—	$123,580
Interest rate swap asset	$3,163	$—	$3,163	$—

Liabilities
Interest rate swap liability	$3,705	$—	$3,705	$—

The following tables present the changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2008:

Retained Interest
in receivables sold, net

Balance as of March 31, 2008	$178,700
Net payments/sales	(55,126)
Realized gains	6
Balance as of June 30, 2008	$123,580

Retained Interest
in receivables sold, net

Balance as of December 31, 2007	$94,809
Net payments/sales	29,601
Realized losses	(830)
Balance as of June 30, 2008	$123,580

The realized gains and losses associated with Level 3 assets relate to that portion of the Company’s bad debt expense related to the retained interest in receivables sold. This expense is reflected in the Company’s Condensed Consolidated Statements of Income under the caption “Warehousing, marketing and administrative expenses.”

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of June 30, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

Overview and Recent Results

The Company is North America’s largest broad line wholesale distributor of business products, with 2007 net sales of $4.6 billion. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end consumers.

As reported in the Company’s press release dated July 31, 2008, net sales growth for July trended in line with the June year-to-date sales growth rate of 7.3%.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                 During the second quarter of 2008, the macroeconomic environment that supports business-related spending was negatively impacted by a continued weakness in the labor, housing and credit markets while higher prices, particularly for fuel, have led to lower consumer spending. As a result, the current economic environment has affected the Company’s sales.

•                 On December 21, 2007, the Company completed the acquisition of ORS Nasco, a pure wholesale distributor of industrial supplies. ORS Nasco sales for the second quarter of 2008 were $80 million and earnings per share for the second quarter included a $0.08 per share contribution from ORS Nasco. Year-to-date ORS Nasco sales are nearly $154 million with an approximate $0.12 per share contribution to EPS. The Company’s expects to meet or exceed the targeted 15 – 20 cents of earnings per share accretion in 2008.

•                 Total Company sales for the second quarter of 2008 grew 9.7% to $1.25 billion. Excluding ORS Nasco, sales were up 2.6% due primarily to 14.4% growth in the janitorial and breakroom category partially offset by an approximate 8% decline in office furniture.

•                 Gross margin as a percent of sales for the second quarter of 2008 was 14.5%, down 33 basis points from the second quarter of 2007. Gross margin in the second quarter was negatively impacted by lower margin sales mix within categories, lower product cost inflation and higher fuel costs. Partially offsetting these unfavorable variances were increased supplier allowances, actions taken to mitigate fuel cost inflation, as well as an approximate 20 basis point benefit from ORS Nasco.

•                 Total operating expenses as a percent of sales for the second quarter of 2008 were 11.1% compared to 10.7% for the same quarter of the prior year. Two items in particular impacted second quarter results including a $4.7 million pre-tax gain on the sale of the Company’s former corporate headquarters and a pre-tax asset impairment charge of $6.7 million related to capitalized software development costs. Adjusting for these items, non-GAAP operating expenses as a percent of sales for the quarter were 10.9%. ORS Nasco operating expenses for the second quarter 2008 were $9.5 million. Other increases were due to increased expenses to fund various strategic initiatives, including facility projects, as well as general inflation. These were partially offset by cost reduction actions.

•                 Operating cash flows for the year through June were $63.0 million versus $99.9 million in the same six month period in the prior year, reflecting lower earnings and the liquidation of a high year-end 2006 working capital investment. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program, the Company’s operating cash flows were $61.0 million for the six months ended June 30, 2008, compared to $74.9 million for the same six months ended in 2007.

•                 Many of the Company’s product suppliers have announced price increases that will take effect in the third and fourth quarters of 2008. Typically, gross margin benefits from product cost inflation depending on the Company’s ability to pass these increases through the supply chain.

•                 During the first half of 2008, the Company acquired approximately 1.2 million shares of common stock under its publicly-announced share repurchase programs for $67.5 million. As of July 31, 2008, the Company has approximately $100 million remaining of existing share repurchase authorization from the Board of Directors.

•                 During the second quarter of 2008, the Company recorded a $6.7 million pre-tax asset impairment charge related to the SAP Hosted Solution for Business Products Resellers project, also known as Reseller Technology Solution (RTS). The charge reflected delays in bringing RTS to market, and the acceleration of the development of other software solutions. The Company remains committed to helping third party software companies provide its business products resellers with superior technology platforms which include e-commerce and backoffice solutions to meet the needs of their customers.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company’s subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment and other adjusting items. The purchase price was also subject to certain post-closing adjustments of which approximately $0.4 million was adjusted downward based on the subsequently negotiated working capital calculations. In total, the purchase price was $180.2 million, including $0.5 million in transaction costs and net of cash acquired. The acquisition allows the Company to diversify its product offering and provides an entry into the wholesale industrial supplies market. The purchase price was financed through the addition of a $200 million Term Loan under the accordion feature of United’s existing credit agreement.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on a preliminary purchase price allocation, the preliminary purchase price of $180.2 million, net of cash received, has resulted in goodwill and intangible assets of $88.5 million and $44.6 million, respectively. The intangible assets purchased include unamortizable intangibles of $12.3 million related to trademarks and trade names that have indefinite lives while the remaining $32.3 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements. Neither the goodwill nor the intangible assets are expected to generate a tax deduction. For financial accounting purposes, the amortizable intangible assets are treated as a temporary difference for which a deferred tax liability of $12.1 million was recorded through purchase accounting. The amortization expense related to the intangible assets is treated as the reversal of the temporary difference which has no impact on the effective tax rate. The weighted average useful life of amortizable intangibles is expected to be approximately 14 years. The Company recorded amortization expense of $0.5 million and $1.0 million in the three and six-month periods ending June 30, 2008. Amortization expense associated with the ORS Nasco intangible assets is expected to be approximately $2.1 million per year. Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Stock Repurchase Program

During the first six months of 2008, the Company repurchased 1,233,832 shares at an aggregate cost of $67.5 million with all such activity coming in the first quarter of 2008. For the three and six months ended June 30, 2007, total share repurchases totaled 824,931 and 2,662,885 at an aggregate cost of $50.3 million and $151.7 million, respectively. At June 30, 2008, the Company had approximately $100 million remaining of Board authorizations to repurchase USI common stock. The Company may purchase stock from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, including the Company’s leverage target, credit agreement restrictions, cost of borrowing and other potential investment opportunities, these repurchases may be commenced or suspended at any time without notice.

Critical Accounting Policies, Judgments and Estimates

During the second quarter of 2008, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.46	85.13	85.37	85.02
Gross margin	14.54	14.87	14.63	14.98

Operating expenses
Warehousing, marketing and administrative expenses	11.09	10.74	11.13	10.72
Restructuring charge	—	—	—	0.06

Total operating expenses	11.09	10.74	11.13	10.78

Operating income	3.45	4.13	3.50	4.20

Interest expense, net	0.51	0.28	0.55	0.22
Other expense, net	0.16	0.32	0.17	0.31

Income before income taxes	2.78	3.53	2.78	3.67

Income tax expense	1.06	1.42	1.07	1.47

Net income	1.72%	2.11%	1.71%	2.20%

Adjusted Operating Income and Earnings Per Share

The following tables present Adjusted Operating Income and Earnings Per Share for the three and six-month periods ending June 30, 2008 and 2007 (in thousands, except per share data). The tables show Adjusted Operating Income and Earnings per Share excluding the effects of a gain on the sale of the Company’s former headquarters, the asset impairment charge related to RTS and first quarter 2007 restructuring charge related to a workforce reduction. Generally Accepted Accounting Principles (GAAP) require that the effects of these items be included in the Condensed Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the three months ended June 30,
	2008		2007
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Net Sales	$1,251.3	100.00%	$1,141.2	100.00%

Gross profit	$182.0	14.54%	$169.7	14.87%

Operating expenses	$138.8	11.09%	$122.6	10.74%
Asset impairment charge	(6.7)	(0.54)%	—	—
Gain on sale of the former corporate headquarters	4.7	0.38%	—	—
Adjusted operating expenses	$136.8	10.93%	$122.6	10.74%

Operating income	$43.2	3.45%	$47.1	4.13%
Operating expense item noted above	2.0	0.16%	—	—
Adjusted operating income	$45.2	3.61%	$47.1	4.13%

Net income per share - diluted	$0.91		$0.84
Per share operating expense item noted above	0.05		—
Adjusted net income per share - diluted	$0.96		$0.84

Weighted average number of common shares - diluted	23,659		28,798

	For the six months ended June 30,
	2008		2007
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Net Sales	$2,503.8	100.00%	$2,334.5	100.00%

Gross profit	$366.3	14.63%	$349.7	14.98%

Operating expenses	$278.7	11.13%	$251.7	10.78%
Asset impairment charge	(6.7)	(0.27)%	—	—
Gain on sale of the former corporate headquarters	4.7	0.19%	—	—
Restructuring charge related to workforce reduction	—	—	(1.4)	(0.06)%
Adjusted operating expenses	$276.7	11.05%	$250.3	10.72%

Operating income	$87.6	3.50%	$98.0	4.20%
Operating expense item noted above	2.0	0.08%	1.4	0.06%
Adjusted operating income	$89.6	3.58%	$99.4	4.26%

Net income per share - diluted	$1.79		$1.74
Per share operating expense item noted above	0.05		0.03
Adjusted net income per share - diluted	$1.84		$1.77

Weighted average number of common shares - diluted	23,968		29,515

Results of Operations—Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Net Sales. Net sales for the second quarter of 2008 were $1.25 billion, up 9.7% compared with sales of $1.14 billion for the same three-month period of 2007. Excluding ORS Nasco, sales increased 2.6% to $1.17 billion. The following table summarizes net sales by product category for the three months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,
	2008	2007
Technology products	$427	$428
Office supplies (including cut-sheet paper)	336	332
Janitorial and breakroom supplies	265	232
Office furniture	120	131
Freight revenue	21	17
Industrial supplies	80	—
Other	2	1
Total net sales	$1,251	$1,141

Sales in the technology products category in the second quarter of 2008 were essentially flat versus the second quarter of 2007. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 34% of net sales for the second quarter of 2008. Sales in this category were negatively impacted by declines in sales of technology hardware and other peripherals offset by sales increases in printer imaging supplies.

Sales of office supplies in the second quarter of 2008 improved by approximately 1% versus the second quarter of 2007. This category, however, experienced growth in cut-sheet paper of approximately 5%, which typically earns lower margins, offset by relatively flat traditional office product sales. Office supplies represented approximately 27% of the Company’s consolidated net sales for the second quarter of 2008.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising over 14% in the second quarter of 2008 compared to the second quarter of 2007.  This category accounted for approximately 21% of the Company’s second quarter of 2008 consolidated net sales. Growth in this category was primarily due to the addition of a significant account late in the third quarter of 2007 and continued growth in foodservice consumables and paper-based janitorial/sanitation supplies.

Office furniture sales in the second quarter of 2008 decreased by approximately 8% compared to the same three-month period of 2007. This decline is due to the overall poor economy as consumers are putting off discretionary, high dollar purchases such as furniture.  Office furniture accounted for 10% of the Company’s second quarter of 2008 consolidated net sales.

Sales of industrial supplies accounted for 6% of the Company’s net sales for the second quarter of 2008 as the Company continues to see the benefits of its investment in ORS Nasco.

Freight and other revenues represented 2% of net sales for the second quarter of 2008.  Freight revenues have increased due to higher sales, increased delivery charges driven by carrier rate increases and increased fuel surcharges which partially offset the impact of rising fuel costs.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the second quarter of 2008 was $182.0 million, compared to $169.7 million in the second quarter of 2007. The increase in gross profit is due to the addition of ORS Nasco partially offset by declining gross margins in the Company’s base business.  The gross margin rate (gross profit as a percentage of net sales) for the second quarter of 2008 was 14.5%, down 33 basis points from the prior-year quarter.  The gross margin rate for the second quarter of 2008 was negatively impacted by approximately 60 basis points due to reduced pricing margin as a result of unfavorable sales mix within categories. Increased sales volume and rising fuel costs partially offset by surcharges and other mitigating actions led to an approximate 20 basis point decline in margins. Furthermore, inventory related margin was unfavorable by approximately 15 basis points primarily due to reduced inflation versus the prior-year quarter. These items were partially offset by a 43 basis point increase in supplier allowances and purchase discounts over the second quarter of 2007.  Finally, ORS Nasco contributed approximately 20 basis points to the Company’s overall gross margin rate.

Operating Expenses. Operating expenses for the second quarter of 2008 totaled $138.8 million, or 11.1% of net sales, compared with $122.6 million, or 10.7% of net sales in the second quarter of 2007.  Excluding the $4.7 million pre-tax gain on the sale of the Company’s former corporate headquarters and a pre-tax asset impairment charge of $6.7 million related to capitalized software development costs, operating expenses as a percent of sales for the quarter were 10.9%. ORS Nasco operating expenses for the second quarter 2008 were $9.5 million. Other increases were due to a 16 basis point increase in payroll and payroll-related expenses due to start-up costs related to a new Florida facility, distribution costs to serve a significant increase in new business in janitorial and breakroom as well as other costs to support various strategic initiatives and general inflation.

Interest Expense, net. Interest expense for the second quarter of 2008 was $6.4 million, compared with $3.1 million for the same period in 2007. The increase in interest expense for the second quarter of 2008 was attributable to higher borrowings as the Company’s debt increased by $323.3 million from June 30, 2007 to June 30, 2008. This increase was partially offset by reduced interest rates.

Other Expense, net. Other expense for the second quarter of 2008 was $2.0 million, compared with $3.6 million in the second quarter of 2007 due to a decrease in the loss on the sale of accounts receivable through the Company’s Receivables Securitization Program.

Income Taxes. Income tax expense was $13.3 million for the second quarter of 2008, compared with $16.2 million for the same period in 2007. The Company’s effective tax rates for the second quarter of 2008 and 2007 were 38.3% and 40.2%, respectively. The decline reflects lower tax contingencies.

Net Income. Net income for the second quarter of 2008 totaled $21.5 million, or $0.91 per diluted share, compared with net income of $24.1 million, or $0.84 per diluted share for the same three-month period in 2007.  Adjusted for the impact of the $4.7 million pre-tax gain on the sale of the Company’s former corporate headquarters and a pre-tax asset impairment charge of $6.7 million related to capitalized software development costs, second quarter 2008 diluted earnings per share were $0.96.

Results of Operations—Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Net Sales. Net sales for the first half of 2008 were $2.50 billion, up 7.3% compared with sales of $2.33 billion for the same period of 2007.  Excluding ORS Nasco, sales increased nearly 1% to $2.35 billion. The following table summarizes net sales by product category for the six months ended June 30, 2008 and 2007 (in millions):

	Six Months Ended June 30,
	2008	2007
Technology products	$849	$886
Office supplies (including cut-sheet paper)	694	690
Janitorial and breakroom supplies	518	453
Office furniture	244	266
Freight revenue	42	38
Industrial supplies	154	—
Other	3	2
Total net sales	$2,504	$2,335

Sales in the technology products category for the first half of 2008 were down 4.2% versus the same period in 2007. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 34% of net sales for the six months ended June 30, 2008. Sales in this category declined due to the weak economy, reduced discretionary spending by end consumers and overall price competition in this category.

Sales of office supplies for year-to-date 2008 improved by nearly 1% versus the same period in 2007. This category experienced growth in cut-sheet paper of approximately 13%, which typically earns lower margins, offset by 3% lower traditional office product sales. Office supplies represented approximately 28% of the Company’s consolidated net sales for the first half of 2008.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising over 14% year to date compared to the last year.  This category accounted for approximately 21% of the Company’s year-to-date 2008 consolidated net sales. Growth in this category was primarily due to the addition of a significant account late in the third quarter of 2007 and continued growth in foodservice consumables and paper based janitorial/sanitation supplies.

Office furniture sales in the first half of 2008 decreased by approximately 8% compared to the same six-month period of 2007. This decline is due to the overall poor economy as consumers are putting off such discretionary, high dollar purchases such as furniture.  Office furniture accounted for 10% of the Company’s year-to-date 2008 consolidated net sales.

Sales of industrial supplies accounted for 6% of the Company’s net sales for the first half of 2008 as the Company continues to see the benefits of its investment in ORS Nasco.

Freight and other revenues represented 2% of net sales for the first half of 2008.  Freight revenues have increased due to higher sales, increased delivery charges driven by carrier rate increases and increased fuel surcharges which partially offset the impact of rising fuel costs.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first half of 2008 was $366.3 million, compared to $349.7 million in the same period during 2007. The increase in gross profit is due to the addition of ORS Nasco partially offset by lower gross margins in the Company’s base business.  The gross margin rate (gross profit as a percentage of net sales) for year-to-date 2008 was 14.6%, down 35 basis points from the same period in the prior year.  The gross margin rate for the first half of 2008 was negatively impacted by approximately 45 basis points due to reduced pricing margin, 16 basis points related to supplier allowances and purchase discounts, and 17 basis points due to increased sales volume and rising fuel costs partially offset by surcharges and other mitigating actions. These unfavorable items were partially offset by an 11 basis point improvement in advertising margin due to declining costs. Finally, ORS Nasco contributed approximately 20 basis points to the Company’s overall gross margin rate.

Operating Expenses. Operating expenses for the first half of 2008 totaled $278.7 million, or 11.1% of net sales, compared with $251.7 million, or 10.8% of net sales in the same period of 2007.  The current year amount includes the $4.7 million gain on the sale of the Company’s former corporate headquarters and an asset impairment charge of $6.7 million related to capitalized software development costs. Excluding the prior year restructuring charge in the first quarter of 2007, first half 2007 operating expenses were 10.7% of net sales.  ORS Nasco operating expenses for the first half of 2008 were $18.7 million. Other increases were due to a 21 basis point increase in payroll and payroll-related expenses and an 8 basis points increase due to particularly low write-offs that positively impacted bad debt expense in 2007.

Interest Expense, net. Interest expense for the first half of 2008 was $13.7 million, compared with $5.2 million for the same period in 2007. The increase in interest expense was attributable to higher borrowings as the Company’s debt increased by $323.3 million from June 30, 2007 to June 30, 2008. This increase was partially offset by reduced interest rates.

Other Expense, net. Other expense for the first half of 2008 was $4.2 million, compared with $7.1 million in the first half of 2007 due to a decrease in the loss on the sale of accounts receivable sold through the Company’s Receivables Securitization Program and reductions in the outstanding balance of receivables sold in the first quarter of 2008.

Income Taxes. Income tax expense was $26.9 million for the first half of 2008, compared with $34.4 million for the same period in 2007. The Company’s effective tax rates for the year-to-date 2008 and 2007 were 38.6% and 40.1%, respectively. The decline reflects lower tax contingencies.

Net Income. Net income for the six months ended June, 30, 2008 totaled $42.8 million, or $1.79 per diluted share, compared with net income of $51.3 million, or $1.74 per diluted share for the same six-month period in 2007.  Adjusted for the impact of the $4.7 million pre-tax gain on the sale of the Company’s former corporate headquarters and a pre-tax asset impairment charge of $6.7 million related to capitalized software development costs, first half 2008 diluted earnings per share were $1.84 versus $1.77 per share after adjusting 2007 by $1.4 million (pre-tax) related to the workforce reduction restructuring charge.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below), consisted of the following amounts (in thousands):

	As of	As of
	June 30, 2008	December 31, 2007
2007 Credit Agreement - Revolving Credit Facility	$125,000	$109,200
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	466,800	451,000
Accounts receivable sold (1)	250,000	248,000
Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	716,800	699,000
Stockholders’ equity	558,005	574,254
Total capitalization	$1,274,805	$1,273,254

Adjusted debt-to-total capitalization ratio	56.2%	54.9%

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

In accordance with GAAP, total debt outstanding at June 30, 2008 increased by $15.8 million to $466.8 million from the balance at December 31, 2007. This resulted from an increase in borrowings under the Revolving Credit Facility of the 2007 Credit Agreement. Adjusted debt as of June 30, 2008 increased by $17.8 million from the balance at December 31, 2007 as a result of this increase in borrowings under the Revolving Credit Facility and a $2 million increase in the amount sold under the Company’s Receivables Securitization Program.

At June 30, 2008, the Company’s adjusted debt-to-total capitalization ratio was 56.2%, compared to 54.9% at December 31, 2007.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of June 30, 2008, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement - Term Loan	200.0
2007 Note Purchase Agreement	135.0
Receivables Securitization Program (1)	250.0
Industrial Development Bond	6.8
Maximum financing available		$1,016.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	125.0
2007 Credit Agreement - Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program	250.0
Outstanding letters of credit	19.5
Industrial Development Bond	6.8
Total financing utilized		736.3
Available financing, before restrictions		280.5
Restrictive covenant limitation		128.9
Available financing as of June 30, 2008		$151.6

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

Contractual Obligations

During the six months ended June 30, 2008, there were several significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Included in these changes were several new lease obligations and the addition of a third interest rate swap transaction on a portion of the Company’s long-term debt.  The additional fixed interest payments on this latest interest rate swap transaction are based on the notional amount and fixed rate inherent in the swap transaction and related debt instrument.  These additional contractual obligations to those disclosed in the Company’s Form 10-K for the year ended December 31, 2007, are noted below:

	Payment due by period
New contractual obligations	2008	2009 & 2010	2011 & 2012	Thereafter	Total
Operating leases	$1,565	$9,562	$10,793	$9,990	$31,910
Fixed interest payments on long- term debt	3,212	6,424	4,796	—	14,432

Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”).  The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million.  Interest on the Revolving Credit Facility is based primarily on the applicable bank prime rate or the LIBOR rate for periods ranging from one to twelve months plus an interest margin based up on the Company’s debt to EBITDA ratio (or “Leverage Ratio”, as defined in the 2007 Credit Agreement). The Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company’s Leverage Ratio.  The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt.  The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan.

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

On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction had an effective date of January 15, 2008 and a termination date of January 15, 2013.

On December 20, 2007, USSC entered into an interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction had an effective date of December 21, 2007 and a termination date of June 21, 2012.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement and its predecessor agreement of $19.5 million for June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.4 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

As of June 30, 2008, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement, which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million.  Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 21, 2008. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As of June 30, 2008, the Company sold $250 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the six months ended June 30, 2008 and 2007 are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$62,964	$99,891
Net cash used in investing activities	(9,695)	(5,532)
Net cash used in financing activities	(50,612)	(98,571)

Cash Flow From Operations

Net cash provided by operating activities for the six months ended June 30, 2008 totaled $63.0 million, compared with net cash provided by operating activities of $99.9 million in the same six-month period of 2007.  After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company’s operating cash flows were $61.0 million for the six months ended June 30, 2008, compared to $74.9 million for the same six months ended in 2007.

Operating cash flows for the six months ended June 30, 2008 were primarily attributed to: net income of $42.8 million; depreciation and amortization of $23.0 million; a decline in inventories of $72.2 million; partially offset by a decrease in accounts payable of $11.5 million; a decrease in accrued liabilities of $36.0 million; and a $26.0 million increase in accounts receivable, excluding the impacts of accounts receivable sold.

Operating cash flows for the six months ended June 30, 2007 were due to: net income of $51.3 million; depreciation and amortization expense of $21.8 million; a decline in inventories of $66.8 million; partially offset by a $15.6 million decrease in accounts payable; a $9.9 million decrease in accrued liabilities; an $8.8 million increase in other assets; a $5.5 million decrease in other liabilities; and a $20.5 million increase in accounts receivable, excluding the impacts of accounts receivable sold.

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the six months ended June 30, 2008 and 2007 are provided below as an additional liquidity measure (in thousands):

	For the Six Months Ended June 30,
	2008	2007

Cash Flows From Operating Activities:
Net cash provided by operating activities	$62,964	$99,891
Excluding the change in accounts receivable	(2,000)	(25,000)
Net cash provided by operating activities excluding the effects of receivables sold	$60,964	$74,891

Cash Flows Used In Financing Activities:
Net cash used in financing activities	$(50,612)	$(98,571)
Including the change in accounts receivable sold	2,000	25,000
Net cash used in financing activities including the effects of receivables sold	$(48,612)	$(73,571)

Cash Flow From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $9.7 million, compared to net cash used in investing activities of $5.5 million for the six months ended June 30, 2007. Net cash used in investing activities for the six months ended June 30, 2008 included $3.6 million in capitalized software development costs compared to $1.5 million for the same period in 2007.  This increase is attributable to investments in Information Technology systems including a new financial system.  Other gross capital expenditures increased to $16.2 million from $5.3 million in the first half of 2007. This increase reflects investments in Information Technology hardware and distribution center equipment including several facility projects.  Proceeds from the sale of the Company’s former corporate headquarters were $9.8 million received in the second quarter of 2008.  For 2008, the Company expects gross capital expenditures to be approximately $30 million.

Cash Flow From Financing Activities

Net cash used by financing activities for the six months ended June 30, 2008 totaled $50.6 million, compared with a use of cash of $98.6 million in the prior year period.  Cash provided in financing activities for the six months ended June 30, 2008 included a use of $67.5 million to repurchase shares of the Company’s common stock partially offset by an increase of $15.8 million in borrowings under the Revolving Credit Facility.

Cash used in financing activities for the six months ended June 30, 2007 included $151.7 million in repurchases of the Company’s common stock partially offset by $26.2 million in increased borrowings under the Revolving Credit Facility and $21.7 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the second quarter of 2008 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of June 30, 2008, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The following table summarizes the Company’s remaining authorized dollar values for common stock repurchases as of the dates below.  The Company did not repurchase any common stock during the second quarter of 2008.

Period	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2008	$858,254
May 31, 2008	100,858,254
June 30, 2008	100,858,254

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders for 2008 (the “2008 Annual Meeting”) was held on May 14, 2008.  Matters voted on and ratified by the Company’s stockholders were: (1) the re-election of three Class I directors of the Company, each to serve for a three-year term expiring in 2011 and (2) ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accountants.

The following tables set forth votes cast with respect to each of the above noted items:

Proposal 1: Re-election of Directors

	Number of Votes
Director	For	Withheld
Jean S. Blackwell	21,606,263	150,952
Richard W. Gochnauer	21,513,140	244,075
Daniel J. Good	21,513,676	243,539

Continuing Directors                                `

Class II Directors continuing in office until May 2009:

Charles K. Crovitz

Ilene S. Gordon

Frederick B. Hegi, Jr.

Class III Directors continuing in office until May 2010:

Roy W. Haley

Benson P. Shapiro

Alex D. Zoghlin

Proposal 2: Ratification of the Selection of Independent Registered Public Accountants

Number of Votes
For	Against	Abstain
21,618,847	133,608	4,759

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

3.2	Amended and Restated Bylaws of United, dated as of October 10, 2007 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 12, 2007

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among United, Fleet National Bank (f/k/a BankBoston, N.A. and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

10.1

Omnibus Amendment, dated as of March 21, 2008, by and among USS Receivables Company, Ltd., United Stationers Financial Services LLC, United Stationers Supply Co., Falcon Asset Securitization Company LLC, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), Fifth Third Bank, and The Bank of New York Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, N.A.), as trustee (Exhibit 10.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2008, filed on May 9, 2008)

10.2

Form of Restricted Stock Award Agreement for non-employee directors under the United Stationers, Inc. 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 16, 2008)**

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of August 8, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of August 8, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 8, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -          Filed herewith

** - Management contract and compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: August 8, 2008	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly
authorized signatory and principal financial officer)