Form 10-Q
period 2008-09-30
UNITED STATIONERS INC
filed 2008-11-07
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

On October 31, 2008, the registrant had outstanding 23,538,000 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors

United Stationers Inc.

We have reviewed the condensed consolidated balance sheet of United Stationers Inc. and Subsidiaries as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Stationers Inc. and its subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to changes in accounting principles for accounting for uncertainty in income taxes, share-based payment, and employers accounting for defined benefit pension and other postretirement plans.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Chicago, Illinois	/s/ Ernst & Young LLP
November 7, 2008

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of September 30, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,804	$21,957
Accounts receivable, less allowance for doubtful accounts of $18,597 in 2008 and $13,351 in 2007	339,698	321,305
Retained interest in receivables sold, less allowance for doubtful accounts of $7,667 in 2008 and $5,894 in 2007	191,625	94,809
Inventories	691,258	715,161
Other current assets	35,692	38,595
Total current assets	1,300,077	1,191,827

Property, plant and equipment, at cost	420,728	424,017
Less - accumulated depreciation and amortization	264,401	250,894
Net property, plant and equipment	156,327	173,123

Intangible assets, net	68,937	68,756
Goodwill, net	317,025	315,526
Other	12,751	16,323
Total assets	$1,855,117	$1,765,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503,530	$448,608
Accrued liabilities	190,714	199,961
Total current liabilities	694,244	648,569

Deferred income taxes	27,244	30,172
Long-term debt	491,800	451,000
Other long-term liabilities	50,644	61,560
Total liabilities	1,263,932	1,191,301

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2008 and 2007	3,722	3,722
Additional paid-in capital	380,112	376,379
Treasury stock, at cost - 13,679,430 shares in 2008 and 12,645,513 shares in 2007	(712,716)	(650,187)
Retained earnings	934,534	859,292
Accumulated other comprehensive loss	(14,467)	(14,952)
Total stockholders’ equity	591,185	574,254
Total liabilities and stockholders’ equity	$1,855,117	$1,765,555

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$1,337,855	$1,191,956	$3,841,664	$3,526,477
Cost of goods sold	1,139,995	1,015,670	3,277,480	3,000,452

Gross profit	197,860	176,286	564,184	526,025

Operating expenses:
Warehousing, marketing and administrative expenses	136,055	123,860	414,756	374,215
Restructuring charge	—	—	—	1,378

Total operating expenses	136,055	123,860	414,756	375,593

Operating income	61,805	52,426	149,428	150,432

Interest expense, net	6,380	2,664	20,123	7,831

Other expense, net	2,063	3,695	6,296	10,754

Income before income taxes	53,362	46,067	123,009	131,847

Income tax expense	20,293	18,560	47,150	52,992

Net income	$33,069	$27,507	$75,859	$78,855

Net income per share - basic:
Net income per share - basic	$1.41	$1.02	$3.22	$2.80
Average number of common shares outstanding - basic	23,438	26,894	23,591	28,157

Net income per share - diluted:
Net income per share - diluted	$1.39	$1.00	$3.18	$2.73
Average number of common shares outstanding - diluted	23,721	27,597	23,883	28,874

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities:
Net income	$75,859	$78,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,954	32,251
Share-based compensation	6,714	6,576
Asset impairment charge	6,735	—
Write down of assets held for sale	—	546
(Gain) loss on the disposition of property, plant and equipment	(9,832)	136
Amortization of capitalized financing costs	720	547
Excess tax benefits related to share-based compensation	(87)	(5,601)
Deferred income taxes	(3,673)	(4,826)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Increase in accounts receivable, net	(9,118)	(18,108)
Increase in retained interest in receivables sold, net	(96,816)	(40,431)
Decrease in inventories	29,302	98,473
Decrease (increase) in other assets	3,334	(7,592)
Increase in accounts payable	84,832	120,751
Decrease in checks in-transit	(29,752)	(23,554)
(Decrease) increase in accrued liabilities	(12,558)	16,151
Decrease in other liabilities	(13,218)	(4,722)
Net cash provided by operating activities	65,396	249,452

Cash Flows From Investing Activities:
Capital expenditures	(25,798)	(12,864)
Sale of Canadian Division	—	1,295
Acquisitions	(12,944)	—
Proceeds from the disposition of property, plant and equipment	18,170	9
Net cash used in investing activities	(20,572)	(11,560)

Cash Flows From Financing Activities:
Net borrowings under Revolving Credit Facility	40,800	33,400
Net proceeds from the exercise of stock options	1,898	22,350
Acquisition of treasury stock, at cost	(67,505)	(301,679)
Excess tax benefits related to share-based compensation	87	5,601
Payment of debt issuance costs	(256)	(631)
Net cash used in financing activities	(24,976)	(240,959)

Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	19,847	(3,066)
Cash and cash equivalents, beginning of period	21,957	14,989
Cash and cash equivalents, end of period	$41,804	$11,923

Other Cash Flow Information:
Income tax payments, net	$39,637	$48,470
Interest paid	19,508	6,792
Loss on the sale of accounts receivable	6,308	11,809

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

In the opinion of the management of the Company (as hereafter defined), the Condensed Consolidated Financial Statements for the interim periods presented include all adjustments necessary to fairly present the Company’s results for such interim periods and its financial position as of the end of said periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes, and product mix. The Company evaluates these estimates periodically and makes adjustments where facts and circumstances dictate.  The Company recorded a gain on the sale of two distribution centers in the three months ended September 30, 2008.  In addition to this, the Company also recorded a gain on the sale of its former corporate headquarters as well as an asset impairment charge on capitalized software development costs in the nine months ended September 30, 2008.

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with net sales for the trailing 12 months of $5.0 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies products, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract business products resellers. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end-consumers.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company’s subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment, and other adjusting items.  The purchase price was also subject to certain post-closing adjustments of which approximately $0.4 million was adjusted downward based on the subsequently negotiated working capital calculations in the second quarter of 2008.  In total, the purchase price, net of cash acquired, was $180.2 million, including $0.5 million in transaction costs.  The acquisition allowed the Company to diversify its product offering and provided an entry into the wholesale industrial supplies market.  The purchase price was financed through the addition of a $200 million term loan under the Company’s credit agreement.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, the preliminary purchase price of $180.2 million, net of cash received, has resulted in goodwill and intangible assets of $88.8 million and $44.6 million, respectively.  The intangible assets purchased include unamortizable intangibles of $12.3 million related to trademarks and trade names that have indefinite lives while the remaining $32.3 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements.  Neither the goodwill nor the intangible assets are expected to generate a tax deduction.  For financial accounting purposes, the amortizable intangible assets are treated as a temporary difference for which a deferred tax liability of $12.1 million was recorded through purchase accounting.  The amortization expense related to the intangible assets is treated as the reversal of the temporary difference which has no impact on the effective tax rate. The weighted average useful life of amortizable intangibles is expected to be approximately 14 years.  The Company recorded amortization expense of $0.5 million and $1.5 million in the three- and nine-month periods ending September 30, 2008. Amortization expense associated with the ORS Nasco intangible assets is expected to be approximately $2.1 million per year.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Preliminary Purchase Price Allocation
(dollars in thousands)

Purchase Price, net of cash acquired		$180,243

Allocation of Purchase Price
Accounts receivable, net	(31,615)
Inventories	(48,552)
Other current assets	(5,433)
Property, plant & equipment	(8,990)
Intangible assets	(44,610)
Total assets acquired		(139,200)

Trade accounts payable	23,272
Accrued liabilities	3,467
Deferred taxes	20,989
Total liabilities assumed		47,728
Amount to goodwill		$88,771

Acquisition of Emco Distribution LLC

On September 2, 2008, the Company closed the asset acquisition of Emco Distribution LLC’s New Jersey business, including certain liabilities.  The payment of the base purchase price of $13.1 million and transaction costs of $0.2 million were funded under the Company’s credit agreement.  The purchase resulted in goodwill and intangible assets of $2.6 million and $3.7 million, respectively.  The intangible assets purchased include unamortizable intangibles of $0.7 million and amortizable intangibles of $3.0 million.  Amortization expense associated with the intangible assets is expected to be approximately $0.3 million per year.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified certain offsets to “Accrued Liabilities” related to merchandise return reserves to “Inventories”.  This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation.  For the quarter ended September 30, 2007, $6.9 million was reclassified to “Inventories” out of “Accrued Liabilities” with corresponding changes made to the Statement of Cash Flows for the nine months ended September 30, 2007 within “Cash Flows From Operating Activities”.

Additionally, the Company reclassified certain excess tax benefits related to share-based compensation within the Statement of Cash Flows for the nine months ended September 30, 2007.  Specifically, $6.2 million was reclassified as cash provided in the “Cash Flows From Financing Activities” section to cash provided in the “Cash Flows From Operating Activities” section. This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. This reclassification impacted the “Net proceeds from the exercise of stock options” in the Financing section and the “Decrease in accrued liabilities” in the Operating section.

Common Stock Repurchase

As of September 30, 2008, the Company had $0.9 million remaining of a $200 million Board authorization from August 2007 to repurchase USI common stock and $100 million remaining from a May 2008 authorization. During the nine-month period ended September 30, 2008, the Company repurchased 1,233,832 shares of common stock at a cost of $67.5 million with all of this activity coming in the first quarter. For the three and nine months ended September 30, 2007, total share repurchases totaled 2,473,085 and 5,135,970 at an aggregate cost of $150.0 million and $301.7 million, respectively.  A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2008 Authorization ($100.0 million remaining)		$100.0
2007 Authorizations ($0.9 million remaining)		400.0
2002 to 2006 Authorizations (completed)		325.0

Repurchases:
2008 repurchases	$(67.5)		1,233,832
2007 repurchases	(383.3)		6,561,416
2002 to 2006 repurchases	(273.3)		6,352,578
Total repurchases		(724.1)	14,147,826
Remaining repurchase authorized at September 30, 2008		$100.9

Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the nine months ended September 30, 2008 and 2007, the Company reissued 209,087 and 784,784 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. For all acquisitions, account balances, and results of operations are included in the Condensed Consolidated Financial Statements as of the date acquired.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $118.1 million and $134.8 million as of September 30, 2008 and December 31, 2007, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets and are due from suppliers monthly, quarterly and/or annually.

During the nine months ended September 30, 2008 and 2007, approximately 17% and 16%, respectively, of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 83% and 84% of the Company’s annual supplier allowances and incentives during the nine months ended September 30, 2008 and 2007, respectively, were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances earned.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $57.8 million and $59.5 million as of September 30, 2008 and December 31, 2007, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Shipping, handling, and fuel costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs for inbound and outbound shipments are included in the Company’s financial statements as a component of cost of goods sold and not netted against shipping and handling revenues. Net sales do not include sales tax charged to customers.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, property and general liability, and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation claims.

Leases

The Company leases real estate and personal property under operating leases. Certain operating leases include incentives from landlords including, landlord “build-out” allowances, rent escalation clauses, and rent holidays or periods in which rent is not payable for a certain amount of time. The Company accounts for landlord “build-out” allowances as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements.

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of September 30, 2008, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 80% and 81% of total inventory as of September 30, 2008 and December 31 2007, respectively, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $73.2 million and $60.4 million higher than reported as of September 30, 2008 and December 31, 2007, respectively. The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  At September 30, 2008, the Company had $24.8 million invested in overnight securities.  As of September 30, 2008 and December 31, 2007, outstanding checks totaling $41.0 million and $70.8 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.  All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

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

On July 11, 2008, the Company completed the sale of its distribution center located in Jacksonville, FL for approximately $3.7 million. The net book value of this building and related assets was $1.8 million as of the closing date.  In addition, the Company closed on the sale of its distribution center in Tampa, FL on August 8, 2008, with a sales price of approximately $4.8 million compared with a net book value of $1.5 million.  As of December 31, 2007, the Company had one building and associated assets, related to its former corporate headquarters, with total net book value of $5.4 million classified as “assets held for sale” within “Other assets” on the Condensed Consolidated Balance Sheets. On May 7, 2008, the Company completed the sale of its former corporate headquarters for approximately $9.8 million.

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007. The total costs are as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Capitalized software development costs	$48,975	$56,480
Accumulated amortization	(35,308)	(36,359)
Net capitalized software development costs	$13,667	$20,121

During the second quarter of 2008, the Company recorded a $6.7 million asset impairment charge related to capitalized software development costs for the SAP Hosted Solution for Business Products Resellers project, also known as the Reseller Technology Solution (“RTS”),. The charge reflected delays in bringing this solution to market, and the acceleration of the development of other such software solutions. As a result of these changing developments, the Company’s undiscounted forecasted cash flows and fair value analysis associated with this investment declined such that a write-off of the remaining asset value was required.  This $6.7 million asset impairment charge is classified as part of “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statements of Income.  As of December 31, 2007, net capitalized software development costs included $8.3 million related to the Company’s RTS investment.  During the six months ended June 30, 2008, amortization of this capitalized software was $1.6 million, which was recorded prior to the impairment charge.

Derivative Financial Instruments

The Company’s risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure.  The policies do not allow such derivative financial instruments to be used for speculative purposes.  At this time, the Company primarily uses interest rate swaps, which are subject to the management, direction, and control of our financial officers.  Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval.

All derivatives are recognized on the balance sheet date at their fair value.  All derivatives in a net receivable position are included in “Other assets”, and those in a net liability position are included in “Other long-term liabilities”.  The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133 as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company.  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation. Under SFAS No. 158, employers are also required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company adopted the required recognition provisions of SFAS No. 158 as of December 31, 2006, and the requirement to measure a plan’s assets and obligations as of the balance sheet date as of January 1, 2008.  See Note 10, “Retirement Plans”, for more information regarding the adoption of the measurement date provisions of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis.  This adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 14, “Fair Value Measurements”, for information and related disclosures regarding the Company’s fair value measurements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial position and/or its results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  Disclosures will be required to provide information that will enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  The FSP is effective for fiscal years beginning after December 15, 2008.  The Company has not yet completed its evaluation of the impact of this FSP on its consolidated financial statements.

In June 2008, the FASB issued Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thus impacting the calculation of earnings per share. If a share-based payment is determined to be a participating security, then the two-class method of calculating earnings per share may be required. This EITF is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of the impact of this EITF on its consolidated financial statements.

3. Share-Based Compensation

Overview

As of September 30, 2008, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended 2004 Long-Term Incentive Plan (“LTIP”)

In June 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 143,577 and 191,077 shares of restricted stock awards under the LTIP during the third quarter of 2008 and for the nine months ended September 30, 2008, respectively.  The Company did not grant stock options under the LTIP during 2008.

Nonemployee Directors’ Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director.

Accounting For Share-Based Compensation

The Company recorded a pre-tax charge of $2.3 million ($1.4 million after-tax), or $0.06 per basic and diluted share, for share-based compensation for the third quarter of 2008. The Company recorded a pre-tax charge of $2.6 million ($1.6 million after-tax), or $0.06 per basic and diluted share, for share-based compensation for the three months ended September 30, 2007. During the nine months ended September 30, 2008, the Company recorded a pre-tax charge of $6.7 million ($4.1 million after-tax), or $0.18 per basic and $0.17 per diluted share for share-based compensation. During the same period last year, the Company recorded a pre-tax charge of $6.6 million ($4.0 million after-tax), or $0.14 per basic and diluted share for share-based compensation.

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable

As of September 30, 2008	$13,496	$13,105
As of September 30, 2007	43,249	36,817

Intrinsic Value of Options Exercised

(in thousands of dollars)

	For the three months ended	For the nine months ended

September 30, 2008	$247	$1,273
September 30, 2007	701	16,725

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares

(in thousands of dollars)

Outstanding

As of September 30, 2008	$13,265
As of September 30, 2007	7,164

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

	For the three months ended	For the nine months ended

September 30, 2008	$1,617	$1,617
September 30, 2007	—	333

As of September 30, 2008, there was $16.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.2 years.

SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2008 and 2007, respectively, the $0.1 million and $5.6 million excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted SFAS No. 123(R).

Historically, the majority of awards issued under these plans have been stock options with service-type conditions. The Company began utilizing restricted stock awards in its annual award grant in September 2007.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  As of September 30, 2008, there was $5.7 million of total unrecognized compensation cost related to non-vested stock option awards granted. The Company granted 449,175 and 450,298 stock options during the three- and nine-month periods ended September 30, 2007.  There were no stock options granted during the first nine months of 2008.  Fair values for stock options granted during the three- and nine-month periods ended September 30, 2007 were estimated using the following weighted-average assumptions:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2007
Fair value of options granted	$14.28	$14.28
Exercise price	59.82	59.83
Expected stock price volatility	23.3%	23.3%
Risk free interest rate	4.3%	4.3%
Expected life of options (years)	3.5	3.5
Expected dividend yield	0.0%	0.0%

The following table summarizes the transactions, excluding restricted stock awards, under the Company’s equity compensation plans for the nine months ended September 30, 2008:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2007	2,827,582	$44.45
Granted	—	—
Exercised	(92,035)	34.43
Canceled	(110,241)	48.43
Options outstanding - September 30, 2008	2,625,306	$44.63	6.7	$13,496

Number of options exercisable	2,116,834	$42.44	6.2	$13,105

Restricted Stock

During the third quarter 2008, 123,404 shares of restricted stock were granted and 20,173 restricted stock units (RSUs) were granted. For the nine months ended September, 30, 2008, 146,904 shares of restricted stock and 44,173 restricted stock units (RSUs) were granted. The majority of the restricted stock granted vests three years from the date of the grant.  Approximately half of the RSUs granted vests in four years with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned. The other half of RSUs granted represent deferred compensation for non-employee directors.  The Company granted 112,179 and 119,679 shares of restricted stock for the three- and nine-month periods ended September 30, 2007.  Included in the third quarter 2007 grant were 60,196 shares granted to non-executive officer employees and 6,189 deferred RSUs were granted to non-employee Directors.  As of September 30, 2008, there was $11.2 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. A summary of the status of the Company’s restricted stock award grants and changes during the nine months ended September 30, 2008 is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2007	125,865	$58.79
Granted	191,077	49.90
Vested	(32,612)	59.02
Canceled	(6,990)	59.02
Nonvested - September 30, 2008	277,340	$52.63	9.5	$13,265

4. Goodwill and Intangible Assets

As of September 30, 2008 and December 31, 2007, the Company’s Condensed Consolidated Balance Sheets reflected $317.0 million and $315.5 million, respectively, of goodwill and $68.9 million and $68.8 million in net intangible assets for the same respective periods. The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions, including the ORS Nasco and Emco Distribution acquisitions (see “Acquisition of ORS Nasco Holding, Inc.” and “Acquisition of Emco Distribution LLC” in Note 1). Amortization of intangible assets totaled $1.2 million and $3.5 million for the three- and nine-month periods ended September 30, 2008, respectively. During the same three- and nine-month periods ended September 30, 2007, amortization of intangible assets totaled $0.6 million and $1.9 million, respectively.  Accumulated amortization of intangible assets as of September 30, 2008 and December 31, 2007 totaled $10.1 million and $6.6 million, respectively.

5. Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the “Workforce Reduction Program”).  The Workforce Reduction Program included workforce reductions of 110 associates and, as of December 31, 2006, the measures were substantially complete.  The Company recorded a pre-tax charge of $6.0 million in the fourth quarter of 2006 for severance pay and benefits, prorated bonuses and outplacement costs that were paid primarily during 2007.  The Company recorded an additional charge of $1.4 million in the first quarter of 2007 related to this action. Cash outlays associated with the Workforce Reduction Program during the three-month period ended September 30, 2008 were minimal and for the year were $0.6 million.  Cash outlays during the same three- and nine-month periods ended September 30, 2007, totaled $1.2 million and $5.8 million, respectively.  As of September 30, 2008 and December 31, 2007, the Company had accrued liabilities for the Workforce Reduction Program of $0.1 million and $0.7 million, respectively.

2002 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the “2002 Restructuring Plan”) that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan, further downsizing of The Order People (“TOP”) operations (including severance and anticipated exit costs related to a portion of the Company’s Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center, and the write-down of certain e-commerce related investments. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next two to three years.

2001 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in the third quarter of 2001 (the “2001 Restructuring Plan”) that included an organizational restructuring, a consolidation of certain distribution facilities and USSC’s call center operations, an information technology platform consolidation, divestiture of the call center operations of TOP and certain other assets, and a significant reduction of TOP’s cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next two to three years.

The Company had accrued restructuring costs on its balance sheet of approximately $1.2 million and $1.6 million as of September 30, 2008 and December 31, 2007, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for the three-month period ended September 30, 2008 were minimal and for the nine-month period ended September 30, 2008 totaled approximately $0.3 million, respectively. Net cash payments for the same three-month period ended September 30, 2007 were minimal while net cash payments for the prior year-to-date period totaled approximately $0.2 million.  During the third quarter of 2008, the Company reversed approximately $0.1 million in restructuring and other charges as a result of events impacting estimates for future lease obligations.  During the second quarter of 2007, the Company reversed $0.4 million in restructuring and other charges for the same reasons.

6. Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007

Net income	$33,069	$27,507	$75,859	$78,855
Unrealized foreign currency translation adjustment	(949)	(250)	(49)	(284)
Unrealized (loss) gain - interest rate swaps, net of tax	(1,885)	—	61	—
Minimum pension liability adjustment, net of tax	—	—	293	—
Minimum postretirement liability, net of tax	—	—	181	—
Total comprehensive income	$30,235	$27,257	$76,345	$78,571

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options and restricted stock are considered dilutive securities.  Weighted average anti-dilutive stock options to purchase 1.6 million shares of common stock were outstanding for both the three- and nine-month periods ended September 30 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The amount of antidilutive options for the three- and nine-month periods ended September 30, 2007 is not material.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income	$33,069	$27,507	$75,859	$78,855

Denominator:
Denominator for basic earnings per share -
weighted average shares	23,438	26,894	23,591	28,157

Effect of dilutive securities:
Employee stock options	283	703	292	717

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	23,721	27,597	23,883	28,874

Net income per share:
Net income per share - basic	$1.41	$1.02	$3.22	$2.80
Net income per share - diluted	$1.39	$1.00	$3.18	$2.73

8. Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JPMorgan Chase Bank as trustee (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables and the maximum funding available under the Program is now $250 million.  The Company utilizes the Program as an alternate source of liquidity.

Under the Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of JPMorgan Chase Bank, PNC Bank, and Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 21, 2008. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. The Company’s 2007 Credit Agreement is an existing alternate liquidity source. The Company believes that, if so required, it also could access other liquidity sources to replace funding from the Program.

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of September 30, 2008, the Company sold $222 million of interests in trade accounts receivable, compared with $248 million as of December 31, 2007. Accordingly, trade accounts receivable of $222 million as of September 30, 2008 and $248 million as of December 31, 2007 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company’s retained interest in the trust is included in the Condensed Consolidated Balance Sheets under the caption, “Retained interest in receivables sold, net.” For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to the Program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program for the nine months ended September 30, 2008 ranged between 3.3% and 5.9%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Program, including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $2.0 million for the three months ended September 30, 2008, compared with $3.7 million for the same period of 2007. These losses totaled $6.2 million for the nine months ended September 30, 2008, compared with $10.6 million for the same period of 2007. Proceeds from the collections under the Program for the three- and nine-month periods ended September 30, 2008 totaled $1.0 billion and $2.9 billion, respectively. Proceeds for the same periods ended September 30, 2007 were $0.9 billion and $2.8 billion, respectively.  All costs and/or losses related to the Receivables Securitization Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of the residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company’s net retained interest on $413.6 million and $342.8 million of trade receivables in the trust as of September 30, 2008 and December 31, 2007 was $191.6 million and $94.8 million, respectively. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Retained interest in receivables sold, net.”

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 40 days; and (2) an assumed discount rate of 5% per annum. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximates fair value. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during third quarter of 2008 were not material.

9. Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007 Credit Agreement (as defined below) and the 2007 Master Note Purchase Agreement (as defined below) contain restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of September 30, 2008	As of December 31, 2007
2007 Credit Agreement - Revolving Credit Facility	$150,000	$109,200
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$491,800	$451,000

As of September 30, 2008, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the Receivables Securitization Program. As of September 30, 2008, the applicable bank prime interest rates used for the Company’s various borrowings was 5.00% and the average rate for LIBOR borrowing was approximately 3.13%.  While the Company has $485.0 million of outstanding LIBOR based debt at September 30, 2008, the Company has hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  At September 30, 2008 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.4 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

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

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of September 30, 2008 and December 31, 2007, the Company had outstanding letters of credit under the 2007 Credit Agreement of $19.5 million.

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

10.                               Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2007. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and nine months ended September 30, 2008 and 2007 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost - benefit earned during the period	$1,473	$1,546	$4,426	$4,638
Interest cost on projected benefit obligation	1,979	1,754	5,843	5,262
Expected return on plan assets	(2,197)	(1,795)	(6,592)	(5,385)
Amortization of prior service cost	51	51	154	153
Amortization of actuarial loss	149	299	446	897
Net periodic pension cost	$1,455	$1,855	$4,277	$5,565

	Postretirement Healthcare
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost - benefit earned during the period	$65	$66	$194	$198
Interest cost on projected benefit obligation	56	53	168	159
Amortization of actuarial gain	(78)	(79)	(234)	(237)
Net periodic postretirement healthcare benefit cost	$43	$40	$128	$120

The Company made cash contributions of $16.2 million and $14.1 million to its pension plans for the nine months ended September 30, 2008 and 2007.

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

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.2 million and $3.9 million for the Company match of employee contributions to the Plan for the three- and nine-month periods ended September 30, 2008. During the same periods last year, the Company recorded $1.2 million and $3.4 million for the same match.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Other Long-Term Assets, net:
Assets held for sale	$—	$5,388
Investment in deferred compensation	3,590	4,144
Long-term accounts receivable	4,410	3,562
Interest rate swap asset	2,250	—
Capitalized financing costs	2,321	2,718
Other	180	511
Total other long-term assets, net	$12,751	$16,323

Other Long-Term Liabilities:
Accrued pension benefits liability	$11,842	$24,697
Deferred rent	15,070	14,494
Accrued postretirement benefits liability	3,574	3,832
Deferred directors compensation	3,608	4,144
Interest rate swap liability	5,837	3,679
Long-term income tax liability	7,645	7,542
Other	3,068	3,172
Total other long-term liabilities	$50,644	$61,560

12. Accounting for Uncertainty in Income Taxes

At December 31, 2007, the Company had $9.2 million in gross unrecognized tax benefits.  At September 30, 2008, the gross unrecognized tax benefits decreased to $8.5 million. This net decrease of $0.7 million was due to expiring statutes of limitations and effectively settled audits, offset by uncertain tax positions related to the current year.  At September 30, 2008 and December 31, 2007, $7.3 million of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate, with the remainder, if recognized, impacting “Goodwill” and “Other Current Assets”.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the year to date period ended September 30, 2008 was $0.4 million and the amounts related to the other periods presented were not material. The Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 include $1.9 million and $1.7 million, respectively, accrued for the potential payment of interest and penalties.

As of September 30, 2008, the Company’s U.S. Federal income tax returns for 2005 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the tax years 2001 through 2007 remain subject to examinations by state and local income tax authorities.

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

The interest rate swap agreements that were outstanding as of September 30, 2008 were as follows (in thousands):

As of September 30, 2008	Notional Amount	Receive	Pay	Maturity Date	Fair Value Asset (Liability) (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(3,991)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(1,846)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	2,250

(1) These interest rate derivatives qualify for hedge accounting.  Therefore, the fair value of each interest rate derivative is included in the Company’s Consolidated Balance Sheets as either a component of “Other assets” or “Other long-term liabilities” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.  Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

These hedged transactions described above qualify as cash flow hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This Statement requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company does not offset fair value amounts recognized for interest rate swaps executed with the same counterparty.  For derivative instruments that are designated and qualify as a cash flow hedge (for example, hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt).

The Company has entered into these interest rate swap agreements, described above, that effectively convert a portion of its floating-rate debt to a fixed-rate basis. This reduces the impact of interest rate changes on future interest expense.  By using such derivative financial instruments, the Company exposes itself to credit risk and market risk.  Credit risk is the risk that the counterparty to the interest rate swap agreements (as noted above) will fail to perform under the terms of the agreements.  The Company attempts to minimize the credit risk in these agreements by only entering into transactions with credit worthy counterparties.  The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

Approximately 88% ($435 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at September 30, 2008.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Retained interest in receivables sold, less allowance for doubtful accounts	$191,625	$—	$—	$191,625
Interest rate swap asset	$2,250	$—	$2,250	$—

Liabilities
Interest rate swap liability	$5,837	$—	$5,837	$—

The following tables present the changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2008:

Retained Interest
in receivables sold, net

Balance as of June 30, 2008	$123,580

Net payments/sales	68,991
Realized losses	(946)

Balance as of September 30, 2008	$191,625

Retained Interest
in receivables sold, net

Balance as of December 31, 2007	$94,809

Net payments/sales	98,592
Realized losses	(1,776)

Balance as of September 30, 2008	$191,625

The realized losses associated with Level 3 assets relate to that portion of the Company’s bad debt expense related to the retained interest in receivables sold.  This expense is reflected in the Company’s Condensed Consolidated Statements of Income under the caption “Warehousing, marketing and administrative expenses.”

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis.  As of September 30, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events, and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts, and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only and the Company undertakes no obligation to revise or update it.

Company Overview

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

•                  During the third quarter of 2008, worsening economic conditions had an adverse impact on business-related spending.  The overall economic conditions including continued weakness in the labor, housing and credit markets, the challenges confronting the financial services industry, and the overall uncertainty of the economy have led to lower consumer spending. As a result, the Company’s sales have been negatively impacted.  It is unclear how these overall economic conditions will impact future sales.  As reported in the Company’s press release dated October 30, 2008, net sales growth for October trended lower, with overall growth including ORS Nasco at approximately 5% versus last year.

•                  On December 21, 2007, the Company completed the acquisition of ORS Nasco, a pure wholesale distributor of industrial supplies.  ORS Nasco sales for the third quarter of 2008 were $84 million and earnings per share for the third quarter included a $0.09 per share contribution from ORS Nasco.  ORS Nasco sales for the nine months ended September 30, 2008 were nearly $238 million with an approximate $0.21 per share contribution to EPS.  The Company is on track for expected 8 – 10 percent sales growth and is realizing planned synergies as the $0.21 per share accretion is already above the targeted full year 15 – 20 cents of earnings per share accretion in 2008.

•                  On September 2, 2008, the Company closed the asset acquisition of Emco Distribution LLC’s New Jersey business, including certain liabilities.  This acquisition is expected to add $70 million in annual revenue.  The $13 million purchase price was funded under the Company’s credit agreement.

•                  Total Company sales for the third quarter of 2008 reached $1.34 billion which represents growth of 10.5% per selling day.  Excluding ORS Nasco, sales per selling day were up 3.6% due primarily to 15% growth in the janitorial and breakroom category, 3% growth in office supplies and 2% growth in technology.  These growth items were partially offset by an approximate 10% decline in office furniture.

•                  Gross margin as a percent of sales for the third quarter of 2008 was 14.8%, consistent with the third quarter of 2007. Gross margin in the third quarter was benefited by the effects of price increases, resulting inventory standard cost changes, and an approximate 20 basis point benefit from ORS Nasco.  These items helped offset lower margin sales mix across and within categories.

•                  Total operating expenses as a percent of sales for the third quarter of 2008 were 10.2% compared to 10.4% for the same quarter of the prior year.  The gain on the sale of two distribution centers, totaling $5.1 million, favorably impacted operating expenses for the quarter. Excluding this gain, non-GAAP operating expenses as a percent of sales for the quarter were 10.6%. ORS Nasco operating expenses for the third quarter 2008 were $9.5 million. Third quarter operating expenses also reflected increased expenses to fund various strategic initiatives and a higher level of bad debt costs in the quarter. The current economic environment could further impact the quality of the Company’s receivables going forward.

•                  Operating cash flows for the year through September were $65.4 million versus $249.5 million in the same nine-month period in the prior year, reflecting the liquidation of a high year-end 2006 working capital investment and other timing related working capital changes at September 30, 2007. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program, the Company’s operating cash flows were $91.4 million for the nine months ended September 30, 2008, compared to $234.5 million for the same nine months ended in 2007.

•                  Many of the Company’s product suppliers announced price increases which took effect during the third quarter and these increases resulted in a gross margin benefit in the quarter.  Additional supplier price increases have been announced for the fourth quarter of 2008 as well.  Gross margin benefits from product cost inflation are related to inventory standard cost changes as the Company passes these increases through the supply chain.

•                  During the first nine months of 2008, the Company acquired approximately 1.2 million shares of common stock under its publicly-announced share repurchase programs for $67.5 million.  During the third quarter of 2008, the Company did not repurchase any shares of its common stock.  As of October 30, 2008, the Company had approximately $100 million remaining of its existing share repurchase authorizations from the Board of Directors.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company’s subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment, and other adjusting items.  The purchase price was also subject to certain post-closing adjustments of which approximately $0.4 million was adjusted downward based on the subsequently negotiated working capital calculations in the second quarter of 2008.  In total, the purchase price, net of cash acquired, was $180.2 million, including $0.5 million in transaction costs.  The acquisition allowed the Company to diversify its product offering and provided an entry into the wholesale industrial supplies market.  The purchase price was financed through the addition of a $200 million term loan under the Company’s credit agreement.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill.  Based on a preliminary purchase price allocation, the preliminary purchase price of $180.2 million, net of cash received, has resulted in goodwill and intangible assets of $88.8 million and $44.6 million, respectively.  The intangible assets purchased include unamortizable intangibles of $12.3 million related to trademarks and trade names that have indefinite lives while the remaining $32.3 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements.  Neither the goodwill nor the intangible assets are expected to generate a tax deduction.  For financial accounting purposes, the amortizable intangible assets are treated as a temporary difference for which a deferred tax liability of $12.1 million was recorded through purchase accounting.  The amortization expense related to the intangible assets is treated as the reversal of the temporary difference which has no impact on the effective tax rate. The weighted average useful life of amortizable intangibles is expected to be approximately 14 years.  The Company recorded amortization expense of $0.5 million and $1.5 million in the three- and nine-month periods ending September 30, 2008. Amortization expense associated with the ORS Nasco intangible assets is expected to be approximately $2.1 million per year.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Acquisition of Emco Distribution LLC

On September 2, 2008, the Company closed the asset acquisition of Emco Distribution LLC’s New Jersey business, including certain liabilities.  The payment of the base purchase price of $13.1 million and transaction costs of $0.2 million were funded under the Company’s credit agreement.  The purchase resulted in goodwill and intangible assets of $2.6 million and $3.7 million, respectively.  The intangible assets purchased include unamortizable intangibles of $0.7 million and amortizable intangibles of $3.0 million.  Amortization expense associated with the intangible assets is expected to be approximately $0.3 million per year.  Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Stock Repurchase Program

During the first nine months of 2008, the Company repurchased 1,233,832 shares at an aggregate cost of $67.5 million with all such activity coming in the first quarter of 2008. For the three and nine months ended September 30, 2007, total share repurchases totaled 2,473,085 and 5,135,970 at an aggregate cost of $150.0 million and $301.7 million, respectively.  At September 30, 2008, the Company had approximately $100 million remaining of its Board authorizations to repurchase USI common stock.  The Company may purchase stock from time to time in the open market or in privately negotiated transactions.  Depending on market and business conditions and other factors, including the Company’s leverage target, credit agreement restrictions, cost of borrowing, and other potential investment opportunities, these repurchases may be commenced or suspended at any time without notice.

Critical Accounting Policies, Judgments and Estimates

During the third quarter of 2008, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.21	85.21	85.31	85.08
Gross margin	14.79	14.79	14.69	14.92

Operating expenses
Warehousing, marketing and administrative expenses	10.17	10.39	10.80	10.61
Restructuring charge	—	—	—	0.04

Total operating expenses	10.17	10.39	10.80	10.65

Operating income	4.62	4.40	3.89	4.27

Interest expense, net	0.48	0.23	0.52	0.22
Other expense, net	0.15	0.31	0.17	0.31

Income before income taxes	3.99	3.86	3.20	3.74

Income tax expense	1.52	1.55	1.23	1.50

Net income	2.47%	2.31%	1.97%	2.24%

Adjusted Operating Income and Earnings Per Share

The following tables present Adjusted Operating Income and Earnings Per Share for the three- and nine-month periods ending September 30, 2008 and 2007 (in millions, except per share data). The tables show Adjusted Operating Income and Earnings per Share excluding the effects of gains on the sale of buildings, the second quarter asset impairment charge related to RTS and the first quarter 2007 restructuring charge related to a workforce reduction. Generally Accepted Accounting Principles (GAAP) require that the effects of these items be included in the Condensed Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the Three Months Ended September 30,
	2008		2007
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Net Sales	$1,337.9	100.00%	$1,192.0	100.00%

Gross profit	$197.9	14.79%	$176.3	14.79%

Operating expenses	$136.1	10.17%	$123.9	10.39%
Gain on sale of distribution centers	5.1	0.38%	—	—
Adjusted operating expenses	$141.2	10.55%	$123.9	10.39%

Operating income	$61.8	4.62%	$52.4	4.40%
Operating expense item noted above	(5.1)	-0.38%	—	—
Adjusted operating income	$56.7	4.24%	$52.4	4.40%

Net income per share - diluted	$1.39		$1.00
Per share operating expense item noted above	(0.13)		—
Adjusted net income per share - diluted	$1.26		$1.00

Adjusted net income per diluted share growth rate over the prior year period	26%

Weighted average number of common shares - diluted	23.7		27.6

	For the Nine Months Ended September 30,
	2008		2007
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Net Sales	$3,841.7	100.00%	$3,526.5	100.00%

Gross profit	$564.2	14.69%	$526.0	14.92%

Operating expenses	$414.8	10.80%	$375.6	10.65%
Asset impairment charge	(6.7)	-0.17%	—	—
Gain on sale of distribution centers	5.1	0.13%	—	—
Gain on sale of former corporate headquarters	4.7	0.12%	—	—
Restructuring charge related to workforce reduction	—	—	(1.4)	-0.04%
Adjusted operating expenses	$417.9	10.88%	$374.2	10.61%

Operating income	$149.4	3.89%	$150.4	4.27%
Operating expense item noted above	(3.1)	-0.08%	1.4	0.04%
Adjusted operating income	$146.3	3.81%	$151.8	4.31%

Net income per share - diluted	$3.18		$2.73
Per share operating expense item noted above	(0.08)		0.03
Adjusted net income per share - diluted	$3.10		$2.76

Adjusted net income per diluted share growth rate over the prior year period	12%

Weighted average number of common shares - diluted	23.9		28.9

Results of Operations—Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

Net Sales. Net sales for the third quarter of 2008 were $1.34 billion, up 12.2%, or 10.5% adjusting for one additional selling day in 2008, compared with sales of $1.19 billion for the same three-month period of 2007.  Excluding ORS Nasco, sales were $1.25 billion, an increase of 5.2% or 3.6% adjusting for one additional selling day in 2008. In general, the Company was able to pass supplier price increases through the supply chain.  These price increases accounted for approximately 3% of the sales growth.

The following table summarizes net sales by product category for the three months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,
	2008	2007 (1)
Technology products	$448	$434
Office supplies (including cut-sheet paper)	359	344
Janitorial and breakroom supplies	281	240
Office furniture	141	155
Freight revenue	24	18
Industrial supplies	84	—
Other	1	1
Total net sales	$1,338	$1,192

(1) Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to changes between the “Office supplies” and “Office furniture” product categories presentation and did not impact the Consolidated Statements of Income.

Sales in the technology products category in the third quarter of 2008 were up approximately 3%, or 2% per selling day, versus the third quarter of 2007.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 33% of net sales for the third quarter of 2008.  Sales in this category were favorably impacted by increases in sales of printer imaging supplies.

Sales of office supplies in the third quarter of 2008 improved by approximately 4%, or 3% per selling day, versus the third quarter of 2007. This category experienced significant growth in cut-sheet paper which typically earns lower margins.  This growth more than offset declining traditional office product sales. Office supplies represented approximately 27% of the Company’s consolidated net sales for the third quarter of 2008.

Sales growth in the janitorial and breakroom supplies product category continued to be solid, rising over 17%, or 15% per selling day, in the third quarter of 2008 compared to the third quarter of 2007.  This category accounted for approximately 21% of the Company’s third quarter of 2008 consolidated net sales. Growth in this category was primarily due to the addition of a significant account late in 2007 and continued growth in foodservice consumables and paper-based janitorial/sanitation supplies.

Office furniture sales in the third quarter of 2008 decreased by approximately 9%, or 10% per selling day, compared to the same three-month period of 2007. This decline was due primarily to the overall poor economy as consumers were putting off discretionary, high dollar purchases such as furniture.  Office furniture accounted for 11% of the Company’s third quarter of 2008 consolidated net sales.

Sales of industrial supplies accounted for 6% of the Company’s net sales for the third quarter of 2008 as the Company continued to see the benefits of its investment in ORS Nasco.

Freight and other revenues represented 2% of net sales for the third quarter of 2008.  Freight revenues increased due to higher sales, increased delivery charges driven by carrier rate increases, and increased fuel surcharges which partially offset the impact of rising fuel costs.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the third quarter of 2008 was $197.9 million, compared to $176.3 million in the third quarter of 2007. The increase in gross profit dollars was mainly due to the addition of ORS Nasco.  The gross margin rate (gross profit as a percentage of net sales) for the third quarter of 2008 was 14.8%, flat with the prior-year quarter.  The gross margin rate for the third quarter of 2008 was favorably impacted by approximately 20 basis points contribution from ORS Nasco and 40 basis points of inventory standard cost changes related to supplier price increases. Many of the Company’s product suppliers announced price increases which took effect during the third quarter and these increases resulted in a gross margin benefit in the quarter.  Additional supplier price increases have been announced for the fourth quarter of 2008 as well.  Gross margin benefits from product cost inflation are related to inventory standard cost changes as the Company passes these increases through the supply chain. However, the effects of lower margin sales mix across and within product categories negatively impacted pricing margin by 20 basis points and supplier allowances/purchase discounts by 25 basis points.  Also, a higher investment in advertising programs and publications lowered the gross margin rate by 15 basis points, while cost reduction efforts contributed to offsetting inflationary increases, such as fuel cost.

Operating Expenses. Operating expenses for the third quarter of 2008 totaled $136.1 million, or 10.2% of net sales, compared with $123.9 million, or 10.4% of net sales in the third quarter of 2007.  Excluding the $5.1 million pre-tax gain on the sale of two distribution centers, operating expenses as a percent of sales for the quarter were 10.6%. ORS Nasco operating expenses for the third quarter 2008 were $9.5 million. Operating expense increases were also due to a 25 basis point increase in bad debt costs.  Approximately one half of the increase in bad debt costs reflected a specific dealer issue that was not related to the economy, while the remainder brought bad debt reserves to a slightly higher level than the Company’s historic norm.  Another 14 basis point increase in operating expenses was due to investments in strategic initiatives, including roll-out of our new e-catalog and information technology projects.  These expense increases as well as general inflation were partially offset by cost reduction efforts particularly in employee related travel and entertainment (9 basis points).  Also, depreciation expense was lower in the quarter by approximately 10 basis points.

Interest Expense, net. Interest expense for the third quarter of 2008 was $6.4 million, compared with $2.7 million for the same period in 2007. The increase in interest expense for the third quarter of 2008 was attributable to higher borrowings as the Company’s debt increased by $341.1 million from September 30, 2007 to September 30, 2008. This increase was partially offset by reduced interest rates.

Other Expense, net. Other expense for the third quarter of 2008 was $2.1 million, compared with $3.7 million in the third quarter of 2007, due to a decrease in the loss on the sale of accounts receivable through the Company’s Receivables Securitization Program and reductions in the outstanding balance of receivables sold as of September 30, 2008 compared to September 30, 2007.

Income Taxes. Income tax expense was $20.3 million for the third quarter of 2008, compared with $18.6 million for the same period in 2007. The Company’s effective tax rates for the third quarter of 2008 and 2007 were 38.0% and 40.3%, respectively. The decline reflected lower tax contingencies.

Net Income. Net income for the third quarter of 2008 totaled $33.1 million, or $1.39 per diluted share, compared with net income of $27.5 million, or $1.00 per diluted share for the same three-month period in 2007.  Adjusted for the impact of the $5.1 million pre-tax gain on the sale of two distribution centers, third quarter 2008 diluted earnings per share were $1.26.

Results of Operations—Nine months Ended September 30, 2008 Compared with the Nine months Ended September 30, 2007

Net Sales. Net sales for the first nine months of 2008 were $3.84 billion, up 8.9%, or 8.4% adjusting for one additional selling day in 2008, compared with sales of $3.53 billion for the same period of 2007.  Excluding ORS Nasco, sales were $3.6 billion, an increase of 2% adjusting for one additional workday in 2008. In general, the Company was able to pass supplier price increases through the supply chain, particularly in the third quarter.  These price increases accounted for approximately 3% of the sales growth.  The following table summarizes net sales by product category for the nine months ended September 30, 2008 and 2007 (in millions):

	Nine Months Ended September 30,
	2008 (1)	2007 (1)
Technology products	$1,297	$1,320
Office supplies (including cut-sheet paper)	1,039	1,019
Janitorial and breakroom supplies	799	693
Office furniture	399	436
Freight revenue	66	56
Industrial supplies	238	—
Other	4	3
Total net sales	$3,842	$3,527

(1) Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to changes between the “Office supplies” and “Office furniture” product categories presentation and did not impact the Consolidated Statements of Income.

Sales in the technology products category for the first nine months of 2008 were down 2% per selling day versus the same period in 2007. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 34% of net sales for the nine months ended September 30, 2008. Sales in this category declined due to the weak economy, reduced discretionary spending by end consumers, and overall price competition in this category.  Increased printer imaging sales helped to partially offset the decline.

Sales of office supplies for year-to-date 2008 improved by 2% per selling day, versus the same period in 2007. This category experienced significant growth in cut-sheet paper which typically earns lower margins.  This growth more than offset lower traditional office product sales. Office supplies represented approximately 27% of the Company’s consolidated net sales for the first nine months of 2008.

Sales growth in the janitorial and breakroom supplies product category remained strong, rising 15% per selling day, compared to the last year.  This category accounted for approximately 21% of the Company’s year-to-date 2008 consolidated net sales. Growth in this category was primarily due to the addition of a significant account late in the third quarter of 2007 and continued growth in foodservice consumables and paper based janitorial/sanitation supplies.

Office furniture sales in the first nine months of 2008 decreased by 9% per selling day, compared to the same nine-month period of 2007. This decline was due primarily to the overall poor economy as consumers were putting off discretionary, high dollar purchases such as furniture.  Office furniture accounted for 10% of the Company’s year-to-date 2008 consolidated net sales.

Sales of industrial supplies accounted for 6% of the Company’s net sales for the first nine months of 2008 as the Company continued to see the benefits of its investment in ORS Nasco.

Freight and other revenues represented 2% of net sales for the first nine months of 2008.  Freight revenues increased due to higher sales, increased delivery charges driven by carrier rate increases, and increased fuel surcharges which partially offset the impact of rising fuel costs.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first nine months of 2008 was $564.2 million, compared to $526.0 million in the same period during 2007. The increase in gross profit dollars was primarily due to the addition of ORS Nasco partially offset by lower gross margin dollars in the Company’s base business.  The gross margin rate (gross profit as a percentage of net sales) for year-to-date 2008 was 14.7%, down 20 basis points from the same period in the prior year.  The gross margin rate for the first nine months of 2008 was negatively impacted by approximately 36 basis points due to reduced pricing margin, 20 basis points related to supplier allowances and purchase discounts, and 13 basis points due to increased sales volume and rising fuel costs partially offset by cost reduction actions. These unfavorable items were partially offset by a 20 basis point improvement from product cost inflation, an 8 basis point improvement in credit memo margin related to improved processes, and approximately 20 basis points contribution from ORS Nasco to the Company’s overall gross margin rate.

Operating Expenses. Operating expenses for the first nine months of 2008 totaled $414.8 million, or 10.8% of net sales, compared with $375.6 million, or 10.7% of net sales in the same period of 2007.  The current year amount included the $9.8 million gain on the sale of two distribution centers and the Company’s former corporate headquarters and an asset impairment charge of $6.7 million related to capitalized software development costs. ORS Nasco operating expenses for the first nine months of 2008 were $28.2 million.  Excluding ORS Nasco and the items mentioned above, operating expenses were 10.8% of net sales.  Excluding the prior year restructuring charge in the first quarter of 2007, operating expenses for the first nine months of 2007 were 10.6% of net sales.  The overall increase in operating expenses was due to increases in bad debt reserves (14 basis points) and investments in key strategic initiatives (9 basis points).

Interest Expense, net. Interest expense for the first nine months of 2008 was $20.1 million, compared with $7.8 million for the same period in 2007. The increase in interest expense was attributable to higher borrowings as the Company’s debt increased by $341.1 million from September 30, 2007 to September 30, 2008. This increase was partially offset by reduced interest rates.

Other Expense, net. Other expense for the first nine months of 2008 was $6.3 million, compared with $10.8 million in the first nine months of 2007 due to a decrease in the loss on the sale of accounts receivable sold through the Company’s Receivables Securitization Program and reductions in the average outstanding balance of receivables sold in 2008.

Income Taxes. Income tax expense was $47.2 million for the first nine months of 2008, compared with $53.0 million for the same period in 2007. The Company’s effective tax rates for the year-to-date 2008 and 2007 were 38.3% and 40.2%, respectively. The decline reflected lower tax contingencies.

Net Income. Net income for the nine months ended September 30, 2008 totaled $75.9 million, or $3.18 per diluted share, compared with net income of $78.9 million, or $2.73 per diluted share for the same nine-month period in 2007.  Adjusted for the impact of the $9.8 million pre-tax gain on the sale of two distribution centers and the Company’s former corporate headquarters, and a pre-tax asset impairment charge of $6.7 million related to capitalized software development costs, year-to-date 2008 diluted earnings per share were $3.10 versus $2.76 per share after adjusting 2007 by $1.4 million (pre-tax) related to the workforce reduction restructuring charge.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Program (as defined below), consisted of the following amounts (in thousands):

	As of	As of
	September 30, 2008	December 31, 2007
2007 Credit Agreement - Revolving Credit Facility	$150,000	$109,200
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	491,800	451,000
Accounts receivable sold (1)	222,000	248,000
Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	713,800	699,000
Stockholders’ equity	591,185	574,254
Total capitalization	$1,304,985	$1,273,254

Adjusted debt-to-total capitalization ratio	54.7%	54.9%

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

In accordance with GAAP, total debt outstanding at September 30, 2008 increased by $40.8 million to $491.8 million from the balance at December 31, 2007. This resulted from an increase in borrowings under the Revolving Credit Facility of the 2007 Credit Agreement. Adjusted debt as of September 30, 2008 increased by $14.8 million from the balance at December 31, 2007 as a result of this increase in borrowings under the Revolving Credit Facility and a $26 million decrease in the amount sold under the Company’s Receivables Securitization Program.

At September 30, 2008, the Company’s adjusted debt-to-total capitalization ratio was 54.7%, compared to 54.9% at December 31, 2007.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of September 30, 2008, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement - Term Loan	200.0
2007 Note Purchase Agreement	135.0
Receivables Securitization Program (1)	250.0
Industrial Development Bond	6.8
Maximum financing available		$1,016.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	150.0
2007 Credit Agreement - Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program	222.0
Outstanding letters of credit	19.5
Industrial Development Bond	6.8
Total financing utilized		733.3
Available financing, before restrictions		283.5
Restrictive covenant limitation		89.5
Available financing as of September 30, 2008		$194.0

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

Contractual Obligations

During the nine months ended September 30, 2008, there were several significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Included in these changes were several new lease obligations and the addition of a third interest rate swap transaction on a portion of the Company’s long-term debt.  The additional fixed interest payments on this latest interest rate swap transaction are based on the notional amount and fixed rate inherent in the swap transaction and related debt instrument.  These additional contractual obligations to those disclosed in the Company’s Form 10-K for the year ended December 31, 2007, are noted below:

	Payment due by period
New contractual obligations	2008	2009 & 2010	2011 & 2012	Thereafter	Total
Operating leases	$1,837	$15,967	$20,097	$18,815	$56,716
Fixed interest payments on long-term debt	3,212	6,424	4,796	—	14,432

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

On November 6, 2007, USSC, entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction had an effective date of January 15, 2008 and a termination date of January 15, 2013.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement and its predecessor agreement of $19.5 million as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.4 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

As of September 30, 2008, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the “Receivables Securitization Program” or the “Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement, which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million.  Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc. and foreign operations) to USS Receivables Company, Ltd. (the “Receivables Company”). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities.  Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 21, 2008. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As of September 30, 2008, the Company sold $222 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the nine months ended September 30, 2008 and 2007 are summarized below (in thousands):

	For the Nine Months Ended
	September 30,
	2008	2007

Net cash provided by operating activities	$65,396	$249,452
Net cash used in investing activities	(20,572)	(11,560)
Net cash used in financing activities	(24,976)	(240,959)

Cash Flow From Operations

Net cash provided by operating activities for the nine months ended September 30, 2008 totaled $65.4 million, compared with net cash provided by operating activities of $249.5 million in the same nine-month period of 2007.  After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), the Company’s operating cash flows were $91.4 million for the nine months ended September 30, 2008, compared to $234.5 million for the same nine months ended in 2007.

Operating cash flows for the nine months ended September 30, 2008 were unfavorably impacted by unusually low working capital at September 30, 2007, particularly in inventories and payables compared to the same nine-month period of 2007.  Inventories were at $582.5 million at September 30, 2007 down from December 31, 2006 inventories of $681.1 million due to continued inventory management and timing of investment buys which increased during the fourth quarter of 2007 due to the seasonal build in inventory and year end investment buy opportunities.  Inventories returned to more normal levels in the fourth quarter of 2007.  Accounts payable at September 30, 2007 was unusually high as a result of payment and purchase timing and returned to a more normal range in the fourth quarter as well.  These two items accounted for approximately $70 million and $42 million, respectively, of the decline in adjusted operating cash flows compared to the nine months ended September 30, 2007.  The remaining $31 million decline was primarily due to the timing of accrued liabilities and payments particularly with accrued advertising allowances and accrued stock repurchases.

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

•                  The terms of the Program are structured similar to those in many revolving credit facilities, including provisions addressing maximum commitments, costs of borrowing, financial covenants, and events of default;

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the nine months ended September 30, 2008 and 2007 are provided below as an additional liquidity measure (in thousands):

	For the Nine Months Ended September 30,
	2008	2007

Cash Flows From Operating Activities:
Net cash provided by operating activities	$65,396	$249,452
Excluding the change in accounts receivable	26,000	(15,000)
Net cash provided by operating activities excluding the effects of receivables sold	$91,396	$234,452

Cash Flows Used In Financing Activities:
Net cash used in financing activities	$(24,976)	$(240,959)
Including the change in accounts receivable sold	(26,000)	15,000
Net cash used in financing activities including the effects of receivables sold	$(50,976)	$(225,959)

Cash Flow From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $20.6 million, compared to net cash used in investing activities of $11.6 million for the nine months ended September 30, 2007. Net cash used in investing activities for the nine months ended September 30, 2008 included $5.9 million in capitalized software development costs compared to $3.1 million for the same period in 2007.  This increase is attributable to investments in information technology systems including a new financial system.  Other gross capital expenditures increased to $19.9 million from $9.8 million in the first nine months of 2007. This increase reflects investments in information technology hardware and distribution center equipment including several facility projects.  Proceeds from the sale of two distribution centers and the Company’s former corporate headquarters were $18.2 million.  The Company also acquired certain assets and liabilities of Emco Distribution LLC in the third quarter of 2008 for $13.3 million.  For 2008, the Company expects gross capital expenditures to be approximately $30 million.

Cash Flow From Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2008 totaled $25.0 million, compared with a use of cash of $241.0 million in the prior year period.  Cash used in financing activities for the nine months ended September 30, 2008 included a use of $67.5 million to repurchase shares of the Company’s common stock partially offset by an increase of $40.8 million in borrowings under the Revolving Credit Facility.

Cash used in financing activities for the nine months ended September 30, 2007 included $301.7 million in repurchases of the Company’s common stock partially offset by $33.4 million in increased borrowings under the Revolving Credit Facility and $22.4 million in net proceeds from the issuance of treasury stock upon the exercise of stock options under the Company’s equity compensation plans.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the third quarter of 2008 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of September 30, 2008, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The Company successfully implemented a new SAP financial accounting system on August 1, 2008.  As a result, the Company’s internal control over financial reporting changed during the quarter ended September 30, 2008.  The implementation was undertaken to replace the Company’s legacy general ledger and accounts payable systems with more advanced technology.  The new financial accounting system underwent rigorous pre-implementation review and testing, and associates have been trained.  As the system is new, management has not yet completed testing operating effectiveness of key controls.  However, post-implementation monitoring has been ongoing and management believes internal controls are being maintained or enhanced by the new system.  Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.  There were no other changes to internal controls during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The Company did not repurchase any common stock during the third quarter of 2008.  As of September 30, 2008, the Company’s remaining authorized dollar values for common stock repurchases remained at $100.9 million unchanged since June 30, 2008.

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

10.2*	Summary of compensation of non-employee directors of United Stationers Inc. as amended July 31, 2008 with an effective date of September 1, 2008**

10.3*	Executive Employment Agreement, effective August 13, 2008 among USI, USSC and Barbara J. Kennedy**

10.4*	Form of Restricted Stock Award Agreement for non-employee directors under the United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan**

10.5*	Form of Restricted Stock Unit Award Agreement for non-employee directors under the United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan**

15.1*	Letter regarding unaudited interim financial information

31.1*	Certification of Chief Executive Officer, dated as of November 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of November 7, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of November 7, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -	Filed herewith

** -	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: November 7, 2008	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)