Form 10-K
period 2008-12-31
UNITED STATIONERS INC
filed 2009-02-27
CIK 355999

QuickLinks -- Click here to rapidly navigate through this document

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-10653

UNITED STATIONERS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3141189
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Parkway North Boulevard
Suite 100
Deerfield, Illinois 60015-2559
(847) 627-7000
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant's
Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value per share	Name of Exchange on which registered: NASDAQ Global Select Market
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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2008 was approximately $864.4 million.

On February 24, 2009, United Stationers Inc. had 23,707,519 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.
FORM 10-K
For The Year Ended December 31, 2008

 PART I

ITEM 1.    BUSINESS.

General

United Stationers Inc. is North America's largest broad line wholesale distributor of business products, with consolidated net sales of approximately $5.0 billion. United stocks a broad and deep line of over 100,000 products and offers thousands more in the following categories: technology products, traditional business products, office furniture, janitorial and breakroom supplies, and industrial supplies. The Company's network of 67 distribution centers allows it to ship these items to approximately 30,000 reseller customers, reaching more than 90% of the U.S. and major cities in Mexico on an overnight basis.

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

Products

United stocks over 100,000 stockkeeping units ("SKUs") in these categories:

Technology Products.    The Company is a leading wholesale distributor of computer supplies and peripherals in North America. It stocks more than 11,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated about 34% of the Company's 2008 consolidated net sales.

Traditional Office Products.    The Company is one of the largest national wholesale distributors of a broad range of office supplies. It carries over 20,000 brand-name and private label products, such as filing and record storage products, business machines, presentation products, writing instruments, paper products, shipping and mailing supplies, calendars and general office accessories. These products contributed approximately 27% of net sales during the year.

Janitorial and Breakroom Supplies.    United is a leading wholesaler of janitorial and breakroom supplies throughout the U.S. The Company holds over 8,000 items in these lines: janitorial and breakroom supplies (cleaners and cleaning accessories), foodservice consumables (such as disposable cups, plates and utensils), safety and security items, and paper and packaging supplies. This product category provided over 21% of the latest year's net sales primarily from Lagasse, Inc. (Lagasse), a wholly owned subsidiary of USSC, and is the fastest growing category of the business.

Office Furniture.    United is one of the largest office furniture wholesaler distributors in North America. It stocks nearly 4,500 products from more than 40 of the industry's leading manufacturers including, desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. Innovative marketing programs and related services help drive this business across multiple customer channels. This product category represented approximately 10% of net sales for the year.

Industrial Supplies.    The Company acquired ORS Nasco Holding, Inc. (ORS Nasco) in December 2007, and as a result, now stocks over 60,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items and oil field and welding supplies. In 2008, this product category accounted for roughly 6% of the Company's net sales. The Company offers many more items in these product lines within the industrial supplies category.

The remaining 2% of the Company's consolidated net sales came from freight and advertising revenue.

United offers private brand products within each of its product categories to help resellers provide quality value-priced items to their customers. These include Innovera® technology products, Universal® office products, Windsoft® paper products, UniSan® janitorial and sanitation products, and Alera® office furniture. ORS Nasco offers private label brand products in the welding, industrial, safety and oil field pipeline categories under its own brand offering, Anchor Brand®.

During 2008, private brand products accounted for over 13% of United's net sales.

Customers

United serves a diverse group of approximately 30,000 customers. They include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. No single customer accounted for more than 8% of 2008 consolidated net sales.

Sales to independent resellers—which include our United Stationers Supply, Lagasse and ORS Nasco resellers, as well as new channel customers—contributed approximately 84% of consolidated net sales. The Company provides these customers with value-added services designed to help them market their products and services while improving operating efficiencies and reducing costs.

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

  •
  A digital catalog and search capabilities to power e-commerce Web sites;

  •
  Extensive promotional materials and marketing programs to increase sales;

  •
  High levels of products in stock, with an average line fill rate better than 97% in 2008;

  •
  Efficient order processing, resulting in a 99.6% order accuracy rate for the year;

  •
  High-quality customer service from several state-of-the-art customer care centers;

  •
  National distribution capabilities that enable same-day or overnight delivery to more than 90% of the U.S. and major cities in Mexico, providing a 99% on-time delivery rate in 2008;

  •
  Training programs designed to help resellers improve their operations;

  •
  End-consumer research to help resellers better understand their markets.

United's marketing programs emphasize two other major strategies. First, the Company produces product content that is used to populate an extensive array of print and electronic catalogs for commercial dealers, contract stationers and retail dealers. The printed catalogs usually are customized with each reseller's name, then sold to the resellers who, in turn, distribute them to their customers. The Company markets its broad product offering primarily through General Line catalogs. These are available in both print and electronic versions and can include various selling prices (rather than the manufacturer's suggested retail price). In addition, the Company typically produces a number of promotional catalogs each quarter. United also develops separate monthly and quarterly flyers covering most of its product categories, including its private brand lines that offer a large selection of popular commodity products. Since catalogs and electronic content provide product exposure to end consumers and generate demand, United tries to maximize their distribution on behalf of its suppliers and customers.

Second, United provides its resellers with a variety of dealer support and marketing services. These programs are designed to help resellers differentiate themselves by making it easier for customers to buy from them, and often allow resellers to reach customers they had not traditionally served.

Resellers can place orders with the Company by phone, fax and e-mail and through a variety of electronic order entry systems. Electronic order entry systems allow resellers to forward their customers' orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2008, United received approximately 90% of its orders electronically.

Distribution

The Company uses a network of 67 distribution centers to provide over 100,000 items to its approximately 30,000 reseller customers. This network, combined with the Company's depth and breadth of inventory in technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies, enables the Company to ship products on an overnight basis to more than 90% of the U.S. and major cities in Mexico. United's domestic operations generated approximately $4.9 billion of its approximately $5.0 billion in 2008 consolidated net sales, with its international operations contributing another $0.1 billion to 2008 net sales.

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

In addition to providing value-adding programs for resellers, United also remains committed to reducing its operating costs. Its "War on Waste" (WOW2) program, which began in 2007, is meeting the goal of removing $100 million in costs over five years through a combination of new and continuing activities. In addition, WOW2 includes process improvement and work simplification activities that will help increase efficiency throughout the business and improve customer satisfaction.

Purchasing and Merchandising

As the largest broad line wholesale business products distributor in North America, United leverages its broad product selection as a key merchandising strategy. The Company orders products from over 1,000 manufacturers. This purchasing volume means United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2008, United's largest supplier was Hewlett-Packard Company, which represented approximately 24% of its total purchases.

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

Competition

There is only one other nationwide broad line office products wholesale distributor in North America. United and this firm compete on the basis of breadth of product lines, availability of products, speed of delivery to resellers, order fill rates, net pricing to resellers, and the quality of marketing and other value-added services.

The Company also competes with specialty distributors of office products, office furniture, technology products, janitorial and breakroom supplies and industrial supplies. These distributors typically offer more limited product lines and compete nationally, regionally or locally. In most cases, competition is based primarily upon net pricing, minimum order quantity, speed of delivery, and value-added marketing and logistics services.

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

Seasonality

United's sales generally are relatively steady throughout the year. However, sales also reflect seasonal buying patterns for consumers of office products. In particular, the Company's sales of office products usually are higher than average during January, when many businesses begin operating under new annual budgets and release previously deferred purchase orders. Janitorial and breakroom supplies sales are somewhat higher in the summer months. Industrial supplies sales are somewhat higher in summer months as well.

Employees

As of February 23, 2009, United employed approximately 5,800 people.

Management believes it has good relations with its associates. Approximately 600 of the shipping, warehouse and maintenance associates at certain of the Company's Baltimore, Los Angeles and New Jersey facilities are covered by collective bargaining agreements. In 2008, United successfully renegotiated the bargaining agreements with associates in the Los Angeles and New Jersey facilities. The bargaining agreement in the Baltimore facility is scheduled to expire in 2009. The Company has not experienced any work stoppages during the past five years.

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

The customers that United serves are affected by changes in economic conditions outside the Company's control, including national, regional and local slowdowns in general economic activity and job markets. Demand for the products and services the Company offers, particularly in office products, is affected by the number of white collar and other workers employed by the businesses United's customers serve. An interruption of growth in these markets or a general economic downturn, together with the negative effect this has on the number of workers employed, may adversely affect United's business, financial condition and results of operations.

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

United's top five customers accounted for approximately 23% of the Company's 2008 net sales. The loss of one or more key customers, changes in the sales mix or sales volume to key customers, a significant downturn in the business or financial condition of any of them or the failure of any of them to timely pay all amounts due United could significantly reduce United's sales and profitability.

United's financial condition and results of operation depend on the availability of financing sources to meet its business needs.

The Company depends on various external financing sources to fund its operating, investing, and financing activities. The Company's financing agreements include covenants of the Company to maintain certain financial ratios and comply with other obligations. If the Company violates a covenant or otherwise defaults on its obligations under a financing agreement, the Company's lenders may refuse to extend additional credit, demand repayment of outstanding indebtedness and terminate the financing agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General" included below under Item 7.

One of the Company's external financing sources is a receivables securitization program that is dependent on back-up liquidity facilities that must be renewed annually. The Company's other primary external financing sources terminate or mature in three to five years. If the Company defaults on its obligations under a financing agreement or is unable to obtain or renew financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

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

Sales to independent office product dealers account for a significant portion of United's net sales. Independent dealers compete with national retailers that have substantially greater financial resources and technical and marketing capabilities. Over the years, several of the Company's independent dealer customers have been acquired by national retailers. If United's customer base of independent dealers declines, the Company's business and results of operations may be adversely affected.

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

United believes its ability to offer a combination of well-known brand name products, competitively-priced private brand products and support services is an important factor in attracting and retaining customers. The Company's ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from manufacturers or other suppliers. United's agreements with its suppliers are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of products or services from key suppliers at competitive prices could cause the Company's revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond United's control. Disruptions in United's supply chain could result in a decrease in revenues and profitability.

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

United is focusing on increasing its sales of private brand products. These products can present unique inventory challenges. United sources many of its private brand products overseas, resulting in longer order-lead times than for comparable products sourced domestically. These longer lead-times make it more difficult to forecast demand accurately and require larger inventory investments to support high service levels. In addition, United generally does not have the right to return excess inventory of private brand products to the manufacturers.

The replacement of legacy systems with new information technology systems better equipped to support the Company's business could disrupt United's business and result in increased costs and decreased revenues.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders and coordinating sales and marketing activities. Many of the Company's software applications are legacy systems, including order entry, order processing, pricing, billing, returns and credits, financial, and inventory receiving and control. The Company is building and implementing new applications to replace some of the legacy systems and to provide new services to customers. Interruptions in the proper functioning of the Company's information systems or delays in implementing new systems could disrupt United's business and result in increased costs and decreased revenue. A significant disruption or failure of the Company's existing information technology systems or in the Company's development and implementation of new systems could put it at a competitive disadvantage and could adversely affect its results of operations.

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

ITEM 1B.    UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.    PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's debt agreements (see the information under the caption "Liquidity and Capital Resources" included below under Item 7). As of December 31, 2008, these properties consisted of the following:

Offices.    The Company leases approximately 205,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally the Company owns 49,000 square feet of office space in Orchard Park, New York and leases 5,300 square feet of office space in Tulsa, Oklahoma and 20,000 square feet in Muskogee, Oklahoma. The Company also leases approximately 22,000 square feet of office space in Harahan, Louisiana. In May 2008, the Company sold its former corporate headquarters in Des Plaines, Illinois.

Distribution Centers.    The Company utilizes 67 distribution centers totaling approximately 12.7 million square feet of warehouse space. Of the 12.7 million square feet of distribution center space, 2.0 million square feet is owned and 10.7 million square feet is leased. The Company opened a new facility in Orlando, Florida during the second quarter of 2008.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT (as of February 20, 2009)

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 59, President and Chief Executive Officer	Richard W. Gochnauer became the Company's President and Chief Executive Officer in December 2002, after joining the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined the Company, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately-held food company that manufactures and distributes food and paper products.
S. David Bent 48, Senior Vice President and Chief Information Officer

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

Ronald C. Berg 49, Senior Vice President, Inventory Management

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

Name, Age and Position with the Company	Business Experience
Eric A. Blanchard 52, Senior Vice President, General Counsel and Secretary

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

Patrick T. Collins 48, Senior Vice President, Sales and Marketing

Patrick T. Collins was appointed to the position of Senior Vice President, Sales and Marketing, in April 2008. Prior to this appointment, he held the position of Senior Vice President, Sales since joining the Company in October 2004. Prior to joining the Company, Mr. Collins was employed by Ingram Micro, a global technology distribution company, from January 2000 through August 2004, in various senior sales and marketing roles, serving most recently as its Senior Group Vice President of Sales and Marketing. In that capacity, Mr. Collins had operating responsibility for sales, marketing, purchasing and supplier relations for Ingram Micro's North American division. Prior to joining Ingram Micro in early 2000, Mr. Collins was with the Frito-Lay division of PepsiCo, Inc., a global food and beverage consumer products company, for nearly 15 years, where he held various accounting, planning, sales and general management positions.

Timothy P. Connolly 45, Senior Vice President, Operations

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

James K. Fahey 58, Senior Vice President, Merchandising

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

Name, Age and Position with the Company	Business Experience
Jeffrey G. Howard 53, Senior Vice President, National Accounts and Channel Management

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

Robert J. Kelderhouse 53, Vice President, Treasurer

Robert J. Kelderhouse was elected and approved as Vice President, Treasurer of the Company at the Board of Directors meeting on March 4, 2008. Mr. Kelderhouse joined the Company as a full time employee in February, 2008 and had served in a consulting capacity since November, 2007. Prior to joining the Company, Mr. Kelderhouse spent six years with R.R. Donnelley & Sons Company and one of its acquired companies, Wallace Computer Services, Inc. He served as Senior Vice President and Treasurer of R.R. Donnelley from February, 2004 through March, 2006 and as Vice President and Treasurer of Wallace Computer Services, Inc. from May, 1999 through May, 2003. Prior to joining Wallace, Mr. Kelderhouse held numerous financial and treasury management positions throughout a sixteen year career at Heller International Corporation, a global commercial finance company. His last position at Heller was as Senior Vice President, Finance and Capital Markets for the Sales Finance Group.

Barbara J. Kennedy 42, Senior Vice President, Human Resources

Barbara J. Kennedy has been United Stationers' Senior Vice President, Human Resources since August 2008. Before she joined the Company, Ms. Kennedy held various human resources management positions, serving most recently as Executive Vice President, Human Resources, Safety, Recruiting and Driver Services for Swift Transportation. Prior to joining Swift, she served as Vice President, Human Resources at Barr-Nunn Transportation.

Kenneth M. Nickel 41, Vice President, Controller and Chief Accounting Officer

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

Name, Age and Position with the Company	Business Experience
P. Cody Phipps 47, President, United Stationers Supply

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

Victoria J. Reich 51, Senior Vice President and Chief Financial Officer

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

Stephen A. Schultz 42, Group President, Lagasse and ORS Nasco

Stephen A. Schultz was appointed to the position of Group President, Lagasse and ORS Nasco in September 2008. Prior to this appointment, he held the position of President, Lagasse, Inc., a wholly owned subsidiary of USSC, from August 2001. In October 2003, he assumed the additional position of Senior Vice President, Category Management-Janitorial/Sanitation, of the Company. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development, and became a Senior Vice President of Lagasse in late 2000. Before joining Lagasse, he served for nearly 10 years in various executive sales and marketing roles for Hospital Specialty Company, a manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI's common stock is quoted through the NASDAQ Global Select Market ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for USI's common stock as reported by NASDAQ:

	High	Low
2008
First Quarter	$57.14	$43.01
Second Quarter	49.91	36.56
Third Quarter	52.01	34.20
Fourth Quarter	47.42	28.39
2007
First Quarter	$60.21	$46.15
Second Quarter	68.20	59.52
Third Quarter	70.82	52.36
Fourth Quarter	60.47	45.79

On February 24, 2009, the closing sale price of Company's common stock as reported by NASDAQ was $22.90 per share. On February 24, 2009, there were approximately 784 holders of record of common stock. A greater number of holders of USI common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph compares the performance of the Company's common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line's Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2003 in the Company's common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

	2003	2004	2005	2006	2007	2008
United Stationers (USTR)	$100.00	$112.90	$118.52	$114.10	$112.93	$81.84
NASDAQ (U.S. Companies)	$100.00	$108.84	$111.16	$122.11	$132.42	$63.80
Value Line Office Equipment	$100.00	$117.40	$116.55	$149.64	$117.21	$83.26

Common Stock Repurchases

As of December 31, 2008, the Company had $100.9 million under share repurchase authorizations from its Board of Directors. During 2008, the Company repurchased 1.2 million shares of common stock at an aggregate cost of $67.5 million.

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

There were no purchases of the Company's common stock during the fourth quarter of 2008.

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

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2004 through 2008 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, reclassifications of discontinued operations and certain other reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,(1)
	2008	2007	2006(2)	2005	2004(3)
Income Statement Data:
Net sales	$4,986,878	$4,646,399	$4,546,914	$4,279,089	$3,838,701
Cost of goods sold	4,246,199	3,939,684	3,792,833	3,637,065	3,254,169

Gross profit	740,679	706,715	754,081	642,024	584,532
Operating expenses:
Warehousing, marketing and administrative expenses	548,222	502,810	516,234	471,193	422,595
Restructuring charge (reversal), net(4)	—	1,378	1,941	(1,331)	—

Total operating expenses	548,222	504,188	518,175	469,862	422,595

Operating Income	192,457	202,527	235,906	172,162	161,937
Interest expense	(28,563)	(13,109)	(8,276)	(3,050)	(3,324)
Interest income	1,048	1,197	970	342	362
Other expense, net(5)	(8,079)	(14,595)	(12,786)	(7,035)	(3,488)

Income from continuing operations before income taxes	156,863	176,020	215,814	162,419	155,487
Income tax expense	58,449	68,825	80,510	60,949	57,523

Income from continuing operations	98,414	107,195	135,304	101,470	97,964
Loss from discontinued operations, net of tax	—	—	(3,091)	(3,969)	(7,993)

Net income	$98,414	$107,195	$132,213	$97,501	$89,971

Net income per share—basic:
Income from continuing operations	$4.17	$3.92	$4.37	$3.08	$2.93
Loss from discontinued operations, net of tax	—	—	(0.10)	(0.12)	(0.24)

Net income per common share—basic	$4.17	$3.92	$4.27	$2.96	$2.69

Net income per share—diluted:
Income from continuing operations	$4.13	$3.83	$4.31	$3.02	$2.88
Loss from discontinued operations, net of tax	—	—	(0.10)	(0.12)	(0.23)

Net income per common share—diluted	$4.13	$3.83	$4.21	$2.90	$2.65

Cash dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital(6)	$807,631	$543,258	$551,556	$421,005	$545,552
Total assets(6)	1,881,516	1,765,555	1,560,355	1,550,545	1,419,756
Total debt(7)	663,100	451,000	117,300	21,000	18,000
Total stockholders' equity	565,638	574,254	800,940	768,512	737,071
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(129,305)	$218,054	$13,994	$236,067	$50,701
Net cash used in investing activities	(28,366)	(197,898)	(18,624)	(171,748)	(13,378)
Net cash provided by (used in) financing activities	146,430	(13,188)	2,198	(62,680)	(32,032)

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified capitalized software costs from "Other Assets" to "Property, Plant and Equipment" beginning in the first quarter of 2006, with prior periods updated to conform to this presentation. For the years ended December 31, 2005 and 2004, $17.0 million and $3.7 million, respectively, in operating cash outflows were reclassified as cash outflows from investing activities. The reclassification of capitalized software also resulted in a reclassification from "Other Assets" to "Property, Plant and Equipment" for 2005 of $17.0 million. Additionally, the Company reclassified certain offsets to "Accrued Liabilities" related to merchandise return reserves to "Inventory". This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. For the years ended December 31, 2006, 2005, and 2004, $7.0 million, $8.3 million, and $6.6 million , respectively, were reclassified to "Inventory" out of "Accrued Liabilities" with corresponding changes made to the Statement of Cash Flows within "Cash Flows From Operating Activities".

(2)
In 2006, the Company recorded $60.6 million, or $1.21 per diluted share in favorable benefits from the Company's product content syndication program and certain marketing program changes.

(3)
During 2004, the Company recorded a pre-tax write-off of approximately $13.2 million in supplier allowances, customer rebates and trade receivables, inventory and other items associated with the Company's Canadian Division.

(4)
Reflects restructuring charge in the following years: 2007—$1.4 million charge for the 2006 Workforce Reduction Program. 2006—$6.0 million charge for the 2006 Workforce Reduction Program, partially offset by a $4.1 million reversal of previously established restructuring reserves. 2005—$1.3 million reversal of previously established restructuring reserves. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

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

(6)
In accordance with Generally Accepted Accounting Principles ("GAAP"), total assets exclude $23.0 million in 2008, $248.0 million in 2007, $225.0 million in 2006 and 2005, and $118.5 million in 2004 of certain trade accounts receivable sold through the Company's Receivables Securitization Program. For further information on the Company's Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Receivables Securitization Program" under Item 7 of this Annual Report.

(7)
Total debt includes current maturities.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as "expects", "anticipates", "estimates", "intends", "plans", "believes", "seeks", "will", "is likely", "scheduled", "positioned to", "continue", "forecast", "predicting", "projection", "potential" or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management's current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth above under the heading "Risk Factors."

Readers should not place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with both the information at the end of Item 6 of this Annual Report on Form 10-K appearing under the caption, "Forward Looking Information", and the Company's Consolidated Financial Statements and related notes contained in Item 8 of this Annual Report.

Overview and Recent Results

The Company is North America's largest broad line wholesale distributor of business products, with 2008 net sales of nearly $5.0 billion. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end consumers.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

  •
  During the fourth quarter of 2008, the recession and related economic conditions contributed to a decline in sales, particularly in the office products division. While it is uncertain how long the current economic downturn will last, the Company expects the market to remain difficult in 2009. Sales year-to-date are trending down in the high single digits compared with the same period last year.

  •
  The Company has set an objective to reduce costs as quickly as possible to align them with lower sales. As a result of the workforce reduction announced January 27, 2009, the Company expects to incur a charge of approximately $3.0 million in the first quarter. The Company has also taken other aggressive steps to manage costs. These include the elimination of vacant positions and those filled by outside contractors, reducing the use of temporary workers and overtime and reducing staff needs due to increased productivity as a result of various strategic initiatives. The Company also expects to lower or avoid cost increases by increasing the use of voluntary time off without pay, eliminating merit increases and incentive pay for senior managers and all officers, reducing merit increases and incentive pay for all other associates and freezing pension service benefits for non-union employees effective March 1, 2009.

  •
  On December 21, 2007, the Company completed the acquisition of ORS Nasco, a pure wholesale distributor of industrial supplies. ORS Nasco sales for 2008 were $307 million and earnings per diluted share for the year included a $0.23 per share contribution from ORS Nasco. This exceeded the Company's targeted full year 15 - 20 cents of earnings per share accretion in 2008 for ORS Nasco.

  •
  On September 2, 2008, the Company completed the acquisition of certain assets and liabilities of Emco Distribution LLC's New Jersey business. The $15 million purchase price was funded under the Company's credit agreement.

  •
  Total Company sales for 2008 grew 7.3% to nearly $5.0 billion. Adjusted for one more sales day in 2008, sales were up 6.9% over 2007. Continued strong growth was seen in janitorial and breakroom supplies with relatively flat sales in traditional office products. These improvements were partially offset by declines in the technology and furniture categories. The 2008 results include ORS Nasco which contributed approximately 6.5% to the growth in 2008.

  •
  Gross margin as a percent of sales for 2008 was 14.9% versus 15.2% in 2007. The gross margin rate in 2008 was negatively impacted by declines of 45 basis points due to reduced supplier allowances and purchase discounts, 40 basis points from a lower pricing margin and 5 basis points due to increased occupancy costs. These items were partially offset by a 20 basis point contribution from the addition of ORS Nasco and 40 basis points related to the effects of higher product cost inflation.

  •
  Operating expenses as a percent of sales for the year were 11.0% compared to 10.9% in 2007. The increase from 2007 to 2008 is due to an increase in bad debt expense for the year or 24 basis points as a percent of sales.

  •
  Operating cash flows for the year were a use of $129.3 million versus a source of $218.1 million in 2007. Adjusted to exclude the effects of accounts receivable sold under the Receivables Securitization Program, the Company's operating cash flows declined to a source of $95.7 million in 2008 from $195.1 million in 2007. This decline represents lower net income and an unusually unfavorable balance of inventories and payables due to the timing of investment buy purchases in the fourth quarter of 2008. Operating cash flows in 2007 were favorably impacted by the liquidation of a high year-end 2006 working capital balance.

  •
  During 2008, the Company acquired approximately 1.2 million shares of common stock for $67.5 million under its publicly announced share repurchase programs. As of February 23, 2009, the Company had approximately $100.9 million remaining of its existing share repurchase authorizations from the Board of Directors.

Acquisition of Emco Distribution LLC

On September 2, 2008, the Company closed the asset acquisition of Emco Distribution LLC's New Jersey business, including certain liabilities. The payment of the base purchase price of $15.1 million and transaction costs of $0.1 million were funded under the Company's credit agreement. The purchase resulted in goodwill and intangible assets of $2.4 million and $3.7 million, respectively. The purchase included $0.7 million of intangible assets with indefinite lives and $3.0 million of amortizable intangibles. Amortization expense associated with the intangible assets is expected to be approximately $0.3 million per year for 10 years. Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company's subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment, and other adjusting items. The purchase price was also subject to certain post-closing adjustments of which approximately $0.4 million was adjusted downward based on the subsequently negotiated working capital calculations in the second quarter of 2008. In total, the purchase price, net of cash acquired, was $180.2 million, including $0.5 million in transaction costs. The acquisition allowed the Company to diversify its product offering and provided an entry into the wholesale industrial supplies market. The purchase price was financed through the addition of a $200 million term loan under the Company's credit agreement.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the purchase price allocation, the purchase price of $180.2 million, net of cash received, has resulted in goodwill and intangible assets of $86.4 million and $44.9 million, respectively. The purchase included $12.3 million of intangible assets related to trademarks and trade names that have indefinite lives while the remaining $32.6 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements. Neither the goodwill nor the intangible assets are expected to generate a tax deduction. For financial accounting purposes, the amortizable intangible assets are treated as a temporary difference for which a deferred tax liability of $12.2 million was recorded through purchase accounting. In addition, a deferred tax liability of $4.6 million was recorded for intangible assets with indefinite lives. The amortization expense related to the intangible assets is treated as the reversal of the temporary difference which has no impact on the effective tax rate. The weighted average useful life of amortizable intangibles is expected to be approximately 13 years. The Company recorded amortization expense of $2.1 million in 2008.

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

In 2008, approximately 17% of the Company's estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 83% of the Company's estimated supplier allowances and incentives in 2008 were variable, based on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (primarily because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach supplier allowance goals.

The Company transitioned to a calendar year program with its 2006 Supplier Allowance Program for product content syndication. This change altered the year-over-year timing on recognizing related income, which resulted in a positive impact to gross margin of $41.6 million during 2006.

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

During 2006, the Company changed the timing of certain marketing programs impacting catalog charges and related customer rebates, which resulted in a favorable impact to gross margin of $19.0 million.

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

  Valuation of Accounts Receivable

To determine an estimate for an allowance for doubtful accounts, the Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process. First, management reviews specific customer accounts receivable balances and specific customer circumstances to determine whether a further allowance is necessary. As part of this specific-customer analysis, management considers items such as account agings, bankruptcy filings, litigation, government investigations, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances. Second, a set of general allowance percentages are applied to accounts receivable generated as a result of sales. These percentages are based on historical trends for non-specific customer write-offs. Periodically, management reviews these allowance percentages, adjusting for current information and trends.

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

  Inventories

Inventory constituting approximately 81% of total inventory as of both December 31, 2008 and 2007, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $84.7 million and $60.4 million higher than reported as of December 31, 2008 and December 31, 2007, respectively. The increase in the LIFO reserve, which increased cost of sales by $24.3 million, was partially offset by reduced cost of sales resulting from decrements in certain LIFO pools. During 2008, inventory quantities for the portion of inventory accounted for under the LIFO accounting method were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The effect of these liquidations decreased cost of sales by approximately $5.4 million, which is included in the $24.3 million referenced above.

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

All derivatives are recognized on the balance sheet date at their fair value. All derivatives in a net receivable position are included in "Other assets", and those in a net liability position are included in "Other long-term liabilities". The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 133 as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with SFAS No. 133. At this time, this has not occurred as all cash flow hedges contain no ineffectiveness. See Note 20, "Derivative Financial Instruments", for further detail.

  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities.

The current and deferred tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48"), the tax effects from uncertain tax positions are recognized in the Consolidated Financial Statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The Company also accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

  Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires using certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2008 was $5.6 million, compared to $7.4 million in 2007 and $8.8 million in 2006. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2008 of approximately $2.7 million and increased the year-end projected benefit obligation by $20.7 million.

Costs associated with the Company's postretirement health benefits plan were $0.1 million for each year ended 2008, 2007 and 2006. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2008 of approximately $0.1 million and increased the year-end accumulated postretirement benefit obligation by $0.6 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap of 3% provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Pension plan assumptions:
Assumed discount rate	6.25%	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.25%	6.00%	6.00%

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

The Company expects to freeze pension service benefits for employees not covered by collective bargaining agreements. This action has been approved and is expected to be effective March 1, 2009.

Results for the Years Ended December 31, 2008, 2007 and 2006

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2008	2007	2006
Net sales	100.00%	100.00%	100.00%
Cost of goods sold	85.15	84.79	83.42

Gross margin	14.85	15.21	16.58
Operating expenses:
Warehousing, marketing and administrative expenses	10.99	10.82	11.35
Restructuring and other charges, net	—	0.03	0.04

Total operating expenses	10.99	10.85	11.39

Operating income	3.86	4.36	5.19
Interest expense, net	0.55	0.26	0.16
Other expense, net	0.16	0.31	0.28

Income from continuing operations before income taxes	3.15	3.79	4.75
Income tax expense	1.18	1.48	1.77

Income from continuing operations	1.97	2.31	2.98
Loss from discontinued operations, net of tax	—	—	(0.07)

Net income	1.97%	2.31%	2.91%

The above table includes all items that are separately itemized in the tables below for 2008 and 2007. Operating expenses for 2006 were also impacted by a charge related to a $6.0 million restructuring charge reflecting the 2006 Workforce Reduction Program, a $6.7 million charge related to the write-off of the Company's internal systems initiative, and a $4.1 million reversal of a prior-period restructuring charge.

Adjusted Operating Income and Diluted Earnings Per Share

The following table presents Adjusted Operating Income and Diluted Earnings Per Share for the years ended December 31, 2008 and 2007 (in millions, except per share data). The table shows Adjusted Operating Income and Diluted Earnings per Share excluding the effects of the gains on sale of buildings in 2008, an asset impairment charge in 2008, and a restructuring charge in 2007 (see "Comparison of Results for the Years Ended December 31, 2008 and 2007" below for more detail). Generally Accepted Accounting Principles require that the effects of these items be included in the Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2008		2007
	Amount	% to Net Sales	Amount	% to Net Sales
Sales	$4,986.9	100.00%	$4,646.4	100.00%

Gross profit	$740.7	14.85%	$706.7	15.21%

Operating expenses	$548.2	10.99%	$504.2	10.85%
Gain on the sale of distribution centers	5.1	0.10%	—	—
Gain on sale of former corporate headquarter	4.7	0.09%	—	—
Asset impairment charge	(6.7)	-0.13%	—	—
Restructuring charge	—	—	(1.4)	-0.03%

Adjusted operating expenses	$551.3	11.05%	$502.8	10.82%

Operating income	$192.5	3.86%	$202.5	4.36%
Operating expense items noted above	(3.1)	-0.06%	1.4	0.03%

Adjusted operating income	$189.4	3.80%	$203.9	4.39%

Net income per share—diluted	$4.13		$3.83
Per share operating expense items noted above	(0.08)		0.03

Adjusted net income per share—diluted	$4.05		$3.86

Adjusted net income per diluted share growth rate over the prior year period	5%
Weighted average number of common shares—diluted	23,847		27,976

Comparison of Results for the Years Ended December 31, 2008 and 2007

Net Sales.    Net sales for the year ended December 31, 2008 were approximately $5.0 billion, up 7.3%, compared with $4.6 billion in 2007. The twelve-month period ended December 31, 2008 had one more selling day compared with the same period of 2007. Adjusted for this change in workdays, sales grew 6.9%. The following table shows net sales by product category for 2008 and 2007 (in millions):

	Years Ended December 31,
	2008	2007(1)
Technology products	$1,679	$1,729
Traditional office products (including cut-sheet paper)	1,349	1,340
Janitorial and breakroom supplies	1,053	925
Office furniture	505	569
Industrial supplies	307	3
Freight revenue	86	77
Other	8	3

Total net sales	$4,987	$4,646

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to changes between the "Traditional office products" and "Office furniture" product categories presentation and did not impact the Consolidated Statements of Income.

Sales in the technology products category declined 3.3%, after adjusting for selling days, in 2008 compared to 2007. This category continues to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 34% for 2008. Competitive pressures, reduced discretionary spending and the weak economy all negatively impacted sales in this category. The Company's continued focus on margin management also has led to declines in this area of the business.

Sales of traditional office products in 2008 grew less than 1% per selling day versus 2007. Traditional office supplies represented approximately 27% of the Company's consolidated net sales for 2008. The growth in this category was primarily driven by higher cut-sheet paper sales which typically earns a lower margin than other traditional office products sales which declined for the year.

Sales growth in the janitorial and breakroom supplies category remained strong, rising approximately 13% in 2008, adjusted for the additional sales day, as compared to 2007. This category accounted for nearly 21% of the Company's 2008 consolidated net sales. Growth in this category was primarily due to continued success in the Company's "office-jan" program to grow sales of janitorial and breakroom supplies to traditional office products resellers, ongoing efforts to convert direct sales to wholesale, and national account business which began late in 2007.

Office furniture sales in 2008 were down 11.6%, after adjusting for selling days, compared to 2007. Office furniture accounted for approximately 10% of the Company's 2008 consolidated net sales. This category, which typically has higher margins, has seen the harshest impact from the recession as consumers put off high dollar discretionary purchases of furniture.

Sales of industrial supplies accounted for 6% of the Company's net sales in 2008. ORS Nasco sales of such products contributed approximately 6.5% to the Company's overall annual sales growth.

The remaining 2% of the Company's consolidated net sales came from freight and advertising revenue.

Gross Profit and Gross Margin Rate.    Gross profit (gross margin dollars) for 2008 was $740.7 million, compared to $706.7 million in 2007. The gross margin rate (gross profit as a percentage of net sales) for 2008 was 14.9%, as compared to 15.2% for 2007. Lower supplier allowances and purchase discounts, which resulted from the impact of lower sales volume, mix and inventory reductions, negatively impacted the gross margin rate by approximately 45 basis points. The effects of this lower margin sales mix across and within product categories also negatively impacted pricing margin by 40 basis points. The Company also experienced some increased of occupancy costs throughout the year which negatively impacted the gross margin rate by 5 basis points. These items were partially offset by the 20 basis point contribution of ORS Nasco to the gross margin rate and the 40 basis point favorable impact of product cost inflation and selective investment buys in advance of these price increases.

Operating Expenses.    Operating expenses for 2008 totaled $548.2 million, or 11.0% of net sales, compared with $504.2 million, or 10.9% of net sales in 2007. Operating expenses in 2008 included $5.1 million related to the gains on the sale of two distribution centers, $4.7 million related to the gain on the sale of the Company's former corporate headquarters, and an asset impairment charge of $6.7 million related to capitalized software development costs. Operating expenses in 2007 include a $1.4 million restructuring charge related to finalizing the 2006 Workforce Reduction Program. ORS Nasco operating expenses for 2008 were $37.5 million and $0.8 million in 2007. Excluding ORS Nasco and the items mentioned above, operating expenses in 2008 and 2007 were 11.0% and 10.8%, respectively, of net sales. The primary cause for the increase was higher bad debt expense of 24 basis points, as the Company increased its reserves for doubtful accounts due to the weak economic environment. Also the Company's incremental strategic investments added 7 basis points to the operating expenses ratio. These increases were partially offset by lower management bonuses of 9 basis points and lower depreciation expense of 7 basis points. Cost containment actions in 2008 also helped offset general inflationary cost increases.

Interest Expense, net.    Net interest expense for 2008 was $27.5 million, compared with $11.9 million in 2007. The increase in interest expense in 2008 was attributable to higher average outstanding debt in 2008 resulting primarily from the $200 million Term Loan entered into in December 2007, the $135 million Note Purchase Agreement entered into in October 2007 and an increase in the average outstanding balance of the revolving credit facility resulting from the reduction in the average outstanding amount borrowed under the Receivable Securitization Program. The impact of these increased borrowings on interest expense was partially offset by lower average rates.

Other Expense, net.    Other Expense for 2008 was $8.1 million, compared with $14.6 million in 2007. Net Other Expense for 2008 and 2007 primarily reflected costs associated with the sale of certain trade accounts receivable through the Receivables Securitization Program. The 2008 decline was due primarily to reduced average borrowings under the Receivables Securitization Program.

Income Taxes.    Income tax expense was $58.4 million in 2008, compared with $68.8 million in 2007. The Company's effective tax rate was 37.3% in 2008, compared to 39.1% in 2007. This effective tax rate decrease primarily related to lower income tax contingencies and the mix of income between jurisdictions and legal entities.

Net Income.    Net income for 2008 totaled $98.4 million, or $4.13 per diluted share, compared with net income of $107.2 million, or $3.83 per diluted share for 2007. Adjusting for the impact of the $9.8 million pre-tax gains on the sale of two distribution centers and the Company's former corporate headquarters, and a pre-tax asset impairment charge of $6.7 million related to capitalized software development costs, 2008 diluted earning per share were $4.05 per share versus $3.86 per share after adjusting 2007 by $1.4 million (pre-tax) related to finalizing the 2006 Workforce Reduction Program.

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

	Years Ended December 31,
	2007	2006
Technology products	$1,729	$1,767
Traditional office products (including cut-sheet paper)	1,340	1,300
Janitorial and breakroom supplies	925	849
Office furniture	569	551
Industrial supplies	3	—
Freight revenue	77	70
Other	3	10

Total net sales	$4,646	$4,547

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to changes between the "Traditional office products" and "Office furniture" product categories presentation and did not impact the Consolidated Statements of Income.

Sales in the technology products category declined 2.2% in 2007 compared to 2006. This category continues to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 37% for 2007. Competitive pressures and continued focus on margin management have led to declines in this area of the business.

Sales of traditional office products in 2007 grew approximately 3% versus 2006. Traditional office supplies represented approximately 29% of the Company's consolidated net sales for 2007. The growth in this category was primarily driven by higher cut-sheet paper sales as well as growth in new emerging channels.

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

Office furniture sales in 2007 were up approximately 3% compared to 2006. Office furniture accounted for approximately 12% of the Company's 2007 consolidated net sales.

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

Income Taxes.    Income tax expense was $68.8 million in 2007, compared with $80.5 million in 2006. The Company's effective tax rate was 39.1% in 2007, compared to 37.3% in 2006. This effective tax rate increase primarily relates to higher income tax contingencies and the mix of income between jurisdictions and legal entities.

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

The Company's outstanding debt under GAAP, together with funds generated from the sale of accounts receivable under the Company's off-balance sheet Receivables Securitization Program (as defined below), consisted of the following amounts (in thousands):

	As of December 31, 2008	As of December 31, 2007
2007 Credit Agreement—Revolving Credit Facility	$321,300	$109,200
2007 Credit Agreement—Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800

Debt under GAAP	663,100	451,000
Accounts receivable sold(1)	23,000	248,000

Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	686,100	699,000
Stockholders' equity	565,638	574,254

Total capitalization	$1,251,738	$1,273,254

Adjusted debt-to-total capitalization ratio	54.8%	54.9%

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

In accordance with GAAP, total debt outstanding at December 31, 2008 increased by $212.1 million to $663.1 million from the balance at December 31, 2007. This resulted from an increase in borrowings under the 2007 Credit Agreement with the $200 million Term Loan and the $135 million private placement. Adjusted debt as of December 31, 2008 declined by $12.9 million from the balance at December 31, 2007 as a result of a $225.0 million decline in the amount sold under the Company's Receivables Securitization Program and the increase of $212.1 million in debt previously described.

At December 31, 2008, the Company's adjusted debt-to-total capitalization ratio was 54.8%, compared to 54.9% at December 31, 2007.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2008, is summarized below (in millions):

Availability
Maximum financing available under:
2007 Credit Agreement—Revolving Credit Facility	$425.0
2007 Credit Agreement—Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program(1)	230.0
Industrial Development Bond	6.8

Maximum financing available		$996.8
Amounts utilized:
2007 Credit Agreement—Revolving Credit Facility	321.3
2007 Credit Agreement—Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program	23.0
Outstanding letters of credit	19.5
Industrial Development Bond	6.8

Total financing utilized		705.6

Available financing, before restrictions		291.2
Restrictive covenant limitation		103.1

Available financing as of December 31, 2008		$188.1

(1)
The Receivables Securitization Program provides for maximum funding available of the lesser of $250 million or an amount based on eligible receivables, excess concentrations, and requried reserves.

Restrictive covenants, most notably the leverage ratio covenant under the 2007 Credit Agreement and the 2007 Master Note Purchase Agreement (both as defined in Note 9 of the Consolidated Financial Statements) may separately limit total available financing at points in time, as further discussed below. As of December 31, 2008, the leverage ratio covenant in the 2007 Credit Agreement restricted the Company's ability to borrow the full available funding from debt and the sale of accounts receivable (as shown above).

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2008 (in thousands):

	Payment due by period
Contractual obligations	2009	2010 & 2011	2012 & 2013	Thereafter	Total
Long-term debt	$—	$6,800	$521,300	$135,000	$663,100
Fixed interest payments on long-term debt(1)	19,427	38,854	13,821	—	72,102
Operating leases	51,816	86,742	58,298	70,476	267,332
Purchase obligations	790	1,049	25	—	1,864

Total contractual cash obligations	$72,033	$133,445	$593,444	$205,476	$1,004,398

(1)
The Company has entered into several interest rate swap transactions on a portion of its long-term debt. The fixed interest payments noted in the table are based on the notional amounts and fixed rates inherent in the swap transactions and related debt instruments. For more detail see Note 20, "Derivative Financial Instruments", in the Notes to the Consolidated Financial Statements. In addition, as of December 31, 2008 the Company has $251.1 million of long-term debt and financing from the sale of accounts receivable that is based on variable market rates not subject to the Company's interest rate swap transactions. The projected interest payments on this portion of the Company's long-term debt is not included in this table. See Note 9, "Long-Term Debt" for further detail.

At December 31, 2008, the Company had a liability for unrecognized tax benefits of $8.0 million as discussed in Note 15, "Income Taxes", and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

  Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the "2007 Credit Agreement"). The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million. Interest on both the Revolving Credit Facility and the Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company's debt to EBITDA ratio (or "Leverage Ratio", as defined in the 2007 Credit Agreement). The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company's ability to incur additional debt. The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan.

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

On March 13, 2008, USSC entered into an interest rate swap transaction (the "March 2008 Swap Transaction") with U.S. Bank National Association as the counterparty. USSC entered into the March 2008 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $100 million of LIBOR based interest rate risk. Under the terms of the March 2008 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $100 million at a fixed rate of 3.212%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The March 2008 Swap Transaction had an effective date of March 31, 2008 and a termination date of June 29, 2012.

As of both December 31, 2008 and December 31, 2007, the Company had outstanding letters of credit under the 2007 Credit Agreement of $19.5 million.

At December 31, 2008 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.3 million in interest expense, on a pre-tax basis, and loss on the sale of certain accounts receivable, and ultimately upon cash flows from operations.

As of December 31, 2008, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

Refer to Note 9, "Long-Term Debt", for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Off-Balance Sheet Arrangements—Receivables Securitization Program

USSC maintains a third-party receivables securitization program (the "Receivables Securitization Program" or the "Program") that provides funding of up to $250 million. On November 10, 2006, the Company entered into an amendment to its revolving credit agreement, which, among other things, increased the permitted size of the Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement. During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million. Under the Receivables Securitization Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc., ORS Nasco and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Certain bank funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Program liquidity was renewed on March 21, 2008. The Program contains certain covenants and requirements, including criteria relating to the quality of receivables within the pool of receivables. If the covenants or requirements were compromised, funding from the Program could be restricted or suspended, or its costs could increase. In such a circumstance, or if the standby liquidity funding were not renewed, the Company could require replacement liquidity. As of December 31, 2008, the Company had sold $23 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the years ended December 31, 2008, 2007 and 2006 are summarized below (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net cash (used in) provided by operating activities	$(129,305)	$218,054	$13,994
Net cash used in investing activities	(28,366)	(197,898)	(18,624)
Net cash provided by (used in) financing activities	146,430	(13,188)	2,198

  Cash Flows From Operations

Net cash used by operating activities for the year ended December 31, 2008 totaled $129.3 million, compared with net cash provided by operating activities of $218.1 million in 2007. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), cash flows provided by operating activities were $95.7 million for 2008 and helped fund capital expenditures of $31.7 million and acquisitions of $14.9 million in 2008. This is compared to adjusted cash flows provided by operating activities of $195.1 million for 2007, which helped fund $18.7 million in capital expenditures.

Adjusted operating cash flows for 2008 were unfavorably impacted by unusually low accounts payable balances at December 31, 2008. Payables were at $341.1 million at December 31, 2008 down from $448.6 million at December 31, 2007 due to the timing of inventory purchases and investment buys. Partially offsetting this unfavorable change, inventories were down $34.7 million to $680.5 million at December 31, 2008 from $715.2 million at December 31, 2007. These two items combined accounted for approximately $125.6 million of the decline in adjusted operating cash flows compared to 2007. Operating cash flows were also negatively impacted by $35.3 million due to the timing of accrued liabilities and payments. These three unfavorable items totaling $160.9 million were partially offset by a reduction in accounts receivable of $65.8 million, after excluding the impact of accounts receivable sold.

Operating cash flows for the year ended December 31, 2007 totaled $218.1 million, compared with $14.0 million in 2006. Adjusted to exclude the impact of accounts receivable sold, cash flows provided by operating activities were $195.1 million in 2007 versus $14.0 million in 2006. The increase in operating cash flows can be attributed to working capital improvements in 2007 versus 2006, particularly in inventory and payables. Inventories were a $14.4 million source of cash for the year ended December 31, 2007 compared to a $7.4 million use of cash for 2006. Payables were a $42.7 million source of cash in 2007 compared to a $63.3 million use of cash in 2006. The remainder of the improvement in 2007 operating cash flows versus 2006 is due to a $50.9 million change in deferred credits (liability) resulting from the timing of the recognition and collection of fixed supplier funding.

The Company views accounts receivable sold through its Receivables Securitization Program (the "Program") to be a financing mechanism based on the following considerations and reasons:

  •
  The Program historically was the Company's preferred source of floating rate financing, primarily because it had generally carried a lower cost than other traditional borrowings;

  •
  The Program characteristics are similar to those of traditional debt, including being secured, having an interest component and being viewed as traditional debt by the Program's financial providers in determining capacity to support and service debt;

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the years ended December 31, 2008, 2007 and 2006 is provided below as an additional liquidity measure (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(129,305)	$218,054	$13,994
Excluding the change in accounts receivable sold	225,000	(23,000)	—

Net cash provided by operating activities excluding the effects of receivables sold	$95,695	$195,054	$13,994

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	$146,430	$(13,188)	$2,198
Including the change in accounts receivable sold	(225,000)	23,000	—

Net cash (used in) provided by financing activities including the effects of receivables sold	$(78,570)	$9,812	$2,198

  Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2008, 2007 and 2006 was $28.4 million, $197.9 million and $18.6 million, respectively. During 2008, the Company used cash for investing activities to acquire Emco Distribution LLC for $15.2 million. Capital spending for 2008 was $31.7 million which was used for various investments in information technology systems, technology hardware, and distribution center equipment including several facility projects. Proceeds from the sales of two distribution centers and the Company's former corporate headquarters were $18.2 million. During 2007, the Company used cash for investing activities to acquire ORS Nasco, for approximately $180.6 million, net of cash acquired (see "Acquisition of ORS Nasco Holding, Inc." above). Capital spending in 2007 was $18.7 million. During 2006, cash used in investing activities included $46.7 million in capital expenditures for IT systems, infrastructure and ongoing operations, partially offset by $14.8 million in proceeds primarily from the sale of the Company's Edison and Pennsauken facilities both located in New Jersey and $13.3 million in cash proceeds from the sale of the Company's Canadian Division. A final payment related to the sale of the Canadian Division was then received in 2007 for $1.3 million. The Company expects gross capital spending (before the impact of any sales proceeds) for 2009 to be in the range of $15 million to $20 million.

  Cash Flows From Financing Activities

The Company's cash flow from financing activities is largely dependent on levels of borrowing under the Company's credit agreements and the acquisition or issuance of treasury stock.

Net cash provided by financing activities for 2008 totaled $146.4 million, compared to a use of cash of $13.2 million in 2007. This favorable change is due to a decline in share repurchase activity of $315.8 million partially offset by a reduction in net borrowings from the revolving credit facility and other financing agreements of $121.6 million, a $26.9 million decline in net proceeds from the exercise of stock options, and a $9.4 million decline in proceeds from the excess tax benefits related to share-based compensation. Net cash used by financing activities for 2007 totaled $13.2 million, compared to a source of cash of $2.2 million in 2006. In 2007, the Company repurchased 6.5 million shares of its common stock at an aggregate cost of $383.3 million. In addition, for 2007 the Company's financing activities included the addition of a $135 million private placement note and a $200 million Term Loan, both previously described above. Net proceeds from stock option exercises were also $29.0 million in 2007. During 2006, the Company repurchased 2.6 million shares of its common stock at an aggregate cost of $124.7 million, offset by borrowings of $96.3 million under the Credit Agreement's Revolving Credit Facility and $26.2 million from the net proceeds of stock options exercised.

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

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers' price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company's customers. Conversely, when manufacturers' prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company's net sales, gross margins and net income. See the information under the heading "Comparison of Results for the Years Ended December 31, 2008 and 2007" in Part I, Item 7 of this Annual Report or Form 10-K for further analysis on these changes in prices in 2008.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. This adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP 157-2 on its financial position and its results of operations. See Note 21, "Fair Value Measurements", for information and related disclosures regarding the Company's fair value measurements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan's projected benefit obligation. Under SFAS No. 158, employers are also required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company adopted the required recognition provisions of SFAS No. 158 as of December 31, 2006, and the requirement to measure a plan's assets and obligations as of the balance sheet date as of January 1, 2008. See Note 12, "Pension Plans and Defined Contribution Plan", for more information regarding the adoption of the measurement date provisions of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which permits all entities to choose to measure eligible financial instruments at fair value at specific election dates. SFAS No. 159 requires companies to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. SFAS No. 159 was effective for the Company as of January 1, 2008. However, the Company does not currently have any instruments that it has elected to measure at fair value. As a result, the adoption of SFAS No. 159 did not impact the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"), which is a revision to SFAS No. 141, Business Combinations, originally issued in June 2001. The revised statement retains the fundamental requirements of SFAS No. 141 but also defines the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of SFAS No. 141(R) are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions noted in the Statement. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date. Finally, the new Statement makes a number of other significant amendments to other Statements and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requiring the expensing of transaction costs directly related to an acquisition. This new Statement is effective for acquisitions on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial position and/or its results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity's derivative and hedging activities. Specifically, SFAS No. 161 requires further disclosure on the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. In order to meet these requirements, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. This Statement is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial position and/or its results of operations.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Disclosures will be required to provide information that will enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The FSP is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of the impact of this FSP on its Consolidated Financial Statements.

In June 2008, the FASB issued Emerging Issue Task Force ("EITF") Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thus impacting the calculation of earnings per share. If a share-based payment is determined to be a participating security, then the two-class method of calculating earnings per share may be required. This EITF is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of the impact of this EITF on its Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at December 31, 2008 of $663.1 million, $23.0 million of receivables sold under the Receivables Securitization Program and the Company's $327.9 million retained interest in the trust.

As of December 31, 2008, 100% of the Company's outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the LIBOR or the applicable commercial paper rates related to the Receivables Securitization Program. While the Company does have $663.1 million of outstanding debt with interest based on variable market rates at December 31, 2008, the Company has hedged $435.0 million of this debt with three separate fixed interest rate swaps see Note 2, "Summary of Significant Accounting Policies", and Note 20, "Derivative Financial Instruments", to the Consolidated Financial Statements. As of December 31, 2008, the overall weighted average effective borrowing rate of the Company's debt was 4.1%. At year-end $251.1 million of long-term debt and financing from the sale of accounts receivable was based on variable market rates not subject to the Company's interest rate swap transactions. A 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.3 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

The Company's retained interest in the trust is also subject to interest rate risk. The Company measures the fair value of its retained interest throughout the term of the securitization program using a present value model that includes an assumed discount rate of 3.0% per annum, which approximates the Company's interest cost on the receivable securitization programs, and an average collection cycle of approximately 45 days. Accordingly, a 50 basis point movement in interest rates would not result in a material impact on the Company's results of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to mean a process designed by, or under the supervision of, the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment. That assessment was supported by testing and monitoring performed both by the Company's Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2008, the Company's internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which appears on page 42 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of United Stationers Inc.

We have audited United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009, expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These Consolidated Financial Statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans", to measure a plan's assets and obligations as of the balance sheet date; and effective January 1, 2007 the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2009

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net sales	$4,986,878	$4,646,399	$4,546,914
Cost of goods sold	4,246,199	3,939,684	3,792,833

Gross profit	740,679	706,715	754,081
Operating expenses:
Warehousing, marketing and administrative expenses	548,222	502,810	516,234
Restructuring charge, net	—	1,378	1,941

Total operating expenses	548,222	504,188	518,175

Operating income	192,457	202,527	235,906
Interest expense	28,563	13,109	8,276
Interest income	(1,048)	(1,197)	(970)
Other expense, net	8,079	14,595	12,786

Income from continuing operations before income taxes	156,863	176,020	215,814
Income tax expense	58,449	68,825	80,510

Income from continuing operations	98,414	107,195	135,304
Loss from discontinued operations, net of tax	—	—	(3,091)

Net income	$98,414	$107,195	$132,213

Net income per share—basic:
Net income per share—continuing operations	$4.17	$3.92	$4.37
Net loss per share—discontinued operations	—	—	(0.10)

Net income per share—basic	$4.17	$3.92	$4.27

Average number of common shares outstanding—basic	23,578	27,323	30,956
Net income per share—diluted:
Net income per share—continuing operations	$4.13	$3.83	$4.31
Net loss per share—discontinued operations	—	—	(0.10)

Net income per share—diluted	$4.13	$3.83	$4.21

Average number of common shares outstanding—diluted	23,847	27,976	31,371

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,662	$21,957
Accounts receivable, less allowance for doubtful accounts of $21,653 in 2008 and $13,351 in 2007	282,350	321,305
Retained interest in receivables sold, less allowance for doubtful accounts of $10,891 in 2008 and $5,894 in 2007	327,860	94,809
Inventories	680,516	715,161
Other current assets	33,857	38,595

Total current assets	1,335,245	1,191,827
Property, plant and equipment, at cost:
Land	12,259	12,968
Buildings	58,768	63,996
Fixtures and equipment	268,368	259,294
Leasehold improvements	20,786	19,374
Capitalized software costs	50,971	56,480

Total property, plant and equipment	411,152	412,112
Less—accumulated depreciation and amortization	258,138	238,989

Net property, plant and equipment	153,014	173,123
Intangible assets, net	67,982	68,756
Goodwill	314,441	315,526
Other	10,834	16,323

Total assets	$1,881,516	$1,765,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$341,084	$448,608
Accrued liabilities	186,530	199,961

Total current liabilities	527,614	648,569
Deferred income taxes	—	30,172
Long-term debt	663,100	451,000
Other long-term liabilities	125,164	61,560

Total liabilities	1,315,878	1,191,301
Stockholders' equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—37,217,814 in 2008 and 2007	3,722	3,722
Additional paid-in capital	382,721	376,379
Treasury stock, at cost—13,687,843 shares in 2008 and 12,645,513 shares in 2007	(712,944)	(650,187)
Retained earnings	957,089	859,292
Accumulated other comprehensive loss, net of tax	(64,950)	(14,952)

Total stockholders' equity	565,638	574,254

Total liabilities and stockholders' equity	$1,881,516	$1,765,555

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2005	37,217,814	$3,722	(5,340,443)	$(194,334)	$344,628	$(3,613)	$618,109	$768,512

Net income	—	—	—	—	—	—	132,213	132,213
Unrealized translation adjustments	—	—	—	—	—	917	—	917
Realized translation adjustments	—	—	—	—	—	(12,325)	—	(12,325)
Minimum pension liability adjustments, net of tax of $2,551	—	—	—	—	—	4,215	—	4,215

Comprehensive (loss) income	—	—	—	—	—	(7,193)	132,213	125,020
Adjustments to apply SFAS No. 158, net of tax benefit of $2,741	—	—	—	—	—	(4,530)	—	(4,530)
Acquisition of treasury stock	—	—	(2,574,575)	(122,212)	—	—	—	(122,212)
Stock compensation	—	—	742,086	18,731	15,419	—	—	34,150

As of December 31, 2006	37,217,814	$3,722	(7,172,932)	$(297,815)	$360,047	$(15,336)	$750,322	$800,940

Net income	—	—	—	—	—	—	107,195	107,195
Unrealized translation adjustments	—	—	—	—	—	(300)	—	(300)
Minimum pension liability adjustments, net of tax of $1,789	—	—	—	—	—	2,983	—	2,983
Unrealized loss on interest rate swaps, net of tax benefit of $1,380	—	—	—	—	—	(2,299)	—	(2,299)

Comprehensive income	—	—	—	—	—	384	107,195	107,579
Adoption of FIN 48	—	—	—	—	—	—	1,775	1,775
Acquisition of treasury stock	—	—	(6,562,049)	(383,360)	—	—	—	(383,360)
Stock compensation	—	—	1,089,468	30,988	16,332	—	—	47,320

As of December 31, 2007	37,217,814	$3,722	(12,645,513)	$(650,187)	$376,379	$(14,952)	$859,292	$574,254

Net income	—	—	—	—	—	—	98,414	98,414
Unrealized translation adjustments	—	—	—	—	—	(3,585)	—	(3,585)
Minimum pension liability adjustments, net of tax benefits of $17,059	—	—	—	—	—	(27,715)	—	(27,715)
Unrealized loss on interest rate swaps, net of tax benefit of $11,800	—	—	—	—	—	(19,172)	—	(19,172)

Comprehensive (loss) income	—	—	—	—	—	(50,472)	98,414	47,942
Adjustments to apply SFAS No. 158, net of tax benefit of $88	—	—	—	—	—	474	(617)	(143)
Acquisition of treasury stock	—	—	(1,233,199)	(67,477)	—	—	—	(67,477)
Stock compensation	—	—	190,869	4,720	6,342	—	—	11,062

As of December 31, 2008	37,217,814	$3,722	(13,687,843)	$(712,944)	$382,721	$(64,950)	$957,089	$565,638

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$98,414	$107,195	$132,213
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,457	42,700	38,232
Amortization of capitalized financing costs	924	705	801
Write-off of capitalized software development costs	6,735	—	6,501
Share-based compensation	8,971	8,888	7,953
Loss on sale of Canadian Division	—	—	5,885
Excess tax benefits related to share-based compensation	(72)	(9,467)	(4,572)
Write down of assets held for sale	—	546	—
(Gain) loss on the disposition of property, plant and equipment	(9,851)	529	(5,482)
Deferred income taxes	447	(4,119)	(16,143)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease (increase) in accounts receivable, net	47,323	(15,907)	(46,875)
(Increase) decrease in retained interest in receivables sold, net	(233,051)	12,340	9,389
Decrease (increase) in inventory	39,530	14,404	(7,371)
Increase in other assets	(14,752)	(6,161)	(5,504)
(Decrease) increase in accounts payable	(76,449)	70,012	(20,165)
Decrease in checks in-transit	(31,566)	(27,349)	(43,099)
(Decrease) increase in accrued liabilities	(14,137)	21,211	(45,339)
Increase in other liabilities	4,772	2,527	7,570

Net cash (used in) provided by operating activities	(129,305)	218,054	13,994
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(14,891)	(180,603)	—
Sale of Canadian Division	—	1,295	13,332
Capital expenditures	(31,713)	(18,685)	(46,725)
Proceeds from the disposition of property, plant and equipment	18,238	95	14,769

Net cash used in investing activities	(28,366)	(197,898)	(18,624)
Cash Flows From Financing Activities:
Net borrowings (repayments) under Revolving Credit Facility	212,100	(1,300)	96,300
Borrowings from financing agreements	—	335,000	—
Payment of debt issuance costs	(256)	(1,990)	(163)
Net proceeds from the exercise of stock options	2,019	28,965	26,217
Acquisition of treasury stock, at cost	(67,505)	(383,330)	(124,728)
Excess tax benefits related to share-based compensation	72	9,467	4,572

Net cash provided by (used in) financing activities	146,430	(13,188)	2,198
Effect of exchange rate changes on cash and cash equivalents	(54)	—	6

Net change in cash and cash equivalents	(11,295)	6,968	(2,426)
Cash and cash equivalents, beginning of period	21,957	14,989	17,415

Cash and cash equivalents, end of period	$10,662	$21,957	$14,989

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("USI") with its wholly owned subsidiary United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, "United" or the "Company"). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company is the largest broad line wholesale distributor of business products in North America, with net sales of nearly $5.0 billion for the year ended December 31, 2008. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company stocks more than 100,000 items and offers thousands more from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers, janitorial/breakroom product distributors, computer product resellers, furniture dealers and industrial product distributors. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end-consumers.

Acquisition of Emco Distribution LLC

On September 2, 2008, the Company completed the acquisition of certain assets and liabilities of Emco Distribution LLC's New Jersey business. The payment of the base purchase price of $15.1 million and transaction costs of approximately $0.1 million were funded under the Company's credit agreement. The purchase resulted in goodwill and intangible assets of $2.4 million and $3.7 million, respectively. The purchase included $0.7 million of intangible assets with indefinite lives and $3.0 million of amortizable intangibles. Amortization expense associated with the intangible assets is expected to be approximately $0.3 million per year and the weighted average useful life of amortizable intangibles is expected to be approximately 10 years. Subsequent adjustments may be made to the purchase price allocation based on, among other things, post-closing purchase price adjustments and finalizing the valuation of tangible and intangible assets.

Acquisition of ORS Nasco Holding, Inc.

On December 21, 2007, the Company's subsidiary, USSC, completed the purchase of 100% of the outstanding shares of ORS Nasco Holding, Inc. (ORS Nasco) from an affiliate of Brazos Private Equity Partners, LLC of Dallas, Texas, and other shareholders. This acquisition was completed with the payment of the base purchase price of $175.0 million plus estimated working capital adjustments, a pre-closing tax benefit payment, and other adjusting items. The purchase price was also subject to certain post-closing adjustments of which approximately $0.4 million was adjusted downward based on the subsequently negotiated working capital calculations in the second quarter of 2008. In total, the purchase price, net of cash acquired, was $180.2 million, including $0.5 million in transaction costs. The acquisition allowed the Company to diversify its product offering and provided an entry into the wholesale industrial supplies market. The purchase price was financed through the addition of a $200 million term loan under the Company's credit agreement.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the purchase price allocation, the purchase price of $180.2 million, net of cash received, has resulted in goodwill and intangible assets of

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

$86.4 million and $44.9 million, respectively. The purchase included $12.3 million of intangible assets with indefinite lives related to trademarks and trade names while the remaining $32.6 million in intangible assets acquired is amortizable and related to customer lists and certain non-compete agreements. Neither the goodwill nor the intangible assets are expected to generate a tax deduction. For financial accounting purposes, the amortizable intangible assets are treated as a temporary difference for which a deferred tax liability of $12.2 million was recorded through purchase accounting. In addition, a deferred tax liability of $4.6 million was recorded for intangible assets with indefinite lives. The amortization expense related to the intangible assets is treated as the reversal of the temporary difference which has no impact on the effective tax rate. The weighted average useful life of amortizable intangibles is expected to be approximately 13 years. The Company recorded amortization expense of $2.1 million in 2008.

Purchase Price Allocation
(dollars in thousands)

Purchase Price, net of cash acquired		$180,243
Allocation of Purchase Price:
Accounts receivable, net	$(31,615)
Inventories	(49,806)
Other current assets	(5,433)
Property, plant and equipment	(8,989)
Intangible assets	(44,910)

Total assets acquired		(140,754)
Trade accounts payable	23,272
Accrued liabilities	2,870
Deferred taxes	20,795

Total liabilities assumed		46,937

Amount to goodwill		$86,426

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

The Company also reclassified certain offsets to "Accrued Liabilities" related to merchandise return reserves to "Inventory". This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. For the year ended December 31, 2007, $7.0 million was reclassified to "Inventory" out of "Accrued Liabilities" with corresponding changes made to the Statement of Cash Flows within "Cash Flows From Operating Activities".

Additionally, as of December 31, 2007, the Company reclassified "Accumulated Depreciation and Amortization" related to ORS Nasco to various property, plant and equipment accounts, at cost. Such

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

reclassifications were limited to the Balance Sheet presentation and did not impact the Statements of Income.

Common Stock Repurchases

As of December 31, 2008, the Company had Board authorization to repurchase $100.9 million of USI common stock. During 2008, the Company repurchased 1,233,832 shares of USI's common stock at an aggregate cost of $67.5 million. In 2007, the Company repurchased 6,561,416 shares of USI's common stock at an aggregate cost of $383.3 million. In 2006, the Company repurchased 2,626,275 shares of USI common stock at an aggregate cost of $124.7 million. A summary of total shares repurchased under the Company's share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2008 Authorization ($100.0 million remaining)		$100.0
2007 Authorizations ($0.9 million remaining)		400.0
2002 to 2006 Authorizations (completed)		325.0
Repurchases:
2008 repurchases	$(67.5)		1,233,832
2007 repurchases	(383.3)		6,561,416
2002 to 2006 repurchases	(273.3)		6,352,578

Total repurchases		(724.1)	14,147,826

Remaining repurchase authorized at December 31, 2008		$100.9

Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2008, 2007 and 2006, the Company reissued 190,869; 1,089,468; and 742,086 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

Canadian Division—Discontinued Operations

During the first quarter of 2006, the Company announced its intention to sell its Azerty United Canada operations (the "Canadian Division") and therefore began reporting it as discontinued operations at that time. All prior-periods have been reclassified to conform to this presentation.

On June 9, 2006, the Company completed the sale of certain net assets of its Canadian Division to SYNNEX Canada Limited (the "Buyer"), a subsidiary of SYNNEX Corporation, for approximately $14.3 million. The purchase price was subject to certain post-closing adjustments, including an adjustment for the value of any inventory and accounts receivable included in the sale that was not subsequently sold or collected within 180 days from the date of sale. During 2006, the Company received cash payments from the Buyer of $13.3 million. An additional $1.3 million was received during the first quarter of 2007 to finalize this transaction. As part of the sale, the Buyer agreed to assume certain

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

liabilities of the Canadian Division and offered employment to some of the employees. Under the terms of the sale, the Company is responsible for severance costs associated with employees not retained by the Buyer. As of December 31, 2006, this amount totaled $0.6 million and has been included in the loss from the sale of the Canadian Division for 2006. In addition, the Company had three leased facilities associated with the Canadian Division that have been vacated. As of December 31, 2006, obligations for two of the facilities had been settled. The remaining facility is leased through March 31, 2011 and is sublet through the same period.

Losses associated with the discontinued operations of the Canadian Division for the year ended December 31, 2006 were as follows (in thousands):

For the Year Ended December 31, 2006
Pre-tax loss from ongoing operations	$(794)
Pre-tax loss from the sale of the Canadian Division	(5,885)

Total pre-tax loss from discontinued operations	(6,679)
Total income tax benefit	3,588

Total after-tax loss from discontinued operations	$(3,091)

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Receivables related to supplier allowances totaled $91.8 million and $134.8 million as of December 31, 2008 and 2007. These receivables are included in "Accounts receivable" in the Consolidated Balance Sheets.

In 2008, approximately 17% of the Company's annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 83% of the Company's annual supplier allowances and incentives in 2008 were variable, based on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (especially because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach some supplier allowance goals.

The Company transitioned to a calendar year program with its 2006 Supplier Allowance Program for product content syndication. This change altered the year-over-year timing on recognizing related income, and has resulted in a positive impact on gross margin during 2006 of $41.6 million related to this program.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Customer rebates of $62.1 million and $59.5 million as of December 31, 2008 and 2007 are included as a component of "Accrued liabilities" in the Consolidated Balance Sheets.

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

During 2006, the Company changed the timing of certain marketing programs impacting catalog charges and related customer rebates, which resulted in a favorable impact to gross margin of $19.0 million.

Revenue Recognition

Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product return trends and the gross margin

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

associated with those returns. Management also records customer rebates that are based on annual sales volume to the Company's customers. Annual rebates earned by customers include growth components, volume hurdle components, and advertising allowances.

Shipping and handling costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs are included in the Company's Consolidated Financial Statements as a component of cost of goods sold and not netted against shipping and handling revenues. Net sales do not include sales tax charged to customers.

Share-Based Compensation

At December 31, 2008, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. Historically, the majority of awards issued under these plans have been stock options with service-type conditions. Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment. See Note 3 to the Consolidated Financial Statements.

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

Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. The Company tests goodwill for impairment annually and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the implied fair value of goodwill computed by independent appraisals.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or whenever events or circumstances indicate an impairment may have occurred. See Note 4 to the Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers' compensation, vehicle, property and general liability and certain employee health benefits. The Company records an expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation claims.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2008, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 81% of total inventory as of both December 31, 2008 and 2007 have been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $84.7 million and $60.4 million higher than reported as of December 31, 2008 and December 31, 2007, respectively. The increase in the LIFO reserve, which increased cost of sales by $24.3 million, was partially offset by reduced cost of sales resulting from decrements in certain LIFO pools. During 2008, inventory quantities for the portion of inventory accounted for under the LIFO accounting method were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The effect of these liquidations decreased cost of sales by approximately $5.4 million, included in the $24.3 million above.

The Company records adjustments for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Pension and Postretirement Health Benefits

The Company adopted the recognition and related disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 158, Employers'

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158") on December 31, 2006 for its pension and postretirement health benefits. The Company has adopted the measurement date provisions of SFAS No. 158 for the fiscal year ending December 31, 2008, in accordance with the statement. This adoption measures the plan assets and benefit obligations as of the Company's fiscal year end.

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2008 was $5.6 million, compared to $7.4 million and $8.8 million in 2007 and 2006, respectively. A one percentage point decrease in the expected assumed discount rate would have resulted in an increase in pension expense for 2008 of approximately $2.7 million and increased the year-end projected benefit obligation by $20.7 million.

Costs associated with the Company's postretirement health benefits plan totaled $0.1 million each for the years ended 2008, 2007 and 2006. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2008 of approximately $0.1 million and increased the year-end accumulated postretirement benefit obligation by $0.6 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap of 3% provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The Company expects to freeze pension service benefits for employees not covered by collective bargaining agreements. This action has been approved and is expected to be effective March 1, 2009.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company's primary disbursement accounts. Under the Company's cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2008 and 2007, outstanding checks totaling $39.2 million and $70.8 million, respectively, were included in "Accounts payable" in the Consolidated Balance Sheets. All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to 10 years; the estimated useful life assigned to buildings does not exceed 40 years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. Repair and maintenance costs are charged to expense as incurred.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

On July 11, 2008, the Company completed the sale of its distribution center located in Jacksonville, FL for approximately $3.5 million. The net book value of this building and related assets was $1.8 million as of the closing date. In addition, the Company closed on the sale of its distribution center in Tampa, FL on August 8, 2008, with a sales price of approximately $4.8 million compared with a net book value of $1.5 million. As of December 31, 2007, the Company had one building and associated assets, related to its former corporate headquarters, with total net book value of $5.4 million classified as "assets held for sale" within "Other assets" on the Condensed Consolidated Balance Sheets. On May 7, 2008, the Company completed the sale of this building for approximately $9.8 million.

During 2007, the Company recognized an impairment loss of $0.6 million on certain Information Technology (IT) hardware "held for sale". During 2006, the Company sold its Edison, New Jersey and Pennsauken, New Jersey facilities for a total gain of $6.7 million.

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in "Property, plant and equipment, at cost" on the Consolidated Balance Sheet. The total costs are as follows (in thousands):

	As of December 31,
	2008	2007
Capitalized software development costs	$57,706	$56,480
Write-off of capitalized software development costs	(6,735)	—
Accumulated amortization	(36,498)	(36,359)

Net capitalized software development costs	$14,473	$20,121

As of December 31, 2007, net capitalized software development costs included $8.3 million related to the Company's Reseller Technology Solution (RTS) investment. These capitalized software development costs were being amortized over five years with $1.6 million, $2.9 million and $1.7 million of amortization expense recorded for the years ending December 31, 2008, 2007, and 2006, respectively. During 2008, the Company wrote off the remaining $6.7 million of capitalized software development costs related to the RTS investment. The charge reflected delays in bringing this solution to market and the acceleration of development of other such software solutions. As a result of these changing developments, the Company's undiscounted forecasted cash flows and fair value analysis associated with this investment declined such that a write-off of the remaining asset-value was required. During 2006, the Company wrote off $6.7 million related to an internal systems initiative. These two pre-tax write-offs are reflected in "Warehousing, marketing and administrative expenses" on the Consolidated Statement of Income for 2008 and 2006, respectively.

Derivative Financial Instruments

The Company's risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. The policies do not allow

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

The Company formally assesses, at both the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with SFAS No. 133. At this time, there is no ineffectiveness to record on the Company's Consolidated Statement of Income resulting from the Company's cash flow hedges. See Note 20, "Derivative Financial Instruments", for further detail.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities.

A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries as these earnings have historically been permanently invested.

The current and deferred tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48"), the tax effects from uncertain tax positions are recognized in the Consolidated Financial Statements, only if it is more likely than not that the position will be sustained upon

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

examination, based on the technical merits of the position. The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. This adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2") which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP 157-2 on its financial position and its results results of operations. See Note 21, "Fair Value Measurements", for information and related disclosures regarding the Company's fair value measurements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan's projected benefit obligation. Under SFAS No. 158, employers are also required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. The Company adopted the required recognition provisions of SFAS No. 158 as of December 31, 2006, and the requirement to measure a plan's assets and obligations as of the balance sheet date as of January 1, 2008. See Note 12, "Pension Plans and Defined Contribution Plan", for more information regarding the adoption of the measurement date provisions of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which permits all entities to choose to measure eligible financial instruments at fair value at specific election dates. SFAS No. 159 requires companies to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. SFAS No. 159 was effective for the Company as of January 1, 2008. However, the Company does not currently have any instruments that it has elected to measure at fair value. As a result, the adoption of SFAS No. 159 did not impact the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"), which is a revision to SFAS No. 141, Business Combinations, originally issued in June 2001. The revised statement retains the fundamental requirements of SFAS No. 141 but also defines the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of SFAS No. 141(R) are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions noted in the Statement. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date. Finally, the new Statement makes a number of other significant amendments to other Statements and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requiring the expensing of transaction costs directly related to an acquisition. This new Statement is effective for acquisitions on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial position and/or its results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity's derivative and hedging activities. Specifically, SFAS No. 161 requires further disclosure on the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. In order to meet these requirements, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. This Statement is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial position and/or its results of operations.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Disclosures will be required to provide information that will enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. The FSP is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of the impact of this FSP on its Consolidated Financial Statements.

In June 2008, the FASB issued Emerging Issue Task Force ("EITF") Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, thus impacting the calculation of earnings per share. If a share-based payment is determined to be a participating security, then the two-class method of calculating earnings per share may be required. This EITF is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of the impact of this EITF on its Consolidated Financial Statements.

3. Share-Based Compensation

Overview

As of December 31, 2008, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended 2004 Long-Term Incentive Plan ("LTIP")

In March 2004, the Company's Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company's shareholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. During 2008, the Company granted 191,621 shares of restricted stock under the LTIP. The Company granted no stock options under the LTIP during 2008.

Nonemployee Directors' Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company's common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company's common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $0.3 million, $0.2 million, and $0.2 million, respectively. As of December 31, 2008, 2007 and 2006, the accumulated number of stock units outstanding under this plan was 46,203; 39,156; and 34,749; respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), using the modified-prospective transition method. The Company's adoption of SFAS No. 123(R) did not result in any cumulative effect of an accounting change. Under this modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company recorded pre-tax expense of $9.0 million ($5.6 million after-tax), or $0.24 per basic and diluted share, for share-based compensation for the year ended December 31, 2008. The Company recorded pre-tax expense of $8.9 million ($5.4 million after-tax), or $0.20 per basic and $0.19 per diluted share, for share-based compensation for the year ended December 31, 2007. The Company recorded pre-tax expense of $8.0 million ($5.0 million after-tax), or $0.16 per basic and diluted share, for share-based compensation for the year ended December 31, 2006.

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options
(in thousands of dollars)

	Outstanding	Exercisable
As of December 31, 2008	$1,926	$1,926
As of December 31, 2007	11,364	11,254
As of December 31, 2006	27,259	21,916

Intrinsic Value of Options Exercised
(in thousands of dollars)

For the year ended
December 31, 2008	$1,301
December 31, 2007	28,179
December 31, 2006	12,730

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares
(in thousands of dollars)

Outstanding
As of December 31, 2008	$8,609
As of December 31, 2007	5,816
As of December 31, 2006	670

Intrinsic Value of Restricted Shares Vested
(in thousands of dollars)

For the year ended
December 31, 2008	$1,617
December 31, 2007	476
December 31, 2006	978

As of December 31, 2008, there was $16.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.0 years.

SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the years ended December 31, 2008, 2007 and 2006, respectively, the $0.1 million, $9.5 million and $4.6 million excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted SFAS No. 123(R).

Historically, the majority of awards issued under these plans have been stock options with service-type conditions. The Company began utilizing restricted stock awards in its annual award grant in September 2007.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Stock options, generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As of December 31, 2008, there was $4.9 million of

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

total unrecognized compensation cost related to stock option awards granted. The Company granted 459,268 stock options during the year ended December 31, 2007. There were no stock options granted during 2008. The weighted average fair value for stock options granted during the year ended December 31, 2007 of $14.23 was estimated using the following weighted-average assumptions:

2007
Exercise price	59.62
Expected stock price volatility	23.3%
Risk-free interest rate	4.3%
Expected life of options (years)	3.5
Expected dividend yield	0.0%

The following table summarizes the transactions, excluding restricted stock, under the Company's equity compensation plans for the last three years:

	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price	2006	Weighted Average Exercise Price
Options outstanding—January 1	2,827,582	$44.45	3,631,049	$39.19	3,707,782	$36.37
Granted	—	—	459,268	59.62	768,993	46.07
Exercised	(94,135)	34.17	(1,120,098)	33.42	(751,214)	31.72
Cancelled	(119,442)	48.51	(142,637)	46.35	(94,512)	43.97

Options outstanding—December 31	2,614,005	$44.63	2,827,582	$44.45	3,631,049	$39.19

Number of options exercisable	2,116,871	$42.47	1,714,434	$39.75	2,025,395	$35.87

The following table summarizes outstanding and exercisable options granted under the Company's equity compensation plans as of December 31, 2008:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
20.01—25.00	135,304	3.4	135,304
25.01—30.00	91,695	3.0	91,695
30.01—35.00	49,784	2.6	49,784
35.01—40.00	342,370	4.6	342,370
40.01—45.00	398,050	5.7	398,050
45.01—50.00	1,180,009	7.2	960,178
50.01—55.00	—	—	—
55.01—60.00	365,670	8.7	122,450
60.01—65.00	—	—	—
65.01—70.00	51,123	8.6	17,040

Total	2,614,005	6.4	2,116,871

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

Restricted Stock

The Company granted 191,621 and 120,795 shares of restricted stock during the years ended December 31, 2008 and 2007, respectively. Included in 2008 grants were 88,316 shares granted to employees who were not executive officers and 20,173 shares granted to non-employee directors. These awards generally vest in annual increments over three years. There were also 83,132 shares granted to executive officers that vest with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company's cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $1.00 per diluted share as defined in the officers' restricted stock award agreement. As of December 31, 2008, there was $11.2 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. A summary of the status of the Company's restricted stock grants and changes during the last three years is as follows:

Restricted Stock	2008	Weighted Average Grant Date Fair Value	2007	Weighted Average Grant Date Fair Value	2006	Weighted Average Grant Date Fair Value
Nonvested—January 1	125,865	$58.79	14,350	$47.48	20,400	$31.01
Granted	191,621	49.88	120,795	59.36	11,850	47.63
Vested	(32,612)	59.02	(7,500)	46.23	(17,900)	28.81
Cancelled	(27,820)	53.08	(1,780)	59.02	—	—

Nonvested—December 31	257,054	$52.74	125,865	$58.79	14,350	$47.48

4. Goodwill and Intangible Assets

As of December 31, 2008 and 2007, the Company's Consolidated Balance Sheet reflected $314.4 million and $315.5 million, respectively, of goodwill. The change in goodwill from 2007 to 2008 was the result of purchase price adjustments associated with the acquisition of ORS Nasco (see Note 1 for more detail on "Acquisition of ORS Nasco Holding, Inc.") and goodwill associated with the acquisition of Emco Distribution (see Note 1 for more detail on "Acquisition of Emco Distribution LLC"). As of December 31, 2008 and 2007, the Company had $68.0 million and $68.8 million in net intangible assets. Net intangible assets as of December 31, 2008 consist primarily of customer listings and non-compete agreements purchased as part of the Sweet Paper acquisition, ORS Nasco acquisition (see "Acquisition of ORS Nasco Holding, Inc." in Note 1) and the Emco Distribution acquisition (see Note 1 for more detail on "Acquisition of Emco Distribution LLC"). Amortization of intangible assets purchased as part of the these acquisitions totaled $4.8 million, $2.6 million and $2.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. Accumulated amortization of intangible assets as of December 31, 2008 and 2007 totaled $11.4 million and $6.6 million, respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (Continued)

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	December 31, 2008				December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)
Intangible assets subject to amortization
Customer Relationships and other intangibles	$62,460	$(10,353)	$52,107	14	$59,360	$(5,879)	$53,481	14
Non-compete agreements	3,950	(1,075)	2,875	3	3,750	(775)	2,975	3

Total	$66,410	$(11,428)	$54,982		$63,110	$(6,654)	$56,456
Intangible assets not subject to amortization
Trademarks	$13,000	—	$13,000	n/a	$12,300	—	$12,300	n/a

Total	$79,410	$(11,428)	$67,982		$75,410	$(6,654)	$68,756

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets from acquisitions completed as of December 31, 2008 (in thousands):

Year	Amounts
2009	$4,961
2010	4,786
2011	4,657
2012	4,521
2013	4,521

Sale of Canadian Division

As part of the sale of the Company's Canadian Division (see "Canadian Division—Discontinued Operations" in Note 1), $15.1 million of goodwill was written-off and included in the $6.7 million pre-tax loss from discontinued operations for the year ended December 31, 2006.

5. Restructuring and Other Charges

2006 Workforce Reduction Program

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the "Workforce Reduction Program"). The Workforce Reduction Program included workforce reductions of 110 associates and as of December 31, 2007, the measures were substantially complete. The Company recorded a pre-tax charge of $6.0 million in 2006 for severance pay and benefits, prorated bonuses, and outplacement costs that will be paid primarily during 2007. Cash outlays associated with the 2006 Workforce Reduction Program in 2008, 2007 and 2006 totaled $0.6 million, $6.6 million, and $0.4 million, respectively. As of December 31, 2008 and 2007, the Company had accrued reserves for the 2006 Workforce Reduction Program of $0.1 million and

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring and Other Charges (Continued)

$0.7 million, respectively. The Company recorded an additional charge of $1.7 million related to this action in 2007.

2002 Restructuring Plan

The Company's Board of Directors approved a restructuring plan in the fourth quarter of 2002 (the "2002 Restructuring Plan") that included additional charges related to revised real estate sub-lease assumptions used in the 2001 Restructuring Plan, further downsizing of TOP operations (including severance and anticipated exit costs related to a portion of the Company's Memphis distribution center), closure of the Milwaukee, Wisconsin distribution center and the write-down of certain e-commerce-related investments. All initiatives under the 2002 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next two years. The Company continues to actively pursue opportunities to sublet unused facilities.

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

2001 Restructuring Plan

The Company's Board of Directors approved a restructuring plan in the third quarter of 2001 (the "2001 Restructuring Plan") that included an organizational restructuring, a consolidation of certain distribution facilities and USSC's call center operations, an information technology platform consolidation, divestiture of the call center operations of The Order People ("TOP") and certain other assets, and a significant reduction of TOP's cost structure. The restructuring plan included workforce reductions of approximately 1,375 associates. All initiatives under the 2001 Restructuring Plan are complete. However, certain cash payments will continue for accrued exit costs that relate to long-term lease obligations that expire at various times over the next two years. The Company continues to actively pursue opportunities to sublet unused facilities.

As of December 31, 2008 and 2007, the Company had accrued restructuring costs on its balance sheet of approximately $1.0 million and $1.6 million, respectively, for the remaining exit costs related to the 2002 and 2001 Restructuring Plans. Net cash payments related to the 2002 and 2001 Restructuring Plans for 2008, 2007 and 2006 totaled $0.5 million, $0.3 million and $1.0 million, respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2008, 2007 and 2006 included the following (in thousands):

	As of December 31,
	2008	2007	2006
Unrealized currency translation adjustments	$(6,752)	$(3,167)	$(2,867)
Unrealized loss on interest rate swaps, net of tax	(21,471)	(2,299)	—
Minimum pension liability adjustments, net of tax	(37,201)	(9,486)	(7,939)
Adjustments to apply SFAS No. 158, net of tax	474	—	(4,530)

Total accumulated other comprehensive loss	$(64,950)	$(14,952)	$(15,336)

7. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 1.6 million shares of common stock were outstanding at December 31, 2008, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The amount of antidilutive options in prior years is not material.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net income	$98,414	$107,195	$132,213
Denominator:
Denominator for basic earnings per share—Weighted average shares	23,578	27,323	30,956
Effect of dilutive securities:
Employee stock options	269	653	415

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	23,847	27,976	31,371

Net income per common share:
Net income per share—basic	$4.17	$3.92	$4.27
Net income per share—assuming dilution	$4.13	$3.83	$4.21

8. Segment Information

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

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

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as North America's largest broad line wholesale distributor of business products, with 2008 net sales of approximately $5.0 billion—including foreign operations in Mexico. For the years ended December 31, 2008, 2007 and 2006, the Company's net sales from foreign operations in Mexico totaled $96.0 million, $88.9 million and $96.2 million, respectively. In June 2006, the Company sold its Canadian Division which had net sales for the year ended December 31, 2006 of $47.9 million. The Company stocks more than 100,000 items from over 1,000 manufacturers. This includes a broad spectrum of manufacturers' brand and private brand office products, computer supplies, office furniture, business machines, presentation products, janitorial and

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

breakroom supplies and industrial supplies. The Company primarily serves commercial and contract office products dealers and other independent distributors. The Company sells its products through a national distribution network to approximately 30,000 resellers, who in turn sell directly to end-consumers. These products are distributed through the Company's network of 67 distribution centers. As of December 31, 2008, 2007, and 2006, long-lived assets of the Company's foreign operations in Mexico totaled $4.7 million, $4.8 million, and $4.8 million, respectively.

The Company's product offerings, comprised of more than 100,000 stockkeeping units (SKUs), may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; (iv) janitorial and breakroom supplies, which includes janitorial and breakroom supplies, foodservice consumables, safety and security items, and paper and packaging supplies; and (v) industrial supplies which includes hand and power tools, safety and security supplies, janitorial equipment and supplies and welding products. In 2008, the Company's largest supplier was Hewlett-Packard Company, which represented approximately 24% of its total purchases. No other supplier accounted for more than 10% of the Company's total purchases.

The Company's customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers and other independent distributors. No single customer accounted for more than 8% of the Company's 2008 consolidated net sales.

The following table shows net sales by product category for 2008, 2007 and 2006 (in millions):

	Years Ended December 31,
	2008	2007	2006
Technology products	$1,679	$1,729	$1,767
Traditional office products	1,349	1,340	1,300
Janitorial and breakroom supplies	1,053	925	849
Office furniture	505	569	551
Industrial supplies	307	3	—
Freight revenue	86	77	70
Other	8	3	10

Total net sales	$4,987	$4,646	$4,547

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to changes between the "Traditional office products" and "Office furniture" product categories presentation and did not impact the Consolidated Statements of Income.

9. Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

Credit Agreement (as defined below) and the 2007 Master Note Purchase Agreement (as defined below) contain restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of December 31,
	2008	2007
2007 Credit Agreement—Revolving Credit Facility	$321,300	$109,200
2007 Credit Agreement—Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, maturing in 2011	6,800	6,800

Total	$663,100	$451,000

As of December 31, 2008, 100% of the Company's outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate ("LIBOR") or the applicable commercial paper rates related to the Receivables Securitization Program. While the Company does have $663.1 million of outstanding LIBOR based debt at December 31, 2008, the Company has hedged $435.0 million of this debt with three separate interest rate swaps see Note 2, "Summary of Significant Accounting Policies", and Note 20, "Derivative Financial Instruments", to the Consolidated Financial Statements. As of December 31, 2008, the overall weighted average effective borrowing rate of the Company's debt was 4.1%. At year-end funding levels based on $251.1 million, a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $1.3 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the "2007 Credit Agreement"). The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million. Interest on both the Revolving Credit Facility and the Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company's debt to EBITDA ratio (or "Leverage Ratio", as defined in the 2007 Credit Agreement). The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company's ability to incur additional debt. The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan.

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the "2007 Note Purchase Agreement") with several purchasers. The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to the debt restrictions contained in the 2007 Credit Agreement. Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the "Series 2007-A Notes"). Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008. USSC may issue

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time. USSC used the proceeds from the sale of these notes to repay borrowings under the 2007 Credit Agreement.

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 20, "Derivative Financial Instruments", for further detail on these swap transactions and their accounting treatment.

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

As of both December 31, 2008 and December 31, 2007, the Company had outstanding letters of credit under the 2007 Credit Agreement of $19.5 million. Approximately $7.0 million of these letters of credit were used to guarantee the industrial development bond. The industrial development bond had $6.8 million outstanding as of December 31, 2008 and carried market-based interest rates.

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

Debt maturities as of December 31, 2008, were as follows (in thousands):

Year	Amount
2009	$—
2010	—
2011	6,800
2012	521,300
2013	—
Later years	135,000

Total	$663,100

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Receivables Securitization Program

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "Receivables Securitization Program" or the "Program") that provides funding of up to $250 million. The Company utilizes the Program as an alternate source of liquidity.

Under the Program, USSC sells, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially includes all accounts receivable of Lagasse, Inc., ORS Nasco and foreign operations) to USS Receivables Company, Ltd. (the "Receivables Company"). The Receivables Company, in turn, ultimately transfers the eligible trade accounts receivable to a trust. The trust then sells investment certificates, which represent an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of JP Morgan Chase Bank, PNC Bank and (as of March 26, 2004) Fifth Third Bank act as funding agents. The funding agents, or their affiliates, provide standby liquidity funding to support the sale of the accounts receivable by the Receivables Company under 364-day liquidity facilities. Standby liquidity funding is committed for 364 days and must be renewed before maturity in order for the Program to continue. The Receivables Securitization Program provides for the possibility of other liquidity facilities that may be provided by other commercial banks rated at least A-1/P-1.

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

Financial Statement Presentation

The Receivables Securitization Program is accounted for as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under this program are excluded from accounts receivable in the Consolidated Financial Statements. As of both December 31, 2008 and 2007, the Company had sold $23.0 million and $248.0 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $23.0 million and $248.0 million as of both December 31, 2008 and 2007 are excluded from the Consolidated Financial Statements. As discussed below, the Company retains an interest in the trust based on funding levels determined by the Receivables Company. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net." For further information on the Company's retained interest in the trust, see the caption "Retained Interest" below.

The Company recognizes certain costs and/or losses related to the Receivables Securitization Program. Costs related to this program vary on a daily basis and generally are related to certain short-term interest rates. The annual interest rate on the certificates issued under the Receivables Securitization Program during 2008 ranged between 3.1% and 5.9%. In addition to the interest on the certificates, the Company pays certain bank fees related to the program. Losses recognized on the sale of accounts receivable,

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Receivables Securitization Program (Continued)

which represent the interest and bank fees that are the financial cost of funding under the program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $8.1 million for 2008, compared with $14.6 million for 2007. Proceeds from the collections under this revolving agreement for 2008, 2007 and 2006 were $3.9 billion, $3.9 billion and $3.6 billion, respectively. All costs and/or losses related to the Receivables Securitization Program are included in the Consolidated Financial Statements of Income under the caption "Other Expense, net."

The Company has maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximate the related costs.

Retained Interest

The Receivables Company determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. It retains a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of such residual interest will be distributed to the Receivables Company upon payment in full of all amounts owed by the Receivables Company to the trust (and by the trust to its investors). The Company's net retained interest on $350.9 million and $342.8 million of trade receivables in the trust as of December 31, 2008 and December 31, 2007 was $327.9 million and $94.8 million, respectively. The Company's retained interest in the trust is included in the Consolidated Financial Statements under the caption, "Retained interest in receivables sold, net."

The Company measures the fair value of its retained interest throughout the term of the Receivables Securitization Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 45 days; and (2) an assumed discount rate of 3.0% per annum, which approximates the Company's interest cost on the receivable securitization programs. In addition, the Company estimates and records an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximates fair value. A 10% and 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the trust and written off during 2008 and 2007 were not material.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2008 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases(1)
2009	$51,816
2010	47,421
2011	39,321
2012	32,804
2013	25,494
Later years	70,476

Total required lease payments	$267,332

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $53.5 million, $51.4 million, and $55.2 million in 2008, 2007, and 2006, respectively.

12. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2008, the Company has pension plans covering approximately 3,900 of its associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31 as its measurement date to determine its pension obligations. The non-union plans have been closed to new associates beginning January 1, 2008. In addition, effective January 1, 2008, in accordance with the new measurement provisions of SFAS No. 158 (see Note 2 for "New Accounting Pronouncements"), the Company changed its measurement date to determine its pension obligations to its fiscal year end.

The Company expects to freeze pension service benefits for employees not covered by collective bargaining agreements. This action has been approved and is expected to be effective March 1, 2009.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

Change in Projected Benefit Obligation

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Benefit obligation at beginning of year	$127,306	$118,864
Service cost—benefit earned during the period	6,953	6,182
Interest cost on projected benefit obligation	8,979	7,016
Actuarial loss	2,198	372
Benefits paid	(2,581)	(5,128)

Benefit obligation at end of year	$142,855	$127,306

The accumulated benefit obligation for the plan as of December 31, 2008 and 2007 totaled $128.8 million and $115.6 million, respectively.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans' assets for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Fair value of plan assets at beginning of year	$102,609	$82,389
Actual return on plan assets	(32,521)	11,239
Company contributions	16,165	14,109
Benefits paid	(2,581)	(5,128)

Fair value of plan assets at end of year	$83,672	$102,609

The Company's pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2008 and 2007, by asset category are as follows:

Asset Category	2008	2007
Cash	1.1%	1.9%
Equity securities	62.4%	66.2%
Fixed income	36.5%	31.9%

Total	100.0%	100.0%

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

The plan assets are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

allocations. On an ongoing basis, the Company reviews plan assets for possible rebalancing among investments to remain consistent with target allocations. Actual plan asset allocations as of December 31, 2008 and 2007 are consistent with the Company's target allocation ranges.

Plan Funded Status

The following table sets forth the plans' funded status as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Funded status of the plan	$(59,183)	$(24,697)
Unrecognized prior service cost	1,059	1,299
Unrecognized net actuarial loss	62,946	18,646

Net amount recognized	$4,822	$(4,752)

Amounts Recognized in Consolidated Balance Sheet

	2008	2007
Accrued benefit liability	$(59,183)	$(24,697)
Accumulated other comprehensive income	64,005	19,945

Net amount recognized	$4,822	$(4,752)

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2008, 2007 and 2006 for pension and supplemental benefit plans includes the following components (in thousands):

	2008	2007	2006
Service cost — benefit earned during the period	$5,892	$6,182	$5,968
Interest cost on projected benefit obligation	7,729	7,016	6,398
Expected return on plan assets	(8,790)	(7,179)	(5,745)
Amortization of prior service cost	205	205	401
Amortization of actuarial loss	594	1,195	1,738

Net periodic pension cost	$5,630	$7,419	$8,760

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2009 are approximately $3.7 million and $0.3 million, respectively. The service cost and interest cost for 2008 shown in this table do not equal the service cost and interest cost shown in the Change in Projected Benefit Obligation table above due to the measurement date change required by SFAS No. 158.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

Assumptions Used

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Pension plan assumptions:
Assumed discount rate	6.25%	6.00%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. The change in the assumed discount rate in 2008 did not have a material impact on the Company's net periodic pension cost.

Contributions

The May 15, 2009 contribution amount has not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company's pension plans are as follows (in thousands):

Amounts
2009	$4,112
2010	4,243
2011	5,094
2012	6,351
2013	5,856
2014-2018	42,582

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates' contributions were approximately $5.1 million, $4.3 million and $4.2 million in 2008, 2007 and 2006, respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

Measurement Date Provisions of SFAS No. 158

SFAS No. 158 provides two transition alternatives related to the change in measurement date provisions. The Company elected the standard method. The transition from a previous measurement date of October 31, 2007 to December 31, 2007, beginning in fiscal 2008, required the Company to reduce its Retained Earnings as of January 1, 2008 by $0.6 million to recognize the one-time after-tax effect of an additional two months of net periodic benefit expense for the Company's pension and postretirement healthcare benefit plans. There was no impact on the Company's results of operations. The balance sheet adjustments as of January 1, 2008 were as follows (in thousands):

Increase (decrease)
Deferred income tax liability	$(88)
Accrued pension benefits liability	488
Accrued postretirement benefits liability	(257)
Retained earnings	(617)
Accumulated other comprehensive income	474

13. Postretirement Health Benefits

The Company maintains a postretirement plan. The plan is unfunded and provides healthcare benefits to substantially all retired non-union associates and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. Effective January 1, 2008, in accordance with the new measurement date provisions of SFAS No. 158 (see Note 2 for "New Accounting Pronouncements"), the Company changed its measurement date to determine its postretirement health obligations to December 31.

Accrued Postretirement Benefit Obligation

The following table provides the plan's change in Accrued Postretirement Benefit Obligation ("APBO") for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Benefit obligation at beginning of year	$3,965	$3,580
Service cost — benefit earned during the period	254	264
Interest cost on projected benefit obligation	249	201
Plan participants' contributions	316	375
Actuarial gain	(465)	—
Benefits paid	(409)	(455)

Benefit obligation at end of year	$3,910	$3,965

Plan Assets and Investment Policies and Strategies

The Company does not fund its postretirement healthcare plan (see "Plan Funded Status" below). Accordingly, as of December 31, 2008 and 2007, the postretirement healthcare plan held no assets. The

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Postretirement Health Benefits (Continued)

following table provides the change in plan assets for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Fair value of plan assets at beginning of year	$—	$—
Company contributions	93	80
Plan participants' contributions	316	375
Benefits paid	(409)	(455)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

The Company's postretirement healthcare plan is unfunded. The following table sets forth the plans' funded status as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Funded status of the plan	$(3,910)	$(3,965)

Amount recognized in accumulated other comprehensive income	$(4,874)	$(5,116)

Components of Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Service cost — benefit earned during the period	$207	$264	$249
Interest cost on projected benefit obligation	211	201	192
Recognized actuarial gain	(366)	(317)	(346)

Net periodic postretirement benefit cost	$52	$148	$95

The estimated net actuarial gain that will be amortized from accumulated other comprehensive income into the net periodic benefit cost during 2009 is approximately $0.3 million. The service cost and interest cost for 2008 shown in this table do not equal the service cost and interest cost shown in the Accrued Postretirement Benefit Obligation table above due to the measurement date change required by SFAS No. 158.

Assumptions Used

The weighted-average assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

	2008	2007	2006
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.25%	6.00%	6.00%

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Postretirement Health Benefits (Continued)

The Company's medical cost increase rate is capped at 3.00% by the plan.

Contributions

The May 15, 2009 contribution amount has not yet been determined.

Estimated Future Benefit Payments

The estimated future benefits payments under the Company's postretirement healthcare plan are as follows (in thousands):

Amounts
2009	$114
2010	127
2011	140
2012	154
2013	171
2014-2018	1,241

14. Preferred Stock

USI's authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI's Board of Directors upon issuance. As of December 31, 2008, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	2008	2007	2006
Currently payable
Federal	$51,725	$66,906	$84,889
State	6,277	6,038	11,764

Total currently payable	58,002	72,944	96,653
Deferred, net—
Federal(1)	(215)	(3,629)	(14,610)
State(1)	662	(490)	(1,533)

Total deferred, net	447	(4,119)	(16,143)

Provision for income taxes	$58,449	$68,825	$80,510

(1)
Prior year numbers for income tax provisions for deferred, net federal and deferred, net state were reclassified by increasing federal and reducing state by $77 in 2007 and reducing federal and increasing state by $287 in 2006.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

The Company's effective income tax rates for the years ended December 31, 2008, 2007 and 2006 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2008		2007		2006
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$54,902	35.0%	$61,607	35.0%	$75,535	35.0%
State and local income taxes— net of federal income tax benefit	4,510	2.9%	3,606	2.0%	6,650	3.1%
Change in tax reserves and accrual adjustments	6	0.0%	3,132	1.8%	(1,728)	-0.8%
Non-deductible and other	(969)	-0.6%	480	0.3%	53	0.0%

Provision for income taxes	$58,449	37.3%	$68,825	39.1%	$80,510	37.3%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	2008		2007
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$12,373	$—	$17,521	$—
Allowance for doubtful accounts	12,112	—	6,853	—
Depreciation and amortization	—	24,424	—	26,446
Intangibles arising from acquisitions	—	19,738	—	20,090
Inventory reserves and adjustments	—	25,479	—	16,650
Pension and postretirement	22,909		5,670
Long-Term swap liability	13,202		1,380
Reserve for stock based compensation	7,777	—	4,787	—
Restructuring costs	446	—	932	—
Other	—	180	1,371	—

Total	$68,819	$69,821	$38,514	$63,186

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a net decrease of $1.8 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

At December 31, 2007, the Company had $9.2 million in gross unrecognized tax benefits. At December 31, 2008, the gross unrecognized tax benefits decreased to $8.0 million.

	2008	2007
Beginning Balance	$9,191	$5,825
Additions based on tax positions taken during a prior period	30	4,315
Reductions based on tax positions taken during a prior period	(418)	—
Additions based on tax positions taken during the current period	503	555
Reductions related to a settlement of tax matters	—	(87)
Reductions related to a lapse of applicable statute of limitations	(1,306)	(1,417)

Total	$8,000	$9,191

At December 31, 2008 and 2007, $6.8 million and $7.3 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate, with the remainder, if recognized, impacting "Goodwill" and "Other Current Assets".

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amounts of interest and penalties reflected in the Consolidated Statement of Income for the years ended December 31, 2008 and 2007 were $0.2 million and $0.4 million, respectively, and the amounts related to 2006 were not material. The Consolidated Balance Sheets at December 31, 2008 and December 31, 2007 include $1.7 million, accrued for the potential payment of interest and penalties.

As of December 31, 2008, the Company's U.S. Federal income tax returns for 2005 and subsequent years remain subject to examination by tax authorities. In addition, the Company's state income tax returns for the tax years 2001 through 2007 remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.0 million.

16. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cash Paid During the Year For:
Interest	$26,122	$8,434	$6,186
Discount on the sale of trade accounts receivable	8,409	15,574	12,695
Income taxes, net	55,364	57,024	79,458

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
Loss on sale of accounts receivable, net of
servicing revenue	$8,079	$14,566	$12,765
Other	—	29	21

Total	$8,079	$14,595	$12,786

18. Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments approximates their net carrying values. The estimated fair values of the Company's financial instruments are as follows (in thousands):

	As of December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$10,662	$10,662	$21,957	$21,957
Accounts receivable, net	282,350	282,350	321,305	321,305
Retained interest in receivables sold,net	327,860	327,860	94,809	94,809
Accounts payable	341,084	341,084	448,608	448,608
Long-term debt	663,100	663,100	451,000	451,000
Long-term interest rate swap liability	34,652	34,652	3,679	3,679

The fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 20, "Derivative Financial Instruments", for further information.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2008 and 2007 were as follows (in thousands):

	As of December 31,
	2008	2007
Other Long-Term Assets, net:
Assets held for sale	$—	$5,388
Investment in deferred compensation	3,118	4,144
Long-Term notes receivable	5,261	3,562
Capitalized financing costs	2,116	2,718
Other	339	511

Total other long-term assets, net	$10,834	$16,323

Other Long-Term Liabilities:
Accrued pension obligation	$59,183	$24,697
Deferred rent	14,740	14,494
Deferred directors compensation	3,118	4,144
Postretirement benefits	3,810	3,832
Restructuring and exit costs reserves	651	1,604
Long-Term swap liability	34,652	3,679
Long-Term income tax liability	6,856	7,542
Other	2,154	1,568

Total other long-term liabilities	$125,164	$61,560

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

Subsequently, on December 20, 2007, USSC entered into another interest rate swap transaction (the "December 2007 Swap Transaction") with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Derivative Financial Instruments (Continued)

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

On March 13, 2008, USSC entered into an interest rate swap transaction (the "March 2008 Swap Transaction") with U.S. Bank National Association as the counterparty. USSC entered into the March 2008 Swap Transaction to mitigate USSC's floating rate risk on an aggregate of $100 million of LIBOR based interest rate risk. Under the terms of the March 2008 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $100 million at a fixed rate of 3.212%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The March 2008 Swap Transaction had an effective date of March 31, 2008 and a termination date of June 29, 2012. Notwithstanding the terms of the March 2008 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

The interest rate swap agreements outstanding as of December 31, 2008 are as follows (in thousands):

As of December 31, 2008	Notional Amount	Receive	Pay	Maturity Date	Fair Value Asset (Liability)(1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(14,565)
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(15,320)
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(4,767)

(1)
These interest rate derivatives qualify for hedge accounting. Therefore, the fair value of each interest rate derivative is included in the Company's Consolidated Balance Sheets as either a component of "Other assets" or "Other long-term liabilities" with an offsetting component in "Stockholders' Equity" as part of "Accumulated Other Comprehensive Loss". Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

The hedged transactions described above qualify as cash flow hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This Statement requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company does not offset fair value amounts recognized for interest rate swaps executed with the same counterparty. For derivative instruments that are designated and qualify as a cash flow hedge (for example, hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt).

The Company has entered into these interest rate swap agreements, described above, that effectively convert a portion of its floating-rate debt to a fixed-rate basis. This reduces the impact of interest rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap agreements (as noted above) will fail to perform under the terms of the agreements. The Company

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Derivative Financial Instruments (Continued)

attempts to minimize the credit risk in these agreements by only entering into transactions with credit worthy counterparties. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

21. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including:

  •
  the retained interest in accounts receivables sold under the Receivables Securitization Program based on observable inputs including an average collection cycle and assumed discount rate (see Note 10, "Receivables Securitization Program" for further information and a detailed description of this asset); and

  •
  interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company's interest rate swap positions and other observable interest rates (see Note 20, "Derivative Financial Instruments", for more information on these interest rate swaps).

SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). The hierarchy consists of three levels:

  •
  Level 1—Quoted market prices in active markets for identical assets or liabilities;

  •
  Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable; and

  •
  Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company which reflect those that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheet as of December 31, 2008 (in thousands):

	Fair Value Measurements as of December 31, 2008
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Retained interest in receivables sold, less allowance for doubtful accounts	$327,860	$—	$—	$327,860

Liabilities
Interest rate swap liability	$34,652	$—	$34,652	$—

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Fair Value Measurements (Continued)

The following tables present the changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2008:

Retained Interest in receivables sold, net
Balance as of December 31, 2007	$94,809
Net payments/sales	238,051
Realized losses	(5,000)

Balance as of December 31, 2008	$327,860

The realized losses associated with Level 3 assets relate to that portion of the Company's bad debt expense related to the retained interest in receivables sold. This expense is reflected in the Company's Consolidated Statements of Income under the caption "Warehousing, marketing and administrative expenses."

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of December 31, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

22. Quarterly Financial Data—Unaudited

	First Quarter(3)	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2008:
Net sales	$1,252,474	$1,251,335	$1,337,855	$1,145,214	$4,986,878
Gross profit	$184,301	$182,023	$197,860	$176,495	$740,679
Net income(2)	$21,316	$21,474	$33,069	$22,555	$98,414

Net income per share—basic	$0.89	$0.92	1.41	$0.96	$4.17

Net income per share—diluted	$0.88	$0.91	$1.39	$0.95	$4.13

Year Ended December 31, 2007:
Net sales	$1,193,316	$1,141,205	$1,191,956	$1,119,922	$4,646,399
Gross profit	$180,061	$169,678	$176,286	$180,690	$706,715
Net income	$27,239	$24,109	$27,507	$28,340	$107,195

Net income per share—basic	$0.92	$0.86	1.02	$1.14	$3.92

Net income per share—diluted	$0.90	$0.84	$1.00	$1.12	$3.83

(1)
As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

(2)
2008 results were impacted by the following items: (1) a $5.1 million, or $0.14 per diluted share gain on the sale of two distribution centers during the third quarter of 2008, (2) a $4.7 million, or $0.12 per diluted share gain on the sale of the Company's former corporate headquarters from the second quarter of 2008, and (3) a second-quarter $6.7 million, or $0.18 per diluted share charge to write-off internal system capitalized software costs.

(3)
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

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K the Company's management performed an evaluation, under the supervision and with the participation of the Company's CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures ("Disclosure Controls") are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in USI's reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management's quarterly evaluation of Disclosure Controls includes an evaluation of some components of the Company's internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, the Company's management (including its CEO and CFO) concluded that, as of December 31, 2008, the Company's Disclosure Controls were effective, subject to the inherent limitations noted above in this Item 9A.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions "Proposal 1: Election of Directors" and "Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance" in USI's Proxy Statement for its 2009 Annual Meeting of Stockholders ("2009 Proxy Statement") is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee's composition and the presence of an "audit committee financial expert" is incorporated herein by reference to the information under the captions "Governance and Board Matters—Board Committees—General" and "—Audit Committee" in USI's 2009 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in USI's 2009 Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Director Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in USI's 2009 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders—Security Ownership of Management" in USI's 2009 Proxy Statement. Information relating to securities authorized for issuance under United's equity plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in USI's 2009 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in USI's 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information" and "—Audit Committee Pre-Approval Policy" in USI's 2009 Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following financial statements, schedules and exhibits are filed as part of this report:

Page No.
(1) Financial Statements of the Company:
Management Report on Internal Control Over Financial Reporting	41
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	44
Consolidated Balance Sheets as of December 31, 2008 and 2007	45
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006	46
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	47
Notes to Consolidated Financial Statements	48
(2) Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts	97

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI's file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.23 through 10.57, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 14, 2007, among ORS Nasco Holdings, Inc., United Stationers Supply Co. ("USSC"), the shareholders of ORS Nasco Holding, Inc. parties thereto and Brazos Equity GP II, LLC, as representative. (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 28, 2007)
2.4	Purchase and Sale Agreement, dated May 19, 2005, among Lagasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)
2.5	Amendment Number One to Purchase and Sale Agreement, dated May 19, 2005, among Lagasse, Inc. and the shareholders of Sweet Paper Sales Corp. and the asset sellers of Sweet Paper Sales Group (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005)
3.1	Second Restated Certificate of Incorporation of United Stationers, Inc. ("USI" or the "Company"), dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2	Amended and Restated Bylaws of United Stationers Inc., dated as of October 10, 2007 (Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 12, 2007)
4.1	Rights Agreement, dated as of July 27, 1999, by and between USI and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company's 2001 Form 10-K)
4.2	Amendment to Rights Agreement, effective as of April 2, 2002, by and among USI, Fleet National Bank (f/k/a BankBoston, N.A.) and EquiServe Trust Company, N.A. (Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002)
4.3	Master Note Purchase Agreement, dated as of October 15, 2007, among USI, USSC, and the note purchasers identified therein (the "2007 Note Purchase Agreement") (Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed November 7, 2007 (the "Form 10-Q filed on November 7, 2007"))
4.4	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Form 10-Q filed on November 7, 2007)
4.5	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC ("USTS") and United Stationers Financial Services LLC ("USFS") in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Form 10-Q filed on November 7, 2007)
10.1	Guaranty, dated as of March 21, 2003, by USSC, as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, and USTS in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K")
10.2	Second Amended and Restated Receivables Sale Agreement, dated as of March 28, 2003, among USSC, as seller, USFS, as purchaser, and United Stationers Financial Services LLC ("USFS") USFS, as servicer (Exhibit 10.2 to the 2002 Form 10-K)
10.3	Amended and Restated USFS Receivables Sale Agreement, dated as of March 28, 2003, among USFS, as seller, USS Receivables Company, Ltd. ("USSR"), as purchaser, and USFS as servicer (Exhibit 10.4 to the 2002 Form 10-K)
10.4	Second Amended and Restated Servicing Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, USSC, as support provider, and Bank One, NA, as trustee (Exhibit 10.6 to the 2002 Form 10-K)
10.5	Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, among USSR, USFS, as servicer, and Bank One, NA, as trustee (Exhibit 10.8 to the 2002 Form 10-K)

Exhibit Number	Description
10.6	Series 2003-1 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Bank One, NA, as funding agent, Falcon Asset Securitization Corporation, as initial purchaser, the other parties from time to time thereto, and Bank One, NA, as trustee (Exhibit 10.9 to the 2002 Form 10-K)
10.7	Second Amended and Restated Series 2000-2 Supplement, dated as of March 28, 2003, to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003, by and among USSR, USFS, as servicer, Market Street Funding Corporation, as committed purchaser, PNC Bank, National Association, as administrator, and Bank One, NA, as trustee (Exhibit 10.11 to the 2002 Form 10-K)
10.8	Series 2004-1 Supplement, dated as of March 26, 2004 to the Second Amended and Restated Pooling Agreement, dated as of March 28, 2003 by and among Fifth Third Bank (Chicago) and JPMorgan Chase Bank (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).
10.9	Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the "1995 S-1")
10.10	Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the "2003 Form 10-K")
10.11	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC (Exhibit 10.8 to the Company's 2001 Form 10-K)
10.12	Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999)
10.13	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC (Exhibit 10.16 to the Company's 2001 Form 10-K)
10.14	First Amendment to Industrial Lease Agreement, dated October 1, 2002, between Allianz Life Insurance Co. of North America and USSC (Exhibit 10.20 to the 2003 Form 10-K)
10.15	Industrial/Commercial Single Tenant Lease—Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company's 2004 Form 10-K, filed March 16, 2005)
10.16	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2005)
10.17	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 ("Form 10-Q filed on November 14, 2002"))**
10.18	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.19	Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 3, 2004 (the "September 3, 2004 Form 8-K"))**
10.20	Form of grant letter used for grants of non-qualified stock options to employees under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K) **
10.21	Form of Indemnification Agreement entered into between USI directors and various executive officers of USI (Exhibit 10.36 to the Company's 2001 Form 10-K)**

Exhibit Number	Description
10.22	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of Richard W. Gochnauer, and other directors and executive officers of USI (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
10.23	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with P. Cody Phipps, and other executive officers of USI (Exhibit 10.3 to the Company's Form 10-Q filed on August 6, 2004)**
10.24	Summary of compensation of certain executive officers of United (paragraph 1 of Item 5.02 to the Company's Current Report on Form 8-K, filed February 27, 2007)**
10.25*	Omnibus Amendment dated as of March 23, 2008, by and among USSR, USFS, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, NA,, and Fifth Third Bank,
10.26	Non-Qualified Stock Option Grant Letter, dated as of July 24, 2007 among United Stationers Inc. and Victoria J. Reich (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)**
10.27	Form of Restricted Stock Award Agreement for Section 16 Officers under the United Stationers Inc. 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Company's Form 10 filed on November 7, 2007)**
10.28	Pledge and Security Agreement dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.5 to the Company's Form 10-Q filed on November 7, 2007)
10.29	Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)
10.30	Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association in its capacity as agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 5, 2007)
10.31	Reaffirmation, dated July 5, 2007 among USI, USSC, Lagasse, Inc., USTS and USFS (Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 5, 2007)
10.32	Amendment No. 1, dated December 21, 2007, to Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association, in its capacity as agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2007)
10.33*	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan effective January 1, 2009**
10.34*	United Stationers Supply Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009**
10.35*	Medical Executive Reimbursement Program, as in effect as of January 1, 2009**
10.36*	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC, and Richard W. Gochnauer **
10.37*	Executive Employment Agreement, effective December 31, 2008, by and among USI, USSC and Stephen A. Schultz **
10.38*	Executive Employment Agreement , effective as of December 31, 2008, by and among USI, USSC and P. Cody Phipps**
10.39*	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and Patrick T. Collins**

Exhibit Number	Description
10.40*	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and Victoria J. Reich**
10.41	Summary of compensation of non-employee directors of United Stationers Inc. as amended July 31, 2008 with an effective date of September 1, 2008 (Exhibit 10.2 to the Company's Form 10-Q filed on November 7, 2008)**
10.42*	United Stationers Inc. and Subsidiaries Amended and Restated Management Incentive Plan, effective January 1, 2009.**
10.43*	United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan effective as of January 1, 2009.**
10.44	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company's Form 10-Q filed on November 7, 2008)**
10.45	Form of Restricted Stock Award Unit Agreement for Non-Employee Directors (Exhibit 10.5 to the Company's Form 10-Q filed on November 7, 2008)**
21*	Subsidiaries of USI
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of February 27, 2009, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
31.2*	Certification of Chief Financial Officer, dated as of February 27, 2009, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Victoria J. Reich
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 27, 2009, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer and Victoria J. Reich

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
Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 27, 2009
/s/ VICTORIA J. REICH Victoria J. Reich	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ KENNETH M. NICKEL Kenneth M. Nickel	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009
/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	February 27, 2009
/s/ JEAN S. BLACKWELL Jean S. Blackwell	Director	February 27, 2009
/s/ DANIEL J. CONNORS Daniel J. Connors	Director	February 27, 2009
/s/ CHARLES K. CROVITZ Charles K. Crovitz	Director	February 27, 2009
/s/ DANIEL J. GOOD Daniel J. Good	Director	February 27, 2009
/s/ ILENE S. GORDON Ilene S. Gordon	Director	February 27, 2009
/s/ ROY W. HALEY Roy W. Haley	Director	February 27, 2009
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	February 27, 2009
/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	February 27, 2009

 SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2006	18,304	5,627	(4,714)	19,217
2007	19,217	4,147	(4,119)	19,245
2008	19,245	16,469	(3,170)	32,544

(1)
—net of any recoveries

(2)
—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED COMMENT LETTERS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Purchase Price Allocation (dollars in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
  SCHEDULE II