Form 10-Q
period 2009-03-31
UNITED STATIONERS INC
filed 2009-05-08
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

On May 1, 2009, the registrant had outstanding 23,708,340 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(Unaudited)

	As of March 31, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$13,916	$10,662
Accounts receivable and retained interest in receivables sold, less allowance for doubtful accounts of $35,686 in 2009 and $32,544 in 2008	573,433	610,210
Inventories	572,201	680,516
Other current assets	21,656	33,857
Total current assets	1,181,206	1,335,245

Property, plant and equipment, at cost	411,889	411,152
Less - accumulated depreciation and amortization	267,276	258.138
Net property, plant and equipment	144,613	153,014

Intangible assets, net	66,741	67,982
Goodwill	314,222	314,441
Other	10,932	10,834
Total assets	$1,717,714	$1,881,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$318,913	$341,084
Accrued liabilities	142,555	186,530
Total current liabilities	461,468	527,614

Deferred income taxes	2,066	—
Long-term debt	552,500	663,100
Other long-term liabilities	112,207	125,164
Total liabilities	1,128,241	1,315,878

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 in 2009 and 2008	3,722	3,722
Additional paid-in capital	380,851	382,721
Treasury stock, at cost - 13,510,522 shares in 2009 and 13,687,843 shares in 2008	(708,111)	(712,944)
Retained earnings	970,610	957,089
Accumulated other comprehensive loss	(57,599)	(64,950)
Total stockholders’ equity	589,473	565,638
Total liabilities and stockholders’ equity	$1,717,714	$1,881,516

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Net sales	$1,121,307	$1,252,474
Cost of goods sold	956,971	1,068,173

Gross profit	164,336	184,301

Operating expenses:
Warehousing, marketing and administrative expenses	135,452	139,895

Operating income	28,884	44,406

Interest expense, net	7,180	7,301

Other expense, net	204	2,241

Income before income taxes	21,500	34,864

Income tax expense	7,979	13,548

Net income	$13,521	$21,316

Net income per share - basic:
Net income per common share - basic	$0.57	$0.89
Average number of common shares outstanding - basic	23,707	23,940

Net income per share - diluted:
Net income per common share - diluted	$0.57	$0.88
Average number of common shares outstanding - diluted	23,810	24,313

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Cash Flows From Operating Activities:
Net income	$13,521	$21,316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,588	11,215
Share-based compensation	2,884	2,263
Gain on the disposition of property, plant and equipment	(19)	—
Amortization of capitalized financing costs	218	310
Excess tax benefits related to share-based compensation	(10)	(346)
Deferred income taxes	(3,071)	(6,400)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease (increase) in accounts receivable and retained interest in receivables sold, net	36,384	(14,862)
Decrease in inventory	108,053	74,840
Decrease in other assets	11,480	9,661
Decrease in accounts payable	(13,964)	(50,150)
Decrease in checks in-transit	(8,347)	(31,503)
Decrease in accrued liabilities	(41,842)	(41,684)
(Decrease) increase in other liabilities	(67)	7,495
Net cash provided by (used in) operating activities	115,808	(17,845)

Cash Flows From Investing Activities:
Capital expenditures	(1,985)	(8,007)
Proceeds from the disposition of property, plant and equipment	21	—
Net cash used in investing activities	(1,964)	(8,007)

Cash Flows From Financing Activities:
Net (repayments) borrowings under Revolving Credit Facility	(110,600)	90,900
Net proceeds from the exercise of stock options	67	1,015
Acquisition of treasury stock, at cost	—	(67,505)
Excess tax benefits related to share-based compensation	10	346
Payment of debt issuance costs	(51)	—
Net cash (used in) provided by financing activities	(110,574)	24,756

Effect of exchange rate changes on cash and cash equivalents	(16)	1
Net change in cash and cash equivalents	3,254	(1,095)
Cash and cash equivalents, beginning of period	10,662	21,957
Cash and cash equivalents, end of period	$13,916	$20,862

Other Cash Flow Information:
Income tax payments (refunds), net	$789	$(208)
Interest paid	6,413	7,329
Loss on the sale of accounts receivable	429	3,030

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2008, which was derived from the December 31, 2008 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

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

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is the largest broad line wholesale distributor of business products in North America, with net sales for the trailing 12 months of $4.9 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end-consumers.

Common Stock Repurchase

As of March 31, 2009, the Company had $100.9 million remaining of Board authorizations to repurchase USI common stock. There were no share repurchases in the first quarter of 2009.  During the three-month period ended March 31, 2008, the Company repurchased 1,233,832 shares of common stock at a cost of $67.5 million.  A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2008 Authorizations ($100.0 million remaining)		$100.0
2007 Authorizations ($0.9 million remaining)		400.0
2002 to 2006 Authorizations (completed)		325.0

Repurchases:
2008 repurchases	$(67.5)		1,233,832
2007 repurchases	(383.3)		6,561,416
2002 to 2006 repurchases	(273.3)		6,352,578
Total repurchases		(724.1)	14,147,826
Remaining repurchase authorized at March 31, 2009		$100.9

Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first quarter of 2009 and 2008, the Company reissued 178,780 and 58,215 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $43.6 million and $91.8 million as of March 31, 2009 and December 31, 2008, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

In the first quarter of 2009, approximately 20% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 80% of the Company’s annual supplier allowances and incentives in the first quarter of 2009 were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $35.9 million and $62.1 million as of March 31, 2009 and December 31, 2008, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Leases

The Company leases real estate and personal property under operating leases. Certain operating leases include incentives from landlords including landlord “build-out” allowances, rent escalation clauses and rent holidays or periods in which rent is not payable for a certain amount of time. The Company accounts for landlord “build-out” allowances as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements.

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of March 31, 2009, the Company is not a party to any capital leases.

Inventories

Inventory valued under the last-in, first-out (“LIFO”) accounting method constitute approximately 80% and 81% of total inventory as of March 31, 2009 and December 31 2008, respectively. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $88.4 million and $84.7 million higher than reported as of March 31, 2009 and December 31, 2008, respectively. The increase in the LIFO reserve, which increased cost of sales by $3.7 million, included a $7.7 million offset for estimated inventory decrements.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  As of March 31, 2009 and December 31, 2008, outstanding checks totaling $30.9 million and $39.2 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.  All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. The total costs are as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
Capitalized software development costs	$51,774	$57,706
Write-off of capitalized software development costs	—	(6,735)
Accumulated amortization	(37,858)	(36,498)
Net capitalized software development costs	$13,916	$14,473

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variable cash flows.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.  The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments for tax and financial statement purposes.  These temporary differences result in the recognition of deferred tax assets and liabilities.  A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries as these earning have historically been permanently invested.  The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and liabilities recognized at fair value on a non-recurring basis.  This adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 14, “Fair Value Measurements”, for information and related disclosures regarding the Company’s fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which is a revision to SFAS No. 141, Business Combinations, originally issued in June 2001.  The revised statement retains the fundamental requirements of SFAS No. 141 but also defines the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of SFAS No. 141(R) are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions noted in the Statement.  SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date.  Finally, the new Statement makes a number of other significant amendments to other Statements and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requiring the expensing of transaction costs directly related to an acquisition.  This new Statement is effective for acquisitions on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on the Company’s financial position and/or its results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 160 did not have an impact on the Company’s financial position and/or its results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative and hedging activities.  Specifically, SFAS No. 161 requires further disclosure on the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In order to meet these requirements, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  This Statement is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s financial position and/or its results of operations.  Disclosure requirements of SFAS No. 161 are included in Note 13, “Derivative Financial Instruments.”

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends SFAS No. 142, Goodwill and Other Intangible Assets in an effort to better align the useful life of a recognized intangible asset for provisions of SFAS No. 142 to the period of expected future cash flows, as used to determine the asset’s fair value, in accordance with SFAS No. 141 (revised 2007), Business Combinations.  The Statement is effective for fiscal years beginning after December 15, 2008 and requires disclosure of an entity’s intent and ability to renew and/or extend the useful life of recognized intangibles as well as its accounting treatment of related costs (see Note 4, “Goodwill and Intangible Assets”).  In addition, the Statement also requires that entities develop useful life renewal or extension assumptions, either upon its own historical experience or, in such an absence, that which market participants would use, and to incorporate those assumptions into the entity’s determination of newly acquired intangible asset fair values.  The adoption of FSP 142-3 did not have an impact on the Company’s financial position and/or its results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s financial position and/or its results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this FSP are retrospective. The adoption of this FSP did not have a material impact on the Company’s financial position and/or its results of operations.

In March 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and the Company does not believe the adoption will have a material effect on its financial position and/or results of operations.

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company does not believe the adoption will have a material effect on its financial position and/or results of operations.

3. Share-Based Compensation

Overview

As of March 31, 2009, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 182,781 shares of restricted stock and 206,474 restricted stock units (RSUs) under the LTIP during the first quarter of 2009.  The Company did not grant stock options under the LTIP during 2009.

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

Accounting For Share-Based Compensation

The Company recorded a pre-tax charge of $2.9 million ($1.8 million after-tax), or $0.08 per basic and diluted share, for share-based compensation for the first quarter of 2009. The Company recorded a pre-tax charge of $2.3 million ($1.4 million after-tax), or $0.06 per basic and diluted share, for share-based compensation for the three months ended March 31, 2008.

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable

As of March 31, 2009	$679	$679
As of March 31, 2008	13,581	12,625

Intrinsic Value of Options Exercised

(in thousands of dollars)

For the three months ended

March 31, 2009	$26
March 31, 2008	1,026

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares

(in thousands of dollars)

Outstanding

As of March 31, 2009	$17,738
As of March 31, 2008	8,119

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

For the three months ended

March 31, 2009	$126
March 31, 2008	—

As of March 31, 2009, there was $22.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.2 years.

SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2009 this amount was not significant while for the three months ended March 31, 2008, the $0.3 million of excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted SFAS No. 123(R).

Historically, the majority of awards issued under these plans were stock options with service-type conditions. The Company began utilizing restricted stock awards with service-type conditions in its annual award grant in September 2007 and restricted stock unit awards with service-type and performance-based conditions in March 2009.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  As of March 31, 2009, there was $3.8 million of total unrecognized compensation cost related to non-vested stock option awards granted. There were no stock options granted during the first three months of 2009 or in 2008.

The following table summarizes the transactions, excluding restricted stock and restricted stock unit awards, under the Company’s equity compensation plans for the three months ended March 31, 2009:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2008	2,614,005	$44.63
Granted	—	—
Exercised	(4,300)	23.06
Canceled	(12, 273)	52.31
Options outstanding — March 31, 2009	2,597,432	$44.63	6.1	$679

Number of options exercisable	2,117,324	$42.52	5.6	$679

Restricted Stock and Restricted Stock Units

During the first quarter of 2009, the Company granted 182,781 shares of restricted stock awards and 206,474 restricted stock units (RSUs). The restricted stock granted vests three years from the date of the grant.  The RSUs granted vest on December 31, 2011, with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned.  The Company granted 23,500 shares of restricted stock and 24,000 RSUs during the three months ended March 31, 2008.  The majority of the RSUs granted in 2008 vest in four years from the grant date with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned.  As of March 31, 2009, there was $19.0 million of total unrecognized compensation cost related to non-vested restricted stock awards and RSUs granted. A summary of the status of the Company’s restricted stock award and RSU grants and changes during the first quarter of 2009 is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2008	257,054	$52.74
Granted	389,255	26.55
Vested	(4,331)	41.23
Canceled	(10,276)	41.98
Nonvested — March 31, 2009	631,702	$36.26	2.5	$17,738

4. Goodwill and Intangible Assets

As of March 31, 2009 and December 31, 2008, the Company’s Condensed Consolidated Balance Sheets reflects $314.2 million and $314.4 million, respectively, of goodwill and $66.7 million and $68.0 million in net intangible assets for the same respective periods.

The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions.  The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first quarter of 2009.  Amortization of intangible assets totaled $1.2 million for each three months ended March 31, 2009 and 2008. Accumulated amortization of intangible assets as of March 31, 2009 and December 31, 2008 totaled $12.6 million and $11.4 million, respectively.

5. 2009 Severance Charge

On January 27, 2009, the Company announced a plan to eliminate staff positions through an involuntary separation plan.  The severance charge included workforce reductions of 250 associates. The Company recorded a pre-tax charge of $3.4 million in the first quarter of 2009 for estimated severance pay and benefits, prorated bonuses, and outplacement costs.  This charge is included in “Warehousing, marketing and administrative expenses” on the Company’s Statements of Income. Cash outlays associated with the severance charge in the first quarter of 2009 totaled $1.1 million.  As of March 31, 2009, the Company had accrued liabilities for the severance charge of $2.3 million.

6.  Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Net income	$13,521	$21,316
Unrealized currency translation adjustment	(654)	330
Unrealized gain (loss) on interest rate swaps, net of tax	566	(8,632)
Minimum pension liability adjustments, net of tax	7,439	293
Minimum postretirement liability adjustments, net of tax	—	181
Total comprehensive income	$20,872	$13,488

7.              Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and restricted stock units are considered dilutive securities.  Stock options to purchase 0.1 million and 0.4 million shares of common stock were outstanding at March 31, 2009 and March 31, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income	$13,521	$21,316

Denominator:
Denominator for basic earnings per share - weighted average shares	23,707	23,940

Effect of dilutive securities:
Employee stock options and restricted stock	103	373

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	23,810	24,313

Net income per share:
Net income per share - basic	$0.57	$0.89
Net income per share - diluted	$0.57	$0.88

8.              Off-Balance Sheet Financing

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Prior Receivables Securitization Program” or the “Prior Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement which, among other things, increased the permitted size of the Prior Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables, and the maximum funding available under the Prior Program became $250 million.  On March 2, 2009, in preparation for entering into a new securitization program (see Note 9, “Debt” for more information on the new program), USI’s subsidiaries United Stationers Financial Services (“USFS”) and USS Receivables Company, Ltd. (“USSR”) terminated the Prior Program. The Prior Program typically had been the Company’s preferred source of floating rate financing, primarily because it generally carried a lower cost than other traditional borrowings.

Under the Prior Program, USSC sold, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially included all accounts receivable of Lagasse, Inc. and foreign operations) to USSR. USSR, in turn, ultimately transferred the eligible trade accounts receivable to a trust. The trust then sold investment certificates, which represented an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of J.P. Morgan Chase Bank, PNC Bank and Fifth Third Bank acted as funding agents. The funding agents, or their affiliates, provided standby liquidity funding to support the sale of the accounts receivable by USSR under 364-day liquidity facilities. The Prior Program provided for the possibility of other liquidity facilities that may have been provided by other commercial banks rated at least A-1/P-1.

Financial Statement Presentation

The Prior Program was accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under the Prior Program were excluded from accounts receivable in the Consolidated Financial Statements. As of December 31, 2008, the Company sold $23 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $23 million as of December 31, 2008 were excluded from the Consolidated Financial Statements. As discussed below, the Company retained an interest in the trust based on funding levels determined by USSR. The Company’s retained interest in the trust is included in the Condensed Consolidated Balance Sheets under the caption, “Accounts receivable and retained interest in receivables sold” For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Prior Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $0.2 million for the three months ended March 31, 2009, compared with $2.2 million for the same period of 2008. Proceeds from the collections under the Prior Program for the first quarter of 2009 and 2008 totaled $0.6 billion and $1.0 billion, respectively. All costs and/or losses related to the Prior Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

The Company maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability was recorded because the fees received for servicing the receivables approximated the related costs.

Retained Interest

USSR determined the level of funding achieved by the sale of trade accounts receivable under the Prior Program, subject to a maximum amount. It retained a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of the residual interest would be distributed to USSR upon payment in full of all amounts owed by USSR to the trust (and by the trust to its investors). The Company’s net retained interest on $350.9 million of trade receivables in the trust as of December 31, 2008 was $327.9 million. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Accounts receivable and retained interest in receivables sold.”

The Company measured the fair value of its retained interest throughout the term of the Prior Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 45 days; and (2) an assumed discount rate of 3% per annum, which approximated the Company’s interest cost on the Prior Program. In addition, the Company estimated and recorded an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximated fair value at year-end 2008. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during first quarter of 2009 were not material.

9.              Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007 Credit Agreement (as defined below), the 2007 Master Note Purchase Agreement (as defined below) and the 2009 Receivables Securitization Program (as defined below) contain restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of March 31, 2009	As of December 31, 2008
2007 Credit Agreement - Revolving Credit Facility	$210,700	$321,300
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$552,500	$663,100

As of March 31, 2009, 100% of the Company’s outstanding debt was priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the 2009 Receivables Securitization Program (the “2009 Program”). While the Company had primarily all of its outstanding debt based on LIBOR at March 31, 2009, the Company has hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  As of March 31, 2009, the overall weighted average effective borrowing rate of the Company’s debt was 4.4%.  At March 31, 2009 funding levels, a 50 basis point movement in interest rates would result in an annualized increase or decrease in interest expense of approximately $0.6 million, on a pre-tax basis, and ultimately upon cash flows from operations.

2009 Receivables Securitization Program

On March 3, 2009, USI entered into a $150 million accounts receivables securitization program (the “2009 Receivables Securitization Program” or the “2009 Program”) that replaced the Prior Receivables Securitization Program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the 2009 Program are USI, USSC, USFS, United Stationers Receivables, LLC (“USR”), Bank of America, National Association (“Bank of America”), PNC Bank, National Association (“PNC”), Enterprise Funding Company LLC (“Enterprise”), and Market Street Funding LLC (“Market Street” and, together with Bank of America, PNC and Enterprise, the “Investors”).  Enterprise is a multi-seller asset-backed commercial paper conduit administered by Bank of America.  Market Street is a multi-seller asset-backed commercial paper conduit administered by PNC. In connection with the 2009 Receivables Securitization Program, the parties entered into a number of agreements as of March 3, 2009, including:

•                  a Transfer and Administration Agreement among USSC, USFS, USR, Bank of America, PNC, Enterprise, and Market Street;

•                  a Receivables Sale Agreement between USSC and USFS;

•                  a Receivables Purchase Agreement between USFS and USR; and

•                  a Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS on an on-going basis all the customer accounts receivable and related rights originated by USSC.  Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its subsidiary USSR upon the termination of the Prior Program.  Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of Enterprise and Market Street.  The maximum investment to USR at any one time outstanding under the 2009 Program may not exceed $150 million. USFS will retain servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated.  The maturity date of the 2009 Program is November 23, 2013, subject to the Investors renewing their commitments as liquidity providers supporting the 2009 Program, which expire on November 23, 2009.

The receivables sold to Bank of America will remain on USI’s consolidated balance sheet, and amounts advanced to USR by Enterprise, Market Street, Bank of America, PNC or any successor Investor will be recorded as debt on USI’s consolidated balance sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of March 31, 2009, $412.6 million of receivables have been sold and no amounts have been advanced to USR.

The Transfer and Administration Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt. This agreement also contains additional covenants, requirements and events of default that are customary for this type of agreement, including the failure to make any required payments when due.

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

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt.  See Note 13, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of March 31, 2009 and December 31, 2008, the Company had outstanding letters of credit under the 2007 Credit Agreement of $19.4 million and $19.5 million, respectively. Approximately, $7.0 million of these letters of credit were used to guarantee the industrial development bond. The industrial development bond had $6.8 million outstanding as of March 31, 2009 and carried market-based interest rates.

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

The 2007 Credit Agreement and 2007 Note Purchase Agreement prohibit the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and impose other restrictions on the Company’s ability to incur additional debt. Those agreements also contain additional covenants, and requirements and events of default that are customary for those types of agreements, including the failure to pay principal or interest when due. The 2007 Credit Agreement, 2007 Note Purchase Agreement and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

10.       Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2008. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three months ended March 31, 2009 and 2008 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2009	2008
Service cost - benefit earned during the period	$392	$1,473
Interest cost on projected benefit obligation	2,010	1,932
Expected return on plan assets	(1,718)	(2,197)
Amortization of prior service cost	28	51
Amortization of actuarial loss	884	148
Net loss	1,596	1,407
Curtailment loss	182	—
Net periodic pension cost	$1,778	$1,407

	Postretirement Health Care Benefits
	For the Three Months Ended March 31,
	2009	2008
Service cost - benefit earned during the period	$56	$60
Interest cost on projected benefit obligation	55	52
Amortization of actuarial gain	(80)	(72)
Net periodic postretirement health care benefit cost	$31	$40

Effective March 1, 2009, the Company froze pension service benefits for employees not covered by collective bargaining agreements.  As a result, the Company incurred a curtailment loss of $0.2 million in the first quarter of 2009.  The Company also reduced the Pension Benefit Obligation (“PBO”) by $11.9 million as a result of this action.  The PBO reduction led to an $11.9 million reduction in the “Accrued pension benefits liability” and a corresponding increase in accumulated other comprehensive income, net of tax.

The Company did not make cash contributions to its pension plans during the first quarters of 2009 and 2008.  The Company expects to contribute $3.8 million to its non-union pension plan in 2009.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded an expense of $1.3 million for the Company match of employee contributions to the Plan during the first quarter ended March 31, 2009. During the same period last year, the Company recorded $1.4 million for the same match. Effective May 1, 2009, the Company temporarily suspended this Company match of employee contributions to the Plan for all exempt associates.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
Other Long-Term Assets, net:
Investment in deferred compensation	$2,894	$3,118
Long-term accounts receivable	5,450	5,261
Capitalized financing costs	2,498	2,116
Other	90	339
Total other long-term assets, net	$10,932	$10,834

Other Long-Term Liabilities:
Accrued pension benefits liability	$47,386	$59,183
Deferred rent	14,917	14,740
Accrued postretirement benefits liability	3,814	3,810
Deferred directors compensation	3,083	3,118
Restructuring and exit costs reserves	304	651
Interest rate swap liability	33,741	34,652
Long-term income tax liability	7,057	6,856
Other	1,905	2,154
Total other long-term liabilities	$112,207	$125,164

12. Accounting for Uncertainty in Income Taxes

At December 31, 2008, the Company had $8.0 million in gross unrecognized tax benefits.  At March 31, 2009, the gross unrecognized tax benefits decreased to $7.8 million due to expiring statutes of limitation, offset by uncertain tax positions related to the current year.  The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the quarter ended March 31, 2009 was not material. The Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 include $1.7 million accrued for the potential payment of interest and penalties.

As of March 31, 2009, the Company’s U.S. Federal income tax returns for 2005 and subsequent years remained subject to examination by tax authorities. In addition, the Company’s state income tax returns for 2001 and subsequent years remain subject to examination by state and local income tax authorities.

Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3.7 million.  These unrecognized tax benefits are currently accrued for in the Condensed Consolidated Balance Sheets.

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

Approximately 79% ($435 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at March 31, 2009.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of March 31, 2009 were as follows (in thousands):

As of March 31, 2009	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability(1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(14,032)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(14,958)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(4,751)

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements. If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of March 31, 2009, the Company would have been required to pay the aggregate fair value net liability of $33.7 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings.  The following table depicts the effect of these derivative instruments on the statement of income for the quarter ended March 31, 2009.

For the Three Months Ended March 31, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

November 2007 Swap Transaction	$(8,694)	Interest expense, net	$331

December 2007 Swap Transaction	(9,268)	Interest expense, net	225

March 2008 Swap Transaction	(2,943)	Interest expense, net	10

14. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including:

•                  the retained interest in accounts receivables sold under the Prior Receivables Securitization Program based on company determined inputs including an average collection cycle and assumed discount rate (see Note 8, “Off-Balance Sheet Financing” for further information and a detailed description of this asset); and

•                  interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 13, “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009 (in thousands):

	Fair Value Measurements as of March 31, 2009
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Interest rate swap liability	$33,741	$—	$33,741	$—

On March 2, 2009 in preparation for entering into a new securitization program (see Note 9, “Debt” for more information on the new program), USI’s subsidiaries United Stationers Financial Services (“USFS”) and USS Receivables Company, Ltd (“USSR”) terminated the Prior Receivables Securitization Program. As a result, the retained interest in receivables sold less allowance for doubtful accounts, measured at fair value in accordance with SFAS No. 140, was reduced from $327.9 million at December 31, 2008 to zero at March 31, 2009. The change in this Level 3 asset measured at fair value on a recurring basis for the three months ended March 31, 2009 (in thousands) is as follows:

Retained Interest
in Receivables Sold, Net

Balance as of December 31, 2008	$327,860
Net payments/sales	(326,741)
Realized losses	(1,119)
Balance as of March 31, 2009	$—

The realized losses associated with Level 3 assets relate to that portion of the Company’s bad debt expense related to the retained interest in receivables sold. This expense is reflected in the Company’s Condensed Consolidated Statements of Income under the caption “Warehousing, marketing and administrative expenses.”

The carrying amount of accounts receivable at March 31, 2009, including $412.6 million of receivables sold under the New Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis.  As of March 31, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Overview and Recent Results

The Company is North America’s largest broad line wholesale distributor of business products, with 2008 net sales of approximately $5.0 billion. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end consumers.

As reported in the Company’s press release dated April 30, 2009, month-to-date sales in April show a slight decline from the first quarter sales trends after adjusting for the negative impact of the Easter holiday which fell in April of this year as opposed to March of last year.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                  Continued challenging market conditions in the first quarter of 2009, driven by weakness in employment trends and manufacturing, had a negative effect on the Company’s sales. Total Company sales for the first quarter of 2009 were $1.12 billion, a decline of 9% per selling day. Sales were down in all product categories, except for janitorial/breakroom which remained at prior year levels. The recession has had the harshest impact on furniture sales which showed the steepest decline at 31% per selling day and industrial sales which declined 19% per selling day.

•                  The Company has set an objective to reduce costs as quickly as possible to align them with lower sales. As a result of the workforce reduction announced January 27, 2009, the Company incurred a charge of $3.4 million in the first quarter. The Company has also taken other aggressive steps to manage costs. These include the actions taken that target labor cost, discretionary spending, variable costs, as well as productivity improvements.

•                  Gross margin as a percent of sales for the first quarter of 2009 was 14.7%, flat with the first quarter of 2008. Gross margin in the first quarter was negatively affected by the sales decline and reduced purchase volumes which led to lower supplier allowances, as well as the de-leveraging effect of lower sales on occupancy costs. These declines were offset by higher inflation (net of LIFO impact), lower fuel costs and the impact of War on Waste (WOW2) projects on gross margin.

•                  Total operating expenses as a percent of sales for the first quarter of 2009 were 12.1 % compared to 11.2% for the same quarter of the prior year.  Excluding the $3.4 million severance charge noted above, operating expenses declined 5.6% to $132.0 million from $139.9 million.  Operating expenses were down as a result of the cost reduction actions taken in the first quarter of 2009, partially offset by an increase in bad debt provisions.  Operating expense as a percent of sales increased due to the deleveraging effect of lower sales and an increase in bad debts.

•                  Net cash provided by operating activities for the first quarter of 2009 was $115.8 million versus a use of $17.8 million at this time last year. Excluding the impact of accounts receivable sold, net cash provided by operating activities for the latest quarter was $138.8 million versus $45.2 million in the 2008 quarter. This increase in adjusted operating cash flows reflects a decrease in working capital as a result of management’s emphasis on aligning working capital with sales.

•                  During the first quarter of 2009, the Company entered into a new $150 million accounts receivable securitization program that was structured to maintain the related accounts receivable and debt on its balance sheet. In contrast, the previous securitization facility was structured for off-balance sheet treatment.

•                  Outstanding debt totaled $552.5 million at March 31, 2009 versus adjusted outstanding debt, including accounts receivable sold, of $726.9 million at March 31, 2008.  The $174.4 million reduction in adjusted debt was the result of the Company’s strong operating cash flows and brought the Company’s debt-to-total capitalization to 48.4% from 58.1%.

•                  No shares were repurchased in the first quarter of 2009. As of May 1, 2009, the Company has $100.9 million remaining of existing share repurchase authorization from the Board of Directors.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

Stock Repurchase Program

No shares were repurchased in the first quarter of 2009. During the first quarter of 2008, the Company repurchased 1.2 million shares at an aggregate cost of $67.5 million. At March 31, 2009, the Company had $100.9 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

During the first quarter of 2009, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended
	March 31,
	2009	2008

Net sales	100.0%	100.0%
Cost of goods sold	85.3	85.3
Gross margin	14.7	14.7

Operating expenses:
Warehousing, marketing and administrative expenses	12.1	11.2

Operating income	2.6	3.5

Interest expense, net	0.7	0.5
Other expense, net	0.0	0.2
Income before income taxes	1.9	2.8
Income tax expense	0.7	1.1

Net income	1.2%	1.7%

Adjusted Operating Income and Earnings Per Share

The following tables present Adjusted Operating Income and Earnings Per Share for the three-month periods ended March 31, 2009 and 2008 (in thousands, except per share data).  The tables show Adjusted Operating Income and Earnings per Share excluding the effects of the first quarter 2009 severance charge. Generally Accepted Accounting Principles (GAAP) require that the effect of this item be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding this item is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of this item to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the three months ended March 31,
	2009		2008
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$1,121,307	100.00%	$1,252,474	100.00%

Gross profit	$164,336	14.66%	$184,301	14.71%

Operating expenses	$135,452	12.08%	$139,895	11.17%
Severance charge	(3,354)	0.30%	—	0.00%
Adjusted operating expenses	$132,098	11.78%	$139,895	11.17%

Operating income	$28,884	2.58%	$44,406	3.54%
Operating expense item noted above	3,354	0.00%	—	0.00%
Adjusted operating income	$32,238	2.88%	$44,406	3.54%

Net income per share - diluted	$0.57		$0.88
Per share operating expense item noted above	0.09		—
Adjusted net income per share - diluted	$0.66		$0.88

Weighted average number of common shares - diluted	23,810		24,313

Results of Operations—Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Net Sales. Net sales for the first quarter of 2009 were $1.12 billion, down 9.1% per selling day compared with sales of $1.25 billion for the same three-month period of 2008, with one less selling day in the current quarter.  The following table summarizes net sales by product category for the three-month periods ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008 (1)
Technology products	$390	$426
Traditional office products (including cut-sheet paper)	315	348
Janitorial and breakroom supplies	249	253
Office furniture	88	130
Industrial supplies	58	72
Freight revenue	20	22
Other	1	1
Total net sales	$1,121	$1,252

(1)          Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications included: i) freight revenue from ORS Nasco is now included in the freight revenue line item rather than in the “Industrial supplies” product category, and ii) changes between several product categories due to several specific products being reclassified to different categories.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category in the first quarter of 2009 declined by approximately 7% per selling day versus the first quarter of 2008.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 35% of net sales for the first quarter of 2009.  The more discretionary products including printers, computer accessories and visual communication products saw significant declines while everyday consumables such as inkjet and laser printer cartridges continued to outperform the overall category.

Sales of traditional office supplies in the first quarter of 2009 declined by approximately 8% per selling day versus the first quarter of 2008. Traditional office supplies represented approximately 28% of the Company’s consolidated net sales for the first quarter of 2009. The decline in this category reflected declines in durable products such as business machines, boards and desk accessories, while cut-sheet paper sales, which typically earn lower margins, grew modestly.

Sales in the janitorial and breakroom supplies product category remained relatively flat, rising 0.3% per selling day in the first quarter of 2009 compared to the first quarter of 2008.  This category accounted for approximately 22% of the Company’s first quarter of 2009 consolidated net sales. Growth in “OfficeJan” sales, and ongoing success in converting direct sales to wholesale, helped offset an overall soft market even for this highly consumable category.

Office furniture sales in the first quarter of 2009 decreased by approximately 31% per selling day compared to the same three-month period of 2008. Office furniture accounted for 8% of the Company’s first quarter of 2009 consolidated net sales. Furniture continues to be hard-hit by the recession and sales declines were in line with the published results of the Company’s major furniture suppliers in their transactional furniture segments. The Company’s Alera private brand continued to outperform the balance of the Company’s overall furniture category.

Industrial supplies sales in the first quarter of 2009 declined 19% per selling day compared to the same prior year period. Sales of industrial supplies accounted for 5% of the Company’s net sales for the first quarter of 2009. This decline reflected the sudden and sharp drop in United States manufacturing, pipeline, and commercial construction activity, combined with de-stocking in the distributor channel.

The remaining 2% of the Company’s first quarter 2009 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first quarter of 2009 was $164.3 million, compared to $184.3 million in the first quarter of 2008. Despite the sales and margin dollars reductions, the Company’s first quarter gross margin rate of 14.7% was flat to the prior year quarter. Margin benefited from higher inflation, net of LIFO expense, which added about 60 basis points (bps), and lower freight costs of 26 bps.  This was offset by lower supplier allowances and purchase discounts of 60 bps driven by mix, volume, and management focus on reducing inventory levels. The de-leveraging impact of lower sales also negatively impacted the margin rate by 20 bps related to occupancy costs, which are primarily fixed.

Operating Expenses. Operating expenses for the first quarter of 2009 totaled $135.4 million, or 12.1% of net sales, compared with $139.9 million, or 11.2% of net sales in the first quarter of 2008. Included in the first quarter 2009 amount is $3.4 million or 0.3% of net sales for severance costs.  Adjusting for this, operating expenses were down 5.6% to $132.0 million or 11.8% of sales in the first quarter 2009.  The increase in operating expenses as a percentage of sales was due to higher bad debt provisions of 20 bps resulting from increased receivables aging and slower collections. The remainder of the operating expense ratio variance relates to the deleveraging of employee related costs of 45 bps. Such costs declined by $5.3 million in the quarter compared to the first quarter of 2008 due to various cost reduction actions and staff reductions that took place in the first quarter of 2009.

Interest Expense, net.  Interest expense for the first quarter of 2009 was $7.2 million, compared with $7.3 million for the same period in 2008. Interest expense for the first quarter of 2009 remained relatively flat with the prior year as higher average borrowings during the quarter were offset by reduced interest rates. During the first quarter of 2009, the Company terminated its then existing Prior Receivables Securitization Program (the “Prior Program”) which led to an increase in borrowings under the Company’s revolving credit facility.  This increase in debt as opposed to financing from receivables sold also contributed to the year-over-year increase in interest expense as the costs incurred under the Prior Program were recorded under “Other Expense, net”.

Other Expense, net. Other expense for the first quarter of 2009 was $0.2 million, compared with $2.2 million in the first quarter of 2008.  Other expense for both the first quarter of 2009 and 2008 primarily represents costs associated with the sale of certain trade accounts receivable through the Prior Program. During the first quarter of 2009, the Company entered into a new accounts receivable securitization program (the “2009 Receivables Securitization Program” or the “2009 Program”) that was structured to maintain the related accounts receivable and debt on its balance sheet with costs of 2009 Program now included within “Interest Expense, net”.  In contrast, the previous securitization facility was structured for off-balance sheet treatment with costs included in “Other Expense, net”.

Income Taxes. Income tax expense was $8.0 million for the first quarter of 2009, compared with $13.5 million for the same period in 2008. The Company’s effective tax rate for the first quarter of 2009 and 2008 was 37.1% and 38.9%, respectively. The decline reflects a favorable mix of income between states and lower tax contingencies partially offset by unfavorable changes to tax law in certain states.

Net Income. Net income for the first quarter of 2009 totaled $13.5 million, or $0.57 per diluted share, compared with net income of $21.3 million, or $0.88 per diluted share for the same three-month period in 2008.  Adjusted for the impact of the $3.4 million severance charge, first quarter 2009 diluted earnings per share were $0.66.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s off-balance sheet Receivables Securitization Programs, consisted of the following amounts (in thousands):

	As of	As of
	March 31, 2009	December 31, 2008
2007 Credit Agreement - Revolving Credit Facility	$210,700	$321,300
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	552,500	663,100
Accounts receivable sold (1)	—	23,000
Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	552,500	686,100
Stockholders’ equity	589,473	565,638
Total capitalization	$1,141,973	$1,251,738

Adjusted debt-to-total capitalization ratio	48.4%	54.8%

(1)             See discussion below under “Off-Balance Sheet Arrangements - Prior Receivables Securitization Program”

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (as provided in the above table as “Debt under GAAP”). Under GAAP, accounts receivable sold under the Company’s Prior Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivables sold to be a financing mechanism. The Company therefore believes it is helpful to provide readers of its financial statements with a measure (“adjusted debt”) that adds accounts receivable sold to debt and calculates adjusted debt-to-total capitalization on the same basis as an additional liquidity measure.  A reconciliation of these non-GAAP measures is provided in the table above.  Adjusted debt and the adjusted debt-to-total-capitalization ratio are provided as additional liquidity measures.

In accordance with GAAP, total debt outstanding at March 31, 2009 decreased by $110.6 million to $552.5 million from the balance at December 31, 2008. This resulted from a decrease in borrowings under the Revolving Credit Facility of the 2007 Credit Agreement. Adjusted debt as of March 31, 2009 decreased by $133.6 million from the balance at December 31, 2008 as a result of this decrease in borrowings under the Revolving Credit Facility and a $23 million decrease in the amount sold under the Company’s Prior Receivables Securitization Program. These reductions were made possible by increased operating cash flows in the quarter.

At March 31, 2009, the Company’s adjusted debt-to-total capitalization ratio was 48.4%, compared to 54.8% at December 31, 2008.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of March 31, 2009, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	150.0
Industrial Development Bond	6.8
Maximum financing available		$916.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	210.7
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	19.4
Industrial Development Bond	6.8
Total financing utilized		571.9
Available financing, before restrictions		344.9
Restrictive covenant limitation		45.7
Available financing as of March 31, 2009		$299.2

(1) The 2009 Receivables Securitization Program provides for maximum funding available of the lesser of $150 million or the total amount of eligible receivables.

The Credit Agreement, 2007 Note Purchase Agreement and Transfer and Administration Agreement prohibit the Company from exceeding a Leverage Ration of 3.25 to 1.00 and impose other restrictions on the Company’s ability to incur additional debt. These agreements also contain additional covenants, requirements and events of default that are customary for these types of agreements, including the failure to make any required payments when due. The 2007 Credit Agreement 2007 Note Purchase Agreement and the Transfer and Administration Agreement all contain cross-default provisions. As a result if an event of default occurs under any of those agreements the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the first quarter of 2009, there were no significant changes in contractual obligations from those disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Credit Agreement and Other Debt

On March 3, 2009, USI entered into a $150 million accounts receivables securitization program (the “2009 Receivables Securitization Program” or the “2009 Program”) that replaced the securitization program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the 2009 Program are USI, USSC, USFS, and United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (“Bank of America”), PNC Bank, National Association (“PNC”), Enterprise Funding Company LLC (“Enterprise”), and Market Street Funding LLC (“Market Street” and, together with Bank of America, PNC and Enterprise, the “Investors”).  In connection with the 2009 Program, the parties entered into a number of agreements as of March 3, 2009, including:

•                  a Transfer and Administration Agreement among USSC, USFS, USR, Bank of America, PNC, Enterprise, and Market Street;

•                  a Receivables Sale Agreement between USSC and USFS;

•                  a Receivables Purchase Agreement between USFS and USR; and

•                  a Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC.  Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its subsidiary USSR upon the termination of the Prior Program.  Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of Enterprise and Market Street.  The maximum investment to USR at any one time outstanding under the 2009 Program may not exceed $150 million. USFS will retain servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated.  The maturity date of the 2009 Program is November 23, 2013, subject to the Investors’ renewing their commitments as liquidity providers supporting the 2009 Program, which expire on November 23, 2009.

The receivables sold to Bank of America will remain on USI’s consolidated balance sheet, and amounts advanced to USR by Enterprise, Market Street, Bank of America, PNC or any successor Investor will be recorded as debt on USI’s consolidated balance sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of March 31, 2009, $412.6 million of receivables have been sold and no amounts have been advanced to USR.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement and its predecessor agreement of $19.4 million and $19.5 million as of March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009 funding levels (including amounts sold under the 2009 Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.6 million in interest expense and loss on the sale of certain accounts receivable, on a pre-tax basis, and ultimately upon cash flows from operations.

As of March 31, 2009, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

Off-Balance Sheet Arrangements — Prior Receivables Securitization Program

USSC maintained a third-party receivables securitization program (the “Prior Receivables Securitization Program” or the “Prior Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement, which, among other things, increased the permitted size of the Prior Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million.  On March 2, 2009, in preparation for entering into a new securitization program, USI’s subsidiaries United Stationers Financial Services (“USFS”) and USS Receivables Company, Ltd. (“USSR”) terminated the Prior Receivables Securitization Program. Under the Prior Program, USSC sold, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially include all accounts receivable of Lagasse, Inc. and foreign operations) to USSR. USSR, in turn, ultimately transferred the eligible trade accounts receivable to a trust. The trust then sold investment certificates, which represented an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. As of December 31, 2008, the Company sold $23 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the three-month periods ended March 31, 2009 and 2008 are summarized below (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Net cash provided by (used in) operating activities	$115,808	$(17,845)
Net cash used in investing activities	(1,964)	(8,007)
Net cash (used in) provided by financing activities	(110,574)	24,756

Cash Flow From Operations

Net cash provided by operating activities for the three months ended March 31, 2009 totaled $115.8 million, compared with net cash used in operating activities of $17.8 million in the same three-month period of 2008.  After excluding the impacts of accounts receivable sold under the Prior Receivables Securitization Program (see table below), the Company’s operating cash flows were $138.8 million and $45.2 million for the three months ended March 31, 2009 and 2008, respectively.

Adjusted operating cash flows for the first quarter of 2009 were favorably affected by two items.  First, a decline in inventories from December 31, 2008 of $108.1 million, as opposed to a decline of $74.8 million in the first quarter of 2008, resulted in a $33.3 million improvement in the first quarter of 2009 compared to 2008.  Inventories were down by about 11 percent versus the prior year quarter-end and 16 percent lower than year-end 2008. The Company maintained very high service levels for customers, and made opportunistic investment buys, while bringing inventories down as sales declined. Second, accounts payable balances were also unusually low at year-end 2008 resulting in less cash outflow for payables in the first quarter of 2009 versus the payment of $81.7 million in accounts payable in the first quarter of 2008.  Year-end 2008 payables balances were unusually low due to the timing of inventory investment buys in the fourth quarter of 2008.  This shift in timing of inventory investment buys coupled with lower purchasing activity in the first quarter of 2009 versus the same period last year resulted in less outflows of cash for payables and checks in-transit of $59.4 million.

Internally, the Company views accounts receivable sold through its Prior Receivables Securitization Program (the “Prior Program”) and the 2009 Receivables Securitization Program (the “2009 Program”), or collectively, the “Programs”, to be a financing mechanism based on the following considerations and reasons:

•                  During the first quarter of 2009, the company entered into the 2009 Program that was structured to maintain the related accounts receivable and debt on its balance sheet, with costs of the 2009 Program now included within “Interest Expense, net”.  In contrast, the Prior Program was structured for off-balance sheet treatment with costs included in “Other Expense, net”;

•                  The Prior Program historically was the Company’s preferred source of floating rate financing, primarily because it had generally carried a lower cost than other traditional borrowings;

•                  The 2009 Program is an alternate source of floating rate financing, that generally carries a lower cost than other traditional borrowings;

•                  The Programs’ characteristics are similar to those of traditional debt, including being securitized, having an interest component and being viewed as traditional debt by the Programs’ financial providers in determining capacity to support and service debt;

•                  The terms of the Programs are structured similarly to those in many revolving credit facilities, including provisions addressing maximum commitments, costs of borrowing, financial covenants and events of default;

•                  As with debt, the Company elects, in accordance with the terms of the Programs, how much is funded through the Programs at any given time;

•                  Provisions of the 2007 Credit Agreement and the 2007 Note Purchase Agreement aggregate true debt (including borrowings under the Credit Facility) together with the balance of accounts receivable sold under the Programs into the concept of “Consolidated Funded Indebtedness.”  This effectively treats the Programs as debt for purposes of requirements and covenants under those agreements; and

•                  For purposes of managing working capital requirements, the Company evaluates working capital before any sale of accounts receivables sold through the Programs to assess accounts receivable requirements and performance, on measures such as days outstanding and working capital efficiency.

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the three months ended March 31, 2009 and 2008 are provided below as an additional liquidity measure (in thousands):

	For the Three Months Ended March 31,
	2008	2007

Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$115,808	$(17,845)
Excluding the change in accounts receivable	23,000	63,000
Net cash provided by operating activities excluding the effects of receivables sold	$138,808	$45,155

Cash Flows From Financing Activities:
Net cash (used in) provided by financing activities	$(110,574)	$24,756
Including the change in accounts receivable sold	(23,000)	(63,000)
Net cash used in financing activities including the effects of receivables sold	$(133,574)	$(38,244)

Cash Flow From Investing Activities

Net cash used in investing activities for the first three months of 2009 was $2.0 million, compared to net cash used in investing activities of $8.0 million for the three months ended March 31, 2008. The decline primarily relates to the timing of capital projects. For 2009, the Company expects gross capital expenditures to be approximately $15 - $20 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2009 totaled $110.6 million, compared with a source of $24.8 million in the prior year period.  Strong operating cash flows in the first quarter of 2009 led to repayment of debt of $110.6 million while $90.9 million was borrowed in the first quarter of 2008. Cash outflows in the first quarter of 2008 also included $67.5 million of share repurchases.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first quarter of 2009 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of March 31, 2009, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of or incidental to its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 1A.           RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2008. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The Company did not repurchase any common stock during the first quarter of 2009.  As of March 31, 2009, the Company’s remaining authorized dollar values for common stock repurchases remained at $100.9 million, unchanged since December 31, 2008.

ITEM 6.                       EXHIBITS

(a)                      Exhibits

This Quarterly Report on Form 10-Q includes as exhibits certain documents that the Company has previously filed with the SEC. Such previously filed documents are incorporated herein by reference from the respective filings indicated in parentheses at the end of the exhibit descriptions (all made under the Company’s file number of 0-10653). Each of the management contracts and compensatory plans or arrangements included below as an exhibit is identified as such by a double asterisk at the end of the related exhibit description.

Exhibit No.	Description
3.1

Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the “2001 Form 10-K”))

3.2	Amended and Restated Bylaws of the Company, dated as of October 10, 2007 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 12, 2007)

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among the Company, Fleet National Bank (f/k/a BankBoston, N.A. and EquiServe Trust Company, N.A.) (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

10.1*

Transfer and Administration Agreement, dated as of March 3, 2009, by and among United Stationers Receivables, LLC (“USR”), United Stationers Supply Co. (“USSC”), United Stationers Financial Services LLC (“USFS”), Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, PNC Bank, National Association and the other alternate investors from time to time parties thereto

10.2*	Receivables Sale Agreement, dated as of March 3, 2009, by and between USSC and USFS

10.3*	Receivables Purchase Agreement, dated as of March 3, 2009, by and between USFS and USR

10.4*	Performance Guarantee, dated as of March 3, 2009, by and among the Company and in favor of USR

10.5

United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, effective January 1, 2009 ** (Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 (the “2009 Form 10-K”))

10.6	United Stationers Supply Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009** (Exhibit 10.34 to the 2009 Form 10-K)

10.7	Medical Executive Reimbursement Program, as in effect as of January 1, 2009** (Exhibit 10.35 to the 2009 Form 10-K)

10.8	United Stationers Inc. and Subsidiaries Amended and Restated Management Incentive Plan, effective January 1, 2009** (Exhibit 10.42 to the 2009 Form 10-K)

10.9	United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan effective as of January 1, 2009 (“LTIP)** (Exhibit 10-43 to the 2009 Form 10-K)

10.10*	Form of Restricted Stock Unit Award Agreement for grants of restricted stock unit awards to employees under the LTIP **

31.1*	Certification of Chief Executive Officer, dated as of May 7, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of May 7, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 7, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* -             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: May 7, 2009	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)