Form 10-Q
period 2009-06-30
UNITED STATIONERS INC
filed 2009-08-07
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes  ☐  No  ☐

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

Yes  ☐  No  ☒

On July 30, 2009, the registrant had outstanding 23,726,274 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(Unaudited)

	As of June 30, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$57,978	$10,662
Accounts receivable and retained interest in receivables sold, less allowance for doubtful accounts of $35,617 in 2009 and $32,544 in 2008	595,612	610,210
Inventories	519,039	680,516
Other current assets	24,029	33,857
Total current assets	1,196,658	1,335,245

Property, plant and equipment, at cost	414,207	411,152
Less - accumulated depreciation and amortization	275,773	258.138
Net property, plant and equipment	138,434	153,014

Intangible assets, net	65,501	67,982
Goodwill	314,222	314,441
Other	11,375	10,834
Total assets	$1,726,190	$1,881,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$374,044	$341,084
Accrued liabilities	152,625	186,530
Total current liabilities	526,669	527,614

Deferred income taxes	3,447	—
Long-term debt	471,800	663,100
Other long-term liabilities	104,385	125,164
Total liabilities	1,106,301	1,315,878

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 shares in 2009 and 2008	3,722	3,722
Additional paid-in capital	383,722	382,721
Treasury stock, at cost - 13,502,541 shares in 2009 and 13,687,843 shares in 2008	(707,891)	(712,944)
Retained earnings	991,768	957,089
Accumulated other comprehensive loss	(51,432)	(64,950)
Total stockholders’ equity	619,889	565,638
Total liabilities and stockholders’ equity	$1,726,190	$1,881,516

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$1,159,195	$1,251,335	$2,280,502	$2,503,809
Cost of goods sold	995,782	1,069,312	1,952,753	2,137,485

Gross profit	163,413	182,023	327,749	366,324

Operating expenses:
Warehousing, marketing and administrative expenses	122,173	138,806	257,625	278,701

Operating income	41,240	43,217	70,124	87,623

Interest expense, net	6,949	6,442	14,129	13,743

Other expense, net	—	1,992	204	4,233

Income before income taxes	34,291	34,783	55,791	69,647

Income tax expense	13,133	13,309	21,112	26,857

Net income	$21,158	$21,474	$34,679	$42,790

Net income per share - basic:
Net income per share - basic	$0.91	$0.92	$1.49	$1.81
Average number of common shares outstanding - basic	23,324	23,396	23,320	23,668

Net income per share - diluted:
Net income per share - diluted	$0.88	$0.91	$1.45	$1.79
Average number of common shares outstanding - diluted	23,952	23,659	23,839	23,968

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Cash Flows From Operating Activities:
Net income	$34,679	$42,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,813	22,520
Share-based compensation	5,861	4,386
Asset impairment charge	—	6,727
Loss (gain) on the disposition of property, plant and equipment	25	(4,759)
Amortization of capitalized financing costs	462	515
Excess tax benefits related to share-based compensation	(57)	(323)
Deferred income taxes	(7,429)	(2,757)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and retained interest in receivables sold, net	14,566	(23,951)
Decrease in inventory	161,671	72,157
Decrease in other assets	9,840	5,509
Increase in accounts payable	44,157	9,673
Decrease in checks in-transit	(11,113)	(21,125)
Decrease in accrued liabilities	(30,712)	(35,987)
Increase (decrease) in other liabilities	189	(12,411)
Net cash provided by operating activities	242,952	62,964

Cash Flows From Investing Activities:
Capital expenditures	(4,756)	(19,762)
ORS Nasco acquisition purchase price adjustment	—	360
Proceeds from the disposition of property, plant and equipment	95	9,707
Net cash used in investing activities	(4,661)	(9,695)

Cash Flows From Financing Activities:
Net (repayments) borrowings under Revolving Credit Facility	(191,300)	15,800
Net proceeds from the exercise of stock options	315	1,026
Acquisition of treasury stock, at cost	—	(67,505)
Excess tax benefits related to share-based compensation	57	323
Payment of debt issuance costs	(51)	(256)
Net cash used in financing activities	(190,979)	(50,612)

Effect of exchange rate changes on cash and cash equivalents	4	11
Net change in cash and cash equivalents	47,316	2,668
Cash and cash equivalents, beginning of period	10,662	21,957
Cash and cash equivalents, end of period	$57,978	$24,625

Other Cash Flow Information:
Income tax payments, net	$15,404	$30,864
Interest paid	12,425	13,306
Loss on the sale of accounts receivable	652	4,280

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2008, which was derived from the December 31, 2008 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

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

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is a leading wholesale distributor of business products, with net sales for the trailing 12 months of $4.8 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end-consumers.

Common Stock Repurchase

As of June 30, 2009, the Company had $100.9 million remaining of Board authorizations to repurchase USI common stock. There were no share repurchases in the first six months of 2009.  During the six-month period ended June 30, 2008, the Company repurchased 1.2 million shares of common stock at a cost of $67.5 million, with all such activity occurring in the first quarter of 2008.  A summary of total shares repurchased under the Company’s share repurchase authorizations is as follows (dollars in millions, except share data):

	Share Repurchases History
	Cost		Shares
Authorizations:
2008 Authorizations ($100.0 million remaining)		$100.0
2007 Authorizations ($0.9 million remaining)		400.0
2002 to 2006 Authorizations (completed)		325.0

Repurchases:
2008 repurchases	$(67.5)		1,233,832
2007 repurchases	(383.3)		6,561,416
2002 to 2006 repurchases	(273.3)		6,352,578
Total repurchases		(724.1)	14,147,826
Remaining repurchase authorized at June 30, 2009		$100.9

Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the six months ended June 30, 2009 and 2008, the Company reissued 186,761 and 54,899 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $53.5 million and $91.8 million as of June 30, 2009 and December 31, 2008, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

In the second quarter of 2009, approximately 16% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 84% of the Company’s annual supplier allowances and incentives in the second quarter of 2009 were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $45.9 million and $62.1 million as of June 30, 2009 and December 31, 2008, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of June 30, 2009, the Company is not a party to any capital leases.

Inventories

Inventory valued under the last-in, first-out (“LIFO”) accounting method constituted approximately 78% and 81% of total inventory as of June 30, 2009 and December 31, 2008, respectively. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $86.6 million and $84.7 million higher than reported as of June 30, 2009 and December 31, 2008, respectively. The increase in the LIFO reserve, which increased cost of sales by $1.9 million, was net of a $13.2 million offset for estimated inventory decrements.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  As of June 30, 2009 and December 31, 2008, outstanding checks totaling $28.1 million and $39.2 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

All highly-liquid investments with original maturities of three months or less are considered to be short-term investments.  Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value.

	As of June 30, 2009	As of December 31, 2008
Cash	$25,878	$10,662
Short-term investments	32,100	—
Total cash and cash equivalents	$57,978	$10,662

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. The total costs are as follows (in thousands):

	As of June 30, 2009	As of December 31, 2008
Capitalized software development costs	$53,295	$57,706
Write-off of capitalized software development costs	—	(6,735)
Accumulated amortization	(39,068)	(36,498)
Net capitalized software development costs	$14,227	$14,473

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on the Company’s financial position and/or its results of operations.

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

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends SFAS No. 142, Goodwill and Other Intangible Assets in an effort to better align the useful life of a recognized intangible asset for provisions of SFAS No. 142 to the period of expected future cash flows, as used to determine the asset’s fair value, in accordance with SFAS No. 141 (revised 2007), Business Combinations.  The Statement is effective for fiscal years beginning after December 15, 2008 and requires disclosure of an entity’s intent and ability to renew and/or extend the useful life of recognized intangibles as well as its accounting treatment of related costs (see Note 4, “Goodwill and Intangible Assets”).  In addition, the Statement also requires that entities develop useful life renewal or extension assumptions, either upon its own historical experience or, in such an absence, that which market participants would use, and to incorporate those assumptions into the entity’s determination of newly acquired intangible asset fair values.  The adoption of FSP 142-3 on January 1, 2009 did not have an impact on the Company’s financial position and/or its results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this FSP are retrospective. The adoption of this FSP on January 1, 2009 did not have a material impact on the Company’s financial position and/or its results of operations.

In March 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP for the period ending June 30, 2009 did not have a material effect on the Company’s financial position and/or results of operations.

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP for the period ending June 30, 2009 did not have a material effect on the Company’s financial position and/or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). The new standard is intended to improve disclosure of significant events that occur after the interim and/or annual financial statement date as well as to specify a time period through which management has included analysis of such subsequent events.  SFAS No. 165 is effective for all interim and annual periods beginning on or after June 15, 2009. Accordingly, the Company adopted this Statement during the second quarter of 2009. The Company has evaluated subsequent events through August 4, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”).  The new standard is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  Also, in June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Statement 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Statements 166 and 167 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. Management is in the process of evaluating the impact these statements will have on the Company’s financial position and/or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). The Codification will become the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial position and/or its results of operations.

3. Share-Based Compensation

Overview

As of June 30, 2009, the Company has two active equity compensation plans under which stock based awards are issued. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 182,781 shares of restricted stock and 206,474 restricted stock units (RSUs) under the LTIP during the first six months of 2009 with all such activity in the first quarter of 2009. The Company did not grant stock options under the LTIP during 2009.

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

Accounting For Share-Based Compensation

The Company recorded pre-tax expense of $3.0 million ($1.8 million after-tax), or $0.08 per basic and diluted share, for share-based compensation in the second quarter of 2009. During the second quarter of  2008, the Company recorded $2.1 million ($1.3 million after-tax), or $0.06 per basic and diluted share, for share-based compensation.  The Company recorded $5.9 million of share-based compensation expense, before taxes, for the first six months of 2009 ($3.6 million after-tax), or $0.16 per basic and $0.15 per diluted share.  During the same period last year, the Company recorded pre-tax expense of $4.4 million ($2.7 million after-tax), or $0.11 per basic and diluted share for share-based compensation.

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable

As of June 30, 2009	$2,155	$2,155
As of June 30, 2008	2,943	2,943

Intrinsic Value of Options Exercised

(in thousands of dollars)

	For the three months ended	For the six months ended

June 30, 2009	$123	$149
June 30, 2008	—	1,026

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares

(in thousands of dollars)

Outstanding

As of June 30, 2009	$21,801
As of June 30, 2008	6,167

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

	For the three months ended	For the six months ended

June 30, 2009	$3	$129
June 30, 2008	—	—

As of June 30, 2009, there was $19.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.0 years.

SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2009 this amount was not significant, while for the six months ended June 30, 2008, the $0.3 million of excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted SFAS No. 123(R).

Historically, the majority of awards issued under these plans were stock options with service-type conditions. The Company began utilizing restricted stock awards with service-type conditions in its annual award grant in September 2007 and restricted stock unit awards with service-type and performance-based conditions in March 2008.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  As of June 30, 2009, there was $2.7 million of total unrecognized compensation cost related to non-vested stock option awards granted. There were no stock options granted during the first six months of 2009 or 2008.

The following table summarizes the transactions, excluding restricted stock and restricted stock unit awards, under the Company’s equity compensation plans for the six months ended June 30, 2009:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2008	2,614,005	$44.63
Granted	—	—
Exercised	(14,017)	23.78
Canceled	(59,735)	47.10
Options outstanding — June 30, 2009	2,540,253	$44.69	5.9	$2,155

Number of options exercisable	2,066,353	$42.57	5.4	$2,155

Restricted Stock and Restricted Stock Units (Restricted Shares, collectively)

During the first six months of 2009, the Company granted 182,781 shares of restricted stock awards and 206,474 restricted stock units (RSUs). The restricted stock granted vests three years from the date of the grant.  The RSUs granted vest on December 31, 2011, with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned.  The Company granted 23,500 shares of restricted stock and 24,000 RSUs during the six months ended June 30, 2008, with all such activity in the first quarter of 2008.  The majority of the RSUs granted in 2008 vest in four years from the grant date with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned.  As of June 30, 2009, there was $16.8 million of total unrecognized compensation cost related to non-vested restricted stock awards and RSUs granted. A summary of the status of the Company’s restricted stock award and RSU (restricted shares, collectively) grants and changes during the first six months of 2009 is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2008	257,054	$52.74
Granted	389,255	26.55
Vested	(4,415)	41.56
Canceled	(16,872)	41.20
Nonvested – June 30, 2009	625,022	$36.22	2.3	$21,801

4. Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year.  Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2008. The Company did not consider there to be any triggering event during the three- and six-month periods ended June 30, 2009 that would require an interim impairment assessment.  As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the three- and six-month periods ended June 30, 2009.

As of June 30, 2009 and December 31, 2008, the Company’s Condensed Consolidated Balance Sheets reflects $314.2 million and $314.4 million of goodwill, respectively, and $65.5 million and $68.0 million in net intangible assets for the same respective periods.

The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions.  The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first six months of 2009.  Amortization of intangible assets totaled $1.3 million and $2.5 million for the three and six months ended June 30, 2009, respectively.  During the same three- and six-month periods of 2008, amortization of intangible assets totaled $1.1 million and $2.3 million, respectively.  Accumulated amortization of intangible assets as of June 30, 2009 and December 31, 2008 totaled $13.9 million and $11.4 million, respectively.

5. 2009 Severance Charge

On January 27, 2009, the Company announced a plan to eliminate staff positions through an involuntary separation plan.  The severance charge included workforce reductions of 250 associates. The Company recorded a pre-tax charge of $3.4 million in the first quarter of 2009 for estimated severance pay and benefits, prorated bonuses, and outplacement costs.  This charge is included in “Warehousing, marketing and administrative expenses” on the Company’s Statements of Income. Cash outlays associated with the severance charge in the three and six months ended June 30, 2009 totaled $1.0 million and $2.1 million, respectively.  As of June 30, 2009, the Company had accrued liabilities for the severance charge of $1.3 million.

6.  Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008

Net income	$21,158	$21,474	$34,679	$42,790
Unrealized foreign currency translation adjustment	1,167	570	513	900
Unrealized gain - interest rate swaps, net of tax	5,000	10,578	5,566	1,946
Minimum pension liability adjustment, net of tax	—	—	7,439	293
Minimum postretirement liability, net of tax	—	—	—	181
Total comprehensive income	$27,324	$32,622	$48,197	$46,110

7.              Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, non-vested restricted stock and restricted stock units are considered dilutive securities.  Stock options to purchase 2.3 million shares of common stock were outstanding for both the three- and six-month periods ended June 30, 2009, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  The amount of the antidilutive options for the three- and six-month periods ended June 30, 2008 were 1.6 million and 1.0 million shares, respectively.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income	$21,158	$21,474	$34,679	$42,790

Denominator:
Denominator for basic earnings per share - weighted average shares	23,324	23,396	23,320	23,668

Effect of dilutive securities:
Employee stock options and restricted shares	628	263	519	300

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	23,952	23,659	23,839	23,968

Net income per share:
Net income per share - basic	$0.91	$0.92	$1.49	$1.81
Net income per share - diluted	$0.88	$0.91	$1.45	$1.79

8.              Off-Balance Sheet Financing

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Prior Receivables Securitization Program” or the “Prior Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement which, among other things, increased the permitted size of the Prior Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables, and the maximum funding available under the Prior Program became $250 million.  On March 2, 2009, in preparation for entering into a new securitization program (see Note 9, “Debt” for more information on the new program), USI’s subsidiaries United Stationers Financial Services (“USFS”) and USS Receivables Company, Ltd. (“USSRC”) terminated the Prior Program. The Prior Program typically had been the Company’s preferred source of floating rate financing, primarily because it generally carried a lower cost than other traditional borrowings.

Under the Prior Program, USSC sold, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially included all accounts receivable of Lagasse, Inc. and foreign operations) to USSRC. USSRC, in turn, ultimately transferred the eligible trade accounts receivable to a trust. The trust then sold investment certificates, which represented an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. Affiliates of J.P. Morgan Chase Bank, PNC Bank and Fifth Third Bank acted as funding agents. The funding agents, or their affiliates, provided standby liquidity funding to support the sale of the accounts receivable by USSRC under 364-day liquidity facilities. The Prior Program provided for the possibility of other liquidity facilities that may have been provided by other commercial banks rated at least A-1/P-1.

Financial Statement Presentation

The Prior Program was accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade accounts receivable sold under the Prior Program were excluded from accounts receivable in the Consolidated Financial Statements. As of December 31, 2008, the Company sold $23 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $23 million as of December 31, 2008 were excluded from the Consolidated Financial Statements. As discussed below, the Company retained an interest in the trust based on funding levels determined by USSRC. The Company’s retained interest in the trust is included in the Condensed Consolidated Balance Sheets under the caption, “Accounts receivable and retained interest in receivables sold” For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Prior Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $2.0 million for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, losses recognized on the sale of accounts receivable totaled $0.2 million and $4.2 million, respectively. Proceeds from the collections under the Prior Program for the three months ended June 30, 2008 totaled $0.9 billion. Such proceeds for the six months ended June 30, 2009 and 2008 totaled $0.6 billion and $1.9 billion, respectively. All costs and/or losses related to the Prior Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

The Company maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability was recorded because the fees received for servicing the receivables approximated the related costs.

Retained Interest

USSRC determined the level of funding achieved by the sale of trade accounts receivable under the Prior Program, subject to a maximum amount. It retained a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of the residual interest would be distributed to USSRC upon payment in full of all amounts owed by USSRC to the trust (and by the trust to its investors). The Company’s net retained interest on $350.9 million of trade receivables in the trust as of December 31, 2008 was $327.9 million. The Company’s retained interest in the trust is included in the Consolidated Financial Statements under the caption, “Accounts receivable and retained interest in receivables sold.”

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

Long-term debt consisted of the following amounts (in thousands):

	As of June 30, 2009	As of December 31, 2008
2007 Credit Agreement - Revolving Credit Facility	$130,000	$321,300
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$471,800	$663,100

As of June 30, 2009, 100% of the Company’s outstanding debt was priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the 2009 Receivables Securitization Program (the “2009 Program”). While the Company had primarily all of its outstanding debt based on LIBOR at June 30, 2009, the Company had hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  As of June 30, 2009, the overall weighted average effective borrowing rate of the Company’s debt was 4.8%.  At June 30, 2009 funding levels, a 50 basis point movement in interest rates would result in an annualized increase or decrease in interest expense of approximately $0.2 million, on a pre-tax basis, and ultimately upon cash flows from operations.

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

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC.  Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its subsidiary USSRC upon the termination of the Prior Program.  Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of Enterprise and Market Street.  The maximum investment to USR at any one time outstanding under the 2009 Program may not exceed the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves. USFS will retain servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated.  The maturity date of the 2009 Program is November 23, 2013, subject to the Investors renewing their commitments as liquidity providers supporting the 2009 Program, which expire on November 23, 2009.

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Market Street, Bank of America, PNC or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of June 30, 2009, the Condensed Consolidated Balance Sheet included $416.9 million of receivables related to this 2009 Program and no amounts have been advanced to USR.

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

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of June 30, 2009 and December 31, 2008, the Company had outstanding letters of credit under the 2007 Credit Agreement of $19.4 million and $19.5 million, respectively.  Approximately, $7.0 million of these letters of credit were used to guarantee the industrial development bond. The industrial development bond had $6.8 million outstanding as of June 30, 2009 and carried market-based interest rates.

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

The 2007 Credit Agreement and 2007 Note Purchase Agreement prohibit the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and impose other restrictions on the Company’s ability to incur additional debt. Those agreements also contain additional covenants, requirements and events of default that are customary for those types of agreements, including the failure to pay principal or interest when due. The 2007 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions.  As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

10.          Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2008. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and six months ended June 30, 2009 and 2008 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Service cost - benefit earned during the period	$861	$1,480	$1,253	$2,953
Interest cost on projected benefit obligation	2,036	1,932	4,046	3,864
Expected return on plan assets	(1,718)	(2,197)	(3,436)	(4,395)
Amortization of prior service cost	28	51	56	103
Amortization of actuarial loss	715	148	1,599	297
Net loss	1,922	1,414	3,518	2,822
Curtailment loss	—	—	182	—
Net periodic pension cost	$1,922	$1,414	$3,700	$2,822

	Postretirement Healthcare
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Service cost - benefit earned during the period	$56	$69	$112	$129
Interest cost on projected benefit obligation	55	60	110	112
Amortization of actuarial gain	(80)	(84)	(160)	(156)
Net periodic postretirement healthcare benefit cost	$31	$45	$62	$85

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

The Company made cash contributions of $3.8 million and $16.2 million to its pension plans for the six months ended June 30, 2009 and 2008, respectively.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $0.8 million and $2.0 million for the Company match of employee contributions to the Plan for the three- and six-month periods ended June 30, 2009. During the same periods last year, the Company recorded $1.3 million and $2.7 million for the same match. Effective May 1, 2009, the Company temporarily suspended this Company match of employee contributions to the Plan for all exempt associates.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	As of June 30, 2009	As of December 31, 2008
Other Long-Term Assets, net:
Investment in deferred compensation	$3,449	$3,118
Long-term accounts receivable	5,412	5,261
Capitalized financing costs	2,471	2,116
Other	43	339
Total other long-term assets, net	$11,375	$10,834

Other Long-Term Liabilities:
Accrued pension benefits liability	$47,386	$59,183
Deferred rent	15,617	14,740
Accrued postretirement benefits liability	3,805	3,810
Deferred directors compensation	3,454	3,118
Restructuring and exit costs reserves	171	651
Interest rate swap liability	25,663	34,652
Long-term income tax liability	6,509	6,856
Other	1,780	2,154
Total other long-term liabilities	$104,385	$125,164

12. Accounting for Uncertainty in Income Taxes

At December 31, 2008, the Company had $8.0 million in gross unrecognized tax benefits.  At June 30, 2009, the gross unrecognized tax benefits decreased to $7.9 million due to expiring statutes of limitation, offset by uncertain tax positions related to the current year.  The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the quarter ended June 30, 2009 was not material. The Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 include $1.9 million and $1.7 million, respectively, accrued for the potential payment of interest and penalties.

As of June 30, 2009, the Company’s U.S. Federal income tax returns for 2005 and subsequent years remained subject to examination by tax authorities. In addition, the Company’s state income tax returns for 2001 and subsequent years remain subject to examination by state and local income tax authorities.

Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.2 million.  These unrecognized tax benefits are currently accrued for in the Condensed Consolidated Balance Sheets.

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

On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed-rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating-rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction has an effective date of January 15, 2008 and a termination date of January 15, 2013. Notwithstanding the terms of the November 2007 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

Subsequently, on December 20, 2007, USSC entered into another interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC is required to make quarterly fixed-rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty is obligated to make quarterly floating-rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction has an effective date of December 21, 2007 and a termination date of June 21, 2012. Notwithstanding the terms of the December 2007 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the March 2008 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $100 million of LIBOR based interest rate risk. Under the terms of the March 2008 Swap Transaction, USSC is required to make quarterly fixed-rate payments to the counterparty calculated based on a notional amount of $100 million at a fixed rate of 3.212%, while the counterparty is obligated to make quarterly floating-rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The March 2008 Swap Transaction had an effective date of March 31, 2008 and a termination date of June 29, 2012. Notwithstanding the terms of the March 2008 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

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

Approximately 92% ($435 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at June 30, 2009.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of June 30, 2009 were as follows (in thousands):

As of June 30, 2009	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(10,746)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(11,641)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(3,276)

(1)          These interest rate derivatives qualify for hedge accounting.  Therefore, the fair value of each interest rate derivative is included in the Company’s Condensed Consolidated Balance Sheets as a component of “Other long-term liabilities” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.  Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements.  If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of June 30, 2009, the Company would have been required to pay the aggregate fair value net liability of $25.7 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings.  The following table depicts the effect of these derivative instruments on the statement of income for the three- and six-month periods ended June 30, 2009.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2008	At June 30, 2009	Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
November 2007 Swap Transaction	$(9,025)	$(6,660)	Interest expense, net	$2,034	$2,365

December 2007 Swap Transaction	(9,493)	(7,215)	Interest expense, net	2,053	2,278

March 2008 Swap Transaction	(2,953)	(2,030)	Interest expense, net	913	923

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

SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•                  Level 1 — Quoted market prices in active markets for identical assets or liabilities;

•                  Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

•                  Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company which reflect those that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009 (in thousands):

	Fair Value Measurements as of June 30, 2009
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$25,663	$—	$25,663	$—

On March 2, 2009, in preparation for entering into a new securitization program (see Note 9, “Debt” for more information on the new program), USI’s subsidiaries United Stationers Financial Services (“USFS”) and USS Receivables Company, Ltd. (“USSRC”) terminated the Prior Receivables Securitization Program. As a result, the retained interest in receivables sold, less allowance for doubtful accounts, measured at fair value in accordance with SFAS No. 140, was reduced from $327.9 million at December 31, 2008 to zero at June 30, 2009.  The change in this Level 3 asset measured at fair value on a recurring basis for the six months ended June 30, 2009 (in thousands) is as follows:

Retained Interest
in Receivables Sold, Net

Balance as of December 31, 2008	$327,860
Net payments/sales	(326,741)
Realized losses	(1,119)
Balance as of June 30, 2009	$—

The realized losses associated with Level 3 assets relate to that portion of the Company’s bad debt expense related to the retained interest in receivables sold. This expense is reflected in the Company’s Condensed Consolidated Statements of Income under the caption “Warehousing, marketing and administrative expenses.”

The carrying amount of accounts receivable at June 30, 2009, including $416.9 million of receivables sold under the New Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis.  As of June 30, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

Overview and Recent Results

The Company is a leading wholesale distributor of business products, with 2008 net sales of approximately $5.0 billion. The Company sells its products through a national distribution network of 67 distribution centers to approximately 30,000 resellers, who in turn sell directly to end consumers.

As reported in the Company’s press release dated July 30, 2009, month-to-date sales in July showed continued modest improvement on a sequential quarter basis, and were down approximately 5% from the prior year.  Nonetheless, as employment and manufacturing trends continue to deteriorate, the Company expects to encounter some pressure on the top line in the second half of 2009.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                  While the rate of sales decline in the second quarter of 2009 improved sequentially from the first quarter, weak macro-economic conditions, including weakness in employment trends and manufacturing, had a negative effect on the Company’s sales. Sales for the second quarter of 2009 were $1.16 billion, a decline of 7.4% from the same period in the prior year.   Sales rose in the janitorial/breakroom category, but were lower in all other categories versus the prior year quarter.

•                  Gross margin as a percent of sales for the second quarter of 2009 was 14.1%, down 44 basis points from the second quarter of 2008. Gross margin in the second quarter reflected downward pressure from a lower margin sales mix and a decline in supplier allowances and purchase discounts resulting from lower purchase volumes.  Significantly lower fuel costs combined with cost reduction actions and modestly favorable inventory-related items partially offset these pressures.

•                  Operating expenses as a percent of sales for the second quarter of 2009 were 10.5 % compared to 11.1% for the same quarter of the prior year.  Operating expenses in the 2008 quarter were 10.9% of sales after excluding a net charge of $2.0 million from an asset impairment of capitalized software development costs partially offset by a gain on the sale of the Company’s former headquarters building.  Operating expenses were down as a result of the cost reduction actions taken in payroll, bonus, travel, professional services, and distribution-related costs.  These savings were partially offset by an increase in bad debt provisions related to continued weak economic conditions.  However, the bad debt reserves increased at a lower rate than in the first quarter of 2009.

•                  Net cash provided by operating activities for the first six months of 2009 was $243.0 million versus $63.0 million in the same period last year. Excluding the impact of accounts receivable sold, net cash provided by operating activities for the latest quarter was $266.0 million versus $61.0 million in the 2008 quarter. The increase in operating cash flows for the first half of 2009 was driven by reductions in working capital requirements which are not expected to repeat in the second half of 2009.

•                  Outstanding debt totaled $471.8 million at June 30, 2009 versus adjusted outstanding debt, including accounts receivable sold, of $716.8 million at June 30, 2008.  The $245.0 million reduction in adjusted debt was the result of the Company’s strong operating cash flows and brought the Company’s debt-to-total capitalization to 43.2% at June 30, 2009 from 56.2% at June 30, 2008. The decline in adjusted debt led to a reduction in interest and other expense of $1.5 million from the prior year quarter.

•                  No shares were repurchased in the first six months of 2009. As of July 30, 2009, the Company had $100.9 million remaining of existing share repurchase authorization from the Board of Directors.

•                  During the first quarter of 2009, the Company entered into a new accounts receivable securitization program (the “2009 Receivables Securitization Program” or the “2009 Program”) that was structured to maintain the related accounts receivable and debt on its balance sheet with costs of this 2009 Program now included within “Interest Expense, net”.  In contrast, the previous securitization facility was structured for off-balance sheet treatment with costs included in “Other Expense, net”.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

Stock Repurchase Program

No shares were repurchased in the first six months of 2009. During the first six months of 2008, the Company repurchased 1.2 million shares at an aggregate cost of $67.5 million with all such activity occurring in the first quarter of 2008. At June 30, 2009, the Company had $100.9 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

During the second quarter of 2009, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.90	85.46	85.63	85.37
Gross margin	14.10	14.54	14.37	14.63

Operating expenses
Warehousing, marketing and administrative expenses	10.54	11.09	11.15	11.13
Restructuring charge	—	—	0.15	—

Total operating expenses	10.54	11.09	11.30	11.13

Operating income	3.56	3.45	3.07	3.50

Interest expense, net	0.60	0.51	0.62	0.55
Other expense, net	—	0.16	0.01	0.17

Income before income taxes	2.96	2.78	2.44	2.78

Income tax expense	1.13	1.06	0.92	1.07

Net income	1.83%	1.72%	1.52%	1.71%

Adjusted Operating Income and Earnings Per Share

The following tables present Adjusted Operating Income and Earnings Per Share for the three- and six-month periods ended June 30, 2009 and 2008 (in millions, except per share data).  The tables show Adjusted Operating Income and Earnings per Share excluding the effects of the first quarter 2009 severance charge, the second quarter 2008 gain on the sale of the Company’s former headquarters building, and the second quarter 2008 asset impairment charge related to capitalized software development costs. Generally Accepted Accounting Principles (GAAP) require that the effect of these items be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the Three Months Ended June 30,
	2009		2008
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$1,159.2	100.00%	$1,251.3	100.00%

Gross profit	$163.4	14.10%	$182.0	14.54%

Operating expenses	$122.2	10.54%	$138.8	11.09%
Asset impairment charge	—	—	(6.7)	(0.54)%
Gain on the sale of the former corporate headquarters	—	—	4.7	0.38%
Adjusted operating expenses	$122.2	10.54%	$136.8	10.93%

Operating income	$41.2	3.56%	$43.2	3.45%
Operating expense item noted above	—	—	2.0	0.16%
Adjusted operating income	$41.2	3.56%	$45.2	3.61%

Net income per share - diluted	$0.88		$0.91
Per share operating expense item noted above	—		0.05
Adjusted net income per share - diluted	$0.88		$0.96

Weighted average number of common shares - diluted	24.0		23.7

	For the Six Months Ended June 30,
	2009		2008
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$2,280.5	100.00%	$2,503.8	100.00%

Gross profit	$327.7	14.37%	$366.3	14.63%

Operating expenses	$257.6	11.30%	$278.7	11.13%
Severance charge related to workforce reduction	(3.4)	(0.15)%	—	—
Asset impairment charge	—	—	(6.7)	(0.27)%
Gain on the sale of the former corporate headquarters	—	—	4.7	0.19%
Adjusted operating expenses	$254.2	11.15%	$276.7	11.05%

Operating income	$70.1	3.07%	$87.6	3.50%
Operating expense item noted above	3.4	0.15%	2.0	0.08%
Adjusted operating income	$73.5	3.22%	$89.6	3.58%

Net income per share - diluted	$1.45		$1.79
Per share operating expense item noted above	0.09		0.05
Adjusted net income per share - diluted	$1.54		$1.84

Weighted average number of common shares - diluted	23.8		24.0

Results of Operations—Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

Net Sales. Net sales for the second quarter of 2009 were $1.16 billion, down 7.4% compared with sales of $1.25 billion for the same three-month period of 2008.  The following table summarizes net sales by product category for the three-month periods ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,
	2009	2008 (1)
Technology products	$405	$429
Traditional office products (including cut-sheet paper)	308	327
Janitorial and breakroom supplies	281	265
Office furniture	85	127
Industrial supplies	58	79
Freight revenue	20	22
Other	2	2
Total net sales	$1,159	$1,251

(1)        Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications included: i) freight revenue from ORS Nasco that is now included in the freight revenue line item rather than in the “Industrial supplies” product category, and ii) changes between several product categories due to several specific products being reclassified to different categories.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category declined in the second quarter of 2009 by approximately 6% versus the second quarter of 2008.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 35% of net sales for the second quarter of 2009.  The more discretionary products including printers, computer accessories and visual communication products saw significant declines while everyday consumables such as inkjet and laser printer cartridges outperformed the overall category.   The Company’s Innovera private brand products had positive growth during the quarter and also outperformed the category, underscoring the value these products bring to consumers.

Sales of traditional office supplies declined in the second quarter of 2009 by approximately 6% versus the second quarter of 2008. Traditional office supplies represented approximately 27% of the Company’s consolidated net sales for the second quarter of 2009. The decline in this category reflected declines in durable products, while cut-sheet paper sales, which typically earn lower margins, grew modestly.

Sales in the janitorial and breakroom supplies product category increased 6% in the second quarter of 2009 compared to the second quarter of 2008.  This category accounted for approximately 24% of the Company’s second quarter of 2009 consolidated net sales. Growth initiatives, including “OfficeJan”, “Jan-Dustrial” and the Company’s ongoing success in converting direct sales to wholesale, helped drive the sales improvements.  The Company also leveraged its value proposition in the marketplace to earn new business during the quarter from competitive market share conversions. Finally, during the second quarter of 2009, sales of sanitary products were positively affected by higher H1N1 flu-related product sales.

Office furniture sales in the second quarter of 2009 decreased by approximately 33% compared to the same three-month period of 2008. Office furniture accounted for 7% of the Company’s second quarter of 2009 consolidated net sales. Since furniture products are often discretionary, this category continues to be negatively affected by the recession.  The Company’s Alera private brand outperformed the balance of the Company’s overall furniture category — consistent with the broader consumer trend toward value.

Industrial sales in the second quarter of 2009 declined 27% compared to the same prior year period and have been adversely affected by current market conditions.  Sales of industrial supplies accounted for 5% of the Company’s net sales for the second quarter of 2009. This decline reflected the continued decline in United States manufacturing, pipeline, and commercial construction activity, combined with continued de-stocking in the distributor channel.  The Company has won a number of new customers, primarily in the welding, industrial and safety verticals, as a result of its capacity to sell a more diversified product solution to resellers.

The remaining 2% of the Company’s second quarter 2009 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the second quarter of 2009 was $163.4 million, compared to $182.0 million in the second quarter of 2008, while the Company’s gross margin rate of 14.1% was down from the prior year quarter’s 14.5%. A mix shift to value-oriented consumables resulted in lower pricing margin (invoice price less cost of sales) of 35 basis points while lower purchase volumes resulted in lower supplier allowances and purchase discounts of 70 basis points.  These declines in the margin rate were partially offset by lower fuel costs and success with cost reduction projects related to freight (45 basis points), and modestly favorable credit memos and returns and inventory-related margin items. Inventory related margin items were negatively affected by reduced inflation versus the prior year quarter, with some products experiencing deflation, offset by a favorable last-in, first-out (“LIFO”) adjustment due to the reduced inventory levels.

Operating Expenses. Operating expenses for the second quarter of 2009 totaled $122.2 million, or 10.5% of net sales, compared with $138.8 million, or 11.1% of net sales in the second quarter of 2008. Included in the second quarter 2008 amount is $6.7 million for an asset impairment charge related to capitalized software development costs and a $4.7 million gain on the sale of the Company’s former headquarters.  Adjusting for these items, operating expenses for the second quarter 2008 were $136.8 million or 10.9% of sales.  The decline in operating expenses as a percentage of sales was due to the achievement of the full benefit of the cost reduction actions initiated earlier this year. These cost reduction initiatives targeted labor (20 basis points favorable), travel (20 basis points favorable), and professional services (20 basis points favorable).  These cost savings were partially offset by higher bad debt provisions (10 basis points) and increased fringe benefits due to rising healthcare costs (10 basis points).

Interest and Other Expense, net.  Interest and other expense for the second quarter of 2009 was $6.9 million, down from $8.4 million for the same period in 2008. The $1.5 million decrease included a $2.0 million decline associated with the sale of certain receivables as a part of the Company’s Prior Receivables Securitization Program, which was terminated during the first quarter of 2009.  This was offset by $0.5 million of expense related to higher borrowings under the Company’s revolving credit facility and a higher average borrowing rate.

Income Taxes. Income tax expense was $13.1 million for the second quarter of 2009, compared with $13.3 million for the same period in 2008. The Company’s effective tax rate was 38.3% for both the second quarters of 2009 and 2008.

Net Income. Net income for the second quarter of 2009 totaled $21.2 million, or $0.88 per diluted share, compared with net income of $21.5 million, or $0.91 per diluted share for the same three-month period in 2008.  Adjusted for the impact of the net $2.0 million charge for the asset impairment and the gain on sale of the Company’s former headquarters, second quarter 2008 diluted earnings per share were $0.96.

Results of Operations—Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Net Sales. Net sales for the first six months of 2009 were $2.28 billion, down 8.2% per selling day compared with sales of $2.50 billion for the same six-month period of 2008.  The following table summarizes net sales by product category for the six-month periods ended June 30, 2009 and 2008 (in millions):

	Six Months Ended June 30,
	2009	2008 (1)
Technology products	$795	$855
Traditional office products (including cut-sheet paper)	624	676
Janitorial and breakroom supplies	530	518
Office furniture	173	257
Industrial supplies	116	151
Freight revenue	40	44
Other	3	3
Total net sales	$2,281	$2,504

(1)        Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications included: i) freight revenue from ORS Nasco that is now included in the freight revenue line item rather than in the “Industrial supplies” product category, and ii) changes between several product categories due to several specific products being reclassified to different categories.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category declined in the first half of 2009 by approximately 6% per selling day versus the first half of 2008.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 35% of net sales for the first half of 2009.  Discretionary products in this category declined significantly while consumables outperformed the overall category.

Sales of traditional office supplies declined in the first half of 2009 by approximately 7% per selling day versus the first half of 2008. Traditional office supplies represented approximately 27% of the Company’s consolidated net sales for the first half of 2009. The decline in this category reflected declines in durable products, while cut-sheet paper sales grew modestly.

Sales in the janitorial and breakroom supplies product category increased 3% per selling day in the first half of 2009 compared to the first half of 2008.  This category accounted for approximately 23% of the Company’s first half of 2009 consolidated net sales. Growth was driven by sales in the “OfficeJan” and “Jan-Dustrial” segments along with the Company’s ongoing success in converting direct sales to wholesale.  Finally, sales of sanitary products were positively affected by higher H1N1 flu-related product sales.

Office furniture sales in the first half of 2009 decreased by approximately 32% per selling day compared to the same six-month period of 2008. Office furniture accounted for 8% of the Company’s first half of 2009 consolidated net sales. Furniture product sales were negatively affected by the recession.

Industrial supplies sales in the first half of 2009 declined 23% per selling day compared to the same prior year period. Sales of industrial supplies accounted for 5% of the Company’s net sales for the first half of 2009. This decline reflected the decline in United States manufacturing, pipeline, and commercial construction activity, combined with continued de-stocking in the distributor channel.

The remaining 2% of the Company’s first half 2009 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first half of 2009 was $327.7 million, compared to $366.3 million in the first half of 2008, while the Company’s gross margin rate of 14.4% was 25 basis points lower than the prior year. A mix shift to value-oriented consumables resulted in lower pricing margin (invoice price less cost of sales) of 15 basis points while lower purchase volumes resulted in lower supplier allowances and purchase discounts of 65 basis points.  The de-leveraging impact of lower sales also negatively impacted the margin rate by 15 basis points related to occupancy costs which are primarily fixed. These declines in the margin rate were partially offset by lower fuel costs and success with cost reduction projects related to freight (35 basis points) and inventory related margin items (35 basis points). Inventory related margin items were favorably affected by increased year-to-date inflation versus the prior year and a favorable LIFO adjustment due to reduced inventory levels.

Operating Expenses. Operating expenses for the first half of 2009 totaled $257.6 million, or 11.3% of net sales, compared with $278.7 million, or 11.1% of net sales in the first half of 2008. Included in the first half 2008 amount is $6.7 million for an asset impairment charge related to capitalized software development costs and a $4.7 million gain on the sale of the Company’s former headquarters.  The first half 2009 includes $3.4 million of severance costs. Adjusting for these items, operating expenses for the first half of 2009 were $254.2 million or 11.2% of sales versus $276.7 million or 11.1% of sales in the first half of 2008.  The increase in operating expenses as a percentage of sales was due to higher bad debt provisions (15 basis points) and increased fringe benefits due to rising healthcare costs (10 basis points). In addition, while compensation costs were down $9.8 million in the first six months of 2009, the de-leveraging effect of lower sales caused these expenses to increase by 15 basis points as a percent of sales versus the prior year. These unfavorable changes were partially offset by various cost reduction actions initiated throughout the year including travel restrictions (20 basis points favorable), and professional services (10 basis points favorable).

Interest and Other Expense, net.  Interest and other expense for the first half of 2009 was $14.3 million, down from $18.0 million for the same period in 2008. The $3.7 million decrease included a $4.0 million decline associated with the sale of certain receivables as a part of the Company’s Prior Receivables Securitization Program, which was terminated during the first quarter of 2009.  This was offset by $0.4 million of expense related to higher borrowings under the Company’s revolving credit facility and a higher average borrowing rate.

Income Taxes. Income tax expense was $21.1 million for the first half of 2009, compared with $26.9 million for the same period in 2008. The Company’s effective tax rate was 37.8% for the first half of 2009 and 38.6% for the first half of 2008. The decline reflects a favorable mix of income between states and lower tax contingencies partially offset by unfavorable changes to tax law in certain states.

Net Income. Net income for the first half of 2009 totaled $34.7 million, or $1.45 per diluted share, compared with net income of $42.8 million, or $1.79 per diluted share for the same six-month period in 2008.  Adjusted for the impact of the $3.4 million severance charge in the first quarter of 2009 and the net $2.0 million charge for the asset impairment and the gain on sale of the Company’s former headquarters in the second quarter of 2008, first half 2009 diluted earnings per share were $1.54 versus $1.84.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s Prior Receivables Securitization Program, consisted of the following amounts (in thousands):

	As of	As of
	June 30, 2009	December 31, 2008
2007 Credit Agreement - Revolving Credit Facility	$130,000	$321,300
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	471,800	663,100
Accounts receivable sold (1)	—	23,000
Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	471,800	686,100
Stockholders’ equity	619,889	565,638
Total capitalization	$1,091,689	$1,251,738

Adjusted debt-to-total capitalization ratio	43.2%	54.8%

(1)             See discussion below under “Off-Balance Sheet Arrangements — Prior Receivables Securitization Program”

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

In accordance with GAAP, total debt outstanding at June 30, 2009 decreased by $191.3 million to $471.8 million from the balance at December 31, 2008. This resulted from a decrease in borrowings under the Revolving Credit Facility of the 2007 Credit Agreement. Adjusted debt as of June 30, 2009 decreased by $214.3 million from the balance at December 31, 2008 as a result of this decrease in borrowings under the Revolving Credit Facility and a $23 million decrease in the amount sold under the Company’s Prior Receivables Securitization Program. These reductions were made possible by increased operating cash flows in the first half of 2009.

At June 30, 2009, the Company’s adjusted debt-to-total capitalization ratio was 43.2%, compared to 54.8% at December 31, 2008.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of June 30, 2009, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement – Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	148.9
Industrial Development Bond	6.8
Maximum financing available		$915.7

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	130.0
2007 Credit Agreement – Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	19.4
Industrial Development Bond	6.8
Total financing utilized		491.2
Available financing, before restrictions		424.5
Restrictive covenant limitation		87.4
Available financing as of June 30, 2009		$337.1

(1) The 2009 Receivables Securitization Program provides for maximum funding available of the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Credit Agreement, 2007 Note Purchase Agreement, and Transfer and Administration Agreement prohibit the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and impose other restrictions on the Company’s ability to incur additional debt. These agreements also contain additional covenants, requirements and events of default that are customary for these types of agreements, including the failure to make any required payments when due. The 2007 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions.  As a result, if an event of default occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the three- and six- month periods ending June 30, 2009, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC.  Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its subsidiary USSRC upon the termination of the Prior Program.  Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of Enterprise and Market Street.  The maximum investment to USR at any one time outstanding under the 2009 Program may not exceed $150 million. USFS will retain servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated.  The maturity date of the 2009 Program is November 23, 2013, subject to the Investors’ renewing their commitments as liquidity providers supporting the 2009 Program, which expire on November 23, 2009.

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Market Street, Bank of America, PNC or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of June 30, 2009, $416.9 million of receivables have been sold and no amounts have been advanced to USR.

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

On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction has an effective date of January 15, 2009 and a termination date of January 15, 2013.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement and its predecessor agreement of $19.4 million and $19.5 million as of June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009 funding levels (including amounts sold under the 2009 Receivables Securitization Program), a 50 basis point movement in interest rates would result in an annualized increase or decrease of approximately $0.2 million in interest expense on a pre-tax basis and ultimately upon cash flows from operations.

As of June 30, 2009, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

Off-Balance Sheet Arrangements — Prior Receivables Securitization Program

USSC maintained a third-party receivables securitization program (the “Prior Receivables Securitization Program” or the “Prior Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement, which, among other things, increased the permitted size of the Prior Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments to the maximum available of $250 million.  On March 2, 2009, in preparation for entering into a new securitization program, USI’s subsidiaries United Stationers Financial Services (“USFS”) and USS Receivables Company, Ltd. (“USSRC”) terminated the Prior Program. Under the Prior Program, USSC sold, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially include all accounts receivable of Lagasse, Inc. and foreign operations) to USSRC. USSRC, in turn, ultimately transferred the eligible trade accounts receivable to a trust. The trust then sold investment certificates, which represented an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. As of December 31, 2008, the Company sold $23 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the six-month periods ended June 30, 2009 and 2008 are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2009	2008

Net cash provided by operating activities	$242,952	$62,964
Net cash used in investing activities	(4,661)	(9,695)
Net cash used in financing activities	(190,979)	(50,612)

Cash Flow From Operations

Net cash provided by operating activities for the six months ended June 30, 2009 totaled $243.0 million, compared with $63.0 million in the same six-month period of 2008.  After excluding the impacts of accounts receivable sold under the Prior Receivables Securitization Program (see table below), the Company’s adjusted operating cash flows were $266.0 million and $61.0 million for the six months ended June 30, 2009 and 2008, respectively.

Adjusted operating cash flows for the first half of 2009 were favorably affected by several items.  First, a decline in inventories from December 31, 2008 of $161.7 million, versus a decline of $72.2 million in the first half of 2008, resulted in an $89.5 million improvement in the first half of 2009 compared to 2008.  Inventories were down by about 19 percent versus June 30, 2008 and 24 percent lower than year-end 2008. Despite a sharp drop in inventories during the first six months of 2009, the Company maintained very high service levels for customers.  Second, accounts payable balances were low at year-end 2008 and the reduced purchasing activity throughout 2009 led to a cash inflow of $33.0 million versus the payment of $11.5 million in accounts payable in the first half of 2008.  Year-end 2008 payables balances were unusually low due to the timing of inventory investment buys in the fourth quarter of 2008. This timing of inventory investment buys coupled with lower purchasing activity in 2009 versus the same period last year resulted in this favorable change in cash flows related to payables and checks in-transit of $44.5 million. Finally, receivables excluding the effects of securitization were down 14 percent from the prior year quarter-end and down 6% from year-end 2008.  This reflects disciplined collections activity and lower supplier allowance receivables.  As a result of this declining receivables balance, cash flows related to receivables, adjusted for the effects of securitization, improved to a cash inflow of $37.6 million in the first half of 2009 versus a cash outflow of $26.0 million in the first half of 2008.  This favorable $63.6 million swing in cash flows accounts for the majority of the remainder of the adjusted operating cash flow improvement from the first half of 2008.

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the six months ended June 30, 2009 and 2008 are provided below as an additional liquidity measure (in thousands):

	For the Six Months Ended June 30,
	2009	2008

Cash Flows From Operating Activities:
Net cash provided by operating activities	$242,952	$62,964
Excluding the change in accounts receivable sold	23,000	(2,000)
Net cash provided by operating activities excluding the effects of receivables sold	$265,952	$60,964

Cash Flows From Financing Activities:
Net cash used in financing activities	$(190,979)	$(50,612)
Including the change in accounts receivable sold	(23,000)	2,000
Net cash used in financing activities including the effects of receivables sold	$(213,979)	$(48,612)

Cash Flow From Investing Activities

Net cash used in investing activities for the first six months of 2009 was $4.7 million, compared to net cash used in investing activities of $9.7 million for the six months ended June 30, 2008. The decline primarily relates to reduced capital spending in the first half of 2009 and proceeds of $9.8 million in the second quarter of 2008 related to the sale of the Company’s former corporate headquarters. For 2009, the Company expects gross capital expenditures to be approximately $15 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2009 totaled $191.0 million, compared with $50.6 million in the prior year period.  Strong operating cash flows in the first half of 2009 led to repayment of debt of $191.3 million while $15.8 million was borrowed in the first half of 2008. Cash outflows in the first half of 2008 also included $67.5 million of share repurchases.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first half of 2009 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of June 30, 2009, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The Company did not repurchase any common stock during the first half of 2009.  As of June 30, 2009, the Company’s remaining authorized dollar values for common stock repurchases remained at $100.9 million, unchanged since December 31, 2008.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders for 2009 (the “2009 Annual Meeting”) was held on May 13, 2009.  Matters voted on and ratified by the Company’s stockholders were: (1) the re-election of three Class II directors of the Company, each to serve for a three-year term expiring in 2012 and (2) ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accountants.

The following tables set forth votes cast with respect to each of the above noted items:

Proposal 1: Re-election of Directors

	Number of Votes
Director	For	Withheld
Daniel J. Connors	19,471,182	3,311,468
Charles K. Crovitz	19,445,842	3,336,808
Frederick B. Hegi, Jr.	19,312,800	3,469,850

Continuing Directors

Class III Directors continuing in office until May 2010:

Roy W. Haley

Benson P. Shapiro

Alex D. Zoghlin

Class I Directors continuing in office until May 2011:

Richard W. Gochnauer

Daniel J. Good

Jean S. Blackwell

Proposal 2: Ratification of the Selection of Independent Registered Public Accountants

Number of Votes
For	Against	Abstain
22,572,769	204,159	5,720

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

3.2	Amended and Restated Bylaws of the Company, dated as of October 10, 2007 (Exhibit 3.2 to the Company’s Form 10-Q, filed on November 7, 2007)

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among the Company, Fleet National Bank (f/k/a BankBoston, N.A. and EquiServe Trust Company, N.A.) (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

31.1*	Certification of Chief Executive Officer, dated as of August 6, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of August 6, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   -         Filed herewith

** -         Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: August 6, 2009	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)