Form 10-Q
period 2009-09-30
UNITED STATIONERS INC
filed 2009-11-05
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

On October 29, 2009, the registrant had outstanding 23,881,474 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(Unaudited)

	As of September 30, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$75,209	$10,662
Accounts receivable and retained interest in receivables sold, less allowance for doubtful accounts of $36,934 in 2009 and $32,544 in 2008	645,704	610,210
Inventories	533,894	680,516
Other current assets	32,497	33,857
Total current assets	1,287,304	1,335,245

Property, plant and equipment, at cost	421,424	411,152
Less - accumulated depreciation and amortization	284,552	258.138
Net property, plant and equipment	136,872	153,014

Intangible assets, net	64,172	67,982
Goodwill	314,429	314,441
Other	14,488	10,834
Total assets	$1,817,265	$1,881,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431,814	$341,084
Accrued liabilities	177,726	186,530
Total current liabilities	609,540	527,614

Long-term debt	441,800	663,100
Other long-term liabilities	110,753	125,164
Total liabilities	1,162,093	1,315,878

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 shares in 2009 and 2008	3,722	3,722
Additional paid-in capital	383,353	382,721
Treasury stock, at cost - 13,336,966 shares in 2009 and 13,687,843 shares in 2008	(703,262)	(712,944)
Retained earnings	1,025,236	957,089
Accumulated other comprehensive loss	(53,877)	(64,950)
Total stockholders’ equity	655,172	565,638
Total liabilities and stockholders’ equity	$1,817,265	$1,881,516

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$1,246,743	$1,337,855	$3,527,245	$3,841,664
Cost of goods sold	1,061,847	1,139,995	3,014,600	3,277,480

Gross profit	184,896	197,860	512,645	564,184

Operating expenses:
Warehousing, marketing and administrative expenses	126,282	136,055	383,907	414,756

Operating income	58,614	61,805	128,738	149,428

Interest expense, net	6,645	6,380	20,774	20,123

Other expense, net	—	2,063	204	6,296

Income before income taxes	51,969	53,362	107,760	123,009

Income tax expense	18,501	20,293	39,613	47,150

Net income	$33,468	$33,069	$68,147	$75,859

Net income per share - basic:
Net income per share - basic	$1.43	$1.41	$2.92	$3.22
Average number of common shares outstanding - basic	23,372	23,438	23,338	23,591

Net income per share - diluted:
Net income per share - diluted	$1.38	$1.39	$2.85	$3.18
Average number of common shares outstanding - diluted	24,218	23,721	23,935	23,883

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities:
Net income	$68,147	$75,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,994	32,954
Share-based compensation	9,716	6,714
Asset impairment charge	—	6,735
Loss (gain) on the disposition of property, plant and equipment	17	(9,832)
Amortization of capitalized financing costs	707	720
Excess tax benefits related to share-based compensation	(208)	(87)
Deferred income taxes	(14,316)	(3,673)
Changes in operating assets and liabilities:
Increase in accounts receivable and retained interest in receivables sold, net	(35,690)	(105,934)
Decrease in inventory	146,590	29,302
Decrease in other assets	5,461	3,334
Increase in accounts payable	94,936	84,832
Decrease in checks in-transit	(4,184)	(29,752)
Decrease in accrued liabilities	(9,296)	(12,558)
Increase (decrease) in other liabilities	1,588	(13,218)
Net cash provided by operating activities	294,462	65,396

Cash Flows From Investing Activities:
Capital expenditures	(8,875)	(25,798)
Acquisitions	—	(12,944)
Proceeds from the disposition of property, plant and equipment	95	18,170
Net cash used in investing activities	(8,780)	(20,572)

Cash Flows From Financing Activities:
Net (repayments) borrowings under Revolving Credit Facility	(221,300)	40,800
Net proceeds from share-based compensation arrangements	865	1,898
Acquisition of treasury stock, at cost	—	(67,505)
Excess tax benefits related to share-based compensation	208	87
Payment of debt issuance costs	(897)	(256)
Net cash used in financing activities	(221,124)	(24,976)

Effect of exchange rate changes on cash and cash equivalents	(11)	(1)
Net change in cash and cash equivalents	64,547	19,847
Cash and cash equivalents, beginning of period	10,662	21,957
Cash and cash equivalents, end of period	$75,209	$41,804

Other Cash Flow Information:
Income tax payments, net	$42,879	$39,637
Interest paid	18,932	19,508
Loss on the sale of accounts receivable	423	6,308

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is a leading wholesale distributor of business products, with net sales for the trailing 12 months of $4.7 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 65 distribution centers to approximately 30,000 resellers, who in turn sell directly to end-consumers.

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

In the opinion of the management of the Company, the Condensed Consolidated Financial Statements for the periods presented include all adjustments necessary to fairly present the Company’s results for such periods. Certain interim estimates of a normal, recurring nature are recognized throughout the year, relating to accounts receivable, supplier allowances, inventory, customer rebates, price changes and product mix. The Company evaluates these estimates periodically and makes adjustments where facts and circumstances dictate.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $67.2 million and $91.8 million as of September 30, 2009 and December 31, 2008, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

In the third quarter of 2009, approximately 16% of the Company’s estimated supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 84% of the Company’s supplier allowances and incentives in the third quarter of 2009 were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $56.3 million and $62.1 million as of September 30, 2009 and December 31, 2008, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of September 30, 2009, the Company is not a party to any capital leases.

Inventories

Inventory valued under the last-in, first-out (“LIFO”) accounting method constituted approximately 76% and 81% of total inventory as of September 30, 2009 and December 31, 2008, respectively. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $86.1 million and $84.7 million higher than reported as of September 30, 2009 and December 31, 2008, respectively. The change in the LIFO reserve since December 31, 2008, net of a $13.5 million reduction of cost of sales related to estimated inventory decrements, resulted in a $1.4 million increase in cost of sales.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  As of September 30, 2009 and December 31, 2008, outstanding checks totaling $35.0 million and $39.2 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

All highly-liquid investments with original maturities of three months or less are considered to be short-term investments.  Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value.

	As of September 30, 2009	As of December 31, 2008
Cash	$11,309	$10,662
Short-term investments	63,900	—
Total cash and cash equivalents	$75,209	$10,662

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008. The total costs are as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008
Capitalized software development costs	$56,610	$57,706
Write-off of capitalized software development costs	—	(6,735)
Accumulated amortization	(40,386)	(36,498)
Net capitalized software development costs	$16,224	$14,473

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

All derivatives are recognized on the balance sheet date at their fair value.  All derivatives in a net receivable position are included in “Other assets”, and those in a net liability position are included in “Other long-term liabilities”.  The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company.

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

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities.  At this time, this has not occurred as all cash flow hedges contain no ineffectiveness.  See Note 13, “Derivative Financial Instruments”, for further detail.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with accounting guidance on income taxes.  The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments for tax and financial statement purposes.  These temporary differences result in the recognition of deferred tax assets and liabilities.  A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries as these earning have historically been permanently invested.  The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on business combinations, which is a revision to previous guidance, originally issued in June 2001.  The revised guidance retains the fundamental requirements of the previous guidance but also defines the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of the new business combinations accounting guidance are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  The new guidance also requires the acquirer to recognize goodwill as of the acquisition date.  Finally, the new guidance makes a number of other significant amendments to other prior guidance and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requiring the expensing of transaction costs directly related to an acquisition.  This new guidance is effective for acquisitions on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of this new guidance on business combinations on January 1, 2009 did not have a material impact on the Company’s financial position and/or its results of operations.

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The new guidance also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, the new guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This new guidance is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this new guidance on January 1, 2009 did not have an impact on the Company’s financial position and/or its results of operations.

In February 2008, the FASB issued new guidance which delayed the effective date of prior guidance on fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Effective January 1, 2009, the Company adopted this prior guidance on fair value accounting for nonfinancial assets and liabilities recognized at fair value on a non-recurring basis.  This adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 14, “Fair Value Measurements”, for information and related disclosures regarding the Company’s fair value measurements.

In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities, which amends and expands the disclosure requirements of prior guidance on derivative instruments, with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative and hedging activities.  Specifically, this new guidance requires further disclosure on the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under previous FASB guidance and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In order to meet these requirements, the new guidance issued in March 2008 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  This new guidance is effective for fiscal years beginning after November 15, 2008.  The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company’s financial position and/or its results of operations.  Disclosure requirements of this guidance are included in Note 13, “Derivative Financial Instruments.”

In April 2008, the FASB issued accounting guidance on determining the useful life of intangible assets, which amends previous guidance on goodwill and other intangible assets, in an effort to better align the useful life of a recognized intangible asset for provisions of this previous guidance to the period of expected future cash flows, as used to determine the asset’s fair value, in accordance with new accounting guidance on business combinations.  The new guidance is effective for fiscal years beginning after December 15, 2008 and requires disclosure of an entity’s intent and ability to renew and/or extend the useful life of recognized intangibles as well as its accounting treatment of related costs (see Note 4, “Goodwill and Intangible Assets”).  In addition, the Statement also requires that entities develop useful life renewal or extension assumptions, either upon its own historical experience or, in such an absence, that which market participants would use, and to incorporate those assumptions into the entity’s determination of newly acquired intangible asset fair values.  The adoption of this new accounting guidance on January 1, 2009 did not have an impact on the Company’s financial position and/or its results of operations.

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this new guidance are retrospective. The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company’s financial position and/or its results of operations.

In March 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value.  The new guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this new guidance for the period ending June 30, 2009 did not have a material effect on the Company’s financial position and/or results of operations.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments.  The new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also amends previous guidance on Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The new guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this new accounting guidance for the period ending June 30, 2009 did not have a material effect on the Company’s financial position and/or results of operations.

In May 2009, the FASB issued new accounting guidance on subsequent events intended to improve disclosure of significant events that occur after the interim and/or annual financial statement date as well as to specify a time period through which management has included analysis of such subsequent events.  This new guidance is effective for all interim and annual periods beginning on or after June 15, 2009. Accordingly, the Company adopted this guidance during the second quarter of 2009. The Company has evaluated subsequent events through November 4, 2009.

In June 2009, the FASB issued new guidance on the accounting for transfers of financial assets.  The new guidance is a revision to prior guidance and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  Also, in June 2009, the FASB issued new guidance on accounting for Variable Interest Entities. This new guidance is a revision to prior guidance on Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This new guidance on Variable Interest Entities will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. Management is in the process of evaluating the impact that this guidance will have on the Company’s financial position and/or results of operations.

In June 2009, the FASB issued new guidance on the FASB accounting standards codification and the hierarchy of Generally Accepted Accounting Principles, which replaced previous guidance on this subject. The codification will become the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position and/or its results of operations.

3. Share-Based Compensation

Overview

As of September 30, 2009, the Company has two active equity compensation plans under which share-based awards are issued. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 320,017 shares of restricted stock and 226,087 restricted stock units (RSUs) under the LTIP during the first nine months of 2009. The Company did not grant stock options under the LTIP during 2009.

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

Accounting For Share-Based Compensation

The Company recorded pre-tax expense of $3.8 million ($2.5 million after-tax), or $0.11 per basic and $0.10 per diluted share, for share-based compensation in the third quarter of 2009. During the third quarter of 2008, the Company recorded $2.3 million ($1.4 million after-tax), or $0.06 per basic and diluted share, for share-based compensation.

The Company recorded $9.7 million of share-based compensation expense, before taxes, for the first nine months of 2009 ($6.1 million after-tax), or $0.26 per basic and $0.25 per diluted share.  During the same period last year, the Company recorded pre-tax expense of $6.7 million ($4.1 million after-tax), or $0.17 per basic and diluted share for share-based compensation.

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable

As of September 30, 2009	$12,018	$12,016
As of September 30, 2008	13,496	13,105

Intrinsic Value of Options Exercised

(in thousands of dollars)

	For the three months ended	For the nine months ended

September 30, 2009	$397	$546
September 30, 2008	247	1,273

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares

(in thousands of dollars)

Outstanding

As of September 30, 2009	$33,787
As of September 30, 2008	13,265

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

	For the three months ended	For the nine months ended

September 30, 2009	$3,264	$3,393
September 30, 2008	1,617	1,617

As of September 30, 2009, there was $1.8 million of total unrecognized compensation cost related to non-vested stock option awards granted and $20.6 million of total unrecognized compensation cost related to non-vested restricted stock awards and RSUs granted. These costs are expected to be recognized over a weighted-average period of 2.1 years.

Accounting guidance from the FASB on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2009 and 2008, the respective $0.2 million and $0.1 million of excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option.

Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  There were no stock options granted during the first nine months of 2009 or 2008.

The following table summarizes the transactions, excluding restricted stock and restricted stock unit awards, under the Company’s equity compensation plans for the nine months ended September 30, 2009:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life		Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2008	2,614,005	$44.63
Granted	—	—
Exercised	(57,759)	34.27
Canceled	(67,633)	47.32
Options outstanding — September 30, 2009	2,488,613	$44.80	5.7		$12,018

Number of options exercisable	2,347,306	$43.92	5.6	`	$12,016

Restricted Stock and Restricted Stock Units (Restricted Shares, collectively)

During the third quarter of 2009, 137,236 shares of restricted stock awards and 19,613 RSUs were granted. During the first nine months of 2009, the Company granted 320,017 shares of restricted stock awards and 226,087 RSUs. The restricted stock granted vests three years from the date of the grant.  The majority of the RSUs granted vest on December 31, 2011, with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned.  The Company granted RSUs during the third quarter of 2008, increasing the shares of restricted stock and RSUs granted for the first nine months of 2008 to 146,904 and 44,173, respectively.  The majority of the RSUs granted in 2008 vest in four years from the grant date with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned.  A summary of the status of the Company’s restricted stock award and RSU (restricted shares, collectively) grants and changes during the first nine months of 2009 is as follows:

Restricted Shares	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2008	257,054	$52.74
Granted	546,104	31.96
Vested	(75,856)	53.03
Canceled	(17,637)	40.51
Nonvested – September 30, 2009	709,665	$36.49	2.3	$33,787

4. Goodwill and Intangible Assets

Accounting guidance from the FASB on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year.  Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2008. The Company did not consider there to be any triggering event during the three- and nine-month periods ended September 30, 2009 that would require an interim impairment assessment.  As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the three- and nine-month periods ended September 30, 2009.

As of September 30, 2009 and December 31, 2008, the Company’s Condensed Consolidated Balance Sheets reflect $314.4 million of goodwill as of each date and $64.2 million and $68.0 million in net intangible assets, respectively.

The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions.  The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first nine months of 2009.  Amortization of intangible assets totaled $1.2 million and $3.7 million for the three and nine months ended September 30, 2009, respectively.  During the same three- and nine-month periods of 2008, amortization of intangible assets totaled $1.2 million and $3.5 million, respectively.  Accumulated amortization of intangible assets as of September 30, 2009 and December 31, 2008 totaled $15.1 million and $11.4 million, respectively.

5. 2009 Severance Charge

On January 27, 2009, the Company announced a plan to eliminate staff positions through an involuntary separation plan.  The severance charge included workforce reductions of 250 associates. The Company recorded a pre-tax charge of $3.4 million in the first quarter of 2009 for estimated severance pay and benefits, prorated bonuses, and outplacement costs.  This charge is included in “Warehousing, marketing and administrative expenses” on the Company’s Statements of Income. Cash outlays associated with the severance charge in the three and nine months ended September 30, 2009 totaled $0.5 million and $2.6 million, respectively.  During the third quarter of 2009, the Company had a reversal of a portion of these severance charges of $0.4 million.  As a result of this activity, the Company had accrued liabilities for the severance charge of $0.4 million as of September 30, 2009.  In addition, during the third quarter the Company incurred several new severance charges and facility closure costs related to other activities totaling $0.4 million.

6.  Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008

Net income	$33,468	$33,069	$68,147	$75,859
Unrealized foreign currency translation adjustment	(397)	(949)	116	(49)
Unrealized gain (loss) - interest rate swaps, net of tax	(2,048)	(1,885)	3,518	61
Minimum pension liability adjustment, net of tax	—	—	7,439	293
Minimum postretirement liability, net of tax	—	—	—	181
Total comprehensive income	$31,023	$30,235	$79,220	$76,345

7.              Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, non-vested restricted stock and restricted stock units are considered dilutive securities.  Stock options to purchase 1.5 million and 2.2 million shares of common stock were outstanding for the three- and nine-month periods ended September 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  Weighted average anti-dilutive stock options to purchase 1.6 million shares of common stock were outstanding for both the three- and nine-month periods ended September 30, 2008.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator:
Net income	$33,468	$33,069	$68,147	$75,859

Denominator:
Denominator for basic earnings per share - weighted average shares	23,372	23,438	23,338	23,591

Effect of dilutive securities:
Employee stock options and restricted shares	846	283	597	292

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	24,218	23,721	23,935	23,883

Net income per share:
Net income per share - basic	$1.43	$1.41	$2.92	$3.22
Net income per share - diluted	$1.38	$1.39	$2.85	$3.18

Common Stock Repurchase

As of September 30, 2009, the Company had $100.9 million remaining of Board authorizations to repurchase USI common stock. There were no share repurchases in the first nine months of 2009.  During the nine-month period ended September 30, 2008, the Company repurchased 1.2 million shares of common stock at a cost of $67.5 million, with all such activity occurring in the first quarter of 2008.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.  Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the nine months ended September 30, 2009 and 2008, the Company reissued 374,130 and 209,087 shares, respectively, of treasury stock to fulfill its obligations under its equity compensation plans.

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

Financial Statement Presentation

The Prior Program was accounted for as a sale in accordance with FASB accounting guidance on the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Trade accounts receivable sold under the Prior Program were excluded from accounts receivable in the Consolidated Financial Statements. As of December 31, 2008, the Company sold $23 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $23 million as of December 31, 2008 was excluded from the Consolidated Financial Statements. As discussed below, the Company retained an interest in the trust based on funding levels determined by USSRC. The Company’s retained interest in the trust is included in the Condensed Consolidated Balance Sheets under the caption, “Accounts receivable and retained interest in receivables sold.”  For further information on the Company’s retained interest in the trust, see the caption “Retained Interest” below.

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Prior Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $2.0 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, losses recognized on the sale of accounts receivable totaled $0.2 million and $6.2 million, respectively. Proceeds from the collections under the Prior Program for the three months ended September 30, 2008 totaled $1.0 billion. Such proceeds for the nine months ended September 30, 2009 and 2008 totaled $0.6 billion and $2.9 billion, respectively. All costs and/or losses related to the Prior Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

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

Long-term debt consisted of the following amounts (in thousands):

	As of September 30, 2009	As of December 31, 2008
2007 Credit Agreement - Revolving Credit Facility	$100,000	$321,300
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$441,800	$663,100

As of September 30, 2009, 100% of the Company’s outstanding debt was priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the 2009 Receivables Securitization Program (the “2009 Program”). While the Company had primarily all of its outstanding debt based on LIBOR at September 30, 2009, the Company had hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  As of September 30, 2009, the overall weighted average effective borrowing rate of the Company’s debt was 5.0%.  At September 30, 2009 funding levels, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

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

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Market Street, Bank of America, PNC or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of September 30, 2009, the Condensed Consolidated Balance Sheet included $442.3 million of receivables related to this 2009 Program and no amounts have been advanced to USR.

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

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of September 30, 2009 and December 31, 2008, the Company had outstanding letters of credit under the 2007 Credit Agreement of $19.4 million and $19.5 million, respectively.  Approximately, $7.0 million of these letters of credit were used to guarantee the industrial development bond. The industrial development bond had $6.8 million outstanding as of September 30, 2009 and carried market-based interest rates.

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

10.          Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired non-union employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2008. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and nine months ended September 30, 2009 and 2008 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost - benefit earned during the period	$158	$1,473	$1,411	$4,426
Interest cost on projected benefit obligation	2,023	1,979	6,069	5,843
Expected return on plan assets	(1,718)	(2,197)	(5,154)	(6,592)
Amortization of prior service cost	28	51	84	154
Amortization of actuarial loss	799	149	2,398	446
Net loss	1,290	1,455	4,808	4,277
Curtailment loss	—	—	182	—
Net periodic pension cost	$1,290	$1,455	$4,990	$4,277

	Postretirement Healthcare
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost - benefit earned during the period	$56	$65	$168	$194
Interest cost on projected benefit obligation	55	56	165	168
Amortization of actuarial gain	(80)	(78)	(240)	(234)
Net periodic postretirement healthcare benefit cost	$31	$43	$93	$128

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

The Company made cash contributions of $3.8 million and $16.2 million to its pension plans for the nine months ended September 30, 2009 and 2008, respectively.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $0.4 million and $2.5 million for the Company match of employee contributions to the Plan for the three- and nine-month periods ended September 30, 2009. During the same periods last year, the Company recorded $1.2 million and $3.9 million for the same match. Effective May 1, 2009, the Company temporarily suspended this Company match of employee contributions to the Plan for all exempt associates.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008
Other Long-Term Assets, net:
Investment in deferred compensation	$3,827	$3,118
Long-term accounts receivable	5,376	5,261
Capitalized financing costs	2,289	2,116
Deferred tax asset	2,949	251
Other	47	88
Total other long-term assets, net	$14,488	$10,834

Other Long-Term Liabilities:
Accrued pension benefits liability	$47,386	$59,183
Deferred rent	17,953	14,740
Accrued postretirement benefits liability	3,815	3,810
Deferred directors compensation	3,833	3,118
Restructuring and exit costs reserves	53	651
Interest rate swap liability	28,971	34,652
Long-term income tax liability	6,960	6,856
Other	1,782	2,154
Total other long-term liabilities	$110,753	$125,164

12. Accounting for Uncertainty in Income Taxes

At December 31, 2008, the Company had $8.0 million in gross unrecognized tax benefits.  At September 30, 2009, the gross unrecognized tax benefits decreased to $7.6 million due to expiring statutes of limitation, offset by uncertain tax positions related to the current year.  The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the quarter ended September 30, 2009 was not material. The Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 include $1.6 million and $1.7 million, respectively, accrued for the potential payment of interest and penalties.

As of September 30, 2009, the Company’s U.S. Federal income tax returns for 2006 and subsequent years remained subject to examination by tax authorities. In addition, the Company’s state income tax returns, in certain jurisdictions, remain open to examination by state and local income tax authorities dating back to 2001.

Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may be reduced within the next twelve months by a range of zero to $3.7 million.  These unrecognized tax benefits are currently accrued for in the Condensed Consolidated Balance Sheets.

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

On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the March 2008 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $100 million of LIBOR based interest rate risk. Under the terms of the March 2008 Swap Transaction, USSC is required to make quarterly fixed-rate payments to the counterparty calculated based on a notional amount of $100 million at a fixed rate of 3.212%, while the counterparty is obligated to make quarterly floating-rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The March 2008 Swap Transaction has an effective date of March 31, 2008 and a termination date of June 29, 2012. Notwithstanding the terms of the March 2008 Swap Transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

These hedged transactions described above qualify as cash flow hedges under the FASB accounting guidance on derivative instruments and hedging activities. This guidance requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company does not offset fair value amounts recognized for interest rate swaps executed with the same counterparty.

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

Approximately 98% ($435 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at September 30, 2009.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of September 30, 2009 were as follows (in thousands):

As of September 30, 2009	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(11,788)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(13,073)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(4,110)

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements.  If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of September 30, 2009, the Company would have been required to pay the aggregate fair value net liability of $29.0 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings.  The following table depicts the effect of these derivative instruments on the statement of income for the three- and nine-month periods ended September 30, 2009.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2008	At September 30, 2009	Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009

November 2007 Swap Transaction	$(9,025)	$(7,305)	Interest expense, net	$(645)	$1,720

December 2007 Swap Transaction	(9,493)	(8,102)	Interest expense, net	(887)	1,391

March 2008 Swap Transaction	(2,953)	(2,546)	Interest expense, net	(516)	407

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

FASB accounting guidance on fair value establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•                  Level 1 — Quoted market prices in active markets for identical assets or liabilities;

•                  Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

•                  Level 3 — Unobservable inputs developed using estimates and assumptions developed by the Company which reflect those that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009 (in thousands):

	Fair Value Measurements as of September 30, 2009
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$28,971	$—	$28,971	$—

On March 2, 2009, in preparation for entering into a new securitization program (see Note 9, “Debt” for more information on the new program), USI’s subsidiaries United Stationers Financial Services (“USFS”) and USS Receivables Company, Ltd. (“USSRC”) terminated the Prior Receivables Securitization Program. As a result, the retained interest in receivables sold, less allowance for doubtful accounts, measured at fair value in accordance with FASB accounting guidance on accounting for transfers and servicing of financial assets, was reduced from $327.9 million at December 31, 2008 to zero at September 30, 2009.  The change in this Level 3 asset measured at fair value on a recurring basis for the nine months ended September 30, 2009 (in thousands) is as follows:

Retained Interest in Receivables Sold, Net

Balance as of December 31, 2008	$327,860
Net payments/sales	(326,741)
Realized losses	(1,119)
Balance as of September 30, 2009	$—

The realized losses associated with Level 3 assets relate to that portion of the Company’s bad debt expense related to the retained interest in receivables sold. This expense is reflected in the Company’s Condensed Consolidated Statements of Income under the caption “Warehousing, marketing and administrative expenses.”

The carrying amount of accounts receivable at September 30, 2009, including $442.3 million of receivables sold under the New Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis.  As of September 30, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

Overview and Recent Results

The Company is a leading wholesale distributor of business products, with 2008 net sales of approximately $5.0 billion. The Company sells its products through a national distribution network of 65 distribution centers to approximately 30,000 resellers, who in turn sell directly to end consumers.

As reported in the Company’s press release dated October 30, 2009, month-to-date sales in October were tracking about even with the prior year.  Sequentially, though, sales were benefitting from prior-year timing shifts and a decrease in last year’s fourth quarter when economic activity dropped off.  The Company has continued to see a positive impact from its internal initiatives and sales of flu-related products.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                  Macro-economic conditions have shown some signs of stabilization, despite weak unemployment trends and manufacturing activity, which are key economic indicators for the Company’s business.  Sales in the third quarter of 2009 declined by 6.8% to $1.25 billion, compared with last year’s $1.34 billion.  Revenue for the quarter was negatively affected by weak economic conditions across all product categories.  However, the year-over-year rate of decline within the office products and furniture categories slowed marginally in the third quarter compared with the second quarter, while the janitorial/breakroom category experienced slightly greater growth from flu-related product demand and growth initiatives.  The technology supplies category saw a slightly greater decline from the second quarter, reflecting timing shifts versus the prior year.  Sales within the industrial supplies category continued to be negatively affected by distributor destocking and the current weakness in U.S. manufacturing, oil and gas pipeline, and commercial construction spending.

•                  Gross margin as a percent of sales for the third quarter of 2009 was 14.8%, flat versus last year. Gross margin benefited from reduced freight costs resulting from lower fuel costs and the Company’s War on Waste (WOW) project and lower inventory obsolescence charges resulting from inventory management initiatives.  Offsetting these positive factors were significantly lower product inflation, which depressed inventory-related margins, and continued margin pressure from the mix of products sold being skewed towards the lower-margin commodity and value-focused items.

•                  Operating expenses as a percent of sales for the third quarter of 2009 were 10.1 % compared to 10.2% for the same quarter of the prior year.  Operating expenses in the 2008 quarter were 10.6% of sales after excluding a gain on the sale of two distribution centers.  This decline in operating expenses reflected the full benefit of the cost reduction actions initiated earlier this year as well as ongoing WOW savings.  Employee related costs and discretionary spending declined versus the prior year quarter and bad debt provisions were lower as the need to increase accounts receivable reserves slowed.

•                  Net cash provided by operating activities for the first nine months of 2009 was $294.5 million versus $65.4 million in the same period last year. Excluding the impact of accounts receivable sold, net cash provided by operating activities for the latest quarter was $317.5 million versus $91.4 million in the same period in 2008. The increase in operating cash flows for the first nine months of 2009 was driven by reductions in working capital requirements including reduced inventories, improved payables leverage, and stabilizing receivables trends.

•                  Outstanding debt totaled $441.8 million at September 30, 2009 versus adjusted outstanding debt, including accounts receivable sold, of $713.8 million at September 30, 2008.  The $272.0 million reduction in adjusted debt was the result of the Company’s strong operating cash flows and brought the Company’s debt-to-total capitalization to 40.3% at September 30, 2009 from 54.7% at September 30, 2008. The decline in adjusted debt led to a reduction in interest and other expense of $1.8 million from the prior year quarter.

•                  Net income was $33.5 million for the third quarter of 2009 versus $33.1 million in the prior-year quarter.  In addition to the factors mentioned above, third quarter 2009 net income was positively impacted by lower charges related to the receivables securitization facility due to significantly lower funding needs and a lower effective tax rate from favorable income tax resolutions.

•                  Diluted earnings per share for the 2009 quarter were $1.38, down slightly from $1.39 in the prior-year quarter.  Adjusted for the gain on sale of two buildings in the 2008 period, diluted earnings per share for the 2008 quarter were $1.26.

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

Stock Repurchase Program

No shares were repurchased in the first nine months of 2009. During the first nine months of 2008, the Company repurchased 1.2 million shares at an aggregate cost of $67.5 million with all such activity occurring in the first quarter of 2008. At September 30, 2009, the Company had $100.9 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

During the third quarter of 2009, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.17	85.21	85.47	85.31
Gross margin	14.83	14.79	14.53	14.69

Operating expenses
Warehousing, marketing and administrative expenses	10.13	10.17	10.88	10.80

Operating income	4.70	4.62	3.65	3.89

Interest expense, net	0.53	0.48	0.59	0.52
Other expense, net	—	0.15	0.01	0.17

Income before income taxes	4.17	3.99	3.05	3.20

Income tax expense	1.48	1.52	1.12	1.22

Net income	2.69%	2.47%	1.93%	1.98%

Adjusted Operating Income, Net Income and Earnings Per Share

The following tables present Adjusted Operating Income, Net Income and Earnings Per Share for the three- and nine-month periods ended September 30, 2009 and 2008 (in millions, except per share data).  The tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of the first quarter 2009 severance charge, the second quarter 2008 gain on the sale of the Company’s former headquarters building, the second quarter 2008 asset impairment charge related to capitalized software development costs, and the third quarter 2008 gain on the sale of two distribution centers. Generally Accepted Accounting Principles (GAAP) require that the effect of these items be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the Three Months Ended September 30,
	2009		2008
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Net Sales	$1,246.7	100.00%	$1,337.9	100.00%

Gross profit	$184.9	14.83%	$197.9	14.79%

Operating expenses	$126.3	10.13%	$136.1	10.17%
Gain on sale of distribution centers	—	—	5.1	0.38%
Adjusted operating expenses	$126.3	10.13%	$141.2	10.55%

Operating income	$58.6	4.70%	$61.8	4.62%
Operating expense item noted above	—	—	(5.1)	(0.38)%
Adjusted operating income	$58.6	4.70%	$56.7	4.24%

Net Income	$33.5	2.69%	$33.1	2.47%
Operating expense item noted above, net of tax	—	—	(3.2)	(0.24)%
Adjusted net income	$33.5	2.69%	$29.9	2.23%

Net income per share – diluted	$1.38		$1.39
Per share operating expense item noted above	—		(0.13)
Adjusted net income per share – diluted	$1.38		$1.26

Weighted average number of common shares – diluted	24.2		23.7

	For the Nine Months Ended September 30,
	2009		2008
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Net Sales	$3,527.2	100.00%	$3,841.7	100.00%

Gross profit	$512.6	14.53%	$564.2	14.69%

Operating expenses	$383.9	10.88%	$414.8	10.80%
Asset impairment charge	—	—	(6.7)	(0.17)%
Gain on sale of distribution centers	—	—	5.1	0.13%
Gain on sale of former corporate headquarters	—	—	4.7	0.12%
Restructuring charge related to workforce reduction	(3.4)	(0.09)%	—	—
Adjusted operating expenses	$380.5	10.79%	$417.9	10.88%

Operating income	$128.7	3.65%	$149.4	3.89%
Operating expense item noted above	3.4	0.09%	(3.1)	(0.08)%
Adjusted operating income	$132.1	3.74%	$146.3	3.81%

Net Income	$68.1	1.93%	$75.9	1.98%
Operating expense item noted above, net of tax	2.1	0.06%	(1.9)	(0.05)%
Adjusted net income	$70.2	1.99%	$74.0	1.93%

Net income per share – diluted	$2.85		$3.18
Per share operating expense item noted above	0.09		(0.08)
Adjusted net income per share – diluted	$2.94		$3.10

Weighted average number of common shares – diluted	23.9		23.9

Results of Operations—Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

Net Sales. Net sales for the third quarter of 2009 were $1.25 billion, down 6.8% compared with sales of $1.34 billion for the same three-month period of 2008.  The following table summarizes net sales by product category for the three-month periods ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,
	2009	2008 (1)
Technology products	$417	$448
Traditional office products (including cut-sheet paper)	342	359
Janitorial and breakroom supplies	307	281
Office furniture	99	141
Industrial supplies	59	82
Freight revenue	21	25
Other	2	2
Total net sales	$1,247	$1,338

(1)        Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications include freight and other revenue from ORS Nasco that is now included in the freight and other revenue line items rather than in the “Industrial supplies” product category.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category declined in the third quarter of 2009 by approximately 7% versus the third quarter of 2008.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 33% of net sales for the third quarter of 2009.  The sales decline in the third quarter is slightly more than the 6% decline experienced in the second quarter of 2009.  Contributing to this decline was a sales timing difference versus last year when there were significant price increases in the category that went into effect on October 1, 2008.  This was particularly true for the printer consumables category which saw a sales shift from the fourth quarter of 2008 into the third quarter.  Increased penetration and sales of the Company’s Innovera private brand products, mainly in imaging and supplies, partially offset this negative timing impact on the third quarter of 2009 sales growth rate.

Sales of traditional office supplies declined in the third quarter of 2009 by approximately 5% versus the third quarter of 2008. Traditional office supplies represented approximately 27% of the Company’s consolidated net sales for the third quarter of 2009. While this third quarter growth rate was slightly better than the 6% decline in the second quarter of 2009, the decline reflected weak demand in durable products, while cut-sheet paper sales, which typically earn lower margins, grew modestly.  Consumers remain focused on consumable commodities such as cut-sheet paper while delaying new replacement purchases of discretionary items.

Sales in the janitorial and breakroom supplies product category increased 9% in the third quarter of 2009 compared to the third quarter of 2008.  This category accounted for approximately 25% of the Company’s third quarter of 2009 consolidated net sales. This represents a sequential improvement from a 6% increase in the second quarter and reflects the focus on sales growth initiatives and the ongoing lift from sales of flu-related products which were in high demand.

Office furniture sales in the third quarter of 2009 decreased by approximately 30% compared to the same three-month period of 2008. Office furniture accounted for 8% of the Company’s third quarter of 2009 consolidated net sales.  While this represents a sequential improvement from the 33% decline seen in the second quarter, furniture products are still being negatively affected by the recession.  The Company’s Alera private brand, however, did continue to outperform the overall category as end users continue to migrate towards more economical value-driven alternatives.

Industrial sales in the third quarter of 2009 declined 28% compared to the same prior year period and have been adversely affected by current market conditions.  Sales of industrial supplies accounted for 5% of the Company’s net sales for the third quarter of 2009. This decline is slightly higher than the second quarter decline of 27% and reflects the continuing effects of a sharp decline in manufacturing, pipeline, and commercial construction activity combined with de-stocking in the distributor channel.

The remaining 2% of the Company’s second quarter 2009 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the third quarter of 2009 was $184.9 million, compared to $197.9 million in the third quarter of 2008, while the Company’s gross margin rate of 14.8% was flat with the prior year quarter. Margins benefited from reduced freight costs (35 basis points or bps) which reflect the success with War on Waste (WOW) projects and lower fuel costs year-over-year.  In addition, lower inventory obsolescence charges (15 bps) resulted from progress with stock-keeping units (SKU) rationalization and inventory management initiatives.  Modestly favorable customer returns also contributed to margin (15 bps).  These improvements in the margin rate were offset by significantly lower product inflation versus last year which depressed inventory-related margins (55 bps).  Continued margin pressure from the mix of products being sold being skewed towards lower-margin commodity and value-focused items also had a negative impact on the margin rate (15 bps).  The remaining changes in the gross margin rate were due to favorable supplier allowances ratios as a percent to sales versus the prior year quarter offset by unfavorable occupancy charges as a percent of net sales versus the prior year quarter.

Operating Expenses. Operating expenses for the third quarter of 2009 totaled $126.3 million, or 10.1% of net sales, compared with $136.1 million, or 10.2% of net sales in the third quarter of 2008. Included in the third quarter 2008 amount is a $5.1 million gain on the sale of two distribution centers.  Adjusting for this item, operating expenses for the third quarter 2008 were $141.2 million or 10.6% of sales.  The decline in operating expenses as a percentage of sales was due to the full benefit of the cost reduction actions initiated earlier this year as well as continued WOW savings. These cost reduction initiatives targeted employee related costs (31 bps favorable) including salaries, bonus, and travel and entertainment expenses.  These favorable changes were partially offset by increasing healthcare costs (16 bps).  Other favorable changes versus the prior year quarter include reductions in discretionary spending including professional services (10 bps favorable).  The operating expense ratio was also aided by lower bad debt expense of $1.8 million in the quarter (10 bps) as the need to increase accounts receivables reserves slowed.

Interest and Other Expense, net.  Interest and other expense for the third quarter of 2009 was $6.6 million, down from $8.4 million for the same period in 2008 as a result of strong cash flow performance that has led to reduced funding needs.

Income Taxes.  Income tax expense was $18.5 million for the third quarter of 2009, compared with $20.3 million for the same period in 2008. The Company’s effective tax rate was 35.6% for the third quarter of 2009 and 38.0% for the same period in 2008.  The lower rate resulted from favorable resolution of certain tax positions in the quarter.

Net Income. Net income for the third quarter of 2009 totaled $33.5 million, or $1.38 per diluted share, compared with net income of $33.1 million, or $1.39 per diluted share for the same three-month period in 2008.  Adjusted for the impact of the net $3.2 million gain on sale of the two distribution centers in the third quarter of 2008, net income was $29.9 million and diluted earnings per share were $1.26.

Results of Operations—Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

Net Sales. Net sales for the first nine months of 2009 were $3.53 billion, down 7.7% per selling day compared with sales of $3.84 billion for the same nine-month period of 2008.  The following table summarizes net sales by product category for the nine-month periods ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended September 30,
	2009	2008 (1)
Technology products	$1,212	$1,303
Traditional office products (including cut-sheet paper)	966	1,035
Janitorial and breakroom supplies	837	799
Office furniture	272	398
Industrial supplies	175	233
Freight revenue	61	69
Other	4	5
Total net sales	$3,527	$3,842

(1)        Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications included: i) freight and other revenue from ORS Nasco that is now included in the freight and other revenue line items rather than in the “Industrial supplies” product category, and ii) changes between several product categories due to several specific products being reclassified to different categories.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category declined in the first nine months of 2009 by 6.5% per selling day versus the first nine months of 2008.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 34% of net sales for the first nine months of 2009.  Discretionary products in this category declined significantly while consumables outperformed the overall category.  Contributing to this decline was a sales timing difference versus last year when there were significant price increases in the category that went into effect on October 1, 2008.  This was particularly true for the printer consumables category which saw a sales shift from the fourth quarter of 2008 into the third quarter.  Increased penetration and sales of the Company’s Innovera private brand products, mainly in imaging and supplies, partially offset this negative timing impact.

Sales of traditional office supplies declined in the first nine months of 2009 by approximately 6% per selling day versus the first nine months of 2008. Traditional office supplies represented approximately 27% of the Company’s consolidated net sales for the first nine months of 2009. The decline in this category reflected declines in durable products, while cut-sheet paper sales grew modestly.

Sales in the janitorial and breakroom supplies product category increased over 5% per selling day in the first nine months of 2009 compared to the first nine months of 2008.  This category accounted for approximately 24% of the Company’s year-to-date 2009 consolidated net sales. Growth was driven by selling janitorial and breakroom products across other channels, including to office products dealers and industrial supplies distributors, along with the Company’s ongoing success in converting manufacturers’ direct sales to wholesale.  Finally, sales of sanitary products were positively affected by higher H1N1 flu-related product sales.

Office furniture sales in the first nine months of 2009 decreased by approximately 31% per selling day compared to the same nine-month period of 2008. Office furniture accounted for 8% of the Company’s year-to-date 2009 consolidated net sales. Furniture product sales were negatively affected by the recession.

Industrial supplies sales in the first nine months of 2009 declined 24.5% per selling day compared to the same prior year period. Sales of industrial supplies accounted for 5% of the Company’s net sales for the first nine months of 2009. This decline reflected the decline in United States manufacturing, pipeline, and commercial construction activity, combined with continued de-stocking in the distributor channel.

The remaining 2% of the Company’s year-to-date 2009 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first nine months of 2009 was $512.6 million, compared to $564.2 million in the first nine months of 2008, while the Company’s gross margin rate of 14.5% was 15 bps lower than the prior year. A mix shift to value-oriented consumables resulted in lower pricing margin (invoice price less cost of sales) of 15 bps while lower purchase volumes resulted in lower supplier allowances and purchase discounts of 35 bps.  The de-leveraging impact of lower sales also negatively impacted the margin rate by 10 bps related to occupancy costs which are primarily fixed. These declines in the margin rate were partially offset by lower fuel costs and success with cost reduction projects related to freight (35 bps) and inventory-related margin items (10 bps). Inventory-related margin items were favorably affected by lower inventory obsolescence charges.

Operating Expenses. Operating expenses for the first nine months of 2009 totaled $383.9 million, or 10.9 % of net sales, compared with $414.8 million, or 10.8% of net sales in the first nine months of 2008. Included in the first nine months of 2008 amount is $6.7 million for an asset impairment charge related to capitalized software development costs, a $5.1 million gain on the sale of two distribution centers, and a $4.7 million gain on the sale of the Company’s former headquarters.  The first nine months of 2009 includes $3.4 million of severance and restructuring costs. Adjusting for these items, operating expenses for the first nine months of 2009 were $380.5 million or 10.8% of sales versus $417.9 million or 10.9% of sales in the first nine months of 2008.  The decline in operating expenses as a percentage of sales (10 bps) was due to cost savings initiatives that began earlier in 2009 to reduce labor costs, discretionary spending, and variable costs.  Employee related costs declined $24.5 million versus 2008 but were flat as a percent of sales due to the sales decline experienced in 2009.  Included in this amount was an unfavorable change in healthcare costs as a percent of sales offset by lower travel and entertainment expenses.  Professional services and marketing expenses declined (10 bps) and occupancy charges including repairs and maintenance in the distribution centers declined (10 bps).  These savings are attributable to improved efficiencies in these areas and the Company’s WOW initiatives.  Partially offsetting these cost savings was an increase in bad debt provisions of $1.6 million or 5 bps as a percent of sales.

Interest and Other Expense, net.  Interest and other expense for the first nine months of 2009 was $21.0 million, down from $26.4 million for the same period in 2008 as a result of strong cash flow performance that has led to reduced funding needs.

Income Taxes. Income tax expense was $39.6 million for the first nine months of 2009, compared with $47.2 million for the same period in 2008. The Company’s effective tax rate was 36.8% for the first nine months of 2009 and 38.3% for the first nine months of 2008. The decline reflects a favorable mix of income between states, lower tax contingencies, and favorable resolution of certain tax positions partially offset by unfavorable changes to tax law in certain states.

Net Income. Net income for the first nine months of 2009 totaled $68.1 million, or $2.85 per diluted share, compared with net income of $75.9 million, or $3.18 per diluted share for the same nine-month period in 2008.  Adjusted for the impact of the $3.4 million severance and restructuring charges in 2009 and the net $3.1 million favorable impact of the asset impairment and the gain on sale of buildings in 2008, year-to-date 2009 diluted earnings per share were $2.94 versus $3.10.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt under GAAP, together with funds generated from the sale of receivables under the Company’s Prior Receivables Securitization Program, consisted of the following amounts (in thousands):

	As of September 30, 2009	As of December 31, 2008
2007 Credit Agreement - Revolving Credit Facility	$100,000	$321,300
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	441,800	663,100
Accounts receivable sold (1)	—	23,000
Total outstanding debt under GAAP and accounts receivable sold (adjusted debt)	441,800	686,100
Stockholders’ equity	655,172	565,638
Total capitalization	$1,096,972	$1,251,738

Adjusted debt-to-total capitalization ratio	40.3%	54.8%

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

In accordance with GAAP, total debt outstanding at September 30, 2009 decreased by $221.3 million to $441.8 million from the balance at December 31, 2008. This resulted from a decrease in borrowings under the Revolving Credit Facility of the 2007 Credit Agreement. Adjusted debt as of September 30, 2009 decreased by $244.3 million from the balance at December 31, 2008 as a result of this decrease in borrowings under the Revolving Credit Facility and a $23 million decrease in the amount sold under the Company’s Prior Receivables Securitization Program. These reductions were made possible by increased operating cash flows in the first nine months of 2009.

At September 30, 2009, the Company’s adjusted debt-to-total capitalization ratio was 40.3%, compared to 54.8% at December 31, 2008.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of September 30, 2009, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	150.0
Industrial Development Bond	6.8
Maximum financing available		$916.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	100.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	19.4
Industrial Development Bond	6.8
Total financing utilized		461.2
Available financing, before restrictions		455.6
Restrictive covenant limitation		127.1
Available financing as of September 30, 2009		$328.5

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

Contractual Obligations

During the three- and nine- month periods ended September 30, 2009, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC.  Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its subsidiary USSRC upon the termination of the Prior Program.  Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of Enterprise and Market Street.  The maximum investment to USR at any one time outstanding under the 2009 Program may not exceed $150 million. USFS will retain servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated.  The maturity date of the 2009 Program is November 23, 2013, subject to the Investors’ renewing their commitments as liquidity providers supporting the 2009 Program, which expire on November 23, 2009.  While the Company is currently not borrowing funds under this facility, it is seeking renewal of the agreement.

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Market Street, Bank of America, PNC or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of September 30, 2009, $442.3 million of receivables have been sold and no amounts have been advanced to USR.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement and its predecessor agreement of $19.4 million and $19.5 million as of September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 funding levels (including amounts sold under the 2009 Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of September 30, 2009, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

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

Cash Flows

Cash flows for the Company for the nine-month periods ended September 30, 2009 and 2008 are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2009	2008

Net cash provided by operating activities	$294,462	$65,396
Net cash used in investing activities	(8,780)	(20,572)
Net cash used in financing activities	(221,124)	(24,976)

Cash Flow From Operations

Net cash provided by operating activities for the nine months ended September 30, 2009 totaled $294.5 million, compared with $65.4 million in the same nine-month period of 2008.  After excluding the impacts of accounts receivable sold under the Prior Receivables Securitization Program (see table below), the Company’s adjusted operating cash flows were $317.5 million and $91.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Adjusted operating cash flows for the first nine months of 2009 were favorably affected by several items.  First, a decline in inventories from December 31, 2008 of $146.6 million, versus a decline of $29.3 million in the first nine months of 2008, resulted in a $117.3 million improvement in 2009 compared to 2008.  Inventories were down by about 23 percent versus September 30, 2008 and 22 percent lower than year-end 2008. Despite a sharp drop in inventories during the first nine months of 2009, the Company maintained very high service levels for customers.  Second, accounts payable balances were low at year-end 2008 and the reduced purchasing activity throughout 2009 led to a cash inflow of $90.8 million versus the inflow of $55.1 million in accounts payable in the first nine months of 2008.  Year-end 2008 payables balances were unusually low due to the timing of inventory investment buys in the fourth quarter of 2008. This timing of inventory investment buys coupled with lower purchasing activity in 2009 versus the same period last year resulted in this favorable change in cash flows related to payables and checks in-transit of $35.7 million. Finally, cash flows related to receivables, adjusted for the effects of securitization, improved to a cash outflow of $12.7 million in the first nine months of 2009 versus a cash outflow of $79.9 million in the first nine months of 2008.  This reflects disciplined collections activity and lower supplier allowance receivables.  As a result, this favorable $67.2 million swing in cash flows accounts for the majority of the remainder of the adjusted operating cash flow improvement from the first nine months of 2008.

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the nine months ended September 30, 2009 and 2008 are provided below as an additional liquidity measure (in thousands):

	For the Nine Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities:
Net cash provided by operating activities	$294,462	$65,396
Excluding the change in accounts receivable sold	23,000	26,000
Net cash provided by operating activities excluding the effects of receivables sold	$317,462	$91,396

Cash Flows From Financing Activities:
Net cash used in financing activities	$(221,124)	$(24,976)
Including the change in accounts receivable sold	(23,000)	(26,000)
Net cash used in financing activities including the effects of receivables sold	$(244,124)	$(50,976)

Cash Flow From Investing Activities

Net cash used in investing activities for the first nine months of 2009 was $8.8 million, compared to net cash used in investing activities of $20.6 million for the nine months ended September 30, 2008. The decline primarily relates to the acquisition of Emco Distribution LLC for approximately $13 million in the third quarter of 2008.  Gross capital spending decreased in the first nine months of 2009 to $8.9 million from $25.8 million in the same period in 2008.  Proceeds from the sale of two distribution centers and the company’s former headquarters contributed to $18.2 million in cash from investing activities for the first nine months of 2008. For the full year 2009, the Company expects gross capital expenditures to be approximately $15 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 totaled $221.1 million, compared with $25.0 million in the prior year period.  Strong operating cash flows in the first nine months of 2009 led to repayment of debt of $221.3 million while $40.8 million was borrowed in the first nine months of 2008. Cash outflows in the first half of 2008 also included $67.5 million of share repurchases.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first nine months of 2009 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of September 30, 2009, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The Company successfully implemented two additional SAP modules to enhance its financial accounting system on August 1, 2009.  As a result, the Company’s internal control over financial reporting changed during the quarter ended September 30, 2009.   The implementation was undertaken to replace the Company’s legacy accounts receivable and credit and collections systems with more advanced technology.  The new modules have undergone rigorous pre-implementation review and testing, and associates have been trained.  As the system is relatively new, management has not yet completed testing operating effectiveness of key controls.  However, post-implementation monitoring has been ongoing and management believes internal controls are being maintained or enhanced by the new system.   Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.  There were no other changes to internal controls during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

The Company did not repurchase any common stock during the first nine months of 2009.  As of September 30, 2009, the Company’s remaining authorized dollar values for common stock repurchases remained at $100.9 million, unchanged since December 31, 2008.

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

3.2*	Amended and Restated Bylaws of the Company, dated as of July 16, 2009

4.1	Rights Agreement, dated as of July 27, 1999, by and between the Company and BankBoston, N.A., as Rights Agent (Exhibit 4.1 to the Company’s 2001 Form 10-K)

4.2

Amendment to Rights Agreement, effective as of April 2, 2002, by and among the Company, Fleet National Bank (f/k/a BankBoston, N.A. and EquiServe Trust Company, N.A.) (Exhibit 4.1 to the Company’s Form 10-Q for the Quarter ended March 31, 2002, filed on May 15, 2002)

31.1*	Certification of Chief Executive Officer, dated as of November 5, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of November 5, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of November 5, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   -         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: November 5, 2009	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)