Form 10-K
period 2009-12-31
UNITED STATIONERS INC
filed 2010-02-25
CIK 355999

QuickLinks -- Click here to rapidly navigate through this document

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐    No ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2009 was approximately $827.2 million.

On February 23, 2010, United Stationers Inc. had 24,007,363 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.
FORM 10-K
For The Year Ended December 31, 2009

 PART I

ITEM 1.    BUSINESS.

General

United Stationers Inc. is a leading wholesale distributor of business products, with consolidated net sales of approximately $4.7 billion. United stocks a broad and deep line of approximately 100,000 products, including technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. The Company's network of 64 distribution centers allows it to ship these items to over 25,000 reseller customers, reaching more than 90% of the population of the U.S. and major cities in Mexico on an overnight basis.

Except where otherwise noted, the terms "United" and "the Company" refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. (USI), was incorporated in 1981 in Delaware. USI's only direct wholly owned subsidiary—and its principal operating company—is United Stationers Supply Co. (USSC), incorporated in 1922 in Illinois.

Products

United stocks approximately 100,000 stockkeeping units ("SKUs") in these categories:

Technology Products.    The Company is a leading wholesale distributor of computer supplies and peripherals in North America. It stocks approximately 10,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated about 35% of the Company's 2009 consolidated net sales.

Traditional Office Products.    The Company is one of the largest national wholesale distributors of a broad range of office supplies. It carries about 20,000 brand-name and private label products, such as filing and record storage products, business machines, presentation products, writing instruments, paper products, shipping and mailing supplies, calendars and general office accessories. These products contributed approximately 27% of net sales during the year.

Janitorial and Breakroom Supplies.    United is a leading wholesaler of janitorial and breakroom supplies throughout the U.S. The Company holds over 8,000 items in these lines: janitorial and breakroom supplies (cleaners and cleaning accessories), foodservice consumables (such as disposable cups, plates and utensils), safety and security items, and paper and packaging supplies. This product category provided about 24% of the latest year's net sales primarily from Lagasse, Inc. (Lagasse), a wholly owned subsidiary of USSC, and is the fastest growing category of the business.

Office Furniture.    United is one of the largest office furniture wholesaler distributors in North America. It stocks approximately 4,500 products from more than 40 of the industry's leading manufacturers including, desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. Innovative marketing programs and related services help drive this business across multiple customer channels. This product category represented approximately 8% of net sales for the year.

Industrial Supplies.    USSC acquired ORS Nasco Holding, Inc. (ORS Nasco) in December 2007, and as a result, now stocks over 55,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items and oil field and welding supplies. In 2009, this product category accounted for roughly 5% of the Company's net sales.

The remaining 1% of the Company's consolidated net sales came from freight and advertising revenue.

United offers private brand products within each of its product categories to help resellers provide quality value-priced items to their customers. These include Innovera® technology products, Universal® office products, Windsoft® paper products, UniSan® janitorial and sanitation products, Alera® office furniture and Anchor Brand® in the welding, industrial, safety and oil field pipeline categories.

During 2009, private brand products accounted for about 14% of United's net sales.

Customers

United serves a diverse group of over 25,000 customers. They include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. The Company had one customer, Staples, that constituted 10.7% of its 2009 consolidated net sales. No other single customer accounted for more than 10% of 2009 consolidated net sales.

Sales to independent resellers—which include our United Stationers Supply, Lagasse and ORS Nasco resellers, as well as new channel customers—contributed approximately 84% of consolidated net sales. The Company provides these customers with value-added services designed to help them market their products and services while improving operating efficiencies and reducing costs. National accounts comprise about 16% of the Company's 2009 consolidated net sales.

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

  •
  High levels of products in stock, with an average line fill rate better than 97% in 2009;

  •
  Efficient order processing, resulting in a 99.6% order accuracy rate for the year;

  •
  High-quality customer service from several state-of-the-art customer care centers;

  •
  National distribution capabilities that enable next- to second-day delivery to the contiguous U.S. and major cities in Mexico, providing a 98% on-time delivery rate in 2009;

  •
  Training programs designed to help resellers improve their operations;

  •
  End-consumer research to help resellers better understand their markets.

United's marketing programs emphasize two other major strategies. First, the Company produces product content that is used to populate an extensive array of print and electronic catalogs for commercial dealers, contract stationers and retail dealers. The printed catalogs usually are customized with each reseller's name, then sold to the resellers who, in turn, distribute them to their customers. The

Company markets its broad product offering primarily through General Line catalogs. These are available in both print and electronic versions and can include various selling prices (rather than the manufacturer's suggested retail price). In addition, the Company typically produces a number of promotional catalogs each quarter. United also develops separate monthly, quarterly and semi-annual flyers covering most of its product categories, including its private brand lines that offer a large selection of popular commodity products. Since catalogs and electronic content provide product exposure to end consumers and generate demand, United tries to maximize their distribution on behalf of its suppliers and customers.

Second, United provides its resellers with a variety of dealer support and marketing services. These programs are designed to help resellers differentiate themselves by making it easier for customers to buy from them, and often allow resellers to reach customers they had not traditionally served.

Resellers can place orders with the Company by phone, fax and e-mail and through a variety of electronic order entry systems. Electronic order entry systems allow resellers to forward their customers' orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2009, United received approximately 90% of its orders electronically.

Distribution

The Company uses a network of 64 distribution centers to provide about 100,000 items to over 25,000 reseller customers. This network, combined with the Company's depth and breadth of inventory in technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies, enables the Company to ship products on an overnight basis to more than 90% of the population of the U.S. and major cities in Mexico. United's domestic operations generated approximately $4.6 billion of its approximately $4.7 billion in 2009 consolidated net sales, with its international operations contributing another $0.1 billion to 2009 net sales.

Regional distribution centers are supplemented with 30 local distribution points across the U.S., which serve as re-distribution points for orders filled at the regional centers. United has a dedicated fleet of approximately 550 trucks, most of which are under contract to the Company. This enables United to make direct deliveries to resellers from regional distribution centers and local distribution points.

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

Purchasing and Merchandising

As a leading wholesale distributor of business products, United leverages its broad product selection as a key merchandising strategy. The Company orders products from over 1,000 manufacturers. This purchasing volume means United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2009, United's largest supplier was Hewlett-Packard Company, which represented approximately 20% of its total purchases.

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

The Company also competes with manufacturers who often sell their products directly to resellers and may offer lower prices. United believes that it provides an attractive alternative to manufacturer direct purchases by offering a combination of value-added services, including 1) Wrap and Label capabilities, 2) marketing and catalog programs, 3) same- to second-day delivery, 4) a broad line of business products from multiple manufacturers on a "one-stop shop" basis, and 5) lower minimum order quantities.

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

Employees

As of February 23, 2010, United employed approximately 5,700 people.

Management believes it has good relations with its associates. Approximately 570 of the shipping, warehouse and maintenance associates at certain of the Company's Baltimore, Los Angeles and New Jersey distribution centers are covered by collective bargaining agreements. In 2009, United successfully renegotiated the collective bargaining agreement with associates in the Baltimore distribution center. The bargaining agreements in the Los Angeles and New Jersey distribution centers are scheduled to expire in 2011. The Company has not experienced any work stoppages during the past five years.

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

The customers that United serves are affected by changes in economic conditions outside the Company's control, including national, regional and local slowdowns in general economic activity and job markets. Demand for the products and services the Company offers, particularly in office products, technology and furniture, is affected by the number of white collar and other workers employed by the businesses United's customers serve. An interruption of growth in these markets or a general economic downturn, together with the negative effect this has on the number of workers employed, may adversely affect United's business, financial condition and results of operations.

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

United's top five customers accounted for approximately 25% of the Company's 2009 net sales. The loss of one or more key customers, changes in the sales mix or sales volume to key customers, a significant downturn in the business or financial condition of any of them or the failure of any of them to timely pay all amounts due United could significantly reduce United's sales and profitability.

United's financial condition and results of operation depend on the availability of financing sources to meet its business needs.

The Company depends on various external financing sources to fund its operating, investing, and financing activities. The Company's financing agreements include covenants by the Company to maintain certain financial ratios and comply with other obligations. If the Company violates a covenant or otherwise defaults on its obligations under a financing agreement, the Company's lenders may refuse to extend additional credit, demand repayment of outstanding indebtedness and terminate the financing agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General" included below under Item 7.

One of the Company's external financing sources is a receivables securitization program that is dependent on back-up liquidity facilities that must be renewed annually. The Company's other primary external financing sources terminate or mature in two to four years. If the Company defaults on its obligations under a financing agreement or is unable to obtain or renew financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

United's reliance on supplier allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives that are often based on volume contribute significantly to United's profitability. If United does not comply with suppliers' terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, United may not earn certain allowances and promotional incentives. In addition, if United's suppliers reduce or otherwise alter their allowances or promotional incentives, United's profit margin for the sale of the products it purchases from those suppliers may be harmed. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company's results of operation.

United relies on independent dealers for a significant percentage of its net sales.

Sales to independent office product dealers and janitorial and sanitation distributors account for a significant portion of United's net sales. Independent dealers and distributors compete with national retailers that have substantially greater financial resources and technical and marketing capabilities. Over the years, several of the Company's independent dealer and distributor customers have been acquired by national retailers. If United's customer base of independent dealers and distributors declines, the Company's business and results of operations may be adversely affected.

United operates in a competitive environment.

The Company operates in a competitive environment. Competition is based largely upon service capabilities and price, as the Company's competitors are wholesalers that offer products that are the same as or similar to the products the Company offers to the same customers or potential customers. United also faces competition from some of its own suppliers, which sell their products directly to United's customers. The Company's financial condition and results of operations depend on its ability to compete effectively on price, product selection and availability, marketing support, logistics and other ancillary services.

The loss of key suppliers or supply chain disruptions could decrease United's revenues and profitability.

United believes its ability to offer a combination of well-known brand name products, competitively-priced private brand products, and support services is an important factor in attracting and retaining customers. The Company's ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from manufacturers or other suppliers. United's agreements with its suppliers are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of products or services from key suppliers at competitive prices could cause the Company's revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond United's control. Disruptions in United's supply chain could result in a decrease in revenues and profitability.

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

A significant disruption or failure of the Company's existing information technology systems or in its implementation of new information technology systems could disrupt United's business and result in increased costs and decreased revenues.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders, and coordinating sales and marketing activities. Many of the Company's software applications are legacy systems, including order entry, order processing, pricing, billing, returns and credits, and inventory receiving and control. The Company is building and implementing new applications to replace some of the legacy systems and to provide new services to customers. Interruptions in the proper functioning of the Company's information systems or delays in implementing new systems could disrupt United's business and result in increased costs and decreased revenue. A significant disruption or failure of the Company's existing information technology systems or in the Company's development and implementation of new systems could put it at a competitive disadvantage and could adversely affect its results of operations.

United may not be successful in identifying, consummating and integrating future acquisitions.

Historically, part of United's growth and expansion into new product categories or markets has come from targeted acquisitions. Going forward, United may not be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired business systems and personnel with United's business; the potential loss of key employees, customers or suppliers; the assumption of liabilities and exposure to unforeseen liabilities of acquired companies; the difficulties in achieving target synergies; and the diversion of management attention and resources from existing operations. Difficulties in identifying, completing or integrating acquisitions could impede United's revenues, profitability and net worth.

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

ITEM 1B.    UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.    PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's debt agreements (see the information under the caption "Liquidity and Capital Resources" included below under Item 7). As of December 31, 2009, these properties consisted of the following:

Offices.    The Company leases approximately 205,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally the Company owns 49,000 square feet of office space in Orchard Park, New York and leases 13,000 square feet of office space in Tulsa, Oklahoma and 20,000 square feet in Muskogee, Oklahoma.

Distribution Centers.    The Company utilizes 64 distribution centers totaling approximately 12.4 million square feet of warehouse space. Of the 12.4 million square feet of distribution center space, 2.1 million square feet is owned and 10.3 million square feet is leased.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in connection with its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT (as of February 23, 2010)

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 60, President and Chief Executive Officer	Richard W. Gochnauer became the Company's President and Chief Executive Officer in December 2002, after joining the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined the Company, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately-held food company that manufactures and distributes food and paper products. Prior to that, he served as Executive Vice President of the Dial Corporation, with responsibility for its household and laundry consumer products businesses.
S. David Bent 49, Senior Vice President and Chief Information Officer

S. David Bent was named as the Company's Senior Vice President, e Business Services and Corporate Chief Information officer in July 2009. He joined the Company as its Senior Vice President and Chief Information Officer in May 2003. From August 2000 until such time, Mr. Bent served as the Corporate Vice President and Chief Information Officer of Acterna Corporation, a multi-national telecommunications test equipment and services company, and also served as General Manager of its Software Division from October 2002. Previously, he spent 18 years with the Ford Motor Company. During his Ford tenure, Mr. Bent most recently served during 1999 and 2000 as the Chief Information Officer of Visteon Automotive Systems, a tier one automotive supplier, and from 1998 through 1999 as its Director, Enterprise Processes and Systems.

Eric A. Blanchard 53, Senior Vice President, General Counsel and Secretary

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

Name, Age and Position with the Company	Business Experience
Barbara J. Kennedy 43, Senior Vice President, Human Resources

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

Kenneth M. Nickel 42, Vice President, Controller and Chief Accounting Officer

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

P. Cody Phipps 48, President, United Stationers Supply

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

Victoria J. Reich 52, Senior Vice President and Chief Financial Officer

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

Name, Age and Position with the Company	Business Experience
Stephen A. Schultz 43, Group President, Lagasse and ORS Nasco

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI's common stock is quoted through the NASDAQ Global Select Market ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for USI's common stock as reported by NASDAQ:

	High	Low
2009
First Quarter	$34.26	$18.49
Second Quarter	39.00	28.44
Third Quarter	49.25	34.57
Fourth Quarter	58.03	45.04
2008
First Quarter	$57.14	$43.01
Second Quarter	49.91	36.56
Third Quarter	52.01	34.20
Fourth Quarter	47.42	28.39

On February 23, 2010, the closing sale price of Company's common stock as reported by NASDAQ was $56.38 per share. On February 23, 2010, there were approximately 737 holders of record of common stock. A greater number of holders of USI common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph compares the performance of the Company's common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line's Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2004 in the Company's common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

	2004	2005	2006	2007	2008	2009
United Stationers (USTR)	$100.00	$104.98	$101.06	$100.02	$72.49	$123.12
NASDAQ (U.S. Companies)	$100.00	$102.13	$112.19	$121.66	$58.61	$84.24
Value Line Office Equipment	$100.00	$99.28	$127.47	$99.84	$70.92	$98.00

Common Stock Repurchases

As of December 31, 2009, the Company had $100.9 million under share repurchase authorizations from its Board of Directors. The Company did not repurchase any common stock during 2009.

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

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2005 through 2009 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, reclassifications of discontinued operations and certain other reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,(1)
	2009	2008	2007	2006(2)	2005
Income Statement Data:
Net sales	$4,710,291	$4,986,878	$4,646,399	$4,546,914	$4,279,089
Cost of goods sold	4,019,650	4,246,199	3,939,684	3,792,833	3,637,065

Gross profit	690,641	740,679	706,715	754,081	642,024
Operating expenses:
Warehousing, marketing and administrative expenses	499,659	548,222	502,810	516,234	471,193
Restructuring, severance and other charges (reversals), net(3)	3,354	—	1,378	1,941	(1,331)

Total operating expenses	503,013	548,222	504,188	518,175	469,862

Operating Income	187,628	192,457	202,527	235,906	172,162
Interest expense	(27,797)	(28,563)	(13,109)	(8,276)	(3,050)
Interest income	474	1,048	1,197	970	342
Other expense, net(4)	(204)	(8,079)	(14,595)	(12,786)	(7,035)

Income from continuing operations before income taxes	160,101	156,863	176,020	215,814	162,419
Income tax expense	59,116	58,449	68,825	80,510	60,949

Income from continuing operations	100,985	98,414	107,195	135,304	101,470
Loss from discontinued operations, net of tax	—	—	—	(3,091)	(3,969)

Net income	$100,985	$98,414	$107,195	$132,213	$97,501

Net income per share—basic:
Income from continuing operations	$4.32	$4.17	$3.92	$4.37	$3.08
Loss from discontinued operations, net of tax	—	—	—	(0.10)	(0.12)

Net income per common share—basic	$4.32	$4.17	$3.92	$4.27	$2.96

Net income per share—diluted:
Income from continuing operations	$4.19	$4.13	$3.83	$4.31	$3.02
Loss from discontinued operations, net of tax	—	—	—	(0.10)	(0.12)

Net income per common share—diluted	$4.19	$4.13	$3.83	$4.21	$2.90

Cash dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital(5)	$721,503	$807,631	$543,258	$551,556	$421,005
Total assets(5)	1,808,516	1,881,516	1,765,555	1,560,355	1,550,545
Total debt(6)	441,800	663,100	451,000	117,300	21,000
Total stockholders' equity	706,713	565,638	574,254	800,940	768,512
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$239,395	$(129,305)	$218,054	$13,994	$236,067
Net cash used in investing activities	(14,829)	(28,366)	(197,898)	(18,624)	(171,748)
Net cash (used in) provided by financing activities	(216,667)	146,430	(13,188)	2,198	(62,680)

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified capitalized software costs from "Other Assets" to "Property, Plant and Equipment" beginning in the first quarter of 2006, with prior periods updated to conform to this presentation. For the year ended December 31, 2005,

  $17.0 million in operating cash outflows were reclassified as cash outflows from investing activities. The reclassification of capitalized software also resulted in a reclassification from "Other Assets" to "Property, Plant and Equipment" for 2005 of $17.0 million. Additionally, the Company reclassified certain offsets to "Accrued Liabilities" related to merchandise return reserves to "Inventory". This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. For the years ended December 31, 2006 and 2005, $7.0 million and $8.3 million, respectively, were reclassified to "Inventory" out of "Accrued Liabilities" with corresponding changes made to the Statement of Cash Flows within "Cash Flows From Operating Activities".

(2)
In 2006, the Company recorded $60.6 million, or $1.21 per diluted share in favorable benefits from the Company's product content syndication program and certain marketing program changes.

(3)
Reflects severance and restructuring charges in the following years: 2009—$3.4 million severance charge. 2007—$1.4 million charge for the 2006 Workforce Reduction Program. 2006—$6.0 million charge for the 2006 Workforce Reduction Program, partially offset by a $4.1 million reversal of previously established restructuring reserves. 2005—$1.3 million reversal of previously established restructuring reserves.

(4)
Primarily represents the loss on the sale of certain trade accounts receivable through the Company's Prior Receivables Securitization Program. For further information on the Company's Prior Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Prior Receivables Securitization Program" under Item 7 of this Annual Report.

(5)
In accordance with Generally Accepted Accounting Principles ("GAAP"), total assets exclude $23.0 million in 2008, $248.0 million in 2007, and $225.0 million in 2006 and 2005 of certain trade accounts receivable sold through the Company's Prior Receivables Securitization Program. For further information on the Company's Prior Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Prior Receivables Securitization Program" under Item 7 of this Annual Report.

(6)
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

Overview and Recent Results

The Company is a leading wholesale distributor of business products, with 2009 net sales of approximately $4.7 billion. The Company sells its products through a national distribution network of 64 distribution centers to over 25,000 resellers, who in turn sell directly to end consumers.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

  •
  Despite modestly improved market conditions which led to a slight increase in sales during the fourth quarter of 2009, business conditions remain mixed and uncertain as evidenced by continued high unemployment, recovering industrial production trends and an improving gross domestic product. However, it appears that job growth and industrial production may still be slow to recover. As a result, the Company remains cautious entering 2010.

  •
  Total Company sales for 2009 declined by a workday adjusted 5.2%, reflecting one less selling day in 2009, to just over $4.7 billion. Janitorial and breakroom supplies experienced 6.5% growth, buoyed by sales of products used in response to the H1N1 flu. This improvement was more than offset by a 29% decline in furniture and a 23% drop in industrial supplies. The pace of the sales decline in these categories eased within the latter part of the year. Technology product sales and office product sales declined 2% and 4%, respectively on a workday adjusted basis with sequential improvements seen in the latter part of the year as well.

  •
  Gross margin as a percent of sales for 2009 was 14.7% versus 14.9% in 2008. The gross margin rate in 2009 was negatively impacted by declines of 20 basis points (bps) due to reduced pricing margin resulting from a less favorable sales product mix, 15 bps from the effects of lower product cost inflation throughout 2009 versus 2008, and 15 bps in lower supplier allowances due to reduced purchasing activity. These declines were partially offset by 30 bps in freight-related components as lower fuel costs and cost containment initiatives drove favorability in this margin component.

  •
  The Company has set margin management as a primary focus for 2010 as margin pressures are expected in several areas. In particular, low product cost inflation, especially when compared to high inflation in the first quarter of 2009, is expected to negatively affect margins versus the prior year. In addition, margin pressure may result from a product mix that continues to be skewed towards value-oriented consumables. Offsetting these margin pressures will be leverage from expected sales growth, WOW2 cost reductions, price management, and marketing programs to earn additional supplier allowances.

  •
  Operating expenses in 2009 were $503.0 million or 10.7% as a percent of sales for the year compared to $548.2 million or 11.0% in 2008. Included in 2009 operating expenses are a $14 million gain related to a negotiated settlement with a service supplier and a $3.4 million severance charge. Operating expenses in 2008 include a $9.8 million gain on the sale of three buildings and a $6.7 million asset impairment charge. Excluding these items operating expenses declined 7% and were 10.9% of sales versus 11.1% in the prior year. The decline is due to reduced salaries and wages as a percent of sales of 5 bps, lower bad debt costs of 7 bps, and reduced discretionary expenses of 25 bps, partially offset by increased healthcare costs of 10 bps and 5 bps of expenses related to the Company's continued execution of its plan to expand ORS Nasco's presence to 18 key markets by leveraging existing company distribution centers.

  •
  Cost containment and operating leverage will be another key area of focus in 2010 in order to help offset the reversal of approximately $20 million in compensation and other short-term cost reduction actions taken in 2009. The Company will carefully manage the restoration of these costs dependent on the Company's performance in 2010. This will occur while the Company continues to invest in key growth strategies and innovative services including e-business capabilities. As a result, the WOW2 savings plan will be aggressive again in 2010 as the Company strives to gain optimal expense leverage from expected sales growth.

  •
  Operating cash flows for 2009 were $239.4 million versus a use of $129.3 million in 2008. Adjusted to exclude the effects of accounts receivable sold under the Receivables Securitization Program, the Company's operating cash flows increased to a source of $262.4 million in 2009 from $95.7 million in 2008. This increase reflects the impacts of lower inventory requirements to support lower sales and effective working capital management particularly in inventories and payables.

  •
  During 2009, the Company did not repurchase any shares of common stock under its publicly announced share repurchase programs. As of February 23, 2010, the Company had approximately $100.9 million remaining of its existing share repurchase authorizations from the Board of Directors.

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

In 2009, approximately 17% of the Company's estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 83% of the Company's estimated supplier allowances and incentives in 2009 were variable, based on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, lower Company sales volume (which reduce inventory purchase requirements) and product sales mix changes (primarily because higher-margin products often benefit from higher supplier allowance rates) can make it difficult to reach supplier allowance goals.

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

  Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. The Company tests goodwill for impairment annually and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the implied fair value of goodwill computed by independent appraisals. ORS Nasco contains a material amount of goodwill, $86.4 million as of December 31, 2009. The goodwill impairment analysis on this reporting unit resulted in a fair value that exceeded the carrying value of the entity by 5% as of the last goodwill impairment testing date of December 31, 2009. This valuation performed for goodwill impairment testing as of December 31, 2009 was based on both a discounted cash flow method and comparative market multiples. The key assumptions driving the fair value of ORS Nasco for purposes of this goodwill impairment test include forecasted revenues and margins. The discounted cash flow method also relied on a terminal value growth rate and the weighted average cost of capital of a market participant. Continued economic uncertainty, particularly in the industrial services sector, could have a negative effect on the fair value of the reporting unit. The Company's United Stationers Supply and Lagasse reporting units are not at risk of failing the first step of the goodwill impairment test prescribed by related accounting guidance.

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

  Inventories

Inventory constituting approximately 79% and 81% of total inventory as of December 31, 2009 and December 31, 2008, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $80.9 million and $84.7 million higher than reported as of December 31, 2009 and December 31, 2008, respectively. The decrease in the LIFO reserve, which reduced cost of sales by $3.8 million, was driven by decrements in certain LIFO pools. These decrements resulted in liquidations of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. These liquidations resulted in LIFO income of $18.6 million, partially offset by LIFO expense of $14.8 million related to current inflation or a net reduction in cost of sales of $3.8 million referenced above.

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

All derivatives are recognized on the balance sheet date at their fair value. All derivatives in a net receivable position are included in "Other assets", and those in a net liability position are included in "Other long-term liabilities". The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

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

  Income Taxes

The Company accounts for income taxes in accordance with accounting guidance on income taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities.

The current and deferred tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, in accordance with accounting guidance on uncertain tax positions, the tax effects from uncertain tax positions are recognized in the Consolidated Financial Statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The Company also accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

  Pension and Postretirement Health Benefits

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires using certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2009 was $6.3 million, compared to $5.6 million in 2008 and $7.4 million in 2007. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2009 of approximately $3.2 million and increased the year-end projected benefit obligation by $20.3 million.

Costs associated with the Company's postretirement health benefits plan were $0.1 million for each of the years ended 2009, 2008 and 2007. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2009 of approximately $0.1 million and increased the year-end accumulated postretirement benefit obligation by $0.6 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap of 3% provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Pension plan assumptions:
Assumed discount rate	6.25%	6.25%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.25%	6.25%	6.00%

For the year ending December 31, 2009, the rate of compensation increase was 3.75% prior to March 1, 2009 when the Company froze pension service benefits for employees not covered by collective bargaining agreements. To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio.

Results for the Years Ended December 31, 2009, 2008 and 2007

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2009	2008	2007
Net sales	100.00%	100.00%	100.00%
Cost of goods sold	85.34	85.15	84.79

Gross margin	14.66	14.85	15.21
Operating expenses:
Warehousing, marketing and administrative expenses	10.60	10.99	10.82
Restructuring, severance and other charges, net	0.08	—	0.03

Total operating expenses	10.68	10.99	10.85

Operating income	3.98	3.86	4.36
Interest expense, net	0.58	0.55	0.26
Other expense, net	0.00	0.16	0.31

Income from continuing operations before income taxes	3.40	3.15	3.79
Income tax expense	1.26	1.18	1.48

Net income	2.14%	1.97%	2.31%

The above table includes all items that are separately itemized in the tables below for 2009 and 2008. Operating expenses for 2007 included a $1.4 million restructuring charge related to the 2006 Workforce Reduction Program which began in the fourth quarter of 2006.

Adjusted Operating Income and Diluted Earnings Per Share

The following table presents Adjusted Operating Income, Net Income and Diluted Earnings Per Share for the years ended December 31, 2009 and 2008 (in millions, except per share data). The table shows Adjusted Operating Income, Net Income and Diluted Earnings per Share excluding the effects of the negotiated settlement with a service supplier in 2009, the first quarter severance charges in 2009, the gains on sale of buildings in 2008, and an asset impairment charge in 2008 (see "Comparison of Results for the Years Ended December 31, 2009 and 2008" below for more detail). Generally Accepted Accounting Principles require that the effects of these items be included in the Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2009		2008
	Amount	% to Net Sales	Amount	% to Net Sales
Sales	$4,710.3	100.00%	$4,986.9	100.00%

Gross profit	$690.6	14.66%	$740.7	14.85%

Operating expenses	$503.0	10.68%	$548.2	10.99%
Gain on the sale of distribution centers	—	—	5.1	0.10%
Gain on sale of former corporate headquarter	—	—	4.7	0.09%
Asset impairment charge	—	—	(6.7)	(0.13)%
Negotiated settlement with a service supplier	14.0	0.30%	—	—
Severance charge	(3.4)	(0.08)%	—	—

Adjusted operating expenses	$513.6	10.90%	$551.3	11.05%

Operating income	$187.6	3.98%	$192.5	3.86%
Operating expense items noted above	(10.6)	(0.22)%	(3.1)	(0.06)%

Adjusted operating income	$177.0	3.76%	$189.4	3.80%

Net Income	$101.0		$98.4
Operating expense items noted above	(6.7)		(1.9)

Adjusted net income	$94.3		$96.5

Net income per share—diluted	$4.19		$4.13
Per share operating expense items noted above	(0.28)		(0.08)

Adjusted net income per share—diluted	$3.91		$4.05

Weighted average number of common shares—diluted	24,096		23,847

Comparison of Results for the Years Ended December 31, 2009 and 2008

Net Sales.    Net sales for the year ended December 31, 2009 were approximately $4.7 billion, down 5.2%, on a workday adjusted basis, compared with $5.0 billion in 2008. The following table shows net sales by product category for 2009 and 2008 (in millions):

	Years Ended December 31,
	2009	2008(1)
Technology products	$1,636	$1,683
Traditional office products (including cut-sheet paper)	1,282	1,346
Janitorial and breakroom supplies	1,117	1,053
Office furniture	354	504
Industrial supplies	231	301
Freight revenue	81	91
Other	9	9

Total net sales	$4,710	$4,987

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications included: i) freight and other revenue from ORS Nasco that is now included in the freight and other revenue line items rather than in the "Industrial supplies" product category, and ii) changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category declined 2.4%, after adjusting for one less selling day, in 2009 compared to 2008. This category continues to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 35% for 2009. Discretionary products in this category experienced a year-over-year decline while consumables were relatively flat to the prior year. Increased penetration and sales of the Company's Innovera private brand products, mainly in imaging and supplies, helped limit the overall decline in this category versus the prior year.

Sales of traditional office products in 2009 fell 4.4% per selling day versus 2008. Traditional office supplies represented approximately 27% of the Company's consolidated net sales for 2009. While the decline can be attributed to reduced sales of durable products, there was 4.5% growth within this category in cut-sheet paper sales, which typically earn a lower margin than other traditional office products sales.

Sales growth in the janitorial and breakroom supplies category remained strong, rising 6.5% in 2009, adjusted for one less sales day, as compared to 2008. This category accounted for nearly 24% of the Company's 2009 consolidated net sales. This growth can be attributed to management's focus on cross-selling and channel development activities, sales to a new major paper and janitorial buying group, and sales of flu-related products.

Office furniture sales in 2009 were down 29.4%, after adjusting for selling days, compared to 2008. Office furniture accounted for approximately 8% of the Company's 2009 consolidated net sales. This category, which typically has higher margins, has been negatively impacted by the recession as consumers put off high dollar discretionary purchases of furniture.

Sales of industrial supplies declined 23.0% per selling day, reflecting the overall decline in the United States manufacturing, pipeline, and commercial construction activity, combined with continued de-stocking in the distributor channel. This category accounted for 5% of the Company's net sales in 2009.

The remainder of the Company's consolidated net sales came from freight and advertising revenue.

Gross Profit and Gross Margin Rate.    Gross profit for 2009 was $690.6 million, compared to $740.7 million in 2008. Gross profit as a percentage of net sales (the gross margin rate) for 2009 was 14.7%, as compared to 14.9% for 2008. The 2009 gross margin rate declined 20 basis points (bps) from 2008 due to: a less favorable sales product mix as consumers moved to more value driven and consumable commodities, reducing pricing margin by 20 bps; a 75 bps decline from lower product cost inflation during 2009 and reduced purchasing activity throughout the year, which spurred a 15 bps decline in supplier allowances and purchase discounts. Partially offsetting these declines were a 60 bp favorable LIFO change related to reduced inflation, inventory mix and inventory decrements and a 30 bp improvement in freight related components, driven by cost containment initiatives and lower fuel costs.

Operating Expenses.    Operating expenses were $503.0 million or 10.7% as a percent of sales for the year compared to $548.2 million or 11.0% in 2008. Included in 2009 operating expenses are a $14.0 million gain related to a negotiated settlement with a service supplier and a $3.4 million severance charge. Operating expenses in 2008 include a $9.8 million gain on the sale of three buildings and a $6.7 million asset impairment charge. Excluding these items operating expenses declined 7% and were 10.9% of sales versus 11.1% in the prior year. The decline is due to: reduced salaries and wages as a percent of sales of 5 bps resulting from lower headcount and a temporary wage reduction during the year; lower bad debt costs of 7 bps as the economy began to stabilize and a 25 bps reduction in discretionary expenses, resulting from management efforts to control costs. These improvements were partially offset by increased healthcare costs of 10 bps and 5 bps of expenses related to the Company's continued execution of its plan to expand ORS Nasco's presence to 18 key markets by leveraging existing company distribution centers.

Interest Expense, net.    Net interest expense for 2009 was $27.3 million, compared with $27.5 million in 2008. Interest expense remained relatively flat as borrowings under the Company's Prior Receivables Securitization Program were replaced with debt borrowings which kept the average overall debt levels for 2009 relatively flat for the year versus 2008.

Other Expense, net.    Other Expense for 2009 was $0.2 million, compared with $8.1 million in 2008. Net Other Expense for 2009 and 2008 primarily reflected costs associated with the sale of certain trade accounts receivable through the Company's Prior Receivables Securitization Program. The 2009 decline was due to the termination of the Prior Receivables Securitization Program in the first quarter of 2009. This program was replaced with the 2009 Receivables Securitization Program which qualifies for on-balance sheet treatment meaning that all borrowing costs from the 2009 Receivables Securitization Program are included in Interest Expense, net. There have been no borrowings under the 2009 Receivables Securitization Program because of significantly reduced funding requirements resulting from strong operating cash flow.

Income Taxes.    Income tax expense was $59.1 million in 2009, compared with $58.4 million in 2008. The Company's effective tax rate was 36.9% in 2009, compared to 37.3% in 2008.

Net Income.    Net income for 2009 totaled $101.0 million, or $4.19 per diluted share, compared with net income of $98.4 million, or $4.13 per diluted share for 2008. Adjusting for the impact of the negotiated settlement with a service provider and first quarter 2009 severance charge, 2009 adjusted diluted earnings per share were $3.91. Adjusted 2008 earnings per diluted share were $4.05 after excluding the $9.8 million gain on the sale of two distribution centers and the Company's former corporate headquarters and a pre-tax asset impairment charge of $6.7 million related to capitalized software development costs.

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

	Years Ended December 31,
	2008(1)	2007(1)
Technology products	$1,683	$1,736
Traditional office products (including cut-sheet paper)	1,346	1,336
Janitorial and breakroom supplies	1,053	925
Office furniture	504	566
Industrial supplies	301	3
Freight revenue	91	77
Other	9	3

Total net sales	$4,987	$4,646

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications included: i) freight and other revenue from ORS Nasco that is now included in the freight and other revenue line items rather than in the "Industrial supplies" product category, and ii) changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category declined about 3%, after adjusting for selling days, in 2008 compared to 2007. This category continues to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 34% for 2008. Competitive pressures, reduced discretionary spending and the weak economy all negatively impacted sales in this category. The Company's continued focus on margin management also has led to declines in this area of the business.

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

Office furniture sales in 2008 were down just 11%, after adjusting for selling days, compared to 2007. Office furniture accounted for approximately 10% of the Company's 2008 consolidated net sales. This category, which typically has higher margins, has seen the harshest impact from the recession as consumers put off high dollar discretionary purchases of furniture.

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

Interest Expense, net.    Net interest expense for 2008 was $27.5 million, compared with $11.9 million in 2007. The increase in interest expense in 2008 was attributable to higher average outstanding debt in 2008 resulting primarily from the $200 million Term Loan entered into in December 2007, the $135 million Note Purchase Agreement entered into in October 2007 and an increase in the average outstanding balance of the revolving credit facility resulting from the reduction in the average outstanding amount borrowed under the Prior Receivable Securitization Program. The impact of these increased borrowings on interest expense was partially offset by lower average rates.

Other Expense, net.    Other Expense for 2008 was $8.1 million, compared with $14.6 million in 2007. Net Other Expense for 2008 and 2007 primarily reflected costs associated with the sale of certain trade accounts receivable through the Prior Receivables Securitization Program. The 2008 decline was due primarily to reduced average borrowings under the Prior Receivables Securitization Program.

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

The Company's outstanding debt under GAAP, together with funds generated from the sale of accounts receivable under the Company's Prior Receivables Securitization Program (as defined below), consisted of the following amounts (in thousands):

	As of December 31, 2009	As of December 31, 2008
2007 Credit Agreement—Revolving Credit Facility	$100,000	$321,300
2007 Credit Agreement—Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800

Debt under GAAP	441,800	663,100
Accounts receivable sold(1)	—	23,000

Total outstanding debt under GAAP and accounts receivable sold ("adjusted debt")	441,800	686,100
Stockholders' equity	706,713	565,638

Total capitalization	$1,148,513	$1,251,738

Adjusted debt-to-total capitalization ratio	38.5%	54.8%

(1)
See discussion below under "Off-Balance Sheet Arrangements—Prior Receivables Securitization Program"

The most directly comparable financial measure to adjusted debt that is calculated and presented in accordance with GAAP is total debt (shown in the above table as "Debt under GAAP"). Under GAAP, accounts receivable sold under the Company's Prior Receivables Securitization Program are required to be reflected as a reduction in accounts receivable and not reported as debt. Internally, the Company considers accounts receivable sold to be a financing mechanism. The Company therefore believes it is helpful to provide readers of its financial statements with a measure ("adjusted debt") that adds accounts receivable sold to debt and calculates debt-to-total capitalization on the same basis. A reconciliation of these non-GAAP measures is provided in the table above. Adjusted debt and the adjusted-debt-to-total-capitalization ratio are provided as additional liquidity measures.

A decrease in borrowings under the revolving credit feature of the 2007 Credit Agreement resulted in $441.8 million of total debt outstanding at December 31, 2009, in accordance with GAAP; a $221.3 million decrease from the December 31, 2008 balance. Accompanied by a $23.0 million decline in the amount sold under the Company's Prior Receivables Securitization Program, adjusted debt at December 31, 2009 decreased a total of $244.3 million from the balance at December 31, 2008.

At December 31, 2009, the Company's adjusted debt-to-total capitalization ratio was 38.5%, compared to 54.8% at December 31, 2008.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2009, is summarized below (in millions):

Availability
Maximum financing available under:
2007 Credit Agreement—Revolving Credit Facility	$425.0
2007 Credit Agreement—Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	100.0
Industrial Development Bond	6.8

Maximum financing available		$866.8
Amounts utilized:
2007 Credit Agreement—Revolving Credit Facility	100.0
2007 Credit Agreement—Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program	—
Outstanding letters of credit	17.9
Industrial Development Bond	6.8

Total financing utilized		459.7

Available financing, before restrictions		407.1
Restrictive covenant limitation		80.3

Available financing as of December 31, 2009		$326.8

(1)
The 2009 Receivables Securitization Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Credit Agreement, 2007 Note Purchase Agreement, and Transfer and Administration Agreement prohibit the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and impose other restrictions on the Company's ability to incur additional debt. These agreements also contain additional covenants, requirements and events of default that are customary for these types of agreements. The 2007 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if an event of default, including the failure to make any required payments when due, occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

  Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2009 (in thousands):

	Payment due by period
Contractual obligations	2010	2011 & 2012	2013 & 2014	Thereafter	Total
Long-term debt	$—	$306,800	$135,000	$—	$441,800
Fixed interest payments on long-term debt(1)	19,427	32,916	332	—	52,675
Operating leases	51,867	85,062	50,929	55,582	243,440
Purchase obligations	1,584	660	76	—	2,320

Total contractual cash obligations	$72,878	$425,438	$186,337	$55,582	$740,235

(1)
The Company has entered into several interest rate swap transactions on a portion of its long-term debt. The fixed interest payments noted in the table are based on the notional amounts and fixed rates inherent in the swap transactions and related debt instruments. For more detail see Note 20, "Derivative Financial Instruments", in the Notes to the Consolidated Financial Statements. In addition, as of December 31, 2009 the Company has $6.8 million of long-term debt that is based on variable market rates not subject to the Company's interest rate swap transactions. The projected interest payments on this portion of the Company's long-term debt are not included in this table. See Note 9, "Long-Term Debt" for further detail.

At December 31, 2009, the Company had a liability for unrecognized tax benefits of $5.0 million as discussed in Note 15, "Income Taxes", and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

  Credit Agreement and Other Debt

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the "2009 Receivables Securitization Program" or the "2009 Program") that replaced the securitization program that USI terminated on March 2, 2009 (the "Prior Receivables Securitization Program" or the "Prior Program"). The parties to the 2009 Program are USI, USSC, United Stationers Financial Services ("USFS"), and United Stationers Receivables, LLC ("USR"), and Bank of America, National Association ("Bank of America") and Enterprise Funding Company LLC ("Enterprise" and, together with Bank of America, the "Investors"). The 2009 Program is governed by the following agreements, a

  •
  Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

  •
  Receivables Sale Agreement between USSC and USFS;

  •
  Receivables Purchase Agreement between USFS and USR; and

  •
  Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary, USS Receivables Company, Ltd. ("USSRC"), upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of Enterprise. The maximum investment to USR at any one time outstanding under the 2009 Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated. The maturity date of the 2009 Program is November 23, 2013, subject to the Investors' renewing their commitments as liquidity providers supporting the 2009 Program, which expire on January 21, 2011.

The receivables sold to Bank of America will remain on USI's Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Bank of America or any successor Investor will be recorded as debt on USI's Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI's income statement. As of December 31, 2009, $445.3 million of receivables have been sold and no amounts have been advanced to USR.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $17.9 million and $19.5 million as of December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009 funding levels (including amounts sold under the 2009 Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of December 31, 2009, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

Refer to Note 9, "Long-Term Debt", for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Off-Balance Sheet Arrangements—Prior Receivables Securitization Program

USSC maintained a third-party receivables securitization program (the "Prior Receivables Securitization Program" or the "Prior Program"). On March 2, 2009, in preparation for entering into a new securitization program, USI's subsidiaries USFS and USSRC terminated the Prior Program. Under the Prior Program, USSC sold, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially include all accounts receivable of Lagasse, Inc. and foreign operations) to USSRC. USSRC, in turn, ultimately transferred the eligible trade accounts receivable to a trust. The trust then sold investment certificates, which represented an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. As of December 31, 2008, the Company sold $23 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the years ended December 31, 2009, 2008 and 2007 are summarized below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$239,395	$(129,305)	$218,054
Net cash used in investing activities	(14,829)	(28,366)	(197,898)
Net cash (used in) provided by financing activities	(216,667)	146,430	(13,188)

  Cash Flows From Operations

Net cash provided by operating activities for the year ended December 31, 2009 totaled $239.4 million, compared with net cash used in operating activities of $129.3 million in 2008. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), cash flows provided by operating activities were $262.4 million for 2009 and helped fund capital expenditures of

$14.9 million and debt reduction of $221.3 million in 2009. This is compared to adjusted cash flows provided by operating activities of $95.7 million for 2008, which helped fund items including $31.7 million in capital expenditures, acquisitions of $14.9 million and stock repurchases of $67.5 million.

Adjusted operating cash flows for 2009 were favorably impacted by a return of accounts payable balances to more typical levels, as a percentage of inventories, at December 31, 2009. Payables were at $390.9 million at December 31, 2009 up from $341.1 million at December 31, 2008 due to the timing of inventory purchases and investment buys. Favorability was also seen with inventories declining $89.6 million to $590.9 million at December 31, 2009 from $680.5 million at December 31, 2008. These two items combined accounted for approximately $139.4 million of the increase in adjusted operating cash flows compared to 2008.

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

Internally, the Company views accounts receivable sold through its Prior Receivables Securitization Program (the "Prior Program") and the 2009 Receivables Securitization Program (the "2009 Program"), or collectively, the "Programs", to be a financing mechanism based on the following considerations and reasons:

  •
  During the first quarter of 2009, the company entered into the 2009 Program that was structured to maintain the related accounts receivable and debt on its balance sheet, with costs of the 2009 Program now included within "Interest Expense, net". In contrast, the Prior Program was structured for off-balance sheet treatment with costs included in "Other Expense, net";

  •
  The Prior Program historically was the Company's preferred source of floating rate financing, primarily because it had generally carried a lower cost than other traditional borrowings;

  •
  The Programs' characteristics are similar to those of traditional debt, including being securitized, having an interest component and being viewed as traditional debt by the Programs' financial providers in determining capacity to support and service debt;

  •
  The terms of the Programs are structured similarly to those in many revolving credit facilities, including provisions addressing maximum commitments, costs of borrowing, financial covenants and events of default;

  •
  As with debt, the Company elects, in accordance with the terms of the Programs, how much is funded through the Programs at any given time;

  •
  Provisions of the 2007 Credit Agreement and the 2007 Note Purchase Agreement aggregate true debt (including borrowings under the Credit Facility) together with the balance of accounts receivable sold under the Programs into the concept of "Consolidated Funded Indebtedness." This effectively treats the Programs as debt for purposes of requirements and covenants under those agreements; and

  •
  For purposes of managing working capital requirements, the Company evaluates working capital before any sale of accounts receivables sold through the Programs to assess accounts receivable requirements and performance, on measures such as days outstanding and working capital efficiency.

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the years ended December 31, 2009, 2008 and 2007 is provided below as an additional liquidity measure (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$239,395	$(129,305)	$218,054
Excluding the change in accounts receivable sold	23,000	225,000	(23,000)

Net cash provided by operating activities excluding the effects of receivables sold	$262,395	$95,695	$195,054

Cash Flows From Financing Activities:
Net cash (used in) provided by financing activities	$(216,667)	$146,430	$(13,188)
Including the change in accounts receivable sold	(23,000)	(225,000)	23,000

Net cash (used in) provided by financing activities including the effects of receivables sold	$(239,667)	$(78,570)	$9,812

  Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2009, 2008 and 2007 was $14.8 million, $28.4 million and $197.9 million, respectively. Capital spending for 2009 was $14.9 million which was used for various investments in information technology systems, technology hardware, and distribution center equipment including several facility projects. During 2008, the Company used cash for investing activities to acquire Emco Distribution LLC for $15.2 million. Capital spending for 2008 was $31.7 million which was used for various investments in information technology systems, technology hardware, and distribution center equipment including several facility projects. Proceeds from the sales of two distribution centers and the Company's former corporate headquarters were $18.2 million. During 2007, the Company used cash for investing activities to acquire ORS Nasco, for approximately $180.6 million, net of cash acquired. Capital spending in 2007 was $18.7 million. A final payment related to the sale of the Company's Canadian Division was received in 2007 for $1.3 million. The Company expects gross capital spending (before the impact of any sales proceeds) for 2010 to be approximately $30 million.

  Cash Flows From Financing Activities

The Company's cash flow from financing activities is largely dependent on levels of borrowing under the Company's credit agreements and the acquisition or issuance of treasury stock.

Net cash used in financing activities for 2009 totaled $216.7 million, compared to a source of cash of $146.4 million in 2008. This change reflects a $433.4 million change in cash used to reduce net borrowings from the revolving credit facility and other financing agreements. This was partially offset by a reduction in share repurchases of $67.5 million in 2009. Net cash provided by financing activities for 2008 totaled $146.4 million, compared to a use of cash of $13.2 million in 2007. This change is due to a decline in share repurchase activity of $315.8 million partially offset by a reduction in net borrowings from the revolving credit facility and other financing agreements of $121.6 million, a $26.9 million decline in net proceeds from the exercise of stock options, and a $9.4 million decline in proceeds from the excess tax benefits related to share-based compensation.

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

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers' price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company's customers. Conversely, when manufacturers' prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company's net sales, gross margins and net income. See the information under the heading "Comparison of Results for the Years Ended December 31, 2009 and 2008" in Part I, Item 7 of this Annual Report or Form 10-K for further analysis on these changes in prices in 2009.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on business combinations, which is a revision to previous guidance, originally issued in June 2001. The revised guidance retains the fundamental requirements of the previous guidance but also defines the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of the new business combinations accounting guidance are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The new guidance also requires the acquirer to recognize goodwill as of the acquisition date. Finally, the new guidance makes a number of other significant amendments to other prior guidance and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requiring the expensing of transaction costs directly related to an acquisition. This new guidance is effective for acquisitions on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this new guidance on business combinations on January 1, 2009 did not have a material impact on the Company's financial position and/or its results of operations.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The new guidance also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, the new guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This new guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this new guidance on January 1, 2009 did not have an impact on the Company's financial position and/or its results of operations.

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

In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities, which amends and expands the disclosure requirements of prior guidance on derivative instruments, with the intent to provide users of financial statements with an enhanced understanding of an entity's derivative and hedging activities. Specifically, this new guidance requires further disclosure on the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under previous FASB guidance and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. In order to meet these requirements, the new guidance issued in March 2008 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. This new guidance is effective for fiscal years beginning after November 15, 2008. The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company's financial position and/or its results of operations. Disclosure requirements of this guidance are included in Note 20, "Derivative Financial Instruments."

In April 2008, the FASB issued accounting guidance on determining the useful life of intangible assets, which amends previous guidance on goodwill and other intangible assets, in an effort to better align the useful life of a recognized intangible asset for provisions of this previous guidance to the period of expected future cash flows, as used to determine the asset's fair value, in accordance with new accounting guidance on business combinations. The new guidance is effective for fiscal years beginning after December 15, 2008 and requires disclosure of an entity's intent and ability to renew and/or extend the useful life of recognized intangibles as well as its accounting treatment of related costs (see Note 4, "Goodwill and Intangible Assets"). In addition, the Statement also requires that entities develop useful life renewal or extension assumptions, either upon its own historical experience or, in such an absence, that which market participants would use, and to incorporate those assumptions into the entity's determination of newly acquired intangible asset fair values. The adoption of this new accounting guidance on January 1, 2009 did not have an impact on the Company's financial position and/or its results of operations.

In December 2008, the FASB issued additional guidance on employers' disclosures about postretirement benefit plan assets. This guidance requires enhanced disclosures about the plan assets of a Company's defined benefit pension and other postretirement plans intended to provide financial users with a greater understanding of: 1) how investment allocations are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. The Company adopted these additional disclosure requirements for the year ending December 31, 2009. These additional disclosure requirements had no impact on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this new guidance are retrospective. The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company's financial position and/or its results of operations.

In March 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this new guidance for the period ending June 30, 2009 did not have a material effect on the Company's financial position and/or results of operations.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance on Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The new guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this new accounting guidance for the period ending June 30, 2009 did not have a material effect on the Company's financial position and/or results of operations.

In May 2009, the FASB issued new accounting guidance on subsequent events intended to improve disclosure of significant events that occur after the interim and/or annual financial statement date as well as to specify a time period through which management has included analysis of such subsequent events. This new guidance is effective for all interim and annual periods beginning on or after June 15, 2009. Accordingly, the Company adopted this guidance during the second quarter of 2009. The Company has evaluated subsequent events through February 24, 2010.

In June 2009, the FASB issued new guidance on the accounting for transfers of financial assets. The new guidance is a revision to prior guidance and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. Also, in June 2009, the FASB issued new guidance on accounting for Variable Interest Entities. This new guidance is a revision to prior guidance on Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This new guidance on Variable Interest Entities will be effective at the start of a company's first fiscal year beginning after November 15, 2009. Management is in the process of evaluating the impact that this guidance will have on the Company's financial position and/or results of operations.

In June 2009, the FASB issued new guidance on the FASB accounting standards codification and the hierarchy of Generally Accepted Accounting Principles, which replaced previous guidance on this subject. The codification will become the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company's financial position and/or its results of operations.

In January 2010, the FASB issued new guidance and clarifications to previously issued guidance to improve disclosures about fair value measurements. These new disclosures include stating separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, it states that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this new guidance will not have a material impact on the Company's financial position and/or its results of operations. See Note 21, "Fair Value Measurements", for information and related disclosures regarding the Company's fair value measurements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risks is principally limited to the Company's outstanding long-term debt at December 31, 2009 of $441.8 million. As of December 31, 2009, 100% of the Company's outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the LIBOR or the applicable commercial paper rates related to the Receivables Securitization Program. While the Company does have $441.8 million of outstanding debt with interest based on variable market rates at December 31, 2009, the Company has hedged $435.0 million of this debt with three separate fixed interest rate swaps. See Note 2, "Summary of Significant Accounting Policies", and Note 20, "Derivative Financial Instruments", to the Consolidated Financial Statements. As of December 31, 2009, the overall weighted average effective borrowing rate of the Company's debt was 5.0%. At year-end $6.8 million of long-term debt was based on variable market rates not subject to the Company's interest rate swap transactions. A 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

Foreign Currency Exchange Rate Risk

The Company's foreign currency exchange rate risk is limited principally to the Mexican Peso, as well as product purchases from Asian countries valued and paid in U.S. dollars. Many of the products the Company sells in Mexico are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company's foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. The Company has not previously hedged these transactions, but it may enter into hedging transactions in the future.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment. That assessment was supported by testing and monitoring performed both by the Company's Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2009, the Company's internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of United Stationers Inc.

We have audited United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Management Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2010

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net sales	$4,710,291	$4,986,878	$4,646,399
Cost of goods sold	4,019,650	4,246,199	3,939,684

Gross profit	690,641	740,679	706,715
Operating expenses:
Warehousing, marketing and administrative expenses	499,659	548,222	502,810
Restructuring, severance and other charges, net	3,354	—	1,378

Total operating expenses	503,013	548,222	504,188

Operating income	187,628	192,457	202,527
Interest expense	27,797	28,563	13,109
Interest income	(474)	(1,048)	(1,197)
Other expense, net	204	8,079	14,595

Income before income taxes	160,101	156,863	176,020
Income tax expense	59,116	58,449	68,825

Net income	$100,985	$98,414	$107,195

Net income per share—basic:
Net income per share—basic	$4.32	$4.17	$3.92

Average number of common shares outstanding—basic	23,370	23,578	27,323
Net income per share—diluted:
Net income per share—diluted	$4.19	$4.13	$3.83

Average number of common shares outstanding—diluted	24,096	23,847	27,976

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$18,555	$10,662
Accounts receivable and retained interest in receivables sold, less allowance for doubtful accounts of $35,216 in 2009 and $32,544 in 2008	641,317	610,210
Inventories	590,854	680,516
Other current assets	33,026	33,857

Total current assets	1,283,752	1,335,245
Property, plant and equipment, at cost:
Land	12,259	12,259
Buildings	58,768	58,768
Fixtures and equipment	272,401	268,368
Leasehold improvements	22,994	20,786
Capitalized software costs	55,912	50,971

Total property, plant and equipment	422,334	411,152
Less—accumulated depreciation and amortization	287,302	258,138

Net property, plant and equipment	135,032	153,014
Intangible assets, net	62,932	67,982
Goodwill	314,429	314,441
Other	12,371	10,834

Total assets	$1,808,516	$1,881,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$390,883	$341,084
Accrued liabilities	171,366	186,530

Total current liabilities	562,249	527,614
Deferred income taxes	4,052	—
Long-term debt	441,800	663,100
Other long-term liabilities	93,702	125,164

Total liabilities	1,101,803	1,315,878
Stockholders' equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—37,217,814 in 2009 and 2008	3,722	3,722
Additional paid-in capital	387,131	382,721
Treasury stock, at cost—13,237,495 shares in 2009 and 13,687,843 shares in 2008	(700,294)	(712,944)
Retained earnings	1,058,074	957,089
Accumulated other comprehensive loss, net of tax	(41,920)	(64,950)

Total stockholders' equity	706,713	565,638

Total liabilities and stockholders' equity	$1,808,516	$1,881,516

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2006	37,217,814	$3,722	(7,172,932)	$(297,815)	$360,047	$(15,336)	$750,322	$800,940

Net income	—	—	—	—	—	—	107,195	107,195
Unrealized translation adjustments	—	—	—	—	—	(300)	—	(300)
Minimum pension liability adjustments, net of tax of $1,789	—	—	—	—	—	2,983	—	2,983
Unrealized loss on interest rate swaps, net of tax benefit of $1,380	—	—	—	—	—	(2,299)	—	(2,299)

Comprehensive income	—	—	—	—	—	384	107,195	107,579
Adoption of FIN 48	—	—	—	—	—	—	1,775	1,775
Acquisition of treasury stock	—	—	(6,562,049)	(383,360)	—	—	—	(383,360)
Stock compensation	—	—	1,089,468	30,988	16,332	—	—	47,320

As of December 31, 2007	37,217,814	$3,722	(12,645,513)	$(650,187)	$376,379	$(14,952)	$859,292	$574,254

Net income	—	—	—	—	—	—	98,414	98,414
Unrealized translation adjustments	—	—	—	—	—	(3,585)	—	(3,585)
Minimum pension liability adjustments, net of tax benefits of $17,059	—	—	—	—	—	(27,715)	—	(27,715)
Unrealized loss on interest rate swaps, net of tax benefit of $11,800	—	—	—	—	—	(19,172)	—	(19,172)

Comprehensive (loss) income	—	—	—	—	—	(50,472)	98,414	47,942
Adjustments to apply SFAS No. 158, net of tax benefit of $88	—	—	—	—	—	474	(617)	(143)
Acquisition of treasury stock	—	—	(1,233,199)	(67,477)	—	—	—	(67,477)
Stock compensation	—	—	190,869	4,720	6,342	—	—	11,062

As of December 31, 2008	37,217,814	$3,722	(13,687,843)	$(712,944)	$382,721	$(64,950)	$957,089	$565,638

Net income	—	—	—	—	—	—	100,985	100,985
Unrealized translation adjustments	—	—	—	—	—	574	—	574
Minimum pension liability adjustments, net of tax loss of $10,502	—	—	—	—	—	17,135	—	17,135
Unrealized loss on interest rate swaps, net of tax loss of $3,261	—	—	—	—	—	5,321	—	5,321

Comprehensive income	—	—	—	—	—	23,030	100,985	124,015
Stock compensation	—	—	450,348	12,650	4,410	—	—	17,060

As of December 31, 2009	37,217,814	$3,722	(13,237,495)	$(700,294)	$387,131	$(41,920)	$1,058,074	$706,713

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$100,985	$98,414	$107,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	35,797	38,683	40,090
Amortization of intangible assets	4,950	4,774	2,610
Amortization of capitalized financing costs	927	924	705
Write-off of capitalized software development costs	—	6,735	—
Share-based compensation	12,266	8,971	8,888
Excess tax benefits related to share-based compensation	(712)	(72)	(9,467)
Write down of assets held for sale	—	—	546
Loss (gain) on the disposition of property, plant and equipment	566	(9,851)	529
Deferred income taxes	(10,340)	447	(4,119)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Increase in accounts receivable and retained interest in accounts receivable sold, net	(31,175)	(185,728)	(3,567)
Decrease in inventories	89,815	39,530	14,404
Decrease (increase) in other assets	2,106	(14,752)	(6,161)
Increase (decrease) in accounts payable	647	(76,449)	70,012
Increase (decrease) in checks in-transit	49,244	(31,566)	(27,349)
(Decrease) increase in accrued liabilities	(18,212)	(14,137)	21,211
Increase in other liabilities	2,531	4,772	2,527

Net cash provided by (used in) operating activities	239,395	(129,305)	218,054
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(14,891)	(180,603)
Sale of Canadian Division	—	—	1,295
Capital expenditures	(14,924)	(31,713)	(18,685)
Proceeds from the disposition of property, plant and equipment	95	18,238	95

Net cash used in investing activities	(14,829)	(28,366)	(197,898)
Cash Flows From Financing Activities:
Net (repayments) borrowings under Revolving Credit Facility	(221,300)	212,100	(1,300)
Borrowings from financing agreements	—	—	335,000
Payment of debt issuance costs	(897)	(256)	(1,990)
Net proceeds from the exercise of stock options	4,818	2,019	28,965
Acquisition of treasury stock, at cost	—	(67,505)	(383,330)
Excess tax benefits related to share-based compensation	712	72	9,467

Net cash (used in) provided by financing activities	(216,667)	146,430	(13,188)
Effect of exchange rate changes on cash and cash equivalents	(6)	(54)	—

Net change in cash and cash equivalents	7,893	(11,295)	6,968
Cash and cash equivalents, beginning of period	10,662	21,957	14,989

Cash and cash equivalents, end of period	$18,555	$10,662	$21,957

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("USI") with its wholly owned subsidiary United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, "United" or the "Company"). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company is a leading wholesale distributor of business products, with net sales of nearly $4.7 billion for the year ended December 31, 2009. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company stocks about 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers, janitorial/breakroom product distributors, computer product resellers, furniture dealers and industrial product distributors. The Company sells its products through a national distribution network of 64 distribution centers to over 25,000 resellers, who in turn sell directly to end-consumers.

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $78.2 million and $91.8 million as of December 31, 2009 and 2008, respectively. These receivables are included in "Accounts receivable" in the Consolidated Balance Sheets.

In 2009, approximately 17% of the Company's annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 83% of the Company's annual supplier allowances and incentives in 2009 were variable, based on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company's sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Customer rebates of $59.5 million and $62.1 million as of December 31, 2009 and 2008, respectively are included as a component of "Accrued liabilities" in the Consolidated Balance Sheets.

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

Share-Based Compensation

At December 31, 2009, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. See Note 3 to the Consolidated Financial Statements.

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

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2009, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 79% and 81% of total inventory as of December 31, 2009 and December 31, 2008, respectively, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $80.9 million and $84.7 million higher than reported as of December 31, 2009 and December 31, 2008, respectively. The decrease in the LIFO reserve, which reduced cost of sales by $3.8 million, was driven by decrements in certain LIFO pools. These decrements resulted in liquidations of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. These liquidations resulted in LIFO income of $18.6 million, partially offset by LIFO expense of $14.8 million related to current inflation or a net reduction in cost of sales of $3.8 million referenced above.

The Company records adjustments for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $25.3 million and $29.9 million remaining in inventory as of December 31, 2009 and 2008, respectively.

Pension and Postretirement Health Benefits

The Company adopted the recognition and related disclosure provisions of Financial Accounting Standards Board ("FASB") accounting guidance related to employers' accounting for defined benefit pension and other postretirement plans on December 31, 2006 for its pension and postretirement health benefits. The Company has adopted the measurement date provisions of this accounting guidance for the fiscal year ending December 31, 2008, in accordance with the statement. This adoption measures the plan assets and benefit obligations as of the Company's fiscal year end.

Calculating the Company's obligations and expenses related to its pension and postretirement health benefits requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 12

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

and 13 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2009 was $6.3 million, compared to $5.6 million and $7.4 million in 2008 and 2007, respectively. A one percentage point decrease in the expected assumed discount rate would have resulted in an increase in pension expense for 2009 of approximately $3.2 million and increased the year-end projected benefit obligation by $20.3 million.

Costs associated with the Company's postretirement health benefits plan totaled $0.1 million each for the years ended 2009, 2008 and 2007. A one-percentage point decrease in the assumed discount rate would have resulted in incremental postretirement healthcare expenses for 2009 of approximately $0.1 million and increased the year-end accumulated postretirement benefit obligation by $0.6 million. Current rates of medical cost increases are trending above the Company's medical cost increase cap of 3% provided by the plan. Accordingly, a one percentage point increase in the assumed average healthcare cost trend would not have a significant impact on the Company's postretirement health plan costs.

The Company implemented a plan to freeze pension service benefits for employees not covered by collective bargaining agreements. The plan freeze was put in place effective March 1, 2009.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company's primary disbursement accounts. Under the Company's cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2009 and 2008, outstanding checks totaling $88.4 million and $39.2 million, respectively, were included in "Accounts payable" in the Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

	As of December 31,
	2009	2008
Cash	$10,655	$10,662
Short-term investments	7,900	—

Total cash and cash equivalents	$18,555	$10,662

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

On July 11, 2008, the Company completed the sale of its distribution center located in Jacksonville, FL for approximately $3.5 million. The net book value of this building and related assets was $1.8 million as

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

of the closing date. In addition, the Company closed on the sale of its distribution center in Tampa, FL on August 8, 2008, with a sales price of approximately $4.8 million compared with a net book value of $1.5 million. As of December 31, 2007, the Company had one building and associated assets, related to its former corporate headquarters, with total net book value of $5.4 million classified as "assets held for sale" within "Other assets" on the Consolidated Balance Sheets. On May 7, 2008, the Company completed the sale of this building for approximately $9.8 million. During 2007, the Company recognized an impairment loss of $0.6 million on certain Information Technology (IT) hardware "held for sale".

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed ten years. Capitalized software is included in "Property, plant and equipment, at cost" on the Consolidated Balance Sheet. The total costs are as follows (in thousands):

	As of December 31,
	2009	2008
Capitalized software development costs	$56,183	$57,706
Write-off of capitalized software development costs	(271)	(6,735)
Accumulated amortization	(40,375)	(36,498)

Net capitalized software development costs	$15,537	$14,473

Capitalized software development costs related to the Company's Reseller Technology Solution (RTS) investment were being amortized over five years, with $1.6 million amortized for the year ending December 31, 2008. During 2008, the Company wrote off the remaining $6.7 million of capitalized software development costs related to the RTS investment. The charge reflected delays in bringing this solution to market and the acceleration of development of other such software solutions. As a result of these changing developments, the Company's undiscounted forecasted cash flows and fair value analysis associated with this investment declined such that a write-off of the remaining asset-value was required. This pre-tax write-off is reflected in "Warehousing, marketing and administrative expenses" on the Consolidated Statement of Income for 2008.

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

All derivatives are recognized on the balance sheet date at their fair value. All derivatives in a net receivable position are included in "Other assets", and those in a net liability position are included in "Other long-term liabilities". The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance from the FASB as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. As of December 31, 2009, there is no ineffectiveness to record on the Company's Consolidated Statement of Income resulting from the Company's cash flow hedges. See Note 20, "Derivative Financial Instruments", for further detail.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the accounting guidance for income taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities.

A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries as these earnings have historically been permanently invested. It is not practicable to determine the amount of unrecognized deferred tax liability for such unremitted foreign earnings.

The current and deferred tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, in accordance with the accounting guidance for uncertainty in income taxes, the tax effects from uncertain tax positions are recognized in the Consolidated Financial Statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on business combinations, which is a revision to previous guidance, originally issued in June 2001. The revised guidance retains the fundamental requirements of the previous guidance but also defines the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of the new business combinations accounting guidance are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The new guidance also requires the acquirer to recognize goodwill as of the acquisition date. Finally, the new guidance makes a number of other significant amendments to other prior guidance and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requiring the expensing of transaction costs directly related to an acquisition. This new guidance is effective for acquisitions on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this new guidance on business combinations on January 1, 2009 did not have a material impact on the Company's financial position and/or its results of operations.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The new guidance also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, the new guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This new guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this new guidance on January 1, 2009 did not have an impact on the Company's financial position and/or its results of operations.

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

In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities, which amends and expands the disclosure requirements of prior guidance on derivative instruments, with the intent to provide users of financial statements with an enhanced understanding of an entity's derivative and hedging activities. Specifically, this new guidance requires

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

further disclosure on the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under previous FASB guidance and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. In order to meet these requirements, the new guidance issued in March 2008 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. This new guidance is effective for fiscal years beginning after November 15, 2008. The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company's financial position and/or its results of operations. Disclosure requirements of this guidance are included in Note 20, "Derivative Financial Instruments."

In April 2008, the FASB issued accounting guidance on determining the useful life of intangible assets, which amends previous guidance on goodwill and other intangible assets, in an effort to better align the useful life of a recognized intangible asset for provisions of this previous guidance to the period of expected future cash flows, as used to determine the asset's fair value, in accordance with new accounting guidance on business combinations. The new guidance is effective for fiscal years beginning after December 15, 2008 and requires disclosure of an entity's intent and ability to renew and/or extend the useful life of recognized intangibles as well as its accounting treatment of related costs (see Note 4, "Goodwill and Intangible Assets"). In addition, the Statement also requires that entities develop useful life renewal or extension assumptions, either upon its own historical experience or, in such an absence, that which market participants would use, and to incorporate those assumptions into the entity's determination of newly acquired intangible asset fair values. The adoption of this new accounting guidance on January 1, 2009 did not have an impact on the Company's financial position and/or its results of operations.

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this new guidance are retrospective. The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company's financial position and/or its results of operations.

In December 2008, the FASB issued additional guidance on employers' disclosures about postretirement benefit plan assets. This guidance requires enhanced disclosures about the plan assets of a Company's defined benefit pension and other postretirement plans intended to provide financial users with a greater understanding of: 1) how investment allocations are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. The Company adopted these additional disclosure requirements for the year ending December 31, 2009. These additional disclosure requirements had no impact on the Company's financial position, results of operations or cash flows.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

In March 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this new guidance for the period ending June 30, 2009 did not have a material effect on the Company's financial position and/or results of operations.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance on Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The new guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this new accounting guidance for the period ending June 30, 2009 did not have a material effect on the Company's financial position and/or results of operations.

In May 2009, the FASB issued new accounting guidance on subsequent events intended to improve disclosure of significant events that occur after the interim and/or annual financial statement date as well as to specify a time period through which management has included analysis of such subsequent events. This new guidance is effective for all interim and annual periods beginning on or after June 15, 2009. Accordingly, the Company adopted this guidance during the second quarter of 2009. The Company has evaluated subsequent events through February 24, 2010.

In June 2009, the FASB issued new guidance on the accounting for transfers of financial assets. The new guidance is a revision to prior guidance and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. Also, in June 2009, the FASB issued new guidance on accounting for Variable Interest Entities. This new guidance is a revision to prior guidance on Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This new guidance on Variable Interest Entities will be effective at the start of a company's first fiscal year beginning after November 15, 2009. Management is in the process of evaluating the impact that this guidance will have on the Company's financial position and/or results of operations.

In June 2009, the FASB issued new guidance on the FASB accounting standards codification and the hierarchy of Generally Accepted Accounting Principles, which replaced previous guidance on this subject. The codification will become the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company's financial position and/or its results of operations.

In January 2010, the FASB issued new guidance and clarifications to previously issued guidance to improve disclosures about fair value measurements. These new disclosures include stating separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, it states that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this new guidance will not have a material impact on the Company's financial position and/or its results of operations. See Note 21, "Fair Value Measurements", for information and related disclosures regarding the Company's fair value measurements.

3. Share-Based Compensation

Overview

As of December 31, 2009, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan ("LTIP")

In March 2004, the Company's Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company's shareholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 320,017 shares of restricted stock and 226,087 restricted stock units (RSUs) under the LTIP. The Company granted no stock options under the LTIP during 2009.

Nonemployee Directors' Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company's common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company's common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense of $0.1 million, $0.3 million, and $0.2 million, respectively. As of December 31, 2009, 2008 and 2007, the accumulated number of stock units outstanding under this plan was 39,568; 46,203; and 39,156; respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

Accounting For Stock-Based Compensation

The Company recorded pre-tax expense of $12.3 million ($7.7 million after-tax), or $0.33 per basic and $0.32 per diluted share, for share-based compensation for the year ended December 31, 2009. The Company recorded pre-tax expense of $9.0 million ($5.6 million after-tax), or $0.24 per basic and diluted share, for share-based compensation for the year ended December 31, 2008. The Company recorded pre-tax expense of $8.9 million ($5.4 million after-tax), or $0.20 per basic and $0.19 per diluted share, for share-based compensation for the year ended December 31, 2007.

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options
(in thousands of dollars)

	Outstanding	Exercisable
As of December 31, 2009	$29,534	$29,510
As of December 31, 2008	1,926	1,926
As of December 31, 2007	11,364	11,254

Intrinsic Value of Options Exercised
(in thousands of dollars)

For the year ended
December 31, 2009	$1,862
December 31, 2008	1,301
December 31, 2007	28,179

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares
(in thousands of dollars)

Outstanding
As of December 31, 2009	$40,090
As of December 31, 2008	8,609
As of December 31, 2007	5,816

Intrinsic Value of Restricted Shares Vested
(in thousands of dollars)

For the year ended
December 31, 2009	$3,628
December 31, 2008	1,617
December 31, 2007	476

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

As of December 31, 2009, there was $19.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Accounting guidance on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the years ended December 31, 2009, 2008 and 2007, respectively, the $0.7 million, $0.1 million and $9.5 million excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments.

Historically, the majority of awards issued under these plans have been stock options with service-type conditions. The Company began utilizing restricted stock awards in its annual award grant in September 2007.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As of December 31, 2009, there was $1.3 million of total unrecognized compensation cost related to stock option awards granted. There were no stock options granted during 2009 or 2008. The Company granted 459,268 stock options during the year ended December 31, 2007. The weighted average fair value for stock options granted during the year ended December 31, 2007 of $14.23 was estimated using the following weighted-average assumptions:

2007
Exercise price	$59.62
Expected stock price volatility	23.3%
Risk-free interest rate	4.3%
Expected life of options (years)	3.5
Expected dividend yield	0.0%

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

The following table summarizes the transactions, excluding restricted stock, under the Company's equity compensation plans for the last three years:

	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price
Options outstanding—January 1	2,614,005	$44.63	2,827,582	$44.45	3,631,049	$39.19
Granted	—	—	—	—	459,268	59.62
Exercised	(161,810)	37.89	(94,135)	34.17	(1,120,098)	33.42
Cancelled	(67,971)	47.38	(119,442)	48.51	(142,637)	46.35

Options outstanding—December 31	2,384,224	$45.01	2,614,005	$44.63	2,827,582	$44.45

Number of options exercisable	2,246,741	$44.11	2,116,871	$42.47	1,714,434	$39.75

The following table summarizes outstanding and exercisable options granted under the Company's equity compensation plans as of December 31, 2009:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
20.01—25.00	121,954	2.6	121,954
25.01—30.00	62,128	2.1	62,128
30.01—35.00	37,900	1.6	37,900
35.01—40.00	313,903	3.6	313,903
40.01—45.00	358,031	4.7	358,031
45.01—50.00	1,086,939	6.2	1,083,947
50.01—55.00	—	—	—
55.01—60.00	352,246	7.7	234,797
60.01—65.00	—	—	—
65.01—70.00	51,123	7.6	34,081

Total	2,384,224	5.5	2,246,741

Restricted Stock and Restricted Stock Units (Restricted Shares, collectively)

The Company granted 320,017 shares of restricted stock awards and 226,087 RSUs during 2009. During 2008, the Company granted 147,448 shares of restricted stock awards and 44,173 RSUs. The restricted stock granted vests three years from the date of the grant. The majority of the RSUs granted vest in four years with annual performance conditions based on a predetermined internal financial performance metric that impacts the number of shares earned. Included in the 2009 and 2008 grants were 366,193 and 88,316 shares granted to employees who were not executive officers, as of December 31, 2009 and 2008, respectively. In addition, there were 19,613 and 20,173 shares granted to non-employee directors during the years ended December 31, 2009 and 2008, respectively. These awards generally vest in annual increments over three years. For the years ended December 31, 2009 and 2008, respectively, there were also 160,298 and 83,132 shares granted to executive officers as of December 31, 2009 and 2008, respectively. These grants to executive officers vest with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company's cumulative diluted

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

earnings per share for the four calendar quarters immediately preceding the vesting date exceed $1.00 per diluted share as defined in the officers' restricted stock award agreement. As of December 31, 2009, there was $18.3 million of total unrecognized compensation cost related to non-vested restricted stock awards and RSUs granted. A summary of the status of the Company's restricted stock awards and RSU (restricted shares collectively) grants and changes during the last three years is as follows:

Restricted Shares	2009	Weighted Average Grant Date Fair Value	2008	Weighted Average Grant Date Fair Value	2007	Weighted Average Grant Date Fair Value
Nonvested—January 1	257,054	$52.74	125,865	$58.79	14,350	$47.48
Granted	546,104	31.96	191,621	49.88	120,795	59.36
Vested	(80,711)	52.77	(32,612)	59.02	(7,500)	46.23
Cancelled	(17,637)	40.51	(27,820)	53.08	(1,780)	59.02

Nonvested—December 31	704,810	$36.41	257,054	$52.74	125,865	$58.79

4. Goodwill and Intangible Assets

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2009.

As of December 31, 2009 and 2008, the Company's Consolidated Balance Sheet reflected $314.4 million of goodwill. As of December 31, 2009 and 2008, the Company had $62.9 million and $68.0 million in net intangible assets. Net intangible assets as of December 31, 2009 consist primarily of customer listings and non-compete agreements purchased as part of the Sweet Paper acquisition, ORS Nasco acquisition and the Emco Distribution acquisition. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during 2009. Amortization of intangible assets purchased as part of these acquisitions totaled $5.0 million, $4.8 million and $2.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. Accumulated amortization of intangible assets as of December 31, 2009 and 2008 totaled $16.4 million and $11.4 million, respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (Continued)

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	December 31, 2009				December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)
Intangible assets subject to amortization
Customer Relationships and other intangibles	$62,360	$(15,003)	$47,357	14	$62,460	$(10,353)	$52,107	14
Non-compete agreements	3,950	(1,375)	2,575	4	3,950	(1,075)	2,875	4

Total	$66,310	$(16,378)	$49,932		$66,410	$(11,428)	$54,982
Intangible assets not subject to amortization
Trademarks	$13,000	—	$13,000	n/a	$13,000	—	$13,000	n/a

Total	$79,310	$(16,378)	$62,932		$79,410	$(11,428)	$67,982

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets from acquisitions completed as of December 31, 2009 (in thousands):

Year	Amounts
2010	$4,773
2011	4,647
2012	4,511
2013	4,511
2014	4,511

5. Severance and Restructuring Charges

On January 27, 2009, the Company announced a plan to eliminate staff positions through an involuntary separation plan. The severance charge included workforce reductions of 250 associates. The Company recorded a pre-tax charge of $3.4 million in the first quarter of 2009 for estimated severance pay and benefits, and outplacement costs. This charge is included in "Warehousing, marketing and administrative expenses" on the Company's Statements of Income. Cash outlays associated with the severance charge in 2009 totaled $2.9 million. During the third and fourth quarters of 2009, the Company had a reversal of a portion of these severance charges of $0.5 million. As a result of this activity, the Company had no accrued liabilities for the severance charge as of December 31, 2009. In addition, during the third and fourth quarters, the Company incurred several new severance charges and facility closure costs related to other activities totaling $0.5 million. Cash outlays associated with these other severance charges and facility closure costs totaled $0.4 million for 2009. As of December 31, 2009, the Company had accrued liabilities for these charges and costs of $0.1 million.

On October 17, 2006, the Company announced a restructuring plan to eliminate staff positions through both voluntary and involuntary separation plans (the "Workforce Reduction Program"). The Workforce

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Severance and Restructuring Charges (Continued)

Reduction Program included workforce reductions of 110 associates and as of December 31, 2007, the measures were substantially complete. The Company recorded a pre-tax charge of $6.0 million in 2006 for severance pay and benefits, prorated bonuses, and outplacement costs that will be paid primarily during 2007. The Company recorded an additional charge of $1.7 million related to this action in 2007. Cash outlays associated with the 2006 Workforce Reduction Program in 2009, 2008 and 2007 totaled $0.1 million, $0.6 million, and $6.6 million, respectively. As of December 31, 2009, the Company had no accrued reserves for the 2006 Workforce Reduction Program as all amounts owed were paid as of that time. As of December 31, 2008, the Company had accrued reserves for the 2006 Workforce Reduction Program of $0.1 million.

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2009, 2008 and 2007 included the following (in thousands):

	As of December 31,
	2009	2008	2007
Unrealized currency translation adjustments	$(6,178)	$(6,752)	$(3,167)
Unrealized loss on interest rate swaps, net of tax	(16,150)	(21,471)	(2,299)
Minimum pension liability adjustments, net of tax	(19,592)	(36,727)	(9,486)

Total accumulated other comprehensive loss	$(41,920)	$(64,950)	$(14,952)

7. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 1.9 million, 1.6 million and 0.2 million shares of common stock were outstanding at December 31, 2009, 2008, and 2007, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The amount of antidilutive options in prior years is not material.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net income	$100,985	$98,414	$107,195
Denominator:
Denominator for basic earnings per share—Weighted average shares	23,370	23,578	27,323
Effect of dilutive securities:
Employee stock options	726	269	653

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	24,096	23,847	27,976

Net income per common share:
Net income per share—basic	$4.32	$4.17	$3.92
Net income per share—assuming dilution	$4.19	$4.13	$3.83

Common Stock Repurchases

As of December 31, 2009, the Company had Board authorization to repurchase $100.9 million of USI common stock. During 2009, there were no repurchases of the Company's shares. In 2008, the Company repurchased 1,233,832 shares of USI's common stock at an aggregate cost of $67.5 million. In 2007, the Company repurchased 6,561,416 shares of USI common stock at an aggregate cost of $383.3 million. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2009, 2008 and 2007, the Company reissued 450,348; 190,869; and 1,089,468 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

8. Segment Information

Accounting guidance on segments of an enterprise requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. The accounting guidance on segments of an enterprise permits the aggregation, based on specific criteria, of several operating segments into one reportable operating segment. Management has chosen to aggregate its operating segments and report segment information as one reportable segment. A discussion of the factors relied upon and processes

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

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

Management has also concluded that the Company's three operating segments meet all of the aggregation criteria required by the accounting guidance. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including gross margins and operating expenses and (5) regulatory environment. Management further believes aggregate presentation provides more useful information to the financial statement user and is, therefore, consistent with the principles and objectives of the FASB-issued accounting guidance.

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as a leading wholesale distributor of business products, with 2009 net sales of approximately $4.7 billion—including foreign operations in Mexico. For the years ended December 31, 2009, 2008 and 2007, the Company's net sales from foreign operations in Mexico totaled $92.3 million, $96.0 million and $88.9 million, respectively. The Company stocks about 100,000 items from over 1,000 manufacturers. This includes a broad spectrum of manufacturers' brand and private brand office products, computer supplies, office furniture, business machines, presentation products, janitorial and breakroom supplies and industrial supplies. The Company primarily serves commercial and contract office products dealers and other independent distributors. The Company sells its products through a national distribution network to over 25,000 resellers, who in turn sell directly to end-consumers. These products are distributed through the Company's network of 64 distribution centers. As of December 31, 2009, 2008, and 2007, long-lived assets of the Company's foreign operations in Mexico totaled $4.7 million, $4.7 million, and $4.8 million, respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

The Company's product offerings, comprised of about 100,000 stockkeeping units (SKUs), may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; (iv) janitorial and breakroom supplies, which includes janitorial and breakroom supplies, foodservice consumables, safety and security items, and paper and packaging supplies; and (v) industrial supplies which includes hand and power tools, safety and security supplies, janitorial equipment and supplies and welding products. In 2009, the Company's largest supplier was Hewlett-Packard Company, which represented approximately 20% of its total purchases. No other supplier accounted for more than 5% of the Company's total purchases.

The Company's customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers and other independent distributors. The Company had one customer, Staples, that constituted 10.7% of its 2009 consolidated net sales. No other single customer accounted for more than 10% of 2009 consolidated net sales.

The following table shows net sales by product category for 2009, 2008 and 2007 (in millions):

	Years Ended December 31,
	2009	2008(1)	2007(1)
Technology products	$1,636	$1,683	$1,736
Traditional office products	1,282	1,346	1,336
Janitorial and breakroom supplies	1,117	1,053	925
Office furniture	354	504	566
Industrial supplies	231	301	3
Freight revenue	81	91	77
Other	9	9	3

Total net sales	$4,710	$4,987	$4,646

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications included: i) freight and other revenue from ORS Nasco that is now included in the freight and other revenue line items rather than in the "Industrial supplies" product category, and ii) changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

Long-term debt consisted of the following amounts (in thousands):

	As of December 31,
	2009	2008
2007 Credit Agreement—Revolving Credit Facility	$100,000	$321,300
2007 Credit Agreement—Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, maturing in 2011	6,800	6,800

Total	$441,800	$663,100

As of December 31, 2009, 100% of the Company's outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate ("LIBOR") or the applicable commercial paper rates related to the 2009 Receivables Securitization Program (the "2009 Program"). While the Company had primarily all of its outstanding debt based on LIBOR at December 31, 2009, the Company had hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, "Summary of Significant Accounting Policies", and Note 20, "Derivative Financial Instruments", to the Consolidated Financial Statements. As of December 31, 2009, the overall weighted average effective borrowing rate of the Company's debt was 5.0%. At year-end funding levels based on $6.8 million, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

2009 Receivables Securitization Program

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the "2009 Receivables Securitization Program" or the "2009 Program") that replaced the securitization program that USI terminated on March 2, 2009 (the "Prior Receivables Securitization Program" or the "Prior Program"). The parties to the 2009 Program are USI, USSC, USFS, and USR, and Bank of America, National Association ("Bank of America"), and Enterprise Funding Company LLC ("Enterprise" and, together with Bank of America, the "Investors"). The 2009 Program is governed by the following agreements, a

  •
  Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

  •
  Receivables Sale Agreement between USSC and USFS;

  •
  Receivables Purchase Agreement between USFS and USR; and

  •
  Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary, USSRC, upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of Enterprise. The maximum investment to USR at any one time outstanding under the 2009 Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated. The maturity date of the 2009 Program is November 23, 2013, subject to the Investors' renewing their commitments as liquidity providers supporting the 2009 Program, which expire on January 21, 2011.

The receivables sold to Bank of America will remain on USI's Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Bank of America or any successor Investor will be recorded as debt on USI's Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI's income statement. As of December 31, 2009, $445.3 million of receivables have been sold and no amounts have been advanced to USR.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $17.9 million and $19.5 million as of December 31, 2009 and December 31, 2008, respectively. Approximately $7.0 million of these letters of credit were used to guarantee the industrial development bond.

As of December 31, 2009, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

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

Debt maturities as of December 31, 2009, were as follows (in thousands):

Year	Amount
2010	$—
2011	6,800
2012	300,000
2013	—
2014	135,000
Later years	—

Total	$441,800

10. Off-Balance Sheet Financing

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the "Prior Receivables Securitization Program" or the "Prior Program"). During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables, and the maximum funding available under the Prior Program became $250 million. On March 2, 2009, in preparation for entering into a new securitization program (see Note 9, "Debt" for more information on the new program), USI's subsidiaries USFS and USSRC terminated the Prior Program. The Prior Program typically had been the Company's preferred source of floating rate financing, primarily because it generally carried a lower cost than other traditional borrowings.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Off-Balance Sheet Financing (Continued)

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

Financial Statement Presentation

The Prior Program was accounted for as a sale in accordance with FASB accounting guidance on the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Trade accounts receivable sold under the Prior Program were excluded from accounts receivable in the Consolidated Financial Statements. As of December 31, 2008, the Company sold $23 million of interests in trade accounts receivable. Accordingly, trade accounts receivable of $23 million as of December 31, 2008 was excluded from the Consolidated Financial Statements. As discussed below, the Company retained an interest in the trust based on funding levels determined by USSRC. The Company's retained interest in the trust is included in the Condensed Consolidated Balance Sheets under the caption, "Accounts receivable and retained interest in receivables sold." For further information on the Company's retained interest in the trust, see the caption "Retained Interest" below.

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Prior Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $8.1 million for 2008, compared with $14.6 million for 2007. Proceeds from the collections under the Prior Program for 2009, 2008, and 2007 totaled $0.6 billion, $3.9 billion, and $3.9 billion, respectively. All costs and/or losses related to the Prior Program are included in the Condensed Consolidated Statements of Income under the caption "Other Expense, net."

The Company maintained responsibility for servicing the sold trade accounts receivable and those transferred to the trust. No servicing asset or liability was recorded because the fees received for servicing the receivables approximated the related costs.

Retained Interest

USSRC determined the level of funding achieved by the sale of trade accounts receivable under the Prior Program, subject to a maximum amount. It retained a residual interest in the eligible receivables transferred to the trust, such that amounts payable in respect of the residual interest would be distributed to USSRC upon payment in full of all amounts owed by USSRC to the trust (and by the trust to its investors). The Company's net retained interest on $350.9 million of trade receivables in the trust as of December 31, 2008 was $327.9 million. The Company's retained interest in the trust is included in the

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Off-Balance Sheet Financing (Continued)

Consolidated Financial Statements under the caption, "Accounts receivable and retained interest in receivables sold."

The Company measured the fair value of its retained interest throughout the term of the Prior Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 45 days; and (2) an assumed discount rate of 3% per annum, which approximated the Company's interest cost on the Prior Program. In addition, the Company estimated and recorded an allowance for doubtful accounts related to the Company's retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company's retained interest approximated fair value at year-end 2008. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company's financial position or results of operations. Accounts receivable sold to the trust and written off during first quarter of 2009 were not material.

11. Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2009 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases(1)
2010	$51,867
2011	46,106
2012	38,956
2013	28,925
2014	22,004
Later years	55,582

Total required lease payments	$243,440

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $52.5 million, $53.5 million, and $51.4 million in 2009, 2008, and 2007, respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2009, the Company has pension plans covering approximately 3,600 of its active associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31 as its measurement date to determine its pension obligations. The non-union plans have been closed to new associates beginning January 1, 2008. In addition, effective January 1, 2008, in accordance with new measurement provisions required by applicable accounting guidance (see Note 2 for "New Accounting Pronouncements"), the Company changed its measurement date to determine its pension obligations to its fiscal year end.

Effective March 1, 2009, the Company froze pension service benefits for employees not covered by collective bargaining agreements. As a result, the Company incurred a curtailment loss of $0.2 million in the first quarter of 2009. The Company also reduced the Pension Benefit Obligation ("PBO") by $11.8 million as a result of this action. The PBO reduction led to an $11.8 million reduction in the "Accrued pension benefits liability" and a corresponding increase in accumulated other comprehensive income, net of tax.

Change in Projected Benefit Obligation

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Benefit obligation at beginning of year	$142,855	$127,306
Service cost—benefit earned during the period	1,568	6,953
Interest cost on projected benefit obligation	8,091	8,979
Union plan amendments	615	—
Actuarial (gain) loss	(2,643)	2,198
Decrease in benefit obligation due to plan freeze	(11,798)	—
Benefits paid	(2,529)	(2,581)

Benefit obligation at end of year	$136,159	$142,855

The accumulated benefit obligation for the plan as of December 31, 2009 and 2008 totaled $136.2 million and $128.8 million, respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans' assets for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Fair value of plan assets at beginning of year	$83,672	$102,609
Actual return on plan assets	17,509	(32,521)
Company contributions	3,800	16,165
Benefits paid	(2,529)	(2,581)

Fair value of plan assets at end of year	$102,452	$83,672

The Company's pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2009 and 2008, by asset category are as follows:

Asset Category	2009	2008
Cash	1.8%	1.1%
Equity securities	77.2%	62.4%
Fixed income	21.0%	36.5%

Total	100.0%	100.0%

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

As discussed in Note 2, the Company adopted new disclosure provisions for the year ending December 31, 2009. The new accounting guidance requires enhanced disclosures about the plan assets of a company's defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. This guidance establishes a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three levels of input used to measure fair value are as follows:

  Level 1—unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

  Level 2—inputs that are observable in the marketplace other than those inputs classified as level 1

  Level 3—inputs that are unobservable in the marketplace and significant to the valuation

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

The Company's defined benefit plan assets are measured at fair value on a recurring basis and are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. The target allocations for plan assets are 70 percent equity securities, 18 percent corporate bonds and U.S. Treasuries and 12 percent to all other types of investments. Equity securities include investments in large cap and small cap corporations located in the U.S. and a mix of both international and emerging market corporations fixed income securities include investment grade bonds and U.S. treasuries. Other types of investments include commodity futures and Real Estate Investment Trusts (REITs).

The fair values of the Company's pension plan assets at December 31, 2009 by asset category are as follows:

Fair Value Measurements at
December 31, 2009 (in thousands)

Asset Category		Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash		$288	$288
Equity Securities
U.S. Large Cap	(a)	29,881	29,881
International Large Core	(b)	22,702	22,702
Emerging Markets	(c)	8,326	8,326
U.S. Small Value Fund	(d)	5,281		5,281
U.S. Small Growth Fund	(e)	5,100	5,100
Domestic Real Estate	(f)	4,423	4,423
Fixed Income
U.S. Fixed Income	(g)	17,828	17,828
Commodities/U.S. Fixed income	(h)	8,623	8,623

Total		$102,452	$97,171	$5,281	$—

(a)
A separately managed, diversified portfolio consisting of publically traded large cap stocks. The portfolio is predominately comprised of U.S. companies but may also hold international company stock.

(b)
A daily valued mutual fund investment. The fund invests in publically traded companies domiciled outside the U.S. and includes companies located in emerging market countries.

(c)
A daily valued mutual fund investment. The fund invests in publically traded companies domiciled in emerging market countries.

(d)
A daily valued commingled fund investment. The fund invests in publically traded, small capitalization companies that are considered value in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks. The fund allows for monthly liquidity.

(e)
A daily valued mutual fund investment. The fund invests in publically traded, small capitalization companies that are considered growth in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

(f)
A daily valued mutual fund investment. The fund invests in publically traded Real Estate Investment Trusts. This is an index mutual fund that tracks the Morgan Stanley REIT Index. The fund normally invests at least 98% of assets that are included in the Morgan Stanley REIT Index.

(g)
A separately managed fixed income portfolio utilized to match the duration of the Plan's liabilities. This liability driven investment portfolio is comprised of Treasury securities including STRIPS and zero coupon bonds as well as high quality corporate bonds.

(h)
A daily valued mutual fund investment. This fund combines a commodities position, typically through swap agreements, with a portfolio of inflation indexed bonds and other fixed income securities. The commodities position is constructed to track the performance of the Dow Jones UBS Commodity Index.

Plan Funded Status

The following table sets forth the plans' funded status as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Funded status of the plan	$(33,707)	$(59,183)
Unrecognized prior service cost	1,378	1,059
Unrecognized net actuarial loss	34,670	62,946

Net amount recognized	$2,341	$4,822

Amounts Recognized in Consolidated Balance Sheet

	2009	2008
Accrued benefit liability	$(33,707)	$(59,183)
Accumulated other comprehensive income	36,048	64,005

Net amount recognized	$2,341	$4,822

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 for pension and supplemental benefit plans includes the following components (in thousands):

	2009	2008	2007
Service cost—benefit earned during the period	$1,568	$5,892	$6,182
Interest cost on projected benefit obligation	8,091	7,729	7,016
Expected return on plan assets	(6,871)	(8,790)	(7,179)
Amortization of prior service cost	113	205	205
Amortization of actuarial loss	3,198	594	1,195
Curtailment loss	182	—	—

Net periodic pension cost	$6,281	$5,630	$7,419

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2010 are approximately $2.0 million and

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

$0.1 million, respectively. The service cost and interest cost for 2008 shown in this table do not equal the service cost and interest cost shown in the Change in Projected Benefit Obligation table above due to the measurement date change required by applicable accounting guidance.

Assumptions Used

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Pension plan assumptions:
Assumed discount rate	6.25%	6.25%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

For the year ending December 31, 2009, the rate of compensation increase was 3.75% prior to March 1, 2009 when the Company froze pension service benefits for employees not covered by collective bargaining agreements. To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. The change in the assumed discount rate in 2008 did not have a material impact on the Company's net periodic pension cost.

Contributions

The May 15, 2010 contribution amount has not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company's pension plans are as follows (in thousands):

Amounts
2010	$4,424
2011	5,053
2012	6,080
2013	5,690
2014	6,521
2015-2019	42,186

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

after-tax contributions, and provides for Company contributions, or contributions matching associates' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates' contributions were approximately $2.8 million, $5.1 million and $4.3 million in 2009, 2008 and 2007, respectively. Effective May 1, 2009, the Company temporarily suspended this Company match of employee contributions to the Plan for all exempt associates.

Measurement Date Provisions

Relative accounting guidance for new measurement provisions provides two transition alternatives related to the change in measurement date provisions. The Company elected the standard method. The transition from a previous measurement date of October 31, 2007 to December 31, 2007, beginning in fiscal 2008, required the Company to reduce its Retained Earnings as of January 1, 2008 by $0.6 million to recognize the one-time after-tax effect of an additional two months of net periodic benefit expense for the Company's pension and postretirement healthcare benefit plans. There was no impact on the Company's results of operations. The balance sheet adjustments as of January 1, 2008 were as follows (in thousands):

Increase (decrease)
Deferred income tax liability	$(88)
Accrued pension benefits liability	488
Accrued postretirement benefits liability	(257)
Retained earnings	(617)
Accumulated other comprehensive income	474

13. Postretirement Health Benefits

The Company maintains a postretirement plan. The plan is unfunded and provides healthcare benefits to substantially all retired non-union associates and their dependents. Eligibility requirements are based on the individual's age (minimum age of 55), years of service and hire date. The benefits are subject to retiree contributions, deductible, co-payment provision and other limitations. Effective January 1, 2008, in accordance with accounting guidance on postretirement benefit plans (see Note 2), the Company changed its measurement date to determine its postretirement health obligations to December 31.

Accrued Postretirement Benefit Obligation

The following table provides the plan's change in Accrued Postretirement Benefit Obligation ("APBO") for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Benefit obligation at beginning of year	$3,910	$3,965
Service cost—benefit earned during the period	224	254
Interest cost on projected benefit obligation	220	249
Plan participants' contributions	293	316
Actuarial gain	—	(465)
Benefits paid	(404)	(409)

Benefit obligation at end of year	$4,243	$3,910

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Postretirement Health Benefits (Continued)

Plan Assets and Investment Policies and Strategies

The Company does not fund its postretirement healthcare plan (see "Plan Funded Status" below). Accordingly, as of December 31, 2009 and 2008, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Fair value of plan assets at beginning of year	$—	$—
Company contributions	111	93
Plan participants' contributions	293	316
Benefits paid	(404)	(409)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

The Company's postretirement healthcare plan is unfunded. The following table sets forth the plans' funded status as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Funded status of the plan	$(4,243)	$(3,910)

Amount recognized in accumulated other comprehensive income	$(4,552)	$(4,874)

Components of Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Service cost—benefit earned during the period	$224	$207	$264
Interest cost on projected benefit obligation	220	211	201
Recognized actuarial gain	(321)	(366)	(317)

Net periodic postretirement benefit cost	$123	$52	$148

The estimated net actuarial gain that will be amortized from accumulated other comprehensive income into the net periodic benefit cost during 2010 is approximately $0.3 million. The service cost and interest cost for 2008 shown in this table do not equal the service cost and interest cost shown in the Accrued Postretirement Benefit Obligation table above due to the measurement date change required by SFAS No. 158.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Postretirement Health Benefits (Continued)

Assumptions Used

The weighted-average assumptions used in accounting for the Company's postretirement plan for the three years presented are set forth below:

	2009	2008	2007
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	6.25%	6.25%	6.00%

The Company's medical cost increase rate is capped at 3.00% by the plan.

Contributions

The May 15, 2010 contribution amount has not yet been determined. The postretirement medical plan is paid for by a combination of retirees and company contributions. Company contributions are made as the payments come due. Retiree premiums are set annually by the Company.

Estimated Future Benefit Payments

The estimated future benefits payments under the Company's postretirement healthcare plan are as follows (in thousands):

Amounts
2010	$127
2011	140
2012	154
2013	171
2014	192
2015-2019	1,400

14. Preferred Stock

USI's authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI's Board of Directors upon issuance. As of December 31, 2009, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Currently payable
Federal	$61,989	$51,725	$66,906
State	7,467	6,277	6,038

Total currently payable	69,456	58,002	72,944
Deferred, net—
Federal	(9,096)	(215)	(3,629)
State	(1,244)	662	(490)

Total deferred, net	(10,340)	447	(4,119)

Provision for income taxes	$59,116	$58,449	$68,825

The Company's effective income tax rates for the years ended December 31, 2009, 2008 and 2007 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2009		2008		2007
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$56,035	35.0%	$54,902	35.0%	$61,607	35.0%
State and local income taxes— net of federal income tax benefit	4,045	2.5%	4,510	2.9%	3,606	2.0%
Change in tax reserves and accrual adjustments	272	0.2%	6	0.0%	3,132	1.8%
Non-deductible and other	(1,236)	(0.8)%	(969)	(0.6)%	480	0.3%

Provision for income taxes	$59,116	36.9%	$58,449	37.3%	$68,825	39.1%

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2009		2008
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$15,493	$—	$12,373	$—
Allowance for doubtful accounts	13,167	—	12,112	—
Depreciation and amortization	—	22,573	—	24,424
Intangibles arising from acquisitions	—	18,903	—	19,738
Inventory reserves and adjustments	—	21,014	—	25,479
Pension and postretirement	12,347		22,909
Interest swap	9,907		13,202
Reserve for stock option compensation	9,873	—	7,777	—
Restructuring costs	688	—	446	—
Other	26	—	—	180

Total	$61,501	$62,490	$68,819	$69,821

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

Accounting for Uncertainty in Income Taxes

At December 31, 2008, the Company had $8.0 million in gross unrecognized tax benefits. At December 31, 2009, the gross unrecognized tax benefits decreased to $5.0 million. The following table shows the changes in gross unrecognized tax benefits, for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Beginning Balance, January 1	$8,000	$9,191
Additions based on tax positions taken during a prior period	352	30
Reductions based on tax positions taken during a prior period	(1,383)	(418)
Additions based on tax positions taken during the current period	521	503
Reductions related to settlements of tax matters	(1,137)	0
Reductions related to a lapse of applicable statute of limitations	(1,317)	(1,306)

Ending Balance, December 31	$5,036	$8,000

At December 31, 2009 and December 31, 2008, $5.0 million and $8.0 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007 were income of $0.7 million, and expenses of

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

$0.2 million, and $0.4 million, respectively. The Consolidated Balance Sheets at December 31, 2009 and December 31, 2008 include $1.1 million and $1.7 million, respectively, accrued for the potential payment of interest and penalties.

As of December 31, 2009, the Company's U.S. Federal income tax returns for 2006 and subsequent years remain subject to examination by tax authorities. In addition, the Company's state income tax returns for the 2001 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.8 million.

16. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cash Paid During the Year For:
Interest	$24,570	$26,122	$8,434
Loss on the sale of trade accounts receivable	423	8,409	15,574
Income taxes, net	65,419	55,364	57,024

17. Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007
Loss on sale of accounts receivable, net of servicing revenue	$204	$8,079	$14,566
Other	—	—	29

Total	$204	$8,079	$14,595

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments approximates their net carrying values. The estimated fair values of the Company's financial instruments are as follows (in thousands):

	As of December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$18,555	$18,555	$10,662	$10,662
Accounts receivable, net	641,317	641,317	610,210	610,210
Accounts payable	390,883	390,883	341,084	341,084
Long-term debt	441,800	441,800	663,100	663,100
Long-term interest rate swap liability	26,070	26,070	34,652	34,652

The fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 20, "Derivative Financial Instruments", for further information.

19. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2009 and 2008 were as follows (in thousands):

	As of December 31,
	2009	2008
Other Long-Term Assets, net:
Investment in deferred compensation	$3,939	$3,118
Long-Term notes receivable	5,146	5,261
Capitalized financing costs	2,069	2,116
Long-Term prepaid expenses	1,154	—
Other	63	339

Total other long-term assets, net	$12,371	$10,834

Other Long-Term Liabilities:
Accrued pension obligation	$33,707	$59,183
Deferred rent	18,067	14,740
Deferred directors compensation	3,939	3,118
Postretirement benefits	4,132	3,810
Restructuring and exit costs reserves	887	651
Long-Term swap liability	26,070	34,652
Long-Term income tax liability	5,380	6,856
Other	1,520	2,154

Total other long-term liabilities	$93,702	$125,164

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

The hedged transactions described above qualify as cash flow hedges in accordance with accounting guidance on derivative instruments. This guidance requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company does not offset fair value amounts recognized for interest rate swaps executed with the same counterparty.

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

Approximately 98% ($435 million) of the Company's outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at December 31, 2009.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of September 30, 2009 were as follows (in thousands):

As of December 31, 2009	Notional Amount	Receive	Pay	Maturity Date	Fair Value Asset (Liability)(1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(10,676)
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(11,671)
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(3,723)

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

The Company's agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements. If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of December 31, 2009, the Company would have been required to pay the aggregate fair value net liability of $26.1 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income ("OCI") and reclassified into earnings as "interest expense" in the same period or periods during which the hedged

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Derivative Financial Instruments (Continued)

transaction affects earnings. The following table depicts the effect of these derivative instruments on the statement of income for the year ended December 31, 2009.

				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2008	At December 31, 2009		For the Year Ended December 31, 2009
November 2007 Swap Transaction	$(9,025)	$(6,614)	Interest expense, net; Income tax expense	$2,411
December 2007 Swap Transaction	(9,493)	(7,230)	Interest expense, net; Income tax expense	2,263
March 2008 Swap Transaction	(2,953)	(2,306)	Interest expense, net; Income tax expense	647

21. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including:

  •
  the retained interest in accounts receivables sold under the Prior Receivables Securitization Program based on company determined inputs including an average collection cycle and assumed discount rate (see Note 10, "Off-Balance Sheet Financing" for further information and a detailed description of this asset); and

  •
  interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company's interest rate swap positions and other observable interest rates (see Note 20, "Derivative Financial Instruments", for more information on these interest rate swaps).

FASB accounting guidance on fair value establishes a hierarchy for those instruments measured at fair value which distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

financial instruments measured at fair value in the accompanying Consolidated Balance Sheet as of December 31, 2009 (in thousands):

	Fair Value Measurements as of December 31, 2009
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$26,070	$—	$26,070	$—

The following tables present the changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2009:

Retained Interest in receivables sold, net
Balance as of December 31, 2008	$327,860
Net payments/sales	(326,741)
Realized losses	(1,119)

Balance as of December 31, 2009	$—

The realized losses associated with Level 3 assets relate to that portion of the Company's bad debt expense related to the retained interest in receivables sold. This expense is reflected in the Company's Consolidated Statements of Income under the caption "Warehousing, marketing and administrative expenses."

The carrying amount of accounts receivable at December 31, 2009, including $445.3 million of receivables sold under the 2009 Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of December 31, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Data—Unaudited

	First Quarter(3)	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2009:
Net sales	$1,121,307	$1,159,195	$1,246,743	$1,183,046	$4,710,291
Gross profit	$164,336	$163,413	$184,896	$177,996	$690,641
Net income(2)	$13,521	$21,158	$33,468	$32,838	$100,985

Net income per share—basic	$0.57	$0.91	$1.43	$1.40	$4.32

Net income per share—diluted	$0.57	$0.88	$1.38	$1.33	$4.19

Year Ended December 31, 2008:
Net sales	$1,252,474	$1,251,335	$1,337,855	$1,145,214	$4,986,878
Gross profit	$184,301	$182,023	$197,860	$176,495	$740,679
Net income(2)(3)	$21,316	$21,474	$33,069	$22,555	$98,414

Net income per share—basic	$0.89	$0.92	$1.41	$0.96	$4.17

Net income per share—diluted	$0.88	$0.91	$1.39	$0.95	$4.13

(1)
As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

(2)
2009 results were impacted by the following items: (1) a $14.0 million, or $0.57 per diluted share negotiated settlement with a service supplier in the fourth quarter and (2) a $3.4 million, or $0.14 per diluted share severance charge from the first quarter of 2009. (3) 2008 results were impacted by the following items: (1) a $5.1 million, or $0.14 per diluted share gain on the sale of two distribution centers during the third quarter of 2008, (2) a $4.7 million, or $0.12 per diluted share gain on the sale of the Company's former corporate headquarters from the second quarter of 2008, and (3) a second-quarter $6.7 million, or $0.18 per diluted share charge to write-off internal system capitalized software costs.

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

Based on this evaluation, the Company's management (including its CEO and CFO) concluded that, as of December 31, 2009, the Company's Disclosure Controls were effective, subject to the inherent limitations noted above in this Item 9A.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions "Proposal 1: Election of Directors" and "Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance" in USI's Proxy Statement for its 2010 Annual Meeting of Stockholders ("2010 Proxy Statement") is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee's composition and the presence of an "audit committee financial expert" is incorporated herein by reference to the information under the captions "Governance and Board Matters—Board Committees—General" and "—Audit Committee" in USI's 2010 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in USI's 2010 Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Director Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in USI's 2010 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders—Security Ownership of Management" in USI's 2010 Proxy Statement. Information relating to securities authorized for issuance under United's equity plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in USI's 2010 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in USI's 2010 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information" and "—Audit Committee Pre-Approval Policy" in USI's 2010 Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	41
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	42
	Report of Independent Registered Public Accounting Firm	43
	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	44
	Consolidated Balance Sheets as of December 31, 2009 and 2008	45
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007	46
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	47
	Notes to Consolidated Financial Statements	48
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	99

	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI's file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.10 through 10.16, Exhibits 10.18 through 10.19, Exhibits 10.25 through 10.36, and Exhibit 10.42, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 14, 2007, among ORS Nasco Holdings, Inc., United Stationers Supply Co. ("USSC"), the shareholders of ORS Nasco Holding, Inc. parties thereto and Brazos Equity GP II, LLC, as representative. (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 28, 2007)
3.1	Second Restated Certificate of Incorporation of United Stationers, Inc. ("USI" or the "Company"), dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2	Amended and Restated Bylaws of United Stationers Inc., dated as of July 16, 2009 (Exhibit 3.1 to the Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)
4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among USI, USSC, and the note purchasers identified therein (the "2007 Note Purchase Agreement") (Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (the "Form 10-Q filed on November 7, 2007"))
4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Form 10-Q filed on November 7, 2007)
4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC ("USTS") and United Stationers Financial Services LLC ("USFS") in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Form 10-Q filed on November 7, 2007)
10.1	Guaranty, dated as of March 21, 2003, by USSC, as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, and USTS in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K")
10.2	Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the "1995 S-1")
10.3	Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the "2003 Form 10-K")
10.4	Lease Agreement, dated as of December 1, 2001, between Panattoni Investments, LLC and USSC (Exhibit 10.8 to the Company's 2001 Form 10-K)
10.5	Lease Agreement, dated as of October 12, 1998, between Corum Carol Stream Associates, LLC and USSC (Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999)
10.6	Industrial Lease Agreement, executed as of October 21, 2001, by and between Duke Construction Limited Partnership and USSC (Exhibit 10.16 to the Company's 2001 Form 10-K)
10.7	First Amendment to Industrial Lease Agreement, dated October 1, 2002, between Allianz Life Insurance Co. of North America and USSC (Exhibit 10.20 to the 2003 Form 10-K)
10.8	Industrial/Commercial Single Tenant Lease—Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005)
10.9	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2005)

Exhibit Number	Description
10.10	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 ("Form 10-Q filed on November 14, 2002"))**
10.11	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.12	Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 3, 2004 (the "September 3, 2004 Form 8-K"))**
10.13	Form of grant letter used for grants of non-qualified stock options to employees under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**
10.14	Form of Indemnification Agreement entered into between USI (and for purposes of one provision) USSC with directors and various executive officers of USI (Exhibit 10.36 to the Company's 2001 Form 10-K) **
10.15	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of Richard W. Gochnauer, and other directors and executive officers of USI (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
10.16	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with P. Cody Phipps, and other executive officers of USI (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**
10.17	Omnibus Amendment dated as of March 23, 2008, by and among USSR, USFS, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, NA,, and Fifth Third Bank (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 (the "2008 Form 10-K"))
10.18	Non-Qualified Stock Option Grant Letter, dated as of July 24, 2007 among United Stationers Inc. and Victoria J. Reich (Exhibit 10.2 to the Form 10-Q filed on November 7, 2007)**
10.19	Form of Restricted Stock Award Agreement for Section 16 Officers under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Form 10-Q filed on November 7, 2007)**
10.20	Pledge and Security Agreement dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.5 to the Form 10-Q filed on November 7, 2007)
10.21	Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)
10.22	Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association in its capacity as agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 5, 2007)
10.23	Reaffirmation, dated July 5, 2007 among USI, USSC, Lagasse, Inc., USTS and USFS (Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 5, 2007)

Exhibit Number	Description
10.24	Amendment No. 1, dated December 21, 2007, to Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association, in its capacity as agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2007)
10.25	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan effective January 1, 2009 (Exhibit 10.33 to the 2008 Form 10-K)**
10.26*	United Stationers Supply Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009**
10.27	Medical Executive Reimbursement Program, as in effect as of January 1, 2009 (Exhibit 10.35 to the 2008 Form 10-K)**
10.28	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.36 to the 2008 Form 10-K)**
10.29	Executive Employment Agreement, effective December 31, 2008, by and among USI, USSC and Stephen A. Schultz (Exhibit 10.37 to the 2008 Form 10-K)**
10.30	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and P. Cody Phipps (Exhibit 10.38 to the 2008 Form 10-K)**
10.31	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and Patrick T. Collins (Exhibit 10.39 to the 2008 Form 10-K)**
10.32	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and Victoria J. Reich (Exhibit 10.40 to the 2008 Form 10-K)**
10.33	United Stationers Inc. and Subsidiaries Amended and Restated Management Incentive Plan, effective January 1, 2009 (the "2004 Long-Term Incentive Plan") (Exhibit 10.42 to the 2008 Form 10-K)**
10.34	United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan effective as of January 1, 2009 (Exhibit 10.43 to the 2008 Form 10-K)**
10.35	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2009, filed on November 7, 2008 (the "Form 10-Q filed on November 7, 2008"))**
10.36	Form of Restricted Stock Award Unit Agreement for Non-Employee Directors (Exhibit 10.5 to the Form 10-Q filed on November 7, 2008)**
10.37	Transfer and Administration agreement, by and among United Stationers Receivables, LLC, ("USR"), USSCO as Originator, USFS, as Seller and Servicer, Enterprise Funding Company LLC, as a Conduit Investor, Market Street Funding LLC, as a Conduit Investor, Bank of America, National Association, as Agent, as a Class Agent and as an Alternate Investor, PNC Bank, National Association, as a Class Agent and as an Alternate Investor, and the other alternate investors from time to time parties thereto (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2008, filed on May 8, 2009 (the "Form 10-Q filed on May 8, 2009"))
10.38	Receivables Sale Agreement by and between USSC, as Originator, and USFS, as Purchaser (Exhibit 10.2 to the Form 10-Q filed on May 8, 2009)
10.39	Receivables Sale agreement by and between USFS, as Seller, and USR, as Purchaser (Exhibit 10.3 to the Form 10-Q filed on May 8, 2009)
10.40	Performance Guarantee among USI, as Performance Guarantee, and USR, as Recipient (Exhibit 10.4 to the Form 10-Q filed on May 8, 2009)
10.41	Form of Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.10 to the Form 10-Q filed on May 8, 2009)
10.42*	Restricted Stock Unit Award Agreement between USI and Stephen A. Schultz, effective March 4, 2008**

Exhibit Number	Description
10.43*	First Amendment to the Transfer and Administration Agreement, dated as of May 14, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association
10.44*	Second Amendment to the Transfer and Administration Agreement, dated as of November 20, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association
10.45*	Third Amendment to the Transfer and Administration Agreement, dated as of January 22, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association
21*	Subsidiaries of USI
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of February 25, 2010, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
31.2*	Certification of Chief Financial Officer, dated as of February 25, 2010, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Victoria J. Reich
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 25, 2010, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer and Victoria J. Reich

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
Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 25, 2010
/s/ VICTORIA J. REICH Victoria J. Reich	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010
/s/ KENNETH M. NICKEL Kenneth M. Nickel	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010
/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	February 25, 2010
/s/ JEAN S. BLACKWELL Jean S. Blackwell	Director	February 25, 2010
/s/ DANIEL J. CONNORS Daniel J. Connors	Director	February 25, 2010
/s/ CHARLES K. CROVITZ Charles K. Crovitz	Director	February 25, 2010
/s/ DANIEL J. GOOD Daniel J. Good	Director	February 25, 2010
/s/ ROY W. HALEY Roy W. Haley	Director	February 25, 2010
/s/ NOAH T. MAFFITT Noah T. Maffitt	Director	February 25, 2010
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	February 25, 2010
/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	February 25, 2010

 SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2007	$19,217	$4,147	$(4,119)	$19,245
2008	19,245	16,469	(3,170)	32,544
2009	32,544	12,218	(9,546)	35,216

(1)—net of any recoveries

(2)—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.

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