Form 10-Q
period 2010-03-31
UNITED STATIONERS INC
filed 2010-05-06
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:  0-10653

UNITED STATIONERS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3141189
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Parkway North Boulevard
Suite 100
Deerfield, Illinois 60015-2559
(847) 627-7000
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s
Principal Executive Offices)

Securities registered pursuant to
Section 12(b) of the Act:	Name of Exchange on which registered:
Common Stock, $0.10 par value per share	NASDAQ Global Select Market
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

On April 28, 2010, United Stationers Inc. had 24,202,397 shares of common stock outstanding.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(Unaudited)

	As of March 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$92,117	$18,555
Accounts receivable and retained interest in receivables sold, less allowance for doubtful accounts of $33,744 in 2010 and $35,216 in 2009	606,174	641,317
Inventories	610,095	590,854
Other current assets	33,333	33,026
Total current assets	1,341,719	1,283,752

Property, plant and equipment, at cost	425,730	422,334
Less - accumulated depreciation and amortization	295,061	287,302
Net property, plant and equipment	130,669	135,032

Intangible assets, net	65,335	62,932
Goodwill	328,328	314,429
Other	11,546	12,371
Total assets	$1,877,597	$1,808,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$433,806	$390,883
Accrued liabilities	168,933	171,366
Total current liabilities	602,739	562,249

Deferred income taxes	3,010	4,052
Long-term debt	441,800	441,800
Other long-term liabilities	99,542	93,702
Total liabilities	1,147,091	1,101,803

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 shares in 2010 and 2009	3,722	3,722
Additional paid-in capital	392,323	387,131
Treasury stock, at cost - 13,069,391 shares in 2010 and 13,237,495 shares in 2009	(699,499)	(700,294)
Retained earnings	1,076,299	1,058,074
Accumulated other comprehensive loss	(42,339)	(41,920)
Total stockholders’ equity	730,506	706,713
Total liabilities and stockholders’ equity	$1,877,597	$1,808,516

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net sales	$1,154,309	$1,121,307
Cost of goods sold	987,443	956,971

Gross profit	166,866	164,336

Operating expenses:
Warehousing, marketing and administrative expenses	131,068	135,452

Operating income	35,798	28,884

Interest expense, net	6,229	7,180

Other expense, net	—	204

Income before income taxes	29,569	21,500

Income tax expense	11,344	7,979

Net income	$18,225	$13,521

Net income per share - basic:
Net income per share - basic	$0.77	$0.57
Average number of common shares outstanding - basic	23,673	23,707

Net income per share - diluted:
Net income per share - diluted	$0.73	$0.57
Average number of common shares outstanding - diluted	24,820	23,810

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities:
Net income	$18,225	$13,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,258	10,588
Share-based compensation	3,266	2,884
Gain on the disposition of property, plant and equipment	(15)	(19)
Amortization of capitalized financing costs	182	218
Excess tax benefits related to share-based compensation	(3,419)	(10)
Deferred income taxes	(1,586)	(3,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable and retained interest in receivables sold, net	35,851	36,384
(Increase) decrease in inventory	(18,126)	108,053
Decrease in other assets	145	11,480
Increase (decrease) in accounts payable	95,204	(13,964)
Decrease in checks in-transit	(52,745)	(8,347)
Decrease in accrued liabilities	(3,630)	(41,842)
Increase (decrease) in other liabilities	337	(67)
Net cash provided by operating activities	82,947	115,808

Cash Flows From Investing Activities:
Capital expenditures	(5,658)	(1,985)
Acquisition, net of cash acquired	(10,527)	—
Proceeds from the disposition of property, plant and equipment	—	21
Net cash used in investing activities	(16,185)	(1,964)

Cash Flows From Financing Activities:
Net repayments under Revolving Credit Facility	—	(110,600)
Net proceeds from share-based compensation arrangements	15,079	67
Acquisition of treasury stock, at cost	(11,720)	—
Excess tax benefits related to share-based compensation	3,419	10
Payment of debt issuance costs	—	(51)
Net cash provided by (used in) financing activities	6,778	(110,574)

Effect of exchange rate changes on cash and cash equivalents	22	(16)
Net change in cash and cash equivalents	73,562	3,254
Cash and cash equivalents, beginning of period	18,555	10,662
Cash and cash equivalents, end of period	$92,117	$13,916

Other Cash Flow Information:
Income tax payments, net	$4,148	$789
Interest paid	5,732	6,413
Loss on the sale of accounts receivable	—	423

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is a leading wholesale distributor of business products, with net sales for the trailing 12 months of $4.7 billion. The Company operates in a single reportable segment as a national wholesale distributor of business products. The Company offers more than 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional business products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers. The Company sells its products through a national distribution network of 64 distribution centers to approximately 25,000 resellers, who in turn sell directly to end-consumers.

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2009, which was derived from the December 31, 2009 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

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

Acquisition of MBS Dev, Inc.

The Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”) during the quarter for a purchase price of $15 million and an additional potential $3 million earn-out based upon the achievement of certain financial goals.  The purchase price consisted of $12 million in cash at closing plus $3 million to be paid to the former owners over the course of the next three years, the timing (but not the amount) of which is based upon achievement of certain financial goals.  Net of cash held by MBS Dev at closing, the initial cash outlay was $10.5 million.  MBS Dev is a software solutions provider to business products resellers and allows the Company to accelerate e-business development and enable customers and suppliers to leverage the internet.  As a result of the acquisition the Company recorded $13.9 million of goodwill, $3.7 million in intangible assets, and $4.1 million of liabilities to be paid upon achievement of certain financial metrics agreed to in the purchase agreement.  The $4.1 million liability represents the combined fair value of both earn-outs.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $58.8 million and $78.2 million as of March 31, 2010 and December 31, 2009, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

In the first quarter of 2010, approximately 14% of the Company’s estimated supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 86% of the Company’s supplier allowances and incentives in the first quarter of 2010 were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $39.1 million and $59.5 million as of March 31, 2010 and December 31, 2009, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

The Company also recognizes leasehold improvements and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements.

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of March 31, 2010, the Company is not a party to any capital leases.

Inventories

Inventory valued under the last-in, first-out (“LIFO”) accounting method constituted approximately 80% and 79% of total inventory as of March 31, 2010 and December 31, 2009, respectively. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $81.9 million and $80.9 million higher than reported as of March 31, 2010 and December 31, 2009, respectively. The change in the LIFO reserve since December 31, 2009, resulted in a $1.0 million increase in cost of sales.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.  The Company charges certain warehousing and administrative expenses to inventory each period with $25.6 million and $25.3 million remaining in inventory as of March 31, 2010 and December 31, 2009, respectively.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available cash and borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  As of March 31, 2010 and December 31, 2009, outstanding checks totaling $35.7 million and $88.4 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

All highly-liquid investments with original maturities of three months or less are considered to be short-term investments.  Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value.

	As of March 31, 2010	As of December 31, 2009
Cash	$10,717	$10,655
Short-term investments	81,400	7,900
Total cash and cash equivalents	$92,117	$18,555

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009. The total costs are as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Capitalized software development costs	$57,493	$56,183
Write-off of capitalized software development costs	—	(271)
Accumulated amortization	(41,860)	(40,375)
Net capitalized software development costs	$15,633	$15,537

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

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities.  At this time, this has not occurred as all cash flow hedges contain no ineffectiveness.  See Note 13, “Derivative Financial Instruments” and Note 14, “Fair Value Measurements”, for further detail.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (ASC) Topic 805 “Business Combinations”, which is a revision to previous guidance, originally issued in June 2001.  ASC Topic 805 retains the fundamental requirements of the previous guidance but also defines the acquirer and establishes the acquisition date as the date that the acquirer achieves control. The main features of ASC Topic 805 are that it requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  ASC Topic 805 also requires the acquirer to recognize goodwill as of the acquisition date.  Finally, ASC Topic 805 makes a number of other significant amendments to other prior guidance and other authoritative guidance including requiring research and development costs acquired to be capitalized separately from goodwill and requiring the expensing of transaction costs directly related to an acquisition.  ASC Topic 805 is effective for acquisitions on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of ASC Topic 805 on January 1, 2009 did not have a material impact on the Company’s financial position and/or its results of operations.

In December 2007, as part of ASC Topic 805 “Business Combinations”, the FASB issued new guidance on non-controlling interests in consolidated financial statements which requires, among other items, that ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The new guidance on non-controlling interests also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. Finally, the new guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This new guidance on non-controlling interests is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this new guidance on January 1, 2009 did not have an impact on the Company’s financial position and/or its results of operations.

In December 2008, the FASB issued ASC Topic 715 “Compensation — Retirement Benefits”.  ASC Topic 715 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide financial users with a greater understanding of: 1) how investment allocations are made ; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  The Company adopted ASC Topic 715 for the year ending December 31, 2009.  These additional disclosure requirements required by ASC Topic 715 had no impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events”, intended to improve disclosure of significant events that occur after the interim and/or annual financial statement date as well as to specify a time period through which management has included analysis of such subsequent events.  ASC Topic 855 is effective for all interim and annual periods beginning on or after June 15, 2009. Accordingly, the Company adopted ASC Topic 855 during the second quarter of 2009. The Company has evaluated subsequent events through May 5, 2010.

In June 2009, the FASB issued ASC Topic 810 “Accounting for Transfers of Financial Assets”.  ASC Topic 810 is a revision to prior guidance and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Also, in June 2009, the FASB issued ASC Topic 810 “Amendments to FASB Interpretation No. 46 (R)” for accounting for variable interest entities (VIEs). This new guidance on VIEs is a revision to prior guidance, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC Topic 810 was effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of ASC Topic 810 did not have an impact on the Company’s financial position and/or its results of operations.

In January 2010, the FASB issued ASC Topic 820 “Fair Value Measurements and Disclosures”, which updated and clarified previously issued guidance to improve disclosures about fair value measurements.  These new disclosures include stating separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  In addition, it states that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC Topic 820 did not have an impact on the Company’s financial position and/or its results of operations. See Note 14, “Fair Value Measurements”, for information and related disclosures regarding the Company’s fair value measurements.

3. Share-Based Compensation

Overview

As of March 31, 2010, the Company has two active equity compensation plans under which share-based awards are issued. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 11,288 shares of restricted stock and 103,624 restricted stock units (RSUs) under the LTIP during the first three months of 2010. The Company did not grant stock options under the LTIP during 2010.

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

Accounting For Share-Based Compensation

The Company recorded pre-tax expense of $3.3 million ($2.0 million after-tax), or $0.09 per basic and $0.08 per diluted share, for share-based compensation in the first quarter of 2010. During the first quarter of 2009, the Company recorded $2.9 million ($1.8 million after-tax), or $0.08 per basic and diluted share, for share-based compensation.

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable

As of March 31, 2010	$24,272	$24,242
As of March 31, 2009	679	679

Intrinsic Value of Options Exercised

(in thousands of dollars)

For the Three Months Ended

March 31, 2010	$9,069
March 31, 2009	26

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Value of Restricted Shares Outstanding

(in thousands of dollars)

As of March 31, 2010	$44,062
As of March 31, 2009	17,738

Value of Restricted Shares Vested

(in thousands of dollars)

For the Three Months Ended

March 31, 2010	$3,439
March 31, 2009	126

As of March 31, 2010, there was $0.8 million of total unrecognized compensation cost related to non-vested stock option awards granted and $22.1 million of total unrecognized compensation cost related to non-vested restricted stock awards and RSUs granted. These costs are expected to be recognized over a weighted-average period of 1.8 years.

Accounting guidance from the FASB on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2010, excess tax benefits of $3.4 million, classified as financing cash inflows on the Consolidated Statement of Cash Flows, would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments. For the three months ended March 31, 2009 this amount was not significant.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option.  Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  There were no stock options granted during the first three months of 2010 or 2009.

The following table summarizes the transactions relating to stock options under the Company’s equity compensation plans for the three months ended March 31, 2010:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2009	2,384,224	$45.01
Granted	—	—
Exercised	(475,036)	39.56
Canceled	(1,651)	59.02
Options outstanding - March 31, 2010	1,907,537	$46.35	5.5	$24,272

Number of options exercisable	1,771,705	$45.33	5.3	$24,242

Restricted Stock and Restricted Stock Units

During the first quarter of 2010, the Company granted 11,288 shares of restricted stock and 103,624 RSUs.  During the first three months of 2009, 182,781 shares of restricted stock and 206,474 RSUs were granted.  The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant.  The RSUs granted in 2009 vest on December 31, 2012, and the RSUs granted in 2010 vest in these annual installments on the anniversaries of the grant date, in each case to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals.  A summary of the status of the Company’s restricted stock award and RSU grants and changes during the first three months of 2010 is as follows:

Restricted Stock and RSUs	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares/units outstanding - December 31, 2009	704,810	$36.41
Granted	114,912	59.10
Vested	(60,456)	33.83
Canceled	(10,557)	36.32
Outstanding - March 31, 2010	748,709	$40.12	2.0	$44,062

4. Goodwill and Intangible Assets

Accounting guidance from the FASB on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year.  Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2009. The Company did not consider there to be any triggering event during the three-month period ended March 31, 2010 that would require an interim impairment assessment.  As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the three-month period ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Company’s Condensed Consolidated Balance Sheets reflect $328.3 million and $314.4 million of goodwill, and $65.3 million and $62.9 million in net intangible assets, respectively.

The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions.  The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first three months of 2010.  Amortization of intangible assets totaled $1.3 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.  Accumulated amortization of intangible assets as of March 31, 2010 and December 31, 2009 totaled $17.7 million and $16.4 million, respectively.

5. 2009 Severance Charge

On January 27, 2009, the Company announced a plan to eliminate staff positions through an involuntary separation plan.  The severance charge included workforce reductions of 250 associates. The Company recorded a pre-tax charge of $3.4 million in the first quarter of 2009 for estimated severance pay and benefits, prorated bonuses, and outplacement costs.  This charge is included in “Warehousing, marketing and administrative expenses” on the Company’s Statements of Income. Cash outlays associated with the severance charge in the three months ended March 31, 2009 totaled $1.1 million.  The Company had accrued liabilities for the severance charge of $2.3 million as of March 31, 2009 which were paid throughout the remainder of 2009.  As a result, the Company had no accrued reserves for this workforce reduction as of December 31, 2009.

6.  Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended March 31,
(dollars in thousands)	2010	2009

Net income	$18,225	$13,521
Unrealized foreign currency translation adjustment	893	(654)
Unrealized (loss) gain - interest rate swaps, net of tax	(1,312)	566
Minimum pension liability adjustment, net of tax	—	7,439
Total comprehensive income	$17,806	$20,872

7.              Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, non-vested restricted stock and restricted stock units are considered dilutive securities.  Stock options to purchase 0.4 million and 0.1 million shares of common stock were outstanding at March 31, 2010 and March 31, 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2010	2009

Numerator:
Net income	$18,225	$13,521

Denominator:
Denominator for basic earnings per share - weighted average shares	23,673	23,707

Effect of dilutive securities:
Employee stock options and restricted units	1,147	103

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	24,820	23,810

Net income per share:
Net income per share - basic	$0.77	$0.57
Net income per share - diluted	$0.73	$0.57

Common Stock Repurchase

As of March 31, 2010, the Company had $89.2 million remaining of Board authorizations to repurchase USI common stock.  During the three-month period ended March 31, 2010, the Company repurchased 198,074 shares of common stock at a cost of $11.7 million.  There were no share repurchases in the first three months of 2009. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.  Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first quarter of 2010 and 2009, the Company reissued 438,177 and 178,780 shares, respectively, of treasury stock to fulfill its obligations under its equity compensation plans.

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

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Prior Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $0.2 million for the three months ended March 31, 2009. Proceeds from collections for the first quarter of 2009 totaled $0.6 billion under the Prior Program.  All costs and/or losses related to the Prior Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

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

The Company measured the fair value of its retained interest throughout the term of the Prior Program using a present value model incorporating the following two key economic assumptions: (1) an average collection cycle of approximately 45 days; and (2) an assumed discount rate of 3% per annum, which approximated the Company’s interest cost on the Prior Program. In addition, the Company estimated and recorded an allowance for doubtful accounts related to the Company’s retained interest. Considering the above noted economic factors and estimates of doubtful accounts, the book value of the Company’s retained interest approximated fair value at year-end 2008. A 10% or 20% adverse change in the assumed discount rate or average collection cycle would not have a material impact on the Company’s financial position or results of operations. Accounts receivable sold to the trust and written off during the first quarter of 2009 were not material.

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

Long-term debt consisted of the following amounts (in thousands):

	As of March 31, 2010	As of December 31, 2009
2007 Credit Agreement - Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$441,800	$441,800

As of March 31, 2010, 100% of the Company’s outstanding debt was priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the 2009 Receivables Securitization Program (the “2009 Program”). While the Company had primarily all of its outstanding debt based on LIBOR at March 31, 2010, the Company had hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  As of March 31, 2010, the overall weighted average effective borrowing rate of the Company’s debt was 5.0%.  At March 31, 2010 funding levels, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

2009 Receivables Securitization Program

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the 2009 Receivables Securitization Program” or the “2009 Program”) that replaced the securitization program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the 2009 Program are USI, USSC, USFS, and United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (“Bank of America”) and Enterprise Funding Company LLC (“Enterprise” and, together with Bank of America, the “Investors”).  The 2009 Program is governed by the following agreements:

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

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Bank of America or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of March 31, 2010 and December 31, 2009, $429.5 million and $445.3 million, respectively, of receivables have been sold and no amounts have been advanced to USR.

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

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt.  See Note 13, “Derivative Financial Instruments” and Note 14, “Fair Value Measurements”, for further details on these swap transactions and their accounting treatment.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of both March 31, 2010 and December 31, 2009, the Company had outstanding letters of credit under the 2007 Credit Agreement of $17.9 million.  Approximately, $7.0 million of these letters of credit were used to guarantee the industrial development bond. The industrial development bond had $6.8 million outstanding as of March 31, 2010 and carried market-based interest rates.

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

10.          Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2009. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three months ended March 31, 2010 and 2009 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2010	2009
Service cost - benefit earned during the period	$217	$392
Interest cost on projected benefit obligation	2,055	2,010
Expected return on plan assets	(2,159)	(1,718)
Amortization of prior service cost	34	28
Amortization of actuarial loss	476	884
Net loss	623	1,596
Curtailment loss	—	182
Net periodic pension cost	$623	$1,778

	Postretirement Healthcare
	For the Three Months Ended March 31,
	2010	2009
Service cost - benefit earned during the period	$58	$56
Interest cost on projected benefit obligation	65	55
Amortization of actuarial gain	(85)	(80)
Net periodic postretirement healthcare benefit cost	$38	$31

Effective March 1, 2009, the Company froze pension service benefits for employees not covered by collective bargaining agreements.  As a result, the Company incurred a curtailment loss of $0.2 million in the first quarter of 2009.  The Company also reduced the Pension Benefit Obligation (“PBO”) by $11.8 million as a result of this action.  The PBO reduction led to an $11.8 million reduction in the “Accrued pension benefits liability” and a corresponding increase in accumulated other comprehensive income, net of tax.

The Company did not make cash contributions to its pension plans during the first quarters of 2010 and 2009.  The Company plans to contribute $7.4 million to the non-union pension plan and $1.3 million to the union pension plan in 2010.

On April 15, 2010, the Company notified the participants in the Retiree Medical Plan that, effective December 31, 2010, the Company would be terminating the Retiree Medical Plan.  The termination of the Retiree Medical Plan will eliminate any future obligation of the Company to provide cost sharing benefits to current or future retirees.  The Company anticipates that the curtailment of the Retiree Medical Plan will result in a future gain ranging from approximately $3.5 million to $4.0 million.  This gain will be amortized equally over the remaining quarters of 2010.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $0.8 million for the Company match of employee contributions to the Plan for the first quarter ended March 31, 2010.  During the same period last year, the Company recorded $1.3 million for the same match.  Effective May 1, 2009 through December 31, 2009, the Company temporarily suspended the matching of employee contributions to the Plan for all exempt associates, which was reinstated beginning January 1, 2010 at a reduced matching percentage.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Other Long-Term Assets, net:
Investment in deferred compensation	$4,047	$3,939
Long-term accounts receivable	4,367	5,146
Capitalized financing costs	1,925	2,069
Long-term prepaid expenses	1,154	1,154
Other	53	63
Total other long-term assets, net	$11,546	$12,371

Other Long-Term Liabilities:
Accrued pension obligation	$33,707	$33,707
Deferred rent	18,125	18,067
Postretirement benefits liability	4,157	4,132
Deferred compensation	4,054	3,939
Restructuring and exit costs reserves	762	887
Long-term swap liability	28,183	26,070
Long-term income tax liability	5,571	5,380
Other	4,983	1,520
Total other long-term liabilities	$99,542	$93,702

12. Accounting for Uncertainty in Income Taxes

For each of the periods ended March 31, 2010 and December 31, 2009, the Company had $5.0 million in gross unrecognized tax benefits.  The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the quarter ended March 31, 2010, was not material. The Condensed Consolidated Balance Sheets for each of the periods ended March 31, 2010 and December 31, 2009, include $1.1 million accrued for the potential payment of interest and penalties.

As of March 31, 2010, the Company’s U.S. Federal income tax returns for 2006 and subsequent years remained subject to examination by tax authorities. In addition, the Company’s state income tax returns for 2001 and subsequent years remain subject to examination by state and local income tax authorities.

Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.6 million.  These unrecognized tax benefits are currently accrued for in the Condensed Consolidated Balance Sheets.

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

Approximately 98% ($435 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at March 31, 2010.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of March 31, 2010 were as follows (in thousands):

As of March 31, 2010	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(11,435)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(12,445)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(4,303)

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements.  If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of March 31, 2010, the Company would have been required to pay the aggregate fair value net liability of $28.2 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings.  The following table depicts the effect of these derivative instruments on the statement of income for the three-month period ended March 31, 2010.

				Amount of Gain (Loss)
				Reclassified
				from Accumulated OCI
			Location of Gain (Loss)	into Income
	Amount of Gain (Loss) Recognized in		Reclassified from	(Effective Portion)
	OCI on Derivative		Accumulated OCI into	For the Three
	(Effective Portion)		Income (Effective	Months Ended
	At December 31, 2009	At March 31, 2010	Portion)	March 31, 2010
November 2007 Swap Transaction	$(6,614)	$(7,085)	Interest expense, net; income tax expense	$(471)

December 2007 Swap Transaction	(7,230)	(7,711)	Interest expense, net; income tax expense	(481)

March 2008 Swap Transaction	(2,306)	(2,666)	Interest expense, net; income tax expense	(360)

14. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 13, “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010 (in thousands):

	Fair Value Measurements as of March 31, 2010
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$28,183	$—	$28,183	$—

The carrying amount of accounts receivable at March 31, 2010, including $429.5 million of receivables sold under the New Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis.  As of March 31, 2010, no assets or liabilities are measured at fair value on a nonrecurring basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Overview and Recent Results

The Company is a leading wholesale distributor of business products, with 2009 net sales of approximately $4.7 billion. The Company sells its products through a national distribution network of 64 distribution centers to approximately 25,000 resellers, who in turn sell directly to end consumers.

As reported in the Company’s press release dated April 29, 2010, month-to-date sales in April were up approximately 4%.  The Company has begun to successfully execute its growth strategies and has seen modestly improving economic conditions.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                  There have been signs of improvement in the economy, particularly in industrial markets.  However, the Company remains cautious since white collar employment is recovering slowly from the economic downturn.  Furthermore, small business confidence levels have not returned to previously-seen levels.  Regardless, the Company is focused to deliver sales growth from several key initiatives, such as Cost-to-Serve, e-business development, private brands penetration, and new channels growth.

•                  Sales in the first quarter of 2010 grew by 3% to $1.15 billion, compared with last year’s $1.12 billion.  Revenue for the quarter was positively affected by increases across all product categories except for a 9% decline in furniture.  However, the year-over-year rate of decline within the furniture category improved each of the previous three quarters.  ORS Nasco sales grew 8%, primarily in the industrial and oil-field pipeline customer channels, as market share improvement efforts implemented in 2009 have begun to produce sales in 2010.  Sales in the janitorial and breakroom category increased by 5% mainly due to strong growth in the Company’s OfficeJan offerings.  The technology supplies category saw a 3% increase driven by printer imaging and double-digit growth in hardware.  Office products also grew 3% with relatively flat cut-sheet paper sales.

•                  Gross margin as a percent of sales for the first quarter of 2010 was 14.5%, down 20 basis points versus 14.7% last year. Gross margin benefited from higher inventory purchase-related allowances earned from suppliers.  This improvement was more than offset by the negative effect of significantly lower product cost inflation.

•                  Operating expenses as a percent of sales for the first quarter of 2010 were 11.4 % compared to 12.1% for the same quarter of the prior year.  Operating expenses in the 2009 quarter were 11.8% of sales after excluding a $3.4 million severance charge related to a workforce reduction.  This decline in operating expenses reflected lower depreciation resulting from reduced capital expenditures over the past several years and lower bad debt expense as the need for additional reserves stabilized.  Employee-related costs increased due to the reinstatement of certain costs that were part of prior period cost reduction actions and higher distribution labor to serve higher sales and inventory levels.

•                  Net income was $18.2 million for the quarter versus $13.5 million in the prior-year quarter.  As noted above, first quarter 2009 net income was negatively impacted by a $3.4 million severance charge.  The tax rate rose to 38.4% in the first quarter 2010 from 37.1% in the prior-year quarter.  This was due to discrete tax items in both periods.  The Company still expects the full-year tax rate to be approximately 38%.

•                  Diluted earnings per share for the 2010 quarter were $0.73, up from $0.57 in the prior-year quarter.  Adjusted for the previously mentioned severance charge, diluted earnings per share rose 11% to $0.73 versus last year’s adjusted $0.66.

•                  Net cash provided by operating activities for the first three months of 2010 was $83.0 million versus $115.8 million in the same period last year. Excluding the impact of accounts receivable sold, net cash provided by operating activities for the prior-year quarter was $138.8 million. The decline in operating cash flows for the first three months of 2010 was driven by a $19.2 million increase in inventories during the first quarter of 2010 whereas inventories declined $108.3 million in the prior-year quarter.  Payables increased $42.9 million during the first quarter of 2010 versus a decline or use of cash of $22.2 million in the prior-year quarter.

•                  Outstanding debt totaled $441.8 million at March 31, 2010 versus $552.5 million at March 31, 2009.  The $110.7 million reduction in debt was the result of the Company’s strong operating cash flows and brought the Company’s debt-to-total capitalization to 37.7% at March 31, 2010 from 48.4% at March 31, 2009. The decline in debt led to a reduction in interest and other expense of $1.2 million from the prior-year quarter.  In addition, the Company’s cash and cash equivalents balances grew by $78.2 million over the past twelve months.

•                  During the first quarter 2010, the Company repurchased 198,074 shares for $11.7 million.  Through April 26, 2010, the Company has repurchased 417,411 shares for $24.8 million.

•                  The Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”) during the quarter for a purchase price of $15 million and an additional potential $3 million earn-out based upon the achievement of certain financial goals.  The purchase price consisted of $12 million in cash at closing plus $3 million to be paid to the former owners over the course of the next three years, the timing (but not the amount) of which is based upon achievement of certain financial goals.  Net of cash held by MBS Dev at closing, the initial cash outlay was $10.5 million.  MBS Dev is a software solutions provider to business products resellers and allows the Company to accelerate e-business development and enable customers and suppliers to leverage the internet.  As a result of the acquisition the Company recorded $13.9 million of goodwill, $3.7 million in intangible assets, and $4.1 million of liabilities to be paid upon achievement of certain financial metrics agreed to in the purchase agreement.  The $4.1 million liability represents the combined fair value of both earn-outs.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009.

Stock Repurchase Program

During the first three months of 2010, the Company repurchased 198,074 shares at an aggregate cost of $11.7 million. No shares were repurchased in the first three months of 2009. Through April 26, 2010, the Company repurchased 417,411 shares for $24.8 million.  As of that date, the Company had $76.1 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

During the first quarter of 2010, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended March 31,
	2010	2009

Net sales	100.0%	100.0%
Cost of goods sold	85.5	85.3
Gross margin	14.5	14.7

Operating expenses
Warehousing, marketing and administrative expenses	11.4	12.1

Operating income	3.1	2.6

Interest expense, net	0.5	0.7
Other expense, net	—	0.0

Income before income taxes	2.6	1.9

Income tax expense	1.0	0.7

Net income	1.6%	1.2%

Adjusted Operating Income, Net Income and Earnings Per Share

The following tables present Adjusted Operating Income, Net Income and Earnings Per Share for the three-month periods ended March 31, 2010 and 2009 (in millions, except per share data).  The tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of the first quarter 2009 severance charge. This measure is not in accordance with, or an alternative for, accounting principles generally accepted in the United States of America and may not be consistent with measures used by other companies.  It should be considered supplemental data.  Generally Accepted Accounting Principles (GAAP) require that the effect of this item be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding this item is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the Three Months Ended March 31,
	2010		2009
	Amount	% to Net Sales	Amount	% to Net Sales

Net sales	$1,154.3	100.00%	$1,121.3	100.0%

Gross profit	$166.9	14.5%	$164.3	14.7%

Operating expenses	$131.1	11.4%	$135.4	12.1%
Severance charge relate to workforce reduction	—	—	(3.4)	(0.3)%
Adjusted operating expenses	$131.1	11.4%	$132.0	11.8%

Operating income	$35.8	3.1%	$28.9	2.6%
Operating expense item noted above	—	—	3.4	0.3%
Adjusted operating income	$35.8	3.1%	$32.3	2.9%

Net income	$18.2		$13.5
Operating expense item noted above, net of tax	—		2.1
Adjusted net income	$18.2		$15.6

Net income per share — diluted	$0.73		$0.57
Per share operating expense item noted above	—		0.09
Adjusted net income per share — diluted	$0.73		$0.66

Weighted average number of common shares — diluted	24.8		23.8

Results of Operations—Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

Net Sales. Net sales for the first quarter of 2010 were $1.15 billion, up 3% compared with sales of $1.12 billion for the same three-month period of 2009.  The following table summarizes net sales by product category for the three-month periods ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Technology products	$403	$390
Traditional office products (including cut-sheet paper)	324	315
Janitorial and breakroom supplies	262	249
Office furniture	80	88
Industrial supplies	63	58
Freight revenue	20	20
Other	2	1
Total net sales	$1,154	$1,121

Sales in the technology products category increased in the first quarter of 2010 by approximately 3% versus the first quarter of 2009.  This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 35% of net sales for the first quarter of 2010.  This growth was driven by increases in printer imaging products and double-digit growth in hardware.

Sales of traditional office supplies grew in the first quarter of 2010 by approximately 3% versus the first quarter of 2009. Traditional office supplies represented approximately 28% of the Company’s consolidated net sales for the first quarter of 2010. Within this category, cut-sheet paper sales were relatively flat.

Sales in the janitorial and breakroom supplies product category increased 5% in the first quarter of 2010 compared to the first quarter of 2009.  This category accounted for approximately 23% of the Company’s first quarter of 2010 consolidated net sales. The Company saw strong double-digit growth in its OfficeJan offerings despite slowing growth contributions from products related to the H1N1 flu.

Office furniture sales in the first quarter of 2010 decreased by approximately 9% compared to the same three-month period of 2009. Office furniture accounted for 7% of the Company’s first quarter of 2010 consolidated net sales.  This quarterly decline represents a sequential improvement from the past three quarters which were down 23%, 30%, and 33% respectively. Stronger performance was seen later in the quarter.

Industrial sales in the first quarter of 2010 increased approximately 8% compared to the same prior-year period.  Sales of industrial supplies accounted for 5% of the Company’s net sales for the first quarter of 2010. Industrial sales grew most significantly in the industrial and oilfield-pipeline channels.  Market share improvement efforts implemented in 2009 have begun to produce sales in 2010.

The remaining 2% of the Company’s first quarter 2010 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first quarter of 2010 was $166.9 million, compared to $164.3 million in the first quarter of 2009.  The gross margin rate of 14.5% was 20 basis points lower than the prior-year quarter.  Low product cost inflation in the first quarter of 2010 compared to unusually high levels of price increase activity in the prior-year quarter depressed inventory-related margins by 130 basis points.  Competitive pricing pressures and a lower-margin product mix led to a 45 basis points decline.  Margins benefited from higher supplier allowances and purchase discounts which added about 115 basis points for the quarter.  The allowance improvement was driven by sales growth and related higher inventory purchases, especially compared with the prior-year quarter when inventories were aggressively reduced.  Other improvements were seen in reduced inventory obsolescence and shrinkage costs of 20 basis points and reduced occupancy margin costs of 15 basis points.  Rising fuel costs versus the prior-year quarter had a negative affect on gross margins but were offset by savings from War on Waste (“WOW”) initiatives.

Operating Expenses. Operating expenses for the first quarter of 2010 totaled $131.1 million, or 11.4% of net sales, compared with $135.4 million, or 12.1% of net sales in the first quarter of 2009. Included in the first quarter 2009 amount is a $3.4 million severance charge related to a workforce reduction.  Adjusting for this item, operating expenses for the first quarter 2009 were $132.0 million or 11.8% of sales.  The decline in operating expenses as a percentage of sales was due to lower depreciation expense of 15 basis points and lower bad debt expense of 25 basis points as the need for additional reserves stabilized.  Rising inventory levels contributed to approximately 15 basis points improvement in expense as certain expenses were capitalized into inventories.  Employee-related costs increased 20 basis points due to the reinstatement of certain costs that were part of prior period cost reduction actions and higher distribution labor to serve higher sales and inventory levels.

Interest and Other Expense, net.  Interest and other expense for the first quarter of 2010 was $6.2 million, down by $1.2 million for the same period in 2009 as a result of strong cash flow performance that has led to reduced funding needs.

Income Taxes.  Income tax expense was $11.3 million for the first quarter of 2010, compared with $8.0 million for the same period in 2009. The Company’s effective tax rate was 38.4% for the current-year quarter and 37.1% for the same period in 2009.  The higher rate in the first quarter 2010 resulted from discrete tax items in both periods.

Net Income. Net income for the first quarter of 2010 totaled $18.2 million, or $0.73 per diluted share, compared with net income of $13.5 million, or $0.57 per diluted share for the same three-month period in 2009.  Adjusted for the impact of the net $3.4 million severance charge in the first quarter of 2009, net income was $15.6 million and diluted earnings per share were $0.66.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in thousands):

	As of March 31, 2010	As of December 31, 2009
2007 Credit Agreement — Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement — Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	441,800	441,800
Stockholders’ equity	730,506	706,713
Total capitalization	$1,172,306	$1,148,513

Adjusted debt-to-total capitalization ratio	37.7%	38.5%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of March 31, 2010, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement — Revolving Credit Facility	$425.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	100.0
Industrial Development Bond	6.8
Maximum financing available		$866.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	100.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	17.9
Industrial Development Bond	6.8
Total financing utilized		459.7
Available financing, before restrictions		407.1
Restrictive covenant limitation		69.5
Available financing as of March 31, 2010		$337.6

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

Contractual Obligations

During the three-month period ended March 31, 2010, the Company entered into several operating leases committing the Company to an additional $17.6 million in contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Agreement and Other Debt

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the “2009 Receivables Securitization Program” or the “2009 Program”) that replaced the securitization program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the 2009 Program are USI, USSC, United Stationers Financial Services (“USFS”), and United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (“Bank of America”) and Enterprise Funding Company LLC (“Enterprise” and, together with Bank of America and Enterprise, the “Investors”).  The 2009 Program is governed by the following agreements:

•                  Transfer and Administration Agreement among USSC, USFS, USR and the Investors;

•                  Receivables Sale Agreement between USSC and USFS;

•                  Receivables Purchase Agreement between USFS and USR; and

•                  Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC.  Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary USS Receivables Company, Ltd. (“USSRC”), upon the termination of the Prior Program.  Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of Enterprise.  The maximum investment to USR at any one time outstanding under the 2009 Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated.  The maturity date of the 2009 Program is November 23, 2013, subject to the Investors’ renewing their commitments as liquidity providers supporting the 2009 Program, which expire on January 21, 2011.

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Bank of America or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of March 31, 2010 and December 31, 2009, $429.5 million and $445.3 million of receivables have been sold and no amounts have been advanced to USR.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $17.9 million as of both March 31, 2010 and December 31, 2009.

At March 31, 2010 funding levels (including amounts sold under the 2009 Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of March 31, 2010, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

Refer to Note 9, “Long-Term Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Off-Balance Sheet Arrangements — Prior Receivables Securitization Program

USSC maintained a third-party receivables securitization program (the “Prior Receivables Securitization Program” or the “Prior Program”). On March 2, 2009, in preparation for entering into a new securitization program, USI’s subsidiaries USFS and USSRC terminated the Prior Program. Under the Prior Program, USSC sold, on a revolving basis, its eligible trade accounts receivable (except for certain excluded accounts receivable, which initially include all accounts receivable of Lagasse, Inc. and foreign operations) to USSRC. USSRC, in turn, ultimately transferred the eligible trade accounts receivable to a trust. The trust then sold investment certificates, which represented an undivided interest in the pool of accounts receivable owned by the trust, to third-party investors. As of December 31, 2008, the Company sold $23 million of interests in trade accounts receivable.

Cash Flows

Cash flows for the Company for the three-month periods ended March 31, 2010 and 2009 are summarized below (in thousands):

	For the Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities	$82,947	$115,808
Net cash used in investing activities	(16,185)	(1,964)
Net cash provided by (used in) financing activities	6,778	(110,574)

Cash Flow From Operations

Net cash provided by operating activities for the three months ended March 31, 2010 totaled $83.0 million, compared with $115.8 million in the same three-month period of 2009.  After excluding the impacts of accounts receivable sold under the Prior Receivables Securitization Program (see table below), the Company’s adjusted operating cash flows were $138.8 million for the three months ended March 31, 2009.

Operating cash flows for the first three months of 2010 were lower than adjusted operating cash flows for the prior-year quarter mainly due to an increase in inventories which rose $19.2 million during the first quarter of 2010.  During the first quarter of 2009, inventories declined $108.3 million due to reduced purchasing during the economic downturn in late 2008 and early 2009.  Conversely, accounts payable balances increased from year-end 2009 by $42.9 million due to increased purchasing activity and the timing of purchases.  During the first quarter of 2009, payables declined by $22.2 million.

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the three months ended March 31, 2010 and March 31, 2009 are provided below as an additional liquidity measure (in thousands).  This measure is not in accordance with, or an alternative for, accounting principles generally accepted in the United States of America and may not be consistent with measures used by other companies.  It should be considered supplemental data.

	For the Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities:
Net cash provided by operating activities	$82,947	$115,808
Excluding the change in accounts receivable sold	—	23,000
Net cash provided by operating activities excluding the effects of receivables sold	$82,947	$138,808

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	$6,778	$(110,574)
Including the change in accounts receivable sold	—	(23,000)
Net cash provided by (used in) financing activities including the effects of receivables sold	$6,778	$(133,574)

Cash Flow From Investing Activities

Net cash used in investing activities for the first three months of 2010 was $16.2 million, compared to net cash used in investing activities of $2.0 million for the three months ended March 31, 2009. The increase primarily relates to the acquisition of MBS Dev for approximately $10.5 million, net of cash acquired.  Gross capital spending also increased in the first three months of 2010 to $5.7 million from $2.0 million in the same period in 2009.  For the full year 2010, the Company expects gross capital expenditures to be approximately $30 million.

Cash Flow From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 totaled $6.8 million, compared with a use of cash of $110.6 million in the prior-year period.  Strong operating cash flows in the first three months of 2009 led to repayment of debt of $110.6 million with no short-term investments included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009.  Debt remained constant at $441.8 million from year end 2009 to March 31, 2010 while short-term investments included in cash and cash equivalents on the Condensed Consolidated Balance Sheets rose to $81.4 million as a result of strong operating cash flows and lower working capital needs. First quarter 2010 cash provided by financing activities was positively impacted by $15.1 million in net proceeds from share-based compensation arrangements, mostly stock option exercises, partially offset by $11.7 million in share repurchases.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first three months of 2010 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of March 31, 2010, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of or incidental to its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 1A.           RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

As of March 31, 2010, the Company had $89.2 million remaining of Board authorizations to repurchase USI common stock.  During the three-month period ended March 31, 2010, the Company repurchased 198,074 shares of common stock at a cost of $11.7 million.  There were no share repurchases in the first three months of 2009.

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

Exhibit No.	Description
2.1*	Agreement for Purchase and Sale of Stock of MBS Dev, Inc., dated as of February 26, 2010, among the Stockholders of MBS Dev, Inc. and United Stationers Supply Co. (“USSC”)

3.1

Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the “2001 Form 10-K”))

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Form 10-Q filed on November 5, 2009)

10.1*	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan**

10.2*	United Stationers Inc. (“USI”) 2004 Long-Term Incentive Plan Management Cash Incentive Award Plan Summary for Section 16 Officers and Grade Level 3 and above**

10.3*	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, United Stationers Supply Co. (“USSC”) and Eric A. Blanchard**

10.4

Third Amendment to the Transfer and Administration Agreement, dated as of January 22, 2010, among USSC, United Stationers Financial Services LLC (USFS), United Stationers Receivables, LLC (“USR”), Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.45 to the 2009 Form 10-K)

10.5*	Fourth Amendment to the Transfer and Administration Agreement, dated as of March 30, 2010, among USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association

31.1*	Certification of Chief Executive Officer, dated as of May 5, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of May 5, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   -                            Filed herewith

** -                           Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: May 5, 2010	/s/ VICTORIA J. REICH
Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)