Form 10-Q
period 2010-06-30
UNITED STATIONERS INC
filed 2010-08-06
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

On July 30, 2010, the registrant had outstanding 23,371,100 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	As of June 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,393	$18,555
Accounts receivable and retained interest in receivables sold, less allowance for doubtful accounts of $32,187 in 2010 and $35,216 in 2009	642,607	641,317
Inventories	639,192	590,854
Other current assets	28,347	33,026
Total current assets	1,323,539	1,283,752

Property, plant and equipment, at cost	431,761	422,334
Less - accumulated depreciation and amortization	302,557	287,302
Net property, plant and equipment	129,204	135,032

Intangible assets, net	64,003	62,932
Goodwill	328,445	314,429
Other	16,097	12,371
Total assets	$1,861,288	$1,808,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443,857	$390,883
Accrued liabilities	164,921	171,366
Total current liabilities	608,778	562,249

Deferred income taxes	199	4,052
Long-term debt	453,400	441,800
Other long-term liabilities	88,319	93,702
Total liabilities	1,150,696	1,101,803

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 37,217,814 shares in 2010 and 2009	3,722	3,722
Additional paid-in capital	398,178	387,131
Treasury stock, at cost —13,850,940 and 13,237,495 shares at June 30, 2010 and December 31, 2009, respectively	(750,106)	(700,294)
Retained earnings	1,103,301	1,058,074
Accumulated other comprehensive loss	(44,503)	(41,920)
Total stockholders’ equity	710,592	706,713
Total liabilities and stockholders’ equity	$1,861,288	$1,808,516

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$1,220,759	$1,159,195	$2,375,068	$2,280,502
Cost of goods sold	1,041,520	995,782	2,028,963	1,952,753

Gross profit	179,239	163,413	346,105	327,749

Operating expenses:
Warehousing, marketing and administrative expenses	128,918	122,173	259,986	257,625

Operating income	50,321	41,240	86,119	70,124

Interest expense, net	6,436	6,949	12,665	14,129

Other expense, net	—	—	—	204

Income before income taxes	43,885	34,291	73,454	55,791

Income tax expense	16,883	13,133	28,227	21,112

Net income	$27,002	$21,158	$45,227	$34,679

Net income per share - basic:
Net income per share - basic	$1.12	$0.91	$1.88	$1.49
Average number of common shares outstanding - basic	24,021	23,324	24,068	23,320

Net income per share - diluted:
Net income per share - diluted	$1.10	$0.88	$1.83	$1.45
Average number of common shares outstanding - diluted	24,636	23,952	24,723	23,839

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Cash Flows From Operating Activities:
Net income	$45,227	$34,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,441	20,813
Share-based compensation	6,811	5,861
Loss on the disposition of property, plant and equipment	4	25
Amortization of capitalized financing costs	366	462
Excess tax benefits related to share-based compensation	(3,480)	(57)
Deferred income taxes	(2,827)	(7,429)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and retained interest in receivables sold, net	(815)	14,566
(Increase) decrease in inventory	(47,528)	161,671
Decrease in other assets	5,450	9,840
Increase in accounts payable	104,284	44,157
Decrease in checks in-transit	(51,872)	(11,113)
Decrease in accrued liabilities	(7,561)	(30,712)
(Decrease) increase in other liabilities	(11,792)	189
Net cash provided by operating activities	54,708	242,952

Cash Flows From Investing Activities:
Capital expenditures	(10,684)	(4,756)
Acquisitions and investments, net of cash acquired	(15,527)	—
Proceeds from the disposition of property, plant and equipment	38	95
Net cash used in investing activities	(26,173)	(4,661)

Cash Flows From Financing Activities:
Borrowings (repayments) under Revolving Credit Facility	11,600	(191,300)
Net proceeds from share-based compensation arrangements	25,941	315
Acquisition of treasury stock, at cost	(74,675)	—
Excess tax benefits related to share-based compensation	3,480	57
Payment of debt issuance costs	(39)	(51)
Net cash used in financing activities	(33,693)	(190,979)

Effect of exchange rate changes on cash and cash equivalents	(4)	4
Net change in cash and cash equivalents	(5,162)	47,316
Cash and cash equivalents, beginning of period	18,555	10,662
Cash and cash equivalents, end of period	$13,393	$57,978

Other Cash Flow Information:
Income tax payments, net	$31,411	$15,404
Interest paid	12,837	14,251
Loss on the sale of accounts receivable	—	652

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

Acquisition and Investments

During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”), a software solutions provider to business products resellers, which allows the Company to accelerate e-business development and enable customers and suppliers to leverage the internet.  The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals.  The $3 million in deferred payments are to be paid to the former owners over the course of the next four years, the timing of which is based upon the achievement of certain financial goals.  As a result of the acquisition, the Company recorded $14.0 million of goodwill, $3.7 million in intangible assets, and $4.1 million of liabilities, at fair value, to be paid for the deferred payments and the earn-out.  Net of cash held by MBS Dev at closing, the initial cash outlay was $10.5 million.

During the second quarter of 2010, the Company invested $5 million to acquire a minority interest in the capital stock of a managed print services and technology solution business.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $67.8 million and $78.2 million as of June 30, 2010 and December 31, 2009, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

In the second quarter of 2010, approximately 16% of the Company’s estimated annual supplier allowances and incentives were fixed, based on supplier participation in various Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 84% of the Company’s annual supplier allowances and incentives in the second quarter of 2010 were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $43.6 million and $59.5 million as of June 30, 2010 and December 31, 2009, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

The Company also recognizes leasehold improvements and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements.  The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of June 30, 2010, the Company is not a party to any capital leases.

Inventories

Inventory valued under the last-in, first-out (“LIFO”) accounting method constituted approximately 78% and 79% of total inventory as of June 30, 2010 and December 31, 2009, respectively. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $83.8 million and $80.9 million higher than reported as of June 30, 2010 and December 31, 2009, respectively. The change in the LIFO reserve since December 31, 2009, resulted in a $2.9 million increase in cost of goods sold.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.  The Company charges certain warehousing and administrative expenses to inventory each period with $26.2 million and $25.3 million remaining in inventory as of June 30, 2010 and December 31, 2009, respectively.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available cash and borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  As of June 30, 2010 and December 31, 2009, outstanding checks totaling $36.6 million and $88.4 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

All highly-liquid investments with original maturities of three months or less are considered to be short-term investments.  Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value.

	As of June 30, 2010	As of December 31, 2009
Cash	$13,393	$10,655
Short-term investments	—	7,900
Total cash and short-term investments	$13,393	$18,555

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009. The total costs are as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
Capitalized software development costs	$59,278	$56,183
Write-off of capitalized software development costs	—	(271)
Accumulated amortization	(43,280)	(40,375)
Net capitalized software development costs	$15,998	$15,537

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

All derivatives are recognized on the balance sheet date at their fair value.  All derivatives in a net receivable position are included in “Other assets”, and those in a net liability position are included in “Other long-term liabilities”.  The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments as they are hedging forecasted transactions related to variability of cash flow to be paid by the Company.

Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income, net of tax, until earnings are affected by forecasted transactions related to variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions with variable cash flows.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities.  At this time, this has not occurred as all cash flow hedges contain no ineffectiveness.  See Note 13, “Derivative Financial Instruments” and Note 14, “Fair Value Measurements”, for further detail.

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

New Accounting Pronouncements

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events”, intended to improve disclosure of significant events that occur after the interim and/or annual financial statement date as well as to specify a time period through which management has included analysis of such subsequent events.  ASC Topic 855 is effective for all interim and annual periods beginning on or after June 15, 2009. Accordingly, the Company adopted ASC Topic 855 during the second quarter of 2009. The Company has evaluated subsequent events through August 4, 2010.

In June 2009, the FASB issued ASC Topic 810 “Accounting for Transfers of Financial Assets”.  ASC Topic 810 is a revision to prior guidance and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures.  Also, in June 2009, the FASB issued ASC Topic 810 “Amendments to FASB Interpretation No. 46 (R)” for accounting for variable interest entities (VIEs). This new guidance on VIEs is a revision to prior guidance, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC Topic 810 was effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of ASC Topic 810 did not have an impact on the Company’s financial position and/or its results of operations.

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

3. Share-Based Compensation

Overview

As of June 30, 2010, the Company has two active equity compensation plans under which share-based awards are issued. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 12,104 shares of restricted stock and 103,624 restricted stock units (RSUs) under the LTIP during the first six months of 2010. The Company did not grant stock options, stock appreciation rights nor cash incentive awards under the LTIP during 2010.

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Pre-tax expense	$3,545	$2,977	$6,811	$5,861
Tax effect	(1,364)	(1,140)	(2,617)	(2,218)
After tax expense	2,181	1,837	4,194	3,643

Denominator:
Denominator for basic shares -
weighted average shares	24,021	23,324	24,068	23,320

Denominator for diluted shares -
Adjusted weighted average shares and the effect of dilutive securities	24,636	23,952	24,723	23,839

Net expense per share:
Net expense per share - basic	$0.09	$0.08	$0.17	$0.16
Net expense per share - diluted	$0.09	$0.08	$0.17	$0.15

The following tables summarize the intrinsic value of options outstanding, based on the stock prices of $54.47 and $34.88 as of June 30, 2010 and 2009, respectively, and exercisable and exercised for the applicable periods listed below (in thousands of dollars):

Intrinsic Value of Options

	Outstanding	Exercisable
As of June 30, 2010	$14,455	$14,438
As of June 30, 2009	2,155	2,155

Intrinsic Value of Options Exercised

	For the Three Months Ended	For the Six Months Ended
June 30, 2010	$4,786	$13,855
June 30, 2009	123	149

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below (in thousands of dollars):

Intrinsic Value of Restricted Shares Outstanding

As of June 30, 2010	$40,323
As of June 30, 2009	21,801

Intrinsic Value of Restricted Shares Vested

	For the Three Months Ended	For the Six Months Ended
June 30, 2010	$416	$3,855
June 30, 2009	3	129

As of June 30, 2010, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards granted and $18.2 million of total unrecognized compensation cost related to non-vested restricted stock awards and RSUs granted. These costs are expected to be recognized over a weighted-average period of 1.7 years.

Accounting guidance from the FASB on share-based payments requires that cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based compensation (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2010, excess tax benefits of $3.5 million, classified as financing cash inflows on the Consolidated Statement of Cash Flows, would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments. For the six months ended June 30, 2009 this amount was not significant.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option.  Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  There were no stock options granted during the first six months of 2010 or 2009.

The following table summarizes the transactions relating to stock options under the Company’s equity compensation plans for the six months ended June 30, 2010:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2009	2,384,224	$45.01
Granted	—	—
Exercised	(738,338)	40.53
Canceled	(1,903)	59.02
Options outstanding — June 30, 2010	1,643,983	$47.00	5.3	$14,455
Number of options exercisable	1,508,778	$45.87	5.2	$14,438

Restricted Stock and Restricted Stock Units (RSUs)

During the first six months of 2010, the Company granted 12,104 shares of restricted stock and 103,624 RSUs.  During the first six months of 2009, 182,781 shares of restricted stock and 206,474 RSUs were granted.  The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant.  The RSUs granted in 2009 vest on December 31, 2012 to the extent earned based on the cumulative economic profit performance against target economic profit goals.  The RSUs granted in 2010 vest in three annual installments on the appropriate calendar year ends, to the extent earned based on annual economic profit performance against target economic profit goals. A summary of the status of the Company’s restricted stock award and RSU grants and changes during the first six months of 2010 is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2009	704,810	$36.41
Granted	115,728	59.10
Vested	(68,041)	37.41
Canceled	(12,226)	40.12
Outstanding — June 30, 2010	740,271	$39.89	8.7	$40,323

4. Goodwill and Intangible Assets

Accounting guidance from the FASB on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year.  Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2009. The Company did not consider there to be any triggering event during the six-month period ended June 30, 2010 that would require an interim impairment assessment.  As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the three- and six-month periods ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, the Company’s Condensed Consolidated Balance Sheets reflect $328.4 million and $314.4 million of goodwill, and $64.0 million and $62.9 million in net intangible assets, respectively.

The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions.  The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first six months of 2010.  Amortization of intangible assets totaled $1.3 million and $2.6 million for the three and six months ended June 30, 2010.  Amortization of intangible assets totaled $1.3 million and $2.5 million for the three and six months ended June 30, 2009.  Accumulated amortization of intangible assets as of June 30, 2010 and December 31, 2009 totaled $19.0 million and $16.4 million, respectively.

5. 2009 Severance Charge

On January 27, 2009, the Company announced a plan to eliminate staff positions through an involuntary separation plan.  The severance charge included workforce reductions of 250 associates. The Company recorded a pre-tax charge of $3.4 million in the first quarter of 2009 for estimated severance pay and benefits, prorated bonuses, and outplacement costs.  This charge is included in “Warehousing, marketing and administrative expenses” on the Company’s Statements of Income. Cash outlays associated with the severance charge in the three and six months ended June 30, 2009 totaled $1.0 million and $2.1 million, respectively.  The Company had accrued liabilities for the severance charge of $1.3 million as of June 30, 2009 which were paid throughout the remainder of 2009.  As a result, the Company had no accrued reserves for this workforce reduction as of December 31, 2009.

6. Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Net income	$27,002	$21,158	$45,227	$34,679
Unrealized foreign currency translation adjustment	(764)	1,167	129	513
Unrealized (loss) gain - interest rate swaps, net of tax	(565)	5,000	(1,877)	5,566
Minimum pension liability adjustment, net of tax	—	—	—	7,439
Post-retirement medical plan termination, net of tax	(834)	—	(834)	—
Total comprehensive income	$24,839	$27,325	$42,645	$48,197

7. Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, non-vested restricted stock and restricted stock units are considered dilutive securities.  Stock options to purchase 0.4 million shares of common stock were outstanding for each of the three- and six- month periods ended June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  The amount of the antidilutive options for the three- and six-month periods ended June 30, 2009 were 2.3 million shares, each.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$27,002	$21,158	$45,227	$34,679

Denominator:
Denominator for basic earnings per share -
weighted average shares	24,021	23,324	24,068	23,320

Effect of dilutive securities:
Employee stock options and restricted units	615	628	655	519

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	24,636	23,952	24,723	23,839

Net income per share:
Net income per share - basic	$1.12	$0.91	$1.88	$1.49
Net income per share - diluted	$1.10	$0.88	$1.83	$1.45

Common Stock Repurchase

As of June 30, 2010, the Company had $26.2 million remaining of Board authorizations to repurchase USI common stock.  During the three-month period ended June 30, 2010, the Company repurchased 1,085,747 shares of common stock at a cost of $63.0 million.  During the six-month period ended June 30, 2010, the Company repurchased 1,283,821 shares of common stock at a cost of $74.7 million.  There were no share repurchases in the first three or six months of 2009.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.  Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first six months of 2010 and 2009, the Company reissued 699,398 and 186,761 shares, respectively, of treasury stock to fulfill its obligations under its equity compensation plans.

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

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Prior Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $0.2 million for the three months ended March 31, 2009. Proceeds from collections for the three month period ended March 31, 2009 totaled $0.6 billion under the Prior Program.  There were no losses or proceeds from the Prior Program during the three months ended June 30, 2009 as the program was terminated on March 2, 2009.  All costs and/or losses related to the Prior Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

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

Long-term debt consisted of the following amounts (in thousands):

	As of June 30, 2010	As of December 31, 2009
2007 Credit Agreement - Revolving Credit Facility	$111,600	$100,000
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$453,400	$441,800

As of June 30, 2010, 100% of the Company’s outstanding debt was priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the 2009 Receivables Securitization Program (the “2009 Program”). While the Company had primarily all of its outstanding debt based on LIBOR at June 30, 2010, the Company had hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  As of June 30, 2010, the overall weighted average effective borrowing rate of the Company’s debt was 4.9%.  At June 30, 2010 funding levels, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

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

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Bank of America or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of June 30, 2010 and December 31, 2009, $444.2 million and $445.3 million, respectively, of receivables have been sold and no amounts have been advanced to USR.

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

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt.  See Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements, for further details on these swap transactions and their accounting treatment.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of both June 30, 2010 and December 31, 2009, the Company had outstanding letters of credit under the 2007 Credit Agreement of $17.9 million.  Approximately, $7.0 million of these letters of credit were used to guarantee the industrial development bond. The industrial development bond had $6.8 million outstanding as of June 30, 2010 and carried market-based interest rates.

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

10. Retirement Plans

Pension and Postretirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a postretirement health care benefit plan covering substantially all retired employees and their dependents. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2009. A summary of net periodic benefit cost related to the Company’s pension and postretirement health care benefit plans for the three and six months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Service cost - benefit earned during the period	$217	$861	$434	$1,253
Interest cost on projected benefit obligation	2,055	2,036	4,110	4,046
Expected return on plan assets	(2,159)	(1,718)	(4,318)	(3,436)
Amortization of prior service cost	34	28	68	56
Amortization of actuarial loss	475	715	951	1,599
Net loss	622	1,922	1,245	3,518
Curtailment loss	—	—	—	182
Net periodic pension cost	$622	$1,922	$1,245	$3,700

	Postretirement Healthcare
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Service cost - benefit earned during the period	$58	$56	$116	$112
Interest cost on projected benefit obligation	65	55	130	110
Amortization of actuarial gain	(85)	(80)	(170)	(160)
Net periodic postretirement healthcare benefit cost	$38	$31	$76	$62

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

The Company made cash contributions of $8.7 million and $3.8 million to its pension plans during the first six months ended June 30, 2010 and 2009, respectively.  The Company does not expect to make any additional contributions to its pension plans during the remaining six months of 2010.

On April 15, 2010, the Company notified the participants of a negative plan amendment that would terminate the Retiree Medical Plan effective December 31, 2010.  The amendment of the Retiree Medical Plan will eliminate any future obligation of the Company to provide cost sharing benefits to current or future retirees.  In the second quarter of 2010, the Company recorded a pre-tax gain of $2.8 million for the reversal of actuarially based liabilities resulting from the amendment of the Retiree Medical Plan.  The Company anticipates that the amendment of the Retiree Medical Plan will result in a future gain of approximately $6.6 million.  This gain will be amortized equally over the remaining quarters of 2010.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $0.8 million and $1.6 million for the Company match of employee contributions to the Plan for the three and six months ended June 30, 2010.  During the same periods last year, the Company recorded $0.8 million and $2.0 million for the same match.  Effective May 1, 2009 through December 31, 2009, the Company temporarily suspended the matching of employee contributions to the Plan for all exempt associates, which was reinstated beginning January 1, 2010 at a reduced matching percentage.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
Other Long-Term Assets, net:
Investment in deferred compensation	$3,707	$3,939
Investment in minority interest	4,835	—
Long-term accounts receivable	4,613	5,146
Capitalized financing costs	1,741	2,069
Long-term prepaid expenses	1,154	1,154
Other	47	63
Total other long-term assets, net	$16,097	$12,371

Other Long-Term Liabilities:
Accrued pension benefits liability	$26,252	$33,707
Deferred rent	17,623	18,067
Accrued postretirement benefits liability	—	4,132
Deferred directors compensation	3,707	3,939
Restructuring and exit costs reserves	696	887
Interest rate swap liability	29,090	26,070
Long-term income tax liability	5,741	5,380
Other	5,210	1,520
Total other long-term liabilities	$88,319	$93,702

12. Accounting for Uncertainty in Income Taxes

For each of the periods ended June 30, 2010 and December 31, 2009, the Company had $5.1 and $5.0 million, respectively, in gross unrecognized tax benefits.  The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the quarter ended June 30, 2010, was not material. The Condensed Consolidated Balance Sheets for each of the periods ended June 30, 2010 and December 31, 2009, include $1.2 and $1.1 million, respectively, accrued for the potential payment of interest and penalties.

As of June 30, 2010, the Company’s U.S. Federal income tax returns for 2006 and subsequent years remained subject to examination by tax authorities. In addition, the Company’s state income tax returns for 2001 and subsequent years remain subject to examination by state and local income tax authorities.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt).

The Company has entered into these interest rate swap agreements, described above, that effectively convert a portion of its floating-rate debt to a fixed-rate basis. These swaps reduce the impact of interest rate changes on future interest expense.  By using such derivative financial instruments, the Company exposes itself to credit risk and market risk.  Credit risk is the risk that the counterparty to the interest rate swap agreements (as noted above) will fail to perform under the terms of the agreements.  The Company attempts to minimize the credit risk in these agreements by only entering into transactions with credit worthy counterparties like the two counterparties above.  The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

Approximately 96% ($435 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at June 30, 2010.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of June 30, 2010 were as follows (in thousands):

As of June 30, 2010	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(12,156)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(12,404)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(4,530)

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements.  If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of June 30, 2010, the Company would have been required to pay the aggregate fair value net liability of $29.1 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness as of June 30, 2010; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings.  The following table depicts the effect of these derivative instruments on the statement of income for the three- and six-month periods ended June 30, 2010.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2009	At June 30, 2010	Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
November 2007 Swap Transaction	$(6,614)	$(7,534)	Interest expense, net; income tax expense	$(449)	$(920)

December 2007 Swap Transaction	(7,230)	(7,686)	Interest expense, net; income tax expense	25	(456)

March 2008 Swap Transaction	(2,306)	(2,807)	Interest expense, net; income tax expense	(141)	(501)

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010 (in thousands):

	Fair Value Measurements as of June 30, 2010
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$29,090	$—	$29,090	$—

The carrying amount of accounts receivable at June 30, 2010, including $444.2 million of receivables sold under the New Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis.  As of June 30, 2010, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

As reported in the Company’s press release dated July 29, 2010, third quarter sales as of the date of the release were trending up about 4%.  Sales initiatives are expected to continue to drive growth to offset lower flu-related product sales and the effects of continued uncertain economic conditions.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                  Modestly improving economic conditions and successful execution of the Company’s growth strategies helped drive positive second quarter sales performance.  However, the Company remains cautious as white collar employment continues to be on a slow recovery path.

•                  Sales in the second quarter of 2010 increased by 5.3% to $1.22 billion, compared with last year’s $1.16 billion.  Sales within the technology and office product categories grew 8.6% and 5.6%, respectively, versus the prior-year quarter.  In addition, sales of industrial supplies showed significant growth in the quarter of 27.9% versus the prior-year quarter.  Lower sales of flu-related products contributed to a 2.1% reduction in sales of janitorial/breakroom supplies.   Furniture sales were down 2.1%, an improvement from the prior quarter’s decline.

•                  Gross margin in the second quarter of 2010 reached $179.2 million, compared with $163.4 million in the same period last year. Gross margin as a percent of sales for the second quarter of 2010 was 14.7%, compared with 14.1% in the prior-year quarter.  The increase was due to higher inventory purchase-related supplier allowances, which added about 50 bps.  In addition, higher product cost inflation increased the gross margin rate by 20 bps.  Margins were also benefited by War on Waste (WOW) projects that targeted freight and occupancy costs.  These items were partially offset by higher diesel fuel costs, competitive pricing pressures and a sales mix that is improving but that continues to be skewed towards lower-margin products.

•                  Operating expenses for the latest quarter were $128.9 million, or 10.6% of sales, including a non-cash $2.8 million reversal of actuarially based liabilities resulting from the termination of a post-retirement benefit plan.  Excluding this item, operating expenses were $131.7 million, or 10.8% of sales, compared with $122.2 million, or 10.5% of sales, in the same quarter last year.  Second quarter 2010 expenses included the restoration of compensation-related costs that were temporarily cut in 2009, adding approximately $7.0 million to expenses in the quarter.  Also contributing to the increase in operating expenses were expenses to support sales growth and spending on growth initiatives, including MBS Dev, furniture, public sector, and industrial footprint expansion.  These cost increases were somewhat offset by lower bad debt costs, lower depreciation and continued success with War on Waste (WOW) efforts.

•                  Net income for the quarter was $27.0 million and diluted earnings per share were $1.10, benefited by the favorable adjustment related to the termination of the post-retirement medical plan.  Excluding this item, net income was $25.3 million and diluted earnings per share were $1.03.  This compares favorably to prior year net income of $21.2 million and diluted earnings per share of $0.88.  The Company benefited from lower interest charges during the quarter as debt levels have declined from the prior year while the tax rate remained relatively flat compared to the prior year.

•                  Net cash provided by operating activities totaled $54.7 million for the six months ended June 30, 2010, versus $243.0 million a year ago.  Cash flow used in investing activities totaled $26.2 million in 2010, up from $4.7 million in the first half of 2009.  Included in 2010 investing activities is $15.5 million related to acquisitions and investments.  Capital spending through the six months ended June 30, 2010 was $10.7 million and is expected to be approximately $30 million for 2010.

•                  The Company had approximately $850 million of total committed debt capacity with $453.4 million outstanding as of June 30, 2010, which was down slightly from $471.8 million at June 30, 2009.   During that same period, debt-to-total capitalization declined to 39.0% from 43.2%.    Through the first half of 2010, the Company repurchased 1.3 million shares for $74.7 million and received $25.9 million of net proceeds from the exercise of stock options.

•                  During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, a software solutions provider to business products resellers, which allows the Company to accelerate e-business development and enable customers and suppliers to leverage the internet.  The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals.  The $3 million in deferred payments are to be paid to the former owners over the course of the next four years, the timing of which is based upon the achievement of certain financial goals.  As a result of the acquisition, the Company recorded $14.0 million of goodwill, $3.7 million in intangible assets, and $4.1 million of liabilities, at fair value, to be paid for the deferred payments and the earn-out.  Net of cash held by MBS Dev at closing, the initial cash outlay was $10.5 million. In addition, during the second quarter of 2010, the Company invested $5 million to acquire a minority interest in the capital stock of a managed print services and technology solution business.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009.

Stock Repurchase Program

Shares of USI common stock repurchased in the first half of 2010 totaled 1.3 million shares for $74.7 million which included 1.1 million shares for $63.0 million in the second quarter.  No shares were repurchased in the first six months of 2009. As of June 30, 2010, the Company had $26.2 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

During the second quarter of 2010, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table presents the Condensed Consolidated Statements of Income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.32	85.90	85.43	85.63
Gross margin	14.68	14.10	14.57	14.37

Operating expenses
Warehousing, marketing and administrative expenses	10.56	10.54	10.94	11.30

Operating income	4.12	3.56	3.63	3.07

Interest expense, net	0.53	0.60	0.54	0.62
Other expense, net	—	—	—	0.01

Income before income taxes	3.59	2.96	3.09	2.44

Income tax expense	1.38	1.13	1.19	0.92

Net income	2.21%	1.83%	1.90%	1.52%

Adjusted Operating Income, Net Income and Earnings Per Share

The following tables present Adjusted Operating Income, Net Income and Earnings Per Share for the three- and six-month periods ended June 30, 2010 and 2009 (in millions, except per share data).  The tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of the termination of the post-retirement medical plan in the second quarter of 2010 and the effects of the first quarter 2009 severance charge. Generally Accepted Accounting Principles (GAAP) requires that the effect of these items be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the Three Months Ended June 30,
	2010		2009
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$1,220.8	100.00%	$1,159.2	100.00%

Gross profit	$179.2	14.68%	$163.4	14.10%

Operating expenses	$128.9	10.56%	$122.2	10.54%
Post-retirement medical plan termination	2.8	0.23%	—	—%
Adjusted operating expenses	$131.7	10.79%	$122.2	10.54%

Operating income	$50.3	4.12%	$41.2	3.56%
Operating expense item noted above	(2.8)	(0.23)%	—	—%
Adjusted operating income	$47.5	3.89%	$41.2	3.56%

Net income	$27.0		$21.2
Operating expense item noted above	(1.7)		—
Adjusted net income	$25.3		$21.2

Net income per share - diluted	$1.10		$0.88
Per share operating expense item noted above	(0.07)		—
Adjusted net income per share - diluted	$1.03		$0.88

Weighted average number of common shares - diluted	24.6		24.0

	For the Six Months Ended June 30,
	2010		2009
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$2,375.1	100.00%	$2,280.5	100.00%

Gross profit	$346.1	14.57%	$327.7	14.37%

Operating expenses	$260.0	10.94%	$257.6	11.30%
Post-retirement medical plan termination	2.8	0.12%
Severance charge	—	—	(3.4)	(0.15)%
Adjusted operating expenses	$262.8	11.06%	$254.2	11.15%

Operating income	$86.1	3.63%	$70.1	3.07%
Operating expense item noted above	(2.8)	(0.12)%	3.4	0.15%
Adjusted operating income	$83.3	3.51%	$73.5	3.22%

Net income	$45.2		$34.7
Operating expense item noted above	(1.7)		2.1
Adjusted net income	$43.5		$36.8

Net income per share - diluted	$1.83		$1.45
Per share operating expense item noted above	(0.07)		0.09
Adjusted net income per share - diluted	$1.76		$1.54

Weighted average number of common shares - diluted	24.7		23.8

Results of Operations—Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

Net Sales. Net sales for the second quarter of 2010 were $1.22 billion, an increase of 5.3% compared with sales of $1.16 billion for the prior-year quarter.  The following table summarizes net sales by product category for the three-month periods ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,
	2010	2009 (1)
Technology products	$439.0	$404.3
Office products (including cut-sheet paper)	325.6	308.2
Janitorial and breakroom supplies	275.1	281.0
Office furniture	83.5	85.3
Industrial supplies	73.8	57.7
Freight revenue	20.6	19.6
Other	3.2	3.1
Total net sales	$1,220.8	$1,159.2

(1)   Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category increased in the second quarter of 2010 by approximately 8.6% versus the second quarter of 2009.  This category, which continued to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 36.0% of net sales for the second quarter of 2010.  Higher printer imaging purchases and solid growth in hardware drove this improvement.  Private label brands contributed to sales growth in technology while the Company’s Azerty business has also benefited from improved channel focusing and marketing programs.

Sales of office products, including cut-sheet paper, increased in the second quarter of 2010 by approximately 5.6% versus the second quarter of 2009. Office products represented approximately 26.7% of the Company’s consolidated net sales for the second quarter of 2010. During the quarter, the Company’s product mix in this category showed positive trends, as discretionary products displayed some growth, including office machines, boards, and general office products.  The Company’s private label brand also showed strong growth in this category.

Sales in the janitorial and breakroom supplies product category decreased 2.1% in the second quarter of 2010 compared to the second quarter of 2009.  This category accounted for approximately 22.5% of the Company’s second quarter of 2010 consolidated net sales. During the second quarter of 2010, sales were negatively affected by significantly lower H1N1 flu-related product sales, particularly impacting large national accounts.  In addition, certain national accounts shifted some volume direct to the manufacturer, contributing to lower sales in the quarter.  These reduced sales were partially offset by growth initiatives and share gains in the Company’s foodservice category and private brands.

Office furniture sales in the second quarter of 2010 decreased by approximately 2.1% compared to the same three-month period of 2009. Office furniture accounted for 6.8% of the Company’s second quarter of 2010 consolidated net sales. Since furniture products are often discretionary, this category continued to be negatively affected by the recession and the negative white collar employment trends.  However, furniture sales showed sequential quarterly improvements despite these uncertain economic conditions.  Also, the Company’s Alera brand furniture continued to experience double-digit growth.

Industrial sales in the second quarter of 2010 increased 27.9% compared to the same prior year period.  Sales of industrial supplies accounted for 6.0% of the Company’s net sales for the second quarter of 2010. This increase is attributable to improved overall economic conditions, particularly in the manufacturing segment, as well as strategic initiatives.

The remaining 2.0% of the Company’s second quarter 2010 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the second quarter of 2010 was $179.2 million, compared to $163.4 million in the second quarter of 2009, while the Company’s gross margin rate of 14.7% was up from the prior year quarter’s 14.1%. The increase was due to higher inventory purchase-related supplier allowances, which added about 50 bps.  In addition, higher product cost inflation increased the gross margin rate by 20 basis points (“bps”).  Margins were also benefited by War on Waste (WOW) projects that targeted freight and occupancy costs.  These items were partially offset by higher diesel fuel costs, competitive pricing pressures and a lower-margin product mix.

Operating Expenses.  Operating expenses for the latest quarter were $128.9 million, or 10.6% of sales, including a $2.8 million favorable adjustment related to the termination of the post-retirement medical plan.  Excluding this item, operating expenses were $131.7 million, or 10.8% of sales, compared with $122.2 million, or 10.5% of sales, in the same quarter last year. Second quarter 2010 expenses included the restoration of compensation-related costs that were temporarily cut in 2009, adding approximately $7.0 million to expenses in the quarter. Overall, employee related costs increased 40 bps versus the prior-year quarter. Also contributing to the increase in operating expenses were expenses to support sales growth and spending on growth initiatives, including MBS Dev, furniture, public sector, and industrial footprint expansion. These cost increases were somewhat offset by lower bad debt costs (10 bps), lower depreciation (10 bps) and continued success with War on Waste (WOW) efforts.

Interest and Other Expense, net.  Interest and other expense for the second quarter of 2010 was $6.4 million, down from $6.9 million for the same period in 2009. The $0.5 million decrease was attributable to lower borrowings under the Company’s revolving credit facility.

Income Taxes. Income tax expense was $16.9 million for the second quarter of 2010, compared with $13.1 million for the same period in 2009. The Company’s effective tax rate was 38.5% for the second quarter of 2010 and 38.3% for the second quarter of 2009.

Net Income. Net income for the second quarter of 2010 totaled $27.0 million, or $1.10 per diluted share, compared with net income of $21.2 million, or $0.88 per diluted share for the same three-month period in 2009.  Adjusted for the plan termination referenced above, second quarter 2010 net income was $25.3 million and diluted earnings per share were $1.03.

Results of Operations—Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

Net Sales. Net sales for the first six months of 2010 were $2.38 billion, up 4.1% per selling day compared with sales of $2.28 billion for the same six-month period of 2009.  The following table summarizes net sales by product category for the six-month periods ended June 30, 2010 and 2009 (in millions):

	Six Months Ended June 30,
	2010	2009 (1)
Technology products	$840.6	$792.2
Office products (including cut-sheet paper)	650.1	624.1
Janitorial and breakroom supplies	537.4	530.7
Office furniture	163.5	174.2
Industrial supplies	136.2	115.2
Freight revenue	41.7	39.5
Other	5.6	4.6
Total net sales	$2,375.1	$2,280.5

(1)   Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category increased in the first half of 2010 by 6.1% per selling day versus the first half of 2009.  This category, which continued to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 35.4% of net sales for the first half of 2010.  Higher printer imaging purchases and solid growth in hardware drove this improvement.

Sales of office products, including cut-sheet paper, increased in the first half of 2010 by 4.2% per selling day versus the first half of 2010. Office products represented approximately 27.4% of the Company’s consolidated net sales for the first half of 2010.

Sales in the janitorial and breakroom supplies product category increased 1.3% per selling day in the first half of 2010 compared to the first half of 2009.  This category accounted for approximately 22.6% of the Company’s first half of 2010 consolidated net sales. Slowing sales due to lower H1N1 flu-related product sales and the shift of some volume direct to the manufacturer were more than offset by growth initiatives.

Office furniture sales in the first half of 2010 decreased by approximately 6.1% per selling day compared to the same six-month period of 2009. Office furniture accounted for 6.9% of the Company’s first half of 2010 consolidated net sales. Since furniture products are often discretionary, this category continued to be negatively affected by the recession and the negative white collar employment outlook.  However, furniture sales showed sequential quarterly improvements despite these uncertain economic conditions.  Furthermore, the Company’s private branded furniture continued to experience double-digit growth.

Industrial supplies sales in the first half of 2010 increased 18.2% per selling day compared to the same prior year period. Sales of industrial supplies accounted for 5.7% of the Company’s net sales for the first half of 2010. This increase was attributable to improving economic factors, particularly in the manufacturing segment, as well as strategic initiatives.  Industrial supplies growth was also aided by category diversification opportunities and the growing understanding of the value of wholesale to customers in this area.

The remaining 2.0% of the Company’s first half 2010 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first half of 2010 was $346.1 million, compared to $327.7 million in the first half of 2009, while the Company’s gross margin rate of 14.6% was 20 bps higher than the prior year. The increase was due to higher inventory purchase-related supplier allowances of 80 bps as well as improved leverage of occupancy costs and WOW savings in this area totaling 20 bps.  These favorable items were partially offset by lower product cost inflation of 50 bps and competitive pricing pressures and a lower-margin product mix of 30 bps.

Operating Expenses. Operating expenses were $260.0 million or 10.9% of sales, including a $2.8 million favorable effect of terminating the Company’s post-retirement medical plan, compared with $257.6 million, or 11.3% of sales, last year, which included a severance charge of $3.4 million.  Excluding these items, operating expenses were $262.8 million, or 11.1% of sales, compared with the prior year of $254.2 million or 11.2% of sales.  The operating expense ratio declined slightly due to lower bad debt costs of 20 bps, lower depreciation expense of 15 bps and War on Waste savings partially offset by the reinstatement of several employee-related benefits and spending on growth initiatives which added 30 bps to employee-related costs.

Interest and Other Expense, net.  Interest and other expense for the first half of 2010 was $12.7 million, down from $14.3 million for the same period in 2009. The $1.7 million decrease is attributable to strong cash flow performance that has led to reduced funding needs.

Income Taxes. Income tax expense was $28.2 million for the first half of 2010, compared with $21.1 million for the same period in 2009. The Company’s effective tax rate was 38.4% for the first half of 2010 and 37.8% for the first half of 2009.

Net Income. Net income for the first half of 2010 totaled $45.2 million, or $1.83 per diluted share, compared with net income of $34.7 million, or $1.45 per diluted share for the same six-month period in 2009.  Adjusted for the plan termination referenced above, first half of 2010 net income was $43.5 million and diluted earnings per share were $1.76.  Excluding the severance charge for 2009, net income in the prior year period was $36.8 million and diluted earnings per share were $1.54.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in thousands):

		As of
	As of June 30, 2010	December 31, 2009
2007 Credit Agreement - Revolving Credit Facility	$111,600	$100,000
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt under GAAP	453,400	441,800
Stockholders’ equity	710,592	706,713
Total capitalization	$1,163,992	$1,148,513

Debt-to-total capitalization ratio	39.0%	38.5%

Total debt outstanding at June 30, 2010 increased by $11.6 million to $453.4 million from the balance at December 31, 2009. This resulted from an increase in borrowings under the Revolving Credit Facility of the 2007 Credit Agreement.

At June 30, 2010, the Company’s debt-to-total capitalization ratio was 39.0%, compared to 38.5% at December 31, 2009.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of June 30, 2010, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement – Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	100.0
Industrial Development Bond	6.8
Maximum financing available		$866.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	111.6
2007 Credit Agreement – Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	17.9
Industrial Development Bond	6.8
Total financing utilized		471.3
Available financing, before restrictions		395.5
Restrictive covenant limitation		38.9
Available financing as of June 30, 2010		$356.6

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

Contractual Obligations

During the six- month period ending June 30, 2010, the Company entered into several operating leases committing the Company to an additional $37.2 million in contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Bank of America or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of June 30, 2010 and December 31, 2009, $444.2 million and $445.3 million of receivables have been sold and no amounts have been advanced to USR.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $17.9 million as of both June 30, 2010 and December 31, 2009.

At June 30, 2010 funding levels (including amounts sold under the 2009 Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of June 30, 2010, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

Refer to Note 9, “Long-Term Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the six-month periods ended June 30, 2010 and 2009 are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009

Net cash provided by operating activities	$54,708	$242,952
Net cash used in investing activities	(26,173)	(4,661)
Net cash used in financing activities	(33,693)	(190,979)

Cash Flow From Operations

Net cash provided by operating activities totaled $54.7 million for the six months ended June 30, 2010, versus $243.0 million a year ago.  Last year’s cash flow was positively affected by a significant reduction in inventory (source of cash - $161.7 million), compared with the current year’s re-investment to support sales growth (use of cash - $47.5 million).  Partially offsetting this unfavorable cash change versus the prior year is a larger increase in accounts payable in 2010 (source of cash - $52.4 million) versus 2009 ($33.0 million).

Cash Flow From Investing Activities

Cash flow used in investing activities totaled $26.2 million in 2010, up from $4.7 million in the first half of 2009.  Included in 2010 investing activities is $15.5 million related to acquisitions and investments.  Capital spending through the six months ended June 30, 2010 was $10.7 million and is expected to be approximately $30 million for 2010.

Cash Flow From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 totaled $33.7 million, compared with $191.0 million in the prior year period.  Strong operating cash flows in the first half of 2009 led to repayment of debt of $191.3 million while $11.6 million was borrowed in the first half of 2010.  An additional $25.9 million was received related to net proceeds from share-based compensation arrangements, including option exercises.  These 2010 financing cash inflows were more than offset by $74.7 million of share repurchases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first six months of 2010 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of June 30, 2010, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

As of June 30, 2010, the Company had $26.2 million remaining of Board authorizations to repurchase USI common stock.  During the three-month period ended June 30, 2010, the Company repurchased 1,085,747 shares of common stock at a cost of $63.0 million.  During the six-month period ended June 30, 2010, the Company repurchased 1,283,821 shares of common stock at a cost of $74.7 million.  There were no share repurchases in the first three or six months of 2009.

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

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Form 10-Q filed on November 5, 2009)

4.1*†	Master Note Purchase Agreement, dated as of October 15, 2007, among the Company, United Stationers Supply Co. (“USSC”), and the note purchasers identified therein

10.1*

Pledge and Security Agreement, dated as of October 15, 2007, among the Company, USSC., Lagasse, Inc., United Stationers Technology Services LLC and United Stationers Financial Services LLC (“USFS”) and JPMorgan Chase Bank, N.A. as collateral agent

10.2*†

Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, the Company, as a credit party, JPMorgan Chase Bank, National Association in its capacity as agent, and the financial institutions listed on the signature pages thereof (the “Revolving Credit Agreement”)

10.3*	Amendment No. 1, dated December 21, 2007, to the Revolving Credit Agreement

10.4*†

Transfer and Administration Agreement, dated as of March 3, 2009, by and among United Stationers Receivables, LLC, (“USR”), USSC, as Originator, USFS, as Seller and Servicer, Enterprise Funding Company LLC, as a Conduit Investor, Market Street Funding LLC, as a Conduit Investor, Bank of America, National Association, as Agent, as a Class Agent and as an Alternate Investor, PNC Bank, National Association, as a Class Agent and as an Alternate Investor, and the other alternate investors from time to time parties thereto

10.5*	Receivables Purchase Agreement, dated as of March 3, 2009, by and between USFS, as Seller, and USR, as Purchaser

10.6*

Indemnification Agreement entered into between United Stationers Inc. and Richard W. Gochanuer dated July 22, 2002 (Attachment A to the Executive Employment Agreement filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.7*

Indemnification Agreement entered into between United Stationers Inc. and Stephen A. Schultz dated June 1, 2002 (Attachment A to the Executive Employment Agreement filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.8*

Indemnification Agreement entered into between United Stationers Inc. and P. Cody Phipps dated July 28, 2004 (Attachment A to the Executive Employment Agreement filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.9*

Indemnification Agreement entered into between United Stationers Inc. and Patrick T. Collins dated October 19, 2004 (Attachment A to the Executive Employment Agreement filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.10*

Indemnification Agreement entered into between United Stationers Inc. and Victoria J. Reich dated June 11, 2007 (Attachment A to the Executive Employment Agreement filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.11*

Indemnification Agreement entered into between United Stationers Inc. and Eric A. Blanchard dated December 8, 2008 (Attachment A to the Executive Employment Agreement filed as Exhibit 10.3 to the Form 10-Q filed on May 6, 2010)**

31.1*	Certification of Chief Executive Officer, dated as of August 5, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of August 5, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.

*	-	Filed herewith

**	-	Represents a management contract or compensatory plan or arrangement.

†	-	Confidential treatment has been requested for a portion of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: August 5, 2010	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)