Form 10-Q
period 2010-09-30
UNITED STATIONERS INC
filed 2010-11-04
CIK 355999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

On October 22, 2010, the registrant had outstanding 23,148,639 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	As of September 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$38,552	$18,555
Accounts receivable and retained interest in receivables sold, less allowance for doubtful accounts of $31,261 in 2010 and $35,216 in 2009	655,075	641,317
Inventories	617,439	590,854
Other current assets	31,479	33,026
Total current assets	1,342,545	1,283,752

Property, plant and equipment, at cost	433,502	422,334
Less - accumulated depreciation and amortization	304,071	287,302
Net property, plant and equipment	129,431	135,032

Intangible assets, net	62,722	62,932
Goodwill	328,445	314,429
Other	17,842	12,371
Total assets	$1,880,985	$1,808,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$424,883	$390,883
Accrued liabilities	186,328	171,366
Total current liabilities	611,211	562,249

Deferred income taxes	6,115	4,052
Long-term debt	441,800	441,800
Other long-term liabilities	88,756	93,702
Total liabilities	1,147,882	1,101,803

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued — 37,217,814 shares in 2010 and 2009	3,722	3,722
Additional paid-in capital	395,712	387,131
Treasury stock, at cost —14,052,527 and 13,237,495 shares at September 30, 2010 and December 31, 2009, respectively	(760,756)	(700,294)
Retained earnings	1,139,771	1,058,074
Accumulated other comprehensive loss	(45,346)	(41,920)
Total stockholders’ equity	733,103	706,713
Total liabilities and stockholders’ equity	$1,880,985	$1,808,516

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$1,270,701	$1,246,743	$3,645,769	$3,527,245
Cost of goods sold	1,075,840	1,061,847	3,104,803	3,014,600

Gross profit	194,861	184,896	540,966	512,645

Operating expenses:
Warehousing, marketing and administrative expenses	129,323	126,282	389,309	383,907

Operating income	65,538	58,614	151,657	128,738

Interest expense, net	6,637	6,645	19,302	20,774

Other expense, net	—	—	—	204

Income before income taxes	58,901	51,969	132,355	107,760

Income tax expense	22,431	18,501	50,658	39,613

Net income	$36,470	$33,468	$81,697	$68,147

Net income per share - basic:
Net income per share - basic	$1.56	$1.43	$3.43	$2.92
Weighted-average number of common shares outstanding - basic	23,350	23,372	23,826	23,338

Net income per share - diluted:
Net income per share - diluted	$1.53	$1.38	$3.36	$2.85
Weighted-average number of common shares outstanding - diluted	23,774	24,218	24,331	23,935

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash Flows From Operating Activities:
Net income	$81,697	$68,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,647	30,994
Share-based compensation	10,455	9,716
Loss on the disposition of property, plant and equipment	49	17
Amortization of capitalized financing costs	551	707
Excess tax benefits related to share-based compensation	(3,606)	(208)
Deferred income taxes	5,813	(14,316)
Changes in operating assets and liabilities:
Increase in accounts receivable and retained interest in receivables sold, net	(13,141)	(35,690)
(Increase) decrease in inventory	(25,594)	146,590
(Increase) decrease in other assets	(2,036)	5,461
Increase in accounts payable	86,522	94,936
Decrease in checks in-transit	(53,007)	(4,184)
Increase (decrease) in accrued liabilities	10,868	(9,296)
(Decrease) increase in other liabilities	(11,861)	1,588
Net cash provided by operating activities	114,357	294,462

Cash Flows From Investing Activities:
Capital expenditures	(17,967)	(8,875)
Acquisitions and investments, net of cash acquired	(15,527)	—
Proceeds from the disposition of property, plant and equipment	58	95
Net cash used in investing activities	(33,436)	(8,780)

Cash Flows From Financing Activities:
Repayments under Revolving Credit Facility	—	(221,300)
Net proceeds from share-based compensation arrangements	24,899	865
Acquisition of treasury stock, at cost	(89,355)	—
Excess tax benefits related to share-based compensation	3,606	208
Payment of debt issuance costs	(99)	(897)
Net cash used in financing activities	(60,949)	(221,124)

Effect of exchange rate changes on cash and cash equivalents	25	(11)
Net change in cash and cash equivalents	19,997	64,547
Cash and cash equivalents, beginning of period	18,555	10,662
Cash and cash equivalents, end of period	$38,552	$75,209

Other Cash Flow Information:
Income tax payments, net	$46,180	$42,879
Interest paid	19,123	21,054
Loss on the sale of accounts receivable	—	423

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

Acquisition and Investments

During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”), a software solutions provider to business products resellers, which allows the Company to accelerate e-business development and enable customers and suppliers to utilize the internet.   The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals.  The $3 million in deferred payments are to be paid to the former owners over the course of the next four years, the timing of which is based upon the achievement of certain financial goals. As a result of the acquisition, the Company recorded $14.0 million of goodwill, $3.7 million in intangible assets, and $4.1 million of liabilities, at fair value, related to the deferred payments and the earn-out.  Net of cash held by MBS Dev at closing, the initial cash outlay was $10.5 million.

During the second quarter of 2010, the Company invested $5 million to acquire a minority interest in the capital stock of a managed print services and technology solution business.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. For all acquisitions, account balances and results of operations are included in the Condensed Consolidated Financial Statements since the date acquired.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $66.6 million and $78.2 million as of September 30, 2010 and December 31, 2009, respectively.  These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

For the nine months ended September 30, 2010, approximately 17% of the Company’s estimated annual supplier allowances and incentives were fixed, which are earned based on supplier participation in specific Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 83% of the Company’s annual supplier allowances and incentives for the nine months ended September 30, 2010 were variable, based on the volume and mix of the Company’s product purchases from suppliers.  These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s financial statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Customer rebates of $52.1 million and $59.5 million as of September 30, 2010 and December 31, 2009, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

The Company also recognizes leasehold improvements and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements.  The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of September 30, 2010, the Company is not a party to any capital leases.

Inventories

Inventory valued under the last-in, first-out (“LIFO”) accounting method constituted approximately 77% and 79% of total inventory as of September 30, 2010 and December 31, 2009, respectively. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $84.0 million and $80.9 million higher than reported as of September 30, 2010 and December 31, 2009, respectively. The change in the LIFO reserve since December 31, 2009, resulted in a $3.1 million increase in cost of goods sold.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.  The Company charges certain warehousing and administrative expenses to inventory each period with $27.6 million and $25.3 million remaining in inventory as of September 30, 2010 and December 31, 2009, respectively.

Cash and Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts.  Under the Company’s cash management system, the Company utilizes available cash and borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment.  As of September 30, 2010 and December 31, 2009, outstanding checks totaling $35.4 million and $88.4 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

All highly-liquid investments with original maturities of three months or less are considered to be short-term investments.  Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value.

	As of September 30, 2010	As of December 31, 2009
Cash	$12,052	$10,655
Short-term investments	26,500	7,900
Total cash and short-term investments	$38,552	$18,555

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

The Company capitalizes internal use software development costs, which are included as part of Property, Plant and Equipment, in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed seven years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009. The total costs are as follows (in thousands):

	As of September 30, 2010	As of December 31, 2009
Capitalized software development costs	$59,901	$56,183
Write-off of capitalized software development costs	—	(271)
Accumulated amortization	(43,294)	(40,375)
Net capitalized software development costs	$16,607	$15,537

Derivative Financial Instruments

The Company’s risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure.  The policies do not allow such derivative financial instruments to be used for speculative purposes.  At this time, the Company primarily uses interest rate swaps, which are subject to the management, direction and control of our financial officers.  These swaps effectively convert the majority of the Company’s floating rate debt to a fixed-rate basis. Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval.

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

New Accounting Pronouncements

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events”, intended to improve disclosure of significant events that occur after the interim and/or annual financial statement date as well as to specify a time period through which management has included analysis of such subsequent events.  ASC Topic 855 is effective for all interim and annual periods beginning on or after June 15, 2009. Accordingly, the Company adopted ASC Topic 855 during the second quarter of 2009. The Company has evaluated subsequent events through the filing date of the financial statements issued.

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

3. Share-Based Compensation

Overview

As of September 30, 2010, the Company has two active equity compensation plans under which share-based awards are issued. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. The Company granted 150,559 shares of restricted stock and 124,424 restricted stock units (RSUs) under the LTIP during the first nine months of 2010. The Company did not grant stock options, stock appreciation rights or cash incentive awards under the LTIP during 2010.

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Pre-tax expense	$3,644	$3,855	$10,455	$9,716
Tax effect	(1,388)	(1,372)	(4,005)	(3,590)
After tax expense	2,256	2,483	6,450	6,126

Denominator:
Denominator for basic shares -
weighted average shares	23,350	23,372	23,826	23,338

Denominator for diluted shares -
Adjusted weighted average shares and the effect of dilutive securities	23,774	24,218	24,449	23,935

Net expense per share:
Net expense per share - basic	$0.10	$0.11	$0.27	$0.26
Net expense per share - diluted	$0.09	$0.10	$0.26	$0.25

The following tables summarize the intrinsic value of options outstanding, based on the stock prices of $53.51 and $47.61 as of September 30, 2010 and 2009, respectively, and exercisable and exercised for the applicable periods listed below, respectively, (in thousands of dollars):

Intrinsic Value of Options

	Outstanding	Exercisable
As of September 30, 2010	$13,046	$13,032
As of September 30, 2009	12,018	12,016

Intrinsic Value of Options Exercised

	For the Three Months Ended	For the Nine Months Ended
September 30, 2010	$215	$14,114
September 30, 2009	397	546

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below (in thousands of dollars):

Intrinsic Value of Restricted Shares Outstanding

As of September 30, 2010	$41,944
As of September 30, 2009	33,787

Intrinsic Value of Restricted Shares Vested

	For the Three Months Ended	For the Nine Months Ended
September 30, 2010	$5,192	$9,047
September 30, 2009	3,264	3,393

As of September 30, 2010, the amount of total unrecognized compensation cost related to non-vested stock option awards granted was immaterial.  As of September 30, 2010, there was $22.4 million of total unrecognized compensation cost related to non-vested restricted stock awards and RSUs granted. These costs are expected to be recognized over a weighted-average period of 2.0 years.

Accounting guidance from the FASB on share-based payments requires that cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based compensation (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2010, excess tax benefits of $3.6 million, classified as financing cash inflows on the Consolidated Statement of Cash Flows, would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments. For the nine months ended September 30, 2009 this amount was $0.2 million.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option.  Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  There were no stock options granted during the first nine months of 2010 or 2009.

The following table summarizes the transactions relating to stock options under the Company’s equity compensation plans for the nine months ended September 30, 2010:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2009	2,384,224	$45.01
Granted	—	—
Exercised	(754,652)	40.53
Canceled	(2,405)	59.02
Options outstanding — September 30, 2010	1,627,167	$47.06	5.10	13,046
Number of options exercisable	1,624,175	$47.06	5.10	13,032

Restricted Stock and Restricted Stock Units (RSUs)

During the third quarter of 2010, 138,455 shares of restricted stock and 20,800 RSUs were granted.  During the first nine months of 2010, the Company granted 150,559 shares of restricted stock and 124,424 RSUs.  During the third quarter of 2009, 137,236 shares of restricted stock and 226,087 RSUs were granted.  During the first nine months of 2009, 320,017 shares of restricted stock and 226,087 RSUs were granted.  The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant.  The RSUs granted in 2010 vest in three annual installments on the appropriate calendar year ends, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. The RSUs granted in 2009 vest on December 31, 2012 to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. A summary of the status of the Company’s restricted stock award and RSU grants and changes during the first nine months of 2010 is as follows:

Restricted Stock and RSUs Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2009	704,810	$36.41
Granted	274,983	52.72
Vested	(183,712)	45.65
Canceled	(12,226)	36.24
Outstanding — September 30, 2010	783,855	$40.00	1.8	$41,944

4. Goodwill and Intangible Assets

Accounting guidance from the FASB on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year.  Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2009. The Company did not consider there to be any triggering event during the nine-month period ended September 30, 2010 that would require an interim impairment assessment.  As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the three- and nine-month periods ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, the Company’s Condensed Consolidated Balance Sheets reflect $328.4 million and $314.4 million of goodwill, and $62.7 million and $62.9 million in net intangible assets, respectively.

The net intangible assets consist primarily of customer lists and non-compete agreements purchased as part of past acquisitions.  The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first nine months of 2010.  Amortization of intangible assets totaled $1.3 million and $3.9 million for the three and nine months ended September 30, 2010, respectively.  Amortization of intangible assets totaled $1.2 million and $3.7 million for the three and nine months ended September 30, 2009.  Accumulated amortization of intangible assets as of September 30, 2010 and December 31, 2009 totaled $20.3 million and $16.4 million, respectively.

5. 2009 Severance Charge

On January 27, 2009, the Company announced a plan to eliminate staff positions through an involuntary separation plan.  The severance charge included workforce reductions of 250 associates. The Company recorded a pre-tax charge of $3.4 million in the first quarter of 2009 for estimated severance pay and benefits, prorated bonuses, and outplacement costs.  This charge is included in “Warehousing, marketing and administrative expenses” on the Company’s Statements of Income. Cash outlays associated with the severance charge in the three and nine months ended September 30, 2009 totaled $0.5 million and $2.6 million, respectively.  During the third quarter of 2009, the Company reversed $0.4 million of these severance charges. Therefore, the Company had accrued liabilities for the severance charge of $0.4 million as of September 30, 2009. The Company paid the remainder of these charges throughout the fourth quarter of 2009. As a result of this activity, the Company had no accrued liabilities for these charges as of December 31, 2009. In addition, during the third quarter of 2009 the Company incurred new severance charges and facility closure costs related to other activities totaling $0.4 million.  Cash outlays associated with these other severance charges and facility closure costs totaled $0.4 million during third quarter.

6. Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Net income	$36,470	$33,468	$81,697	$68,147
Unrealized foreign currency translation adjustment	472	(397)	601	116
Unrealized (loss) gain - interest rate swaps, net of tax	(315)	(2,048)	(2,192)	3,518
Minimum pension liability adjustment, net of tax	—	—	—	7,439
Post-retirement medical plan termination, net of tax	(1,001)	—	(1,835)	—
Total comprehensive income	$35,626	$31,023	$78,271	$79,220

7. Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, non-vested restricted stock and restricted stock units are considered dilutive securities.  Stock options to purchase 0.4 million shares of common stock were outstanding for each of the three- and nine- month periods ended September 30, 2010, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  The amount of the antidilutive options for the three- and nine-month periods ended September 30, 2009 were 1.5 million and 2.2 million shares, respectively.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$36,470	$33,468	$81,697	$68,147

Denominator:
Denominator for basic earnings per share -
weighted average shares	23,350	23,372	23,826	23,338

Effect of dilutive securities:
Employee stock options and restricted units	424	846	623	597

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	23,774	24,218	24,449	23,935

Net income per share:
Net income per share - basic	$1.56	$1.43	$3.43	$2.92
Net income per share - diluted	$1.53	$1.38	$3.34	$2.85

Common Stock Repurchase

As of September 30, 2010, the Company had $11.5 million remaining of Board authorizations to repurchase USI common stock.  During the three-month periods ended September 30, 2010, the Company repurchased 300,948 shares of common stock at a cost of $14.7 million.  During the nine-month period ended September 30, 2010, the Company repurchased 1,584,769 shares of common stock at a cost of $89.4 million.  There were no share repurchases in the first three or nine months of 2009.  Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.  Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first nine months of 2010 and 2009, the Company reissued 852,322 and 374,130 shares, respectively, of treasury stock to fulfill its obligations under its equity compensation plans.

On October 25, 2010, the Company announced that its Board of Directors authorized the purchase of an additional $100 million of the Company’s common stock.  This brings the total amount available under outstanding share repurchase authorizations to $109.3 million as of October 25, 2010.

8. Off-Balance Sheet Financing

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Prior Receivables Securitization Program” or the “Prior Program”). On November 10, 2006, the Company entered into an amendment to its revolving credit agreement which, among other things, increased the permitted size of the Prior Receivables Securitization Program to $350 million, a $75 million increase from the $275 million limit under the prior credit agreement.  During the first quarter of 2007, the Company increased its commitments for third party purchases of receivables, and the maximum funding available under the Prior Program became $250 million.  On March 2, 2009, in preparation for entering into a new securitization program (see Note 9, “Credit Agreement and Other Debt” for more information on the new program), USI’s subsidiaries United Stationers Financial Services (“USFS”) and USS Receivables Company, Ltd. (“USSRC”) terminated the Prior Program. The Prior Program typically had been the Company’s preferred source of floating rate financing, primarily because it generally carried a lower cost than other traditional borrowings.

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

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represent the interest and bank fees that are the financial cost of funding under the Prior Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $0.2 million for the three months ended March 31, 2009. Proceeds from collections for the three month period ended March 31, 2009 totaled $0.6 billion under the Prior Program.  As the program was terminated on March 2, 2009, there were no losses or proceeds from the Prior Program during the last three quarters in 2009.  All costs and/or losses related to the Prior Program are included in the Condensed Consolidated Statements of Income under the caption “Other Expense, net.”

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

9. Credit Agreement and Other Debt

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

Long-term debt consisted of the following amounts (in thousands):

	As of September 30, 2010	As of December 31, 2009
2007 Credit Agreement - Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Total	$441,800	$441,800

As of September 30, 2010, 100% of the Company’s outstanding debt was priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the 2009 Receivables Securitization Program. While the Company had primarily all of its outstanding debt based on LIBOR at September 30, 2010, the Company had hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements.  As of September 30, 2010, the overall weighted average effective borrowing rate of the Company’s debt was 5.0%.  At September 30, 2010 funding levels, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

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

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Bank of America or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of September 30, 2010 and December 31, 2009, $450.3 million and $445.3 million, respectively, of receivables have been sold and no amounts have been advanced to USR.

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

USSC has entered into several interest rate swap transactions to effectively convert the majority of its floating-rate debt to a fixed-rate basis.  See Note 2, “Summary of Significant Accounting Policies”; and Note 13, “Derivative Financial Instruments”, to the Consolidated Financial Statements, for further details on these swap transactions and their accounting treatment.

The 2007 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount of up to a sublimit of $90 million and provides a sublimit for swingline loans in an aggregate outstanding principal amount not to exceed $30 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swingline loans under the facility reduce the remaining availability under the 2007 Credit Agreement. As of both September 30, 2010 and December 31, 2009, the Company had outstanding letters of credit under the 2007 Credit Agreement of $17.9 million.  Approximately, $7.0 million of these letters of credit were used to guarantee the industrial development bond. The industrial development bond had $6.8 million outstanding as of September 30, 2010 and carried market-based interest rates.

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

10. Retirement Plans

Pension and Post-Retirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company has a post-retirement health care benefit plan (the “Retiree Medical Plan”) covering substantially all retired employees and their dependents, which will be terminated effective December 31, 2010. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2009. A summary of net periodic benefit cost related to the Company’s pension and Retiree Medical plans for the three and nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost - benefit earned during the period	$217	$158	$651	$1,411
Interest cost on projected benefit obligation	2,056	2,023	6,166	6,069
Expected return on plan assets	(2,158)	(1,718)	(6,476)	(5,154)
Amortization of prior service cost	33	28	101	84
Amortization of actuarial loss	475	799	1,426	2,398
Net loss	623	1,290	1,868	4,808
Curtailment loss	—	—	—	182
Net periodic pension cost	$623	$1,290	$1,868	$4,990

	Post-Retirement Healthcare
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost - benefit earned during the period	$57	$56	$173	$168
Interest cost on projected benefit obligation	66	55	196	165
Amortization of actuarial gain	(84)	(80)	(254)	(240)
Net periodic post-retirement healthcare benefit cost	$39	$31	$115	$93

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

The Company made cash contributions of $8.7 million and $3.8 million to its pension plans during the nine months ended September 30, 2010 and 2009, respectively.  The Company does not expect to make any additional contributions to its pension plans during the remaining three months of 2010.

On April 15, 2010, the Company notified the participants that it would terminate the Retiree Medical Plan effective December 31, 2010 and account for this as a negative plan amendment.  The amendment of the Retiree Medical Plan will eliminate any future obligation of the Company to provide cost sharing benefits to current or future retirees.  During the three- and nine-month periods ending September 30, 2010, the Company recorded a pre-tax gain of $3.3 million and $6.1 million, respectively, for the reversal of actuarially-based liabilities resulting from the amendment of the Retiree Medical Plan.  The Company anticipates that the amendment of the Retiree Medical Plan will result in a future gain of approximately $3.3 million in the fourth quarter of 2010.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried employees and non-union hourly paid employees (the “Plan”). The Plan permits employees to defer a portion of their pre-tax and after-tax salary as contributions to the Plan.  The Plan also provides for discretionary Company contributions and Company contributions matching employees’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $0.9 million and $2.5 million for the Company match of employee contributions to the Plan for the three and nine months ended September 30, 2010.  During the same periods last year, the Company recorded expense of $0.4 million and $2.5 million for the same match.  Effective May 1, 2009 through December 31, 2009, the Company temporarily suspended the matching of employee contributions to the Plan for all exempt associates, which was reinstated beginning January 1, 2010 at a reduced matching percentage.

11. Other Long-Term Assets and Long-Term Liabilities

Other long-term assets and long-term liabilities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	As of September 30, 2010	As of December 31, 2009
Other Long-Term Assets, net:
Investment in deferred compensation	$4,100	$3,939
Minority interest investment	4,521	—
Long-term accounts receivable	6,386	5,146
Capitalized financing costs	1,616	2,069
Long-term prepaid expenses	1,154	1,154
Other	65	63
Total other long-term assets, net	$17,842	$12,371

Other Long-Term Liabilities:
Accrued pension benefits liability	$26,874	$33,707
Deferred rent	17,740	18,067
Accrued post-retirement benefits liability	—	4,132
Deferred compensation	4,107	3,939
Restructuring and exit costs reserves	458	887
Interest rate swap liability	29,596	26,070
Long-term income tax liability	5,429	5,380
Other	4,552	1,520
Total other long-term liabilities	$88,756	$93,702

12. Accounting for Uncertainty in Income Taxes

For each of the periods ended September 30, 2010 and December 31, 2009, the Company had $5.1 and $5.0 million, respectively, in gross unrecognized tax benefits.  The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense.  The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the quarter ended September 30, 2010, was not material. The Condensed Consolidated Balance Sheets for each of the periods ended September 30, 2010 and December 31, 2009, include $1.3 and $1.1 million, respectively, accrued for the potential payment of interest and penalties.

As of September 30, 2010, the Company’s U.S. Federal income tax returns for 2007 and subsequent years remained subject to examination by tax authorities. In addition, the Company’s state income tax returns for 2001 and subsequent years remain subject to examination by state and local income tax authorities.

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

The Company has entered into these interest rate swap agreements, described above, that effectively convert the majority of its floating-rate debt to a fixed-rate basis. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk.  Credit risk is the risk that the counterparty to the interest rate swap agreements (as noted above) will fail to perform under the terms of the agreements.  The Company attempts to minimize the credit risk in these agreements by only entering into transactions with credit worthy counterparties like the two counterparties above.  The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

Approximately 98% ($435.0 million) of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at September 30, 2010.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of September 30, 2010 were as follows (in thousands):

As of September 30, 2010	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(12,510)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(12,357)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(4,729)

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements.  If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of September 30, 2010, the Company would have been required to pay the aggregate fair value net liability of $29.6 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness as of September 30, 2010; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings.  The following table depicts the effect of these derivative instruments on the statement of income for the three- and nine-month periods ended September 30, 2010.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2009	At September 30, 2010	Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
November 2007 Swap Transaction	$(6,614)	$(7,754)	Interest expense, net; income tax expense	$(220)	$(1,140)

December 2007 Swap Transaction	(7,230)	(7,658)	Interest expense, net; income tax expense	28	(428)

March 2008 Swap Transaction	(2,306)	(2,930)	Interest expense, net; income tax expense	(123)	(624)

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010 (in thousands):

	Fair Value Measurements as of September 30, 2010
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$29,596	$—	$29,596	$—

The carrying amount of accounts receivable at September 30, 2010, including $450.3 million of receivables sold under the New Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis.  As of September 30, 2010, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

As reported in the Company’s press release dated October 28, 2010, fourth quarter sales as of the date of the release were trending up about 1%.  Sales initiatives are expected to continue to drive growth to offset lower flu-related product sales and the effects of continued uncertain economic conditions.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•                  Positive impact of growth initiatives helped drive sales growth despite continued soft market conditions and the decline of flu-related product sales.  Further, the Company remained committed to controlling costs while focusing expenditures on strategic growth opportunities.  Diligent working capital management enabled strong cash flow, which funded these expenditures and repurchases under the share repurchase program.

•      On October 25, 2010, the Company announced that its Board of Directors authorized the purchase of an additional $100 million of the Company’s common stock.  This brings the total amount available under share repurchase authorizations to $109.3 million as of October 25, 2010.

•                  Net income for the quarter was $36.5 million and diluted earnings per share were $1.53, benefited by the favorable adjustment related to the termination of the post-retirement medical plan.  Excluding this item, net income was $34.4 million and diluted earnings per share were $1.45.  This compares favorably to the prior-year quarter net income of $33.5 million and diluted earnings per share of $1.38.  Financing costs during the quarter were flat to the prior year as debt levels remained even with the prior year while the tax rate increased to 38.1% compared to the prior year rate of 35.6%.

•                  Sales in the third quarter of 2010 increased by 1.9% to $1.27 billion, compared with last year’s $1.25 billion for the same period.  Strong sales growth continued in the industrial supplies category, which was up 29.6% from last year.  Office products category sales were up 6.7% and furniture sales were flat versus prior year.  Technology category sales were down 1.1% from the same period last year, and lower flu-related product sales contributed to a 4.4% decline in the Jan/San category.

•                  Gross margin in the third quarter of 2010 reached $194.9 million, compared with $184.9 million in the same period last year. Gross margin as a percent of sales for the third quarter of 2010 was 15.3%, compared with 14.8% in the prior-year quarter.  The increase was due to higher product cost inflation compared with unusually low inflation levels last year and higher inventory purchase-related supplier allowances versus the prior-year quarter.  Ongoing competitive pricing pressured margins but was offset by an improving product mix and War on Waste savings.

•                  Operating expenses for the latest quarter were $129.3 million or 10.2% of sales, including a non-cash $3.3 million favorable adjustment related to the termination of the Retiree Medical Plan.  Excluding this item, operating expenses were $132.6 million or 10.4% of sales, compared with $126.3 million or 10.1% of sales in the same quarter last year.  Sales growth, investments in strategic growth initiatives, and the reinstatement of certain employee-related benefits earlier in 2010 contributed to the increase in operating expenses.  These cost increases were somewhat offset by lower bad debt costs, lower depreciation and continued success with War on Waste efforts.

•                  Operating income in the quarter was $65.5 million or 5.2% of sales. Adjusted operating income in the 2010 quarter was up 6% to $62.2 million or 4.9% of sales, compared with $58.6 million or 4.7% of sales in the 2009 quarter.

•                  Net cash provided by operating activities totaled $114.4 million for the nine months ended September 30, 2010, versus $294.5 million a year ago.  Cash flow used in investing activities totaled $33.4 million in 2010, up from $8.8 million in the first nine months of 2009.  Included in 2010 investing activities is $15.5 million related to acquisitions and investments.  Capital spending through the nine months ended September 30, 2010 was $18.0 million and is expected to be in the range of $25 million to $30 million for 2010.

•                  The Company had approximately $850 million of total committed debt capacity with $441.8 million outstanding as of September 30, 2010, which was flat compared to September 30, 2009.   During that same period, debt-to-total capitalization declined to 37.6% from 40.3%.    Through the first nine months of 2010, the Company repurchased 1.6 million shares for $89.4 million and received $24.9 million of net proceeds from share-based compensation arrangements, primarily through stock option exercises.

•                  During 2010, share repurchases for the third quarter totaled 0.3 million shares at a cost of $14.7 million and for the first three quarters totaled 1.6 million shares at a cost of $89.4 million.

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

Stock Repurchase Program

Shares of USI common stock repurchased in the first nine months of 2010 totaled 1.6 million shares for $89.4 million which included 0.3 million shares for $14.7 million in the third quarter.  No shares were repurchased in the first nine months of 2009. As of September 30, 2010, the Company had $11.5 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

During the third quarter of 2010, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table presents operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	84.67	85.17	85.16	85.47
Gross margin	15.33	14.83	14.84	14.53

Operating expenses
Warehousing, marketing and administrative expenses	10.18	10.13	10.68	10.88

Operating income	5.15	4.70	4.16	3.65

Adjusted Operating Income, Net Income and Earnings Per Share

The following tables present Adjusted Operating Income, Net Income and Earnings Per Share for the three- and nine-month periods ended September 30, 2010 and 2009 (in millions, except per share data).  The tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of the termination of the Retiree Medical Plan in the second and third quarters of 2010 and the effects of the first quarter 2009 severance charge. Generally Accepted Accounting Principles (GAAP) requires that the effect of these items be included in the Condensed Consolidated Statements of Income.  The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with GAAP.

	For the Three Months Ended September 30,
	2010		2009
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$1,270.7	100.00%	$1,246.7	100.00%

Gross profit	$194.8	15.33%	$184.9	14.83%

Operating expenses	$129.3	10.18%	$126.3	10.13%
Post-retirement medical plan termination	3.3	0.26%	—	—
Adjusted operating expenses	$132.6	10.44%	$126.3	10.13%

Operating income	$65.5	5.15%	$58.6	4.70%
Operating expense item noted above	(3.3)	(0.26)%	—	—%
Adjusted operating income	$62.2	4.89%	$58.6	4.70%

Net income	$36.5		$33.5
Operating expense item noted above	(2.1)		—
Adjusted net income	$34.4		$33.5

Net income per share - diluted	$1.53		$1.38
Per share operating expense item noted above	(0.08)
Adjusted net income per share - diluted	$1.45		$1.38

Weighted average number of common shares - diluted	23.8		24.2

	For the Nine Months Ended September 30,
	2010		2009
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Sales	$3,645.8	100.00%	$3,527.2	100.00%

Gross profit	$541.0	14.84%	$512.6	14.53%

Operating expenses	$389.3	10.68%	$383.9	10.88%
Post-retirement medical plan termination	6.1	0.17%	—	—
Restructuring charge related to workforce reduction	—	—	(3.4)	(0.09)%
Adjusted operating expenses	$395.4	10.85%	$380.5	10.79%

Operating income	$151.7	4.16%	$128.7	3.65%
Operating expense item noted above	(6.1)	(0.17)%	3.4	0.09%
Adjusted operating income	$145.6	3.99%	$132.1	3.74%

Net income	$81.7		$68.1
Operating expense item noted above	(3.8)		2.1
Adjusted net income	$77.9		$70.2

Net income per share - diluted	$3.36		$2.85
Per share operating expense item noted above	(0.16)		0.09
Adjusted net income per share - diluted	$3.20		$2.94

Weighted average number of common shares - diluted	24.3		23.9

Results of Operations—Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Net Sales. Net sales for the third quarter of 2010 were $1.27 billion, an increase of 1.9% compared with sales of $1.25 billion for the prior-year quarter.  The following table summarizes net sales by product category for the three-month periods ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,
	2010(1)	2009 (1)
Technology products	$412.4	$416.8
Office products (including cut-sheet paper)	365.1	342.0
Janitorial and breakroom supplies	293.3	306.7
Office furniture	99.5	99.6
Industrial supplies	76.2	58.8
Freight revenue	22.3	21.1
Other	1.9	1.7
Total net sales	$1,270.7	$1,246.7

(1)          Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the third quarter of 2010 by 1.1% versus the third quarter of 2009 partially due to timing of customer purchases, the decision to exit some low margin business, and a decline in printer imaging sales.  This category, which continued to represent the largest percentage of the Company’s consolidated net sales, accounted for 32.5% of net sales for the third quarter of 2010.  As the Company focuses on profitable growth, technology sales continued to be driven through sales and marketing efforts, product portfolio expansion, growth of Managed Print Services business and growth in Company’s private brands.

Sales of office products, including cut-sheet paper, increased in the third quarter of 2010 by 6.7% versus the third quarter of 2009. Office products represented 28.7% of the Company’s consolidated net sales for the third quarter of 2010. During the quarter, the Company’s product mix in this category showed positive trends, as discretionary products displayed some growth.  The Company’s private label brand sales also showed strong growth in the office products category.

Sales in the janitorial and breakroom supplies product category decreased 4.4% in the third quarter of 2010 compared to the third quarter of 2009.  This category accounted for 23.1% of the Company’s third quarter 2010 consolidated net sales. During the third quarter of 2010, sales were negatively affected by significantly lower flu-related product sales.  In addition, certain national accounts shifted some volume direct to the manufacturer, contributing to lower sales in the quarter.

Office furniture sales in the third quarter of 2010 were flat compared to the same three-month period of 2009. Office furniture accounted for 7.8% of the Company’s third quarter 2010 consolidated net sales. The Company’s private furniture brand, Alera, had double-digit sales growth and furniture initiatives drove improved performance across the reseller channels. However, continued high white-collar unemployment slowed any recovery in overall consumption.

Industrial sales in the third quarter of 2010 increased 29.6% compared to the same prior year period.  Sales of industrial supplies accounted for 6.0% of the Company’s net sales for the third quarter of 2010. This increase was attributable to an improvement in the manufacturing segment of the economy and continued growth from strategic initiatives.

The remaining 1.9% of the Company’s third quarter 2010 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the third quarter of 2010 was $194.9 million, compared to $184.9 million in the third quarter of 2009, while the Company’s gross margin rate of 15.3% was up from the prior year quarter’s 14.8%. 35 basis points (bps) of the increase was due to higher product cost inflation compared with unusually low levels of inflation last year.  Higher inventory purchase-related supplier allowances added about 10 bps to the gross margin rate.  Ongoing competitive pricing pressured margins were offset by an improving product mix and War on Waste savings.

Operating Expenses.  Operating expenses for the latest quarter were $129.3 million or 10.2% of sales, including a $3.3 million favorable adjustment related to the termination of the Retiree Medical Plan.  Excluding this item, operating expenses were $132.6 million or 10.4% of sales, compared with $126.3 million or 10.1% of sales in the same quarter last year.  Third quarter 2010 expenses included the restoration of compensation-related costs that were temporarily cut in 2009, adding approximately $5.0 million to expenses in the quarter (45 bps).  Also, increased operating expenses supported sales growth and investment in strategic growth initiatives, including MBS Dev, furniture, public sector, and industrial footprint expansion.  These cost increases were somewhat offset by lower bad debt costs (9 bps), lower depreciation (9 bps), and War on Waste efforts.

Operating Income.  Operating income for the latest quarter was $65.5 million or 5.2% of sales.  Excluding the favorable item mentioned above, operating income was $62.2 million or 4.9% of sales, compared with $58.6 million or 4.7% of sales in the third quarter of 2009.

Interest and Other Expense, net.  Interest and other expense for the third quarter of 2010 was $6.6 million, flat relative to the same period in 2009.

Income Taxes. Income tax expense was $22.4 million for the third quarter of 2010, compared with $18.5 million for the same period in 2009. The Company’s effective tax rate was 38.1% for the third quarter of 2010 and 35.6% for the third quarter of 2009. The increase was due to favorable discrete items in 2009 that did not reoccur.

Net Income. Net income for the third quarter of 2010 totaled $36.5 million or $1.53 per diluted share, compared with net income of $33.5 million or $1.38 per diluted share for the same three-month period in 2009.  Adjusted for the Retiree Medical Plan termination referenced above, third quarter 2010 net income was $34.4 million and diluted earnings per share were $1.45.

Results of Operations—Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Net Sales. Net sales for the first nine months of 2010 were $3.65 billion, up 3.4% compared with sales of $3.53 billion for the same nine-month period of 2009.  The following table summarizes net sales by product category for the nine-month periods ended September 30, 2010 and 2009 (in millions):

	Nine Months Ended September 30,
	2010(1)	2009 (1)
Technology products	$1,253.1	$1,209.1
Office products (including cut-sheet paper)	1,015.0	965.9
Janitorial and breakroom supplies	830.8	837.4
Office furniture	263.0	273.8
Industrial supplies	212.5	174.0
Freight revenue	63.9	60.6
Other	7.5	6.4
Total net sales	$3,645.8	$3,527.2

(1)          Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories.  These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category increased in the first nine months of 2010 by 3.6% per selling day versus the first nine months of 2009.  This category, which continued to represent the largest percentage of the Company’s consolidated net sales, accounted for 34.4% of net sales for the first nine months of 2010.  Higher printer imaging purchases and solid growth in hardware drove this improvement.

Sales of office products, including cut-sheet paper, increased in the first nine months of 2010 by 5.1% per selling day versus the first nine months of 2010. Office products represented 27.8% of the Company’s consolidated net sales for the first nine months of 2010. Both traditional office products and cut sheet paper showed mid-single digit sales growth as the Company’s strategic initiatives began to show results.  Also contributing to the favorable results were an improved product sales mix, sales increases in discretionary products, and strong growth in the Company’s private label brands.

Sales in the janitorial and breakroom supplies product category decreased 0.8% in the first nine months of 2010 compared to the first nine months of 2009.  This category accounted for 22.8% of the Company’s first nine months of 2010 consolidated net sales. Slowing sales due to lower flu-related product sales and the shift of some volume direct to the manufacturer were partially offset by growth initiatives.

Office furniture sales in the first nine months of 2010 decreased by 3.9% per selling day compared to the same nine-month period of 2009. Office furniture accounted for 7.2% of the Company’s first nine months of 2010 consolidated net sales. The Company’s private furniture brand, Alera, had double-digit sales growth and furniture initiatives drove improved performance across the reseller channels. However, continued high white-collar unemployment slowed any recovery in overall consumption.

Industrial supplies sales in the first nine months of 2010 increased 22.1% per selling day compared to the same prior year period. Sales of industrial supplies accounted for 5.8% of the Company’s net sales for the first nine months of 2010. This increase was attributable to improved overall economic conditions, particularly in the manufacturing segment, as well as strategic initiatives.

The remaining 2.0% of the Company’s first nine months of 2010 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate.  Gross profit (gross margin dollars) for the first nine months of 2010 was $541.0 million, compared to $512.6 million in the first nine months of 2009, while the Company’s gross margin rate of 14.8% was 31 bps higher than the prior year. The increase was due to higher inventory purchase-related supplier allowances (55 bps) as well as improved leverage of occupancy costs (15 bps) and War on Waste savings.  These favorable items were partially offset by lower product cost inflation (20 bps) and competitive pricing pressures combined with a lower-margin product mix (20 bps).

Operating Expenses. Operating expenses were $389.3 million or 10.7% of sales, including a $6.1 million favorable effect of terminating the Company’s Retiree Medical Plan, compared with $383.9 million or 10.9% of sales, last year, which included a severance charge of $3.4 million.  Excluding these items, operating expenses were $395.4 million or 10.9% of sales, compared with the prior year of $380.5 million or 10.8% of sales.  The operating expense ratio increased slightly due to reinstatement of several employee-related benefits and spending on growth initiatives which added 40 bps to employee-related costs.  These increases were partially offset by lower bad debt costs (15 bps) and lower depreciation expense (10 bps).

Operating Income. Operating income for the first nine months of 2010 was $151.7 million or 4.2% of sales.  Excluding the items mentioned above, operating income in 2010 was $145.6 million or 4.0% of sales, compared with $132.1 million or 3.7% of sales in the prior year.

Interest and Other Expense, net.  Interest and other expense for the first nine months of 2010 was $19.3 million, down from $21.0 million for the same period in 2009. The $1.7 million decrease was attributable to strong cash flow performance that led to reduced funding needs.

Income Taxes. Income tax expense was $50.7 million for the first nine months of 2010, compared with $39.6 million for the same period in 2009. The Company’s effective tax rate was 38.3% for the first nine months of 2010 and 36.8% for the first nine months of 2009. The increase was due to favorable discrete items in 2009 that did not reoccur.

Net Income. Net income for the first nine months of 2010 totaled $81.7 million or $3.36 per diluted share, compared with net income of $68.1 million or $2.85 per diluted share for the same nine-month period in 2009.  Adjusted for the Retiree Medical Plan termination referenced above, for the first nine months of 2010 net income was $77.9 million and diluted earnings per share were $3.20.  Excluding the severance charge for 2009, net income in the prior year period was $70.2 million and diluted earnings per share were $2.94.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in thousands):

	As of	As of
	September 30, 2010	December 31, 2009
2007 Credit Agreement - Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800
Debt	441,800	441,800
Stockholders’ equity	733,103	706,713
Total capitalization	$1,174,903	$1,148,513

Debt-to-total capitalization ratio	37.6%	38.5%

Total debt outstanding at September 30, 2010 remained flat at $441.8 million compared to the balance at December 31, 2009.

At September 30, 2010, the Company’s debt-to-total capitalization ratio was 37.6%, compared to 38.5% at December 31, 2009.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of September 30, 2010, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	100.0
Industrial Development Bond	6.8
Maximum financing available		$866.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	100.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	17.9
Industrial Development Bond	6.8
Total financing utilized		459.7
Available financing, before restrictions		407.1
Restrictive covenant limitation		28.2
Available financing as of September 30, 2010		$378.9

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

Contractual Obligations

During the nine month period ending September 30, 2010, the Company entered into several operating leases committing the Company to an additional $53.9 million in contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The receivables sold to Bank of America will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by Enterprise, Bank of America or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement.  As of September 30, 2010 and December 31, 2009, $450.3 million and $445.3 million of receivables have been sold and no amounts have been advanced to USR.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $17.9 million as of both September 30, 2010 and December 31, 2009.

At September 30, 2010 funding levels (including amounts sold under the 2009 Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of September 30, 2010, the Company had an industrial development bond outstanding with a balance of $6.8 million.  This bond is scheduled to mature in 2011 and carries market-based interest rates.

Refer to Note 9, “Credit Agreement and Other Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the nine-month periods ended September 30, 2010 and 2009 are summarized below (in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009

Net cash provided by operating activities	$114,357	$294,462
Net cash used in investing activities	(33,436)	(8,780)
Net cash used in financing activities	(60,949)	(221,124)

Cash Flow From Operations

Net cash provided by operating activities totaled $114.4 million for the nine months ended September 30, 2010, versus $294.5 million a year ago.  Last year’s cash flow was positively affected by a significant reduction in inventory (source of cash - $146.6 million), compared with the current year’s re-investment to support sales growth (use of cash - $25.6 million).

Cash Flow From Investing Activities

Cash flow used in investing activities totaled $33.4 million in 2010, up from $8.8 million in the first nine months of 2009.  Included in 2010 investing activities was $15.5 million related to acquisitions and investments.  Capital spending through the nine months ended September 30, 2010 was $18.0 million and is expected to be in the range of $25 million to $30 million for 2010.

Cash Flow From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 totaled $60.9 million, compared with $221.1 million in the prior year period.  In 2010, $24.9 million was received in net proceeds from share-based compensation arrangements, including option exercises.  These 2010 financing cash inflows were more than offset by $89.4 million of share repurchases. Strong operating cash flows in the first nine months of 2009 led to debt repayments totaling $221.3 million.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first nine months of 2010 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of September 30, 2010, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

As of September 30, 2010, the Company had $11.5 million remaining of Board authorizations to repurchase USI common stock.  During the three-month periods ended September 30, 2010, the Company repurchased 300,948 shares of common stock at a cost of $14.7 million.  During the nine-month period ended September 30, 2010, the Company repurchased 1,584,769 shares of common stock at a cost of $89.4 million.  There were no share repurchases in the first three or nine months of 2009.

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
3.1

Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Form 10-Q filed on November 5, 2009)

10.1*†

Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, the Company, as a credit party, JPMorgan Chase Bank, National Association in its capacity as agent, and the financial institutions listed on the signature pages thereof

10.2*†

Transfer and Administration Agreement, dated as of March 3, 2009, by and among United Stationers Receivables, LLC, USSC, as Originator, USFS, as Seller and Servicer, Enterprise Funding Company LLC, as a Conduit Investor, Market Street Funding LLC, as a Conduit Investor, Bank of America, National Association, as Agent, as a Class Agent and as an Alternate Investor, PNC Bank, National Association, as a Class Agent and as an Alternate Investor, and the other alternate investors from time to time parties thereto

10.3*	Form of Restricted Stock Award Agreement for Section 16 Officers and Salary Grade 3 Associates under the United Stationers Inc. 2004 Long-Term Incentive Plan**

31.1*	Certification of Chief Executive Officer, dated as of November 4, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of November 4, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of November 4, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 4, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.

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

UNITED STATIONERS INC.
(Registrant)

/s/ VICTORIA J. REICH
Date: November 4, 2010	Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)