Form 10-K
period 2010-12-31
UNITED STATIONERS INC
filed 2011-02-25
CIK 355999

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Yes ☐    No ☒

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

Yes ☐    No ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2010 was approximately $1.27 billion.

On February 16, 2011, United Stationers Inc. had 23,155,970 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.'s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.'s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.
FORM 10-K
For The Year Ended December 31, 2010

PART I

ITEM 1.    BUSINESS.

General

United Stationers Inc. is a leading wholesale distributor of business products, with consolidated net sales of approximately $4.8 billion. United stocks a broad and deep line of approximately 100,000 products, including technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. The Company's network of 64 distribution centers allows it to ship these items to over 25,000 reseller customers, reaching more than 90% of the population of the U.S. and major cities in Mexico on an overnight basis.

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

Products

United stocks approximately 100,000 stockkeeping units ("SKUs") in these categories:

Technology Products.    The Company is a leading national wholesale distributor of computer supplies and peripherals. It stocks approximately 10,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated about 35% of the Company's 2010 consolidated net sales.

Traditional Office Products.    The Company is one of the largest national wholesale distributors of a broad range of office supplies. It carries about 20,000 brand-name and private label products, such as filing and record storage products, business machines, presentation products, writing instruments, paper products, shipping and mailing supplies, calendars and general office accessories. These products contributed approximately 28% of net sales during the year.

Janitorial and Breakroom Supplies.    United is a leading wholesaler of janitorial and breakroom supplies throughout the nation. The Company holds over 8,000 items in these lines: janitorial and breakroom supplies (cleaners and cleaning accessories), foodservice consumables (such as disposable cups, plates and utensils), safety and security items, and paper and packaging supplies. This product category provided about 23% of the latest year's net sales primarily from Lagasse, Inc. (Lagasse), a wholly owned subsidiary of USSC.

Office Furniture.    United is one of the largest office furniture wholesaler distributors in the nation. It stocks approximately 4,500 products including, desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. Innovative marketing programs and related services help drive this business across multiple customer channels. This product category represented approximately 7% of net sales for the year.

Industrial Supplies.    USSC acquired ORS Nasco Holding, Inc. (ORS Nasco) in December 2007, and as a result, now stocks over 55,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items and oil field and welding supplies. In 2010, this product category accounted for roughly 6% of the Company's net sales.

The remainder of the Company's consolidated net sales came from freight, advertising and software related revenue.

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

During 2010, private brand products accounted for about 14% of United's net sales.

Customers

United serves a diverse group of over 25,000 customers. They include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. The Company had one customer, Staples, which constituted 10.7% of its 2010 consolidated net sales. No other single customer accounted for more than 10% of 2010 consolidated net sales.

Sales to independent resellers—which include our United Stationers Supply, Lagasse and ORS Nasco resellers, as well as new channel customers—contributed approximately 85% of consolidated net sales. The Company provides these customers with value-added services designed to help them market their products and services while improving operating efficiencies and reducing costs. National accounts comprise about 15% of the Company's 2010 consolidated net sales.

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

United's marketing and logistic capabilities differentiate the Company from its competitors by providing exceptional value-added services to resellers:

  •
  A broad line of products for one-stop shopping with high levels of products in stock, and an average line fill rate better than 97% in 2010;

  •
  Comprehensive printed product catalogs for easy shopping and reference guides as well as digital catalogs and search capabilities to power e-commerce Web sites;

  •
  Advanced e-business capabilities including software alternatives to help reseller customers run their businesses and to help resellers and suppliers target profitable growth opportunities;

  •
  Expanded services offerings labeled Orbit Point which is a new suite of services designed to help resellers pursue, win, and support large, national, regional, and multi-location accounts;

  •
  Delivery of integrated marketing campaigns that include annual marketing planning, regular and consumer touchpoints, the use of direct mail and emails, customer business reviews and enhanced reseller branding;

  •
  Extensive promotional materials and marketing programs to increase sales and build loyalty;

  •
  Efficient order processing, resulting in a 99.6% order accuracy rate for the year;

  •
  High-quality customer service from several state-of-the-art customer care centers;

  •
  National distribution capabilities that enable next- to second-day delivery to the contiguous U.S. and major cities in Mexico, providing a 98% on-time delivery rate in 2010;

  •
  Training programs designed to help resellers improve their sales and marketing techniques;

  •
  End-consumer research to help resellers better understand their markets.

United's marketing programs emphasize two other major strategies. First, the Company produces product content that is used to populate an extensive array of print and electronic catalogs for commercial dealers, contract stationers and retail dealers. The printed catalogs usually are customized with each reseller's name, then sold to the resellers who, in turn, distribute them to their customers. The Company markets its broad product offering primarily through the Everything for the Workplace (EFTW) catalog. This is available in both print and electronic versions and can include various selling prices (rather than the manufacturer's suggested retail price). In addition, the Company typically produces a number of promotional catalogs each quarter. United also develops separate monthly, quarterly and semi-annual flyers covering most of its product categories, including its private brand lines that offer a large selection of popular commodity products. United sends out weekly emails as part of its eDeals program to drive sales and promote specific products and solutions. Since catalogs and electronic content provide product exposure to end consumers and generate demand, United tries to maximize their distribution on behalf of its suppliers and customers.

Second, United provides its resellers with a variety of dealer support and marketing services. These programs are designed to help resellers differentiate themselves by making it easier for customers to buy from them, and often allow resellers to reach customers they had not traditionally served.

Resellers can place orders with the Company through a variety of electronic order entry systems or by phone, fax and e-mail. Electronic order entry systems allow resellers to forward their customers' orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2010, United received approximately 93% of its orders electronically.

Distribution

The Company uses a network of 64 distribution centers to provide about 100,000 items to over 25,000 reseller customers. This network, combined with the Company's depth and breadth of inventory in technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies, enables the Company to ship products on an overnight basis to more than 90% of the population of the U.S. and major cities in Mexico. United's domestic operations generated approximately $4.7 billion of its approximately $4.8 billion in 2010 consolidated net sales, with its international operations contributing another $0.1 billion to 2010 net sales.

Distribution centers are supplemented with 30 re-distribution points across the nation to facilitate delivery. United has a dedicated fleet of approximately 550 trucks, most of which are under contract to the Company. This enables United to make direct deliveries to resellers from regional distribution centers and local distribution points.

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

In addition to providing value-adding programs for resellers, United also remains committed to reducing its operating costs. Its "War on Waste" (WOW) program, which began in 2007, is targeting the removal of $100 million in costs over five years through a combination of new and continuing activities. In addition, WOW includes process improvement and work simplification activities that will help increase efficiency throughout the business and improve customer satisfaction.

Purchasing and Merchandising

As a leading wholesale distributor of business products, United leverages its broad product selection as a key merchandising strategy. The Company orders products from over 1,000 manufacturers. This purchasing volume means United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2010, United's largest supplier was Hewlett-Packard Company, which represented approximately 20% of its total purchases.

The Company's Merchandising Department is responsible for selecting merchandise and for managing the entire supplier relationship. Product selection is based on three factors: end-consumer acceptance; anticipated demand for the product; and the manufacturer's total service, price and product quality. As part of its effort to create an integrated supplier approach, United introduced the "Preferred Supplier Program." In exchange for working closely with United to maximize a combined market strategy and operating contribution, as well as demonstrating compliance with United's supply requirements and a proven track record of successful partnership, participating suppliers' products are treated as preferred brands in the Company's marketing efforts.

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

The Company also competes with manufacturers who often sell their products directly to resellers and may offer lower prices. United believes that it provides an attractive alternative to manufacturer direct purchases by offering a combination of value-added services, including 1) a broad line of business products from multiple manufacturers on a "one-stop shop" basis, 2) marketing and catalog programs, 3) same- to second-day delivery, 4) lower minimum order quantities, and 5) Wrap and Label capabilities.

Seasonality

United's sales generally are relatively steady throughout the year. However, sales also reflect seasonal buying patterns for consumers of traditional office products. In particular, the Company's sales of traditional office products usually are higher than average during January, when many businesses begin operating under new annual budgets and release previously deferred purchase orders. Janitorial and breakroom supplies sales are somewhat higher in the summer months. Industrial supplies sales are somewhat higher in summer months as well.

Employees

As of February 16, 2011, United employed approximately 5,950 people.

Management believes it has good relations with its associates. Approximately 570 of the shipping, warehouse and maintenance associates at certain of the Company's Baltimore, Los Angeles and New Jersey distribution centers are covered by collective bargaining agreements. The bargaining agreements in the Los Angeles and New Jersey distribution centers are scheduled to expire in 2011, and the bargaining agreement in Baltimore is scheduled to expire in 2012. The Company has not experienced any work stoppages during the past five years.

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

United may not achieve its growth, cost-reduction and margin enhancement goals.

United has set goals to improve its profitability over time by reducing expenses and growing sales to existing and new customers. There can be no assurance that United will achieve its enhanced profitability goals. Factors that could have a significant effect on the Company's efforts to achieve these goals include the following:

  •
  Failure to achieve the Company's growth objectives in its sales channels;

  •
  Inability to achieve the Company's annual "War on Waste" (WOW) initiatives to reduce expenses and improve productivity and quality;

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

United's top five customers accounted for approximately 26% of the Company's 2010 net sales. The loss of one or more key customers, changes in the sales mix or sales volume to key customers, a significant downturn in the business or financial condition of any of them or the failure of any of them to timely pay all amounts due United could significantly reduce United's sales and profitability.

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

United relies on independent dealers and distributors for a significant percentage of its net sales.

Sales to independent office product dealers and janitorial and sanitation distributors account for a significant portion of United's net sales. Independent dealers and distributors compete with national retailers that have substantially greater financial resources and technical and marketing capabilities. Over the years, several of the Company's independent dealer and distributor customers have been acquired by national retailers or have ceased operation. If United's customer base of independent dealers and distributors declines, the Company's business and results of operations may be adversely affected.

United operates in a competitive environment.

The Company operates in a competitive environment. Competition is based largely upon service capabilities and price, as the Company's competitors are primarily wholesalers that offer products that are the same as or similar to the products the Company offers to the same customers or potential customers. United also faces competition from some of its own suppliers, which sell their products directly to United's customers. The Company's financial condition and results of operations depend on its ability to compete effectively on price, product selection and availability, marketing support, logistics and other ancillary services.

The loss of key suppliers or supply chain disruptions could decrease United's revenues and profitability.

United believes its ability to offer a combination of well-known brand name products, competitively priced private brand products, and support services is an important factor in attracting and retaining customers. The Company's ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from manufacturers or other suppliers. United's agreements with its suppliers are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of products or services from key suppliers at competitive prices could cause the Company's revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond United's control. Disruptions in United's supply chain could result in a decrease in revenues and profitability.

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

One of the Company's external financing sources is a receivables securitization program that is dependent on lenders' commitments that must be renewed annually. The Company's other primary external financing sources terminate or mature in one to three years. If the Company defaults on its obligations under a financing agreement or is unable to obtain or renew financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

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

United is focusing on increasing its sales of private brand products. These products can present unique inventory challenges. United sources some of its private brand products overseas, resulting in longer order-lead times than for comparable products sourced domestically. These longer lead-times make it more difficult to forecast demand accurately and require larger inventory investments to support high service levels. In addition, United generally does not have the right to return excess inventory of private brand products to the manufacturers.

A significant disruption or failure of the Company's information technology systems or in its design, implementation or support of the information technology systems and e-commerce services it provides to customers could disrupt United's business, result in increased costs and decreased revenues, harm the Company's reputation and expose the Company to liability.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders, and coordinating sales and marketing activities. Several of the Company's software applications are legacy systems which the Company must periodically update, enhance and replace. A significant disruption or failure of the Company's existing information technology systems or in the Company's development and implementation of new systems could put it at a competitive disadvantage and could adversely affect its results of operations.

The Company also develops, licenses and implements business management software and e-commerce services for customers. Defects or errors in the software or e-commerce services the Company provides to customers or failure to adequately protect customer information could result in increased costs, litigation, customer attrition, reduced market acceptance of the Company's goods and services and damage to the Company's reputation.

The Company is subject to costs and risks associated with laws and regulations affecting United's business.

United is subject to a wide range of state and federal laws, including laws regarding labor and employment, wages and hours, product liability, product safety, the storage and transportation of hazardous materials, privacy and data security, imports and exports, and intellectual property. These laws and regulations may change, sometimes significantly, as a result of political or economic events. The complex legal and regulatory environment exposes United to compliance and litigation costs and risks that could materially affect United's operations and financial results.

The security of private information United's customers provide to the Company could be compromised.

Through United's sales and marketing activities, the Company collects and stores personally identifiable information and credit card data that our customers provide when they buy products or services, enroll in promotional programs, or otherwise communicate with United. United also gathers and retains information about its employees in the normal course of business. United uses vendors to assist with certain aspects of United's business and, to enable the vendors to perform services for United, the Company shares some of the information provided by customers and employees. Loss or disclosure of customer or business information by United or its vendors could disrupt the Company's operations and expose United to claims from customers, financial institutions, regulators, payment card associations and other persons, any of which could have an adverse effect on the Company's business, financial condition and results of operations. In addition, compliance with more stringent privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

United may not be successful in identifying, consummating and integrating future acquisitions.

Historically, part of United's growth and expansion into new product categories or markets has come from targeted acquisitions. Going forward, United may not be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired business systems and personnel with United's business; the potential loss of key employees, customers or suppliers; the assumption of liabilities and exposure to unforeseen liabilities of acquired companies; the difficulties in achieving target synergies; and the diversion of management attention and resources from existing operations. Difficulties in identifying, completing or integrating acquisitions could impede United's revenues, profitability and net worth.

The Company relies heavily on the ability to recruit, retain and develop high-performing managers and the lack of execution in these areas could harm the Company's ability to carry out its business strategy.

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

ITEM 1B.    UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.    PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC's debt agreements (see the information under the caption "Liquidity and Capital Resources" included below under Item 7). As of December 31, 2010, these properties consisted of the following:

Offices.    The Company leases approximately 205,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally the Company owns 49,000 square feet of office space in Orchard Park, New York and leases 21,000 square feet of office space in Tulsa, Oklahoma, 20,000 square feet in Muskogee, Oklahoma and 5,700 square feet in Denver, Colorado.

Distribution Centers.    The Company utilizes 64 distribution centers totaling approximately 12.6 million square feet of warehouse space. Of the 12.6 million square feet of distribution center space, 2.1 million square feet is owned and 10.5 million square feet is leased.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT (as of February 25, 2011)

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Richard W. Gochnauer 61, Chief Executive Officer	Richard W. Gochnauer has served as the Company's Chief Executive Officer since December 2002, having also served as the Company's President from such date until September 2010. He joined the Company as its Chief Operating Officer and as a Director in July 2002. From 1994 until he joined the Company, Mr. Gochnauer held the positions of Vice Chairman and President, International, and President and Chief Operating Officer of Golden State Foods, a privately-held food company that manufactures and distributes food and paper products. Prior to that, he served as Executive Vice President of the Dial Corporation, with responsibility for its household and laundry consumer products businesses.
S. David Bent 50, Senior Vice President and Chief Information Officer

S. David Bent was named as the Company's Senior Vice President, eBusiness Services and Corporate Chief Information officer in July 2009. He joined the Company as its Senior Vice President and Chief Information Officer in May 2003. From August 2000 until such time, Mr. Bent served as the Corporate Vice President and Chief Information Officer of Acterna Corporation, a multi-national telecommunications test equipment and services company, and also served as General Manager of its Software Division from October 2002. Previously, he spent 18 years with the Ford Motor Company. During his Ford tenure, Mr. Bent most recently served during 1999 and 2000 as the Chief Information Officer of Visteon Automotive Systems, a tier one automotive supplier, and from 1998 through 1999 as its Director, Enterprise Processes and Systems.

Eric A. Blanchard 54, Senior Vice President, General Counsel and Secretary

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
Timothy P. Connolly 47, President, Operations and Logistics Services

Timothy P. Connolly was named as the Company's President, Operations and Logistics Services in January 2011. Prior to this position he served as Senior Vice President, Operations from December 2006. From February 2006 to December 2006, Mr. Connolly was Vice President, Field Operations Support and Facility Engineering at the Field Support Center. He joined the Company in August 2003 as Region Vice President Operations, Midwest. Before joining the Company, Mr. Connolly was the Regional Vice President, Midwest Region for Cardinal Health where he directed operations, sales, human resources, finance and customer service for one of Cardinal's largest pharmaceutical distribution centers.

Barbara J. Kennedy 44, Senior Vice President, Human Resources

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

P. Cody Phipps 49, President and Chief Operating Officer

P. Cody Phipps was promoted to President and Chief Operating Officer in September 2010. Prior to that time he served as the Company's President, United Stationers Supply from October 2006 September 2010. He joined the Company in August 2003 as its Senior Vice President, Operations. Prior to joining the Company, Mr. Phipps was a partner at McKinsey & Company, Inc., a global management consulting firm where he led the firm's North American Operations Effectiveness Practice and co-founded and led its Service Strategy and Operations Initiative. Prior to joining McKinsey, Mr. Phipps worked as a consultant with The Information Consulting Group, a systems consulting firm, and as an IBM account marketing representative.

Victoria J. Reich 53, Senior Vice President and Chief Financial Officer

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
Todd A. Shelton 44, President, United Stationers Supply

Todd Shelton was appointed President, United Stationers Supply, on September 1, 2010. Prior to his new position, he served as President of Lagasse, Inc., a wholly-owned subsidiary of United Stationers Supply Co. Mr. Shelton previously held the position of Chief Operating Officer of Lagasse following the acquisition of the Sweet Paper Sales Company in 2005. He joined Lagasse in 2001 as Vice President, Finance and has held various leadership roles in sales, customer service, operations, and procurement. Before joining Lagasse, Mr. Shelton was a Partner and Vice President, Marketing at Wes-Pak, Inc., a privately-held manufacturer of retail and medical products. He began his career at Baxter Healthcare with roles in finance, IT, sales and marketing.

Stephen A. Schultz 44, Group President, Lagasse and ORS Nasco

Stephen A. Schultz was appointed to the position of Group President, Lagasse and ORS Nasco in September 2008. Prior to this appointment, he held the position of President, Lagasse, Inc.from August 2001. In October 2003, he assumed the additional position of Senior Vice President, Category Management-Janitorial/Sanitation, of the Company. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development, and became a Senior Vice President of Lagasse in late 2000. Before joining Lagasse, he served for nearly 10 years in various executive sales and marketing roles for Hospital Specialty Company, a manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI's common stock is quoted through the NASDAQ Global Select Market ("NASDAQ") under the symbol USTR. The following table shows the high and low closing sale prices per share for USI's common stock as reported by NASDAQ:

	High	Low
2010
First Quarter	$61.11	$53.15
Second Quarter	63.03	51.80
Third Quarter	59.96	44.89
Fourth Quarter	67.22	53.58
2009
First Quarter	$34.26	$18.49
Second Quarter	39.00	28.44
Third Quarter	49.25	34.57
Fourth Quarter	58.03	45.04

On February 16, 2011, the closing sale price of Company's common stock as reported by NASDAQ was $68.31 per share. On February 16, 2011, there were approximately 541 holders of record of common stock. A greater number of holders of USI common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph compares the performance of the Company's common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line's Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2005 in the Company's common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

	2005	2006	2007	2008	2009	2010
United Stationers (USTR)	$100.00	$96.27	$95.28	$69.05	$117.28	$131.57
NASDAQ (U.S. Companies)	$100.00	$109.84	$119.14	$57.41	$82.52	$97.94
Value Line Office Equipment	$100.00	$128.39	$100.57	$71.44	$98.71	$114.65

Common Stock Repurchases

As of December 31, 2010, the Company had $87.7 million remaining under share repurchase authorizations from its Board of Directors. During 2010, the Company repurchased 2.0 million shares of common stock at an aggregate cost of $113.2 million. The Company did not repurchase any common stock during 2009.

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

Dividends

The Company's policy has been to maintain a balanced approach to capital deployment including investments in the business, acquisitions, and returning capital to shareholders via share repurchases. The Company has not paid cash dividends since 1995. Any payment of dividends will depend upon the Company's consolidated financial position, results of operations and other factors deemed relevant by the Company's Board of Directors. Furthermore, as a holding company, USI's ability to pay cash dividends in the future depends upon the receipt of dividends or other payments from its operating subsidiary, USSC. The Company's debt agreements impose limited restrictions on the payment of dividends and share repurchases. For further information on the Company's debt agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7, and Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2006 through 2010 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, reclassifications of discontinued operations and certain other reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,(1)
	2010	2009	2008	2007	2006(2)
Income Statement Data:
Net sales	$4,832,237	$4,710,291	$4,986,878	$4,646,399	$4,546,914
Cost of goods sold	4,101,682	4,019,650	4,246,199	3,939,684	3,792,833

Gross profit	730,555	690,641	740,679	706,715	754,081
Operating expenses(3):
Warehousing, marketing and administrative expenses	520,754	503,013	548,222	504,188	518,175

Operating income	209,801	187,628	192,457	202,527	235,906
Interest expense	(26,229)	(27,797)	(28,563)	(13,109)	(8,276)
Interest income	237	474	1,048	1,197	970
Other expense, net(4)	(809)	(204)	(8,079)	(14,595)	(12,786)

Income from continuing operations before income taxes	183,000	160,101	156,863	176,020	215,814
Income tax expense	70,243	59,116	58,449	68,825	80,510

Income from continuing operations	112,757	100,985	98,414	107,195	135,304
Loss from discontinued operations, net of tax	—	—	—	—	(3,091)

Net income	$112,757	$100,985	$98,414	$107,195	$132,213

Net income per share—basic:
Income from continuing operations	$4.86	$4.32	$4.17	$3.92	$4.37
Loss from discontinued operations, net of tax	—	—	—	—	(0.10)

Net income per common share—basic	$4.86	$4.32	$4.17	$3.92	$4.27

Net income per share—diluted:
Income from continuing operations	$4.67	$4.19	$4.13	$3.83	$4.31
Loss from discontinued operations, net of tax	—	—	—	—	(0.10)

Net income per common share—diluted	$4.67	$4.19	$4.13	$3.83	$4.21

Cash dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital(5)	$750,653	$721,503	$807,631	$543,258	$551,556
Total assets(5)	1,908,663	1,808,516	1,881,516	1,765,555	1,560,355
Total debt(6)	441,800	441,800	663,100	451,000	117,300
Total stockholders' equity	759,598	706,713	565,638	574,254	800,940
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$114,823	$239,395	$(129,305)	$218,054	$13,994
Net cash used in investing activities	(42,745)	(14,829)	(28,366)	(197,898)	(18,624)
Net cash (used in) provided by financing activities	(69,355)	(216,667)	146,430	(13,188)	2,198

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet and Cash Flow Statement presentation and did not impact the Statements of Income. Specifically, the Company reclassified certain offsets to "Accrued Liabilities" related to merchandise return reserves to "Inventory". This reclassification began in the fourth quarter of 2007, with prior periods updated to conform to this presentation. For the year ended December 31, 2006, $7.0 million were reclassified to "Inventory" out of "Accrued Liabilities" with corresponding changes made to the Statement of Cash Flows within "Cash Flows From Operating Activities".

(2)
In 2006, the Company recorded $60.6 million, or $1.21 per diluted share in favorable benefits from the Company's product content syndication program and certain marketing program changes.

(3)
Includes restructuring, severance and other charges in the following years: 2010—$11.9 million reversal for vacation pay policy change, $8.8 million reversal for Retiree Medical Plan termination, and $9.1 million charge for early retirement/workforce realignment. 2009—$3.4 million severance charge. 2007—$1.4 million charge for the 2006 Workforce Reduction Program. 2006—$6.0 million charge for the 2006 Workforce Reduction Program, partially offset by a $4.1 million reversal of previously established restructuring reserves.

(4)
Primarily represents items in the following years: 2010—an accounting change to bring prior acquisition earn-out liabilities to fair value. 2006 through 2009—a loss on the sale of certain trade accounts receivable through the Company's Prior Receivables Securitization Program. For further information on the Company's Prior Receivables Securitization Program, see Note 10 "Off-Balance Sheet Financing" under Item 8 of this Annual Report.

(5)
In accordance with Generally Accepted Accounting Principles ("GAAP"), total assets exclude $23.0 million in 2008, $248.0 million in 2007, and $225.0 million in 2006 of certain trade accounts receivable sold through the Company's Prior Receivables Securitization Program. For further information on the Company's Prior Receivables Securitization Program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Prior Receivables Securitization Program" under Item 7 of this Annual Report.

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

Overview and Recent Results

The Company is a leading wholesale distributor of business products, with 2010 net sales of approximately $4.8 billion. The Company sells its products through a national distribution network of 64 distribution centers to over 25,000 resellers, who in turn sell directly to end consumers.

As reported in the Company's press release, dated February 10, 2011, first quarter sales to date were up approximately 3%. Early positive results have been seen from the Company's growth strategies with signs that segments of the economy are gradually improving.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

  •
  The Company is developing growth strategies that do not rely exclusively on improvement in the general economy. These strategies include initiatives to penetrate the government and public sector channels, open new channels and new routes to market by continuing to develop new capabilities and services, develop advanced supply chain analysis capabilities to convince resellers and suppliers to leverage the Company's services and distribution network, and provide innovative new services to industrial resellers. The Company is also continuing its efforts to cross sell janitorial and breakroom supplies into other channels as well as advancing e-business capabilities.

  •
  Sales growth of 2.6% for the year 2010 was largely driven by targeted growth initiatives that overcame lackluster economic conditions. The Company made significant progress on its growth strategies during 2010 including advancing its e-business capabilities, helping suppliers and resellers reduce supply chain costs, expanding its public sector business, adding new channel customers, and leveraging the Company's broad distribution platform to add industrial products to more distribution centers. While there are signs that segments of the economy are gradually improving, the Company's focus remains on growth initiatives that are not totally dependent on an economic recovery.

  •
  Net income for 2010 was $112.8 million and diluted earnings per share were $4.67 compared to 2009 net income of $101.0 million and diluted earnings per share of $4.19. Included in the 2010 results are a favorable $11.9 million (non-cash/pre-tax) adjustment to reverse vacation pay liabilities, a charge of $9.1 million (pre-tax) related to a voluntary early retirement and workforce realignment program, and an $8.8 million (non-cash/pre-tax) liability reversal for the termination of the post-retirement health care benefit plan. Excluding these non-operating items, adjusted net income for 2010 was $105.6 million and adjusted diluted earnings per share were $4.37. Included in the 2009 results were a $14.0 million favorable negotiated settlement with a service supplier and a $3.4 million pre-tax severance charge. Excluding these non-operating items, 2009 adjusted net income was $94.3 million and adjusted diluted earnings per share were $3.91. Record adjusted diluted earnings per share in 2010 of $4.37 were up 12% versus the adjusted 2009 amount.

  •
  Sales for 2010 increased 2.6% to approximately $4.8 billion. Industrial supplies led the growth with an increase of 22.8% over the prior year buoyed by improvement in the manufacturing sector and continued growth from the Company's investments and initiatives. Office products and technology also grew 3.9% and 2.0%, respectively. These favorable items were partially offset by furniture and janitorial/breakroom which declined 2.8% and 1.0%, respectively. Janitorial/breakroom was negatively impacted by difficult prior year flu-related product sales comparisons and the shift of some national account business that is now serviced directly by manufacturers.

  •
  Gross margin as a percent of sales for 2010 was 15.1% versus 14.7% in 2009. The gross margin rate in 2010 was favorable versus the prior year mainly due to increased supplier allowances resulting from volume growth and program enhancements. The Company's War on Waste (WOW) program also helped to partially offset margin pressures resulting from competitive pricing, lower product inflation, higher LIFO expense, and higher fuel costs. Going forward, gross margins are expected to benefit from sales growth and enhanced marketing programs to earn additional supplier allowances, as well as from WOW savings. These factors should more than counter the negative effects of a competitive pricing environment and higher fuel costs.

  •
  Operating expenses in 2010 were $520.8 million or 10.8% as a percent of sales for the year compared to $503.0 million or 10.7% in 2009. Excluding the non-operating items previously mentioned, adjusted operating expenses were $532.4 million or 11.0% of sales in 2010 compared to $513.6 million or 10.9% of sales in the prior year. Spending to support strategic initiatives was maintained and certain employee-related costs were reinstated throughout the year. Despite this, overall expenses as a percent of sales remained relatively constant. The Company will continue to target aggressive WOW savings as well as savings in the second half of 2011 from the early retirement and realignment actions.

  •
  Operating income was $209.8 million or 4.3% of sales in 2010 compared to $187.6 million or 4.0% of sales in the prior year. Excluding the non-operating items noted above, 2010 adjusted operating income was $198.2 million or 4.1% versus $177.0 million or 3.8% in 2009.

  •
  Operating cash flows for 2010 were $114.8 million versus $239.4 million in 2009. In 2010, inventory investments were made to support sales growth, while the prior-year's cash flow was higher due to a significant reduction in inventory. Cash flow used in investing activities was $42.7 million compared to the prior-year amount of $14.8 million. Included in the current year amount was $15.5 million related to an investment and an acquisition. Capital spending ended 2010 at $27.3 million versus $14.9 million in 2009.

  •
  During 2010, the Company repurchased 2.0 million shares of common stock for $113.2 million under its publicly-announced share repurchase programs. On October 25, 2010, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company's common stock. As of February 16, 2011, the Company had approximately $78.2 million remaining of its existing share repurchase authorizations from the Board of Directors.

  •
  During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. ("MBS Dev"), a software solutions provider to business products resellers, which allows the Company to accelerate e-business development and enable customers and suppliers to leverage the internet. The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals. The $3 million in deferred payments are to be paid to the former owners over the course of the next four years, the timing of which is based upon the achievement of certain financial goals. As a result of the acquisition, the Company recorded $14.2 million of goodwill, $3.7 million in intangible assets, and $4.3 million of liabilities, at fair value, to be paid for the deferred payments and the earn-out. At year end 2010, in accordance with accounting guidelines, the Company revalued the earn-out liabilities to $5.1 million based on the fair value of each earn-out as of that date and recorded a non-cash, pre-tax charge of $0.8 million in Other Expense, net. Net of cash held by MBS Dev at closing, the initial cash outlay was $10.5 million. In addition, during the second quarter of 2010, the Company invested $5 million to acquire a minority interest in the capital stock of a managed print services and technology solution business.

  •
  The Company announced two senior management changes during the year. First, Mr. Richard W. Gochnauer will resign from the position of Chief Executive Officer at the Company's annual shareholders' meeting in May 2011. Subsequent to this, Mr. P. Cody Phipps will become Chief Executive Officer of the Company. Mr. Phipps was named President and Chief Operating Officer of the Company in September 2010, and has contributed significantly to United Stationers' success during his seven years with the Company. In addition, Ms. Victoria J. Reich has decided to leave the Company for personal reasons by the end of 2011. Ms. Reich will remain in her role as Senior Vice President and Chief Financial Officer, participate in the identification and recruitment of her successor and provide continued support until the transition is complete.

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

In 2010, approximately 18% of the Company's estimated annual supplier allowances and incentives were fixed, which were earned based primarily on supplier participation in specific Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 82% of the Company's estimated supplier allowances and incentives in 2010 were variable, based solely on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company's sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

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

  Revenue Recognition

Revenue is recognized when a service is rendered or when title to the product has transferred to the customer. Management records an estimate for future product returns related to revenue recognized in the current period. This estimate is based on historical product return trends and the gross margin associated with those returns. Management also records customer rebates that are based on estimated annual sales volume to the Company's customers. Annual rebates earned by customers include growth components, volume hurdle components, and advertising allowances.

Shipping, handling and fuel costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs for inbound and outbound shipments are included in the Company's financial statements as a component of cost of goods sold and not netted against shipping and handling revenues. Net sales do not include sales tax charged to customers.

Additional revenue is generated from the sale of software licenses, delivery of subscription services (including the right to use and software maintenance services), and professional services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable, and collection is considered probable. If collection is not considered probable, the Company recognizes revenue when the fees are collected. If fees are not fixed and determinable, the Company recognizes revenues when the fees become due from the customer.

  Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown on the Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. To determine an estimate for an allowance for doubtful accounts, the Company makes judgments as to the collectability of accounts receivable based on historical trends and future expectations. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the appropriate allowance for doubtful accounts, management undertakes a two-step process. First, management reviews specific customer accounts receivable balances and specific customer circumstances to determine whether a further allowance is necessary. As part of this specific-customer analysis, management considers items such as account agings, bankruptcy filings, litigation, government investigations, historical charge-off patterns, accounts receivable concentrations and the current level of receivables compared with historical customer account balances. Second, a set of general allowance percentages are applied to accounts receivable generated as a result of sales. These percentages are based on historical trends for non-specific customer write-offs. Periodically, management reviews these allowance percentages, adjusting for current information and trends.

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

  Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. The Company tests goodwill for impairment annually and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the implied fair value of goodwill computed by independent appraisals. At our annual impairment test date of December 31, 2010, the Company's reporting units are not at risk of failing the first step of the goodwill impairment test prescribed by related accounting guidance.

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

  Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers' compensation, vehicle, property and general liability and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based upon historical trends and certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation and auto claims.

  Inventories

Inventory constituting approximately 79% of total inventory as of December 31, 2010 and 2009, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $84.7 million and $80.9 million higher than reported as of December 31, 2010 and December 31, 2009, respectively. The change in the LIFO reserve since December 31, 2009, resulted in a $3.8 million increase in cost of sales.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $29.8 million and $25.3 million remaining in inventory as of December 31, 2010 and December 31, 2009, respectively.

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

The current and deferred tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, in accordance with the accounting guidance on income taxes, the tax effects from uncertain tax positions are recognized in the

Consolidated Financial Statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The Company also accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

  Pension and Postretirement Health Benefits

For the year ending December 31, 2009, the rate of compensation increase was 3.75% prior to March 1, 2009. At that time, the Company froze pension service benefits for employees not covered by collective bargaining agreements. To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. There was no rate of compensation increase in 2010.

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Pension plan assumptions:
Assumed discount rate	5.75%	6.25%	6.25%
Rate of compensation increase	—	3.75%	3.75%
Expected long-term rate of return on plan assets	7.75%	8.25%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	5.75%	6.25%	6.25%

On April 15, 2010, the Company notified the participants that it would terminate its post-retirement health care benefit plan ("Retiree Medical Plan") effective December 31, 2010. The termination eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. During the twelve month period ended December 31, 2010, the company recorded a reduction of operating expense (pre-tax) of $8.8 million for the reversal of actuarially-based liabilities resulting from the termination of the Retiree Medical Plan. Costs associated with the Company's Retiree Medical Plan were $0.1 million for each of the years ended 2009 and 2008.

Calculating the Company's obligations and expenses related to its pension and Retiree Medical Plan requires using certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2010 was $2.5 million, compared to $6.3 million in 2009 and $5.6 million in 2008. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2010 of approximately $1.8 million and increased the year-end projected benefit obligation by $21.0 million.

Results for the Years Ended December 31, 2010, 2009 and 2008

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2010	2009	2008
Net sales	100.00%	100.00%	100.00%
Cost of goods sold	84.88	85.34	85.15

Gross margin	15.12	14.66	14.85
Operating expenses:
Warehousing, marketing and administrative expenses	10.78	10.68	10.99

Operating income	4.34	3.98	3.86
Interest expense, net	0.54	0.58	0.55
Other expense, net	0.01	0.00	0.16

Income from continuing operations before income taxes	3.79	3.40	3.15
Income tax expense	1.46	1.26	1.18

Net income	2.33%	2.14%	1.97%

The above table includes all items that are separately itemized in the tables below for 2010 and 2009. Operating expenses for 2008 included a $5.1 million gain on the sale of distribution centers, $4.7 million gain on sale of former corporate headquarters, and $6.7 million asset impairment charge.

Adjusted Operating Income and Diluted Earnings Per Share

The following table presents Adjusted Operating Income, Net Income and Diluted Earnings Per Share for the years ended December 31, 2010 and 2009 (in millions, except share data). The table shows Adjusted Operating Income, Net Income and Diluted Earnings per Share excluding the effects of the vacation pay policy change in 2010, early retirement/workforce realignment in 2010, Retiree Medical Plan termination in 2010, negotiated settlement with a service supplier in 2009, and the first quarter severance charges in 2009 (see "Comparison of Results for the Years Ended December 31, 2010 and 2009" below for more detail). Generally Accepted Accounting Principles require that the effects of these items be included in the Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2010		2009
	Amount	% to Net Sales	Amount	% to Net Sales
Sales	$4,832.2	100.00%	$4,710.3	100.00%

Gross profit	$730.6	15.12%	$690.6	14.66%

Operating expenses	$520.8	10.78%	$503.0	10.68%
Vacation pay policy change	11.9	0.25%	—	—
Early retirement/workforce realignment	(9.1)	(0.19)%	—	—
Retiree medical plan termination	8.8	0.18%	—	—
Negotiated settlement with a service supplier	—	—	14.0	0.30%
Severance charge	—	—	(3.4)	(0.08)%

Adjusted operating expenses	$532.4	11.02%	$513.6	10.90%

Operating income	$209.8	4.34%	$187.6	3.98%
Operating expense items noted above	(11.6)	(0.24)%	(10.6)	(0.22)%

Adjusted operating income	$198.2	4.10%	$177.0	3.76%

Net Income	$112.8		$101.0
Operating expense items noted above	(7.2)		(6.7)

Adjusted net income	$105.6		$94.3

Net income per share—diluted	$4.67		$4.19
Per share operating expense items noted above	(0.30)		(0.28)

Adjusted net income per share—diluted	$4.37		$3.91

Adjusted net income per diluted share—growth rate over the prior year period	12%
Weighted average number of common shares—diluted	24,143		24,096

Comparison of Results for the Years Ended December 31, 2010 and 2009

Net Sales.    Net sales for the year ended December 31, 2010 were approximately $4.8 billion, up 2.6%, compared with $4.7 billion in 2009. The following table shows net sales by product category for 2010 and 2009 (in millions):

	Years Ended December 31,
	2010	2009(1)
Technology products	$1,666.4	$1,633.2
Traditional office products (including cut-sheet paper)	1,333.6	1,283.4
Janitorial and breakroom supplies	1,106.5	1,117.7
Office furniture	345.6	355.6
Industrial supplies	282.3	229.8
Freight revenue	83.8	80.3
Other	14.0	10.3

Total net sales	$4,832.2	$4,710.3

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category increased 2.0% in 2010 compared to 2009. This category continues to represent the largest percentage of the Company's consolidated net sales in 2010 accounting for about 35%. Printer imaging growth and double-digit growth in hardware contributed to this sales increase. Overall, gains from growth strategies were partially offset by timing shifts and the Company's decision to exit low-margin business. Technology sales continue to be driven through targeted marketing programs, growth in private brands, expansion of product portfolio, and managed print services.

Sales of traditional office products in 2010 rose 3.9% versus 2009. Traditional office supplies represented approximately 28% of the Company's consolidated net sales for 2010. Cut sheet paper and traditional office products both grew reflecting gains from the Company's strategic growth initiatives including business garnered through supply chain efficiency work with various buying groups and suppliers. These efforts more than offset generally slow market conditions throughout the year.

Sales of janitorial and breakroom supplies declined 1.0% in 2010 as compared to 2009. This category accounted for nearly 23% of the Company's 2010 consolidated net sales. Slowing sales due to lower flu-related product sales and the shift of some volume direct to the manufacturer were partially offset by growth initiatives.

Office furniture sales in 2010 were down 2.8% compared to 2009. Office furniture accounted for approximately 7% of the Company's 2010 consolidated net sales. This category, which typically has higher margins, has been slowly recovering from the recession as consumers put off high dollar discretionary purchases of furniture. Current year growth trends are favorable to the declines seen in 2009 as investments to serve the contract furniture dealer channel are starting to show progress.

Sales of industrial supplies increased 22.8%, reflecting a more favorable economic environment with improvement in the manufacturing sector, continued growth from investments, and strong execution of sales initiatives. This category accounted for 6% of the Company's net sales in 2009.

The remainder of the Company's consolidated net sales came from freight, advertising and software related revenue.

Gross Profit and Gross Margin Rate.    Gross profit for 2010 was $730.6 million, compared to $690.6 million in 2009. Gross profit as a percentage of net sales (the gross margin rate) for 2010 was 15.1%, as compared to 14.7% for 2009. The 2010 gross margin rate improved approximately 60 basis points (bps) as a percent of sales due to increased supplier allowances resulting from the achievement of higher rebate rates through volume growth and supplier program enhancements. The Company also leveraged occupancy margin costs which improved 10 bps as sales rose and renegotiated leases brought overall costs down. These items were partially offset by competitive pricing pressures combined with a product mix shift (10 bps) and lower product cost inflation (15 bps). Gross margin also benefited from WOW savings which helped to offset increasing fuel costs.

Operating Expenses.    Operating expenses in 2010 were $520.8 million or 10.8% as a percent of sales for the year compared to $503.0 million or 10.7% in 2009. Excluding the non-operating items previously mentioned, adjusted operating expenses were $532.4 million or 11.0% of sales in 2010 compared to $513.6 million or 10.9% of sales in the prior year. The reinstatement of certain employee-related costs throughout the year added approximately 50 bps to the operating expense ratio. Spending to support strategic initiatives was also maintained which raised employee related costs and headcount. Despite these cost restorations and investments in the business, overall expenses as a percent of sales remained relatively constant. This is due to several factors. First, lower depreciation costs of 10 bps resulted from lower capital spending in the past several years. In addition, bad debt costs declined by 10 bps as the credit environment appeared to be slowly improving and bad debt as a percent of sales returned to more typical, historic levels for the Company. Lastly, rising inventory levels contributed approximately 20 bps improvement in operating expenses as the amount of inventory capitalized was higher than in the prior year. WOW savings also helped to offset the higher variable compensation and spending on growth initiatives.

Interest Expense, net.    Net interest expense for 2010 was $26.0 million, compared with $27.3 million in 2009. Interest expense declined slightly as average outstanding debt declined slightly from 2009.

Other Expense, net.    Other Expense for 2010 was $0.8 million, compared with $0.2 million in 2009. Net Other Expense for 2010 reflected an accounting charge to bring prior acquisition earn-out liabilities to fair value. Net Other Expense for 2009 reflected costs associated with the sale of certain trade accounts receivable through the Company's Prior Receivables Securitization Program. The Prior Receivables Securitization Program was terminated in the first quarter of 2009. This program was replaced with the Current Receivables Securitization Program which qualifies for on-balance sheet treatment meaning that all borrowing costs from the 2009 Receivables Securitization Program are included in Interest Expense, net. There have been no borrowings under the 2009 Receivables Securitization Program because of significantly reduced funding requirements resulting from strong operating cash flow.

Income Taxes.    Income tax expense was $70.2 million in 2010, compared with $59.1 million in 2009. The Company's effective tax rate was 38.4% in 2010, compared to 36.9% in 2009. This effective tax rate increase relates to higher income tax contingencies and the mix of income between jurisdictions and legal entities.

Net Income.    Net income for 2010 was $112.8 million and diluted earnings per share were $4.67 compared to 2009 net income of $101.0 million and diluted earnings per share of $4.19. Included in the 2010 results are a favorable $11.9 million (non-cash/pre-tax) adjustment to reverse vacation pay liabilities, a charge of $9.1 million (pre-tax) related to an early retirement/workforce realignment program, and an $8.8 million (non-cash/pre-tax) liability reversal for the termination of the Retiree Medical Plan. Excluding these non-operating items, adjusted net income for 2010 was $105.6 million and adjusted diluted earnings per share were $4.37. Included in the 2009 results were a $14.0 million favorable negotiated settlement with a service supplier and a $3.4 million pre-tax severance charge. Excluding these non-operating items, 2009 adjusted net income was $94.3 million and adjusted diluted earnings per share were $3.91. Record adjusted diluted earnings per share in 2010 of $4.37 were up 12% versus the adjusted 2009 amount.

Comparison of Results for the Years Ended December 31, 2009 and 2008

Net Sales.    Net sales for the year ended December 31, 2009 were approximately $4.7 billion, down 5.2%, on a workday adjusted basis, compared with $5.0 billion in 2008. The following table shows net sales by product category for 2009 and 2008 (in millions):

	Years Ended December 31,
	2009(1)	2008(1)
Technology products	$1,633.2	$1,682.6
Traditional office products (including cut-sheet paper)	1,283.4	1,346.5
Janitorial and breakroom supplies	1,117.7	1,053.4
Office furniture	355.6	504.0
Industrial supplies	229.8	300.9
Freight revenue	80.3	90.9
Other	10.3	8.6

Total net sales	$4,710.3	$4,986.9

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category declined 2.6%, after adjusting for one less selling day, in 2009 compared to 2008. This category continues to represent the largest percentage of the Company's consolidated net sales and accounted for approximately 35% for 2009. Discretionary products in this category experienced a year-over-year decline while consumables were relatively flat to the prior year. Increased penetration and sales of the Company's Innovera private brand products, mainly in imaging and supplies, helped limit the overall decline in this category versus the prior year.

Sales of traditional office products in 2009 fell 4.3% per selling day versus 2008. Traditional office supplies represented approximately 27% of the Company's consolidated net sales for 2009. While the decline can be attributed to reduced sales of durable products, there was 4.4% growth within this category in cut-sheet paper sales, which typically earn a lower margin than other traditional office products sales.

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

Office furniture sales in 2009 were down 29.2%, after adjusting for selling days, compared to 2008. Office furniture accounted for approximately 8% of the Company's 2009 consolidated net sales. This category, which typically has higher margins, has been negatively impacted by the recession as consumers put off high dollar discretionary purchases of furniture.

Sales of industrial supplies declined 23.3% per selling day, reflecting the overall decline in the United States manufacturing, pipeline, and commercial construction activity, combined with continued de-stocking in the distributor channel. This category accounted for 5% of the Company's net sales in 2009.

The remainder of the Company's consolidated net sales came from freight and advertising revenue.

Gross Profit and Gross Margin Rate.    Gross profit for 2009 was $690.6 million, compared to $740.7 million in 2008. Gross profit as a percentage of net sales (the gross margin rate) for 2009 was 14.7%, as compared to 14.9% for 2008. The 2009 gross margin rate declined 20 basis points (bps) from 2008 due to: a less favorable sales product mix as consumers moved to more value driven and consumable commodities, reducing pricing margin by 20 bps; a 75 bps decline from lower product cost inflation during 2009 and reduced purchasing activity throughout the year, which spurred a 15 bps decline in supplier allowances and purchase discounts. Partially offsetting these declines were a 60 bps favorable LIFO change related to reduced inflation, inventory mix and inventory decrements and a 30 bps improvement in freight related components, driven by cost containment initiatives and lower fuel costs.

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

The Company's outstanding debt under GAAP, together with funds generated from the sale of accounts receivable under the Company's Current Receivables Securitization Program (as defined below), consisted of the following amounts (in thousands):

	As of December 31, 2010	As of December 31, 2009
2007 Credit Agreement—Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement—Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800

Debt under GAAP	441,800	441,800
Stockholders' equity	759,598	706,713

Total capitalization	$1,201,398	$1,148,513

Debt-to-total capitalization ratio	36.8%	38.5%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2010, is summarized below (in millions):

Availability
Maximum financing available under:
2007 Credit Agreement—Revolving Credit Facility	$425.0
2007 Credit Agreement—Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	100.0
Industrial Development Bond	6.8

Maximum financing available		$866.8
Amounts utilized:
2007 Credit Agreement—Revolving Credit Facility	100.0
2007 Credit Agreement—Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program	—
Outstanding letters of credit	18.6
Industrial Development Bond	6.8

Total financing utilized		460.4

Available financing, before restrictions		406.4
Restrictive covenant limitation		57.6

Available financing as of December 31, 2010		$348.8

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

  Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2010 (in thousands):

	Payment due by period
Contractual obligations	2011	2012 & 2013	2014 & 2015	Thereafter	Total
Debt	$6,800	$300,000	$135,000	$—	$441,800
Fixed interest payments on long-term debt(1)	19,427	13,821	—	—	33,248
Operating leases	49,973	88,249	58,286	56,909	253,417
Purchase obligations	1,063	701	202	—	1,966

Total contractual cash obligations	$77,263	$402,771	$193,488	$56,909	$730,431

(1)
The Company has entered into several interest rate swap transactions on a portion of its long-term debt. The fixed interest payments noted in the table are based on the notional amounts and fixed rates inherent in the swap transactions and related debt instruments. For more detail see Note 20, "Derivative Financial Instruments", in the Notes to the Consolidated Financial Statements. In addition, as of December 31, 2010 and 2009 the Company has $6.8 million of outstanding debt that is based on variable market rates not subject to the Company's interest rate swap transactions. The projected interest payments on this portion of the Company's outstanding debt are not included in this table. See Note 9, "Long-Term Debt" for further detail.

At December 31, 2010, the Company had a liability for unrecognized tax benefits of $4.5 million as discussed in Note 15, "Income Taxes", and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

  Credit Agreement and Other Debt

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the "Current Receivables Securitization Program" or the "Current Program") that replaced the securitization program that USI terminated on March 2, 2009 (the "Prior Receivables Securitization Program" or the "Prior Program"). The parties to the Current Program are USI, USSC, United Stationers Financial Services ("USFS"), and United Stationers Receivables, LLC ("USR"), and Bank of America, National Association ("Bank of America") and Enterprise Funding Company LLC ("Enterprise" and, together with Bank of America and Enterprise, the "Investors"). The Current Program is governed by the following agreements:

  •
  The Transfer and Administration Agreement among USSC, USFS, USR and the Investors;

  •
  The Receivables Sale Agreement between USSC and USFS;

  •
  The Receivables Purchase Agreement between USFS and USR; and

  •
  The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary USS Receivables Company, Ltd. ("USSRC"), upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of the Investors. The maximum investment to USR at any one time outstanding under the Current Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the Current Program has been terminated. The maturity date of the Current Program is November 23, 2013, subject to the extension of the commitments of the Investors under the Current Program, which expire on January 20, 2012.

The receivables sold to Bank of America will remain on USI's Condensed Consolidated Balance Sheet, and amounts advanced to USR by Bank of America or any successor Investor will be recorded as debt on USI's Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI's income statement. As of December 31, 2010 and 2009, $405.5 million and $445.3 million, respectively, of receivables had been sold to the agent. However, no amounts had been borrowed by USR as of those periods ending December 31, 2010 and 2009.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $18.6 million and $17.9 million as of December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010 and 2009 funding levels (including amounts sold under the Current Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of December 31, 2010 and 2009, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in December 2011 and carries market-based interest rates.

Refer to Note 9, "Long-Term Debt", for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the years ended December 31, 2010, 2009 and 2008 are summarized below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$114,823	$239,395	$(129,305)
Net cash used in investing activities	(42,745)	(14,829)	(28,366)
Net cash (used in) provided by financing activities	(69,355)	(216,667)	146,430

  Cash Flows From Operations

Net cash provided by operating activities for the year ended December 31, 2010 totaled $114.8 million, compared with net cash provided by operating activities of $239.4 million in 2009. In 2010, inventory investments were made to support sales growth, while the prior-year's cash flow was higher due to a significant reduction in inventory. These inventory reductions accounted for a cash inflow of approximately $89.8 million in 2009, while the 2010 re-investments led to cash outflows of $92.1 million. This reduction in 2010 operating cash flows versus 2009 was partially offset by an $11.8 million increase in net income and improved receivables collections leading to a cash inflow of $13.9 million in 2010 versus a $31.2 million reduction in 2009 (net $45.1 million favorable change).

Net cash provided by operating activities for the year ended December 31, 2009 totaled $239.4 million, compared with net cash used in operating activities of $129.3 million in 2008. After excluding the impacts of accounts receivable sold under the Receivables Securitization Program (see table below), cash flows provided by operating activities were $262.4 million for 2009 compared to adjusted cash flows provided by operating activities of $95.7 million for 2008. Adjusted operating cash flows for 2009 were favorably impacted by a return of accounts payable balances to more typical levels, as a percentage of inventories, at December 31, 2009. Payables were at $390.9 million at December 31, 2009 up from $341.1 million at December 31, 2008 due to the timing of inventory purchases and investment buys. Favorability was also seen with inventories declining $89.6 million to $590.9 million at December 31, 2009 from $680.5 million at December 31, 2008. These two items combined accounted for approximately $139.4 million of the increase in adjusted operating cash flows compared to 2008.

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

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the years ended December 31, 2010, 2009 and 2008 is provided below as an additional liquidity measure (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$114,823	$239,395	$(129,305)
Excluding the change in accounts receivable sold	—	23,000	225,000

Net cash provided by operating activities excluding the effects of receivables sold	$114,823	$262,395	$95,695

Cash Flows From Financing Activities:
Net cash (used in) provided by financing activities	$(69,355)	$(216,667)	$146,430
Including the change in accounts receivable sold	—	(23,000)	(225,000)

Net cash (used in) provided by financing activities including the effects of receivables sold	$(69,355)	$(239,667)	$(78,570)

  Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2010, 2009 and 2008 was $42.7 million, $14.8 million, and $28.4 million, respectively. Gross capital spending for 2010 and 2009 was $27.3 million and $14.9 million, respectively, which was used for various investments in information technology systems, technology hardware, and distribution center equipment including several facility projects. Capital spending rose in 2010 as the economy began to stabilize and the Company made investments in various growth initiatives and other infrastructure projects. Also included in 2010 investing cash flows was $15.5 million related to the acquisition of MBS Dev and an investment in a managed print services and technology solution business. During 2008, the Company used cash for investing activities to acquire Emco Distribution LLC for $15.2 million. Capital spending for 2008 was $31.7 million which was used for various investments in information technology systems, technology hardware, and distribution center equipment including several facility projects. Proceeds from the sales of two distribution centers and the Company's former corporate headquarters were $18.2 million. The Company expects gross capital spending (before the impact of any sales proceeds) for 2011 to be approximately $35 million.

  Cash Flows From Financing Activities

The Company's cash flow from financing activities is largely dependent on levels of borrowing under the Company's credit agreements and the acquisition or issuance of treasury stock.

Net cash used in financing activities for 2010 and 2009 totaled $69.4 million and $216.7 million, respectively, compared to a source of cash of $146.4 million in 2008. Adjusted to include the change in accounts receivable sold, as noted above, 2009 and 2008 financing cash flows were a use of cash of $239.7 million and $78.6 million, respectively. The reduction in cash outflows from 2009 to 2010 reflects repayments of borrowings of $244.3 million in 2009 versus no such repayments in 2010 and net proceeds from share-based compensation arrangements of $38.5 million in 2010 compared to $4.8 million in 2009. These favorable items totaling $278.0 million were partially offset by share repurchases of $113.2 million in 2010 while there were no such repurchases in 2009. The change from 2008 to 2009 reflects a $231.4 million change in cash used to reduce net borrowings. This was partially offset by a reduction in share repurchases of $67.5 million from 2008 to 2009.

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

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers' price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company's customers. Conversely, when manufacturers' prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company's net sales, gross margins and net income. See the information under the heading "Comparison of Results for the Years Ended December 31, 2010 and 2009" in Part I, Item 7 of this Annual Report or Form 10-K for further analysis on these changes in prices in 2010.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance now codified within Accounting Standards Codification ("ASC") Topic 810 "Consolidations", which requires entities to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on the Company's financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor's performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the Company. Early application is permitted. The adoption of ASU 2009-13 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2009, the FASB issued ASU 2009-16, "Accounting for Transfers of Financial Assets". This ASU eliminates the concept of a "qualifying special-purpose entity," clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor's continuing involvement with transferred financial assets. The adoption of this ASU did not have any impact on the consolidated financial statements.

In January 2010, the FASB issued ASC Topic 820 "Fair Value Measurements and Disclosures", which updated and clarified previously issued guidance to improve disclosures about fair value measurements. These new disclosures include stating separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, it states that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC Topic 820 did not have an impact on the Company's financial position and/or its results of operations. See Note 21, "Fair Value Measurements", for information and related disclosures regarding the Company's fair value measurements.

In February 2010, the FASB issued ASU 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2010-09"), which eliminated the requirement under ASC Topic 855, "Subsequent Events" ("ASC 855") for SEC registrants to disclose the date through which they have evaluated subsequent events in the financial statements. The Company adopted the provisions of ASU 2010-09 upon issuance with no material impact to the financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". This Update is intended to provide financial statement users with additional information to assist them in assessing credit risk exposures and the adequacy of the allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on and after December 15, 2010. The impact of adoption did not have a significant impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations" (Topic 805). This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risks is principally limited to the Company's outstanding debt at December 31, 2010 and 2009 of $441.8 million. As of December 31, 2010, 98% of the Company's outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the LIBOR or the applicable commercial paper rates related to the Receivables Securitization Program. While the Company does have $441.8 million of outstanding debt with interest based on variable market rates at December 31, 2010 and 2009, the Company has hedged $435.0 million of this debt with three separate fixed interest rate swaps. See Note 2, "Summary of Significant Accounting Policies", and Note 20, "Derivative Financial Instruments", to the Consolidated Financial Statements. As of December 31, 2010 and 2009, the overall weighted average effective borrowing rate of the Company's debt was 5.0%. At year-end $6.8 million of outstanding debt was based on variable market rates not subject to the Company's interest rate swap transactions. A 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment. That assessment was supported by testing and monitoring performed both by the Company's Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2010, the Company's internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of United Stationers Inc.

We have audited United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Management Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Stationers Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2011

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$4,832,237	$4,710,291	$4,986,878
Cost of goods sold	4,101,682	4,019,650	4,246,199

Gross profit	730,555	690,641	740,679
Operating expenses:
Warehousing, marketing and administrative expenses	520,754	503,013	548,222

Operating income	209,801	187,628	192,457
Interest expense	26,229	27,797	28,563
Interest income	(237)	(474)	(1,048)
Other expense, net	809	204	8,079

Income before income taxes	183,000	160,101	156,863
Income tax expense	70,243	59,116	58,449

Net income	$112,757	$100,985	$98,414

Net income per share—basic:
Net income per share—basic	$4.86	$4.32	$4.17

Average number of common shares outstanding—basic	23,188	23,370	23,578
Net income per share—diluted:
Net income per share—diluted	$4.67	$4.19	$4.13

Average number of common shares outstanding—diluted	24,143	24,096	23,847

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$21,301	$18,555
Accounts receivable, less allowance for doubtful accounts of $29,079 in 2010 and $35,216 in 2009	628,119	641,317
Inventories	684,091	590,854
Other current assets	31,895	33,026

Total current assets	1,365,406	1,283,752
Property, plant and equipment, at cost:
Land	12,268	12,259
Buildings	58,822	58,768
Fixtures and equipment	280,194	266,924
Leasehold improvements	23,959	22,994
Capitalized software costs	66,108	61,389

Total property, plant and equipment	441,351	422,334
Less—accumulated depreciation and amortization	306,050	287,302

Net property, plant and equipment	135,301	135,032
Intangible assets, net	61,441	62,932
Goodwill	328,581	314,429
Other	17,934	12,371

Total assets	$1,908,663	$1,808,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$421,566	$390,883
Accrued liabilities	186,387	171,366
Short-term debt	6,800	—

Total current liabilities	614,753	562,249
Deferred income taxes	14,053	4,052
Long-term debt	435,000	441,800
Other long-term liabilities	85,259	93,702

Total liabilities	1,149,065	1,101,803
Stockholders' equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—37,217,814 in 2010 and 2009	3,722	3,722
Additional paid-in capital	400,910	387,131
Treasury stock, at cost—14,123,953 and 13,237,495 shares at December 31, 2010 and 2009, respectively	(772,698)	(700,294)
Retained earnings	1,170,831	1,058,074
Accumulated other comprehensive loss, net of tax	(43,167)	(41,920)

Total stockholders' equity	759,598	706,713

Total liabilities and stockholders' equity	$1,908,663	$1,808,516

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2007	37,217,814	$3,722	(12,645,513)	$(650,187)	$376,379	$(14,952)	$859,292	$574,254

Net income	—	—	—	—	—	—	98,414	98,414
Unrealized translation adjustments	—	—	—	—	—	(3,585)	—	(3,585)
Minimum pension liability adjustments, net of tax benefits of $17,059	—	—	—	—	—	(27,715)	—	(27,715)
Unrealized loss on interest rate swaps, net of tax benefit of $11,800	—	—	—	—	—	(19,172)	—	(19,172)

Comprehensive (loss) income	—	—	—	—	—	(50,472)	98,414	47,942
Adjustments to apply SFAS No. 158, net of tax benefit of $88	—	—	—	—	—	474	(617)	(143)
Acquisition of treasury stock	—	—	(1,233,199)	(67,477)	—	—	—	(67,477)
Stock compensation	—	—	190,869	4,720	6,342	—	—	11,062

As of December 31, 2008	37,217,814	$3,722	(13,687,843)	$(712,944)	$382,721	$(64,950)	$957,089	$565,638

Net income	—	—	—	—	—	—	100,985	100,985
Unrealized translation adjustments	—	—	—	—	—	574	—	574
Minimum pension liability adjustments, net of tax loss of $10,502	—	—	—	—	—	17,135	—	17,135
Unrealized benefit on interest rate swaps, net of tax loss of $3,261	—	—	—	—	—	5,321	—	5,321

Comprehensive income	—	—	—	—	—	23,030	100,985	124,015
Stock compensation	—	—	450,348	12,650	4,410	—	—	17,060

As of December 31, 2009	37,217,814	$3,722	(13,237,495)	$(700,294)	$387,131	$(41,920)	$1,058,074	$706,713

Net income	—	—	—	—	—	—	112,757	112,757
Unrealized translation adjustments	—	—	—	—	—	994	—	994
Minimum pension liability adjustments, net of tax benefit of $1,690	—	—	—	—	—	(2,770)	—	(2,770)
Unrealized benefit on interest rate swaps, net of tax loss of $326	—	—	—	—	—	529	—	529

Comprehensive (loss) income	—	—	—	—	—	(1,247)	112,757	111,510
Acquisition of treasury stock	—	—	(2,005,793)	(116,310)	—	—	—	(116,310)
Stock compensation	—	—	1,119,335	43,906	13,779	—	—	57,685

As of December 31, 2010	37,217,814	$3,722	(14,123,953)	$(772,698)	$400,910	$(43,167)	$1,170,831	$759,598

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$112,757	$100,985	$98,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	31,669	35,797	38,683
Amortization of intangible assets	5,171	4,950	4,774
Amortization of capitalized financing costs	735	927	924
Write-off of capitalized software development costs	—	—	6,735
Share-based compensation	14,100	12,266	8,971
Excess tax benefits related to share-based compensation	(5,477)	(712)	(72)
Loss (gain) on the disposition of property, plant and equipment	117	566	(9,851)
Deferred income taxes	12,916	(10,340)	447
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease (increase) in accounts receivable	13,928	(31,175)	(185,728)
(Increase) decrease in inventories	(92,055)	89,815	39,530
(Increase) decrease in other assets	(2,593)	2,106	(14,752)
Increase (decrease) in accounts payable	35,384	647	(76,449)
(Decrease) increase in checks in-transit	(5,178)	49,244	(31,566)
Increase (decrease) in accrued liabilities	4,550	(18,212)	(14,137)
(Decrease) increase in other liabilities	(11,201)	2,531	4,772

Net cash provided by (used in) operating activities	114,823	239,395	(129,305)
Cash Flows From Investing Activities:
Capital expenditures	(27,276)	(14,924)	(31,713)
Proceeds from the disposition of property, plant and equipment	58	95	18,238
Acquisitions and investment, net of cash acquired	(15,527)	—	(14,891)

Net cash used in investing activities	(42,745)	(14,829)	(28,366)
Cash Flows From Financing Activities:
Net (repayments) borrowings under Revolving Credit Facility	—	(221,300)	212,100
Payment of debt issuance costs	(99)	(897)	(256)
Net proceeds from the exercise of stock options	38,450	4,818	2,019
Acquisition of treasury stock, at cost	(113,183)	—	(67,505)
Excess tax benefits related to share-based compensation	5,477	712	72

Net cash (used in) provided by financing activities	(69,355)	(216,667)	146,430
Effect of exchange rate changes on cash and cash equivalents	23	(6)	(54)

Net change in cash and cash equivalents	2,746	7,893	(11,295)
Cash and cash equivalents, beginning of period	18,555	10,662	21,957

Cash and cash equivalents, end of period	$21,301	$18,555	$10,662

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. ("USI") with its wholly owned subsidiary United Stationers Supply Co. ("USSC"), and USSC's subsidiaries (collectively, "United" or the "Company"). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading national wholesale distributor of business products, with net sales of approximately $4.8 billion for the year ended December 31, 2010. The Company stocks about 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company sells its products through a national distribution network of 64 distribution centers to its over 25,000 reseller customers, who in turn sell directly to end-consumers. The Company's customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors.

Acquisition and Investment

During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. ("MBS Dev"), a software solutions provider to business products resellers, which allows the Company to accelerate e-business development and enable customers and suppliers to utilize the internet. The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals. The $3 million in deferred payments are to be paid to the former owners over the course of the next four years, the timing of which is based upon the achievement of certain financial goals. As a result of the acquisition, the Company recorded $14.2 million of goodwill, $3.7 million in intangible assets, and $4.3 million of liabilities, at fair value, related to the deferred payments and the earn-out. At year end 2010, in accordance with accounting guidelines, the Company revalued the earn-out liabilities to $5.1 million based on the fair value of each earn-out as of that date and recorded a non-cash, pre-tax charge of $0.8 million in Other Expense, net. Net of cash held by MBS Dev at closing, the initial cash outlay was $10.5 million.

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

The Company reclassified certain software costs related to ORS Nasco acquisition in 2008 from "Fixtures and equipment" to "Capitalized software costs". The reclassification began in the fourth quarter of 2010, with prior periods updated to conform to this presentation. For the year ended December 31, 2009, $5.5 million was reclassified to "Capitalized software costs" out of "Fixtures and equipment".

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company's overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $80.8 million and $78.2 million as of December 31, 2010 and 2009, respectively. These receivables are included in "Accounts receivable" in the Consolidated Balance Sheets.

In 2010, approximately 18% of the Company's annual supplier allowances and incentives were fixed, which are earned based primarily on supplier participation in specific Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

The remaining 82% of the Company's annual supplier allowances and incentives in 2010 were variable, based solely on the volume and mix of the Company's product purchases from suppliers. These variable allowances are recorded based on the Company's annual inventory purchase volumes and product mix and are included in the Company's Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company's sales volume (which can increase or reduce inventory purchase requirements) and changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates) can create fluctuations in variable supplier allowances.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company's overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Customer rebates of $56.1 million and $59.5 million as of December 31, 2010 and 2009, respectively, are included as a component of "Accrued liabilities" in the Consolidated Balance Sheets.

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

Additional revenue is generated from the sale of software licenses, delivery of subscription services (including the right to use and software maintenance services), and professional services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable, and collection is considered probable. If collection is not considered probable, the Company recognizes revenue when the fees are collected. If fees are not fixed and determinable, the Company recognizes revenues when the fees become due from the customer.

Share-Based Compensation

At December 31, 2010, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. See Note 3 to the Consolidated Financial Statements.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown on the Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. The Company makes judgments as to the collectability of trade accounts receivable based on historical

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible, or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company's trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers' compensation, vehicle, property and general liability and certain employee health benefits. The Company records an expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers' compensation and auto claims.

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2010, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 79% of total inventory as of December 31, 2010 and 2009, has been valued under the last-in, first-out ("LIFO") accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out ("FIFO") accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $84.7 million and $80.9 million higher than reported as of December 31, 2010 and December 31, 2009, respectively. The annual change in the LIFO reserve as of December 31, 2010, 2009 and 2008, resulted in a $3.8 million increase, a $3.8 million reduction, and a $24.3 million increase, respectively, in cost of sales. During 2009 and 2008, inventory quantities for the portion of inventory accounted for under the LIFO accounting method were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in years prior to 2009 and 2008, respectively, as compared with the cost of purchases in each of those years. In 2009, these liquidations resulted in LIFO income of $18.6 million partially offset by LIFO expense of $14.8 million related to 2009 inflation. In 2008, these liquidations resulted in LIFO income of $5.4 million partially offset by $29.7 million related to 2008 inflation.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $29.8 million and $25.3 million remaining in inventory as of December 31, 2010 and December 31, 2009, respectively.

Pension and Postretirement Health Benefits

The Company implemented a plan to freeze pension service benefits for employees not covered by collective bargaining agreements. The plan freeze was put in place effective March 1, 2009.

On April 15, 2010, the Company notified the participants that it would terminate the Retiree Medical Plan effective December 31, 2010. The termination eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. During the twelve month period ended December 31, 2010, the company recorded a pre-tax gain of $8.8 million for the reversal of actuarially-based liabilities resulting from the amendment of the Retiree Medical Plan. Costs associated with the Company's Retiree Medical Plan were $0.1 million for each of the years ended 2009 and 2008.

The Company adopted the recognition and related disclosure provisions of Financial Accounting Standards Board ("FASB") accounting guidance related to employers' accounting for defined benefit pension and other postretirement plans on December 31, 2006 for its pension and Retiree Medical Plan. The Company has adopted the measurement date provisions of this accounting guidance for the fiscal year ending December 31, 2008, in accordance with the statement. This adoption measures the plan assets and benefit obligations as of the Company's fiscal year end.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Calculating the Company's obligations and expenses related to its pension and Retiree Medical Plan requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2010 was $2.5 million, compared to $6.3 million and $5.6 million in 2009 and 2008, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company's primary disbursement accounts. Under the Company's cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2010, and 2009, outstanding checks totaling $83.3 million and $88.4 million, respectively, were included in "Accounts payable" in the Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

	As of December 31,
	2010	2009
Cash	14,301	$10,655
Short-term investments	7,000	7,900

Total cash and cash equivalents	$21,301	$18,555

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the assets. The estimated useful life assigned to fixtures and equipment is from two to ten years; the estimated useful life assigned to buildings does not exceed forty years; leasehold improvements are amortized over the lesser of their useful lives or the term of the applicable lease. Repair and maintenance costs are charged to expense as incurred.

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

	As of December 31,
	2010	2009
Capitalized software development costs	$66,108	$61,389
Write-off of capitalized software development costs	—	(271)
Accumulated amortization	(47,770)	(44,996)

Net capitalized software development costs	$18,338	$16,122

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

The current and deferred tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management's estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, in accordance with the accounting guidance on income taxes, the tax effects from uncertain tax positions are recognized in the Consolidated Financial Statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

New Accounting Pronouncements

In June 2009, the FASB issued guidance now codified within ASC Topic 810, "Consolidations", which requires entities to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on the Company's financial position or results of operations.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements". ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor's performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the Company. Early application is permitted. The adoption of ASU 2009-13 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2009, the FASB issued ASU 2009-16, "Accounting for Transfers of Financial Assets". This ASU eliminates the concept of a "qualifying special-purpose entity," clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor's continuing involvement with transferred financial assets. The adoption of this ASU did not have any impact on the consolidated financial statements.

In January 2010, the FASB issued ASC Topic 820 "Fair Value Measurements and Disclosures", which updated and clarified previously issued guidance to improve disclosures about fair value measurements. These new disclosures include stating separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, it states that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC Topic 820 did not have an impact on the Company's financial position and/or its results of operations. See Note 21, "Fair Value Measurements", for information and related disclosures regarding the Company's fair value measurements.

In February 2010, the FASB issued ASU 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2010-09"), which eliminated the requirement under ASC Topic 855, "Subsequent Events" ("ASC 855") for SEC registrants to disclose the date through which they have evaluated subsequent events in the financial statements. The Company adopted the provisions of ASU 2010-09 upon issuance with no material impact to the financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This Update is intended to provide financial statement users with additional information to assist them in assessing credit risk exposures and the

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

adequacy of the allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on and after December 15, 2010. The impact of adoption did not have a significant impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations" (Topic 805). This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 is not expected to have a material impact on the Company's financial position or results of operations.

3. Share-Based Compensation

Overview

As of December 31, 2010, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan ("LTIP")

In March 2004, the Company's Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company's shareholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options. During 2010, the Company granted 151,837 shares of restricted stock and 124,816 restricted stock units (RSUs) under the LTIP. The Company granted no stock options under the LTIP during 2010.

Nonemployee Directors' Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company's common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company's common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense of $0.1 million, $0.1 million, and $0.3 million, respectively. As of December 31, 2010, 2009 and 2008, the accumulated number of stock units outstanding under this plan was 41,927; 39,568; and 46,203; respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Pre-tax expense	$14,100	$12,266	$8,971
Tax effect	(5,412)	(4,529)	(3,343)
After tax expense	8,688	7,737	5,628
Denominator:
Denominator for basic shares—Weighted average shares	23,188	23,370	23,578
Denominator for diluted shares—Adjusted weighted average shares and the effect of dilutive securities	24,143	24,096	23,847
Net expense per share:
Net expense per share—basic	$0.37	$0.33	$0.24
Net expense per share—diluted	$0.36	$0.32	$0.24

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options
(in thousands of dollars)

	Outstanding	Exercisable
As of December 31, 2010	$19,937	$19,937
As of December 31, 2009	29,534	29,510
As of December 31, 2008	1,926	1,926

Intrinsic Value of Options Exercised
(in thousands of dollars)

For the year ended
December 31, 2010	$21,347
December 31, 2009	1,862
December 31, 2008	1,301

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares
(in thousands of dollars)

Outstanding
As of December 31, 2010	$49,856
As of December 31, 2009	40,090
As of December 31, 2008	8,609

Intrinsic Value of Restricted Shares Vested
(in thousands of dollars)

For the year ended
December 31, 2010	$9,079
December 31, 2009	3,628
December 31, 2008	1,617

As of December 31, 2010, there was $21.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Accounting guidance on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the years ended December 31, 2010, 2009 and 2008, respectively, the $5.5 million, $0.7 million and $0.1 million excess tax benefits classified as financing cash inflows on the Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option.

Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As of December 31, 2010, there was no unrecognized compensation cost related to stock option awards granted. There were no stock options granted during 2010, 2009, or 2008.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

The following table summarizes the transactions, excluding restricted stock, under the Company's equity compensation plans for the last three years:

	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price
Options outstanding—January 1	2,384,224	$45.01	2,614,005	$44.63	2,827,582	$44.45
Granted	—	—	—	—	—	—
Exercised	(1,099,965)	41.08	(161,810)	37.89	(94,135)	34.17
Cancelled	(2,405)	59.02	(67,971)	47.38	(119,442)	48.51

Options outstanding—December 31	1,281,854	$48.35	2,384,224	$45.01	2,614,005	$44.63

Number of options exercisable	1,281,854	$48.35	2,246,741	$44.11	2,116,871	$42.47

The following table summarizes outstanding and exercisable options granted under the Company's equity compensation plans as of December 31, 2010:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
20.01—25.00	19,000	1.6	19,000
25.01—30.00	30,233	1.6	30,233
30.01—35.00	15,267	0.6	15,267
35.01—40.00	118,468	2.6	118,468
40.01—45.00	118,010	3.7	118,010
45.01—50.00	591,892	5.2	591,892
50.01—55.00	—	—	—
55.01—60.00	337,861	6.7	337,861
60.01—65.00	—	—	—
65.01—70.00	51,123	6.6	51,123

Total	1,281,854	5.1	1,281,854

Restricted Stock and Restricted Stock Units

The Company granted 151,837 shares of restricted stock and 124,816 restricted stock units ("RSU"s) during 2010. During 2009, the Company granted 320,017 shares of restricted stock and 226,087 RSUs. During 2008, the Company granted 147,448 shares of restricted stock and 44,173 RSUs. The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant. The RSUs granted in 2010 vest in three annual installments on the appropriate calendar year ends, to the extent earned based on the Company's cumulative economic profit performance against target economic profit goals. The RSUs granted in 2009 vest on December 31, 2012 to the extent earned based on the Company's cumulative economic profit performance against target economic profit goals. Included in the 2010, 2009 and 2008 grants were 148,748; 366,193; and 88,316 restricted stock and RSUs granted to employees who were not executive officers, as of December 31, 2010, 2009 and 2008, respectively. In addition, there were 22,088; 19,613; and 20,173 RSUs granted to non-employee directors during the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, respectively, there were also 105,817; 160,298; and 83,132

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Share-Based Compensation (Continued)

restricted stock and RSUs granted to executive officers. This restricted stock granted to executive officers vests with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company's cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $1.00 per diluted share as defined in the officers' restricted stock agreement. As of December 31, 2010, there was $21.8 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs granted. A summary of the status of the Company's restricted stock and RSU grants and changes during the last three years is as follows:

Restricted Stock and RSUs	2010	Weighted Average Grant Date Fair Value	2009	Weighted Average Grant Date Fair Value	2008	Weighted Average Grant Date Fair Value
Nonvested—January 1	704,810	36.41	257,054	$52.74	125,865	$58.79
Granted	276,653	52.71	546,104	31.96	191,621	49.88
Vested	(184,218)	45.65	(80,711)	52.77	(32,612)	59.02
Cancelled	(15,932)	42.73	(17,637)	40.51	(27,820)	53.08

Nonvested—December 31	781,313	40.26	704,810	$36.41	257,054	$52.74

4. Goodwill and Intangible Assets

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2010.

As of December 31, 2010 and 2009, the Company's Consolidated Balance Sheets reflected $328.6 million and $314.4 million of goodwill, respectively. As of December 31, 2010 and 2009, the Company had $61.4 million and $62.9 million in net intangible assets. Net intangible assets as of December 31, 2010 consist primarily of customer listings and non-compete agreements purchased as part of the Sweet Paper acquisition, ORS Nasco acquisition, MBS Dev acquisition and the Emco Distribution acquisition. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during 2010 or 2009. Amortization of intangible assets purchased as part of these acquisitions totaled $5.2 million, $5.0 million, and $4.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. Accumulated amortization of intangible assets as of December 31, 2010 and 2009 totaled $21.5 million and $16.4 million, respectively.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (Continued)

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	December 31, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)
Intangible assets subject to amortization
Customer Relationships and other intangibles	$65,890	$(20,049)	$45,841	14	$62,360	$(15,003)	$47,357	14
Non-compete agreements	4,100	(1,500)	2,600	4	3,950	(1,375)	2,575	4

Total					$66,310	$(16,378)	$49,932
Intangible assets not subject to amortization
Trademarks	$13,000	—	$13,000	n/a	$13,000	—	$13,000	n/a

Total	$82,990	$(21,549)	$61,441		$79,310	$(16,378)	$62,932

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets from acquisitions completed as of December 31, 2010 (in thousands):

Year	Amounts
2011	$5,121
2012	4,985
2013	4,985
2014	4,985
2015	4,911

5. Severance and Restructuring Charges

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to align resources with strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these two programs. This charge is included in "Warehousing, marketing and administrative expenses" on the Company's Statements of Income. There were no cash outlays associated with this severance charge in 2010. As of December 31, 2010, the Company had accrued liabilities for the 2010 Early Retirement/Workforce Realignment of $9.1 million.

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2010, 2009 and 2008 included the following (in thousands):

	As of December 31,
	2010	2009	2008
Unrealized currency translation adjustments	$(5,184)	$(6,178)	$(6,752)
Unrealized loss on interest rate swaps, net of tax	(15,621)	(16,150)	(21,471)
Minimum pension liability adjustments, net of tax	(22,362)	(19,592)	(36,727)

Total accumulated other comprehensive loss	$(43,167)	$(41,920)	$(64,950)

7. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 0.4 million, 1.9 million, and 1.6 million shares of common stock were outstanding at December 31, 2010, 2009, and 2008, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The amount of antidilutive options in prior years is not material. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income	$112,757	$100,985	$98,414
Denominator:
Denominator for basic earnings per share—Weighted average shares	23,188	23,370	23,578
Effect of dilutive securities:
Employee stock options	955	726	269

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	24,143	24,096	23,847

Net income per common share:
Net income per share—basic	$4.86	$4.32	$4.17
Net income per share—assuming dilution	$4.67	$4.19	$4.13

Common Stock Repurchases

As of December 31, 2010, the Company had Board authorization to repurchase $87.7 million of USI common stock. In 2010, the Company repurchased 1,957,893 shares of USI's common stock at an aggregate cost of $113.2 million. There were no repurchases of the Company's shares in 2009. In 2008, the Company repurchased 1,233,832 shares of USI's common stock at an aggregate cost of $67.5 million. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Earnings Per Share (Continued)

included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2010, 2009 and 2008, the Company reissued 1,119,335; 450,348; and 190,869 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Management defines operating segments as individual operations that the Chief Operating Decision Maker ("CODM") (in the Company's case, the Chief Executive Officer) reviews for the purpose of assessing performance and making operating decisions. When evaluating operating segments, management considers whether:

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as a leading wholesale distributor of business products, with 2010 net sales of approximately $4.8 billion—including foreign operations in Mexico. For the years ended December 31, 2010, 2009 and 2008, the Company's net sales from foreign operations in Mexico totaled $101.0 million, $92.3 million and $96.0 million, respectively. The Company stocks about 100,000 items from over 1,000 manufacturers. This includes a broad spectrum of manufacturers' brand and private brand office products, computer supplies, office furniture, business machines, presentation products, janitorial and breakroom supplies and industrial supplies. The Company primarily serves commercial and contract office products dealers and other independent distributors. The Company sells its products through a national distribution network to over 25,000 resellers, who in turn sell directly to end-consumers. These products are distributed through the Company's network of 64 distribution centers. As of December 31, 2010, 2009, and 2008, long-lived assets of the Company's foreign operations in Mexico totaled $4.7 million in each year.

The Company's product offerings, comprised of about 100,000 SKUs, may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; (iv) janitorial and breakroom supplies, which includes janitorial and breakroom supplies, foodservice consumables, safety and security items, and paper and packaging supplies; and (v) industrial supplies which includes hand and power tools, safety and security supplies, janitorial equipment and supplies and welding products. In 2010, the Company's largest supplier was Hewlett-Packard Company, which represented approximately 20% of its total purchases. No other supplier accounted for more than 5% of the Company's total purchases.

The Company's customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers and other independent distributors. The Company had one customer, Staples, which constituted 10.7% of its 2010 consolidated net sales. No other single customer

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

accounted for more than 10% of the 2010 consolidated net sales. The following table shows net sales by product category for 2010, 2009 and 2008 (in millions):

	Years Ended December 31,
	2010	2009(1)	2008(1)
Technology products	$1,666.4	$1,633.2	$1,682.6
Traditional office products	1,333.6	1,283.4	1,346.5
Janitorial and breakroom supplies	1,106.5	1,117.7	1,053.4
Office furniture	345.6	355.6	504.0
Industrial supplies	282.3	229.8	300.9
Freight revenue	83.8	80.3	90.9
Other	14.0	10.3	8.6

Total net sales	$4,832.2	$4,710.3	$4,986.9

(1)
Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

9. Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2007 Credit Agreement (as defined below), the 2007 Master Note Purchase Agreement (as defined below) and the Current Receivables Securitization Program (as defined below) contain restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in thousands):

	As of December 31,
	2010	2009
2007 Credit Agreement—Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement—Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, maturing in 2011	—	6,800

Total	$435,000	$441,800

As of December 31, 2010 and 2009, 98% of the Company's outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate ("LIBOR") or the applicable commercial paper rates related to the Current Receivables Securitization Program. While the Company had primarily all of its outstanding debt based on LIBOR at December 31, 2010 and 2009, the Company had hedged $435.0 million of this debt with three separate interest rate swaps further discussed in Note 2, "Summary of Significant Accounting Policies", and Note 20, "Derivative Financial Instruments", to the Consolidated Financial Statements. As of December 31, 2010 and 2009, the overall weighted average effective borrowing rate of the Company's debt was 5.0%. At year-end funding levels based on $6.8 million, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

Current Receivables Securitization Program

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the "Current Receivables Securitization Program" or the "Current Program") that replaced the securitization program that USI terminated on March 2, 2009 (the "Prior Receivables Securitization Program" or the "Prior Program"). The parties to the Current Program are USI, USSC, USFS, and USR, and Bank of America, National Association ("Bank of America") and Enterprise Funding Company LLC ("Enterprise" and, together with Bank of America, the "Investors"). The Current Program is governed by the following agreements:

  •
  The Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

  •
  The Receivables Sale Agreement between USSC and USFS;

  •
  The Receivables Purchase Agreement between USFS and USR; and

  •
  The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary, USSRC, upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America, as agent on behalf of the Investors. The maximum investment to USR at any one time outstanding under the Current Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the Current Program has been terminated. The maturity date of the Current Program is November 23, 2013, subject to the extension of the commitments of the Investors under the Current Program, which expire on January 20, 2012.

The receivables sold to Bank of America will remain on USI's Condensed Consolidated Balance Sheet, and amounts advanced to USR by Bank of America or any successor Investor will be recorded as debt on USI's Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI's income statement. As of December 31, 2010 and 2009, $405.5 million and $445.3 million, respectively, of receivables had been sold to the agent. However, no amounts had been borrowed by USR as of those periods.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $18.6 million and $17.9 million as of December 31, 2010 and December 31, 2009, respectively. Approximately $7.0 million of these letters of credit were used to guarantee the industrial development bond.

As of December 31, 2010 and 2009, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

Debt maturities as of December 31, 2010, were as follows (in thousands):

Year	Amount
2011	$6,800
2012	300,000
2013	—
2014	135,000
Later years	—

Total	$441,800

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

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Losses recognized on the sale of accounts receivable, which represented the interest and bank fees that were the financial cost of funding under the Prior Program including amortization of previously capitalized bank fees and excluding servicing revenues, totaled $8.1 million for 2008. Proceeds from the collections under the Prior Program for 2009 totaled $0.6 billion. All costs and/or losses related to the Prior Program are included in the Condensed Consolidated Statements of Income under the caption "Other Expense, net."

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

11. Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2010 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases(1)
2011	$49,973
2012	48,278
2013	39,971
2014	31,870
2015	26,416
Later years	56,909

Total required lease payments	$253,417

(1)
Operating leases are net of immaterial sublease income.

Operating lease expense was approximately $50.8 million, $52.5 million, and $53.5 million in 2010, 2009, and 2008, respectively.

12. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2010, the Company has pension plans covering approximately 3,300 of its active associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31 as its measurement date to determine its pension obligations. The non-union plans have been closed to new associates beginning January 1, 2008. In addition, effective January 1, 2008, in accordance with new measurement provisions required by applicable accounting guidance (see Note 2 for "New Accounting Pronouncements"), the Company changed its measurement date to determine its pension obligations to its fiscal year end.

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

Change in Projected Benefit Obligation

The following table sets forth the plans' changes in Projected Benefit Obligation for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Benefit obligation at beginning of year	$136,159	$142,855
Service cost—benefit earned during the period	867	1,568
Interest cost on projected benefit obligation	8,221	8,091
Union plan amendments	—	615
Actuarial loss (gain)	9,015	(2,643)
Decrease in benefit obligation due to plan freeze	—	(11,798)
Benefits paid	(3,125)	(2,529)

Benefit obligation at end of year	$151,137	$136,159

The accumulated benefit obligation for the plan as of December 31, 2010 and 2009 totaled $151.1 million and $136.2 million, respectively.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans' assets for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Fair value of plan assets at beginning of year	$102,452	$83,672
Actual return on plan assets	15,721	17,509
Company contributions	8,700	3,800
Benefits paid	(3,125)	(2,529)

Fair value of plan assets at end of year	$123,748	$102,452

The Company's pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2010 and 2009, by asset category are as follows:

Asset Category	2010	2009
Cash	1.6%	1.8%
Equity securities	82.0%	77.2%
Fixed income	16.4%	21.0%

Total	100.0%	100.0%

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

The Company's defined benefit plan assets are measured at fair value on a recurring basis and are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. The target allocations for plan assets are 82 percent equity securities and 18 percent corporate bonds and U.S. Treasuries. Equity securities include investments in large cap and small cap corporations located in the U.S. and a mix of both international and emerging market corporations fixed income securities include investment grade bonds and U.S. treasuries. Other types of investments include commodity futures and Real Estate Investment Trusts (REITs).

The fair values of the Company's pension plan assets at December 31, 2010 and 2009 by asset category are as follows:

Fair Value Measurements at
December 31, 2010 (in thousands)

Asset Category		Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash		$844	$844
Equity Securities
U.S. Large Cap	(a)	35,462	35,462
International Large Core	(b)	28,080	28,080
Emerging Markets	(c)	10,136	10,136
U.S. Small Value Fund	(d)	6,460		6,460
U.S. Small Growth Fund	(e)	6,707	6,707
Domestic Real Estate	(f)	4,916	4,916
Fixed Income
U.S. Fixed Income	(g)	20,424	20,424
Commodities/U.S. Fixed income	(h)	10,719	10,719

Total		$123,748	$117,288	6,460	$—

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

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

Plan Funded Status

The following table sets forth the plans' funded status as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Funded status of the plan	$(27,389)	$(33,707)
Unrecognized prior service cost	1,242	1,378
Unrecognized net actuarial loss	34,698	34,670

Net amount recognized	$8,551	$2,341

Amounts Recognized in Consolidated Balance Sheet

	2010	2009
Accrued benefit liability	$(27,389)	$(33,707)
Accumulated other comprehensive income	35,940	36,048

Net amount recognized	$8,551	$2,341

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 for pension and supplemental benefit plans includes the following components (in thousands):

	2010	2009	2008
Service cost—benefit earned during the period	$867	$1,568	$5,892
Interest cost on projected benefit obligation	8,221	8,091	7,729
Expected return on plan assets	(8,635)	(6,871)	(8,790)
Amortization of prior service cost	135	113	205
Amortization of actuarial loss	1,902	3,198	594
Curtailment loss	—	182	—

Net periodic pension cost	$2,490	$6,281	$5,630

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2011 are approximately $1.9 million and $0.1 million, respectively.

Assumptions Used

The following tables summarize the Company's actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Pension plan assumptions:
Assumed discount rate	5.75%	6.25%	6.25%
Rate of compensation increase	—	3.75%	3.75%
Expected long-term rate of return on plan assets	7.75%	8.25%	8.25%

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension Plans and Defined Contribution Plan (Continued)

For the year ending December 31, 2009, the rate of compensation increase was 3.75% prior to March 1, 2009 when the Company froze pension service benefits for employees not covered by collective bargaining agreements. To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company's outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. There was no rate of compensation increase in 2010. The change in the assumed discount rate in 2008 did not have a material impact on the Company's net periodic pension cost.

Contributions

The May 15, 2011 contribution amount has not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company's pension plans are as follows (in thousands):

Amounts
2011	$5,129
2012	6,102
2013	5,764
2014	6,429
2015	7,952
2016-2020	44,220

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates' salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates' contributions were approximately $4.7 million, $2.8 million and $5.1 million in 2010, 2009 and 2008, respectively. Effective May 1, 2009 through December 31, 2009, the Company temporarily suspended the matching of employee contributions to the Plan for all exempt associates, which was reinstated beginning January 1, 2010 at a reduced matching percentage. Effective December 31, 2010, the Company made a discretionary contribution to reinstate the full matching percentage for exempt employee contributions.

13. Postretirement Health Benefits

On April 15, 2010, the Company notified the participants that it would terminate the Retiree Medical Plan effective December 31, 2010. The termination of the Retiree Medical plan eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. During the twelve month period ended December 31, 2010, the Company recorded a pre-tax gain of $8.8 million for the reversal of actuarially-based liabilities resulting from the amendment of the Retiree Medical Plan. Costs associated with the Company's Retiree Medical Plan were $0.1 million for each of the years ended 2009 and 2008.

The plan was unfunded and provided healthcare benefits to substantially all retired non-union associates and their dependents. Eligibility requirements were based on the individual's age (minimum age of 55), years of service and hire date. The benefits were subject to retiree contributions, deductible, co-payment provision and other limitations.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Postretirement Health Benefits (Continued)

Accrued Postretirement Benefit Obligation

The following table provides the plan's change in Accrued Postretirement Benefit Obligation ("APBO") for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Benefit obligation at beginning of year	$4,243	$3,910
Service cost—benefit earned during the period	23	224
Interest cost on projected benefit obligation	91	220
Plan participants' contributions	296	293
Actuarial gain	881	—
Retiree medical plan termination	(5,118)	—
Benefits paid	(343)	(404)

Benefit obligation at end of year	$73	$4,243

The balance of $73 thousand represents remaining runout claims not paid by December 31, 2010.

Plan Assets and Investment Policies and Strategies

The Company did not fund its postretirement healthcare plan (see "Plan Funded Status" below). Accordingly, as of December 31, 2010 and 2009, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Fair value of plan assets at beginning of year	$—	$—
Company contributions	47	111
Plan participants' contributions	296	293
Benefits paid	(343)	(404)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

The Company's postretirement healthcare plan was unfunded. The following table sets forth the plans' funded status as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Funded status of the plan	$(73)	$(4,243)
Amount recognized in accumulated other comprehensive income	—	(4,552)

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Postretirement Health Benefits (Continued)

Components of Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Service cost—benefit earned during the period	$23	$224	$207
Interest cost on projected benefit obligation	91	220	211
Retiree medical plan termination	(5,118)	—	—
Recognized actuarial gain	(70)	(321)	(366)
Settlement of prior unrecognized gain	(3,683)	—	—

Net periodic postretirement benefit (income) cost	$(8,757)	$123	$52

Assumptions Used

The weighted-average assumptions used in accounting for the Company's Retiree Medical Plan for the three years presented are set forth below:

	2010	2009	2008
Assumed average healthcare cost trend	3.00%	3.00%	3.00%
Assumed discount rate	5.75%	6.25%	6.25%

14. Preferred Stock

USI's authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI's Board of Directors upon issuance. As of December 31, 2010 and 2009, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Currently Payable
Federal	$50,273	$61,989	$51,725
State	7,054	7,467	6,277

Total currently payable	57,327	69,456	58,002
Deferred, net—
Federal	11,271	(9,096)	(215)
State	1,645	(1,244)	662

Total deferred, net	12,916	(10,340)	447

Provision for income taxes	$70,243	$59,116	$58,449

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

The Company's effective income tax rates for the years ended December 31, 2010, 2009 and 2008 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2010		2009		2008
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$64,048	35.0%	$56,035	35.0%	$54,902	35.0%
State and local income taxes—net of federal income tax benefit	5,655	3.1%	4,045	2.5%	4,510	2.9%
Change in tax reserves and accrual adjustments	(74)	(0.0)%	272	0.2%	6	0.0%
Non-deductible and other	614	0.3%	(1,236)	(0.8)%	(969)	(0.6)%

Provision for income taxes	$70,243	38.4%	$59,116	36.9%	$58,449	37.3%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$4,839	$—	$15,493	$—
Allowance for doubtful accounts	10,749	—	13,167	—
Depreciation and amortization	—	25,865	—	22,573
Intangibles arising from acquisitions	—	19,550	—	18,903
Inventory reserves and adjustments	—	22,374	—	21,014
Pension and post-retirement	14,059	—	12,347	—
Interest swap	9,607	—	9,907	—
Share-based compensation	8,591	—	9,873	—
Restructuring costs	3,900	—	688	—
Other	88	—	26	—

Total	$51,833	$67,789	$61,501	$62,490

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

Accounting for Uncertainty in Income Taxes

At December 31, 2010, the gross unrecognized tax benefits decreased to $4.5 million. At December 31, 2009 and 2008, the Company had $5.0 million and $8.0 million, respectively, in gross unrecognized tax

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

benefits. The following table shows the changes in gross unrecognized tax benefits, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Beginning Balance, January 1	$5,036	$8,000	$9,191
Additions based on tax provisions taken during a prior period	208	352	30
Reductions based on tax provisions taken during a prior period	(17)	(1,383)	(418)
Additions based on tax provisions taken during the current period	359	521	503
Reductions related to settlement of tax matters	(377)	(1,137)	—
Reductions related to lapses of applicable statutes of limitation	(709)	(1,317)	(1,306)

Ending Balance, December 31	$4,500	$5,036	$8,000

At December 31, 2010, 2009 and 2008, $4.5 million, $5.0 million and $8.0 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008 were income of $0.1 million and $0.7 million and expense of $0.2 million, respectively. The Consolidated Balance Sheets at December 31, 2010 and 2009 include $1.0 and $1.1 million, respectively, accrued for the potential payment of interest and penalties.

As of December 31, 2010, the Company's U.S. Federal income tax returns for 2007 and subsequent years remain subject to examination by tax authorities. In addition, the Company's state income tax returns for the 2001 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.4 million.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash Paid During the Year For:
Interest	$25,890	$26,937	$20,522
Loss on the sale of trade accounts receivable	—	423	8,409
Income taxes, net	59,121	65,419	55,364

17. Other Expense

The following table sets forth the components of other expense (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
Loss on sale of accounts receivable, net of servicing revenue	$—	$204	$8,079
Other	809	—	—

Total	$809	$204	$8,079

The Company revalued the MBS Dev earn-out acquisition liabilities to $5.1 million based on the fair value of each earn-out as of that date and recorded a non-cash, pre-tax charge of $0.8 million in Other Expense, net. See Note 1, "Acquisition and Investments", for further information.

18. Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments approximates their net carrying values. The estimated fair values of the Company's financial instruments are as follows (in thousands):

	As of December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$21,301	$21,301	$18,555	$18,555
Accounts receivable, net	628,119	628,119	641,317	641,317
Accounts payable	421,566	421,566	390,883	390,883
Debt	441,800	441,800	441,800	441,800
Long-term interest rate swap liability	25,215	25,215	26,070	26,070

The fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 20, "Derivative Financial Instruments", for further information.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2010 and 2009 were as follows (in thousands):

	As of December 31,
	2010	2009
Other Long-Term Assets, net:
Investment in deferred compensation	$4,448	$3,939
Long-Term notes receivable	6,950	5,146
Investment in equity	4,313	—
Capitalized financing costs	1,432	2,069
Long-Term prepaid expenses	724	1,154
Other	67	63

Total other long-term assets, net	$17,934	$12,371

Other Long-Term Liabilities:
Accrued pension obligation	$27,389	$33,707
Deferred rent	18,535	18,067
Deferred directors compensation	4,455	3,939
Postretirement benefits	—	4,132
Long-Term swap liability	25,215	26,070
Long-Term income tax liability	4,857	5,380
Other	4,808	2,407

Total other long-term liabilities	$85,259	$93,702

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

Approximately 98% ($435 million) of the Company's debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at December 31, 2010.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Derivative Financial Instruments (Continued)

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of December 31, 2010 were as follows (in thousands):

As of December 31, 2010	Notional Amount	Receive	Pay	Maturity Date	Fair Value Asset (Liability)(1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(10,784)
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(10,443)
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(3,988)

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

The Company's agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements. If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of December 31, 2010, the Company would have been required to pay the aggregate fair value net liability of $25.2 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income ("OCI") and reclassified into earnings as "interest expense" in the same period or periods during which the hedged transaction affects earnings. The following table depicts the effect of these derivative instruments on the statement of income for the year ended December 31, 2010.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Derivative Financial Instruments (Continued)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2009	At December 31, 2010		For the Year Ended December 31, 2010
November 2007 Swap Transaction	$(6,614)	$(6,681)	Interest expense, net; Income tax expense	$(67)
December 2007 Swap Transaction	(7,230)	(6,470)	Interest expense, net; Income tax expense	760
March 2008 Swap Transaction	(2,306)	(2,470)	Interest expense, net; Income tax expense	(164)

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements as of December 31, 2010
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$25,215	$—	$25,215	$—

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

The carrying amount of accounts receivable at December 31, 2010 and 2009, including $405.5 million and $445.3 million, respectively, of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of December 31, 2010, no assets or liabilities are measured at fair value on a nonrecurring basis.

22. Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2010:
Net sales	$1,154,309	$1,220,759	$1,270,701	$1,186,468	$4,832,237

Gross profit	166,866	179,239	194,861	189,589	730,555

Net income(2)	18,225	27,002	36,470	31,060	112,757

Net income per share—basic	$0.77	$1.12	$1.56	$1.34	$4.86

Net income per share—diluted	$0.73	$1.10	$1.53	$1.31	$4.67

Year Ended December 31, 2009:
Net sales	$1,121,307	$1,159,195	$1,246,743	$1,183,046	$4,710,291

Gross profit	164,336	163,413	184,896	177,996	690,641

Net income(3)	13,521	21,158	33,468	32,838	100,985

Net income per share—basic	$0.57	$0.91	$1.43	$1.40	$4.32

Net income per share—diluted	$0.57	$0.88	$1.38	$1.33	$4.19

(1)
As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

(2)
2010 results were impacted by the following items: (1) a $9.1 million or $0.23 per diluted share charge for early retirement/workforce realignment in the fourth quarter (2) an $11.9 million or $0.30 per diluted share reversal for vacation pay policy change in the fourth quarter and (3) an $8.8 million, or $0.23 per diluted share reversal for Retiree Medical Plan termination in the second, third, and fourth quarters.

(3)
2009 results were impacted by the following items: (1) a $14.0 million, or $0.37 per diluted share negotiated settlement with a service supplier in the fourth quarter and (2) a $3.4 million, or $0.09 per diluted share severance charge from the first quarter of 2009.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

Attached as exhibits to this Annual Report are certifications of the Company's Chief Executive Officer ("CEO") and Senior Vice President and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 under the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in such certifications. It should be read in conjunction with the reports of the Company's management on the Company's internal control over financial reporting and the report thereon of Ernst & Young LLP referred to below.

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

Based on this evaluation, the Company's management (including its CEO and CFO) concluded that, as of December 31, 2010, the Company's Disclosure Controls were effective, subject to the inherent limitations noted above in this Item 9A.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting that occurred during the last quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company's executive officers, see "Executive Officers of the Registrant" included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions "Proposal 1: Election of Directors" and "Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance" in USI's Proxy Statement for its 2011 Annual Meeting of Stockholders ("2011 Proxy Statement") is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee's composition and the presence of an "audit committee financial expert" is incorporated herein by reference to the information under the captions "Governance and Board Matters—Board Committees—General" and "—Audit Committee" in USI's 2011 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in USI's 2011 Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Director Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in USI's 2011 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners" and "Voting Securities and Principal Holders—Security Ownership of Management" in USI's 2011 Proxy Statement. Information relating to securities authorized for issuance under United's equity plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in USI's 2011 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in USI's 2011 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions "Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information" and "—Audit Committee Pre-Approval Policy" in USI's 2011 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	41
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	42
	Report of Independent Registered Public Accounting Firm	43
	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	44
	Consolidated Balance Sheets as of December 31, 2010 and 2009	45
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008	46
	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	47
	Notes to Consolidated Financial Statements	48
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	95

	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI's file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.10 through 10.16, Exhibits 10.18 through 10.19, Exhibits 10.25 through 10.34, and Exhibits 10.39 through 10.40, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Agreement for Purchase and Sale of Stock of MBS Dev. Inc. dated as of February 26, 2010, among the Stockholders of MBS Dev. Inc. and United Stationers Supply Co. ("USSC") (Exhibit 2.1 to the Company's Form 10-Q for the quarter ended March 31, 2010, filed on May 6, 2010 (the "Form 10-Q filed on May 6, 2010"))
3.1	Second Restated Certificate of Incorporation of United Stationers, Inc. ("USI" or the "Company"), dated as of March 19, 2002 (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the "2001 Form 10-K"))
3.2	Amended and Restated Bylaws of United Stationers Inc., dated as of July 16, 2009 (Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)
4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among USI, USSC, and the note purchasers identified therein (the "2007 Note Purchase Agreement") (Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010 (the "Form 10-Q filed on August 6, 2010"))
4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (the "Form 10-Q filed on November 7, 2007"))
4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC ("USTS") and United Stationers Financial Services LLC ("USFS") in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Form 10-Q filed on November 7, 2007)
10.1	Guaranty, dated as of March 21, 2003, by USSC, as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, and USTS in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the "2002 Form 10-K")
10.2	Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company's Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the "1995 S-1")
10.3	Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the "2003 Form 10-K")
10.4*	Second Amendment to Lease Agreement, dated as of September 23, 2010, between Tisha Land Company, LLC, successor-in-interest to Panattoni Investments, LLC, and USSC
10.5*	Third Amendment to Lease Agreement, dated as of August 8, 2008, between Corum Carol Stream Associates, LLC and USSC
10.6*	Second Amendment to Industrial Lease Agreement, executed as of May 27, 2010, by and between Allianz Life Insurance Co. successor-in-interest-to Duke Construction Limited Partnership and USSC
10.7*	First Amendment to Industrial Lease Agreement, dated May 1, 2008, between Allianz Life Insurance Co. of North America and USSC
10.8	Industrial/Commercial Single Tenant Lease—Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005)
10.9	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2005)

Exhibit Number	Description
10.10	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 ("Form 10-Q filed on November 14, 2002"))**
10.11	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002)**
10.12	Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 3, 2004 (the "September 3, 2004 Form 8-K"))**
10.13	Form of grant letter used for grants of non-qualified stock options to employees under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**
10.14	Form of Indemnification Agreement entered into between USI and (for purposes of one provision) USSC with directors and various executive officers of USI (Exhibit 10.36 to the Company's 2001 Form 10-K) **
10.15	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with each of Richard W. Gochnauer, and other directors and executive officers of USI (Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002)**
10.16	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with P. Cody Phipps, and other executive officers of USI (Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**
10.17	Omnibus Amendment dated as of March 23, 2008, by and among USSR, USFS, Falcon Asset Securitization Corporation, PNC Bank, National Association, Market Street Funding LLC, JPMorgan Chase Bank, NA,, and Fifth Third Bank (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 (the "2008 Form 10-K"))
10.18	Non-Qualified Stock Option Grant Letter, dated as of July 24, 2007 among United Stationers Inc. and Victoria J. Reich (Exhibit 10.2 to the Form 10-Q filed on November 7, 2007)**
10.19	Form of Restricted Stock Award Agreement for Section 16 Officers under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Form 10-Q filed on November 7, 2007)**
10.20	Amended and Restated Pledge and Security Agreement dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.1 to the Form 10-Q filed on August 6, 2010)
10.21	Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)
10.22*†	Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association in its capacity as agent, and the financial institutions listed on the signature pages thereof
10.23	Reaffirmation, dated July 5, 2007 among USI, USSC, Lagasse, Inc., USTS and USFS (Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 11, 2007)

Exhibit Number	Description
10.24	Amendment No. 1, dated December 21, 2007, to Second Amended and Restated Five-Year Revolving Credit Agreement, dated July 5, 2007, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association, in its capacity as agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.3 to the Form 10-Q filed on August 6, 2010)
10.25	United Stationers Inc. Nonemployee Directors' Deferred Stock Compensation Plan effective January 1, 2009 (Exhibit 10.33 to the 2008 Form 10-K)**
10.26	United Stationers Supply Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009 (Exhibit 10.26 to the 2009 Form 10-K)**
10.27	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.36 to the 2008 Form 10-K)**
10.28	Executive Employment Agreement, effective December 31, 2008, by and among USI, USSC and Stephen A. Schultz (Exhibit 10.37 to the 2008 Form 10-K)**
10.29	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and P. Cody Phipps (Exhibit 10.38 to the 2008 Form 10-K)**
10.30	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and Patrick T. Collins (Exhibit 10.39 to the 2008 Form 10-K)**
10.31	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and Victoria J. Reich (Exhibit 10.40 to the 2008 Form 10-K)**
10.32	United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan effective as of January 1, 2009 (Exhibit 10.43 to the 2008 Form 10-K)**
10.33	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 2009, filed on November 7, 2008 (the "Form 10-Q filed on November 7, 2008"))**
10.34	Form of Restricted Stock Award Unit Agreement for Non-Employee Directors (Exhibit 10.5 to the Form 10-Q filed on November 7, 2008)**
10.35*†	Transfer and Administration agreement, by and among United Stationers Receivables, LLC, ("USR"), USSCO as Originator, USFS, as Seller and Servicer, Enterprise Funding Company LLC, as a Conduit Investor, Market Street Funding LLC, as a Conduit Investor, Bank of America, National Association, as Agent, as a Class Agent and as an Alternate Investor, PNC Bank, National Association, as a Class Agent and as an Alternate Investor, and the other alternate investors from time to time parties thereto
10.36	Receivables Sale Agreement by and between USSC, as Originator, and USFS, as Purchaser (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009 (the "Form 10-Q filed on May 8, 2009"))
10.37	Receivables Purchase Agreement by and between USFS, as Seller, and USR, as Purchaser (Exhibit 10.3 to the Form 10-Q filed on August 6, 2010)
10.38	Performance Guarantee among USI, as Performance Guarantee, and USR, as Recipient (Exhibit 10.4 to the Form 10-Q filed on May 8, 2009)
10.39	Form of Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.10 to the Form 10-Q filed on May 8, 2009)**
10.40	Restricted Stock Unit Award Agreement between USI and Stephen A. Schultz, effective March 4, 2008 (Exhibit 10.42 to the 2009 Form 10-K)**
10.41	First Amendment to the Transfer and Administration Agreement, dated as of May 14, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.43 to the 2009 Form 10-K)

Exhibit Number	Description
10.42	Second Amendment to the Transfer and Administration Agreement, dated as of November 20, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.44 to the 2009 Form 10-K)
10.43	Third Amendment to the Transfer and Administration Agreement, dated as of January 22, 20010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.45 to the 2009 Form 10-K)
10.44*	Fourth Amendment to the Transfer and Administration Agreement, dated as of March 30, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association
10.45*	Fifth Amendment to the Transfer and Administration Agreement, dated as of June 30, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association
10.46*†	Sixth Amendment to the Transfer and Administration Agreement, dated as of January 21, 2011, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association
21*	Subsidiaries of USI
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of February 25, 2011, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer
31.2*	Certification of Chief Financial Officer, dated as of February 25, 2011, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Victoria J. Reich
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 25, 2011, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard W. Gochnauer and Victoria J. Reich
101*	The following financial information from United Stationers Inc.'s Annual Report on Form 10-K for the period ended December 31, 2010, filed with the SEC on February 25, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (iv) Notes to Consolidated Financial Statements.

*
Filed herewith.

**
Represents a management contract or compensatory plan or arrangement.

†
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

UNITED STATIONERS INC.
	BY:	/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer Chief Executive Officer (Principal Executive Officer)
Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ RICHARD W. GOCHNAUER Richard W. Gochnauer	Chief Executive Officer (Principal Executive Officer) and a Director	February 25, 2011
/s/ VICTORIA J. REICH Victoria J. Reich	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
/s/ KENNETH M. NICKEL Kenneth M. Nickel	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011
/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Chairman of the Board of Directors	February 25, 2011
/s/ ROBERT B. AIKEN, JR. Robert B. Aiken, Jr.	Director	February 25, 2011
/s/ JEAN S. BLACKWELL Jean S. Blackwell	Director	February 25, 2011
/s/ DANIEL J. CONNORS Daniel J. Connors	Director	February 25, 2011
/s/ CHARLES K. CROVITZ Charles K. Crovitz	Director	February 25, 2011
/s/ DANIEL J. GOOD Daniel J. Good	Director	February 25, 2011
/s/ ROY W. HALEY Roy W. Haley	Director	February 25, 2011
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	February 25, 2011
/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	February 25, 2011

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2010	$35,216	$7,300	$(13,437)	$29,079
2009	32,544	12,218	(9,546)	35,216
2008	19,245	16,469	(3,170)	32,544

(1)—net of any recoveries

(2)—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.