Form 10-Q
period 2011-03-31
UNITED STATIONERS INC
filed 2011-05-04
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

On April 29, 2011, the registrant had outstanding 23,003,306 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$39,521	$21,301
Accounts receivable, less allowance for doubtful accounts of $28,045 in 2011 and $29,079 in 2010	648,099	628,119
Inventories	636,250	684,091
Other current assets	30,869	31,895

Total current assets	1,354,739	1,365,406

Property, plant and equipment, at cost	444,087	441,351
Less - accumulated depreciation and amortization	313,209	306,050

Net property, plant and equipment	130,878	135,301

Intangible assets, net	60,134	61,441
Goodwill	328,061	328,581
Other long-term assets	17,755	17,934

Total assets	$1,891,567	$1,908,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422,449	$421,566
Accrued liabilities	161,151	186,387
Short-term debt	6,800	6,800

Total current liabilities	590,400	614,753

Deferred income taxes	14,522	14,053
Long-term debt	435,000	435,000
Other long-term liabilities	81,901	85,259

Total liabilities	1,121,823	1,149,065

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued – 74,435,628 shares in 2011 and 2010	7,444	7,444
Additional paid-in capital	403,591	400,910
Treasury stock, at cost – 28,402,626 shares in 2011 and 28,247,906 shares in 2010	(782,621)	(772,698)
Retained earnings	1,181,523	1,167,109
Accumulated other comprehensive loss	(40,193)	(43,167)

Total stockholders’ equity	769,744	759,598

Total liabilities and stockholders’ equity	$1,891,567	$1,908,663

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net sales	$1,237,453	$1,154,309
Cost of goods sold	1,055,081	987,443

Gross profit	182,372	166,866

Operating expenses:
Warehousing, marketing and administrative expenses	142,361	131,068

Operating income	40,011	35,798

Interest expense, net	6,521	6,229

Other expense, net	210	—

Income before income taxes	33,280	29,569

Income tax expense	12,833	11,344

Net income	$20,447	$18,225

Net income per share - basic:
Net income per share - basic	$0.45	$0.38

Average number of common shares outstanding - basic	45,478	47,346

Net income per share - diluted:
Net income per share - diluted	$0.44	$0.37

Average number of common shares outstanding - diluted	46,656	49,640

Dividends declared per share	$0.13	$—

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$20,447	$18,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,840	9,258
Amortization of capitalized financing costs	194	182
Share-based compensation	3,707	3,266
Excess tax benefits related to share-based compensation	(2,095)	(3,419)
Gain on the disposition of property, plant and equipment	—	(15)
Impairment of equity investment	1,635	—
Deferred income taxes	(1,329)	(1,586)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in accounts receivable, net	(19,772)	35,851
Decrease (increase) in inventory	48,178	(18,126)
(Increase) decrease in other assets	(680)	145
Increase in accounts payable	49,660	95,204
Decrease in checks in-transit	(48,672)	(52,745)
Decrease in accrued liabilities	(19,530)	(3,630)
Increase in other liabilities	458	337

Net cash provided by operating activities	41,041	82,947

Cash Flows From Investing Activities:
Capital expenditures	(9,819)	(5,658)
Acquisition, net of cash acquired	—	(10,527)

Net cash used in investing activities	(9,819)	(16,185)

Cash Flows From Financing Activities:
Net proceeds from share-based compensation arrangements	9,615	15,079
Acquisition of treasury stock, at cost	(24,611)	(11,720)
Excess tax benefits related to share-based compensation	2,095	3,419
Payment of debt fees and other	(111)	—

Net cash (used in) provided by financing activities	(13,012)	6,778

Effect of exchange rate changes on cash and cash equivalents	10	22

Net change in cash and cash equivalents	18,220	73,562
Cash and cash equivalents, beginning of period	21,301	18,555

Cash and cash equivalents, end of period	$39,521	$92,117

Other Cash Flow Information:
Income tax payments, net	$1,012	$4,148
Interest paid	6,445	6,349

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is a leading national wholesale distributor of business products, with net sales of approximately $4.8 billion for the year ended December 31, 2010. The Company stocks about 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers, janitorial/breakroom product distributors, computer product resellers, furniture dealers, and industrial product distributors. The Company sells its products through a national distribution network of 64 distribution centers to its over 25,000 reseller customers, who in turn sell directly to end-consumers.

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2010, which was derived from the December 31, 2010 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

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

Acquisition and Investment

During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”), a software solutions provider to business products resellers, which allows the Company to accelerate e-business development and enable customers and suppliers to utilize the internet. The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals by December 31, 2014.

During the second quarter of 2010, the Company invested $5 million to acquire a minority interest in the capital stock of a managed print services and technology solution business. During the first quarter of 2011, a non-deductible asset impairment charge of $1.6 million was taken based on an independent third-party valuation analysis with respect to the fair value of this investment. This charge and the Company’s share of the earnings and losses of this investment are included in the Operating Expenses section of the Condensed Consolidated Statements of Income.

Stock and Cash Dividends

On March 1, 2011, the Company’s Board of Directors approved a two-for-one stock split of the Company’s issued common shares, which will be payable in the form of a 100% stock dividend. All stockholders will receive one additional share for each share owned at the close of business on the record date of May 16, 2011. The stock dividend will be payable on May 31, 2011 and the ex-dividend date will be June 1, 2011. This does not change the proportionate interest that a stockholder maintains in the Company. All shares and per share amounts have been adjusted for the two-for-one stock split throughout this report, unless otherwise noted.

On March 1, 2011, the Board of Directors approved initiation of a quarterly cash dividend of $0.26 per pre-split share. The first such cash dividend was paid on April 15, 2011 to stockholders of record as of the close of business on March 15, 2011.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $63.1 million and $80.8 million as of March 31, 2011 and December 31, 2010, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

The majority of the Company’s annual supplier allowances and incentives are variable, based solely on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The remaining portion of the Company’s annual supplier allowances and incentives are fixed and are earned based primarily on supplier participation in specific Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Customer rebates of $35.0 million and $56.1 million as of March 31, 2011 and December 31, 2010, respectively, are included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

Shipping and handling costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs are included in the Company’s Consolidated Financial Statements as a component of cost of goods sold and not netted against shipping and handling revenues. Net sales do not include sales tax charged to customers.

Additional revenue is generated from the sale of software licenses, delivery of subscription services (including the right to use software and software maintenance services), and professional services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable, and collection is considered probable. If collection is not considered probable, the Company recognizes revenue when the fees are collected. If fees are not fixed and determinable, the Company recognizes revenues when the fees become due from the customer.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown on the Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. The Company makes judgments as to the collectability of trade accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle and certain employee health benefits. The Company records an expense for paid and open claims and an expense for claims incurred but not reported based on historical trends and on certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has both a per-occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation and auto claims.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of March 31, 2011, the Company is not a party to any capital leases.

Inventories

Inventory constituting approximately 78% and 79% of total inventory as of March 31, 2011 and December 31, 2010, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $87.6 million and $84.7 million higher than reported as of March 31, 2011 and December 31, 2010, respectively. The change in the LIFO reserve since December 31, 2010, resulted in a $2.9 million increase in cost of goods sold.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $30.6 million and $29.8 million remaining in inventory as of March 31, 2011 and December 31, 2010, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of March 31, 2011 and December 31, 2010, outstanding checks totaling $34.6 million and $83.3 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered to be short-term investments. Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value.

	As of March 31, 2011	As of December 31, 2010
Cash	$21,121	$14,301
Short-term investments	18,400	7,000

Total cash and short-term investments	$39,521	$21,301

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed ten years. Capitalized software is included in “Property, plant and equipment, at cost” on the Consolidated Balance Sheet. The total costs are as follows (in thousands):

	As of March 31, 2011	As of December 31, 2010
Capitalized software development costs	$67,825	$66,108
Accumulated amortization	(49,096)	(47,770)

Net capitalized software development costs	$18,729	$18,338

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

All derivatives are recognized on the balance sheet date at their fair value. All derivatives in a net receivable position are included in “Other long-term assets”, and those in a net liability position are included in “Other long-term liabilities”. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. At this time, this has not occurred as all cash flow hedges contain no ineffectiveness. See Note 12, “Derivative Financial Instruments”, for further detail.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures”, which updated and clarified previously issued guidance to improve disclosures about fair value measurements. These new disclosures include stating separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, it states that a reporting entity should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC Topic 820 did not have an impact on the Company’s financial position and/or its results of operations. See Note 13, “Fair Value Measurements”, for information and related disclosures regarding the Company’s fair value measurements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations” (Topic 805). This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s financial position or results of operations.

3. Share-Based Compensation

Overview

As of March 31, 2011, the Company has two active equity compensation plans. A description of these plans is as follows:

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In March 2004, the Company’s Board of Directors adopted the LTIP to, among other things, attract and retain managerial talent, further align the interests of key associates to those of the Company’s shareholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options.

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Numerator:
Pre-tax expense	$3,707	$3,266
Tax effect	(1,401)	(1,238)

After tax expense	2,306	2,028

Denominator:
Denominator for basic shares - weighted average shares	45,478	47,346

Denominator for diluted shares - Adjusted weighted average shares and the effect of dilutive securities	46,656	49,640

Net expense per share:
Net expense per share - basic	$0.05	$0.04
Net expense per share - diluted	$0.05	$0.04

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of March 31, 2011	$21,837	$21,837
As of March 31, 2010	24,272	24,242

Intrinsic Value of Options Exercised

(in thousands of dollars)

March 31, 2011	$5,972
March 31, 2010	9,069

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares

(in thousands of dollars)

As of March 31, 2011	$54,294
As of March 31, 2010	44,062

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

March 31, 2011	$6,916
March 31, 2010	3,439

As of March 31, 2011, there was $24.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Accounting guidance on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2011, the $2.1 million excess tax benefits classified as financing cash inflows on the Condensed Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments. For the three months ended March 31, 2010 this amount was $3.4 million.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As of March 31, 2011, there was no unrecognized compensation cost related to stock option awards granted. There were no stock options granted during the first three months of 2011 or 2010.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the three months ended March 31, 2011:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2010	2,563,708	$24.18
Granted	—	—
Exercised	(572,892)	22.85
Canceled	—	—

Options outstanding – March 31, 2011	1,990,816	$24.56	4.87	21,837

Number of options exercisable	1,990,816	$24.56	4.87	21,837

Restricted Stock and Restricted Stock Units

The Company granted 4,000 shares of restricted stock and 201,614 restricted stock units (“RSUs”) during the first quarter of 2011. During the first quarter of 2010, the Company granted 22,576 shares of restricted stock and 207,248 RSUs. The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant. The RSUs granted in 2011 and 2010 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. A summary of the status of the Company’s restricted stock and RSU grants and changes during the three months ended March 31, 2011, is as follows:

Restricted Stock and RSUs Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2010	1,562,626	$20.13
Granted	205,614	33.10
Vested	(211,442)	21.94
Canceled	(28,470)	21.62

Outstanding – March 31, 2011	1,528,328	$21.60	1.6	$54,294

4. Goodwill and Intangible Assets

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2010. The Company did not consider there to be any triggering event during the three-month period ended March 31, 2011 that would require an interim impairment assessment. As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the three-month period ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company’s Condensed Consolidated Balance Sheets reflected $328.1 million and $328.6 million of goodwill, $60.1 million and $61.4 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first quarter of 2011. Amortization of intangible assets purchased as part of these acquisitions totaled $1.3 million, for each of the first quarters of 2011 and 2010. Accumulated amortization of intangible assets as of March 31, 2011 and December 31, 2010 totaled $22.8 million and $21.5 million, respectively.

5. Severance and Restructuring Charges

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to support strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these actions. This charge is included in Operating expenses on the Company’s Statements of Income. Cash outlays associated with this severance charge in the first quarter of 2011 were $0.5 million. As of March 31, 2011 and December 31, 2010, the Company had accrued liabilities for these actions of $8.6 million and $9.1 million, respectively.

6. Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended March 31,
(dollars in thousands)	2011	2010
Net income	$20,447	$18,225
Unrealized foreign currency translation adjustment	738	893
Unrealized gain (loss) - interest rate swaps, net of tax	2,236	(1,312)

Total comprehensive income	$23,421	$17,806

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 0.1 million and 0.4 million shares of common stock were outstanding for each of the three-month periods ending March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$20,447	$18,225

Denominator:
Denominator for basic earnings per share - weighted average shares	45,478	47,346

Effect of dilutive securities:
Employee stock options and restricted units	1,178	2,294

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	46,656	49,640

Net income per share:
Net income per share - basic	$0.45	$0.38
Net income per share - diluted	$0.44	$0.37

Common Stock Repurchases

As of March 31, 2011, the Company had Board authorization to repurchase $63.1 million of USI common stock. During the three-month periods ended March 31, 2011 and 2010, the Company repurchased 372,838 and 198,074 shares of USI’s common stock (on a pre-split basis) at an aggregate cost of $24.6 million and $11.7 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first quarter of 2011 and 2010, the Company reissued 527,556 and 876,354 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Long-term debt consisted of the following amounts (in thousands):

	As of March 31, 2011	As of December 31, 2010
2007 Credit Agreement - Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000

Total	$435,000	$435,000

In addition to long-term debt, as of March 31, 2011 and December 31, 2010 the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

As of March 31, 2011, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate, the London InterBank Offered Rate (“LIBOR”) or the applicable commercial paper rates related to the Current Receivables Securitization Program. While the Company had primarily all of its outstanding debt based on LIBOR at March 31, 2011, the Company had hedged $435 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 12, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of March 31, 2011, the overall weighted average effective borrowing rate of the Company’s debt was 5%. At quarter-end funding levels based on $6.8 million, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

Receivables Securitization Program

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the “Receivables Securitization Program” or the “Program”) that replaced the securitization program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (the “Investor”). The Current Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

•	The Receivables Sale Agreement between USSC and USFS;

•	The Receivables Purchase Agreement between USFS and USR; and

•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary, USSRC, upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investor. The maximum investment to USR at any one time outstanding under the Current Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the Program has been terminated. The maturity date of the Program is November 23, 2013, subject to the extension of the commitments of the Investors under the Current Program, which expire on January 20, 2012.

The receivables sold to the Investor will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement. As of March 31, 2011 and December 31, 2010, $437.3 million and $405.5 million, respectively, of receivables had been sold to the agent. However, no amounts had been borrowed by USR as of those periods.

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

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 12, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $18.6 million as of March 31, 2011 and December 31, 2010, respectively. Approximately $7.0 million of these letters of credit were used to guarantee the industrial development bond.

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

The 2007 Credit Agreement and 2007 Note Purchase Agreement prohibit the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and impose other restrictions on the Company’s ability to incur additional debt. Those agreements also contain additional covenants, requirements, and events of default that are customary for those types of agreements, including the failure to pay principal or interest when due. The 2007 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

9. Pension and Post-Retirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company had a post-retirement health care benefit plan (the “Retiree Medical Plan”) covering substantially all retired employees and their dependents, which terminated effective December 31, 2010. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2010. A summary of net periodic benefit cost related to the Company’s pension plans and Retiree Medical Plan for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2011	2010
Service cost - benefit earned during the period	$192	$217
Interest cost on projected benefit obligation	2,120	2,055
Expected return on plan assets	(2,522)	(2,159)
Amortization of prior service cost	34	34
Amortization of actuarial loss	485	476

Net periodic pension cost	$309	$623

The Company did not make any cash contributions to its pension plans during the three months ended March 31, 2011 and 2010, respectively. The May 15, 2011 contribution amount has not yet been determined.

	Retiree Medical Plan
	For the Three Months Ended March 31,
	2011	2010
Service cost - benefit earned during the period	$—	$58
Interest cost on projected benefit obligation	—	65
Amortization of actuarial gain	—	(85)

Net periodic post-retirement healthcare benefit cost	$—	$38

On April 15, 2010, the Company notified the participants that it would terminate the Retiree Medical Plan effective December 31, 2010 and account for this as a negative plan amendment. The termination of the Retiree Medical Plan eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. As such, there were no costs associated with the Retiree Medical Plan in the first quarter of 2011.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for discretionary Company contributions and Company contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. During the first quarter 2011, the Company recorded expense of $1.3 million for the Company match of associate contributions to the Plan. During the same period last year, the Company recorded expense of $0.8 million at a reduced matching percentage.

10. Other Assets and Liabilities

Other assets and liabilities as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	As of March 31, 2011	As of December 31, 2010
Other Long-Term Assets:
Investment in deferred compensation	$4,970	$4,448
Long-Term notes receivable	8,192	6,950
Capitalized financing costs	1,349	1,432
Long-Term prepaid expenses	749	724
Other	2,495	4,380

Total other long-term assets	$17,755	$17,934

Other Long-Term Liabilities:
Accrued pension obligation	$27,698	$27,389
Deferred rent	19,013	18,535
Deferred directors compensation	4,996	4,455
Long-Term swap liability	21,620	25,215
Long-Term income tax liability	4,456	4,857
Other	4,118	4,808

Total other long-term liabilities	$81,901	$85,259

11. Accounting for Uncertainty in Income Taxes

For each of the periods ended March 31, 2011 and December 31, 2010, the Company had $4.1 million and $4.5 million, respectively, in gross unrecognized tax benefits. The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Condensed Consolidated Statement of Income for the quarter ended March 31, 2011, was not material. The Condensed Consolidated Balance Sheets for each of the periods ended March 31, 2011 and December 31, 2010, include $0.9 million and $1.0 million, respectively, accrued for the potential payment of interest and penalties.

As of March 31, 2011, the Company’s U.S. Federal income tax returns for 2007 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2001 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.1 million. These unrecognized tax benefits are currently accrued for in the Condensed Consolidated Balance Sheets.

12. Derivative Financial Instruments

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

USSC entered into three separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR based interest rate risk noted in the table below. These swap transactions occurred as follows:

•	On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty.

•	On December 20, 2007, USSC entered into another interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty.

•	On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty.

Approximately 98% ($435 million) of the Company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at March 31, 2011. The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of March 31, 2011 were as follows (in thousands):

As of March 31, 2011	Notional Amount	Receive	Pay	Effective Date	Termination (Maturity) Date	Fair Value Asset (Liability)(1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2008	January 15, 2013	(9,440)
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	December 21, 2007	June 21, 2012	(8,798)
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	March 31, 2008	June 29, 2012	(3,382)

(1)	These interest rate derivatives qualify for hedge accounting. Therefore, the fair value of each interest rate derivative is included in the Company’s Consolidated Balance Sheets as either a component of “Other long-term assets” or “Other long-term liabilities” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”. Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

Under the terms of these swap transactions, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on the notional amounts noted in the table above at a fixed rate also noted in the table above, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount.

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements. If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of March 31, 2011, the Company would have been required to pay the aggregate fair value net liability of $21.6 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings. The following table depicts the effect of these derivative instruments on the statement of income for the three-month period ended March 31, 2011.

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2010	At March 31, 2011	Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended March 31, 2011
November 2007 Swap Transaction	$(6,681)	$(5,845)	Interest expense, net; income tax expense	$836
December 2007 Swap Transaction	(6,470)	(5,446)	Interest expense, net; income tax expense	1,024
March 2008 Swap Transaction	(2,470)	(2,094)	Interest expense, net; income tax expense	376

13. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 12, “Derivative Financial Instruments”, for more information on these interest rate swaps).

Accounting guidance on fair value establishes a hierarchy for those instruments measured at fair value which distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities;

•	Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable; and

•	Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company which reflect those that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2011 (in thousands):

	Fair Value Measurements as of March 31, 2011
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$21,620	$—	$21,620	$—

The carrying amount of accounts receivable at March 31, 2011, including $437.3 million of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of March 31, 2011, no assets or liabilities are measured at fair value on a nonrecurring basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

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

As reported in the Company’s press release dated April 25, 2011, second quarter-to-date sales are trending up approximately 6%, boosted by successful execution of Company’s growth strategies and easier comparisons to April 2010 sales.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•

Earnings per share and share data for all periods presented have been adjusted to reflect the two-for-one stock split payable on May 31, 2011 in the form of a 100% stock dividend, which was declared by the Board of Directors on March 1, 2011. All stockholders will receive one additional share for each share owned at the close of business on the record date of May 16, 2011.

•

The Board of Directors approved initiation of a quarterly cash dividend of $0.26 per pre-split share ($0.13 per post-split share). The first such cash dividend was paid on April 15, 2011 to stockholders of record as of the close of business on March 15, 2011.

•

While there are signs of an overall improvement in the economy, the Company continues to develop growth strategies that do not rely exclusively on improvement in the general economy. To support these growth strategies, the Company is continuing to provide enhanced service offerings for customers and invest in important new initiatives, skill sets, and systems.

•

Sales for the first quarter rose $83 million or 7.2% to $1.24 billion, representing a 5.5% increase over the prior-year quarter when adjusted for workdays. Strong growth was seen in the industrial supplies category, which grew 26.1% on a workday adjusted basis reflecting a positive economic environment, growth from strategic investments, and execution of sales initiatives fueled by the continued addition of sales resources. Janitorial/breakroom sales grew 7.5% reflecting market trends and execution of growth initiatives that helped offset the shift of some national account business that went direct to manufacturers in 2010. Technology and office products both achieved approximately 3.5% growth while the furniture category remained soft, down approximately 1.0% for the quarter.

•

The gross margin for the quarter was $182.4 million, or 14.7% of sales, compared with $166.9 million, or 14.5% of sales in the prior-year quarter. Gross margin increased due to higher-product cost inflation and increased supplier allowances. This was partially offset by a lower-margin mix as well as continued competitive pricing pressures.

•

First quarter operating expenses were $142.4 million, or 11.5% of sales, compared with $131.1 million, or 11.4% of sales, in the first quarter of 2010. Excluding an asset impairment charge related to a minority interest in the capital stock of a managed print services and technology solution business, first quarter 2011 adjusted operating expenses were $140.8 million, or 11.4% of sales, even with the prior-year quarter. The current year quarter included a $1.6 million or 13 basis points charge related to a change in the Company’s vacation policy. For 2011, this change will cause timing differences between quarters; however, the expected impact to the full-year results will be immaterial. Operating expenses reflected continued investments in the Company’s strategic growth initiatives offset by savings from War on Waste initiatives.

•

Operating income for the quarter ended March 31, 2011 was $40.0 million, or 3.2% of sales, versus $35.8 million, or 3.1% of sales, in the first quarter of 2010. Excluding the impairment charge noted above, adjusted operating margin was up 16% to $41.6 million or 3.4% of sales.

•

Diluted earnings per share for the latest quarter were $0.44, compared with $0.37 in the prior-year period. Excluding the non-deductible $1.6 million asset impairment charge noted above, adjusted earnings per share were $0.47 or up 27%. Earnings per share in the 2011 quarter were unfavorably affected by slightly higher debt levels throughout the quarter, which increased interest expense.

•

Net cash provided by operating activities for the first three months of 2011 was $41.0 million. The cash flow results were aided by increased earnings, but were lower than the prior-year quarter operating cash flows due to increased working capital needs and the timing of merchandise purchases in March of 2010. Cash flow used in investing activities totaled $9.8 million in the latest quarter, compared with $16.2 million in the same period last year. 2010 included a net cash outflow of $10.5 million related to the acquisition of MBS Dev, Inc. Capital spending for 2011 is expected to be approximately $35 million.

•

The Company has approximately $850 million of total committed debt capacity with $441.8 million outstanding at March 31, 2011. Debt-to-total capitalization declined to 36.5% from 37.7% at March 31, 2010.

•

On April 11, 2011, the Company entered into a letter agreement with Richard W. Gochnauer, its retiring chief executive officer, where the Company agreed to provide certain transition incentives to Mr. Gochnauer. The Company expects to record, in the second quarter of 2011, a one-time, pre-tax, non-cash expense of approximately $4.2 million related to this letter agreement.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

Stock Repurchase Program

During the three-month period ended March 31, 2011 and 2010, the Company repurchased 372,838 and 198,074 shares of USI’s common stock (on a pre-split basis) at an aggregate cost of $24.6 million and $11.7 million, respectively. Through April 29, 2011, the Company repurchased an additional 95,931 shares (on a pre-split basis) for $6.9 million. As of that date, the Company had approximately $56 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

During the first quarter of 2011, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table presents operating income as a percentage of net sales:

	Three Months Ended March 31,
	2011	2010

Net sales	100.00%	100.00%
Cost of goods sold	85.26	85.54

Gross margin	14.74	14.46

Operating expenses
Warehousing, marketing and administrative expenses	11.50	11.35

Operating income	3.24	3.11

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income and Earnings Per Share in the first quarter of 2011 excluding the effects of a non-deductible asset impairment charge of $1.6 million. Generally Accepted Accounting Principles require that the effects of this item be included in the Condensed Consolidated Statements of Income. Management believes that excluding this item is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles, as well as disclosing adjusted results on a pre-split basis.

	For the Three Months Ended March 31,
	2011		2010
	Amount	% to Net Sales	Amount	% to Net Sales

Net sales	$1,237,453	100.00%	$1,154,309	100.00%

Gross profit	$182,372	14.74%	$166,866	14.46%

Operating expenses	$142,361	11.50%	$131,068	11.35%
Asset impairment charge	(1,635)	(0.13)%	—	—

Adjusted operating expenses	$140,726	11.37%	$131,068	11.35%

Operating income	$40,011	3.24%	$35,798	3.11%
Operating expense item noted above	1,635	0.13%	—	—

Adjusted operating income	$41,646	3.37%	$35,798	3.11%

Net income	$20,447		$18,225
Operating expense item noted above	1,635		—

Adjusted net income	$22,082		$18,225

Diluted earnings per share	$0.44		$0.37
Per share operating expense item noted above	0.03		—

Adjusted diluted earnings per share	$0.47		$0.37

Adjusted diluted earnings per share — growth rate over the prior year period	27%

Weighted average number of common shares — diluted	46,656		49,640

Adjusted Diluted Earnings Per Share on a Pre-split Basis:
Adjusted diluted earnings per share (pre-split)	$0.95		$0.73

Pre-split weighted average number of common shares — diluted	23,328		24,820

Adjusted diluted earnings per share (pre-split) — growth rate over the prior year period	30%

Results of Operations—Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

Net Sales. Net sales for the first quarter of 2011 were $1.24 billion, up 7.2% compared with sales of $1.15 billion for the same three-month period of 2010. After adjusting for one additional workday in the first quarter of 2011, sales were up 5.5%. The following table summarizes net sales by product category for the three-month periods ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Technology products	$420.2	$399.4
Traditional office products (including cut-sheet paper)	340.9	324.4
Janitorial and breakroom supplies	286.6	262.3
Office furniture	80.5	80.0
Industrial supplies	80.1	62.5
Freight revenue	21.5	21.1
Services, Advertising and Other	7.7	4.6

Total net sales	$1,237.5	$1,154.3

Sales in the technology products category increased in the first quarter of 2011 by approximately 3.6% versus the first quarter of 2010, after adjusting for one additional workday in the current year quarter. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 34% of net sales for the first quarter of 2011. This growth was driven by increases in printer imaging supplies and hardware.

Sales of traditional office supplies grew in the first quarter of 2011 by approximately 3.4% versus the first quarter of 2010. Traditional office supplies represented approximately 28% of the Company’s consolidated net sales for the first quarter of 2011. Within this category, cut-sheet paper sales drove growth along with gains from strategic growth initiatives and strong supplier and buying group alliances that have led to new business.

Sales in the janitorial and breakroom supplies product category increased 7.5% in the first quarter of 2011 compared to the first quarter of 2010. This category accounted for approximately 23% of the Company’s first quarter of 2011 consolidated net sales. Sales reflected market trends and execution of growth initiatives that helped offset the shift of some national account business that went direct to manufacturers in 2010.

Office furniture sales in the first quarter of 2011 were down nearly 1% compared to first quarter of 2010. Office furniture accounted for 7% of the Company’s first quarter of 2011 consolidated net sales. This quarterly decline represents continued sluggish market conditions in this category, partially offset by end-user demand for value products and growth with furniture-focused dealers.

Industrial sales in the first quarter of 2011 increased approximately 26% compared to the same prior-year period. Sales of industrial supplies accounted for 6% of the Company’s net sales for the first quarter of 2011. Industrial sales growth reflect a positive economic environment, growth from strategic investments, and execution of sales initiatives fueled by the continued addition of sales resources The remaining 2% of the Company’s first quarter 2011 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first quarter of 2011 was $182.4 million, compared to $166.9 million in the first quarter of 2010. The gross margin rate of 14.7% was 20 basis points higher than the prior-year quarter. Margins benefited from higher supplier allowances and purchase discounts which added about 20 basis points for the quarter. Margins also increased due to year-end investment buys and modest product cost inflation which together added about 50 basis points. These items were partially offset by an unfavorable margin mix and continued competitive pricing pressures that lowered margins by approximately 40 basis points. Rising fuel costs versus the prior-year quarter had a negative effect on gross margins but were offset by savings from War on Waste (“WOW”) initiatives.

Operating Expenses. Operating expenses for the first quarter of 2011 totaled $142.4 million, or 11.5% of net sales, compared with $131.1 million, or 11.4% of net sales in the first quarter of 2010. Excluding an asset impairment charge related to an equity investment, first quarter 2011 adjusted operating expenses were $140.8 million, or 11.4% of sales, even with the prior-year quarter. The current year quarter included a $1.6 million or 13 basis points charge related to a change in the Company’s vacation policy. For 2011, this change will cause timing differences between quarters; however, the expected impact to the full-year results will be immaterial. Lower bad debt and depreciation costs contributed approximately 10 and 5 basis points each to a lower operating expense ratio which was offset by the vacation policy change. Operating expenses also reflected continued investments in the Company’s strategic growth initiatives offset by savings from War on Waste initiatives.

Interest Expense, net. Interest expense for the first quarter of 2011 was $6.5 million, up by $0.3 million for the same period in 2010, as a result of slightly higher debt levels throughout the quarter.

Other expense, net. Other expense included $0.2 million for an accounting charge to bring prior acquisition earn-out liabilities to fair value.

Income Taxes. Income tax expense was $12.8 million for the first quarter of 2011, compared with $11.3 million for the same period in 2010. The Company’s effective tax rate was 38.6% for the current-year quarter and 38.4% for the same period in 2010. The slightly higher rate in the first quarter of 2011 resulted from the non-deductible $1.6 million asset impairment charge, partially offset by other favorable discrete tax items.

Net Income. Net income for the first quarter of 2011 totaled $20.4 million, or $0.44 per diluted share, compared with net income of $18.2 million, or $0.37 per diluted share for the same three-month period in 2010. Adjusted for the impact of the $1.6 million non-deductible asset impairment charge in the first quarter of 2011, net income was $22.0 million and diluted earnings per share were $0.47.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in thousands):

	As of March 31, 2011	As of December 31, 2010
2007 Credit Agreement — Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement — Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800

Debt under GAAP	441,800	441,800
Stockholders’ equity	769,744	759,598

Total capitalization	$1,211,544	$1,201,398

Adjusted debt-to-total capitalization ratio	36.5%	36.8%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of March 31, 2011, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement — Revolving Credit Facility	$425.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	100.0
Industrial Development Bond	6.8

Maximum financing available		$866.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	100.0
2007 Credit Agreement — Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	18.6
Industrial Development Bond	6.8

Total financing utilized		460.4

Available financing, before restrictions		406.4
Restrictive covenant limitation		35.7

Available financing as of March 31, 2011		$370.7

(1)	The 2009 Receivables Securitization Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

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

Contractual Obligations

During the three-month period ended March 31, 2011, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Agreement and Other Debt

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the “2009 Receivables Securitization Program” or the “2009 Program”) that replaced the securitization program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the 2009 Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (the “Investor”). The 2009 Program is governed by the following agreements:

•	Transfer and Administration Agreement among USSC, USFS, USR and the Investors;

•	Receivables Sale Agreement between USSC and USFS;

•	Receivables Purchase Agreement between USFS and USR; and

•	Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary USS Receivables Company, Ltd. (“USSRC”), upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investor. The maximum investment to USR at any one time outstanding under the 2009 Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the 2009 Program has been terminated. The maturity date of the 2009 Program is November 23, 2013, subject to the Investors’ renewing their commitments as liquidity providers supporting the 2009 Program, which expire on January 20, 2012.

The receivables sold to the Investor will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement. As of March 31, 2011 and December 31, 2010, $437.3 million and $405.5 million, respectively, of receivables have been sold and no amounts have been advanced to USR.

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

USSC entered into three separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR based interest rate risk noted in the table below. These swap transactions occurred as follows:

•	On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty.

•	On December 20, 2007, USSC entered into another interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty.

•	On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of March 31, 2011 were as follows (in thousands):

As of March 31, 2011	Notional Amount	Receive	Pay	Effective Date	Termination (Maturity) Date
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2008	January 15, 2013
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	December 21, 2007	June 21, 2012
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	March 31, 2008	June 29, 2012

Under the terms of these swap transactions, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amounts noted in the table above at a fixed rate also noted in the table above, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. Furthermore, each swap transaction has an effective date and termination date as noted in the table above. Notwithstanding the terms of the each swap transaction, USSC is ultimately obligated for all amounts due and payable under its credit agreements.

The Company had outstanding letters of credit under the 2007 Credit Agreement of $18.6 million as of both March 31, 2011 and December 31, 2010.

At March 31, 2011, funding levels (including amounts sold under the 2009 Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of March 31, 2011, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

Refer to Note 8, “Long-Term Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the three-month periods ended March 31, 2011 and 2010 are summarized below (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$41,041	$82,947
Net cash used in investing activities	(9,819)	(16,185)
Net cash (used in) provided by financing activities	(13,012)	6,778

Cash Flow From Operations

Net cash provided by operating activities for the three months ended March 31, 2011 totaled $41.0 million, compared with $82.9 million in the same three-month period of 2010.

Operating cash flows for the first three months of 2011 were lower than operating cash flows for the prior-year quarter. First quarter of 2011 operating cash flow results were aided by increased earnings, but were lower than the prior-year quarter operating cash flows due to increased working capital needs and the timing of merchandise purchases in March of 2010.

Cash Flow From Investing Activities

Net cash used in investing activities for the first three months of 2011 was $9.8 million, compared to net cash used in investing activities of $16.2 million for the three months ended March 31, 2010. The decrease primarily relates to the acquisition of MBS Dev for approximately $10.5 million, net of cash acquired in the first quarter 2010. Gross capital spending also increased in the first three months of 2011 to $9.8 million from $5.7 million in the same period in 2010. For the full year 2011, the Company expects gross capital expenditures to be approximately $35 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 totaled $13.0 million, compared with cash inflow of $6.8 million in the prior-year period. Debt remained constant at $441.8 million from year end 2010 to March 31, 2011 while short-term investments included in cash and cash equivalents on the Condensed Consolidated Balance Sheets rose to $18.4 million, from $7.0 million at year-end 2010, as a result of strong operating cash flows and reduced working capital. First quarter 2011 cash used in financing activities was impacted by $24.6 million in share repurchases, partially offset by $9.6 million in net proceeds from share-based compensation arrangements, primarily stock option exercises.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first three months of 2011 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Quarterly Report are certifications of the Company’s Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 under the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in such certifications.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of March 31, 2011, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The Company successfully implemented a new company-wide Human Resources Information System on January 3, 2011 and a new Tax Provision System on March 31, 2011. As a result, the Company’s internal control over financial reporting changed during the quarter ended March 31, 2011. Post-implementation monitoring has been ongoing and management believes internal controls are being maintained or enhanced by the systems. The implementations were undertaken to replace the Company’s legacy payroll, compensation and benefits system and tax provision process with more advanced technology. The new systems have undergone rigorous pre-implementation review and testing, and associates have been trained. As the systems are relatively new, management has not yet completed documenting and testing operating effectiveness of key controls. Management will complete its documentation and evaluation of the operating effectiveness of related key controls during subsequent periods. There were no other changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of or incidental to its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

As of March 31, 2011, the Company had $63.1 million remaining of Board authorizations to repurchase USI common stock. During the three-month period ended March 31, 2011 and 2010, the Company repurchased 372,838 and 198,074 shares of common stock (on a pre-split basis) at a cost of $24.6 and $11.7 million, respectively.

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

Exhibit No.	Description

2.1	Agreement for Purchase and Sale of Stock of MBS Dev, Inc., dated as of February 26, 2010, among the Stockholders of MBS Dev, Inc. and United Stationers Supply Co. (“USSC”) (Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on May 6, 2010)

3.1	Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), USSC, and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

10.1*†	Performance Based Restricted Stock Unit Award Agreement between USI and Stephen Schultz, effective March 17, 2011**

10.2*†	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long Term Incentive Plan**

10.3	Form of Amended and Restated Executive Employment Agreement, effective as of December 31, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 21, 2011)**

10.4†	Sixth Amendment to the Transfer and Administration Agreement dated as of January 21, 2011, among USSC, USFS, United Stationers Receivables LLC, Enterprise Funding Company LLC and Bank of America, National Association (Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

31.1*	Certification of Chief Executive Officer, dated as of May 3, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of May 3, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 3, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

* -	Filed herewith

** -	Represents a management contract or compensatory plan or arrangement.

† -	Confidential treatment has been requested for a portion of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: May 3, 2011	/s/ VICTORIA J. REICH
Victoria J. Reich
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)