Form 10-Q
period 2011-06-30
UNITED STATIONERS INC
filed 2011-08-04
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

On July 29, 2011, the registrant had outstanding 44,422,537 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,772	$21,301
Accounts receivable, less allowance for doubtful accounts of $27,687 in 2011 and $29,079 in 2010	669,545	628,119
Inventories	632,080	684,091
Other current assets	33,208	31,895

Total current assets	1,353,605	1,365,406

Property, plant and equipment, at cost	448,872	441,351
Less - accumulated depreciation and amortization	320,276	306,050

Net property, plant and equipment	128,596	135,301

Intangible assets, net	58,854	61,441
Goodwill	328,061	328,581
Other long-term assets	19,510	17,934

Total assets	$1,888,626	$1,908,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443,480	$421,566
Accrued liabilities	161,670	186,387
Short-term debt	6,800	6,800

Total current liabilities	611,950	614,753

Deferred income taxes	16,448	14,053
Long-term debt	435,000	435,000
Other long-term liabilities	72,480	85,259

Total liabilities	1,135,878	1,149,065

Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2011 and 2010	7,444	7,444
Additional paid-in capital	411,137	400,910
Treasury stock, at cost - 29,659,783 shares in 2011 and 28,247,906 shares in 2010	(828,045)	(772,698)
Retained earnings	1,200,437	1,167,109
Accumulated other comprehensive loss	(38,225)	(43,167)

Total stockholders’ equity	752,748	759,598

Total liabilities and stockholders’ equity	$1,888,626	$1,908,663

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$1,256,628	$1,220,759	$2,494,081	$2,375,068
Cost of goods sold	1,072,389	1,041,520	2,127,470	2,028,963

Gross profit	184,239	179,239	366,611	346,105

Operating expenses:
Warehousing, marketing and administrative expenses	136,439	128,918	278,800	259,986

Operating income	47,800	50,321	87,811	86,119

Interest expense, net	6,601	6,436	13,122	12,665

Other expense	100	—	310	—

Income before income taxes	41,099	43,885	74,379	73,454

Income tax expense	16,263	16,883	29,096	28,227

Net income	$24,836	$27,002	$45,283	$45,227

Net income per share - basic:
Net income per share - basic	$0.55	$0.56	$1.00	$0.94

Average number of common shares outstanding - basic	45,051	48,042	45,218	48,136

Net income per share - diluted:
Net income per share - diluted	$0.54	$0.55	$0.97	$0.91

Average number of common shares outstanding - diluted	46,340	49,272	46,470	49,446

Dividends declared per share	$0.13	$—	$0.26	$—

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

Cash Flows From Operating Activities:
Net income	$45,283	$45,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,458	18,441
Amortization of capitalized financing costs	397	366
Share-based compensation	10,414	6,811
Excess tax benefits related to share-based compensation	(2,591)	(3,480)
(Gain) loss on the disposition of property, plant and equipment	(11)	4
Impairment of equity investment	1,635	—
Deferred income taxes	(948)	(2,827)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Increase in accounts receivable, net	(41,097)	(815)
Decrease (increase) in inventory	52,452	(47,528)
(Increase) decrease in other assets	(4,794)	5,450
Increase in accounts payable	71,481	104,284
Decrease in checks in-transit	(49,434)	(51,872)
Decrease in accrued liabilities	(20,677)	(7,561)
Decrease in other liabilities	(6,292)	(11,792)

Net cash provided by operating activities	73,276	54,708

Cash Flows From Investing Activities:
Capital expenditures	(16,223)	(10,684)
Acquisitions, net of cash acquired	—	(15,527)
Proceeds from the disposition of property, plant and equipment	60	38

Net cash used in investing activities	(16,163)	(26,173)

Cash Flows From Financing Activities:
Borrowings under Revolving Credit Facility	—	11,600
Net proceeds from share-based compensation arrangements	13,767	25,941
Acquisition of treasury stock, at cost	(69,866)	(74,675)
Payment of cash dividends	(6,033)	—
Excess tax benefits related to share-based compensation	2,591	3,480
Payment of debt fees and other	(111)	(39)

Net cash used in financing activities	(59,652)	(33,693)

Effect of exchange rate changes on cash and cash equivalents	10	(4)

Net change in cash and cash equivalents	(2,529)	(5,162)
Cash and cash equivalents, beginning of period	21,301	18,555

Cash and cash equivalents, end of period	$18,772	$13,393

Other Cash Flow Information:
Income tax payments, net	$30,159	$31,411
Interest paid	12,943	12,837

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

Acquisition and Investment

During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”), a software solutions provider to business products resellers. MBS Dev’s solutions allow the Company to accelerate e-business development and enable customers and suppliers to implement more effectively their e-marketing and e-merchandising programs, as well as enhance their back office operations. The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals by December 31, 2014.

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

Stock and Cash Dividends

On March 1, 2011, the Company’s Board of Directors approved a two-for-one stock split of the Company’s issued common shares, which was paid in the form of a 100% stock dividend. All stockholders received one additional share for each share owned at the close of business on the record date of May 16, 2011. The stock dividend was paid on May 31, 2011 and the ex-dividend date was June 1, 2011. This did not change the proportionate interest that a stockholder maintains in the Company. All shares and per share amounts have been adjusted for the two-for-one stock split throughout this report.

On March 1, 2011, the Company’s Board of Directors approved initiation of a quarterly cash dividend of $0.13 per share, which was paid on April 15, 2011 to stockholders of record on March 15, 2011.

On May 11, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share, which was paid on July 15, 2011 to stockholders of record on June 15, 2011.

On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share payable on October 14, 2011 to stockholders of record at the close of business on September 15, 2011.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $84.5 million and $80.8 million as of June 30, 2011 and December 31, 2010, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Accrued customer rebates of $43.5 million and $56.1 million as of June 30, 2011 and December 31, 2010, respectively, are included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of June 30, 2011, the Company is not a party to any capital leases.

Inventories

Approximately 77% and 79% of total inventory as of June 30, 2011 and December 31, 2010, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $90.9 million and $84.7 million higher than reported as of June 30, 2011 and December 31, 2010, respectively. The change in the LIFO reserve since December 31, 2010, resulted in a $6.2 million increase in cost of goods sold.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $30.3 million and $29.8 million remaining in inventory as of June 30, 2011 and December 31, 2010, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of June 30, 2011 and December 31, 2010, outstanding checks totaling $33.8 million and $83.3 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered to be short-term investments. Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value.

	As of June 30, 2011	As of December 31, 2010
Cash	$10,372	$14,301
Short-term investments	8,400	7,000

Total cash and short-term investments	$18,772	$21,301

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

	As of June 30, 2011	As of December 31, 2010
Capitalized software development costs	$68,020	$66,108
Accumulated amortization	(50,351)	(47,770)

Net capitalized software development costs	$17,669	$18,338

Derivative Financial Instruments

The Company’s risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. The policies do not allow such derivative financial instruments to be used for speculative purposes. At this time, the Company primarily uses interest rate swaps which are subject to the management, direction and control of its financial officers. Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220). This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. This amendment will change the manner in which the Company presents comprehensive income.

3. Share-Based Compensation

Overview

As of June 30, 2011, the Company has two active equity compensation plans. A description of these plans is as follows:

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Pre-tax expense	$6,707	$3,545	$10,414	$6,811
Tax effect	(2,535)	(1,340)	(3,936)	(2,575)

After tax expense	4,172	2,205	6,478	4,236

Denominator:
Denominator for basic shares -
weighted average shares	45,051	48,042	45,218	48,136

Denominator for diluted shares -
Adjusted weighted average shares and the effect of dilutive securities	46,340	49,272	46,470	49,446

Net expense per share:
Net expense per share - basic	$0.09	$0.05	$0.14	$0.09
Net expense per share - diluted	$0.09	$0.04	$0.14	$0.09

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of June 30, 2011	$19,784	$19,784
As of June 30, 2010	14,455	14,438

Intrinsic Value of Options Exercised

(in thousands of dollars)

	For the Three Months Ended	For the Six Months Ended
June 30, 2011	$1,951	$7,923
June 30, 2010	4,786	13,855

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares Outstanding

(in thousands of dollars)

As of June 30, 2011	$53,643
As of June 30, 2010	40,323

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

	For the Three Months Ended	For the Six Months Ended
June 30, 2011	$119	$7,035
June 30, 2010	416	3,855

As of June 30, 2011, there was $22.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Accounting guidance on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2011, the $2.6 million excess tax benefits classified as financing cash inflows on the Condensed Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments. For the six months ended June 30, 2010 this amount was $3.5 million.

Stock Options

There were no stock options granted during the first six months of 2011 or 2010. As of June 30, 2011, there was no unrecognized compensation cost related to stock option awards granted.

The fair value of option awards and modifications to option awards is estimated on the date of grant or modification using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Historically, stock options vested in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the six months ended June 30, 2011:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding - December 31, 2010	2,563,708	$24.18
Granted	—	—
Exercised	(745,428)	23.26
Canceled	—	—

Options outstanding - June 30, 2011	1,818,280	$24.55	4.63	$19,784

Number of options exercisable	1,818,280	$24.55	4.63	$19,784

Restricted Stock and Restricted Stock Units

The Company granted 4,832 shares of restricted stock and 201,670 restricted stock units (“RSUs”) during the first six months of 2011. During the first six months of 2010, the Company granted 24,208 shares of restricted stock and 207,248 RSUs. The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant. The RSUs granted in 2011 and 2010 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. A summary of the status of the Company’s restricted stock and RSU grants and changes during the six months ended June 30, 2011, is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2010	1,562,626	$20.13
Granted	206,502	33.11
Vested	(214,704)	21.98
Canceled	(40,366)	22.28

Outstanding - June 30, 2011	1,514,058	$21.58	1.31	$53,643

4. Goodwill and Intangible Assets

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2010. The Company does not believe any triggering event occurred during the six-month period ended June 30, 2011 that would require an interim impairment assessment. As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the six-month period ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Company’s Condensed Consolidated Balance Sheets reflected $328.1 million and $328.6 million of goodwill, $58.9 million and $61.4 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first six months of 2011. Amortization of intangible assets purchased totaled $2.6 million, for each of the first six months of 2011 and 2010. Accumulated amortization of intangible assets as of June 30, 2011 and December 31, 2010 totaled $24.1 million and $21.5 million, respectively.

5. Severance and Restructuring Charges

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to support strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these actions. This charge was included in the Operating expenses on the Statements of Income for the quarter ending December 31, 2010. Cash outlays associated with this severance charge in the six months ended June 30, 2011 were $2.2 million. During the second quarter of 2011, the Company had a reversal of a portion of these severance charges of $0.2 million. As of June 30, 2011 and December 31, 2010, the Company had accrued liabilities for these actions of $6.7 million and $9.1 million, respectively.

6. Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$24,836	$27,002	$45,283	$45,227
Unrealized foreign currency translation adjustment	304	(764)	1,042	129
Unrealized (loss) gain - interest rate swaps, net of tax	1,664	(565)	3,900	(1,877)
Post-retirement medical plan termination, net of tax	—	(834)	—	(834)

Total comprehensive income	$26,804	$24,839	$50,225	$42,645

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. For the three- and six-month periods ending June 30, 2011, no stock options were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three- and six-month period ending June 30, 2010, 0.4 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$24,836	$27,002	$45,283	$45,227

Denominator:
Denominator for basic earnings per share -
weighted average shares	45,051	48,042	45,218	48,136

Effect of dilutive securities:
Employee stock options and restricted units	1,289	1,230	1,252	1,310

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	46,340	49,272	46,470	49,446

Net income per share:
Net income per share - basic	$0.55	$0.56	$1.00	$0.94
Net income per share - diluted	$0.54	$0.55	$0.97	$0.91

Common Stock Repurchases

As of June 30, 2011, the Company had remaining Board authorization to repurchase $17.8 million of USI common stock. During the three-month periods ended June 30, 2011 and 2010, the Company repurchased 1,305,079 and 2,171,494 shares of USI’s common stock at an aggregate cost of $45.3 million and $63.0 million, respectively. During the six-month periods ended June 30, 2011 and 2010, the Company repurchased 2,050,755 and 2,567,642 shares of USI’s common stock at an aggregate cost of $69.9 million and $74.7 million, respectively. On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first six months of 2011 and 2010, the Company reissued 689,659 and 1,398,796 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Long-term debt consisted of the following amounts (in thousands):

	As of June 30, 2011	As of December 31, 2010
2007 Credit Agreement - Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement (Private Placement)	135,000	135,000

Total	$435,000	$435,000

In addition to long-term debt, as of June 30, 2011 and December 31, 2010 the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in December 2011 and carries market-based interest rates.

As of June 30, 2011, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). While the Company had primarily all of its outstanding debt based on LIBOR at June 30, 2011, the Company had hedged $435 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 12, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of June 30, 2011, the overall weighted average effective borrowing rate of the Company’s debt was 5%. At June 30, 2011 funding levels based on $6.8 million, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

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

The receivables sold to the Investor will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement. As of June 30, 2011 and December 31, 2010, $429.5 million and $405.5 million, respectively, of receivables had been sold to the agent. However, no amounts had been borrowed by USR as of those periods.

The Transfer and Administration Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt. This agreement also contains additional covenants, requirements and events of default that are customary for this type of agreement, including the failure to make any required payments when due.

Credit Agreement and Other Debt

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”). The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million. Interest on both the Revolving Credit Facility and the Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company’s debt to EBITDA ratio (or “Leverage Ratio”, as defined in the 2007 Credit Agreement). The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt. The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan. The Company has begun the process of negotiating a credit agreement to replace the 2007 Credit Agreement.

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $18.6 million as of June 30, 2011 and December 31, 2010, respectively. Approximately $7.0 million of these letters of credit were used to guarantee the industrial development bond.

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

9. Pension and Post-Retirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company had a post-retirement health care benefit plan (the “Retiree Medical Plan”) covering substantially all retired employees and their dependents, which terminated effective December 31, 2010. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2010. A summary of net periodic benefit cost related to the Company’s pension plans and Retiree Medical Plan for the three and six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Service cost - benefit earned during the period	$193	$217	$385	$434
Interest cost on projected benefit obligation	2,120	2,055	4,240	4,110
Expected return on plan assets	(2,338)	(2,159)	(4,860)	(4,318)
Amortization of prior service cost	34	34	68	68
Amortization of actuarial loss	485	475	970	951

Net periodic pension cost	$494	$622	$803	$1,245

The Company made cash contributions of $8.5 million and $8.7 million to its pension plans during the first six months ended June 30, 2011 and 2010, respectively. The Company does not expect to make any additional contributions to its pension plans during the remaining six months of 2011.

	Post-retirement Healthcare
	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Service cost - benefit earned during the period	$58	$116
Interest cost on projected benefit obligation	65	130
Amortization of actuarial gain	(85)	(170)

Net periodic post-retirement healthcare benefit cost	$38	$76

On April 15, 2010, the Company notified the participants that it would terminate the Retiree Medical Plan effective December 31, 2010 and account for this as a negative plan amendment. The termination of the Retiree Medical Plan eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. As such, there were no costs associated with the Retiree Medical Plan in the three and six months ended June 30, 2011.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for discretionary Company contributions and Company contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.3 million and $2.6 million for the Company match of employee contributions to the Plan for the three and six months ended June 30, 2011. During the same periods last year, the Company recorded $0.8 million and $1.6 million for the same match.

10. Other Assets and Liabilities

Other assets and liabilities as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010
Other Long-Term Assets, net:
Investment in deferred compensation	$5,014	$4,448
Long-term prepaid costs	10,971	7,674
Capitalized financing costs	1,146	1,432
Other	2,379	4,380

Total other long-term assets	$19,510	$17,934

Other Long-Term Liabilities:
Accrued pension obligation	$19,692	$27,389
Deferred rent	18,911	18,535
Deferred directors compensation	5,027	4,455
Long-term swap liability	18,949	25,215
Long-term income tax liability	4,629	4,857
Other	5,272	4,808

Total other long-term liabilities	$72,480	$85,259

11. Accounting for Uncertainty in Income Taxes

For each of the periods ended June 30, 2011 and December 31, 2010, the Company had $3.8 million and $4.5 million, respectively, in gross unrecognized tax benefits. The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Condensed Consolidated Statement of Income for the quarter ended June 30, 2011, was not material. The Condensed Consolidated Balance Sheets for each of the periods ended June 30, 2011 and December 31, 2010, include $0.8 million and $1.0 million, respectively, accrued for the potential payment of interest and penalties.

As of June 30, 2011, the Company’s U.S. Federal income tax returns for 2007 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2003 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.7 million.

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

Approximately 98% ($435 million) of the Company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at June 30, 2011. The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of June 30, 2011 were as follows (in thousands):

As of June 30, 2011	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)

November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(8,785)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(7,299)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(2,865)

(1)	These interest rate derivatives qualify for hedge accounting. Therefore, the fair value of each interest rate derivative is included in the Company’s Consolidated Balance Sheets as either a component of “Other long-term assets” or “Other long-term liabilities” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”. Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements. If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of June 30, 2011, the Company would have been required to pay the aggregate fair value net liability of $18.9 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings. The following table depicts the effect of these derivative instruments on the statement of income for the three- and six-month period ended June 30, 2011.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2010	At June 30, 2011		For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
November 2007 Swap Transaction	$(6,681)	$(5,434)	Interest expense, net; income tax expense	$411	$1,247

December 2007 Swap Transaction	(6,470)	(4,515)	Interest expense, net; income tax expense	931	1,955

March 2008 Swap Transaction	(2,470)	(1,772)	Interest expense, net; income tax expense	322	698

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2011 (in thousands):

	Fair Value Measurements as of June 30, 2011
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$18,949	$—	$18,949	$—

The carrying amount of accounts receivable at June 30, 2011, including $429.5 million of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of June 30, 2011, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

Third quarter sales to-date, through July 29, 2011, are showing a continuation of recent trends. The Company anticipates ongoing strength and solid growth in the industrial and janitorial/breakroom product categories fueled by strategic initiatives, tempered by the outlook for growth in core office products categories and channels.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•

Economic conditions remain challenging with high unemployment and weak business confidence levels negatively impacting sales growth. Despite these market pressures, the Company is focused on continued investment in strategic growth initiatives that are not entirely dependent on the economy.

•

Sales for the second quarter rose $36 million or 2.9% to $1.26 billion. Sales benefited 20.5% from the Company’s strategic growth initiatives and continued favorable trends in the industrial sector. While janitorial/breakroom sales grew 11.5% and office products achieved 4.4% growth, a 5.8% decline in the technology category and a 3.9% decline in the furniture category reflected the impact of macroeconomic headwinds during the quarter, some timing shifts, as well as difficult comparisons to the prior year second quarter sales.

•

The gross margin for the quarter was $184.2 million, or 14.7% of sales, compared with $179.2 million, or 14.7% of sales in the prior-year quarter. Gross margin remained flat with the help of supplier allowances and various “War on Waste” initiatives that offset competitive pricing pressures, lower margin mix in some segments, as well as higher diesel fuel costs.

•

Second quarter operating expenses were $136.4 million, or 10.9% of sales, compared with $128.9 million, or 10.6% of sales, in the second quarter of 2010. Excluding a non-cash pre-tax equity compensation charge taken with respect to a transition agreement with the company’s former chief executive officer in the second quarter of 2011 and the termination of the Company’s post-retirement medical plan in the second quarter of 2010, adjusted operating expenses were $132.0 million, or 10.5% of sales in the second quarter of 2011, compared to $131.7 million, or 10.8% of sales in the same prior year period. Operating expenses reflected continued investments in the Company’s strategic growth initiatives and capability development offset by savings from War on Waste (“WOW”) initiatives and lower variable compensation costs.

•

Operating income for the quarter ended June 30, 2011 was $47.8 million, or 3.8% of sales, versus $50.3 million, or 4.1% of sales, in the second quarter of 2010. Excluding the items noted above, adjusted operating margin was up 9.8% to $52.2 million or 4.2% of sales.

•

Diluted earnings per share for the latest quarter were $0.54, compared with $0.55 in the prior-year period. Excluding the items noted above, adjusted earnings per share were $0.59 or up 16% versus an adjusted $0.51 in the prior-year quarter. Earnings per share in the 2011 quarter were unfavorably affected by a higher quarterly tax rate due to the timing of discrete tax items in the quarter.

•

Net cash provided by operating activities for the first six months of 2011 was $73.3 million. The operating cash flow results were aided by strong earnings and a reduction in inventory. Cash flow used in investing activities totaled $16.2 million in first half of 2011, compared with $26.2 million in the same period last year. 2010 included net cash outflows of $10.5 million related to the acquisition of MBS Dev, Inc. and a $5.0 million minority investment in the capital stock of a managed print services and technology solution business.

•

The Company has approximately $850 million of total committed debt capacity with $441.8 million outstanding at June 30, 2011. Debt-to-total capitalization declined to 37% from 39% at June 30, 2010. The Company’s 2007 Credit Agreement expires on July 5, 2012. The Company has begun the process of negotiating a credit agreement to replace the 2007 Credit Agreement.

•

On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share payable on October 14, 2011 to stockholders of record at the close of business on September 15, 2011.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

Stock Repurchase Program

During the six-month period ended June 30, 2011 and 2010, the Company repurchased 2,050,755 and 2,567,642 shares of USI’s common stock at an aggregate cost of $69.9 million and $74.7 million, respectively. On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. Through July 29, 2011, the Company repurchased 2.6 million shares year-to-date for $87.7 million. As of that date, the Company had approximately $100 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

During the first six months of 2011, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table presents operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.34	85.32	85.30	85.43

Gross margin	14.66	14.68	14.70	14.57

Operating expenses
Warehousing, marketing and administrative expenses	10.86	10.56	11.18	10.94

Operating income	3.80	4.12	3.52	3.63

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income and Earnings Per Share for the three- and six-month period ended June 30, 2011 and 2010 (in millions, except per share data). The tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of a non-cash pre-tax equity compensation charge taken with respect to a transition agreement with the company’s former chief executive officer in second quarter of 2011 and a non-cash non-deductible asset impairment charge in the first quarter of 2011. Additionally, the tables show Adjusted Operating Income, Net Income and Earnings per Share exclude the termination of the post-retirement medical plan in the second quarter of 2010. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended June 30,
	2011		2010
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Net Sales	$1,256.6	100.00%	$1,220.8	100.00%

Gross profit	$184.2	14.66%	$179.2	14.68%

Operating expenses	$136.4	10.86%	$128.9	10.56%
Equity compensation - CEO transition	(4.4)	(0.35)%	—	—%
Post-retirement medical plan termination	—	—%	2.8	0.23%

Adjusted operating expenses	$132.0	10.51%	$131.7	10.79%

Operating income	$47.8	3.80%	$50.3	4.12%
Operating expense item noted above	4.4	0.35%	(2.8)	(0.23)%

Adjusted operating income	$52.2	4.15%	$47.5	3.89%

Net income	$24.8		$27.0
Operating expense item noted above	2.7		(1.7)

Adjusted net income	$27.5		$25.3

Diluted earnings per share	$0.54		$0.55
Per share operating expense item noted above	0.05		(0.04)

Adjusted diluted earnings per share	$0.59		$0.51

Adjusted diluted earnings per share - growth rate over the prior year period	16%

Weighted average number of common shares - diluted	46.3		49.3

	For the Six Months Ended June 30,
	2011		2010
		% to		% to
	Amount	Net Sales	Amount	Net Sales

Net Sales	$2,494.1	100.00%	$2,375.1	100.00%

Gross profit	$366.6	14.70%	$346.1	14.57%

Operating expenses	$278.8	11.18%	$260.0	10.94%
Equity compensation - CEO transition	(4.4)	(0.17)%	—	—%
Asset impairment charge	(1.6)	(0.07)%	—	—%
Post-retirement medical plan termination	—	—%	2.8	0.12%

Adjusted operating expenses	$272.8	10.94%	$262.8	11.06%

Operating income	$87.8	3.52%	$86.1	3.63%
Operating expense item noted above	6.0	0.24%	(2.8)	(0.12)%

Adjusted operating income	$93.8	3.76%	$83.3	3.51%

Net income	$45.3		$45.2
Operating expense item noted above	4.4		(1.7)

Adjusted net income	$49.7		$43.5

Diluted earnings per share	$0.97		$0.91
Per share operating expense item noted above	0.10		(0.03)

Adjusted diluted earnings per share	$1.07		$0.88

Adjusted diluted earnings per share - growth rate over the prior year period	22%

Weighted average number of common shares - diluted	46.5		49.4

Results of Operations—Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Net Sales. Net sales for the second quarter of 2011 were $1.26 billion, up 2.9% compared with sales of $1.22 billion for the same three-month period of 2010. The following table summarizes net sales by product category for the three-month periods ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,
	2011	2010
Technology products	$411.8	$437.3
Traditional office products (including cut-sheet paper)	339.6	325.3
Janitorial and breakroom supplies	306.6	275.1
Office furniture	80.2	83.5
Industrial supplies	88.9	73.7
Freight revenue	22.3	20.6
Services, Advertising and Other	7.2	5.3

Total net sales	$1,256.6	$1,220.8

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the second quarter of 2011 by 5.8% versus the second quarter of 2010. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 32.8% of net sales for the second quarter of 2011. This decline was driven by a decrease in printer imaging supplies, timing shifts with sales moving to earlier this year due to supply chain disruptions and solid prior year quarter results that led to difficult comparisons.

Sales of traditional office supplies grew in the second quarter of 2011 by 4.4% versus the second quarter of 2010. Traditional office supplies represented 27.0% of the Company’s consolidated net sales for the second quarter of 2011. Within this category, cut-sheet paper sales and private brands penetration drove growth.

Sales in the janitorial and breakroom supplies product category increased 11.5% in the second quarter of 2011 compared to the second quarter of 2010. This category accounted for 24.4% of the Company’s second quarter of 2011 consolidated net sales. Sales reflected execution of growth initiatives that helped offset the shift of some national account business that went direct to manufacturers in 2010.

Office furniture sales in the second quarter of 2011 were down 3.9% compared to the second quarter of 2010. Office furniture accounted for 6.4% of the Company’s second quarter of 2011 consolidated net sales. This quarterly decline reflects a challenging transactional market and a shift of some national account business to direct purchases from manufacturers.

Industrial sales in the second quarter of 2011 increased 20.5% compared to the same prior-year period. Sales of industrial supplies accounted for 7.1% of the Company’s net sales for the second quarter of 2011. Industrial sales growth reflects growth from strategic investments and some modest support from favorable economic conditions in this category.

The remaining 2.3% of the Company’s second quarter 2011 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the second quarter of 2011 was $184.2 million, compared to $179.2 million in the second quarter of 2010. The gross margin rate of 14.7% was flat to the prior-year quarter. Margins benefited from higher inventory purchase-related supplier allowances which added about 70 basis points for the quarter. These items were offset by a lower-margin mix and continued competitive pricing pressures that lowered margins by approximately 70 basis points. Rising fuel costs versus the prior-year quarter continued to have a negative effect on gross margins but were offset by savings from WOW initiatives.

Operating Expenses. Operating expenses for the second quarter of 2011 totaled $136.4 million, or 10.9% of net sales, compared with $128.9 million, or 10.6% of net sales in the second quarter of 2010. Excluding a non-cash pre-tax equity compensation charge taken with respect to a transition agreement with the company’s former chief executive officer in the second quarter of 2011 and the termination of the Company’s post-retirement medical plan in the second quarter of 2010, adjusted operating expenses were $132.0 million, or 10.5% of sales in the second quarter of 2011, compared to $131.7 million, or 10.8% of sales in same prior year period. Operating expenses reflected continued investments in the Company’s strategic growth initiatives offset by lower variable compensation expense and savings from WOW initiatives.

Interest Expense, net. Interest expense for the second quarter of 2011 was $6.6 million, up by $0.2 million for the same period in 2010, as a result of slightly higher debt levels throughout the quarter.

Other expense, net. Other expense included $0.1 million for an accounting charge to bring prior acquisition earn-out liabilities to fair value.

Income Taxes. Income tax expense was $16.3 million for the second quarter of 2011, compared with $16.9 million for the same period in 2010. The Company’s effective tax rate was 39.6% for the current-year quarter and 38.5% for the same period in 2010.

Net Income. Net income for the second quarter of 2011 totaled $24.8 million, or $0.54 per diluted share, compared with net income of $27.0 million, or $0.55 per diluted share for the same three-month period in 2010. Adjusted for the impact of the equity compensation charge in the second quarter of 2011 and the termination of post-retirement medical plan, net income was $27.5 million, or $0.59 per diluted share compared to net income of $25.3 million, or $0.51 per diluted share.

Results of Operations—Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Net Sales. Net sales for the first six months of 2011 were $2.49 billion, up 5.0% compared with sales of $2.38 billion for the same six-month period of 2010. After adjusting for one additional workday in the first quarter of 2011, sales were up 4.2%. The following table summarizes net sales by product category for the six-month periods ended June 30, 2011 and 2010 (in millions):

	Six Months Ended June 30,
	2011	2010
Technology products	$832.1	$836.7
Traditional office products (including cut-sheet paper)	680.4	649.6
Janitorial and breakroom supplies	593.2	537.4
Office furniture	160.8	163.5
Industrial supplies	168.9	136.3
Freight revenue	43.8	41.7
Services, Advertising and Other	14.9	9.9

Total net sales	$2,494.1	$2,375.1

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the first half of 2011 by 1.3% versus the first half of 2010, after adjusting for one additional workday in the current year. This category accounted for 33.4% of net sales for the first half of 2011. This decline was driven by a decrease in printer imaging supplies offset by growth in hardware.

Sales of traditional office supplies grew in the first six months of 2011 by 3.9% versus the first six months of 2010, after adjusting for one additional workday. Traditional office supplies represented 27.3% of the Company’s consolidated net sales for the first half of 2011. Within this category, cut-sheet paper sales drove growth along with gains from strategic growth initiatives and strong supplier and buying group alliances that have led to new business.

Sales in the janitorial and breakroom supplies product category increased 9.5% in the first half of 2011 compared to the first half of 2010, after adjusting for one additional workday. This category accounted for 23.8% of the Company’s first six months of 2011 consolidated net sales. Sales reflected execution of growth initiatives that helped offset the shift of some national account business that went direct to manufacturers in 2010.

Office furniture sales in the first six months of 2011 were down 2.4% compared to the first half of 2010, after adjusting for one additional workday. Office furniture accounted for 6.5% of the Company’s first six months of 2011 consolidated net sales. This decline represents a challenging transactional market and continued weak economic conditions in this category, partially offset by end-user demand for value products and growth with furniture-focused dealers.

Industrial sales in the first half of 2011 increased 23.0% compared to the same prior-year period, after adjusting for one additional workday. Sales of industrial supplies accounted for 6.8% of the Company’s net sales for the first half of 2011. Industrial sales growth reflect a positive economic environment in this category, growth from strategic investments, and execution of sales initiatives fueled by the continued addition of sales resources.

The remaining 2.2% of the Company’s first six months of 2011 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first six months of 2011 was $366.6 million, compared to $346.1 million in the second quarter of 2010. The gross margin rate of 14.7% was about 10 basis points higher than the rate for the first six months of the prior year. Margins benefited from higher inventory purchase-related supplier allowances which added about 40 basis points for the year-to-date period. Inventory-related inflation margin components also added approximately 40 basis points to the margin rate. These items were partially offset by an unfavorable margin mix and continued competitive pricing pressures that lowered margins by approximately 70 basis points. Rising fuel costs versus the prior year had a negative effect on gross margins but were offset by savings from War on Waste (“WOW”) initiatives.

Operating Expenses. Operating expenses for the first half of 2011 totaled $278.8 million, or 11.2% of net sales, compared with $260.0 million, or 10.9% of net sales in the first half of 2010. Excluding the equity compensation charge, the asset impairment charge related to an equity investment in the first half of 2011, and the termination of post-retirement medical plan in first half of 2010, adjusted operating expenses were $272.8 million, or 10.9% of sales in 2011, compared with $262.8 million, or 11.1% of sales in 2010. Operating expenses reflected continued investments in the Company’s strategic growth initiatives offset by lower variable compensation costs and savings from War on Waste initiatives.

Interest Expense, net. Interest expense for the first six months of 2011 was $13.1 million, up by $0.5 million for the same period in 2010, as a result of slightly higher debt levels throughout the quarter.

Other expense, net. Other expense included $0.3 million for an accounting charge to bring prior acquisition earn-out liabilities to fair value.

Income Taxes. Income tax expense was $29.1 million for the first half of 2011, compared with $28.2 million for the same period in 2010. The Company’s effective tax rate was 39.1% for the first six months of 2011 and 38.4% for the same period in 2010.

Net Income. Net income for the first six months of 2011 totaled $45.3 million, or $0.97 per diluted share, compared with net income of $45.2 million, or $0.91 per diluted share for the same six-month period in 2010. Adjusted for the impact of the equity compensation charge, the non-deductible asset impairment charge related to an equity investment in the first half of 2011 and the termination of the Company’s post-retirement medical plan in the first half of 2010, net income was $49.7 million, or $1.07 per diluted share, compared with net income of $43.5 million, or $0.88 per diluted share.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in thousands):

	As of	As of
	June 30, 2011	December 31, 2010
2007 Credit Agreement - Revolving Credit Facility	$100,000	$100,000
2007 Credit Agreement - Term Loan	200,000	200,000
2007 Master Note Purchase Agreement	135,000	135,000
Industrial development bond, at market-based interest rates, maturing in 2011	6,800	6,800

Debt under GAAP	441,800	441,800
Stockholders’ equity	752,748	759,598

Total capitalization	$1,194,548	$1,201,398

Adjusted debt-to-total capitalization ratio	37.0%	36.8%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of June 30, 2011, is summarized below (in millions):

Availability

Maximum financing available under:
2007 Credit Agreement - Revolving Credit Facility	$425.0
2007 Credit Agreement - Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	100.0
Industrial Development Bond	6.8

Maximum financing available		$866.8

Amounts utilized:
2007 Credit Agreement - Revolving Credit Facility	100.0
2007 Credit Agreement - Term Loan	200.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	18.6
Industrial Development Bond	6.8

Total financing utilized		460.4

Available financing, before restrictions		406.4
Restrictive covenant limitation		24.1

Available financing as of June 30, 2011		$382.3

(1)	The 2009 Receivables Securitization Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

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

Contractual Obligations

During the six-month period ending June 30, 2011, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Agreement and Other Debt

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the “Receivables Securitization Program” or the “Program”) that replaced the securitization program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the 2009 Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (the “Investor”). The Program is governed by the following agreements:

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

The receivables sold to the Investor will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement. As of June 30, 2011 and December 31, 2010, $429.5 million and $405.5 million, respectively, of receivables have been sold and no amounts have been advanced to USR.

On July 5, 2007, USI and USSC entered into a Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”). The 2007 Credit Agreement provides a Revolving Credit Facility with a committed principal amount of $425 million and a Term Loan in the principal amount of $200 million. Interest on both the Revolving Credit Facility and the Term Loan is based on the three-month LIBOR plus an interest margin based upon the Company’s debt to EBITDA ratio (or “Leverage Ratio”, as defined in the 2007 Credit Agreement). The 2007 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt. The Revolving Credit Facility expires on July 5, 2012, which is also the maturity date of the Term Loan. The Company has begun the process of negotiating a credit agreement to replace the 2007 Credit Agreement.

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

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of June 30, 2011 were as follows (in thousands):

As of June 30, 2011	Notional Amount	Receive	Pay	Effective Date	Termination (Maturity) Date
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2008	January 15, 2013
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	December 21, 2007	June 21, 2012
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	March 31, 2008	June 29, 2012

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

The Company had outstanding letters of credit under the 2007 Credit Agreement of $18.6 million as of June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 funding levels based on the Company’s unhedged debt, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of June 30, 2011, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in 2011 and carries market-based interest rates.

Refer to Note 8, “Long-Term Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the six-month periods ended June 30, 2011 and 2010 are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2011	2010

Net cash provided by operating activities	$73,276	$54,708
Net cash used in investing activities	(16,163)	(26,173)
Net cash used in financing activities	(59,652)	(33,693)

Cash Flow From Operations

Net cash provided by operating activities for the six months ended June 30, 2011 totaled $73.3 million, compared with $54.7 million in the same six-month period of 2010.

Operating cash flows for the first six months of 2011 were aided by strong earnings and lower working capital requirements in the current year.

Cash Flow From Investing Activities

Net cash used in investing activities for the first six months of 2011 was $16.2 million, compared to net cash used in investing activities of $26.2 million for the six months ended June 30, 2010. The decrease primarily relates to the acquisition of MBS Dev for approximately $10.5 million, net of cash acquired in the first quarter of 2010, and a $5.0 million minority investment in the capital stock of a managed print services and technology solution business in the second quarter of 2010. Gross capital spending also increased in the first six months of 2011 to $16.2 million from $10.7 million in the same period in 2010. For the full year of 2011, the Company expects gross capital expenditures to be approximately $35 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 totaled $59.7 million, compared with net cash used $33.7 million in the prior-year period. Debt remained constant at $441.8 million from year end 2010 to June 30, 2011. Second quarter of 2011 cash used in financing activities included $69.9 million in share repurchases and payments of $6.0 million in cash dividends, partially offset by $13.8 million in net proceeds from share-based compensation arrangements, primarily stock option exercises.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first six months of 2011 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of June 30, 2011, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The Company successfully implemented a new company-wide Human Resources Information System on January 3, 2011 and a new Tax Provision System on March 31, 2011. As a result, the Company’s internal control over financial reporting changed during the first quarter of 2011. Post- implementation monitoring has been ongoing and management believes internal controls are being maintained or enhanced by the systems. The implementations were undertaken to replace the Company’s legacy payroll, compensation and benefits system and tax provision process with more advanced technology. The new systems have undergone rigorous pre-implementation review and testing, and associates have been trained. As the systems are new, management has not yet completed documenting and testing operating effectiveness of key controls. Management will complete its documentation and evaluation of the operating effectiveness of related key controls during subsequent periods.

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Common Stock Purchase

During the six-month period ended June 30, 2011 and 2010, the Company repurchased 2,050,755 and 2,567,642 shares of USI’s common stock at an aggregate cost of $69.9 million and $74.7 million, respectively. On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. Through July 29, 2011, the Company repurchased an additional 2.6 million shares for $87.7 million. As of that date, the Company had approximately $100 million remaining of existing share repurchase authorization from the Board of Directors.

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

Exhibit No.	Description

2.1	Agreement for Purchase and Sale of Stock of MBS Dev, Inc., dated as of February 26, 2010, among the Stockholders of MBS Dev, Inc. and United Stationers Supply Co. (“USSC”) (Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on May 6, 2010)

3.1	Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), USSC, and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

31.1*	Certification of Chief Executive Officer, dated as of August 4, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of August 4, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*	-	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: August 4, 2011	/s/ Fareed A. Khan
Fareed A. Khan
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)