Form 10-Q
period 2011-09-30
UNITED STATIONERS INC
filed 2011-11-02
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

On October 28, 2011, the registrant had outstanding 42,669,276 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$10,489	$21,301
Accounts receivable, less allowance for doubtful accounts of $29,414 in 2011 and $29,079 in 2010	699,174	628,119
Inventories	615,506	684,091
Other current assets	26,839	31,895

Total current assets	1,352,008	1,365,406

Property, plant and equipment, at cost	452,522	441,351
Less—accumulated depreciation and amortization	325,444	306,050

Net property, plant and equipment	127,078	135,301

Intangible assets, net	57,573	61,441
Goodwill	328,061	328,581
Other long-term assets	20,392	17,934

Total assets	$1,885,112	$1,908,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$410,811	$421,566
Accrued liabilities	174,325	186,387
Short-term debt	6,800	6,800

Total current liabilities	591,936	614,753

Deferred income taxes	21,059	14,053
Long-term debt	482,923	435,000
Other long-term liabilities	68,035	85,259

Total liabilities	1,163,953	1,149,065

Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 shares in 2011 and 2010	7,444	7,444
Additional paid-in capital	413,173	400,910
Treasury stock, at cost—31,834,490 shares in 2011 and 28,247,906 shares in 2010	(891,545)	(772,698)
Retained earnings	1,230,656	1,167,109
Accumulated other comprehensive loss	(38,569)	(43,167)

Total stockholders’ equity	721,159	759,598

Total liabilities and stockholders’ equity	$1,885,112	$1,908,663

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$1,310,029	$1,270,701	$3,804,110	$3,645,769
Cost of goods sold	1,110,278	1,075,840	3,237,748	3,104,803

Gross profit	199,751	194,861	566,362	540,966

Operating expenses:
Warehousing, marketing and administrative expenses	135,117	129,323	413,917	389,309

Operating income	64,634	65,538	152,445	151,657

Interest expense, net	6,972	6,637	20,094	19,302

Other expense	100	—	410	—

Income before income taxes	57,562	58,901	131,941	132,355

Income tax expense	21,783	22,431	50,879	50,658

Net income	$35,779	$36,470	$81,062	$81,697

Net income per share—basic:
Net income per share—basic	$0.83	$0.78	$1.82	$1.71

Average number of common shares outstanding—basic	43,025	46,700	44,479	47,652

Net income per share—diluted:
Net income per share—diluted	$0.81	$0.77	$1.77	$1.68

Average number of common shares outstanding—diluted	44,202	47,548	45,718	48,624

Dividends declared per share	$0.13	$—	$0.39	$—

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$81,062	$81,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,822	27,647
Amortization of capitalized financing costs	728	551
Share-based compensation	13,072	10,455
Excess tax benefits related to share-based compensation	(3,397)	(3,606)
Loss on the disposition of property, plant and equipment	28	49
Impairment of equity investment	1,635	—
Deferred income taxes	4,387	5,813
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Increase in accounts receivable, net	(71,662)	(13,141)
Decrease (increase) in inventory	67,747	(25,594)
Decrease (increase) in other assets	2,879	(2,036)
Increase in accounts payable	12,135	86,522
Decrease in checks in-transit	(23,232)	(53,007)
(Decrease) increase in accrued liabilities	(5,346)	10,868
Decrease in other liabilities	(6,369)	(11,861)

Net cash provided by operating activities	99,489	114,357

Cash Flows From Investing Activities:
Capital expenditures	(20,786)	(17,967)
Acquisitions, net of cash acquired	—	(15,527)
Proceeds from the disposition of property, plant and equipment	62	58

Net cash used in investing activities	(20,724)	(33,436)

Cash Flows From Financing Activities:
Net borrowings under Credit Facility	77,923	—
Repayment of debt	(370,000)	—
Proceeds from the issuance of debt	340,000	—
Net proceeds from share-based compensation arrangements	11,486	24,899
Acquisition of treasury stock, at cost	(137,669)	(89,355)
Payment of cash dividends	(11,955)	—
Excess tax benefits related to share-based compensation	3,397	3,606
Payment of debt fees and other	(2,727)	(99)

Net cash used in financing activities	(89,545)	(60,949)

Effect of exchange rate changes on cash and cash equivalents	(32)	25

Net change in cash and cash equivalents	(10,812)	19,997
Cash and cash equivalents, beginning of period	21,301	18,555

Cash and cash equivalents, end of period	$10,489	$38,552

Other Cash Flow Information:
Income tax payments, net	$34,292	$46,180
Interest paid	19,593	19,123

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

Stock and Cash Dividends

On March 1, 2011, the Company’s Board of Directors approved a two-for-one stock split of the Company’s issued common shares, which was paid in the form of a 100% stock dividend. All stockholders received one additional share on May 31, 2011 for each share owned at the close of business on the record date of May 16, 2011. This did not change the proportionate interest that a stockholder maintains in the Company. All shares and per share amounts in this report reflect the two-for-one stock split.

On March 1, 2011, the Company’s Board of Directors approved initiation of a quarterly cash dividend of $0.13 per share, which was paid on April 15, 2011 to stockholders of record on March 15, 2011.

On May 11, 2011, the Company’s Board of Directors approved a quarterly cash dividend of $0.13 per share, which was paid on July 15, 2011 to stockholders of record on June 15, 2011.

On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. Additionally, the Company’s Board of Directors approved a quarterly cash dividend of $0.13 per share paid on October 14, 2011 to stockholders of record at the close of business on September 15, 2011.

On October 19, 2011, the Company’s Board of Directors approved a $0.13 per share dividend to shareholders of record on December 15, 2011, payable on January 13, 2012.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $71.4 million and $80.8 million as of September 30, 2011 and December 31, 2010, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Accrued customer rebates of $54.9 million and $56.1 million as of September 30, 2011 and December 31, 2010, respectively, are primarily included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of September 30, 2011, any capital leases that the Company is a party to are negligible.

Inventories

Approximately 76% and 79% of total inventory as of September 30, 2011 and December 31, 2010, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $91.6 million and $84.7 million higher than reported as of September 30, 2011 and December 31, 2010, respectively. The change in the LIFO reserve since December 31, 2010, resulted in a $6.9 million increase in cost of goods sold which included the LIFO liquidation relating to a projected decrement in the Company’s furniture LIFO pool. This projected decrement resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $4.2 million which was more than offset by LIFO expense of $11.1 million related to current inflation for an overall net increase in cost of sales of $6.9 million referenced above.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $30.7 million and $29.8 million remaining in inventory as of September 30, 2011 and December 31, 2010, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of September 30, 2011 and December 31, 2010, outstanding checks totaling $60.0 million and $83.3 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered to be short-term investments. Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value.

	As of September 30, 2011	As of December 31, 2010
Cash	$10,489	$14,301
Short-term investments	—	7,000

Total cash and short-term investments	$10,489	$21,301

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

	As of September 30, 2011	As of December 31, 2010
Capitalized software development costs	$68,985	$66,108
Accumulated amortization	(51,157)	(47,770)

Net capitalized software development costs	$17,828	$18,338

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

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. This has not occurred as all cash flow hedges contain no ineffectiveness before and after the 2011 Credit Agreement (as defined in Note 8 “Long-Term Debt”). See Note 12, “Derivative Financial Instruments”, for further detail.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (Topic 220). This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. This amendment will change the manner in which the Company presents comprehensive income.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt early and does not anticipate any material impact from this update.

3. Share-Based Compensation

Overview

As of September 30, 2011, the Company has two active equity compensation plans. A description of these plans is as follows:

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Pre-tax expense	$2,658	$3,644	$13,072	$10,455
Tax effect	(1,031)	(1,385)	(4,967)	(3,973)

After tax expense	1,627	2,259	8,105	6,482

Denominator:

Denominator for basic shares -
weighted average shares	43,025	46,700	44,479	47,652
Denominator for diluted shares -
Adjusted weighted average shares and the effect of dilutive securities	44,202	47,548	45,718	48,624

Net expense per share:
Net expense per share—basic	$0.04	$0.05	$0.18	$0.14
Net expense per share—diluted	$0.04	$0.05	$0.18	$0.13

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of September 30, 2011	$6,494	$6,494
As of September 30, 2010	13,046	13,032

Intrinsic Value of Options Exercised

(in thousands of dollars)

	For the Three Months Ended	For the Nine Months Ended
September 30, 2011	$310	$8,233
September 30, 2010	259	14,114

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares Outstanding

(in thousands of dollars)

As of September 30, 2011	$37,772
As of September 30, 2010	41,944

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

	For the Three Months Ended	For the Nine Months Ended
September 30, 2011	$7,845	$14,880
September 30, 2010	5,192	9,047

As of September 30, 2011, there was $20.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Accounting guidance on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2011, the $3.4 million excess tax benefits classified as financing cash inflows on the Condensed Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments. For the nine months ended September 30, 2010 this amount was $3.6 million.

Stock Options

There were no stock options granted during the first nine months of 2011 or 2010. As of September 30, 2011, there was no unrecognized compensation cost related to stock option awards granted.

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

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the nine months ended September 30, 2011:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)*
Options outstanding—December 31, 2010	2,563,708	$24.18
Granted	—	—
Exercised	(764,294)	23.13
Canceled	—	—

Options outstanding—September 30, 2011	1,799,414	$24.62	4.36	$6,494

Number of options exercisable	1,799,414	$24.62	4.36	$6,494

*Aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of September 30, 2011.

Restricted Stock and Restricted Stock Units

The Company granted 26,373 shares of restricted stock and 330,280 restricted stock units (“RSUs”) during the first nine months of 2011. During the first nine months of 2010, the Company granted 301,118 shares of restricted stock and 248,848 RSUs. The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant. The majority of the RSUs granted in 2011 and 2010 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. A summary of the status of the Company’s restricted stock and RSU grants and changes during the nine months ended September 30, 2011, is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding—December 31, 2010	1,562,626	$20.13
Granted	356,653	30.84
Vested	(463,422)	22.97
Canceled	(68,192)	21.78

Outstanding—September 30, 2011	1,387,665	$21.86	1.36	$37,772

4. Goodwill and Intangible Assets

During the quarter ended September 30, 2011, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment test from the last day of the fourth quarter (December 31) to the first day of the fourth quarter (October 1). This change is preferable under the circumstances as it (1) results in better alignment with the Company’s annual strategic planning and forecasting process and (2) provides the Company with additional time in a given fiscal reporting period to accurately assess the recoverability of goodwill and indefinite-lived intangible assets and to measure any indicated impairment. The Company believes that the change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and other”, if indicators of impairment are deemed to be present, the Company would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Prior to the change in test date, the Company performed an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2010. The Company does not believe any triggering event occurred during the nine-month period ended September 30, 2011 that would require an interim impairment assessment. As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the nine-month period ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, the Company’s Condensed Consolidated Balance Sheets reflected $328.1 million and $328.6 million of goodwill, and $57.6 million and $61.4 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first nine months of 2011. Amortization of intangible assets purchased totaled $3.8 million for the first nine months of 2011 and $3.9 million for the first nine months of 2010. Accumulated amortization of intangible assets as of September 30, 2011 and December 31, 2010 totaled $25.3 million and $21.5 million, respectively.

5. Severance and Restructuring Charges

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to support strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these actions. This charge was included in the Operating expenses on the Statements of Income for the quarter ending December 31, 2010. Cash outlays associated with this severance charge in the nine months ended September 30, 2011 were $4.1 million. During the second quarter of 2011, the Company had a reversal of a portion of these severance charges of $0.2 million. As of September 30, 2011 and December 31, 2010, the Company had accrued liabilities for these actions of $4.8 million and $9.1 million, respectively.

6. Comprehensive Income

Comprehensive income is a component of stockholders’ equity and consists of the following components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$35,779	$36,470	$81,062	$81,697
Unrealized foreign currency translation adjustment	(3,066)	472	(2,024)	601
Unrealized gain (loss)—interest rate swaps, net of tax	2,721	(315)	6,621	(2,192)
Post-retirement medical plan termination, net of tax	—	(1,001)	—	(1,835)

Total comprehensive income	$35,434	$35,626	$85,659	$78,271

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. For the three- and nine-month periods ending September 30, 2011, 0.1 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three- and nine-month period ending September 30, 2010, 0.4 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$35,779	$36,470	$81,062	$81,697
Denominator:
Denominator for basic earnings per share -
weighted average shares	43,025	46,700	44,479	47,652
Effect of dilutive securities:
Employee stock options and restricted units	1,177	848	1,239	972

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	44,202	47,548	45,718	48,624

Net income per share:
Net income per share—basic	$0.83	$0.78	$1.82	$1.71
Net income per share—diluted	$0.81	$0.77	$1.77	$1.68

Common Stock Repurchases

On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. As of September 30, 2011, the Company had remaining Board authorization to repurchase $49.8 million of USI common stock. During the three-month periods ended September 30, 2011 and 2010, the Company repurchased 2,260,065 and 601,896 shares of USI’s common stock at an aggregate cost of $67.8 million and $14.7 million, respectively. During the nine-month periods ended September 30, 2011 and 2010, the Company repurchased 4,310,820 and 3,169,538 shares of USI’s common stock at an aggregate cost of $137.7 million and $89.4 million, respectively. During the first nine months of 2011 and 2010, the Company reissued 628,436 and 1,704,644 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

8. Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2011 Credit Agreement (as defined below), the 2007 Credit Agreement (as defined below), the 2007 Note Purchase Agreement (as defined below) and the current Receivables Securitization Program (as defined below) contain restrictions on the ability of USSC to transfer cash to USI.

Long-term debt consisted of the following amounts (in millions):

	As of September 30, 2011	As of December 31, 2010
2011 Credit Agreement	$347.9	$—
2007 Credit Agreement—Revolving Credit Facility	—	100.0
2007 Credit Agreement—Term Loan	—	200.0
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0

Total	$482.9	$435.0

In addition to long-term debt, as of September 30, 2011 and December 31, 2010 the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in December 2011 and carries market-based interest rates.

As of September 30, 2011, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). While the Company had primarily all of its outstanding debt based on LIBOR at September 30, 2011, the Company had hedged $435 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 12, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of September 30, 2011, the overall weighted average effective borrowing rate of the Company’s debt was 5%. At September 30, 2011 funding levels based on the Company’s unhedged debt of $54.7 million, a 50 basis point movement in interest rates would not result in a material change in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

Receivables Securitization Program

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the “Receivables Securitization Program” or the “Program” or the “Current Program”) that replaced the securitization program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (the “Investor”). The Current Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

•	The Receivables Sale Agreement between USSC and USFS;

•	The Receivables Purchase Agreement between USFS and USR; and

•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary, USS Receivables Company, Ltd. (“USSRC”), upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investor. The maximum investment to USR at any one time outstanding under the Current Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the Program has been terminated. The maturity date of the Program is November 23, 2013, subject to the extension of the commitment of the Investor under the Program, which expires on January 20, 2012.

The receivables sold to the Investor will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement. As of September 30, 2011 and December 31, 2010, $455.9 million and $405.5 million, respectively, of receivables had been sold to the Investor. However, no amounts had been borrowed by USR as of those periods.

The Transfer and Administration Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposes other restrictions on the Company’s ability to incur additional debt. It also contains additional covenants, requirements and events of default that are customary for this type of agreement, including the failure to make any required payments when due.

Credit Agreement and Other Debt

On September 21, 2011, USI and USSC entered into a Third Amended and Restated Five-Year Revolving Credit Agreement (the “2011 Credit Agreement”) with U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents; Bank of America, N.A. and PNC Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders identified therein. The 2011 Credit Agreement amends and restates the Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”).

The 2011 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2011 Credit Agreement also provides a sublimit for the issuance of letters of credit in an aggregate amount not to exceed $100 million at any one time and provides a sublimit for swing line loans in an aggregate outstanding principal amount not to exceed $50 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swing line loans under the facility reduce the remaining availability under the 2011 Credit Agreement. Subject to the terms and conditions of the 2011 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1 billion.

Amounts borrowed under the 2011 Credit Agreement are secured by a majority of the Company’s assets, other than real property and certain accounts receivable already collateralized as part of the Receivables Securitization Program. Borrowings under the 2011 Credit Agreement will bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2011 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio (calculated as provided in Section 6.20 of the 2011 Credit Agreement) (the “Leverage Ratio”). In addition, the Company is required to pay the lenders a fee on the unutilized portion of the commitments under the 2011 Credit Agreement at a rate per annum depending on the Company’s Leverage Ratio.

Subject to the terms and conditions of the 2011 Credit Agreement, USSC is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2011 Credit Agreement, plus up to $200 million under the Company’s Receivables Securitization Program and up to $135 million in replacement or refinancing of the 2007 Note Purchase Agreement. The 2011 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and imposes limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1. The 2011 Credit Agreement contains additional representations and warranties, covenants and events of default that are customary for facilities of this type.

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

The Company had outstanding letters of credit of $18.6 million under the 2011 Credit Agreement as of September 30, 2011 and under the 2007 Credit Agreement as of December 31, 2010, respectively. Approximately $7.0 million of these letters of credit were used to guarantee the industrial development bond.

Obligations of USSC under the 2011 Credit Agreement and the 2007 Note Purchase Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries. USSC’s obligations under these agreements and the guarantors’ obligations under the guaranties are secured by liens on substantially all Company assets, including accounts receivable, chattel paper, commercial tort claims, documents, equipment, fixtures, instruments, inventory, investment property, pledged deposits and all other tangible and intangible personal property (including proceeds) and certain real property, but excluding accounts receivable (and related credit support) subject to any accounts receivable securitization program permitted under the 2011 Credit Agreement. Also securing these obligations are first priority pledges of all of the capital stock of USSC and the domestic subsidiaries of USSC.

The 2007 Note Purchase Agreement prohibits the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and limits the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 2.75 to 1. Although the covenants in the 2011 Credit Agreement regarding maximum Leverage Ratio, stock repurchases and dividends are less restrictive than the comparable provisions of the 2007 Note Purchase Agreement and the Transfer and Administration Agreement, unless and until the Company is able to amend the 2007 Note Purchase Agreement and Transfer and Administration Agreement to conform to the covenants in the 2011 Credit Agreement, the Company will not be able to take advantage of the less restrictive covenants contained in the 2011 Credit Agreement.

The 2011 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

9. Pension and Post-Retirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company had a post-retirement health care benefit plan (the “Retiree Medical Plan”) covering substantially all retired employees and their dependents, which terminated effective December 31, 2010. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements for the year ended December 31, 2010. A summary of net periodic benefit cost related to the Company’s pension plans and Retiree Medical Plan for the three and nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost—benefit earned during the period	$192	$217	$577	$651
Interest cost on projected benefit obligation	2,121	2,056	6,361	6,166
Expected return on plan assets	(2,430)	(2,158)	(7,290)	(6,476)
Amortization of prior service cost	33	33	101	101
Amortization of actuarial loss	485	475	1,455	1,426

Net periodic pension cost	$401	$623	$1,204	$1,868

The Company made cash contributions of $8.5 million and $8.7 million to its pension plans during the first nine months ended September 30, 2011 and 2010, respectively. The Company does not expect to make any additional contributions to its pension plans during the remaining three months of 2011.

	Post-retirement Healthcare
	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Service cost—benefit earned during the period	$57	$173
Interest cost on projected benefit obligation	66	196
Amortization of actuarial gain	(84)	(254)

Net periodic post-retirement healthcare benefit cost	$39	$115

On April 15, 2010, the Company notified the participants that it would terminate the Retiree Medical Plan effective December 31, 2010 and account for this as a negative plan amendment. The termination of the Retiree Medical Plan eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. As such, there were no costs associated with the Retiree Medical Plan in the three and nine months ended September 30, 2011.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for discretionary Company contributions and Company contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.3 million and $4.0 million for the Company match of employee contributions to the Plan for the three and nine months ended September 30, 2011. During the same periods last year, the Company recorded $0.9 million and $2.5 million for the same match.

10. Other Assets and Liabilities

Other assets and liabilities as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of September 30, 2011	As of December 31, 2010
Other Long-Term Assets, net:
Investment in deferred compensation	$4,325	$4,448
Long-term prepaid costs	10,293	7,674
Capitalized financing costs	3,520	1,432
Other	2,254	4,380

Total other long-term assets	$20,392	$17,934

Other Long-Term Liabilities:
Accrued pension obligation	$20,093	$27,389
Deferred rent	18,605	18,535
Deferred directors compensation	4,338	4,455
Long-term swap liability	14,581	25,215
Long-term income tax liability	4,495	4,857
Other	5,923	4,808

Total other long-term liabilities	$68,035	$85,259

11. Accounting for Uncertainty in Income Taxes

For each of the periods ended September 30, 2011 and December 31, 2010, the Company had $3.7 million and $4.5 million, respectively, in gross unrecognized tax benefits. The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Condensed Consolidated Statement of Income for the quarter ended September 30, 2011 was not material. The Condensed Consolidated Balance Sheets for each of the periods ended September 30, 2011 and December 31, 2010, include $0.8 million and $1.0 million, respectively, accrued for the potential payment of interest and penalties.

As of September 30, 2011, the Company’s U.S. Federal income tax returns for 2008 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2003 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the Internal Revenue Service, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.8 million.

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

Approximately 89% ($435 million) of the Company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at September 30, 2011. The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of September 30, 2011 were as follows (in thousands):

As of September 30, 2011	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(7,300)
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(5,238)
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(2,043)

(1)	These interest rate derivatives qualify for hedge accounting. Therefore, the fair value of each interest rate derivative is included in the Company’s Consolidated Balance Sheets as either a component of “Other long-term assets” or “Other long-term liabilities” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”. Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements. If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of September 30, 2011, the Company would have been required to pay the aggregate fair value net liability of $14.6 million plus accrued interest to the counterparties.

The Company’s interest rate swaps prior to and after the September 2011 debt refinance contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings. The following table depicts the effect of these derivative instruments on the statement of income for the three- and nine-month period ended September 30, 2011.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2010	At September 30, 2011	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
November 2007 Swap Transaction	$(6,681)	$(4,506)	Interest expense, net; income tax expense	$928	$2,175
December 2007 Swap Transaction	(6,470)	(3,233)	Interest expense, net; income tax expense	1,282	3,237
March 2008 Swap Transaction	(2,470)	(1,261)	Interest expense, net; income tax expense	511	1,209

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011 (in thousands):

	Fair Value Measurements as of September 30, 2011
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$14,581	$—	$14,581	$—

The carrying amount of accounts receivable at September 30, 2011, including $455.9 million of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of September 30, 2011, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

Fourth quarter year-over-year sales growth rates are expected to trend somewhat lower than the third quarter year-over-year growth rates. The third quarter is typically the Company’s strongest sales quarter. The Company’s growth initiatives should continue to contribute to sales growth particularly in the industrial and janitorial/breakroom product categories.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•

The general economic picture of high unemployment, low economic growth, low business confidence, and high uncertainty in the credit and financial markets is expected to continue. As a result, the Company is seeking further growth through its own actions and initiatives. Also, strong demand continues to drive significant growth in industrial supplies.

•

Sales for the third quarter rose $39 million or 3.1% to $1.31 billion. Strong sales growth continued in the industrial supplies and janitorial/breakroom categories, which were up 23.7% and 10.6%, respectively, from last year. Office products, technology and furniture category sales were down 0.6%, 0.6% and 9.8%, respectively, versus the prior year. A significant portion of the furniture category decline was due to a sourcing shift in some national account business.

•

Gross margin in the third quarter of 2011 was up $4.9 million to $199.8 million, compared with $194.9 million for the same quarter a year ago. Gross margin as a percent of sales was 15.3%, flat compared to the prior-year quarter. Gross margin was negatively affected by ongoing competitive pricing pressures and higher fuel costs, while higher product cost inflation, higher inventory purchase-related supplier allowances and other inventory-related items helped to offset these items. In addition, ongoing War on Waste (WOW) initiatives positively contributed to gross margin.

•

Third quarter operating expenses were $135.1 million, or 10.3% of sales, compared with $129.3 million, or 10.2% of sales, in the third quarter of 2010. Prior year operating expenses included a non-cash $3.3 million favorable adjustment related to the termination of a post-retirement medical plan. Excluding this item, 2010 operating expenses were $132.6 million or 10.4% of sales. Continued investments in strategic growth initiatives, costs to support higher sales and higher bad debt costs in 2011 contributed to the increase in operating expenses. These cost increases were partially offset by lower depreciation, favorable resolution of non-income based tax liabilities and continued success with WOW efforts.

•

Operating income for the quarter ended September 30, 2011 was $64.6 million, or 4.9% of sales, versus $65.5 million, or 5.2% of sales, in the third quarter of 2010. Excluding the items noted above, 2010 operating income was $62.2 million or 4.9% of sales.

•

Diluted earnings per share for the latest quarter were $0.81, compared with $0.77 in the prior-year period. Excluding the effect of the plan termination referenced above, adjusted earnings per share were up 13% from last year’s $0.72.

•

Net cash provided by operating activities totaled $99.5 million for the latest nine-month period versus cash provided of $114.4 million a year ago. This year’s cash flow was positively affected by a significant reduction in inventory offset by higher accounts receivable and lower accounts payable. Cash flow used in investing activities totaled $20.7 million in 2011, down from $33.4 million in the first nine months of 2010. Included in 2010 investing activities is $15.5 million related to an acquisition and an investment.

•

In September 2011, the Company closed a five-year $700 million Credit Facility. This facility replaced the Company’s $425 million revolver and $200 million term loan. Including the new facility, the Company has total committed funding sources of approximately $940 million. As of September 30, 2011, the Company had total debt outstanding of $489.7 million, compared with $441.8 million as of September 30, 2010. As of September 30, 2011 and 2010, debt-to-total capitalization was 40.4% and 37.6%, respectively.

•	On October 19, 2011, the Board of Directors approved a $0.13 per share dividend to shareholders of record on December 15, 2011, payable on January 13, 2012.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

Stock Repurchase Program

On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. During the nine-month period ended September 30, 2011 and 2010, the Company repurchased 4,310,820 and 3,169,538 shares of USI’s common stock at an aggregate cost of $137.7 million and $89.4 million, respectively. Through October 26, 2011, the Company repurchased 4.3 million shares year-to-date for $137.7 million. As of that date, the Company had approximately $50 million remaining of existing share repurchase authorization from the Board of Directors.

Critical Accounting Policies, Judgments and Estimates

The Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment test from the last day of the fourth quarter (December 31) to the first day of the fourth quarter (October 1). This change will be applied prospectively. There were no other significant changes during the first nine months of 2011 to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table presents operating income as a percentage of net sales:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	84.75	84.67	85.11	85.16

Gross margin	15.25	15.33	14.89	14.84
Operating expenses
Warehousing, marketing and administrative expenses	10.32	10.18	10.88	10.68

Operating income	4.93	5.15	4.01	4.16

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income and Earnings Per Share for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands, except per share data). The tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of a non-cash pre-tax equity compensation charge taken with respect to a transition agreement with the company’s former chief executive officer in second quarter of 2011 and a non-cash non-deductible asset impairment charge in the first quarter of 2011. Additionally, the tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of terminating a post-retirement medical plan in the second quarter of 2010. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended September 30,
	2011		2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net Sales	$1,310,029	100.00%	$1,270,701	100.00%

Gross profit	$199,751	15.25%	$194,861	15.33%
Operating expenses	$135,117	10.32%	$129,323	10.18%
Post-retirement medical plan termination	—	—	3,315	0.26

Adjusted operating expenses	$135,117	10.32%	$132,638	10.44%

Operating income	$64,634	4.93%	$65,538	5.15%
Operating expense item noted above	—	—	(3,315)	(0.26)

Adjusted operating income	$64,634	4.93%	$62,223	4.89%

Net income	$35,779		$36,470
Operating expense item noted above	—		(2,053)

Adjusted net income	$35,779		$34,417

Diluted earnings per share	$0.81		$0.77
Per share operating expense item noted above	—		(0.03)

Adjusted diluted earnings per share	$0.81		$0.72

Adjusted diluted earnings per share – growth rate over the prior year period	13%
Weighted average number of common shares—diluted	44,202		47,548

	For the Nine Months Ended September 30,
	2011		2010
	Amount	% to Net Sales	Amount	% to Net Sales
Net Sales	$3,804,110	100.00%	$3,645,769	100.00%

Gross profit	$566,362	14.89%	$540,966	14.84%
Operating expenses	$413,917	10.88%	$389,309	10.68%
Equity compensation – CEO transition	(4,409)	(0.12)%	—	—
Asset impairment charge	(1,635)	(0.04)%	—	—
Post-retirement medical plan termination	—	—	6,077	0.17%

Adjusted operating expenses	$407,873	10.72%	$395,386	10.85%

Operating income	$152,445	4.01%	$151,657	4.16%
Operating expense items noted above	6,044	0.16%	(6,077)	(0.17)%

Adjusted operating income	$158,489	4.17%	$145,580	3.99%

Net income	$81,062		$81,697
Operating expense items noted above	4,367		(3,754)

Adjusted net income	$85,429		$77,943

Diluted earnings per share	$1.77		$1.68
Per share operating expense items noted above	0.10		(0.08)

Adjusted diluted earnings per share	$1.87		$1.60

Adjusted diluted earnings per share – growth rate over the prior year period	17%
Weighted average number of common shares—diluted	45,718		48,624

Results of Operations—Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Net Sales. Net sales for the third quarter of 2011 were $1.31 billion, up 3.1% compared with sales of $1.27 billion for the same three-month period of 2010. The following table summarizes net sales by product category for the three-month periods ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,
	2011	2010(1)
Technology products	$406.9	$409.1
Traditional office products (including cut-sheet paper)	362.5	364.6
Janitorial and breakroom supplies	324.5	293.3
Industrial supplies	94.2	76.2
Office furniture	89.7	99.4
Freight revenue	24.0	22.3
Services, Advertising and Other	8.2	5.8

Total net sales	$1,310.0	$1,270.7

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the third quarter of 2011 by 0.6% versus the third quarter of 2010. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 31.1% of net sales for the third quarter of 2011. Technology sales declined versus the prior-year quarter due to shifts to a manufacturer-direct model in some national account business. This decline was mostly offset by significant growth in new channels and other targeted initiatives.

Sales of traditional office supplies fell in the third quarter of 2011 by 0.6% versus the third quarter of 2010. Traditional office supplies represented 27.7% of the Company’s consolidated net sales for the third quarter of 2011. Favorable growth in the public sector and new channels in the office products category were offset by unfavorable customer sourcing decisions.

Sales in the janitorial and breakroom supplies product category increased 10.6% in the third quarter of 2011 compared to the third quarter of 2010. This category accounted for 24.8% of the Company’s third quarter of 2011 consolidated net sales. Sales reflected execution of growth initiatives including a major customer conversion that is now producing solid results and strong growth in food service product sales.

Industrial sales in the third quarter of 2011 increased 23.7% compared to the same prior-year period. Sales of industrial supplies accounted for 7.2% of the Company’s net sales for the third quarter of 2011. Industrial sales growth continues to be strong, despite more difficult comparisons, due to strategic initiatives and continued strong demand for industrial products.

Office furniture sales in the third quarter of 2011 were down 9.8% compared to the third quarter of 2010. Office furniture accounted for 6.8% of the Company’s third quarter of 2011 consolidated net sales. This quarterly decline reflects a shift of some national account business to direct purchases from manufacturers.

The remaining 2.4% of the Company’s third quarter of 2011 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the third quarter of 2011 was $199.8 million, compared to $194.9 million in the third quarter of 2010. The gross margin rate of 15.3% was flat to the prior-year quarter. Gross margin rates were negatively affected by competitive pricing pressures that lowered margins about 40 basis points in the quarter. Higher diesel fuel costs partially offset by WOW savings in freight and occupancy charges negatively impacted margin by approximately 10 basis points compared to the prior-year quarter. These items were offset by favorable product cost inflation, inclusive of LIFO charges, of 20 basis points. LIFO expense for the quarter was favorably impacted by a projected reduction in furniture inventory levels. In addition, higher inventory-purchase related supplier allowances added 20 basis points to the margin rate.

Operating Expenses. Operating expenses for the third quarter of 2011 totaled $135.1 million, or 10.3% of net sales, compared with $129.3 million, or 10.2% of net sales in the prior-year quarter. 2010 operating expenses included a non-cash $3.3 million favorable adjustment related to the termination of the post-retirement medical plan. Excluding this item, 2010 operating expenses were $132.6 million or 10.4% of sales. Continued investments in strategic growth initiatives were leveraged by higher sales while higher bad debt costs of 10 basis points in the third quarter of 2011 contributed to the increase in operating expenses. These cost increases were offset by lower depreciation of 10 basis points, a favorable resolution of non-income based tax liabilities of 15 basis points and continued success with WOW efforts.

Interest Expense, net. Interest expense for the third quarter of 2011 was $7.0 million, up by $0.3 million for the same period in 2010, as a result of higher debt levels throughout the quarter and a $0.1 million write-off of capitalized financing costs.

Other expense, net. Other expense included $0.1 million for an accounting charge to bring prior acquisition earn-out liabilities to fair value.

Income Taxes. Income tax expense was $21.8 million for the third quarter of 2011, compared with $22.4 million for the same period in 2010. The Company’s effective tax rate was 37.8% for the current-year quarter and 38.1% for the same period in 2010.

Net Income. Net income for the third quarter of 2011 totaled $35.8 million, or $0.81 per diluted share, compared with net income of $36.5 million, or $0.77 per diluted share for the same three-month period in 2010. Adjusted for the impact of terminating a post-retirement medical plan, net income for the third quarter of 2010 was $34.4 million, or $0.72 per diluted share.

Results of Operations—Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Net Sales. Net sales for the first nine months of 2011 were $3.80 billion, up 4.3% compared with sales of $3.65 billion for the same nine-month period of 2010. After adjusting for one additional workday, sales were up 3.8%. The following table summarizes net sales by product category for the nine-month periods ended September 30, 2011 and 2010 (in millions):

	Nine months Ended September 30,
	2011(1)	2010(1)
Technology products	$1,238.9	$1,245.8
Traditional office products (including cut-sheet paper)	1,043.0	1,014.2
Janitorial and breakroom supplies	917.8	830.8
Industrial supplies	263.2	212.5
Office Furniture	250.4	262.9
Freight revenue	67.8	63.9
Services, Advertising and Other	23.0	15.7

Total net sales	$3,804.1	$3,645.8

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the first nine months of 2011 by 1.1% versus the first nine months of 2010, after adjusting for one additional workday in the current year. This category accounted for 32.6% of net sales for the first nine months of 2011. This decline was driven by sourcing shifts in some national account business partially offset by growth in new channels and other strategic initiatives.

Sales of traditional office supplies grew in the first nine months of 2011 by 2.3% versus the first nine months of 2010, after adjusting for one additional workday. Traditional office supplies represented 27.4% of the Company’s consolidated net sales for the first nine months of 2011. Within this category, double-digit growth in cut-sheet paper sales as well as favorable public sector and new channel business was partially offset by unfavorable customer sourcing decisions.

Sales in the janitorial and breakroom supplies product category increased 9.9% in the first nine months of 2011 compared to the first nine months of 2010, after adjusting for one additional workday. This category accounted for 24.1% of the Company’s first nine months of 2011 consolidated net sales. Sales reflected execution of growth initiatives, the conversion of a major customer, and growth in food service products.

Industrial sales in the first nine months of 2011 increased 23.2% compared to the same prior-year period, after adjusting for one additional workday. Sales of industrial supplies accounted for 6.9% of the Company’s net sales for the first nine months of 2011. Industrial sales growth reflects the successful execution of sales initiatives and continued strong demand for industrial products.

Office furniture sales in the first nine months of 2011 were down 5.2% compared to the first nine months of 2010, after adjusting for one additional workday. Office furniture accounted for 6.6% of the Company’s first nine months of 2011 consolidated net sales. This decline represents a sourcing shift with some national account business and a challenging transactional market.

The remaining 2.4% of the Company’s net sales for the first nine months of 2011 were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first nine months of 2011 was $566.4 million, compared to $541.0 million in the third quarter of 2010. The gross margin rate of 14.9% was about 5 basis points higher than the rate for the first nine months of the prior year. Higher inventory purchase-related supplier allowances added about 40 basis points for the year-to-date period while inventory-related inflation margin components also added approximately 15 basis points to the margin rate. Included in the inventory-related inflation margin was a favorable LIFO adjustment in the third quarter of 2011. Increased margins from fulfillment and other services added 10 basis points in margin. These items were partially offset by continued competitive pricing pressures that lowered margins by approximately 50 basis points. Rising fuel costs offset by savings in freight and occupancy charges from War on Waste (“WOW”) initiatives had a 10 basis point negative effect on gross margins versus the prior year.

Operating Expenses. Operating expenses in 2011 of $413.9 million or 10.9% of sales included a $4.4 million equity compensation charge as well as a $1.6 million asset impairment charge related to an equity investment. This compares to last year’s operating expenses of $389.3 million, or 10.7% of sales, which included a $6.1 million benefit from an accrual reversal for the termination of a post-retirement medical plan. Excluding these items, operating expenses in the first nine months of 2011 were $407.9 million or 10.7% of sales, compared with $395.4 million or 10.9% of sales in the prior year period. Increased operating expense in 2011 supported strategic growth initiatives partially offset by lower variable management compensation costs totaling a net 10 basis point improvement, lower depreciation expense of 5 basis points and continued WOW savings.

Interest Expense, net. Interest expense for the first nine months of 2011 was $20.1 million, up by $0.8 million for the same period in 2010, as a result of higher debt levels throughout the quarter.

Other expense, net. Other expense included $0.4 million for an accounting charge to bring prior acquisition earn-out liabilities to fair value.

Income Taxes. Income tax expense was $50.9 million for the first nine months of 2011, compared with $50.7 million for the same period in 2010. The Company’s effective tax rate was 38.6% for the first nine months of 2011 and 38.3% for the same period in 2010.

Net Income. Net income for the first nine months of 2011 totaled $81.1 million, or $1.77 per diluted share, compared with net income of $81.7 million, or $1.68 per diluted share for the same nine-month period in 2010. Adjusted for the impact of the equity compensation charge, the non-deductible asset impairment charge in 2011 and the termination of a post-retirement medical plan in the first nine months of 2010, net income was $85.4 million, or $1.87 per diluted share, compared with net income of $77.9 million, or $1.60 per diluted share.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of September 30, 2011	As of December 31, 2010
2011 Credit Agreement	$347.9	$—
2007 Credit Agreement—Revolving Credit Facility	—	100.0
2007 Credit Agreement—Term Loan	—	200.0
2007 Master Note Purchase Agreement	135.0	135.0
Industrial development bond, at market-based interest rates, maturing in 2011	6.8	6.8

Debt under GAAP	489.7	441.8
Stockholders’ equity	721.2	759.6

Total capitalization	$1,210.9	$1,201.4

Adjusted debt-to-total capitalization ratio	40.4%	36.8%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of September 30, 2011, is summarized below (in millions):

Availability

Maximum financing available under:
2011 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	100.0
Industrial Development Bond	6.8

Maximum financing available		$941.8
Amounts utilized:
2011 Credit Agreement	347.9
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	18.6
Industrial Development Bond	6.8

Total financing utilized		508.3

Available financing, before restrictions		433.5
Restrictive covenant limitation		94.3

Available financing as of September 30, 2011		$339.2

(1)	The 2009 Receivables Securitization Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The 2011 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and imposes limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1. The 2011 Credit Agreement contains additional representations and warranties, covenants and events of default that are customary for facilities of this type. The 2011 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the nine-month period ending September 30, 2011, there were no significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary, USS Receivables Company, Ltd. (“USSRC”), upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investor. The maximum investment to USR at any one time outstanding under the Current Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the Program has been terminated. The maturity date of the Program is November 23, 2013, subject to the extension of the commitment of the Investor under the current Program, which expires on January 20, 2012.

The receivables sold to the Investor will remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt will be recorded as interest expense on USI’s income statement. As of September 30, 2011 and December 31, 2010, $455.9 million and $405.5 million, respectively, of receivables had been sold to the agent. However, no amounts had been borrowed by USR as of those periods.

On September 21, 2011, USI and USSC entered into a Third Amended and Restated Five-Year Revolving Credit Agreement (the “2011 Credit Agreement”) with U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents; Bank of America, N.A. and PNC Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders identified therein. The 2011 Credit Agreement amends and restates the Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”).

The 2011 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2011 Credit Agreement also provides a sublimit for the issuance of letters of credit in an aggregate amount not to exceed $100 million at any one time and provides a sublimit for swing line loans in an aggregate outstanding principal amount not to exceed $50 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swing line loans under the facility reduce the remaining availability under the 2011 Credit Agreement. Subject to the terms and conditions of the 2011 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1 billion.

Amounts borrowed under the 2011 Credit Agreement are secured by substantially all of the Company’s assets, other than real property and certain accounts receivable. Borrowings under the 2011 Credit Agreement will bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2011 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio (calculated as provided in Section 6.20 of the 2011 Credit Agreement) (the “Leverage Ratio”). In addition, the Company is required to pay the lenders a fee on the unutilized portion of the commitments under the 2011 Credit Agreement at a rate per annum depending on the Company’s Leverage Ratio.

Subject to the terms and conditions of the 2011 Credit Agreement, USSC is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2011 Credit Agreement, plus up to $200 million under the Company’s Receivables Securitization Program and up to $135 million in replacement or refinancing of the 2007 Note Purchase Agreement. The 2011 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and imposes limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1. The 2011 Credit Agreement contains additional representations and warranties, covenants and events of default that are customary for facilities of this type.

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

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of September 30, 2011 were as follows (in thousands):

As of September 30, 2011	Notional Amount	Receive	Pay	Effective Date	Termination (Maturity) Date
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2008	January 15, 2013
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	December 21, 2007	June 21, 2012
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	March 31, 2008	June 29, 2012

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

The Company had outstanding letters of credit of $18.6 million under the 2011 Credit Agreement as of September 30, 2011 and under the 2007 Credit Agreement as of December 31, 2010, respectively. Approximately $7.0 million of these letters well used to guarantee the industrial development bond.

At September 30, 2011 funding levels based on the Company’s unhedged debt, a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of September 30, 2011, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond is scheduled to mature in December 2011 and carries market-based interest rates.

Refer to Note 8, “Long-Term Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the nine-month periods ended September 30, 2011 and 2010 are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$99,489	$114,357
Net cash used in investing activities	(20,724)	(33,436)
Net cash used in financing activities	(89,545)	(60,949)

Cash Flow From Operations

Net cash provided by operating activities for the nine months ended September 30, 2011 totaled $99.5 million, compared with $114.4 million in the same nine-month period of 2010.

Operating cash flows for the first nine months of 2011 were positively affected by a significant reduction in inventory offset by higher accounts receivable and lower accounts payable.

Cash Flow From Investing Activities

Net cash used in investing activities for the first nine months of 2011 was $20.7 million, compared to net cash used in investing activities of $33.4 million for the nine months ended September 30, 2010. The decrease primarily relates to the acquisition of MBS Dev for approximately $10.5 million, net of cash acquired in the first quarter of 2010, and a $5.0 million minority investment in the capital stock of a managed print services and technology solution business in the second quarter of 2010. Gross capital spending also increased in the first nine months of 2011 to $20.8 million from $18.0 million in the same period in 2010. For the full year of 2011, the Company expects gross capital expenditures to be in the range of $25 million to $30 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 totaled $89.5 million, compared with net cash used of $60.9 million in the prior-year period. In September 2011, the Company closed a five-year $700 million Credit Facility. Debt increased to $489.7 million at September 30, 2011 from $441.8 million as of December 31, 2010. Cash used in financing activities also included $137.7 million in share repurchases, payments of $12.0 million in cash dividends, and $2.7 million for payments of debt fees partially offset by $11.5 million in net proceeds from the stock-based compensation agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first nine months of 2011 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of September 30, 2011, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The Company successfully implemented a new company-wide Human Resources Information System on January 3, 2011 and a new Tax Provision System on March 31, 2011. As a result, the Company’s internal control over financial reporting changed during the first quarter of 2011. Post-implementation monitoring has been ongoing and management believes internal controls are being maintained or enhanced by the systems. The implementations were undertaken to replace the Company’s legacy payroll, compensation and benefits system and tax provision process with more advanced technology. The new systems have undergone rigorous pre-implementation review and testing, and associates have been trained. Process documentation updates are substantially complete. As the systems are relatively new, management continues to test key controls to ensure controls operate effectively on a consistent basis. Documentation and evaluation of the operating effectiveness of related key controls will be completed during subsequent periods.

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Common Stock Purchase

On July 15, 2011, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. During the nine-month period ended September 30, 2011 and 2010, the Company repurchased 4,310,820 and 3,169,538 shares of USI’s common stock at an aggregate cost of $137.7 million and $89.4 million, respectively. Through October 28, 2011, the Company repurchased 4.3 million shares year-to-date for $137.9 million. As of that date, the Company had approximately $49.8 million remaining of existing share repurchase authorization from the Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

This Quarterly Report on Form 10-Q includes as exhibits certain documents that the Company has previously filed with the SEC. Such previously filed documents are incorporated herein by reference from the respective filings indicated in parentheses at the end of the exhibit descriptions (all made under the Company’s file number of 0-10653).

Exhibit No.	Description

2.1	Agreement for Purchase and Sale of Stock of MBS Dev, Inc., dated as of February 26, 2010, among the Stockholders of MBS Dev, Inc. and United Stationers Supply Co. (“USSC”) (Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on May 6, 2010)

3.1	Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), USSC, and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc. (“Lagasse”), United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

10.1*	Transition Agreement, dated August 12, 2011, among USI, USSC, and Victoria J. Reich**

10.2	Amended and Restated Executive Employment Agreement, dated August 19, 2011, between USI and P. Cody Phipps (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2011) **

10.3	Performance-Based Restricted Stock Unit Award Agreement, dated August 19, 2011, between the Registrant and P. Cody Phipps (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011) **

10.4*†	Third Amended and Restated Five-Year Revolving Credit Agreement among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association, as Administrative Agent, and the financial institutions listed on the signature pages thereof

10.5*	Reaffirmation, dated September 21, 2011, among USI, USSC, Lagasse, USTS, USFS, ORS Nasco, Inc., Oklahoma Rig, Inc., Oklahoma Rig & Supply Co. Trans., Inc., and MBS Dev, Inc.

18 *	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31.1*	Certification of Chief Executive Officer, dated as of November 2, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of November 2, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of November 2, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 2, 2011, formatted in Extensible Business Reporting Language

Exhibit No.	Description

(XBRL): (i) the Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

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

UNITED STATIONERS INC.
(Registrant)

Date: November 2, 2011	/S/ FAREED A. KHAN
Fareed A. Khan
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)