Form 10-K
period 2011-12-31
UNITED STATIONERS INC
filed 2012-02-27
CIK 355999

United States

Securities and Exchange Commission

Washington, DC 20549

(Mark one)	FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-10653

UNITED STATIONERS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3141189
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Parkway North Boulevard

Suite 100

Deerfield, Illinois 60015-2559

(847) 627-7000

(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s

Principal Executive Offices)

(Title of Class)	Name of Exchange on which registered:
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2011 was approximately $1.586 billion.

On February 16, 2012, United Stationers Inc. had 42,333,702 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.’s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.

FORM 10-K

For The Year Ended December 31, 2011

PART I

ITEM 1.  BUSINESS.

General

United Stationers Inc. is a leading national wholesale distributor of business products, with consolidated net sales of $5.0 billion. United stocks a broad and deep line of approximately 100,000 products, including technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. The Company’s network of 65 distribution centers allows it to ship products to over 25,000 reseller customers, reaching more than 90% of the population of the U.S. and major cities in Mexico on an overnight basis.

Except where otherwise noted, the terms “United” and “the Company” refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. (USI), was incorporated in 1981 in Delaware. USI’s only direct wholly owned subsidiary—and its principal operating company—is United Stationers Supply Co. (USSC), incorporated in 1922 in Illinois.

Products

United stocks approximately 100,000 products in these categories:

Technology Products. The Company is a leading national wholesale distributor of computer supplies and peripherals. It stocks nearly 15,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated about 33% of the Company’s 2011 consolidated net sales.

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

Janitorial and Breakroom Supplies. United is a leading wholesaler of janitorial and breakroom supplies throughout the nation. The Company holds over 8,000 items in these lines: janitorial and breakroom supplies (cleaners and cleaning accessories), foodservice consumables (such as disposable cups, plates and utensils), safety and security items, and paper and packaging supplies. This product category provided about 24% of the latest year’s net sales primarily from Lagasse, Inc. (Lagasse), a wholly owned subsidiary of USSC.

Office Furniture. United is one of the largest office furniture wholesaler distributors in the nation. It stocks approximately 4,500 products including desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. Innovative marketing programs and related services help drive this business across multiple customer channels. This product category represented approximately 6% of net sales for the year.

Industrial Supplies. USSC acquired ORS Nasco Holding, Inc. (ORS Nasco) in December 2007, and as a result, now stocks over 52,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items and oil field and welding supplies. In 2011, this product category accounted for roughly 7% of the Company’s net sales.

The remainder of the Company’s consolidated net sales came from freight, advertising and software related revenue.

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

During 2011, private brand products accounted for about 16% of United’s net sales.

Customers

United serves a diverse group of over 25,000 customers. They include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. The Company had one customer, W.B. Mason Co., Inc., which constituted 10.8% of its 2011 consolidated net sales. No other single customer accounted for more than 10% of 2011 consolidated net sales.

Sales to independent resellers—which include our United Stationers Supply, Lagasse and ORS Nasco resellers, as well as new channel customers—contributed approximately 87% of consolidated net sales. The Company provides these customers with value-added services designed to help them market their products and services while improving operating efficiencies and reducing costs. National accounts comprised about 13% of the Company’s 2011 consolidated net sales.

Marketing and Customer Support

United’s customers can purchase most of the products the Company distributes at similar prices from many other sources. Many reseller customers purchase their products from more than one source, frequently using “first call” and “second call” distributors. A “first call” distributor typically is a reseller’s primary wholesaler and has the first opportunity to fill an order. If the “first call” distributor cannot meet the demand, or do so on a timely basis, the reseller will contact its “second call” distributor.

United’s marketing and logistic capabilities differentiate the Company from its competitors by providing exceptional value-added services to resellers:

•	A broad line of products for one-stop shopping with high levels of products in stock, and an average line fill rate better than 97% in 2011;
•	Comprehensive printed product catalogs for easy shopping and reference guides as well as digital catalogs and search capabilities to power e-commerce Web sites;
•	Advanced e-business capabilities including software alternatives to help reseller customers run their businesses and to help resellers and suppliers target profitable growth opportunities;
•	Expanded services offerings labeled Orbit Point which is a new suite of services designed to help resellers pursue, win, and support large, national, regional, and multi-location accounts;
•	Delivery of integrated marketing campaigns that include annual marketing planning, the use of direct mail and emails, customer business reviews, and enhanced reseller branding;
•	Extensive promotional materials and marketing programs to increase sales and build loyalty;
•	Efficient order processing, resulting in a 99.6% order accuracy rate for the year;
•	High-quality customer service from several state-of-the-art customer care centers;
•	National distribution capabilities that enable next- to second-day delivery to the contiguous U.S. and major cities in Mexico, providing a 98% on-time delivery rate in 2011;
•	Training programs designed to help resellers improve their sales and marketing techniques;
•	End-consumer research to help resellers better understand their markets.

United’s marketing programs emphasize two other major strategies. First, the Company produces product content that is used to populate an extensive array of print and electronic catalogs for business product resellers. The printed catalogs usually are customized with each reseller’s name, then sold to the resellers who, in turn, distribute them to their customers. In addition, the Company typically produces a number of promotional catalogs each quarter. United also develops separate monthly, quarterly and semi-annual flyers covering most of its product categories, including its private brand lines that offer a large selection of popular commodity products. United sends out weekly emails as part of its eDeals program to drive sales and promote specific products and solutions. Since catalogs and electronic content provide product exposure to end consumers and generate demand, United tries to maximize their distribution on behalf of its suppliers and customers.

Second, United provides its resellers with a variety of dealer support and marketing services. These programs are designed to help resellers differentiate themselves by making it easier for customers to buy from them, and often allow resellers to reach customers they had not traditionally served.

Resellers can place orders with the Company through a variety of electronic order entry systems or by phone, fax and e-mail. Electronic order entry systems allow resellers to forward their customers’ orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2011, United received approximately 93% of its orders electronically.

Distribution

The Company uses a network of 65 distribution centers to provide about 100,000 items on a national basis to over 25,000 reseller customers. This network, combined with the Company’s depth and breadth of inventory in technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies, enables the Company to ship products on an overnight basis to more than 90% of the population of the U.S. and major cities in Mexico. United’s domestic operations generated approximately $4.9 billion of its approximately $5.0 billion in 2011 consolidated net sales, with its international operations contributing another $0.1 billion to 2011 net sales.

Distribution centers are supplemented with 37 re-distribution points across the nation to facilitate delivery. United has a dedicated fleet of approximately 550 trucks, most of which are under contract to the Company. This enables United to make direct deliveries to resellers from regional distribution centers and local distribution points.

The “Wrap and Label” program is another important service for resellers. It gives resellers the option to receive individually packaged orders ready to be delivered to their end consumers. For example, when a reseller places orders for several individual consumers, United can pick and pack the items separately, placing a label on each package with the consumer’s name, ready for delivery to the end consumer by the reseller. Resellers appreciate the “Wrap and Label” program because it eliminates the need to break down bulk shipments and repackage orders before delivering them to consumers.

In addition to providing value-adding programs for resellers, United also remains committed to reducing its operating costs. Its “War on Waste” (WOW) program, which began in 2007, is targeting the removal of $100 million in costs over five years through a combination of new and continuing activities. In addition, WOW includes process improvement and work simplification activities that will help increase efficiency throughout the business and improve customer satisfaction.

Purchasing and Merchandising

As a leading wholesale distributor of business products, United leverages its broad product selection as a key merchandising strategy. The Company orders products from over 1,000 manufacturers. This purchasing volume means United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2011, United’s largest supplier was Hewlett-Packard Company, which represented approximately 20% of its total purchases.

The Company’s Merchandising Department is responsible for selecting merchandise and for managing the entire supplier relationship. Product selection is based on three factors: end-consumer acceptance; anticipated demand for the product; and the manufacturer’s total service, price and product quality. As part of its effort to create an integrated supplier approach, United introduced the “Preferred Supplier Program.” In exchange for working closely with United to maximize a combined market strategy and operating contribution, as well as demonstrating compliance with United’s supply requirements and a proven track record of successful partnership, participating suppliers’ products are treated as preferred brands in the Company’s marketing efforts.

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

The Company also competes with manufacturers who often sell their products directly to resellers and may offer lower prices. United believes that it provides an attractive alternative to manufacturer direct purchases by offering a combination of value-added services, including 1) a broad line of business products from multiple manufacturers on a “one-stop shop” basis, 2) marketing and catalog programs, 3) same- to second-day delivery, 4) lower minimum order quantities, and 5) Wrap and Label capabilities.

Seasonality

United’s sales generally are relatively steady throughout the year. However, sales also reflect seasonal buying patterns for consumers of traditional office products. In particular, the Company’s sales of traditional office products usually are higher than average during January, when many businesses begin operating under new annual budgets and release previously deferred purchase orders. Janitorial and breakroom supplies sales are somewhat higher in the summer months. Industrial supplies sales are somewhat higher in summer months as well.

Employees

As of February 16, 2012, United employed approximately 5,950 people.

Management believes it has good relations with its associates. Approximately 550 of the shipping, warehouse and maintenance associates at certain of the Company’s Baltimore, Los Angeles and New Jersey distribution centers are covered by collective bargaining agreements. The bargaining agreements in the Los Angeles and New Jersey distribution centers were successfully renegotiated in 2011 and are set to expire in 2014. The bargaining agreement in Baltimore is scheduled to expire in 2012. The Company has not experienced any work stoppages during the past five years.

Availability of the Company’s Reports

The Company’s principal Web site address is www.unitedstationers.com. This site provides United’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K—as well as amendments and exhibits to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for free as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, copies of these filings (excluding exhibits) may be requested at no cost by contacting the Investor Relations Department:

United Stationers Inc.

Attn: Investor Relations Department

One Parkway North Boulevard

Suite 100

Deerfield, IL 60015-2559

Telephone: (847) 627-7000

E-mail: IR@ussco.com

ITEM 1A.  RISK FACTORS.

Any of the risks described below could have a material adverse effect on the Company’s business, financial condition or results of operations. These risks are not the only risks facing United; the Company’s business operations could also be materially adversely affected by risks and uncertainties that are not presently known to United or that United currently deems immaterial.

United’s operating results depend on employment rates and the strength of the general economy.

The customers that United serves are affected by changes in economic conditions outside the Company’s control, including national, regional and local slowdowns in general economic activity and job markets. Demand for the products and services the Company offers, particularly in office products, technology and furniture, is affected by the number of white collar and other workers employed by the businesses United’s customers serve. The persistent high unemployment rates in recent years have adversely affected United’s results of operations. If employment continues to grow at a slow rate, demand for the products the Company sells will be adversely affected.

United may not achieve its growth, cost-reduction and margin enhancement goals.

United has set goals to improve its profitability over time by reducing expenses, growing sales to existing and new customers, and increasing sales of higher margin products as a percentage of total sales. There can be no assurance that United will achieve its enhanced profitability goals. Factors that could have a significant effect on the Company’s efforts to achieve these goals include the following:

•	Failure to achieve the Company’s revenue and margin growth objectives in its sales channels and product categories;
•	Impact on gross margin from competitive pricing pressures;
•	Failure to maintain or improve the Company’s sales mix between lower margin and higher margin products;
•	Inability to pass along cost increases from United’s suppliers to its customers;
•	Failure to increase sales of United’s private brand products; and
•	Failure of customers to adopt the Company’s product pricing and marketing programs.

The loss of one or more significant customers could significantly reduce United’s revenues and profitability.

United’s top five customers accounted for approximately 26% of the Company’s 2011 net sales. During 2011 a significant customer materially reduced its purchases from United by making more purchases direct from product manufacturers. Increasing direct purchases by major customers from manufacturers, as well as the loss of one or more key customers, changes in the sales mix or sales volume to key customers, or a significant downturn in the business or financial condition of any of them could significantly reduce United’s sales and profitability.

United’s reliance on supplier allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives that are often based on volume contribute significantly to United’s profitability. If United does not comply with suppliers’ terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, United may not earn certain allowances and promotional incentives. Additionally, suppliers may reduce the allowances they pay United if they conclude that the value United creates does not justify the allowances. If United’s suppliers reduce or otherwise alter their allowances or promotional incentives, United’s profit margin for the sale of the products it purchases from those suppliers may be harmed. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company’s results of operation.

United relies on independent resellers for a significant percentage of its net sales.

Sales to independent resellers account for a significant portion of United’s net sales. Independent resellers compete with national distributors and retailers that have substantially greater financial resources and technical and marketing capabilities. Over the years, several of the Company’s independent reseller customers have been acquired by competitors or have ceased operation. If United’s customer base of independent resellers declines, the Company’s business and results of operations may be adversely affected.

United operates in a competitive environment.

The Company operates in a competitive environment. Competition is based largely upon service capabilities and price, as the Company’s competitors are primarily wholesalers that offer products that are the same as or similar to the products the Company offers to the same customers or potential customers. United also is increasingly facing competition from some of its own suppliers, which sell their products directly to United’s customers. The Company’s financial condition and results of operations depend on its ability to compete effectively on price, product selection and availability, marketing support, logistics and other ancillary services.

The loss of key suppliers or supply chain disruptions could decrease United’s revenues and profitability.

United believes its ability to offer a combination of well-known brand name products, competitively priced private brand products, and support services is an important factor in attracting and retaining customers. The Company’s ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from manufacturers or other suppliers. United’s agreements with its suppliers are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of products or services from key suppliers at competitive prices could cause the Company’s revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond United’s control. Disruptions in United’s supply chain could result in a decrease in revenues and profitability. Many of the Company’s independent resellers use third party technology vendors (“3PVs”) to automate their business operations. The 3PVs play an important role in the independent dealer channel, as most purchase orders, order confirmations, stock availability checks, invoices and advanced ship notices are exchanged between United and its independent resellers over 3PV networks. The 3PVs also provide e-commerce portals that United’s customers use to transact online business with their customers. If United is unable to obtain services from one or more 3PVs on terms that are acceptable to United, or if a 3PV fails to provide quality services to United’s customers, United’s business, financial condition and results of operations could be adversely affected.

A significant disruption or failure of the Company’s information technology systems or in its design, implementation or support of the information technology systems and e-commerce services it provides to customers could disrupt United’s business, result in increased costs and decreased revenues, harm the Company’s reputation and expose the Company to liability.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders, and coordinating sales and marketing activities. Several of the Company’s software applications are legacy systems which the Company must periodically update, enhance and replace. A significant disruption or failure of the Company’s existing information technology systems or in the Company’s development and implementation of new systems could put it at a competitive disadvantage and could adversely affect its results of operations.

The Company also develops, licenses and implements business management software and e-commerce services for customers. Defects or errors in the software or e-commerce services the Company provides to customers or failure to adequately protect customer information could result in increased costs, litigation, customer attrition, reduced market acceptance of the Company’s goods and services and damage to the Company’s reputation.

United is exposed to the credit risk of its customers.

United extends credit to its customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due United could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s trade receivables are generally unsecured or subordinated to other lenders, and many of the Company’s customers are thinly capitalized. The extension of credit involves considerable judgment and is based on management’s evaluation of a variety of factors, including customers’ financial condition and payment history and the availability of collateral to secure customers’ receivables. There can be no assurance that United has assessed and will continue to assess the creditworthiness of its existing or future customers accurately.

United must manage inventory effectively in order to maximize supplier allowances while minimizing excess and obsolete inventory.

To maximize supplier allowances and minimize excess and obsolete inventory, United must project end-consumer demand for over 100,000 items in stock. If United underestimates demand for a particular manufacturer’s products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If United overestimates demand, it may have to liquidate excess or obsolete inventory at a loss.

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

Historically, part of United’s growth and expansion into new product categories or markets has come from targeted acquisitions. Going forward, United may not be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired business systems and personnel with United’s business; the potential loss of key employees, customers or suppliers; the assumption of liabilities and exposure to unforeseen liabilities of acquired companies; the difficulties in achieving target synergies; and the diversion of management attention and resources from existing operations. Difficulties in identifying, completing or integrating acquisitions could impede United’s revenues, profitability and net worth.

The security of private information United’s customers provide to the Company could be compromised.

Through United’s sales and marketing activities, the Company collects and stores personally identifiable information and credit card data that our customers provide when they buy products or services, enroll in promotional programs, or otherwise communicate with United. United also gathers and retains information about its employees in the normal course of business. United uses vendors to assist with certain aspects of United’s business and, to enable the vendors to perform services for United, the Company shares some of the information provided by customers and employees. Loss or disclosure of customer or business information by United or its vendors could disrupt the Company’s operations and expose United to claims from customers, financial institutions, regulators, payment card associations and other persons, any of which could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, compliance with more stringent privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

The Company is subject to costs and risks associated with laws, regulations, and industry standards affecting United’s business.

United is subject to a wide range of state and federal laws and industry standards, including laws and standards regarding labor and employment, government contracting, product liability, the storage and transportation of hazardous materials, privacy and data security, imports and exports, and intellectual property. These laws, regulations and standards may change, sometimes significantly, as a result of political or economic events. The complex legal and regulatory environment exposes United to compliance and litigation costs and risks that could materially affect United’s operations and financial results.

United’s financial condition and results of operation depend on the availability of financing sources to meet its business needs.

The Company depends on various external financing sources to fund its operating, investing, and financing activities. The Company’s financing agreements include covenants by the Company to maintain certain financial ratios and comply with other obligations. If the Company violates a covenant or otherwise defaults on its obligations under a financing agreement, the Company’s lenders may refuse to extend additional credit, demand repayment of outstanding indebtedness and terminate the financing agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General” included below under Item 7.

One of the Company’s external financing sources is a receivables securitization program that is dependent on lenders’ commitments that must be renewed annually. The Company’s other primary external financing sources terminate or mature in two to four years. If the Company defaults on its obligations under a financing agreement or is unable to obtain or renew financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

The Company relies heavily on the ability to recruit, retain and develop high-performing managers and the lack of execution in these areas could harm the Company’s ability to carry out its business strategy.

United’s ability to implement its business strategy depends largely on the efforts, skills, abilities and judgment of the Company’s executive management team. United’s success also depends to a significant degree on its ability to recruit and retain sales and marketing, operations and other senior managers. The Company may not be successful in attracting and retaining these employees, which may in turn have an adverse effect on the Company’s results of operations and financial condition.

Unexpected events could disrupt normal business operations, which might result in increased costs and decreased revenues.

Unexpected events, such as hurricanes, fire, war, terrorism, and other natural or man-made disruptions, may increase the cost of doing business or otherwise impact United’s financial performance. In addition, damage to or loss of use of significant aspects of the Company’s infrastructure due to such events could have an adverse affect on the Company’s operating results and financial condition.

ITEM 1B.  UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.  PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC’s debt agreements (see the information under the caption “Liquidity and Capital Resources” included below under Item 7). As of December 31, 2011, these properties consisted of the following:

Offices. The Company leases approximately 205,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally the Company owns 49,000 square feet of office space in Orchard Park, New York and leases 21,000 square feet of office space in Tulsa, Oklahoma, 20,000 square feet in Muskogee, Oklahoma and 16,300 square feet in Denver, Colorado.

Distribution Centers. The Company utilizes 65 distribution centers totaling approximately 12.5 million square feet of warehouse space. Of the 12.5 million square feet of distribution center space, 2.1 million square feet is owned and 10.4 million square feet is leased.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2011.

EXECUTIVE OFFICERS OF THE REGISTRANT (as of February 24, 2012)

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
P. Cody Phipps 50, President and Chief Executive Officer	P. Cody Phipps was promoted to Chief Executive Officer in May 2011. Prior to that time he served as the Company’s President and Chief Operating Officer from September 2010 and as the Company’s President, United Stationers Supply from October 2006 to September 2010. He joined the Company in August 2003 as its Senior Vice President, Operations. Prior to joining the Company, Mr. Phipps was a partner at McKinsey & Company, Inc., a global management consulting firm where he led the firm’s North American Operations Effectiveness Practice and co-founded and led its Service Strategy and Operations Initiative. Prior to joining McKinsey, Mr. Phipps worked as a consultant with The Information Consulting Group, a systems consulting firm, and as an IBM account marketing representative.

S. David Bent 51, Senior Vice President and Chief Information Officer	S. David Bent was named as the Company’s Senior Vice President, eBusiness Services and Corporate Chief Information officer in July 2009. He joined the Company as its Senior Vice President and Chief Information Officer in May 2003. From August 2000 until such time, Mr. Bent served as the Corporate Vice President and Chief Information Officer of Acterna Corporation, a multi-national telecommunications test equipment and services company, and also served as General Manager of its Software Division from October 2002. Previously, he spent 18 years with the Ford Motor Company. During his Ford tenure, Mr. Bent most recently served during 1999 and 2000 as the Chief Information Officer of Visteon Automotive Systems, a tier one automotive supplier, and from 1998 through 1999 as its Director, Enterprise Processes and Systems.

Eric A. Blanchard 55, Senior Vice President, General Counsel and Secretary	Eric A. Blanchard has served as the Company’s Senior Vice President, General Counsel and Secretary since January 2006. From November 2002 until December 2006 he served as the Vice President, General Counsel and Secretary at Tennant Company. Previously Mr. Blanchard was with Dean Foods Company where he held the positions of Chief Operating Officer, Dairy Division from January 2002 to October 2002, Vice President and President, Dairy Division from 1999 to 2002 and General Counsel and Secretary from 1988 to 1999.

Timothy P. Connolly 48, President, Operations and Logistics Services	Timothy P. Connolly was named as the Company’s President, Operations and Logistics Services in January 2011. Prior to this position he served as Senior Vice President, Operations from December 2006. From February 2006 to December 2006, Mr. Connolly was Vice President, Field Operations Support and Facility Engineering at the Field Support Center. He joined the Company in August 2003 as Region Vice President Operations, Midwest. Before joining the Company, Mr. Connolly was the Regional Vice President, Midwest Region for Cardinal Health where he directed operations, sales, human resources, finance and customer service for one of Cardinal’s largest pharmaceutical distribution centers.

Name, Age and Position with the Company	Business Experience
Barbara J. Kennedy 45, Senior Vice President, Human Resources	Barbara J. Kennedy has been United Stationers’ Senior Vice President, Human Resources since August 2008. Before she joined the Company, Ms. Kennedy held various human resources management positions, serving most recently as Executive Vice President, Human Resources, Safety, Recruiting and Driver Services for Swift Transportation. Prior to joining Swift, she served as Vice President, Human Resources at Barr-Nunn Transportation.

Fareed A. Khan 46, Senior Vice President and Chief Financial Officer	Fareed A. Khan was appointed to the position of Senior Vice President and Chief Financial Officer effective July 18, 2011. Prior to his new position, he spent 12 years with USG Corporation where he most recently served as executive vice president, finance and strategy. His responsibilities included leading all finance, accounting, corporate strategy, information technology, pension and investor relations activities. Prior to that, Mr. Khan served as president and chief executive officer of USG Building Systems, USG Corporations largest operating unit comprised of the United States Gypsum Company and USG Interiors Inc. Other senior level management positions held by Mr. Khan at USG included a variety of strategy, business development, marketing, supply chain management, and general management roles. Before joining USG in 1999, Mr. Khan was a consultant with McKinsey & Company, where he served global clients on a variety of projects including acquisition analysis, supply chain optimization, and organization redesign.

Todd A. Shelton 45, President, United Stationers Supply	Todd Shelton was appointed President, United Stationers Supply, on September 1, 2010. Prior to his new position, he served as President of Lagasse, Inc., a wholly-owned subsidiary of United Stationers Supply Co. Mr. Shelton previously held the position of Chief Operating Officer of Lagasse following the acquisition of the Sweet Paper Sales Company in 2005. He joined Lagasse in 2001 as Vice President, Finance and has held various leadership roles in sales, customer service, operations, and procurement. Before joining Lagasse, Mr. Shelton was a Partner and Vice President, Marketing at Wes-Pak, Inc., a privately-held manufacturer of retail and medical products. He began his career at Baxter Healthcare with roles in finance, IT, sales and marketing.

Stephen A. Schultz 45, Group President, Lagasse and ORS Nasco	Stephen A. Schultz was appointed to the position of Group President, Lagasse and ORS Nasco in September 2008. Prior to this appointment, he held the position of President, Lagasse, Inc. from August 2001. In October 2003, he assumed the additional position of Senior Vice President, Category Management-Janitorial/Sanitation, of the Company. Mr. Schultz joined Lagasse in early 1999 as Vice President, Marketing and Business Development, and became a Senior Vice President of Lagasse in late 2000. Before joining Lagasse, he served for nearly 10 years in various executive sales and marketing roles for Hospital Specialty Company, a manufacturer and distributor of hygiene products for the institutional janitorial and sanitation industry.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI’s common stock is quoted through the NASDAQ Global Select Market (“NASDAQ”) under the symbol USTR. The following table shows the high and low closing sale prices per share for USI’s common stock as reported by NASDAQ:

	High	Low
2011
First Quarter	$35.71	$31.05
Second Quarter	37.06	32.68
Third Quarter	36.38	26.04
Fourth Quarter	34.52	26.01
2010
First Quarter	$30.56	$26.58
Second Quarter	31.52	25.90
Third Quarter	29.98	22.45
Fourth Quarter	33.61	26.79

On February 16, 2012, the closing sale price of Company’s common stock as reported by NASDAQ was $30.18 per share. On February 16, 2012, there were approximately 667 holders of record of common stock. A greater number of holders of USI common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph compares the performance of the Company’s common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line’s Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2006 in the Company’s common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

	2006	2007	2008	2009	2010	2011
United Stationers (USTR)	$100.00	$98.97	$71.73	$121.82	$136.67	$141.78
NASDAQ (U.S. Companies)	$100.00	$108.47	$52.27	$75.13	$89.18	$89.66
Value Line Office Equipment	$100.00	$78.33	$55.64	$76.88	$89.30	$67.21

Common Stock Repurchases

During 2011, the Company repurchased 5.1 million shares of common stock at an aggregate cost of $162.7 million. During 2010, the Company repurchased 4.0 million shares of common stock at an aggregate cost of $113.2 million. On February 24, 2012, the Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s common stock. As of February 24, 2012, the Company had approximately $125 million remaining under share repurchase authorizations from its Board of Directors.

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

Separately, the Board of Directors made the following approvals during the past twelve months related to past or future cash dividends:

Board Approval	Record Date	Payment Date	Dividend Per Share
March 1, 2011	March 15, 2011	April 15, 2011	$0.13
May 11, 2011	June 15, 2011	July 15, 2011	$0.13
July 15, 2011	September 15, 2011	October 14, 2011	$0.13
October 19, 2011	December 15, 2011	January 13, 2012	$0.13
February 24, 2012	March 15, 2012	April 13, 2012	$0.13

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2007 through 2011 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, reclassifications of discontinued operations and certain other reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Net sales	$5,005,501	$4,832,237	$4,710,291	$4,986,878	$4,646,399
Cost of goods sold	4,265,422	4,101,682	4,019,650	4,246,199	3,939,684

Gross profit	740,079	730,555	690,641	740,679	706,715
Operating expenses (1):
Warehousing, marketing and administrative expenses	541,752	520,754	503,013	548,222	504,188

Operating income	198,327	209,801	187,628	192,457	202,527
Interest expense	27,592	26,229	27,797	28,563	13,109
Interest income	(223)	(237)	(474)	(1,048)	(1,197)
Other (income) expense, net (2)	(1,918)	809	204	8,079	14,595

Income from continuing operations before income taxes	172,876	183,000	160,101	156,863	176,020
Income tax expense	63,880	70,243	59,116	58,449	68,825

Net income	$108,996	$112,757	$100,985	$98,414	$107,195

Net income per share—basic:
Net income per common share—basic	$2.49	$2.43	$2.16	$2.09	$1.96

Net income per share—diluted:
Net income per common share—diluted	$2.42	$2.34	$2.10	$2.06	$1.92

Cash dividends declared per share	$0.52	$—	$—	$—	$—

Balance Sheet Data:
Working capital (3)	$767,761	$750,653	$721,503	$807,631	$543,258
Total assets (3)	1,994,882	1,908,663	1,808,516	1,881,516	1,765,555
Total debt (4)	496,757	441,800	441,800	663,100	451,000
Total stockholders’ equity	704,679	759,598	706,713	565,638	574,254

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$130,363	$114,823	$239,395	$(129,305)	$218,054
Net cash used in investing activities	(27,918)	(42,745)	(14,829)	(28,366)	(197,898)
Net cash (used in) provided by financing activities	(111,929)	(69,355)	(216,667)	146,430	(13,188)

(1)	Includes severance and other charges/reversals and gains in the following years: 2011—$0.7 million reversal of a charge for early retirement/workforce realignment, $4.4 million charge for a transition agreement with the company’s former Chief Executive Officer, and a $1.6 million asset impairment charge. 2010—$11.9 million liability reversal for vacation pay policy change, $8.8 million liability reversal for Retiree Medical Plan termination, and $9.1 million charge for early retirement/workforce realignment. 2009—$3.4 million severance charge. 2008—$9.8 million gain on sales of three buildings and an unfavorable $6.7 million asset impairment charge. 2007—$1.4 million charge for the 2006 Workforce Reduction Program.

(2)	Primarily represents items in the following years: 2011—a reversal of prior acquisition earn-out and deferred payment liabilities. 2010—an accounting charge to bring prior acquisition earn-out liabilities to fair value. 2007 through 2009—a loss on the sale of certain trade accounts receivable through the Company’s Prior Receivables Securitization Program. For further information on the Company’s Prior Receivables Securitization Program, see Note 10 “Off-Balance Sheet Financing” under Item 8 of this Annual Report.
(3)	In accordance with Generally Accepted Accounting Principles (“GAAP”), working capital and total assets exclude $23.0 million in 2008 and $248.0 million in 2007 of certain trade accounts receivable sold through the Company’s Prior Receivables Securitization Program. For further information on the Company’s Prior Receivables Securitization Program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Prior Receivables Securitization Program” under Item 7 of this Annual Report.
(4)	Total debt includes current maturities where applicable.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects”, “anticipates”, “estimates”, “intends”, “plans”, “believes”, “seeks”, “will”, “is likely”, “scheduled”, “positioned to”, “continue”, “forecast”, “predicting”, “projection”, “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth above under the heading “Risk Factors.”

Readers should not place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with both the information at the end of Item 6 of this Annual Report on Form 10-K appearing under the caption, “Forward Looking Information”, and the Company’s Consolidated Financial Statements and related notes contained in Item 8 of this Annual Report.

Overview and Recent Results

The Company is a leading wholesale distributor of business products, with 2011 net sales of approximately $5.0 billion. The Company sells its products through a national distribution network of 65 distribution centers to over 25,000 resellers, who in turn sell directly to end consumers.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•

The Company is entering 2012 with strong momentum from its strategic growth initiatives which have long-term potential for the Company. The Company’s success in 2011 provides evidence that it can continue to create long-term value for stakeholders through its pursuit of these initiatives. However, management is not relying on any improvement in the economy or jobs picture and the challenges in the office products category are expected to continue into 2012. As a result, the Company is taking action to reduce cost and invest in the future.

•

The Company is optimizing its network of distribution centers and realigning its resources to support strategic initiatives. During the first quarter of 2012, the Company plans to take pre-tax charges of approximately $7 million to $8 million in connection with distribution network optimization and organizational changes aimed at improving the effectiveness and efficiency of operations. The pre-tax charges are comprised of facility closure expenses, severance and related expenses that will be charged against operating expenses. Cash outflows for this action will occur primarily during 2012 and 2013. The Company’s goal is to invest the savings from these actions into strategic initiatives.

•

The Company continues to develop strategies that do not rely exclusively on improvement in the general economy. These strategies include initiatives to penetrate the government and public sector channels, and open new channels and new routes to market by continuing to develop new capabilities and services. Also, the Company is developing advanced supply chain analysis capabilities to encourage resellers and suppliers to leverage the Company’s services and distribution network, and provide innovative new services to industrial resellers. The Company is continuing its efforts to cross sell janitorial and breakroom supplies into other channels as well as advancing overall e-business capabilities.

•

Sales growth of 3.6% for 2011 included over 23% growth in the industrial supplies product category and over 10% growth in janitorial and breakroom supplies. The favorable results were driven by continued implementation of strategic initiatives including expanding market coverage and growing wholesale penetration in these categories. These advances were partially offset by declines in furniture and technology products of approximately 7% and 2%, respectively.

•

Net income for 2011 was $109.0 million and diluted earnings per share were $2.42 compared to 2010 net income of $112.8 million and diluted earnings per share of $2.34. The 2011 results include a favorable $0.7 million (pre-tax) reversal of a charge taken in the fourth quarter of 2010 related to a voluntary early retirement and workforce realignment program, a $4.4 million (pre-tax) compensation charge related to a transition agreement with the Company’s former Chief Executive Officer, and a $1.6 million asset impairment charge related to an equity investment. Excluding these non-operating items, adjusted net income for 2011 was $112.9 million and adjusted diluted earnings per share were $2.51. The 2010 results include a favorable $11.9 million (non-cash/pre-tax) adjustment to reverse vacation pay liabilities due to a change in Company policy, a charge of $9.1 million (pre-tax) related to a voluntary early retirement and workforce realignment program, and an $8.8 million (non-cash/pre-tax) liability reversal for the termination of the post-retirement health care benefit plan. Excluding these non-operating items, adjusted net income for 2010 was $105.6 million and adjusted diluted earnings per share were $2.19. Earnings per share growth was also driven by: the impact of 2011 share repurchases which contributed approximately $0.15 per share; a reduction in other (income) expense, which included a $1.9 million or $0.04 per share benefit from the negotiation of a lower liability for certain earn-outs and deferred payments involved in a 2010 acquisition; and a $1.4 million or $0.03 per share benefit related to a reduction in income tax valuation allowances.

•

Gross margin as a percent of sales for 2011 was 14.8% versus 15.1% in 2010. The gross margin rate in 2011 declined mainly due to greater competitive pricing pressures, lower margin mix, and rising fuel costs, partially offset by higher inventory-purchase related supplier allowances, higher product cost inflation, and savings from the Company’s War on Waste (WOW) program.

•

Operating expenses in 2011 were $541.8 million or 10.8% as a percent of sales for the year compared to $520.8 million or 10.8% in 2010. Excluding the non-operating items previously mentioned, adjusted operating expenses were $536.4 million or 10.7% of sales in 2011 compared to $532.4 million or 11.0% of sales in the prior year. Spending to support strategic initiatives was partially offset by lower variable management compensation costs, reduced depreciation expenses and savings from WOW initiatives and our early retirement program in 2010. Overall expenses as a percent of sales declined due to sales growth. The Company will continue to target aggressive WOW savings as well as savings in 2012 from network optimization and organizational changes aimed at improving the effectiveness and efficiency of operations.

•

Operating income was $198.3 million or 4.0% of sales in 2011 compared to $209.8 million or 4.3% of sales in the prior year. Excluding the non-operating items noted above, 2011 adjusted operating income was $203.6 million or 4.1% versus $198.2 million or 4.1% in 2010.

•

Operating cash flows for 2011 were $130.4 million versus $114.8 million in 2010. The improvement in 2011 operating cash flows was mainly due to increased payables leverage. Cash flow used in investing activities was $27.9 million compared to the prior-year amount of $42.7 million. Included in the prior year amount was $15.5 million related to an investment and an acquisition. Capital spending ended 2011 at $28.0 million versus $27.3 million in 2010.

•

During 2011, the Company repurchased 5.1 million shares of common stock for $162.7 million under its publicly-announced share repurchase programs. On February 24, 2012, the Board of Directors authorized the purchase of an additional $100 million of the Company’s Common Stock. As of February 24, 2012, the Company had approximately $125 million remaining on its existing share repurchase authorizations from the Board of Directors.

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

•

On October 19, 2011, the Board of Directors approved a $0.13 per share dividend to shareholders of record on December 15, 2011, paid on January 13, 2012. Subsequently, on February 24, 2012, the Board of Directors approved a $0.13 per share dividend to shareholders of record on March 15, 2012 payable on April 13, 2012.

Critical Accounting Policies, Judgments and Estimates

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

The Company’s critical accounting policies are most significant to the Company’s financial condition and results of operations and require especially difficult, subjective or complex judgments or estimates by management. In most cases, critical accounting policies require management to make estimates on matters that are uncertain at the time the estimate is made. The basis for the estimates is historical experience, terms of existing contracts, observance of industry trends, information provided by customers or vendors, and information available from other outside sources, as appropriate. These critical accounting policies include the following:

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $81.3 million and $80.8 million as of December 31, 2011 and 2010, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial

Statements as a reduction of sales. Accrued customer rebates of $55.7 million and $56.1 million as of December 31, 2011 and 2010, respectively, are primarily included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Volume rebates and growth incentives are based on the Company’s annual sales volumes to its customers. The aggregate amount of customer rebates depends on product sales mix and customer mix changes.

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

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. The Company tests goodwill for impairment annually as mentioned and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the implied fair value of goodwill computed by independent appraisals. The Company also adopted Accounting Standards Update (“ASU”) 2011-08 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company applied this qualitative approach to two of its four reporting units. The other two reporting units were evaluated for impairment using the discounted cash flow and market based approach to determine fair value as mentioned. At our annual impairment test date of October 1, 2011, the Company’s reporting units did not fail the first step of the goodwill impairment test prescribed by related accounting guidance.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based upon historical trends and certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has a per-occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation and auto claims.

Inventories

Inventory constituting approximately 78% and 79% of total inventory as of December 31, 2011 and 2010, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $96.1 million and $84.7 million higher than reported as of December 31, 2011 and December 31, 2010, respectively. The change in the LIFO reserve since December 31, 2010, resulted in an $11.4 million increase in cost of sales.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $33.8 million and $29.8 million remaining in inventory as of December 31, 2011 and December 31, 2010, respectively.

Derivative Financial Instruments

The Company’s risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. The policies do not allow such derivative financial instruments to be used for speculative purposes. At this time, the Company uses interest rate swaps that are subject to the management, direction and control of our financial officers. Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval.

All derivatives are recognized on the Consolidated Balance Sheets date at their fair value. All derivatives are in a net liability position and included in either “Other long-term liabilities” or “Accrued liabilities” depending on the maturity date of the instrument. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. At this time, this has not occurred as all cash flow hedges contain no ineffectiveness. See Note 20, “Derivative Financial Instruments”, for further detail.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance on income taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities.

The current and deferred tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management’s estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, in accordance with the accounting guidance on income taxes, the tax effects from uncertain tax positions are recognized in the Consolidated Financial Statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The Company also accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

Pension and Postretirement Health Benefits

During 2009, the Company froze pension service benefits for employees not covered by collective bargaining agreements. To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company’s outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. There was no rate of compensation increase in 2010 nor in 2011.

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Pension plan assumptions:
Assumed discount rate	5.00%	5.75%	6.25%
Rate of compensation increase	—	—	3.75%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.25%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	n/a	3.00%	3.00%
Assumed discount rate	n/a	5.75%	6.25%

On April 15, 2010, the Company notified the participants that it would terminate its post-retirement health care benefit plan (“Retiree Medical Plan”) effective December 31, 2010. The termination eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. During the twelve month period ended December 31, 2010, the company recorded a reduction of operating expense (pre-tax) of $8.8 million for the reversal of actuarially-based liabilities resulting from the termination of the Retiree Medical Plan. Costs associated with the Company’s Retiree Medical Plan were $0.1 million for the year ended December 31, 2009.

Calculating the Company’s obligations and expenses related to its pension and Retiree Medical Plan requires using certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2011 was $1.6 million, compared to $2.5 million in 2010 and $6.3 million in 2009. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2011 of approximately $1.2 million and increased the year-end projected benefit obligation by $28.4 million. Additionally, a one percentage point decrease in the expected rate of return assumption would have resulted in an increase in the net periodic benefit cost for 2011 of approximately $1.2 million.

Results for the Years Ended December 31, 2011, 2010 and 2009

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2011	2010	2009
Net sales	100.00%	100.00%	100.00%
Cost of goods sold	85.22	84.88	85.34

Gross margin	14.78	15.12	14.66
Operating expenses:
Warehousing, marketing and administrative expenses	10.82	10.78	10.68

Operating income	3.96	4.34	3.98
Interest expense, net	0.55	0.54	0.58
Other (income) expense, net	(0.04)	0.01	0.00

Income from continuing operations before income taxes	3.45	3.79	3.40
Income tax expense	1.27	1.46	1.26

Net income	2.18%	2.33%	2.14%

The above table includes all items that are separately itemized in the tables below for 2011 and 2010. Operating expenses for 2009 included a $14.0 million gain related to a negotiated settlement with a service supplier and a $3.4 million severance charge.

Adjusted Operating Income and Diluted Earnings Per Share

The following table presents Adjusted Operating Income, Net Income and Diluted Earnings Per Share for the years ended December 31, 2011 and 2010 (in thousands, except share data). The table shows Adjusted Operating Income, Net Income and Diluted Earnings per Share in 2011 excluding the effects of an equity compensation charge, an asset impairment charge, and a reversal of a prior year charge for early retirement/workforce realignment. 2010 was adjusted to exclude an accrual reversal related to a vacation pay policy change, an early retirement/workforce realignment charge, and a gain on the Retiree Medical Plan termination (see “Comparison of Results for the Years Ended December 31, 2011 and 2010” below for more detail). Generally Accepted Accounting Principles require that the effects of these items be included in the Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2011		2010
	Amount	% to Net Sales	Amount	% to Net Sales
Sales	$5,005,501	100.00%	$4,832,237	100.00%

Gross profit	$740,079	14.78%	$730,555	15.12%

Operating expenses	$541,752	10.82%	$520,754	10.78%
Vacation pay policy change	—	—	11,871	0.25%
Early retirement/workforce realignment	723	0.01%	(9,116)	(0.19)%
Equity compensation charge	(4,409)	(0.09)%		—
Retiree medical plan termination	—	—	8,856	0.18%
Asset impairment charge	(1,635)	(0.03)%	—	—

Adjusted operating expenses	$536,431	10.72%	$532,365	11.02%

Operating income	$198,327	3.96%	$209,801	4.34%
Operating expense items noted above	5,321	0.11%	(11,611)	(0.24)%

Adjusted operating income	$203,648	4.07%	$198,190	4.10%

Net Income	$108,996		$112,757
Operating expense items noted above	3,920		(7,158)

Adjusted net income	$112,916		$105,599

Net income per share—diluted	$2.42		$2.34
Per share operating expense items noted above	0.09		(0.15)

Adjusted net income per share—diluted	$2.51		$2.19

Adjusted net income per diluted share—growth rate over the prior year period	15%
Weighted average number of common shares—diluted	45,014		48,286

Comparison of Results for the Years Ended December 31, 2011 and 2010

Net Sales. Net sales for the year ended December 31, 2011 were approximately $5.0 billion, up 3.2%, workday adjusted, compared with $4.8 billion in 2010. The following table shows net sales by product category for 2011 and 2010 (in millions):

	Years Ended December 31,
	2011(1)	2010(1)
Technology products	$1,630.0	$1,656.7
Traditional office products (including cut-sheet paper)	1,357.7	1,332.1
Janitorial and breakroom supplies	1,223.1	1,106.4
Industrial supplies	349.4	282.3
Office furniture	323.1	345.3
Freight revenue	88.9	83.8
Other	33.3	25.6

Total net sales	$5,005.5	$4,832.2

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased 2.0%, workday adjusted, in 2011 compared to 2010. This category continues to represent the largest percentage of the Company’s consolidated net sales in 2011, accounting for about 33%. Technology sales declined due to lower purchases by resellers within the independent dealer channel and a sourcing shift in some national account business. This sales decline was partially offset by growth in new channels and from other targeted initiatives.

Sales of traditional office products in 2011 rose 1.5%, workday adjusted, versus 2010. Traditional office supplies represented approximately 27% of the Company’s consolidated net sales for 2011. Sales increased with growth in public sector and other targeted initiatives, partially offset by slight decreases in the independent dealer channel and national accounts.

Sales of janitorial and breakroom supplies increased 10.1%, workday adjusted, in 2011 as compared to 2010. This category accounted for approximately 24% of the Company’s 2011 consolidated net sales. This growth reflects increases across all channels and is a result of continued strategic incentives to build market share.

Sales of industrial supplies increased 23.3%, workday adjusted, reflecting a more favorable economic environment with improvement in the manufacturing sector, continued growth from investments, and strong execution of sales initiatives. This category accounted for 7% of the Company’s net sales in 2011.

Office furniture sales in 2011 were down 6.8%, workday adjusted, compared to 2010. Office furniture accounted for approximately 6% of the Company’s 2011 consolidated net sales. Sales were negatively impacted by a challenging transactional market and a sourcing shift in some national account business.

The remainder of the Company’s consolidated net sales came from freight, advertising and software related revenue.

Gross Profit and Gross Margin Rate. Gross profit for 2011 was $740.1 million, compared to $730.6 million in 2010. Gross profit as a percentage of net sales (the gross margin rate) for 2011 was 14.8%, as compared to 15.1% for 2010. The 2011 pricing margin decreased approximately 60 basis points (bps) as a percent of sales due to an unfavorable sales-margin mix and competitive pricing pressures. Net freight out costs increased 10 bps from the prior year due to diesel fuel cost increases. Supplier allowances grew 15 bps as a percent of sales due to increased supplier allowances resulting from the achievement of higher rebate rates through volume growth and supplier program enhancements. The net impact of increased inflation from 2010 to 2011 added 10 bps to margin as a percentage of sales. Finally, services revenues and margins contributed an additional 10 bps to the gross margin rate.

Operating Expenses. Operating expenses in 2011 were $541.8 million or 10.8% as a percent of sales for the year compared to $520.8 million or 10.8% in 2010. Excluding the non-operating items previously mentioned, adjusted operating expenses were $536.4 million or 10.7% of sales in 2011 compared to $532.4 million or 11.0% of sales in the prior year. United continued to support strategic initiatives but this spending was partially offset by lower variable management compensation expense, which decreased 15 bps. Lower depreciation costs of 10 bps resulted from lower capital spending in the past several years.

Interest Expense, net. Net interest expense for 2011 was $27.4 million, compared with $26.0 million in 2010. Interest expense increased slightly as the Company had higher average outstanding debt in 2011.

Other (Income) Expense, net. Other Income for 2011 was $1.9 million, compared with $0.8 million of Other Expense in 2010. Net Other Income for 2011 reflected a reversal of prior acquisition earn-out and deferred payment liabilities related to a 2010 acquisition. Net Other Expense for 2010 reflected an accounting charge to bring this prior acquisition earn-out and deferred payment liabilities to fair value.

Income Taxes. Income tax expense was $63.9 million in 2011, compared with $70.2 million in 2010. The Company’s effective tax rate was 37.0% in 2011, compared to 38.4% in 2010. This effective tax rate decrease relates to a reduction in income tax valuation allowances on deferred tax assets.

Net Income. Net income for 2011 was $109.0 million and diluted earnings per share were $2.42 compared to 2010 net income of $112.8 million and diluted earnings per share of $2.34. Included in the 2011 results are a favorable $0.7 million (pre-tax) reversal of a charge taken in the fourth quarter of 2010 related to a voluntary early retirement and workforce realignment program, a $4.4 million (pre-tax) compensation charge related to a transition agreement with the Company’s former Chief Executive Officer, and a $1.6 million asset impairment charge related to an equity investment. Excluding these non-operating items, adjusted net income for 2011 was $112.9 million and adjusted diluted earnings per share were $2.51. Included in the 2010 results are a favorable $11.9 million (non-cash/pre-tax) adjustment to reverse vacation pay liabilities, a charge of $9.1 million (pre-tax) related to an early retirement/workforce realignment program, and an $8.8 million (non-cash/pre-tax) liability reversal for the termination of the Retiree Medical Plan. Excluding these non-operating items, adjusted net income for 2010 was $105.6 million and adjusted diluted earnings per share were $2.19. Record adjusted diluted earnings per share in 2011 of $2.51 were up 15% versus the adjusted 2010 amount. Earnings per share growth was driven by: the impact of 2011 share repurchases, which contributed approximately $0.06 per share; a reduction in other (income) expense, which included a $1.9 million or $0.04 per share benefit from the negotiation of a lower liability for certain earn-outs and deferred payments involved in a 2010 acquisition; and a $1.4 million or $0.03 per share benefit related to a reduction in income tax valuation allowances on deferred tax assets.

Comparison of Results for the Years Ended December 31, 2010 and 2009

Net Sales. Net sales for the year ended December 31, 2010 were approximately $4.8 billion, up 2.6% compared with $4.7 billion in 2009. The following table shows net sales by product category for 2010 and 2009 (in millions):

	Years Ended December 31,
	2010(1)	2009(1)
Technology products	$1,656.7	$1,626.5
Traditional office products (including cut-sheet paper)	1,332.1	1,282.0
Janitorial and breakroom supplies	1,106.4	1,117.7
Office furniture	345.3	355.4
Industrial supplies	282.3	229.8
Freight revenue	83.8	80.3
Other	25.6	18.6

Total net sales	$4,832.2	$4,710.3

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category increased 2.0% in 2010 compared to 2009. This category continues to represent the largest percentage of the Company’s consolidated net sales in 2010 accounting for about 35%. Printer imaging growth and double-digit growth in hardware contributed to this sales increase. Overall, gains from growth strategies were partially offset by timing shifts and the Company’s decision to exit low-margin business. Technology sales continue to be driven through targeted marketing programs, growth in private brands, expansion of product portfolio, and managed print services.

Sales of traditional office products in 2010 rose 3.9% versus 2009. Traditional office supplies represented approximately 28% of the Company’s consolidated net sales for 2010. Cut sheet paper and traditional office products both grew reflecting gains from the Company’s strategic growth initiatives including business garnered through supply chain efficiency work with various buying groups and suppliers. These efforts more than offset generally slow market conditions throughout the year.

Sales of janitorial and breakroom supplies declined 1.0% in 2010 as compared to 2009. This category accounted for nearly 23% of the Company’s 2010 consolidated net sales. Slowing sales due to lower flu-related product sales and the shift of some volume direct to the manufacturer were partially offset by growth initiatives.

Office furniture sales in 2010 were down 2.8% compared to 2009. Office furniture accounted for approximately 7% of the Company’s 2010 consolidated net sales. This category, which typically has higher margins, has been slowly recovering from the recession as consumers put off high dollar discretionary purchases of furniture. 2010 growth trends were favorable to the declines seen in 2009 as investments to serve the contract furniture dealer channel are starting to show progress.

Sales of industrial supplies increased 22.8%, reflecting a more favorable economic environment with improvement in the manufacturing sector, continued growth from investments, and strong execution of sales initiatives. This category accounted for 6% of the Company’s net sales in 2010.

The remainder of the Company’s consolidated net sales came from freight, advertising and software related revenue.

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

Other Expense, net. Other Expense for 2010 was $0.8 million, compared with $0.2 million in 2009. Net Other Expense for 2010 reflected an accounting charge to bring prior acquisition earn-out liabilities to fair value. Net Other

Expense for 2009 reflected costs associated with the sale of certain trade accounts receivable through the Company’s Prior Receivables Securitization Program. The Prior Receivables Securitization Program was terminated in the first quarter of 2009. This program was replaced with the Current Receivables Securitization Program which qualifies for on-balance sheet treatment meaning that all borrowing costs from the 2009 Receivables Securitization Program are included in Interest Expense, net. There have been no borrowings under the 2009 Receivables Securitization Program because of significantly reduced funding requirements resulting from strong operating cash flow.

Income Taxes. Income tax expense was $70.2 million in 2010, compared with $59.1 million in 2009. The Company’s effective tax rate was 38.4% in 2010, compared to 36.9% in 2009. This effective tax rate increase relates to higher income tax contingencies and the mix of income between jurisdictions and legal entities.

Net Income. Net income for 2010 was $112.8 million and diluted earnings per share were $2.34 compared to 2009 net income of $101.0 million and diluted earnings per share of $2.10. Included in the 2010 results are a favorable $11.9 million (non-cash/pre-tax) adjustment to reverse vacation pay liabilities, a charge of $9.1 million (pre-tax) related to an early retirement/workforce realignment program, and an $8.8 million (non-cash/pre-tax) liability reversal for the termination of the Retiree Medical Plan. Excluding these non-operating items, adjusted net income for 2010 was $105.6 million and adjusted diluted earnings per share were $2.19. Included in the 2009 results were a $14.0 million favorable negotiated settlement with a service supplier and a $3.4 million pre-tax severance charge. Excluding these non-operating items, 2009 adjusted net income was $94.3 million and adjusted diluted earnings per share were $1.96. Record adjusted diluted earnings per share in 2010 of $2.19 were up 12% versus the adjusted 2009 amount.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of December 31, 2011	As of December 31, 2010
2011 Credit Agreement	$361.8	$—
2007 Credit Agreement—Revolving Credit Facility	—	100.0
2007 Credit Agreement—Term Loan	—	200.0
2007 Master Note Purchase Agreement	135.0	135.0
Industrial development bond, at market-based interest rates, maturing in December 2011	—	6.8

Debt under GAAP	496.8	441.8
Stockholders’ equity	704.7	759.6

Total capitalization	$1,201.5	$1,201.4

Adjusted debt-to-total capitalization ratio	41.3%	36.8%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2011, is summarized below (in millions):

Availability

Maximum financing available under:
2011 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	100.0

Maximum financing available		$935.0

Amounts utilized:
2011 Credit Agreement	361.8
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	—
Outstanding letters of credit	10.3

Total financing utilized		507.1

Available financing, before restrictions		427.9
Restrictive covenant limitation		76.4

Available financing as of December 31, 2011		$351.5

(1)	The 2009 Receivables Securitization Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2011 (in millions):

	Payment due by period
Contractual obligations	2012	2013 & 2014	2015 & 2016	Thereafter	Total
Debt	$—	$135.0	$361.8	$—	$496.8
Fixed interest payments on long-term debt (1)	13.5	0.3	—	—	13.8
Operating leases	50.4	80.9	53.7	39.5	224.5
Purchase obligations	1.5	0.8	0.2	—	2.5

Total contractual cash obligations	$65.4	$217.0	$415.7	$39.5	$737.6

(1)	The Company has entered into several interest rate swap transactions on a portion of its long-term debt. The fixed interest payments noted in the table are based on the notional amounts and fixed rates inherent in the swap transactions and related debt instruments. For more detail see Note 20, “Derivative Financial Instruments”, in the Notes to the Consolidated Financial Statements.

On February 24, 2012, the Company’s Board of Directors approved a $10 million cash contribution to the Company’s pension plans to be funded as soon as practical. Additional fundings, if any, for 2012 have not yet been determined.

At December 31, 2011, the Company had a liability for unrecognized tax benefits of $3.4 million as discussed in Note 15, “Income Taxes”, and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

Credit Agreement and Other Debt

On September 21, 2011, USI and USSC entered into a Third Amended and Restated Five-Year Revolving Credit Agreement (the “2011 Credit Agreement”) with U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents; Bank of America, N.A. and PNC Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders identified therein. The 2011 Credit Agreement is a revolving credit facility with an aggregate committed principal amount of $700 million. The 2011 Credit Agreement also provides a sublimit for the issuance of letters of credit in an aggregate amount not to exceed $100 million at any one time and provides a sublimit for swing line loans in an aggregate outstanding principal amount not to exceed $50 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swing line loans under the facility reduce the remaining availability under the 2011 Credit Agreement. The Company had outstanding letters of credit under the 2011 Credit Agreement of $10.3 million and $18.6 million as of December 31, 2011 and December 31, 2010, respectively. Subject to the terms and conditions of the 2011 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1 billion.

Borrowings under the 2011 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2011 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio (calculated as provided in Section 6.20 of the 2011 Credit Agreement) (the “Leverage Ratio”). In addition, the Company is required to pay the lenders a fee on the unutilized portion of the commitments under the 2011 Credit Agreement at a rate per annum depending on the Company’s Leverage Ratio.

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the “Receivables Securitization Program” or the “Program”) that replaced the securitization program that USI terminated on March 2, 2009 (the “Prior Receivables Securitization Program” or the “Prior Program”). The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (the “Investor”). The Current Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investor;
•	The Receivables Sale Agreement between USSC and USFS;
•	The Receivables Purchase Agreement between USFS and USR; and
•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC, as well as the accounts receivable and related rights USFS acquired from its then subsidiary, USS Receivables Company, Ltd. (“USSRC”), upon the termination of the Prior Program. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America. The maximum investment to USR at any one time outstanding under the Current Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the Current Program has been terminated. The maturity date of the Current Program is November 23, 2013, subject to the extension of the commitments of the investors under the Current Program, which expire on January 18, 2013.

The receivables sold to the Investor will remain on USI’s Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Consolidated Balance Sheets. The cost of such debt will be recorded as interest expense on USI’s Consolidated Statements of Income. As of December 31, 2011 and 2010, $421.0 million and $405.5 million, respectively, of receivables had been sold to Bank of America. However, no amounts had been borrowed by USR as of those periods.

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the “2007 Note Purchase Agreement”) with several purchasers. The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to the debt restrictions contained in the Credit Agreement. Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”). Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008. USSC may issue additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time. Obligations of USSC under the 2011 Credit Agreement and the 2007 Note Purchase Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries. USSC’s obligations under these agreements and the guarantors’ obligations under the guaranties are secured by liens on substantially all of the Company’s assets, other than real property and certain accounts receivable already collateralized as part of the Receivables Securitization Program.

Subject to the terms and conditions of the 2011 Credit Agreement, USSC is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2011 Credit Agreement, plus up to $200 million under the Receivables Securitization Program and up to $135 million in replacement or refinancing of the 2007 Note Purchase Agreement. The 2011 Credit Agreement, the 2007 Note Purchase Agreement and the Transfer and Administration Agreement each prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00. The 2011 Credit Agreement and the 2007 Note Purchase Agreement also impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1. The 2011 Credit Agreement, the 2007 Note Purchase Agreement and the Transfer and Administration Agreement contain additional representations and warranties, covenants and events of default that are customary for such facilities. The 2011 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

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

At December 31, 2011 and 2010 funding levels (including amounts sold under the Current Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

As of December 31, 2010, the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond matured and was paid in December 2011.

Refer to Note 9, “Long-Term Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$130,363	$114,823	$239,395
Net cash used in investing activities	(27,918)	(42,745)	(14,829)
Net cash used in financing activities	(111,929)	(69,355)	(216,667)

Cash Flows From Operations

Net cash provided by operating activities for 2011 totaled $130.4 million versus $114.8 million in 2010. The improvement in operating cash flows was mainly due to lower working capital needs, which resulted from increased payables leverage.

In 2010, inventory investments were made to support sales growth. Significant inventory reductions in 2009 accounted for a cash inflow of approximately $89.8 million in 2009, while the 2010 re-investments led to cash outflows of $92.1 million. This reduction in 2010 operating cash flows versus 2009 was partially offset by an $11.8 million increase in net income and improved receivables collections leading to a cash inflow of $13.9 million in 2010 versus a $31.2 million reduction in 2009 (net $45.1 million favorable change).

Internally, the Company views accounts receivable sold through its Prior Receivables Securitization Program (the “Prior Program”) to be a financing mechanism based on the following considerations and reasons:

•

During the first quarter of 2009, the Company entered into the current Program that was structured to maintain the related accounts receivable and debt on its Consolidated Balance Sheets, with costs of the Program now included within “Interest Expense, net”. In contrast, the Prior Program was structured for off-balance sheet treatment with costs included in “Other Expense, net”;

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

•	As with revolving debt, the Company elects, in accordance with the terms of the Programs, how much is funded through the Programs at any given time;
•

Provisions of the 2011 Credit Agreement and the 2007 Note Purchase Agreement aggregate true debt (including borrowings under the 2011 Credit Agreement) together with the balance of accounts receivable sold under the Programs into the concept of “Consolidated Funded Indebtedness.” This effectively treats the Programs as debt for purposes of requirements and covenants under those agreements; and

•

For purposes of managing working capital requirements, the Company evaluates working capital before any sale of accounts receivables sold through the Programs to assess accounts receivable requirements and performance, on measures such as days outstanding and working capital efficiency.

Net cash provided by operating activities excluding the effects of receivables sold and net cash used in financing activities including the effects of receivables sold for the years ended December 31, 2011, 2010 and 2009 is provided below as an additional liquidity measure (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net cash provided by operating activities	$130,363	$114,823	$239,395
Excluding the change in accounts receivable sold	—	—	23,000

Net cash provided by operating activities excluding the effects of receivables sold	$130,363	$114,823	$262,395

Cash Flows From Financing Activities:
Net cash used in financing activities	$(111,929)	$(69,355)	$(216,667)
Including the change in accounts receivable sold	—	—	(23,000)

Net cash used in financing activities including the effects of receivables sold	$(111,929)	$(69,355)	$(239,667)

Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was $27.9 million, $42.7 million, and $14.8 million, respectively. Gross capital spending for 2011, 2010 and 2009 was $28.0 million, $27.3 million and $14.9 million, respectively, which was used for various investments in information technology systems, technology hardware, and distribution center equipment including several facility projects. Capital spending rose in 2011 and 2010 as the economy began to stabilize and the Company made investments in various growth initiatives and other infrastructure projects. Also included in 2010 investing cash flows was $15.5 million related to the acquisition of MBS Dev and an investment in a managed print services and technology solution business. The Company expects gross capital spending (before the impact of any sales proceeds) for 2012 to be approximately $35 million.

Cash Flows From Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreements, the acquisition or issuance of treasury stock, and quarterly dividend payments that were initiated in 2011.

Net cash used in financing activities for 2011, 2010 and 2009 totaled $111.9 million, $69.4 million, and $216.7 million, respectively. Adjusted to include the change in accounts receivable sold, as noted above, 2009 financing cash flows were a use of cash of $239.7 million. Cash outflows from financing activities in 2011 included the repurchase of shares at a cost of $162.7 million and the payment of cash dividends of $17.5 million, partially offset by an increase in outstanding debt of $55.0 million. These outflows in 2011 were partially offset by net proceeds of $9.3 million from share-based compensation programs. The reduction in cash outflows from 2009 to 2010 reflects repayments of borrowings of $244.3 million in 2009 versus no such repayments in 2010 and net proceeds from share-based compensation arrangements of $38.5 million in 2010 compared to $4.8 million in 2009.

Seasonality

The Company experiences seasonality in its working capital needs, with highest requirements in December through February, reflecting a build-up in inventory prior to and during the peak January sales period. See the information under the heading “Seasonality” in Part I, Item 1 of this Annual Report on Form 10-K. The Company believes that its current financing availability is sufficient to satisfy the seasonal working capital needs for the foreseeable future.

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers’ price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company’s customers. Conversely, when manufacturers’ prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company’s net sales, gross margins and net income. See the information under the heading “Comparison of Results for the Years Ended December 31, 2011 and 2010” in Part I, Item 7 of this Annual Report on Form 10-K for further analysis on these changes in prices in 2011.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (Topic 220). This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard was initially to be effective for interim and annual periods beginning after December 15, 2011. However, ASU 2011-12 indefinitely deferred the effective date of the requirements made in ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. This amendment will eventually change the manner in which the Company presents comprehensive income. The effective dates of other requirements in ASU 2011-05 were not affected.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted though and the Company adopted this early. There was no impact due to early adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company’s exposure to interest rate risks is principally limited to the Company’s outstanding debt at December 31, 2011 and 2010 of $496.8 million and $441.8 million respectively. As of December 31, 2011 and 2010, the Company had $435.0 million of outstanding debt with interest based on variable market rates, all of which the Company has hedged with three separate fixed interest rate swaps. See Note 2, “Summary of Significant Accounting Policies”, and Note 20, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of December 31, 2011 and 2010, the overall weighted average effective borrowing rate of the Company’s debt was 5.0%. A 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to mean a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment. That assessment was supported by testing and monitoring performed both by the Company’s Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 34 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of United Stationers Inc.

We have audited United Stationers Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Management Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Stationers Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 27, 2012

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$5,005,501	$4,832,237	$4,710,291
Cost of goods sold	4,265,422	4,101,682	4,019,650

Gross profit	740,079	730,555	690,641
Operating expenses:
Warehousing, marketing and administrative expenses	541,752	520,754	503,013

Operating income	198,327	209,801	187,628
Interest expense	27,592	26,229	27,797
Interest income	(223)	(237)	(474)
Other (income) expense, net	(1,918)	809	204

Income before income taxes	172,876	183,000	160,101
Income tax expense	63,880	70,243	59,116

Net income	$108,996	$112,757	$100,985

Net income per share—basic:
Net income per share—basic	$2.49	$2.43	$2.16

Average number of common shares outstanding—basic	43,822	46,376	46,740
Net income per share—diluted:
Net income per share—diluted	$2.42	$2.34	$2.10

Average number of common shares outstanding—diluted	45,014	48,286	48,192

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,783	$21,301
Accounts receivable, less allowance for doubtful accounts of $28,323 in 2011 and $29,079 in 2010	659,215	628,119
Inventories	741,507	684,091
Other current assets	48,093	31,895

Total current assets	1,460,598	1,365,406
Property, plant and equipment, at cost:
Land	12,268	12,268
Buildings	58,963	58,822
Fixtures and equipment	290,092	280,194
Leasehold improvements	25,152	23,959
Capitalized software costs	69,879	66,108

Total property, plant and equipment	456,354	441,351
Less—accumulated depreciation and amortization	326,916	306,050

Net property, plant and equipment	129,438	135,301
Intangible assets, net	56,285	61,441
Goodwill	328,061	328,581
Other	20,500	17,934

Total assets	$1,994,882	$1,908,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$499,265	$421,566
Accrued liabilities	193,572	186,387
Short-term debt	—	6,800

Total current liabilities	692,837	614,753
Deferred income taxes	14,750	14,053
Long-term debt	496,757	435,000
Other long-term liabilities	85,859	85,259

Total liabilities	1,290,203	1,149,065
Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 in 2011 and 2010	7,444	7,444
Additional paid-in capital	409,190	400,910
Treasury stock, at cost—32,281,847 and 28,247,906 shares at December 31, 2011 and 2010, respectively	(908,667)	(772,698)
Retained earnings	1,253,118	1,167,109
Accumulated other comprehensive loss, net of tax	(56,406)	(43,167)

Total stockholders’ equity	704,679	759,598

Total liabilities and stockholders’ equity	$1,994,882	$1,908,663

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As of December 31, 2008	74,435,628	$7,444	(27,375,686)	$(712,944)	$382,721	$(64,950)	$953,367	$565,638

Net income	—	—	—	—	—	—	100,985	100,985
Unrealized translation adjustments	—	—	—	—	—	574	—	574
Minimum pension liability adjustments, net of tax loss of $10,502	—	—	—	—	—	17,135	—	17,135
Unrealized benefit on interest rate swaps, net of tax loss of $3,261	—	—	—	—	—	5,321	—	5,321

Comprehensive income	—	—	—	—	—	23,030	100,985	124,015
Stock compensation	—	—	900,696	12,650	4,410	—	—	17,060

As of December 31, 2009	74,435,628	$7,444	(26,474,990)	$(700,294)	$387,131	$(41,920)	$1,054,352	$706,713

Net income	—	—	—	—	—	—	112,757	112,757
Unrealized translation adjustments	—	—	—	—	—	994	—	994
Minimum pension liability adjustments, net of tax benefit of $1,690	—	—	—	—	—	(2,770)	—	(2,770)
Unrealized benefit on interest rate swaps, net of tax loss of $326	—	—	—	—	—	529	—	529

Comprehensive (loss) income	—	—	—	—	—	(1,247)	112,757	111,510
Acquisition of treasury stock	—	—	(4,011,586)	(116,310)	—	—	—	(116,310)
Stock compensation	—	—	2,238,670	43,906	13,779	—	—	57,685

As of December 31, 2010	74,435,628	$7,444	(28,247,906)	$(772,698)	$400,910	$(43,167)	$1,167,109	$759,598

Net income	—	—	—	—	—	—	108,996	108,996
Unrealized translation adjustments	—	—	—	—	—	(2,143)	—	(2,143)
Minimum pension liability adjustments, net of tax benefit of $12,644	—	—	—	—	—	(20,285)	—	(20,285)
Unrealized benefit on interest rate swaps, net of tax loss of $5,728	—	—	—	—	—	9,189	—	9,189

Comprehensive (loss) income	—	—	—	—	—	(13,239)	108,996	95,757
Cash dividend declared, $0.52 per share	—	—	—	—	—	—	(22,987)	(22,987)
Acquisition of treasury stock	—	—	(5,004,690)	(159,547)	—	—	—	(159,547)
Stock compensation	—	—	970,749	23,578	8,280	—	—	31,858

As of December 31, 2011	74,435,628	$7,444	(32,281,847)	$(908,667)	$409,190	$(56,406)	$1,253,118	$704,679

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$108,996	$112,757	$100,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,927	31,669	35,797
Amortization of intangible assets	5,126	5,171	4,950
Amortization of capitalized financing costs	974	735	927
Share-based compensation	15,734	14,100	12,266
Excess tax benefits related to share-based compensation	(6,858)	(5,477)	(712)
Loss on the disposition of property, plant and equipment	59	117	566
Asset impairment charge	1,635	—	—
Deferred income taxes	20,914	12,916	(10,340)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in accounts receivable	(31,686)	13,928	(31,175)
(Increase) decrease in inventories	(58,376)	(92,055)	89,815
(Increase) decrease in other assets	(18,656)	(2,593)	2,106
Increase in accounts payable	89,195	35,384	647
(Decrease) increase in checks in-transit	(11,803)	(5,178)	49,244
(Decrease) increase in accrued liabilities	(1,228)	4,550	(18,212)
(Decrease) increase in other liabilities	(12,590)	(11,201)	2,531

Net cash provided by operating activities	130,363	114,823	239,395
Cash Flows From Investing Activities:
Capital expenditures	(27,981)	(27,276)	(14,924)
Proceeds from the disposition of property, plant and equipment	63	58	95
Acquisitions and investment, net of cash acquired	—	(15,527)	—

Net cash used in investing activities	(27,918)	(42,745)	(14,829)
Cash Flows From Financing Activities:
Net borrowings (repayments) under Revolving Credit Facilities	91,757	—	(221,300)
Repayments of debt.	(376,800)	—	—
Proceeds from the issuance of debt.	340,000	—	—
Payment of debt issuance costs	(2,817)	(99)	(897)
Net proceeds from the exercise of stock options	9,264	38,450	4,818
Acquisition of treasury stock, at cost	(162,674)	(113,183)	—
Payment of cash dividend	(17,517)	—	—
Excess tax benefits related to share-based compensation	6,858	5,477	712

Net cash used in financing activities	(111,929)	(69,355)	(216,667)
Effect of exchange rate changes on cash and cash equivalents	(34)	23	(6)

Net change in cash and cash equivalents	(9,518)	2,746	7,893
Cash and cash equivalents, beginning of period	21,301	18,555	10,662

Cash and cash equivalents, end of period	$11,783	$21,301	$18,555

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading national wholesale distributor of business products, with net sales of approximately $5.0 billion for the year ended December 31, 2011. The Company stocks about 100,000 items on a national basis from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company sells its products through a national distribution network of 65 distribution centers to its over 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors.

Acquisition and Investment

During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”), a software solutions provider to business products resellers. MBS Dev’s solutions allow the Company to accelerate e-business development and enable customers and suppliers to implement more effectively their e-marketing and e-merchandising programs, as well as enhance their back office operations. The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals by December 31, 2014. During the first quarter of 2011, the Company paid $1 million related to the deferred payments. Subsequently, in the fourth quarter of 2011 the Company agreed to accelerate payment of the $2 million remaining in deferred payments in consideration for termination of its obligation to pay the earn-out component. As a result, $2 million was paid in the first quarter of 2012.

During the second quarter of 2010, the Company invested $5 million to acquire a minority interest in the capital stock of a managed print services and technology solution business. During the first quarter of 2011, a non-deductible asset impairment charge of $1.6 million was taken based on an independent third-party valuation analysis with respect to the fair value of this investment. This charge and the Company’s share of the earnings and losses of this investment are included in the Operating Expenses section of the Consolidated Statements of Income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to Balance Sheet presentation and did not impact the Statements of Income or Statements of Cash Flows.

The Company reclassified certain software costs related to ORS Nasco acquisition in 2008 from “Fixtures and equipment” to “Capitalized software costs”. The reclassification began in the fourth quarter of 2010, with prior periods updated to conform to this presentation.

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

Separately, the Board of Directors made the following approvals during the past twelve months related to past or future cash dividends:

Board Approval	Record Date	Payment Date	Dividend Per Share
March 1, 2011	March 15, 2011	April 15, 2011	$0.13
May 11, 2011	June 15, 2011	July 15, 2011	$0.13
July 15, 2011	September 15, 2011	October 14, 2011	$0.13
October 19, 2011	December 15, 2011	January 13, 2012	$0.13
February 24, 2012	March 15, 2012	April 13, 2012	$0.13

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $81.3 million and $80.8 million as of December 31, 2011 and 2010, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. As a result, changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements) can create fluctuations in variable supplier allowances.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Customer rebates of $55.7 million and $56.1 million as of December 31, 2011 and 2010, respectively, are included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

Share-Based Compensation

At December 31, 2011, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. See Note 3 to the Consolidated Financial Statements.

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

Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. See Note 4 to the Consolidated Financial Statements.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based upon historical trends and certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has a per-occurrence maximum loss and an annual aggregate maximum cap on workers’ compensation and auto claims.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2011, any capital leases to which the Company is a party are negligible.

Inventories

Approximately 78% and 79% of total inventory as of December 31, 2011 and 2010, respectively, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $96.1 million and $84.7 million higher than reported as of December 31, 2011 and 2010, respectively. The annual change in the LIFO reserve as of December 31, 2011, 2010 and 2009 resulted in an $11.4 million increase, a $3.8 million increase and a $3.8 million reduction, respectively, in cost of sales. The $11.4 million change in the LIFO reserve for 2011 includes the LIFO liquidation impact relating to a decrement in the Company’s furniture LIFO pool. This decrement resulted in the liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $4.2 million which was more than offset by LIFO expense of $15.6 million related to current inflation or a net increase in cost of sales of $11.4 million referenced above. In 2009, LIFO liquidations resulted in LIFO income of $18.6 million partially offset by LIFO expense of $14.8 million related to 2009 inflation. There were no LIFO liquidations in 2010.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $33.8 million and $29.8 million remaining in inventory as of December 31, 2011 and December 31, 2010, respectively.

Pension and Postretirement Health Benefits

The Company implemented a plan to freeze pension service benefits for employees not covered by collective bargaining agreements. The plan freeze was put in place effective March 1, 2009.

On April 15, 2010, the Company notified the participants that it would terminate the Retiree Medical Plan effective December 31, 2010. The termination eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. During the twelve month period ended December 31, 2010, the company recorded a pre-tax gain of $8.8 million for the reversal of actuarially-based liabilities resulting from the amendment of the Retiree Medical Plan. Costs associated with the Company’s Retiree Medical Plan were $0.1 million for the year ended December 31, 2009.

Calculating the Company’s obligations and expenses related to its pension and Retiree Medical Plan requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 12 and 13 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2011 was $1.6 million, compared to $2.5 million and $6.3 million in 2010 and 2009, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2011, and 2010, outstanding checks totaling $71.4 million and $83.3 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

	As of December 31,
	2011	2010
Cash	$11,783	$14,301
Short-term investments	—	7,000

Total cash and cash equivalents	$11,783	$21,301

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed ten years. Capitalized software is included in “Property, plant and equipment, at cost” on the Consolidated Balance Sheets. The total costs are as follows (in thousands):

	As of December 31,
	2011	2010
Capitalized software development costs	$69,879	$66,108
Accumulated amortization	(52,061)	(47,770)

Net capitalized software development costs	$17,818	$18,338

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

All derivatives are recognized on the Consolidated Balance Sheets date at their fair value. All derivatives are in a net liability position and included in either “Other long-term liabilities” or “Accrued liabilities” depending on the maturity date of the instrument. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. At this time, this has not occurred as all cash flow hedges contain no ineffectiveness. See Note 20, “Derivative Financial Instruments”, for further detail.

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

The current and deferred tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could impact the effective tax rate and current and deferred tax balances recorded by the Company. Management’s estimates as of the date of the Consolidated Financial Statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. Further, in accordance with the accounting guidance on income taxes, the tax effects from uncertain tax positions are recognized in the Consolidated Financial Statements, only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (Topic 220). This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard was initially to be effective for interim and annual periods beginning after December 15, 2011. However, ASU 2011-12 indefinitely deferred the effective date of the requirements made in ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. This amendment will eventually change the manner in which the Company presents comprehensive income. The effective dates of other requirements in ASU 2011-05 were not affected.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350).” The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted though and the Company adopted this early. There was no impact due to early adoption.

3.  Share-Based Compensation

Overview

As of December 31, 2011, the Company has two active equity compensation plans. A description of these plans is as follows:

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

Nonemployee Directors’ Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense of $0.2 million, $0.1 million, and $0.1 million, respectively. As of December 31, 2011, 2010 and 2009, the accumulated number of stock units outstanding under this plan was 89,285; 83,854; and 79,136; respectively.

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Pre-tax expense	$15,734	$14,100	$12,266
Tax effect	(5,977)	(5,412)	(4,529)

After tax expense	$9,757	$8,688	$7,737

Denominator:
Denominator for basic shares—Weighted average shares	43,822	46,376	46,740
Denominator for diluted shares—Adjusted weighted average shares and the effect of dilutive securities	45,014	48,286	48,192
Net expense per share:
Net expense per share—basic	$0.22	$0.19	$0.17

Net expense per share—diluted	$0.22	$0.18	$0.16

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of December 31, 2011	$13,668	$13,668
As of December 31, 2010	19,937	19,937
As of December 31, 2009	29,534	29,510

Intrinsic Value of Options Exercised

(in thousands of dollars)

For the year ended
December 31, 2011	$8,911
December 31, 2010	21,347
December 31, 2009	1,862

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares

(in thousands of dollars)

Outstanding
As of December 31, 2011	$32,634
As of December 31, 2010	49,856
As of December 31, 2009	40,090

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

For the year ended
December 31, 2011	$27,576
December 31, 2010	9,079
December 31, 2009	3,628

The aggregate intrinsic values summarized in the tables above are based on closing sale prices per share for the Company’s common stock on the last day of trading in each respective fiscal year. Intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of last day of trading in each respective fiscal year.

As of December 31, 2011, there was $18.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Accounting guidance on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. For the years ended December 31, 2011, 2010 and 2009, respectively, the $6.9 million, $5.5 million and $0.7 million excess tax benefits classified as financing cash inflows on the Consolidated Statements of Cash Flows would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments.

Stock Options

The fair value of option awards and modifications to option awards is estimated on the date of grant or modification using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option.

Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As of December 31, 2011, there was no unrecognized compensation cost related to stock option awards granted. There were no stock options granted during 2011, 2010, or 2009.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the last three years:

	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Options outstanding—January 1	2,563,708	$24.18	4,768,448	$22.51	5,228,010	$22.32
Granted	—	—	—	—	—	—
Exercised	(847,528)	23.26	(2,199,930)	20.54	(323,620)	18.95
Cancelled	(800)	29.51	(4,810)	29.51	(135,942)	23.69

Options outstanding—December 31	1,715,380	$24.62	2,563,708	$24.18	4,768,448	$22.51

Number of options exercisable	1,715,380	$24.62	2,563,708	$24.18	4,493,482	$22.06

The following table summarizes outstanding and exercisable options granted under the Company’s equity compensation plans as of December 31, 2011:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
10.01—15.00	69,234	0.6	69,234
15.01—20.00	165,468	1.6	165,468
20.01—25.00	871,006	3.9	871,006
25.01—30.00	507,426	5.6	507,426
30.01—35.00	102,246	5.6	102,246

Total	1,715,380	4.1	1,715,380

Restricted Stock and Restricted Stock Units

The Company granted 30,097 shares of restricted stock and 332,888 restricted stock units (“RSU”s) during 2011. During 2010, the Company granted 303,674 shares of restricted stock and 249,632 RSUs. During 2009, the Company granted 640,034 shares of restricted stock and 452,174 RSUs. The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant. The majority of the RSUs granted in 2011 and 2010 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. The RSUs granted in 2009 vested on December 31, 2011 to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals.

Included in the 2011, 2010 and 2009 grants were 147,843; 297,496; and 732,386 restricted stock and RSUs granted to employees who were not executive officers, as of December 31, 2011, 2010 and 2009, respectively. In addition, there were 39,314; 44,176; and 39,226 RSUs granted to non-employee directors during the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, respectively, there were also 175,828; 211,634; and 320,596 restricted stock and RSUs granted to executive officers. This restricted stock granted to executive officers vests with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company’s cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $0.50 per diluted share as defined in the officers’ restricted stock agreement. As of December 31, 2011, there was $18.1 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs granted. A summary of the status of the Company’s restricted stock and RSU grants and changes during the last three years is as follows:

Restricted Stock and RSUs	2011	Weighted Average Grant Date Fair Value	2010	Weighted Average Grant Date Fair Value	2009	Weighted Average Grant Date Fair Value
Nonvested—January 1	1,562,626	$20.13	1,409,620	$18.21	514,108	$26.37
Granted	362,985	30.81	553,306	26.36	1,092,208	15.98
Vested	(853,384)	17.14	(368,436)	22.83	(161,422)	26.39
Cancelled	(70,102)	21.97	(31,864)	21.37	(35,274)	20.26

Nonvested—December 31	1,002,125	$26.42	1,562,626	$20.13	1,409,620	$18.21

4.  Goodwill and Intangible Assets

During 2011 the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment test from the last day of the fourth quarter (December 31) to the first day of the fourth quarter (October 1). This change is preferable under the circumstances as it (1) results in better alignment with the Company’s annual strategic planning and forecasting process and (2) provides the Company with additional time in a given fiscal reporting period to accurately assess the recoverability of goodwill and indefinite-lived intangible assets and to measure any indicated impairment. The Company believes that the change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and other”, if indicators of impairment are deemed to be present, the

Company would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Prior to the change in test date, the Company performed an annual impairment test on goodwill and intangible assets with indefinite lives at December 31st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of December 31, 2010. The Company also adopted Accounting Standards Update (“ASU”) 2011-08 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company applied this qualitative approach to two of its four reporting units. The other two reporting units were evaluated for impairment using the discounted cash flow and market based approach to determine fair value as mentioned. At our annual impairment test date of October 1, 2011, the Company’s reporting units are not at risk of failing the first step of the goodwill impairment test prescribed by related accounting guidance. The Company does not believe any triggering event occurred during the three-month period ended December 31, 2011 that would require an interim impairment assessment. As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the three-month period ended December 31, 2011.

As of December 31, 2011 and 2010, the Company’s Consolidated Balance Sheets reflected $328.1 million and $328.6 million of goodwill, and $56.3 million and $61.4 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during 2011 or 2010. Amortization of intangible assets purchased as part of these acquisitions totaled $5.2 million, $5.2 million, and $5.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Accumulated amortization of intangible assets as of December 31, 2011 and 2010 totaled $26.7 million and $21.5 million, respectively.

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	December 31, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$65,860	$(25,163)	$40,697	14	$65,890	$(20,049)	$45,841	14
Non-compete agreements	4,100	(1,512)	2,588	4	4,100	(1,500)	2,600	4

Total	$69,960	$26,675	$43,285		$69,990	$(21,549)	$48,441
Intangible assets not subject to amortization
Trademarks	$13,000	—	$13,000	n/a	$13,000	—	$13,000	n/a

Total	$82,960	$(26,675)	$56,285		$82,990	$(21,549)	$61,441

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets from acquisitions completed as of December 31, 2011 (in thousands):

Year	Amounts
2012	$5,050
2013	5,050
2014	4,981
2015	4,908
2016	4,893

5.  Severance and Restructuring Charges

On February 13, 2012, the Company approved a distribution network optimization and cost reduction program in certain areas of the Company. The network optimization and organizational changes will be completed in the first quarter of 2012 and the Company plans to take an approximately $7 million to $8 million pre-tax charge in that period in connection with these actions. The pre-tax charges are comprised of facility closure expenses of approximately $4 million and severance and related expense of approximately $3 million to $4 million that will be charged against operating expenses. Cash outflows for this action will occur primarily during 2012 and 2013. The goal is to invest the savings from these actions into growth and other strategic initiatives.

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to support strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these actions. This charge is included in “Warehousing, marketing and administrative expenses” on the Company’s Statements of Income. There were no cash outlays associated with this severance charge in 2010. Cash outlays associated with this severance charge in 2011 totaled $5.6 million. During the year ended December 31, 2011, the Company had a reversal of a portion of these severance charges of $0.9 million. As of December 31, 2011 and 2010, the Company had accrued liabilities for the 2010 Early Retirement/Workforce Realignment of $2.6 million and $9.1 million, respectively.

On January 27, 2009, the Company announced a plan to eliminate staff positions through an involuntary separation plan. The severance charge included workforce reductions of 250 associates. The Company recorded a pre-tax charge of $3.4 million in the first quarter of 2009 for estimated severance pay and benefits, and outplacement costs. This charge is included in “Warehousing, marketing and administrative expenses” on the Company’s Statements of Income. Cash outlays associated with the severance charge in 2009 totaled $2.9 million. During the third and fourth quarters of 2009, the Company had a reversal of a portion of these severance charges of $0.5 million. As a result of this activity, the Company had no accrued liabilities for the severance charge as of December 31, 2009. In addition, during the third and fourth quarters, the Company incurred several new severance charges and facility closure costs related to other activities totaling $0.5 million. Cash outlays associated with these other severance charges and facility closure costs totaled $0.4 million for 2009. As of December 31, 2009, the Company had accrued liabilities for these charges and costs of $0.1 million. Cash outlays associated with these other severance charges and facility closure costs totaled $0.1 million for 2010. As of December 31, 2010, the Company had no accrued liabilities for these other severance charges and facility closure costs.

6.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2011, 2010 and 2009 included the following (in thousands):

	As of December 31,
	2011	2010	2009
Unrealized currency translation adjustments	$(7,327)	$(5,184)	$(6,178)
Unrealized loss on interest rate swaps, net of tax	(6,432)	(15,621)	(16,150)
Minimum pension liability adjustments, net of tax	(42,647)	(22,362)	(19,592)

Total accumulated other comprehensive loss	$(56,406)	$(43,167)	$(41,920)

7.  Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 0.1 million, 0.8 million, and 3.8 million shares of common stock were outstanding at December 31, 2011, 2010, and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income	$108,996	$112,757	$100,985
Denominator:
Denominator for basic earnings per share—Weighted average shares	43,822	46,376	46,740
Effect of dilutive securities:
Employee stock options	1,192	1,910	1,452

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	45,014	48,286	48,192

Net income per common share:
Net income per share—basic	$2.49	$2.43	$2.16
Net income per share—assuming dilution	$2.42	$2.34	$2.10

Common Stock Repurchases

As of December 31, 2011, the Company had Board authorization to repurchase $25 million of USI common stock. In 2011 and 2010, the Company repurchased 5,100,490 and 3,915,786 shares of USI’s common stock at an aggregate cost of $162.7 million and $113.2 million, respectively. On February 24, 2012, the Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s common stock. There were no repurchases of the Company’s shares in 2009. Purchases may be made from time to time in the open market or in privately negotiated transactions. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2011, 2010 and 2009, the Company reissued 970,749; 2,238,670; and 900,696 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

8.  Segment Information

Accounting guidance on segments of an enterprise requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company’s products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. The accounting guidance on segments of an enterprise permits the aggregation, based on specific criteria, of several operating segments into one reportable operating segment. Management has chosen to aggregate its operating segments and report segment information as one reportable segment. A discussion of the factors relied upon and processes undertaken by management in determining that the Company meets the aggregation criteria is provided below, followed by the required disclosure regarding the Company’s single reportable segment.

Management defines operating segments as individual operations that the Chief Operating Decision Maker (“CODM”) (in the Company’s case, the Chief Executive Officer) reviews for the purpose of assessing performance and making operating decisions. When evaluating operating segments, management considers whether:

•	The component engages in business activities from which it may earn revenues and incur expenses;
•	The operating results of the component are regularly reviewed by the enterprise’s CODM;
•	Discrete financial information is available about the component; and
•	Other factors are present, such as management structure, presentation of information to the Board of Directors and the nature of the business activity of each component.

Based on the factors referenced above, management has determined that the Company has four operating segments, USSC (referred to by the Company as “Supply”), the first-tier operating subsidiary of USI; Lagasse, ORS Nasco, and MBS Dev. Supply also includes operations in Mexico conducted through a USSC subsidiary, as well as Azerty, which has been consolidated into Supply.

Management has also concluded that three of the Company’s operating segments (Supply, Lagasse and ORS Nasco) meet all of the aggregation criteria required by the accounting guidance. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including gross margins and operating expenses and (5) regulatory environment. MBS Dev does not meet the materially thresholds for reporting individual segments and has therefore been combined with the other operating segments. Management further believes aggregate presentation provides more useful information to the financial statement user and is, therefore, consistent with the principles and objectives of the FASB-issued accounting guidance.

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as a leading wholesale distributor of business products, with 2011 net sales of $5.0 billion—including foreign operations in Mexico. For the years ended December 31, 2011, 2010 and 2009, the Company’s net sales from foreign operations in Mexico totaled $111.7 million, $101.0 million and $92.3 million, respectively. The Company stocks about 100,000 items on a national basis from over 1,000 manufacturers. This includes a broad spectrum of manufacturers’ brand and private brand office products, computer supplies, office furniture, business machines, presentation products, janitorial and breakroom supplies and industrial supplies. The Company primarily serves commercial and contract office products dealers and other independent distributors. The Company sells its products through a national distribution network to over 25,000 resellers, who in turn sell directly to end-consumers. These products are distributed through the Company’s network of 65 distribution centers. As of December 31, 2011, 2010, and 2009, long-lived assets of the Company’s foreign operations in Mexico totaled $4.7 million in each year.

The Company’s product offerings may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; (iv) janitorial and breakroom supplies, which includes janitorial and breakroom supplies, foodservice consumables, safety and security items, and paper and packaging supplies; and (v) industrial supplies which includes hand and power tools, safety and security supplies, janitorial equipment and supplies and welding products. In 2011, the Company’s largest supplier was Hewlett-Packard Company, which represented approximately 20% of its total purchases. No other supplier accounted for more than 5% of the Company’s total purchases.

The Company’s customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers and other independent distributors. The Company had one customer, W.B. Mason Co., Inc., which constituted 10.8% of its 2011 consolidated net sales. No other single customer accounted for more than 10% of the 2011 consolidated net sales. The following table shows net sales by product category for 2011, 2010 and 2009 (in millions):

	Years Ended December 31,
	2011(1)	2010(1)	2009(1)
Technology products	$1,630.0	$1,656.7	$1,626.5
Traditional office products	1,357.7	1,332.1	1,282.0
Janitorial and breakroom supplies	1,223.1	1,106.4	1,117.7
Industrial supplies	349.4	282.3	229.8
Office furniture	323.1	345.3	355.4
Freight revenue	88.9	83.8	80.3
Other	33.3	25.6	18.6

Total net sales	$5,005.5	$4,832.2	$4,710.3

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

9.  Long-Term Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2011 Credit Agreement (as defined below), the 2007 Credit Agreement (as defined below), the 2007 Note Purchase Agreement (as defined below) and the current Receivables Securitization Program (as defined below) contain restrictions on the use of cash transferred from USSC to USI.

Long-term debt consisted of the following amounts (in millions):

	As of December 31, 2011	As of December 31, 2010
2011 Credit Agreement	$361.8	$—
2007 Credit Agreement—Revolving Credit Facility	—	100.0
2007 Credit Agreement—Term Loan	—	200.0
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0

Total	$496.8	$435.0

In addition to long-term debt, as of December 31, 2010 the Company had an industrial development bond outstanding with a balance of $6.8 million. This bond matured and was paid in December 2011.

As of December 31, 2011, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). While the Company had primarily all of its outstanding debt based on LIBOR at December 31, 2011, the Company had hedged $435 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 20, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of December 31, the overall weighted average effective borrowing rate of the Company’s debt was 5%. At December 31, 2011 funding levels based on the Company’s unhedged debt of $61.8 million, a 50 basis point movement in interest rates would not result in a material change in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

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

As of December 31, 2011, the Transfer and Administration Agreement prohibited the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposed other restrictions on the Company’s ability to incur additional debt. It also contained additional covenants, requirements and events of default that are customary for this type of agreement, including the failure to make any required payments when due.

On January 20, 2012, United Stationers Supply Co. (“USSC”), United Stationers Receivables, LLC (“USR”), and United Stationers Financial Services LLC (“USFS”) entered into a First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement with Bank of America, N.A. (the “First Omnibus Amendment”). The First Omnibus Agreement amended (i) the Transfer and Administration Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Transfer Agreement”), between USSC, USR, USFS and Bank of America, (ii) the Receivables Purchase Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Purchase Agreement”), between USFS and USR, and (iii) the Receivables Sale Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Sale Agreement”), between USSC and USFS. The First Omnibus Amendment extended the commitment termination date of the Transfer Agreement to January 18, 2013. The Omnibus Amendment also amended the Transfer Agreement to conform the leverage ratio covenant and consolidated net worth covenant in the Transfer Agreement to the corresponding covenants in the Third Amended and Restated Five-Year Revolving Credit Agreement dated September 21, 2011 among United Stationers Supply Co., United Stationers Inc., the lenders from time to time parties thereto and JPMorgan Chase Bank, National Association.

The receivables sold to the Investor will remain on USI’s Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Consolidated Balance Sheets. The cost of such debt will be recorded as interest expense on USI’s Consolidated Statements of Income. As of December 31, 2011 and December 31, 2010, $421.0 million and $405.5 million, respectively, of receivables had been sold to the Investor. However, no amounts had been borrowed by USR as of those periods.

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

Borrowings under the 2011 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2011 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio (calculated as provided in Section 6.20 of the 2011 Credit Agreement) (the “Leverage Ratio”). In addition, the Company is required to pay the lenders a fee on the unutilized portion of the commitments under the 2011 Credit Agreement at a rate per annum depending on the Company’s Leverage Ratio.

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

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 20, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

The Company had outstanding letters of credit of $10.3 million under the 2011 Credit Agreement as of December 31, 2011 and $18.6 million under the 2007 Credit Agreement as of December 31, 2010. Approximately $7.0 million of these letters of credit were used to guarantee the industrial development bond as of December 31, 2010.

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

The 2011 Credit Agreement, the 2007 Note Purchase Agreement and the Transfer and Administration Agreement each prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00. The 2011 Credit Agreement and the 2007 Note Purchase Agreement also impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1. The 2011 Credit Agreement, the 2007 Note Purchase Agreement and the Transfer and Administration Agreement contain additional representations and warranties, covenants and events of default that are customary for such facilities.

The 2011 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party. Debt maturities as of December 31, 2011, were as follows (in millions):

Year	Amount
2012	$—
2013	—
2014	135.0
2015	—
Later years	361.8

Total	$496.8

10.  Off-Balance Sheet Financing

General

On March 28, 2003, USSC entered into a third-party receivables securitization program with JP Morgan Chase Bank, as trustee (the “Prior Receivables Securitization Program” or the “Prior Program”). On March 2, 2009, in preparation for entering into a new securitization program (see Note 9, “Debt” for more information on the new program), USI’s subsidiaries USFS and USSRC terminated the Prior Program. The Prior Program typically had been the Company’s preferred source of floating rate financing, primarily because it generally carried a lower cost than other traditional borrowings.

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

The Company recognized certain costs and/or losses related to the Prior Program. Costs related to the Prior Program varied on a daily basis and generally were related to certain short-term interest rates. The annual interest rate on the certificates issued under the Prior Program for the first two months of 2009 ranged between 0.6% and 2.3%. In addition to the interest on the certificates, the Company paid certain bank fees related to the program. Proceeds from the collections under the Prior Program for 2009 totaled $0.6 billion. All costs and/or losses related to the Prior Program are included in the Consolidated Statements of Income under the caption “Other Expense, net.”

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

11.  Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2011 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases
2012	$50,383
2013	44,370
2014	36,561
2015	30,337
2016	23,309
Later years	39,498

Total required lease payments	$224,458

Operating lease expense was approximately $50.1 million, $50.8 million, and $52.5 million in 2011, 2010, and 2009, respectively.

12.  Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2011, the Company has pension plans covering approximately 3,200 of its active associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31 as its measurement date to determine its pension obligations.

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

Change in Projected Benefit Obligation

The following table sets forth the plans’ changes in Projected Benefit Obligation for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Benefit obligation at beginning of year	$151,137	$136,159
Service cost—benefit earned during the period	769	867
Interest cost on projected benefit obligation	8,482	8,221
Union plan amendments	564	—
Actuarial loss	17,254	9,015
Benefits paid	(7,184)	(3,125)

Benefit obligation at end of year	$171,022	$151,137

The accumulated benefit obligation for the plan as of December 31, 2011 and 2010 totaled $171.0 million and $151.1 million, respectively.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans’ assets for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Fair value of plan assets at beginning of year	$123,748	$102,452
Actual return on plan assets	(7,471)	15,721
Company contributions	11,202	8,700
Benefits paid	(7,184)	(3,125)

Fair value of plan assets at end of year	$120,295	$123,748

The Company’s pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2011 and 2010, by asset category are as follows:

Asset Category	2011	2010
Cash	2.5%	1.6%
Equity securities	72.2%	82.0%
Fixed income	25.3%	16.4%

Total	100.0%	100.0%

The investment policies and strategies for the Company’s pension plan assets are established with the goals of generating above-average investment returns over time, while containing risks within acceptable levels and providing adequate liquidity for the payment of plan obligations. The Company recognizes that there typically are tradeoffs among these objectives, and strives to minimize risk associated with a given expected return.

The Company’s defined benefit plan assets are measured at fair value on a recurring basis and are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. The target allocations for plan assets are 82 percent equity securities and 18 percent corporate bonds and U.S. Treasuries. Equity securities include investments in large cap and small cap corporations located in the U.S. and a mix of both international and emerging market corporations fixed income securities include investment grade bonds and U.S. treasuries. Other types of investments include commodity futures and Real Estate Investment Trusts (REITs).

The fair values of the Company’s pension plan assets at December 31, 2011 and 2010 by asset category are as follows:

Fair Value Measurements at

December 31, 2011 (in thousands)

Asset Category			Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash			$2,977	$2,977
Equity Securities
U.S. Large Cap	(a	)	36,840	36,840
International Large Core	(b	)	23,803	23,803
Emerging Markets	(c	)	8,200	8,200
U.S. Small Value Fund	(d	)	6,538		$6,538
U.S. Small Growth Fund	(e	)	6,369	6,369
Domestic Real Estate	(f	)	5,065	5,065
Fixed Income
U.S. Fixed Income	(g	)	11,252	11,252
Commodities/U.S. Fixed Income	(h	)	19,251	19,251

Total			$120,295	$113,757	$6,538	$—

Fair Value Measurements at

December 31, 2010 (in thousands)

Asset Category			Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash			$844	$844
Equity Securities
U.S. Large Cap	(a	)	35,462	35,462
International Large Core	(b	)	28,080	28,080
Emerging Markets	(c	)	10,136	10,136
U.S. Small Value Fund	(d	)	6,460		$6,460
U.S. Small Growth Fund	(e	)	6,707	6,707
Domestic Real Estate	(f	)	4,916	4,916
Fixed Income
U.S. Fixed Income	(g	)	20,424	20,424
Commodities/U.S. Fixed Income	(h	)	10,719	10,719

Total			$123,748	$117,288	$6,460	$—

(a)	A separately managed, diversified portfolio consisting of publically traded large cap stocks. The portfolio is predominately comprised of U.S. companies but may also hold international company stock.
(b)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled outside the U.S. and includes companies located in emerging market countries.
(c)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled in emerging market countries.
(d)	A daily valued commingled fund investment. The fund invests in publically traded, small capitalization companies that are considered value in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks. The fund allows for monthly liquidity.
(e)	A daily valued mutual fund investment. The fund invests in publically traded, small capitalization companies that are considered growth in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks.
(f)	A daily valued mutual fund investment. The fund invests in publically traded Real Estate Investment Trusts. This is an index mutual fund that tracks the Morgan Stanley REIT Index. The fund normally invests at least 98% of assets that are included in the Morgan Stanley REIT Index.
(g)	A separately managed fixed income portfolio utilized to match the duration of the Plan’s liabilities. This liability driven investment portfolio is comprised of Treasury securities including STRIPS and zero coupon bonds as well as high quality corporate bonds.
(h)	A daily valued mutual fund investment. This fund combines a commodities position, typically through swap agreements, with a portfolio of inflation indexed bonds and other fixed income securities. The commodities position is constructed to track the performance of the Dow Jones UBS Commodity Index.

Plan Funded Status

The following table sets forth the plans’ funded status as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Funded status of the plan	$(50,727)	$(27,389)
Unrecognized prior service cost	1,671	1,242
Unrecognized net actuarial loss	67,198	34,698

Net amount recognized	$18,142	$8,551

Amounts Recognized in Consolidated Balance Sheets

	2011	2010
Accrued benefit liability	$(50,727)	$(27,389)
Accumulated other comprehensive income	68,869	35,940

Net amount recognized	$18,142	$8,551

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 for pension and supplemental benefit plans includes the following components (in thousands):

	2011	2010	2009
Service cost—benefit earned during the period	$769	$867	$1,568
Interest cost on projected benefit obligation	8,482	8,221	8,091
Expected return on plan assets	(9,715)	(8,635)	(6,871)
Amortization of prior service cost	135	135	113
Amortization of actuarial loss	1,940	1,902	3,198
Curtailment loss	—	—	182

Net periodic pension cost	$1,611	$2,490	$6,281

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2012 are approximately $5.5 million and $0.2 million, respectively.

Assumptions Used

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Pension plan assumptions:
Assumed discount rate	5.00%	5.75%	6.25%
Rate of compensation increase	—	—	3.75%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.25%

For the year ending December 31, 2009, the rate of compensation increase was 3.75% prior to March 1, 2009 when the Company froze pension service benefits for employees not covered by collective bargaining agreements. To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company’s outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. There was no rate of compensation increase in 2011 and 2010.

Contributions

On February 24, 2012, the Company’s Board of Directors approved a $10 million cash contribution to the Company’s pension plans to be funded as soon as practical. Additional fundings, if any, for 2012 have not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company’s pension plans are as follows (in thousands):

Amounts
2012	$5,428
2013	6,570
2014	5,759
2015	6,275
2016	8,033
2017-2021	43,949

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates’ contributions were approximately $5.1 million, $4.7 million and $2.8 million in 2011, 2010 and 2009, respectively. Effective May 1, 2009 through December 31,

2009, the Company temporarily suspended the matching of employee contributions to the Plan for all exempt associates, which was reinstated beginning January 1, 2010 at a reduced matching percentage. Effective December 31, 2010, the Company made a discretionary contribution to reinstate the full matching percentage for exempt employee contributions.

13.  Postretirement Health Benefits

On April 15, 2010, the Company notified the participants that it would terminate the Retiree Medical Plan effective December 31, 2010. The termination of the Retiree Medical plan eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. During the twelve month period ended December 31, 2010, the Company recorded a pre-tax gain of $8.8 million for the reversal of actuarially-based liabilities resulting from the amendment of the Retiree Medical Plan. Costs associated with the Company’s Retiree Medical Plan were $0.1 million for the year ended 2009.

The plan was unfunded and provided healthcare benefits to substantially all retired non-union associates and their dependents. Eligibility requirements were based on the individual’s age (minimum age of 55), years of service and hire date. The benefits were subject to retiree contributions, deductible, co-payment provision and other limitations.

Accrued Postretirement Benefit Obligation

The following table provides the plan’s change in Accrued Postretirement Benefit Obligation (“APBO”) for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Benefit obligation at beginning of year	$73	$4,243
Service cost—benefit earned during the period	—	23
Interest cost on projected benefit obligation	—	91
Plan participants’ contributions	—	296
Actuarial gain	—	881
Retiree medical plan termination	—	(5,118)
Benefits paid	(73)	(343)

Benefit obligation at end of year	$—	$73

The balance of $73 thousand represents remaining runout claims not paid by December 31, 2010. These claims were paid during 2011.

Plan Assets and Investment Policies and Strategies

The Company did not fund its postretirement healthcare plan (see “Plan Funded Status” below). Accordingly, as of December 31, 2011 and 2010, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Fair value of plan assets at beginning of year	$—	$—
Company contributions	—	47
Plan participants’ contributions	—	296
Benefits paid	—	(343)

Fair value of plan assets at end of year	$—	$—

Plan Funded Status

The Company’s postretirement healthcare plan was unfunded. The following table sets forth the plans’ funded status as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Funded status of the plan	$—	$(73)
Amount recognized in accumulated other comprehensive income	—	—

Components of Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Service cost—benefit earned during the period	$—	$23	$224
Interest cost on projected benefit obligation	—	91	220
Retiree medical plan termination	—	(5,118)	—
Recognized actuarial gain	—	(70)	(321)
Settlement of prior unrecognized gain	—	(3,683)	—

Net periodic postretirement benefit (income) cost	$—	$(8,757)	$123

Assumptions Used

The weighted-average assumptions used in accounting for the Company’s Retiree Medical Plan for the three years presented are set forth below:

	2011	2010	2009
Assumed average healthcare cost trend	n/a	3.00%	3.00%
Assumed discount rate	n/a	5.75%	6.25%

14.  Preferred Stock

USI’s authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI’s Board of Directors upon issuance. As of December 31, 2011 and 2010, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

15.  Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Currently Payable
Federal	$40,268	$50,273	$61,989
State	2,698	7,054	7,467

Total currently payable	42,966	57,327	69,456
Deferred, net—
Federal	18,950	11,271	(9,096)
State	1,964	1,645	(1,244)

Total deferred, net	20,914	12,916	(10,340)

Provision for income taxes	$63,880	$70,243	$59,116

The Company’s effective income tax rates for the years ended December 31, 2011, 2010 and 2009 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2011		2010(1)		2009(1)
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$60,507	35.0%	$64,048	35.0%	$56,035	35.0%
State and local income taxes—net of federal income tax benefit	3,935	2.3%	5,630	3.1%	4,037	2.5%
Change in tax reserves and accrual adjustments	(924)	(0.5)%	(236)	(0.1)%	(627)	(0.4)%
Non-deductible and other	362	0.2%	801	0.4%	(329)	(0.2)%

Provision for income taxes	$63,880	37.0%	$70,243	38.4%	$59,116	36.9%

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between the state and local income tax, change in tax reserves and accrual adjustments, and non-deductible and other changes. These changes did not impact the Consolidated Statements of Income.

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2011		2010(1)
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$12,940	$—	$13,007	$—
Allowance for doubtful accounts	10,667	—	10,749	—
Depreciation and amortization	—	27,446	—	25,865
Intangibles arising from acquisitions	—	18,825	—	19,550
Inventory reserves and adjustments	—	32,828	—	22,374
Pension and post-retirement	14,757	—	5,891	—
Interest swap	3,954	—	9,607	—
Share-based compensation	7,703	—	8,591	—
Restructuring costs	1,143	—	3,900	—
Other	444	—	88	—

Total	$51,608	$79,099	$51,833	$67,789

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. These changes did not impact the Consolidated Statements of Income.

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

Accounting for Uncertainty in Income Taxes

At December 31, 2011, the gross unrecognized tax benefits decreased to $3.4 million. At December 31, 2010 and 2009, the Company had $4.5 million and $5.0 million, respectively, in gross unrecognized tax benefits. The following table shows the changes in gross unrecognized tax benefits, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Beginning Balance, January 1	$4,500	$5,036	$8,000
Additions based on tax positions taken during a prior period	61	208	352
Reductions based on tax positions taken during a prior period	(23)	(17)	(1,383)
Additions based on tax positions taken during the current period	291	359	521
Reductions related to settlement of tax matters	(894)	(377)	(1,137)
Reductions related to lapses of applicable statutes of limitation	(561)	(709)	(1,317)

Ending Balance, December 31	$3,374	$4,500	$5,036

At December 31, 2011, 2010 and 2009, $3.4 million, $4.5 million and $5.0 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 were income of $0.3 million, $0.1 million and $0.7 million, respectively. The Consolidated Balance Sheets at December 31, 2011 and 2010 include $0.7 and $1.0 million, respectively, accrued for the potential payment of interest and penalties.

As of December 31, 2011, the Company’s U.S. Federal income tax returns for 2008 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2004 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.0 million.

16.  Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash Paid During the Year For:
Interest	$26,463	$25,890	$26,937
Loss on the sale of trade accounts receivable	—	—	423
Income taxes, net	50,921	59,121	65,419

17.  Other (Income) Expense, Net

The following table sets forth the components of other expense, net (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Loss on sale of accounts receivable, net of servicing revenue	$—	$—	$204
Other (income) expense, net	(1,918)	809	—

Total	$(1,918)	$809	$204

In 2011, the Company had a $1.9 million reversal of prior acquisition earn-out and deferred payment liabilities related to the 2010 acquisition of MBS Dev. This gain relates to the renegotiated agreement to accelerate payment on the remaining deferred payments in consideration for termination of the Company’s obligation to pay the earn-out component. In 2010, the Company revalued the MBS Dev earn-out acquisition liabilities to $5.1 million based on the fair value of each earn-out as of that date and recorded a non-cash, pre-tax charge of $0.8 million in Other Expense, net. See Note 1, “Acquisition and Investments”, for further information.

18.  Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their net carrying values. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	As of December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,783	$11,783	$21,301	$21,301
Accounts receivable, net	659,215	659,215	628,119	628,119
Accounts payable	499,265	499,265	421,566	421,566
Short-term interest rate swap liability	4,601	4,601	—	—
Debt	496,757	496,757	441,800	441,800
Long-term interest rate swap liability	5,697	5,697	25,215	25,215

The fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 20, “Derivative Financial Instruments”, for further information.

19.  Other Assets and Liabilities

Other assets and liabilities as of December 31, 2011 and 2010 were as follows (in thousands):

	As of December 31,
	2011	2010
Other Long-Term Assets, net:
Investment in deferred compensation	$4,536	$4,448
Long-Term notes receivable	10,184	6,950
Investment in equity	2,051	4,313
Capitalized financing costs	3,373	1,432
Long-Term prepaid expenses	313	724
Other	43	67

Total other long-term assets, net	$20,500	$17,934

Other Long-Term Liabilities:
Accrued pension obligation	$50,727	$27,389
Deferred rent	18,724	18,535
Deferred directors compensation	4,549	4,455
Long-Term swap liability	5,697	25,215
Long-Term income tax liability	3,802	4,857
Other	2,360	4,808

Total other long-term liabilities	$85,859	$85,259

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

Approximately 88% ($435 million) of the Company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at December 31, 2011.

The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of December 31, 2011 were as follows (in thousands):

As of December 31, 2011	Notional Amount	Receive	Pay	Maturity Date	Fair Value Asset (Liability)(1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(5,697)
December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(3,305)
March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(1,296)

(1)	These interest rate derivatives qualify for hedge accounting. All derivatives are in a net liability position. Therefore, the fair value of each interest rate derivative is included in the Company’s Consolidated Balance Sheets as either a component of “Accrued liabilities”, or “Other long-term liabilities”, depending on the maturity date of the instrument, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”. Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements. If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of December 31, 2011, the Company would have been required to pay the aggregate fair value net liability of $10.3 million plus accrued interest to the counterparties.

These interest rate swap agreements contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings. The following table depicts the effect of these derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2011.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of GainReclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2010	At December 31, 2011		For the Year Ended December 31, 2011
November 2007 Swap Transaction	$(6,681)	$(3,558)	Interest expense, net; Income tax expense	$3,123
December 2007 Swap Transaction	(6,470)	(2,065)	Interest expense, net; Income tax expense	4,405
March 2008 Swap Transaction	(2,470)	(809)	Interest expense, net; Income tax expense	1,661

21.  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 20, “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements as of December 31, 2011
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$10,298	$—	$10,298	$—

	Fair Value Measurements as of December 31, 2010
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$25,215	$—	$25,215	$—

The carrying amount of accounts receivable at December 31, 2011 and 2010, including $421.0 million and $405.5 million, respectively, of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of December 31, 2011, no assets or liabilities are measured at fair value on a nonrecurring basis.

22.  Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2011:
Net sales	$1,237,453	$1,256,628	$1,310,029	$1,201,391	$5,005,501

Gross profit	182,372	184,239	199,751	173,717	740,079

Net income(2)	20,447	24,836	35,779	27,934	108,996

Net income per share—basic	$0.45	$0.55	$0.83	$0.67	$2.49

Net income per share—diluted	$0.44	$0.54	$0.81	$0.65	$2.42

Year Ended December 31, 2010:
Net sales	$1,154,309	$1,220,759	$1,270,701	$1,186,468	$4,832,237

Gross profit	166,866	179,239	194,861	189,589	730,555

Net income(3)	18,225	27,002	36,470	31,060	112,757

Net income per share—basic	$0.39	$0.56	$0.78	$0.67	$2.43

Net income per share—diluted	$0.37	$0.55	$0.77	$0.66	$2.34

(1)	As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.
(2)	2011 results were impacted by the following items: (1) a $0.7 million or $0.01 per diluted share reversal for early retirement/workforce realignment in the fourth quarter (2) a $4.4 million or $0.05 per diluted share charge for equity compensation for the CEO transition in the second quarter and (3) a $1.6 million, or $0.03 per diluted share charge for an asset impairment in the first quarter.
(3)	2010 results were impacted by the following items: (1) a $9.1 million or $0.23 per diluted share charge for early retirement/workforce realignment in the fourth quarter (2) an $11.9 million or $0.30 per diluted share reversal for vacation pay policy change in the fourth quarter and (3) an $8.8 million, or $0.23 per diluted share reversal for Retiree Medical Plan termination in the second, third, and fourth quarters.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Attached as exhibits to this Annual Report are certifications of the Company’s Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 under the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in such certifications. It should be read in conjunction with the reports of the Company’s management on the Company’s internal control over financial reporting and the report thereon of Ernst & Young LLP referred to below.

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

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in USI’s reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that, as of December 31, 2011, the Company’s Disclosure Controls were effective, subject to the inherent limitations noted above in this Item 9A.

Management’s Report on Internal Control over Financial Reporting and Related Report of Independent Registered Public Accounting Firm

Management’s report on internal control over financial reporting and the report of Ernst & Young LLP, the Company’s independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the last quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company’s executive officers, see “Executive Officers of the Registrant” included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions “Proposal 1: Election of Directors” and “Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance” in USI’s Proxy Statement for its 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”) is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee’s composition and the presence of an “audit committee financial expert” is incorporated herein by reference to the information under the captions “Governance and Board Matters—Board Committees—General” and “—Audit Committee” in USI’s 2012 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in USI’s 2012 Proxy Statement.

The Company has adopted a code of ethics (its “Code of Business Conduct”) that applies to all directors, officers and associates, including the Company’s CEO, CFO and Controller, and other executive officers identified pursuant to this Item 10. A copy of this Code of Business Conduct is available on the Company’s Web site at www.unitedstationers.com. The Company intends to disclose any significant amendments to and waivers of its Code of Conduct by posting the required information at this Web site within the required time periods.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Director Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in USI’s 2012 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners” and “Voting Securities and Principal Holders—Security Ownership of Management” in USI’s 2012 Proxy Statement. Information relating to securities authorized for issuance under United’s equity plans is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in USI’s 2012 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in USI’s 2012 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information” and “—Audit Committee Pre-Approval Policy” in USI’s 2012 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	33
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	34
	Report of Independent Registered Public Accounting Firm	35
	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	36
	Consolidated Balance Sheets as of December 31, 2011 and 2010	37
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	38
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	39
	Notes to Consolidated Financial Statements	40
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	77
	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI’s file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.10 through 10.18, Exhibits 10.21 through 10.34, and Exhibits 10.39 through 10.40, inclusive, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1	Agreement for Purchase and Sale of Stock of MBS Dev. Inc. dated as of February 26, 2010, among the Stockholders of MBS Dev. Inc. and United Stationers Supply Co. (“USSC”) (Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on May 6, 2010 (the “Form 10-Q filed on May 6, 2010”))

3.1	Second Restated Certificate of Incorporation of United Stationers, Inc. (“USI” or the “Company”), dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the “2001 Form 10-K”))

3.2	Amended and Restated Bylaws of United Stationers Inc., dated as of July 16, 2009 (Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among USI, USSC, and the note purchasers identified therein (the “2007 Note Purchase Agreement”) (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010 (the “Form 10-Q filed on August 6, 2010”))

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (the “Form 10-Q filed on November 7, 2007”))

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Form 10-Q filed on November 7, 2007)

Exhibit Number	Description
10.1	Guaranty, dated as of March 21, 2003, by USSC, as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, and USTS in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the “2002 Form 10-K”)

10.2	Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company’s Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the “1995 S-1”)

10.3	Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the “2003 Form 10-K”)

10.4	Second Amendment to Lease Agreement, dated as of September 23, 2010, between Tisha Land Company, LLC, successor-in-interest to Panattoni Investments, LLC, and USSC (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 25, 2011 (the “2010 Form 10-K”)

10.5	Third Amendment to Lease Agreement, dated as of August 8, 2008, between Corum Carol Stream Associates, LLC and USSC USSC (Exhibit 10.5 to the 2010 Form 10-K)

10.6	Second Amendment to Industrial Lease Agreement, executed as of May 27, 2010, by and between Allianz Life Insurance Co. successor-in-interest-to Duke Construction Limited Partnership and USSC (Exhibit 10.6 to the 2010 Form 10-K)

10.7	First Amendment to Industrial Lease Agreement, dated May 1, 2008, between Allianz Life Insurance Co. of North America and USSC (Exhibit 10.7 to the 2010 Form 10-K)

10.8	Industrial/Commercial Single Tenant Lease—Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005)

10.9	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2005)

10.10	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (“Form 10-Q filed on November 14, 2002”))**

10.11	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2002)**

10.12	Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2004 (the “September 3, 2004 Form 8-K”))**

10.13	Form of grant letter used for grants of non-qualified stock options to employees under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**

10.14	Form of Indemnification Agreement entered into between USI and (for purposes of one provision) USSC with directors and various executive officers of USI (Exhibit 10.36 to the Company’s 2001 Form 10-K)**

10.15	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with directors and executive officers of USI (Exhibit 10.7 to the Company’s Form 10-Q filed on November 14, 2002)**

10.16	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with P. Cody Phipps, and other executive officers of USI (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**

10.17	Non-Qualified Stock Option Grant Letter, dated as of July 24, 2007 among United Stationers Inc. and Victoria J. Reich (Exhibit 10.2 to the Form 10-Q filed on November 7, 2007)**

Exhibit Number	Description
10.18	Form of Restricted Stock Award Agreement for Section 16 Officers under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Form 10-Q filed on November 7, 2007)**

10.19	Amended and Restated Pledge and Security Agreement dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.1 to the Form 10-Q filed on August 6, 2010)

10.20	Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)

10.21	United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan effective January 1, 2009 (Exhibit 10.33 to the 2008 Form 10-K)**

10.22	United Stationers Supply Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009 (Exhibit 10.26 to the 2009 Form 10-K)**

10.23	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC, and Richard W. Gochnauer (Exhibit 10.36 to the 2008 Form 10-K)**

10.24	Letter agreement dated April 11, 2011 among USI, USSC and Richard W. Gochnauer (Exhibit 10 to the Company’s Current Report on Form 8-K, filed April 15, 2011)**

10.25†*	Performance Based Restricted Stock Unit Award Agreement between USI and Stephen Schultz, effective March 17, 2011(Exhibit 10.1 to the Form 10-Q filed on May 4, 2011)**

10.26†*	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long Term Incentive Plan (Exhibit 10.2 to the Form 10-Q filed on May 4, 2011)**

10.27	Form of Amended and Restated Executive Employment Agreement, effective as of December 31, 2010 (Exhibit 10.1to the Company’s Current Report on Form 8-K, filed March 21, 2011)**

10.28	Executive Employment Agreement, effective as of December 31, 2008, by and among USI, USSC and Victoria J. Reich (Exhibit 10.40 to the 2008 Form 10-K)**

10.29	Transition Agreement, dated August 12, 2011 , among USI, USSC, and Victoria J. Reich (Exhibit 10.1 to the Form 10-Q filed on November 2, 2011)**

10.30	Amended and Restated Executive Employment Agreement, dated August 19, 2011 between USI and P. Cody Phipps (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2011 )**

10.31†	Performance-Based Restricted Stock Unit Award Agreement, dated August 29, 2011, between the Registrant and P. Cody Phipps (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011)**

10.32	United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan effective as of January 1, 2009 (Exhibit 10.43 to the 2008 Form 10-K)**

10.33	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 7, 2008 (the “Form 10-Q filed on November 7, 2008”))**

10.34	Form of Restricted Stock Award Unit Agreement for Non-Employee Directors (Exhibit 10.5 to the Form 10-Q filed on November 7, 2008)**

10.35†	Transfer and Administration Agreement, by and among United Stationers Receivables, LLC, (“USR”), USSCO as Originator, USFS, as Seller and Servicer, Enterprise Funding Company LLC, as a Conduit Investor, Market Street Funding LLC, as a Conduit Investor, Bank of America, National Association, as Agent, as a Class Agent and as an Alternate Investor, PNC Bank, National Association, as a Class Agent and as an Alternate Investor, and the other alternate investors from time to time parties thereto (Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 (the “2010 Form 10-K”))

Exhibit Number	Description
10.36	Receivables Sale Agreement by and between USSC, as Originator, and USFS, as Purchaser (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009 (the “Form 10-Q filed on May 8, 2009”))

10.37	Receivables Purchase Agreement by and between USFS, as Seller, and USR, as Purchaser (Exhibit 10.3 to the Form 10-Q filed on August 6, 2010)

10.38	Performance Guarantee among USI, as Performance Guarantee, and USR, as Recipient (Exhibit 10.4 to the Form 10-Q filed on May 8, 2009)

10.39	Form of Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.10 to the Form 10-Q filed on May 8, 2009)**

10.40	Restricted Stock Unit Award Agreement between USI and Stephen A. Schultz, effective March 4, 2008 (Exhibit 10.42 to the 2009 Form 10-K)**

10.41	First Amendment to the Transfer and Administration Agreement, dated as of May 14, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.43 to the 2009 Form 10-K)

10.42	Second Amendment to the Transfer and Administration Agreement, dated as of November 20, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.44 to the 2009 Form 10-K)

10.43	Third Amendment to the Transfer and Administration Agreement, dated as of January 22, 20010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.45 to the 2009 Form 10-K)

10.44	Fourth Amendment to the Transfer and Administration Agreement, dated as of March 30, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.44 to the 2010 Form 10-K)

10.45	Fifth Amendment to the Transfer and Administration Agreement, dated as of June 30, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.45 to the 2010 Form 10-K)

10.46†	Sixth Amendment to the Transfer and Administration Agreement, dated as of January 21, 2011, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.46 to the 2010 Form 10-K)

10.47†	First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement, dated as of January 20, 2012, between USSC, USR, USFS, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2012)

10.48†	Third Amended and Restated Five-Year Revolving Credit Agreement among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association, as Administrative Agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on November 2, 1011)

10.49	Reaffirmation, dated September 21, 2011, among USI, USSC, Lagasse, USTS, USFS, ORS Nasco, Inc., Oklahoma Rig, Inc., Oklahoma Rig & Supply Co. Trans, Inc., and MBS Dev, Inc. (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on November 2, 1011)

21*	Subsidiaries of USI

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, dated as of February 27, 2012, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by P. Cody Phipps

31.2*	Certification of Chief Financial Officer, dated as of February 27, 2012, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Fareed A. Khan

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 27, 2012, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by P. Cody Phipps and Fareed A. Khan

Exhibit Number	Description
101*	The following financial information from United Stationers Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on February 27, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for a portion of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATIONERS INC.

By:	/s/ P. CODY PHIPPS
P. Cody Phipps
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ P. CODY PHIPPS P. Cody Phipps	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 27, 2012

/s/ FAREED A. KHAN Fareed A. Khan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ KENNETH M. NICKEL Kenneth M. Nickel	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

/s/ CHARLES K. CROVITZ Charles K. Crovitz	Chairman of the Board of Directors	February 27, 2012

/s/ ROBERT B. AIKEN, JR. Robert B. Aiken, Jr.	Director	February 27, 2012

/s/ WILLIAM M. BASS William M. Bass	Director	February 27, 2012

/s/ JEAN S. BLACKWELL Jean S. Blackwell	Director	February 27, 2012

/s/ DANIEL J. CONNORS Daniel J. Connors	Director	February 27, 2012

/s/ ROY W. HALEY Roy W. Haley	Director	February 27, 2012

/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Director	February 27, 2012

/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	February 27, 2012

/s/ STUART A. TAYLOR, II Stuart A. Taylor, II	Director	February 27, 2012

/s/ JONATHAN P. WARD Jonathan P. Ward	Director	February 27, 2012

/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	February 27, 2012

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (2):
2011	$29,079	$9,359	$(10,115)	$28,323
2010	35,216	7,300	(13,437)	29,079
2009	32,544	12,218	(9,546)	35,216

(1)—net	of any recoveries
(2)—represents	allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.