Form 10-Q
period 2012-03-31
UNITED STATIONERS INC
filed 2012-05-03
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

On April 30, 2012, the registrant had outstanding 40,673,168 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of March 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,198	$11,783
Accounts receivable, less allowance for doubtful accounts of $26,118 in 2012 and $28,323 in 2011	642,028	659,215
Inventories	672,274	741,507
Other current assets	31,109	48,093

Total current assets	1,356,609	1,460,598
Property, plant and equipment, at cost	459,352	456,354
Less—accumulated depreciation and amortization	332,421	326,916

Net property, plant and equipment	126,931	129,438
Intangible assets, net	55,020	56,285
Goodwill	328,061	328,061
Other long-term assets	21,653	20,500

Total assets	$1,888,274	$1,994,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$433,725	$499,265
Accrued liabilities	173,059	193,572
Short-term debt	50,000	—

Total current liabilities	656,784	692,837
Deferred income taxes	14,975	14,750
Long-term debt	462,150	496,757
Other long-term liabilities	71,750	85,859

Total liabilities	1,205,659	1,290,203
Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued – 74,435,628 shares in 2012 and 2011	7,444	7,444
Additional paid-in capital	405,588	409,190
Treasury stock, at cost –33,323,963 shares in 2012 and 32,281,847 shares in 2011	(940,564)	(908,667)
Retained earnings	1,262,791	1,253,118
Accumulated other comprehensive loss	(52,644)	(56,406)

Total stockholders’ equity	682,615	704,679

Total liabilities and stockholders’ equity	$1,888,274	$1,994,882

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net sales	$1,271,647	$1,237,453
Cost of goods sold	1,090,718	1,055,081

Gross profit	180,929	182,372
Operating expenses:
Warehousing, marketing and administrative expenses	149,337	142,361

Operating income	31,592	40,011
Interest expense, net	7,166	6,521
Other expense	—	210

Income before income taxes	24,426	33,280
Income tax expense	9,314	12,833

Net income	$15,112	$20,447

Net income per share—basic:
Net income per share—basic	$0.36	$0.45

Average number of common shares outstanding—basic	41,574	45,478
Net income per share—diluted:
Net income per share—diluted	$0.36	$0.44

Average number of common shares outstanding—diluted	42,420	46,656
Dividends declared per share	$0.13	$0.13

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Net income	$15,112	$20,447
Other comprehensive income, net of tax
Unrealized translation adjustment	1,618	738
Unrealized interest rate swap adjustments	2,144	2,236

Other comprehensive income	$3,762	$2,974

Comprehensive income	$18,874	$23,421

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$15,112	$20,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,607	8,840
Share-based compensation	1,926	3,707
Gain on the disposition of property, plant and equipment	(49)	—
Impairment of equity investment	—	1,635
Amortization of capitalized financing costs	241	194
Excess tax benefits related to share-based compensation	(464)	(2,095)
Deferred income taxes	(1,944)	(1,329)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	17,640	(19,772)
Decrease in inventory	69,959	48,178
Decrease (increase) in other assets	15,681	(680)
(Decrease) increase in accounts payable	(63,520)	49,660
Decrease in checks in-transit	(1,758)	(48,672)
Decrease in accrued liabilities	(19,427)	(19,530)
(Decrease) increase in other liabilities	(14,108)	458

Net cash provided by operating activities	27,896	41,041

Cash Flows From Investing Activities:
Capital expenditures	(4,479)	(9,819)
Proceeds from the disposition of property, plant and equipment	84	—

Net cash used in investing activities	(4,395)	(9,819)

Cash Flows From Financing Activities:
Net borrowings under debt arrangements	15,393	—
Net (disbursements) proceeds from share-based compensation arrangements	(942)	9,615
Acquisition of treasury stock, at cost	(33,575)	(24,611)
Payment of cash dividends	(5,436)	—
Excess tax benefits related to share-based compensation	464	2,095
Payment of debt issuance costs	—	(111)

Net cash used in financing activities	(24,096)	(13,012)

Effect of exchange rate changes on cash and cash equivalents	10	10

Net change in cash and cash equivalents	(585)	18,220
Cash and cash equivalents, beginning of period	11,783	21,301

Cash and cash equivalents, end of period	$11,198	$39,251

Other Cash Flow Information:
Income tax (refunds) payments, net	$(9,334)	$1,012
Interest paid	6,887	6,445

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is a leading national wholesale distributor of business products, with net sales of approximately $5.0 billion for the year ended December 31, 2011. The Company stocks about 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers, janitorial/breakroom product distributors, computer product resellers, furniture dealers, and industrial product distributors. The Company sells its products through a national distribution network of 62 distribution centers to its over 25,000 reseller customers, who in turn sell directly to end-consumers.

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2011, which was derived from the December 31, 2011 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

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

The Board of Directors approved during the past two years, and the Company has paid, the following cash dividends:

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $60.2 million and $81.3 million as of March 31, 2012 and December 31, 2011, respectively. These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

The majority of the Company’s annual supplier allowances and incentives are variable, based solely on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s Condensed Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The remaining portion of the Company’s annual supplier allowances and incentives are fixed and are earned based primarily on supplier participation in specific Company advertising and marketing publications. Fixed allowances and incentives are taken to income through lower cost of goods sold as inventory is sold.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Accrued customer rebates of $36.4 million and $55.7 million as of March 31, 2012 and December 31, 2011, respectively, are primarily included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Shipping and handling costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs are included in the Company’s Condensed Consolidated Financial Statements as a component of cost of goods sold and not netted against shipping and handling revenues. Net sales do not include sales tax charged to customers.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown on the Condensed Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. The Company makes judgments as to the collectability of trade accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of March 31, 2012, any capital leases to which the Company is a party are negligible.

Inventories

Approximately 76% and 78% of total inventory as of March 31, 2012 and December 31, 2011, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $103.3 million and $96.1 million higher than reported as of March 31, 2012 and December 31, 2011, respectively. The change in the LIFO reserve since December 31, 2011 resulted in a $7.2 million increase in cost of goods sold which included a LIFO liquidation relating to a projected decrement in the Company’s office products LIFO pool. This projected decrement resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $2.4 million which was more than offset by LIFO expense of $9.6 million related to current inflation for an overall net increase in cost of sales of $7.2 million referenced above.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $33.3 million and $33.8 million remaining in inventory as of March 31, 2012 and December 31, 2011, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of March 31, 2012 and December 31, 2011, outstanding checks totaling $69.7 million and $71.4 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered to be short-term investments. Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value. There were no short term investments as of March 31, 2012 and December 31, 2011.

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed ten years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheets. The total costs are as follows (in thousands):

	As of March 31, 2012	As of December 31, 2011
Capitalized software development costs	$70,828	$69,879
Accumulated amortization	(53,142)	(52,061)

Net capitalized software development costs	$17,686	$17,818

Derivative Financial Instruments

The Company’s risk management policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. The policies do not allow such derivative financial instruments to be used for speculative purposes. At this time, the Company uses interest rate swaps which are subject to the management, direction and control of its financial officers. Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval.

All derivatives are recognized on the balance sheet date at their fair value. All derivatives are currently in a net liability position and are included in “Accrued liabilities” on the Condensed Consolidated Balance Sheets. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. This has not occurred as all cash flow hedges contain no ineffectiveness. See Note 11, “Derivative Financial Instruments”, for further detail.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive loss, a separate component of comprehensive income and stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions were not material.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. On January 1, 2012, the Company adopted these amendments on a prospective basis and there was no impact on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, which requires entities to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was subsequently amended by ASU No. 2011-12, which deferred the requirement for companies to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. On January 1, 2012, the Company adopted the effective portions of ASU No. 2011-05, which are reflected in its financial position and results of operations.

3. Share-Based Compensation

Overview

As of March 31, 2012, the Company has two active equity compensation plans. A description of these plans is as follows:

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Numerator:
Pre-tax expense	$1,926	$3,707
Tax effect	(732)	(1,401)

After tax expense	1,194	2,306

Denominator:
Denominator for basic shares—weighted average shares	41,574	45,478
Denominator for diluted shares—Adjusted weighted average shares and the effect of dilutive securities	42,420	46,656

Net expense per share:
Net expense per share—basic	$0.03	$0.05
Net expense per share—diluted	$0.03	$0.05

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of March 31, 2012	$10,364	$10,364
As of March 31, 2011	21,837	21,837

Intrinsic Value of Options Exercised

(in thousands of dollars)

For the Three Months Ended
March 31, 2012	$886
March 31, 2011	5,972

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares Outstanding

(in thousands of dollars)

As of March 31, 2012	$37,262
As of March 31, 2011	54,294

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

For the Three Months Ended
March 31, 2012	$4,463
March 31, 2011	6,916

The aggregate intrinsic values summarized in the tables above are based on the closing sale price per share for the Company’s Common Stock on the last day of trading in each respective fiscal period which were $31.03 per share for the 2012 period end and $36.03 per share for the 2011 period end on a post-split basis. Additionally, the aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of the last day of trading in each respective fiscal period.

Accounting guidance on share-based payments requires that cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share-based awards (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2012, the $0.5 million excess tax benefits classified as financing cash inflows on the Condensed Consolidated Statement of Cash Flows would have been classified as operating cash inflows if the Company had not adopted this guidance on share-based payments.

Stock Options

There were no stock options granted during the first quarter of 2012 or 2011. As of March 31, 2012, there was no unrecognized compensation cost related to stock option awards granted. The fair value of option awards and modifications to option awards is estimated on the date of grant or modification using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. Historically, stock options vested in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the three months ended March 31, 2012:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)*
Options outstanding—December 31, 2011	1,715,380	$24.62
Granted	—	—
Exercised	(53,248)	15.34
Canceled	—	—

Options outstanding – March 31, 2012	1,662,132	$24.92	3.5	$10,364

Number of options exercisable	1,662,132	$24.92	3.5	$10,364

*	Aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of March 31, 2012.

Restricted Stock and Restricted Stock Units

The Company granted 192,326 shares of restricted stock and 204,686 restricted stock units (“RSUs”) during the first quarter of 2012. During the first quarter of 2011, the Company granted 4,000 shares of restricted stock and 201,614 RSUs. The majority of the restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant. The majority of the RSUs granted in 2012 and 2011 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. A summary of the status of the Company’s restricted stock and RSU grants and changes during the three months ended March 31, 2012, is as follows:

Restricted Shares and RSU’s Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding - December 31, 2011	1,002,125	$26.42
Granted	397,012	30.51
Vested	(147,065)	19.98
Canceled	(51,428)	27.40

Outstanding – March 31, 2012	1,200,644	$28.55	2.1	$37,262

4. Goodwill and Intangible Assets

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at October 1st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 1, 2011. At October 1, 2011 the Company adopted Accounting Standards update (“ASU”) 2011-8 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the Company should calculate the fair value of a reporting unit. The Company does not believe any triggering event occurred during the three-month period ended March 31, 2012 that would require an interim impairment assessment. As a result, goodwill and intangible assets with indefinite lives were not tested for impairment during the three-month period ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, the Company’s Condensed Consolidated Balance Sheets reflected $328.1 million of goodwill at each period-end, and $55.0 million and $56.3 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first quarter of 2012. Amortization of intangible assets purchased totaled $1.3 million for the first quarter of 2012 and for the first quarter of 2011. Accumulated amortization of intangible assets as of March 31, 2012 and December 31, 2011 totaled $28.0 million and $26.7 million, respectively.

5. Severance and Restructuring Charges

On February 13, 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and related expense of $3.6 million which were included in operating expenses. Cash outflows for this action will occur primarily during 2012 and 2013. Cash outlays associated with this severance charge in the three months ended March 31, 2012 were $0.2 million. As of March 31, 2012, the Company had accrued liabilities for these actions of $3.4 million.

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to support strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these actions. This charge was included in the operating expenses on the Consolidated Statements of Income for the quarter ending December 31, 2010. Cash outlays associated with this severance charge in the three months ended March 31, 2012 were $1.3 million. During the year ended December 31, 2011, the Company had a reversal of a portion of these severance charges of $0.9 million. As of March 31, 2012 and December 31, 2011, the Company had accrued liabilities for these actions of $1.3 million and $2.6 million, respectively.

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. For the three-month periods ending March 31, 2012 and March 31, 2011, 0.1 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income	$15,112	$20,447

Denominator:
Denominator for basic earnings per share—weighted average shares	41,574	45,478

Effect of dilutive securities:
Employee stock options and restricted units	846	1,178

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	42,420	46,656

Net income per share:
Net income per share—basic	$0.36	$0.45
Net income per share—diluted	$0.36	$0.44

Common Stock Repurchases

On February 24, 2012, the Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100.0 million of the Company’s common stock. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the three-month periods ended March 31, 2012 and 2011, the Company repurchased 1,128,155 and 372,838 shares of USI’s common stock at an aggregate cost of $33.6 million and $24.6 million, respectively. As of March 31, 2012, the Company had remaining Board authorization to repurchase approximately $91.0 million of USI common stock. During the first quarter of 2012 and 2011, the Company reissued 196,739 and 527,556 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

7. Debt

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

Debt consisted of the following amounts (in millions):

	As of March 31, 2012	As of December 31, 2011
2011 Credit Agreement	$327.2	$361.8
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program	50.0	—

Total	$512.2	$496.8

As of March 31, 2012, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). While the Company had primarily all of its outstanding debt based on LIBOR at March 31, 2012, the Company had hedged $435 million of this debt with three separate interest rate swaps further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 11, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements. As of March 31, 2012, the overall weighted average effective borrowing rate of the Company’s debt was 4.7%. At March 31, 2012 funding levels based on the Company’s unhedged debt of $77.2 million, a 50 basis point movement in interest rates would not result in a material change in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

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

As of March 31, 2012, the Transfer and Administration Agreement prohibited the Company from exceeding a Leverage Ratio of 3.25 to 1.00 and imposed other restrictions on the Company’s ability to incur additional debt. It also contained additional covenants, requirements and events of default that are customary for this type of agreement, including the failure to make any required payments when due.

On January 20, 2012, United Stationers Supply Co. (“USSC”), United Stationers Receivables, LLC (“USR”), and United Stationers Financial Services LLC (“USFS”) entered into a First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement with Bank of America, N.A. (the “First Omnibus Amendment”). The First Omnibus Agreement amended (i) the Transfer and Administration Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Transfer Agreement”), between USSC, USR, USFS and Bank of America, (ii) the Receivables Purchase Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Purchase Agreement”), between USFS and USR, and (iii) the

Receivables Sale Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Sale Agreement”), between USSC and USFS. The First Omnibus Amendment extended the commitment termination date of the Transfer Agreement to January 18, 2013. The Omnibus Amendment also amended the Transfer Agreement to conform the leverage ratio covenant and consolidated net worth covenant in the Transfer Agreement to the corresponding covenants in the Third Amended and Restated Five-Year Revolving Credit Agreement dated September 21, 2011 among USSC, USI, the lenders from time to time parties thereto and JPMorgan Chase Bank, National Association.

The receivables sold to the Investor will remain on USI’s Condensed Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor will be recorded as short term debt on USI’s Condensed Consolidated Balance Sheets. The cost of such debt will be recorded as interest expense on USI’s Condensed Consolidated Statements of Income. As of March 31, 2012 and December 31, 2011, $418.1 million and $421.0 million, respectively, of receivables had been sold to the Investor. As of March 31, 2012, USR had $50 million outstanding under this debt agreement. As of December 31, 2011, no amounts had been borrowed by USR.

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

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 11, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

The Company had outstanding letters of credit of $10.2 million under the 2011 Credit Agreement as of March 31, 2012 and $10.3 million under the 2011 Credit Agreement as of December 31, 2011.

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

8. Pension and Post-Retirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company had a post-retirement health care benefit plan (the “Retiree Medical Plan”) covering substantially all retired employees and their dependents, which terminated effective December 31, 2010. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. A summary of net periodic benefit cost related to the Company’s pension plans and Retiree Medical Plan for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Service cost—benefit earned during the period	$241	$192
Interest cost on projected benefit obligation	2,104	2,120
Expected return on plan assets	(2,501)	(2,522)
Amortization of prior service cost	44	34
Amortization of actuarial loss	1,548	485

Net periodic pension cost	$1,436	$309

The Company made cash contributions of $13.0 million to its pension plans during the first three months ended March 31, 2012. No contributions were made during the first quarter of 2011. The Company does not expect to make any additional contributions to its pension plans during the remaining nine months of 2012.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for discretionary Company contributions and Company contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.4 million for the Company match of employee contributions to the Plan for the three months ended March 31, 2012. During the same period last year, the Company recorded $1.3 million for the same match.

9. Other Assets and Liabilities

Other assets and liabilities as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	As of March 31, 2012	As of December 31, 2011
Other Long-Term Assets, net:
Investment in deferred compensation	$5,181	$4,536
Long-term notes receivable	11,087	10,184
Investment in equity	1,781	2,051
Capitalized financing costs	3,209	3,373
Long-term prepaid costs	318	313
Other	77	43

Total other long-term assets	$21,653	$20,500

Other Long-Term Liabilities:
Accrued pension obligation	$39,157	$50,727
Deferred rent	18,908	18,724
Deferred directors compensation	5,195	4,549
Long-term swap liability	—	5,697
Long-term income tax liability	4,223	3,802
Other	4,267	2,360

Total other long-term liabilities	$71,750	$85,859

10. Accounting for Uncertainty in Income Taxes

For each of the periods ended March 31, 2012 and December 31, 2011, the Company had $3.8 million and $3.4 million, respectively, in gross unrecognized tax benefits. The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Condensed Consolidated Statement of Income for the quarter ended March 31, 2012 was not material. The Condensed Consolidated Balance Sheets for each of the periods ended March 31, 2012 and December 31, 2011, include $0.7 million accrued for the potential payment of interest and penalties.

As of March 31, 2012, the Company’s U.S. Federal income tax returns for 2008 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2004 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.0 million.

11. Derivative Financial Instruments

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

USSC entered into three separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR based interest rate risk noted in the table below. These swap transactions occurred as follows:

•	On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty.

•	On December 20, 2007, USSC entered into another interest rate swap transaction (the “December 2007 Swap Transaction”) with KeyBank National Association as the counterparty.

•	On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty.

Approximately 85% ($435 million) of the Company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements at March 31, 2012. The interest rate swap agreements accounted for as cash flow hedges that were outstanding and recorded at fair value on the statement of financial position as of March 31, 2012 were as follows (in thousands):

As of March 31, 2012	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(4,534)

December 2007 Swap Transaction	200,000	Floating 3-month LIBOR	4.075%	June 21, 2012	(1,619)

March 2008 Swap Transaction	100,000	Floating 3-month LIBOR	3.212%	June 29, 2012	(677)

(1)	These interest rate derivatives qualify for hedge accounting. All derivatives are in a net liability position. Therefore, the fair value of each interest rate derivative is included in the Company’s Condensed Consolidated Balance Sheets as a component of “Accrued liabilities” given the maturity date of the instrument, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”. Fair value adjustments of the interest rate swaps will be deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

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

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreements. If an event of default had occurred and the counterparties had exercised their early termination rights under the swap agreements as of March 31, 2012, the Company would have been required to pay the aggregate fair value net liability of $6.8 million plus accrued interest to the counterparties.

The Company’s interest rate swaps contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings. The following table depicts the effect of these derivative instruments on the statement of income for the three-month period ended March 31, 2012.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2011	At March 31, 2012		For the Three Months Ended March 31, 2012
November 2007 Swap Transaction	$(3,558)	$(2,847)	Interest expense, net; income tax expense	$711
December 2007 Swap Transaction	(2,065)	(1,016)	Interest expense, net; income tax expense	1,049
March 2008 Swap Transaction	(809)	(425)	Interest expense, net; income tax expense	384

12. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 11, “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012 (in thousands):

	Fair Value Measurements as of March 31, 2012
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$6,830	$—	$6,830	$—

The carrying amount of accounts receivable at March 31, 2012, including $418.1 million of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of March 31, 2012, no assets or liabilities are measured at fair value on a nonrecurring basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Overview and Recent Results

The Company is a leading wholesale distributor of business products, with 2011 net sales of approximately $5.0 billion. The Company sells its products through a national distribution network of 62 distribution centers to approximately 25,000 resellers, who in turn sell directly to end consumers.

Key Company and Industry Trends

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•

Growth businesses continued to perform strongly during the quarter. Industrial, Janitorial and Breakroom categories and e-Retail channels posted solid growth and helped to offset declines in the National Accounts channel. Technology category sales were down, reflecting a soft market and the loss of business at a national accounts customer during the second half of 2011. The furniture category was also impacted by this loss. Traditional office products grew slightly reflecting soft market conditions.

•

The Company has set five focus areas for the year. These include increasing investment in growth businesses, optimizing its distribution and transportation network, continuing to align the organization structure around future priorities, accelerating cost savings through its “War on Waste” or WOW program, and improving margins in office products categories.

•

The Company is not expecting any meaningful improvement in the macroeconomic picture. Industrial markets are healthy from a demand perspective and should continue recent trends, janitorial and breakroom demand is expected to grow in the low single digits, and office products will continue to be challenged by difficult employment trends.

•

In February 2012, the Company announced a distribution network optimization and targeted cost reduction program. Three distribution centers were closed during the first quarter and certain positions were eliminated. In addition, there was an organizational realignment that resulted in the elimination of certain management positions. The first quarter 2012 charge related to these actions totaled $6.2 million and is expected to generate $5 million to $6 million in savings during 2012 with ongoing annual cost savings of $7 million to $8 million. The Company has begun to, and intends to continue to, invest the savings from these actions into growth and other initiatives. Two additional facilities are scheduled to be closed later in the year with additional expenses and savings from these actions. In total, approximately 450,000 square feet of warehouse space will be removed by the end of the year.

•

Sales for the first quarter rose $34 million or 2.8% to $1.27 billion. Strong sales growth continued in the industrial supplies and janitorial/breakroom categories, which were up 21.3% and 11.9%, respectively, from last year. The office products category sales were up 2.0% and furniture growth was soft at 1.0%, versus the prior-year quarter. Technology sales were down 6.4% versus the prior year.

•

Gross margin in the first quarter of 2012 was down $1.5 million to $180.9 million, compared with $182.4 million for the same quarter a year ago. Gross margin as a percent of sales was 14.2%, down from 14.7% compared to the prior-year quarter. Gross margin was negatively affected by unfavorable channel and product mix, ongoing competitive pricing pressures, and higher fuel costs. This was partially offset by higher product cost inflation, higher inventory purchase-related supplier allowances and other inventory-related items. In addition, ongoing WOW initiatives positively contributed to gross margin.

•

First quarter operating expenses were $149.3 million or 11.7% of sales. Operating expenses include a pre-tax charge of $6.2 million for facility closures and severance costs related to a distribution network optimization and cost reduction program. Excluding this item, first quarter 2012 adjusted operating expenses were $143.1 million or 11.3% of sales, compared with last year’s adjusted $140.7 million or 11.4% of sales. Adjusted operating expenses for 2011 excluded a non-cash $1.6 million non-deductible asset impairment charge related to an equity investment in a managed print services business. Operating expenses reflected continued investments in the Company’s strategic growth initiatives offset by savings from WOW initiatives.

•

Operating income for the quarter ended March 31, 2012 was $31.6 million or 2.5% of sales, versus $40.0 million or 3.2% of sales in the first quarter of 2011. Excluding the charges noted above, 2012 operating income was $37.8 million or 3.0% of sales, compared with $41.6 million or 3.4% of sales in the prior-year quarter.

•

Diluted earnings per share for the latest quarter were $0.36, compared with $0.44 in the prior-year period. Excluding the effects of the facility closure and severance costs referenced above, adjusted earnings per share were $0.45, down slightly from prior-year quarter adjusted earnings per share of $0.47.

•

Net cash provided by operating activities totaled $27.9 million for the first quarter of 2012, versus cash provided of $41.0 million a year ago. This decline in cash flows is mainly due to the timing of inventory purchases and related payments. This year’s cash flow benefited from lower aggregate working capital requirements. Cash flows were also impacted by an outflow of $13 million related to pension plan contributions during the first quarter of 2012, which were partially offset by an approximate $10 million inflow related to an income tax refund during the quarter. Cash flow used in investing activities totaled $4.4 million in the first quarter of 2012, down from $9.8 million in the first three months of 2011.

•

The Company has approximately $935 million of total committed debt capacity at March 31, 2012 and has maintained debt-to-EBITDA leverage (as defined pursuant to the Company’s debt agreements) at the low end of targeted levels. Outstanding debt at March 31, 2012 and 2011 was $512.2 million and $441.8 million, respectively. Debt-to-total capitalization at March 31, 2012 was 42.9%, compared with 36.5% at March 31, 2011. During the first quarter of 2012, the Company paid $33.6 million to repurchase 1.1 million shares of its common stock and paid $5.4 million in cash dividends. The amount remaining under the Board share repurchase authorizations at April 20, 2012 was approximately $75 million.

•	On February 24, 2012, the Board approved a $0.13 per share dividend to shareholders of record at the close of business on March 15, 2012. The Company paid the dividend on April 13, 2012.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

Stock Repurchase Program

During the first quarter of 2012, the Company repurchased 1.1 million shares of common stock at an aggregate cost of $33.6 million. During the same period in 2011, the Company repurchased 0.7 million shares of common stock at an aggregate cost of $24.6 million. On February 24, 2012, the Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s common stock. As of April 20, 2012, the Company had approximately $75 million remaining under share repurchase authorizations from its Board of Directors.

Share repurchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.

Critical Accounting Policies, Judgments and Estimates

There were no significant changes during the first three months of 2012 to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table presents operating income as a percentage of net sales:

	Three Months Ended
	March 31,
	2012	2011
Net sales	100.00%	100.00%
Cost of goods sold	85.77	85.26

Gross margin	14.23	14.74

Operating expenses
Warehousing, marketing and administrative expenses	11.74	11.50

Operating income	2.49	3.24

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income and Earnings per Share for the three -month periods ended March 31, 2012 and 2011 (in thousands, except per share data). The tables show Adjusted Operating Expenses, Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of a charge taken related to a distribution network optimization and cost reduction program in the first quarter of 2012 of $6.2 million and a non-cash non-deductible asset impairment charge in the first quarter of 2011 of $1.6 million. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended March 31,
	2012		2011
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$1,271,647	100.00%	$1,237,453	100.00%

Gross profit	$180,929	14.23%	$182,372	14.74%

Operating expenses	$149,337	11.74%	$142,361	11.50%
Facility closure and severance charge	(6,247)	(0.49)%	—	—
Asset impairment charge	—	—	(1,635)	(0.13)%

Adjusted operating expenses	$143,090	11.25%	$140,726	11.37%

Operating income	$31,592	2.49%	$40,011	3.24%
Operating expense item noted above	6,247	0.49	1,635	0.13

Adjusted operating income	$37,839	2.98%	$41,646	3.37%

Net income	$15,112		$20,447
Operating expense item noted above	3,873		1,635

Adjusted net income	$18,985		$22,082

Diluted earnings per share	$0.36		$0.44
Per share operating expense item noted above	0.09		0.03

Adjusted diluted earnings per share	$0.45		$0.47

Weighted average number of common shares—diluted	42,420		46,656

Results of Operations—Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Net Sales. Net sales for the first quarter of 2012 were $1.27 billion, up 2.8% compared with sales of $1.24 billion for the same three-month period of 2011. The following table summarizes net sales by product category for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011(1)
Technology products	$392,582	$419,238
Traditional office products (including cut-sheet paper)	348,438	341,653
Janitorial and breakroom supplies	320,717	286,515
Industrial supplies	97,154	80,067
Office furniture	81,577	80,774
Freight revenue	23,641	21,544
Services, Advertising and Other	7,538	7,662

Total net sales	$1,271,647	$1,237,453

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category declined in the first quarter of 2012 by 6.4% versus the first quarter of 2011. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for approximately 31% of net sales for the first quarter of 2012. This decline was driven by a soft market and the loss of business at a national account customer during the second half of 2011.

Sales of traditional office supplies grew in the first quarter of 2012 by 2.0% versus the first quarter of 2011. Traditional office supplies represented approximately 27% of the Company’s consolidated net sales for the first quarter of 2012. Within this category, cut-sheet paper sales drove category growth while other office products declined modestly.

Sales in the janitorial and breakroom supplies product category increased 11.9% in the first quarter of 2012 compared to the first quarter of 2011. This category accounted for approximately 25% of the Company’s first quarter of 2012 consolidated net sales. Sales reflected market share gains with growth in the independent dealer and national accounts channels as well as strong relationships with leading e-tailers.

Industrial sales in the first quarter of 2012 increased 21.3% compared to the same prior-year period. Sales of industrial supplies accounted for 8% of the Company’s net sales for the first quarter of 2012. Industrial sales growth reflected positive industry trends, growth from strategic investments, and execution of sales initiatives to expand market coverage and grow wholesale penetration in the category.

Office furniture sales in the first quarter of 2012 were up 1.0% compared to the first quarter of 2011. Office furniture accounted for 6% of the Company’s first quarter of 2012 consolidated net sales. This increase was due to stronger end-user demand for value products and growth with furniture-focused dealers.

The remaining 3% of the Company’s first quarter of 2012 consolidated net sales were composed of freight, advertising and software-related revenues.

Gross Margin. Gross margin for the first quarter of 2012 was $180.9 million, compared to $182.4 million in the first quarter of 2011. Gross margin as a percent of sales was 14.2% or 50 basis points lower than the prior-year quarter’s gross margin rate. An unfavorable product mix and continued competitive pricing pressures lowered the gross margin rate by approximately 70 basis points. High product cost inflation combined with other inventory related items added 25 basis points to gross margin rate. Rising fuel costs versus the prior-year quarter had a negative effect on gross margin but were offset by savings from WOW initiatives.

Operating Expenses. Operating expenses for the first quarter of 2012 totaled $149.3 million or 11.7% of net sales, compared with $142.4 million or 11.5% of net sales in the first quarter of 2011. The current year quarter included $6.2 million related to the distribution network optimization and cost reduction program. Excluding this charge, adjusted operating expenses for the first quarter of 2012 were $143.1 million or 11.3% of sales. For the first quarter of 2011, excluding an asset impairment charge related to an equity investment, adjusted operating expenses were $140.7 million or 11.4% of sales. Lower variable management compensation costs in the first quarter of 2012 accounted for 10 basis points. Operating expenses also reflected continued investments in the Company’s strategic growth initiatives offset by savings from WOW initiatives.

Interest Expense, net. Interest expense for the first quarter of 2012 was $7.2 million, up by $0.7 million for the same period in 2011 as a result of slightly higher debt levels throughout the quarter.

Income Taxes. Income tax expense was $9.3 million for the first quarter of 2012, compared with $12.8 million for the same period in 2011. The Company’s effective tax rate was 38.1% for the current-year quarter and 38.6% for the same period in 2011.

Net Income. Net income for the first quarter of 2012 totaled $15.1 million or $0.36 per diluted share, compared with net income of $20.4 million or $0.44 per diluted share for the same three-month period in 2011. Adjusted for the impact of the $6.2 million network optimization and cost reduction charge in the first quarter of 2012, net income was $19.0 million and diluted earnings per share were $0.45, compared to adjusted net income of $22.1 million or $0.47 per share in the prior-year quarter after excluding the effects of the asset impairment charge.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	March 31, 2012	December 31, 2011
2011 Credit Agreement	$327.2	$361.8
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program, maturing in 2013	50.0	—

Debt	512.2	496.8
Stockholders’ equity	682.6	704.7

Total capitalization	$1,194.8	$1,201.5

Debt-to-total capitalization ratio	42.9%	41.3%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of March 31, 2012, is summarized below (in millions):

Availability

Maximum financing available under:
2011 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program (1)	100.0

Maximum financing available		$935.0

Amounts utilized:
2011 Credit Agreement	327.2
2007 Master Note Purchase Agreement	135.0
2009 Receivables Securitization Program(1)	50.0
Outstanding letters of credit	10.2

Total financing utilized		522.4

Available financing, before restrictions		412.6
Restrictive covenant limitation		37.5

Available financing as of March 31, 2012		$375.1

(1)	The 2009 Receivables Securitization Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The 2011 Credit Agreement prohibits the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and imposes limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00. The 2011 Credit Agreement contains additional representations and warranties, covenants and events of default that are customary for facilities of this type.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Contractual Obligations

During the three-month period ending March 31, 2012, the Company borrowed $50 million under the Receivables Securitization Program which will be due upon the termination of the agreement on January 15, 2013. There were no other significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Credit Agreement and Other Debt

On September 21, 2011, USI and USSC entered into a Third Amended and Restated Five-Year Revolving Credit Agreement (the “2011 Credit Agreement”) with U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents; Bank of America, N.A. and PNC Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders identified therein. The 2011 Credit Agreement is a revolving credit facility with an aggregate committed principal amount of $700 million. The 2011 Credit Agreement also provides a sublimit for the issuance of letters of credit in an aggregate amount not to exceed $100 million at any one time and provides a sublimit for swing line loans in an aggregate outstanding principal amount not to exceed $50 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swing line loans under the facility reduce the remaining availability under the 2011 Credit Agreement. The Company had outstanding letters of credit under the 2011 Credit Agreement of $10.2 million and $10.3 million as of March 31, 2012 and December 31, 2011, respectively. Subject to the terms and conditions of the 2011 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1 billion.

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

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America. The maximum investment to USR at any one time outstanding under the Program cannot exceed $100 million. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the Program are repaid and the Program has been terminated. The maturity date of the Program is November 23, 2013, subject to the extension of the commitments of the investors under the Program, which expire on January 18, 2013.

The receivables sold to the Investor will remain on USI’s Condensed Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor will be recorded as debt on USI’s Condensed Consolidated Balance Sheets. The cost of such debt will be recorded as interest expense on USI’s Condensed Consolidated Statements of Income. As of March 31, 2012 and December 31, 2011, $418.1 million and $421.0 million, respectively, of receivables had been sold to Bank of America. At March 31, 2012, $50 million had been borrowed by USR related to these receivables sold. No amounts had been borrowed as of December 31, 2011.

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

At March 31, 2012 and December 31, 2011 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

Refer to Note 7, “Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the three-month periods ended March 31, 2012 and 2011 are summarized below (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$27,896	$41,041
Net cash used in investing activities	(4,395)	(9,819)
Net cash used in financing activities	(24,096)	(13,012)

Cash Flow From Operations

Net cash provided by operating activities for the three months ended March 31, 2012 totaled $27.9 million, compared with $41.0 million in the same three-month period of 2011. Operating cash flows for the first three months of 2012 were positively affected by a reduction in inventory and lower accounts receivable partially offset by lower accounts payable. Cash flows were also impacted by an outflow of $13 million related to pension plan contributions during the first quarter of 2012, which were partially offset by an approximate $10 million inflow related to an income tax refund during the quarter.

Cash Flow From Investing Activities

Net cash used in investing activities for the first three months of 2012 was $4.4 million, compared to net cash used in investing activities of $9.8 million for the three months ended March 31, 2011. For the full year 2012, the Company expects gross capital expenditures to be approximately $30 million to $35 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 totaled $24.1 million, compared to net cash used of $13.0 million in the prior-year period. First quarter 2012 cash used in financing activities was impacted by $33.6 million in share repurchases and payment of cash dividends of $5.4 million, partially offset by $15.4 million in net borrowings under debt arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first three months of 2012 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of March 31, 2012, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of or incidental to its business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Purchase

On February 24, 2012, the Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s common stock. During the three-month period ended March 31, 2012 and 2011, the Company repurchased 1,128,155 and 745,676 shares of common stock at a cost of $33.6 million and $24.6 million, respectively. As of April 20, 2012, the Company had approximately $75.0 million remaining of existing share repurchase authorization from the Board of Directors.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2012 to January 31, 2012	—	$—	—	$—
February 1, 2012 to February 29, 2012	—	—	—	—
March 1, 2012 to March 31, 2012	1,128,155	29.77	1,128,155	91,426,539

Total First Quarter	1,128,155	$29.77	1,128,155	$91,426,539

(1)	February 24, 2012, the Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s common stock.

ITEM 6.	EXHIBITS

(a)	Exhibits

This Quarterly Report on Form 10-Q includes as exhibits certain documents that the Company has previously filed with the SEC. Such previously filed documents are incorporated herein by reference from the respective filings indicated in parentheses at the end of the exhibit descriptions (all made under the Company’s file number of 0-10653).

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011, filed on August 6, 2011)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc. (“Lagasse”), United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, filed on November 7, 2007)

10.1*	Form of Restricted Stock Award Agreement under the 2004 Long Term Incentive Plan**

10.2†	First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement, dated as of January 20, 2012, between USSC, United Stationers Receivables, LLC, USFS, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2012)

10.3*	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long Term Incentive Plan**

31.1*	Certification of Chief Executive Officer, dated as of May 2, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of May 2, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of May 2, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 2, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three- month periods ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Represents a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: May 2, 2012	/s/ FAREED A. KHAN
Fareed A. Khan
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)