Form 10-Q
period 2012-06-30
UNITED STATIONERS INC
filed 2012-08-01
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

On July 27, 2012, the registrant had outstanding 40,519,410 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,559	$11,783
Accounts receivable, less allowance for doubtful accounts of $24,073 in 2012 and $28,323 in 2011	655,018	659,215
Inventories	692,939	741,507
Other current assets	30,857	48,093

Total current assets	1,393,373	1,460,598

Property, plant and equipment, at cost	456,324	456,354
Less—accumulated depreciation and amortization	331,741	326,916

Net property, plant and equipment	124,583	129,438

Intangible assets, net	53,756	56,285
Goodwill	328,061	328,061
Other long-term assets	21,958	20,500

Total assets	$1,921,731	$1,994,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$446,644	$499,265
Accrued liabilities	171,920	193,572
Short-term debt	50,000	—

Total current liabilities	668,564	692,837

Deferred income taxes	14,203	14,750
Long-term debt	477,140	496,757
Other long-term liabilities	72,613	85,859

Total liabilities	1,232,520	1,290,203

Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 shares in 2012 and 2011	7,444	7,444
Additional paid-in capital	405,461	409,190
Treasury stock, at cost – 33,890,478 shares in 2012 and 32,281,847 shares in 2011	(957,029)	(908,667)
Retained earnings	1,284,538	1,253,118
Accumulated other comprehensive loss	(51,203)	(56,406)

Total stockholders’ equity	689,211	704,679

Total liabilities and stockholders’ equity	$1,921,731	$1,994,882

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$1,275,710	$1,256,628	$2,547,357	$2,494,081
Cost of goods sold	1,087,451	1,072,389	2,178,169	2,127,470

Gross profit	188,259	184,239	369,188	366,611

Operating expenses:
Warehousing, marketing and administrative expenses	137,935	136,439	287,272	278,800

Operating income	50,324	47,800	81,916	87,811

Interest expense, net	7,070	6,601	14,236	13,122

Other expense	—	100	—	310

Income before income taxes	43,254	41,099	67,680	74,379

Income tax expense	16,225	16,263	25,539	29,096

Net income	$27,029	$24,836	$42,141	$45,283

Net income per share—basic:
Net income per share—basic	$0.67	$0.55	$1.03	$1.00

Average number of common shares outstanding—basic	40,223	45,051	40,899	45,218

Net income per share—diluted:
Net income per share—diluted	$0.66	$0.54	$1.01	$0.97

Average number of common shares outstanding—diluted	40,887	46,340	41,626	46,470

Dividends declared per share	$0.13	$0.13	$0.26	$0.26

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$27,029	$24,836	$42,141	$45,283
Other comprehensive income, net of tax

Unrealized translation adjustment	(852)	304	766	1,042

Unrealized interest rate swap adjustments	2,293	1,664	4,437	3,900

Total other comprehensive income, net of tax	1,441	1,968	5,203	4,942

Comprehensive income	$28,470	$26,804	$47,344	$50,225

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$42,141	$45,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,338	17,458
Share-based compensation	3,165	10,414
Loss (gain) on the disposition of property, plant and equipment	49	(11)
Impairment of equity investment	—	1,635
Amortization of capitalized financing costs	498	397
Excess tax benefits related to share-based compensation	(159)	(2,591)
Deferred income taxes	(3,474)	(948)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	4,425	(41,097)
Decrease in inventory	48,924	52,452
Decrease (increase) in other assets	15,455	(4,794)
(Decrease) increase in accounts payable	(32,178)	71,481
Decrease in checks in-transit	(20,324)	(49,434)
Decrease in accrued liabilities	(14,283)	(20,677)
Decrease in other liabilities	(13,244)	(6,292)

Net cash provided by operating activities	48,333	73,276

Cash Flows From Investing Activities:
Capital expenditures	(10,342)	(16,223)
Proceeds from the disposition of property, plant and equipment	103	60

Net cash used in investing activities	(10,239)	(16,163)

Cash Flows From Financing Activities:
Net borrowings under debt arrangements	30,384	—
Net (disbursements) proceeds from share-based compensation arrangements	(583)	13,767
Acquisition of treasury stock, at cost	(54,311)	(69,866)
Payment of cash dividends	(10,848)	(6,033)
Excess tax benefits related to share-based compensation	159	2,591
Payment of debt issuance costs	(121)	(111)

Net cash used in financing activities	(35,320)	(59,652)
Effect of exchange rate changes on cash and cash equivalents	2	10

Net change in cash and cash equivalents	2,776	(2,529)
Cash and cash equivalents, beginning of period	11,783	21,301

Cash and cash equivalents, end of period	$14,559	$18,772

Other Cash Flow Information:
Income tax payments, net	$13,606	$30,159
Interest paid	14,144	12,943

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is a leading national wholesale distributor of business products, with net sales of approximately $5.0 billion for the year ended December 31, 2011. The Company stocks about 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers, janitorial/breakroom product distributors, computer product resellers, furniture dealers, and industrial product distributors. The Company sells its products through a national distribution network of 61 distribution centers to its over 25,000 reseller customers, who in turn sell directly to end-consumers.

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

The Board of Directors approved during the past two years, and the Company has paid as noted, the following cash dividends:

Board Approval	Record Date	Payment Date	Dividend Per Share
March 1, 2011	March 15, 2011	April 15, 2011	$0.13
May 11, 2011	June 15, 2011	July 15, 2011	$0.13
July 14, 2011	September 15, 2011	October 14, 2011	$0.13
October 19, 2011	December 15, 2011	January 13, 2012	$0.13
February 24, 2012	March 15, 2012	April 13, 2012	$0.13
May 16, 2012	June 15, 2012	July 13, 2012	$0.13
July 12, 2012	September 14, 2012	October 15, 2012	$0.13

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $77.0 million and $81.3 million as of June 30, 2012 and December 31, 2011, respectively. These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Accrued customer rebates of $44.9 million and $55.7 million as of June 30, 2012 and December 31, 2011, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown in the Condensed Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. The Company makes judgments as to the collectability of trade accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

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

Inventories

Approximately 74% and 78% of total inventory as of June 30, 2012 and December 31, 2011, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $106.6 million and $96.1 million higher than reported as of June 30, 2012 and December 31, 2011, respectively. The change in the LIFO reserve since December 31, 2011 resulted in a $10.5 million increase in cost of goods sold which included a LIFO liquidation relating to a projected decrement in the Company’s office products LIFO pool. This projected decrement resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $2.5 million which was more than offset by LIFO expense of $13.0 million related to current inflation for an overall net increase in cost of sales of $10.5 million referenced above.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $33.5 million and $33.8 million remaining in inventory as of June 30, 2012 and December 31, 2011, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of June 30, 2012 and December 31, 2011, outstanding checks totaling $51.1 million and $71.4 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered to be short-term investments. Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value. There were no short term investments as of June 30, 2012 and December 31, 2011.

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed ten years. Capitalized software is included in “Property, plant and equipment, at cost” on the Condensed Consolidated Balance Sheet. The total costs are as follows (in thousands):

	As of June 30, 2012	As of December 31, 2011
Capitalized software development costs	$68,386	$69,879
Accumulated amortization	(51,138)	(52,061)

Net capitalized software development costs	$17,248	$17,818

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

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. This has not occurred as all cash flow hedges contain no ineffectiveness. See Note 11, “Derivative Financial Instruments,” for further detail.

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

3. Share-Based Compensation

Overview

As of June 30, 2012, the Company has two active equity compensation plans. A description of these plans is as follows:

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Pre-tax expense	$1,239	$6,707	$3,165	$10,414
Tax effect	(471)	(2,535)	(1,203)	(3,936)

After tax expense	768	4,172	1,962	6,478

Denominator:
Denominator for basic shares—
weighted average shares	40,223	45,051	40,889	45,218

Denominator for diluted shares—
Adjusted weighted average shares and the effect of dilutive securities	40,887	46,340	41,626	46,470

Net expense per share:
Net expense per share—basic	$0.02	$0.09	$0.05	$0.14
Net expense per share—diluted	$0.02	$0.09	$0.05	$0.14

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of June 30, 2012	$5,163	$5,163
As of June 30, 2011	19,784	19,784

Intrinsic Value of Options Exercised

(in thousands of dollars)

	For the Three Months Ended	For the Six Months Ended
June 30, 2012	$111	$997
June 30, 2011	1,951	7,923

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares Outstanding

(in thousands of dollars)

As of June 30, 2012	$31,935
As of June 30, 2011	53,643

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

	For the Three Months Ended	For the Six Months Ended
June 30, 2012	$600	$5,063
June 30, 2011	119	7,035

The aggregate intrinsic values summarized in the tables above are based on the closing sale price per share for the Company’s Common Stock on the last day of trading in each respective fiscal period which was $26.95 per share for the 2012 period end and $35.43 per share for the 2011 period end. Additionally, the aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of the last day of trading in each respective fiscal period.

Stock Options

There were no stock options granted during the first six months of 2012 or 2011. As of June 30, 2012, there was no unrecognized compensation cost related to stock option awards granted.

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

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the six months ended June 30, 2012:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding—December 31, 2011	1,715,380	$24.62
Granted	—	—
Exercised	(72,612)	16.67
Canceled	(113,364)	32.66

Options outstanding—June 30, 2012	1,529,404	$24.41	3.5	$5,163

Number of options exercisable	1,529,404	$24.41	3.5	$5,163

*	Aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of June 30, 2012.

Restricted Stock and Restricted Stock Units

The Company granted 216,311 shares of restricted stock and 204,686 restricted stock units (“RSUs”) during the first six months of 2012. During the first six months of 2011, the Company granted 4,832 shares of restricted stock and 201,670 RSUs. The restricted stock granted in each period vests in three equal annual installments on the anniversaries of the date of the grant. The RSUs granted in 2012 and 2011 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. A summary of the status of the Company’s restricted stock and RSU grants and changes during the six months ended June 30, 2012, is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding—December 31, 2011	1,002,125	$26.42
Granted	420,997	30.26
Vested	(170,114)	20.60
Canceled	(68,022)	27.53

Outstanding—June 30, 2012	1,184,986	$28.57	1.8	$31,935

4. Goodwill and Intangible Assets

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at October 1st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 1, 2011. At October 1, 2011 the Company adopted Accounting Standards update (“ASU”) 2011-8 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the Company should calculate the fair value of a reporting unit. The Company does not believe any triggering event occurred during the six-month period ended June 30, 2012 that would require an interim impairment assessment. As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the six-month period ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, the Company’s Condensed Consolidated Balance Sheets reflected $328.1 million of goodwill at each period-end, and $53.8 million and $56.3 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first six months of 2012. Amortization of intangible assets totaled $2.5 million and $2.6 million for the first six months of 2012 and 2011, respectively. Accumulated amortization of intangible assets as of June 30, 2012 and December 31, 2011 totaled $29.2 million and $26.7 million, respectively.

5. Severance and Restructuring Charges

On February 13, 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and related expense of $3.6 million which were included in operating expenses. Cash outflows for this action will occur primarily during 2012 and 2013. Cash outlays associated with facility closures in the six-month period ended June 30, 2012 were $0.9 million. Cash outlays associated with this severance charge in the six months ended June 30, 2012 were $1.1 million. As of June 30, 2012, the Company had accrued liabilities for these actions of $4.2 million.

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to support strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these actions. This charge was included in the operating expenses on the Consolidated Statements of Income for the quarter ending December 31, 2010. Cash outlays associated with this severance charge in the six months ended June 30, 2012 were $2.1 million. Cash outlays associated with this severance charge in 2011 totaled $5.6 million. During 2011, the Company reversed a portion of these severance charges totaling $0.9 million. As of June 30, 2012 and December 31, 2011, the Company had accrued liabilities for these actions of $0.5 million and $2.6 million, respectively.

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. For the three- and six-month periods ending June 30, 2012 and June 30, 2011, certain stock options were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three- and six-month periods ending June 30, 2012 and June 30, 2011, 0.5 million and 0.4 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$27,029	$24,836	$42,141	$45,283

Denominator:
Denominator for basic earnings per share— weighted average shares	40,223	45,051	40,899	45,218

Effect of dilutive securities: Employee stock options and restricted units	664	1,289	727	1,252

Denominator for diluted earnings per share— Adjusted weighted average shares and the effect of dilutive securities	40,887	46,340	41,626	46,470

Net income per share:
Net income per share—basic	$0.67	$0.55	$1.03	$1.00
Net income per share—diluted	$0.66	$0.54	$1.01	$0.97

Common Stock Repurchases

On February 24, 2012, the Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100.0 million of the Company’s common stock. During the three-month periods ended June 30, 2012 and 2011, the Company repurchased 715,561 and 1,305,079 shares of USI’s common stock at an aggregate cost of $20.7 million and $45.3 million, respectively. During the six-month periods ended June 30, 2012 and 2011, the Company repurchased 1,843,716 and 2,050,755 shares of USI’s common stock at an aggregate cost of $54.3 million and $69.9 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first six months of 2012 and 2011, the Company reissued 257,585 and 689,659 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Debt consisted of the following amounts (in millions):

	As of June 30, 2012	As of December 31, 2011
2011 Credit Agreement	$342.1	$361.8
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program	50.0	—

Total	$527.1	$496.8

As of June 30, 2012, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). While the Company had primarily all of its outstanding debt based on LIBOR at June 30, 2012, the Company had hedged $135 million of this debt with an interest rate swap further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 11, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements. As of June 30, 2012, the overall weighted average effective borrowing rate of the Company’s debt was 2.7%. At June 30, 2012 funding levels based on the Company’s unhedged debt of $392.1 million, a 50 basis point movement in interest rates would result in a $2.0 million increase or decrease in annualized interest expense, on a pre-tax basis, and upon cash flows from operations.

Receivables Securitization Program

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the “Receivables Securitization Program” or the “Program”). The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (the “Investor”). The Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

•	The Receivables Sale Agreement between USSC and USFS;

•	The Receivables Purchase Agreement between USFS and USR; and

•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investor. The Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves. This was subsequently increased to $150 million on July 18, 2012. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the facility are repaid and the Program has been terminated.

As of June 30, 2012, the Transfer and Administration Agreement prohibited the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and imposed other restrictions on the Company’s ability to incur additional debt. It also contained additional covenants, requirements and events of default that are customary for this type of agreement, including the failure to make any required payments when due.

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

On July 18, 2012, USSC, USR, and USFS entered into a Seventh Amendment to the Transfer and Administration Agreement (the “Seventh Amendment”). The Seventh Amendment increased the maximum investment to USR to the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves. The receivables sold to the Investor remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by the Investor or any successor Investor are recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt is recorded as interest expense on USI’s income statement. As of June 30, 2012 and December 31, 2011, $411.4 million and $421.0 million, respectively, of receivables had been sold to the agent, Bank of America. As of June 30, 2012, USR had $50 million outstanding under this debt agreement. As of December 31, 2011, no amounts had been borrowed by USR.

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

The Company had outstanding letters of credit of $10.2 million under the 2011 Credit Agreement as of June 30, 2012 and $10.3 million under the 2011 Credit Agreement as of December 31, 2011.

Obligations of USSC under the 2011 Credit Agreement and the 2007 Note Purchase Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries. USSC’s obligations under these agreements and the guarantors’ obligations under the guaranties are secured by liens on substantially all Company assets other than real property and certain accounts receivable already collateralized as part of the Receivables Securitization Program.

The 2007 Note Purchase Agreement prohibits the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and imposes limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00.

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

8. Pension and Post-Retirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company had a post-retirement health care benefit plan (the “Retiree Medical Plan”) covering substantially all retired employees and their dependents, which terminated effective December 31, 2010. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2011. A summary of net periodic benefit cost related to the Company’s pension plans and Retiree Medical Plan for the three and six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Service cost—benefit earned during the period	$240	$193	$481	$385
Interest cost on projected benefit obligation	2,104	2,120	4,208	4,240
Expected return on plan assets	(2,501)	(2,338)	(5,002)	(4, 860)
Amortization of prior service cost	44	34	88	68
Amortization of actuarial loss	1,549	485	3,097	970

Net periodic pension cost	$1,436	$494	$2,872	$803

The Company made cash contributions of $13.0 million and $8.5 million to its pension plans during the first six months ended June 30, 2012 and 2011, respectively. The Company does not expect to make any additional contributions to its pension plans during the remaining six months of 2012.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for discretionary Company contributions and Company contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.3 million and $2.7 million for the Company match of employee contributions to the Plan for the three and six months ended June 30, 2012. During the same periods last year, the Company recorded $1.3 million and $2.6 million for the same match.

9. Other Assets and Liabilities

Other assets and liabilities as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of June 30, 2012	As of December 31, 2011
Other Long-Term Assets, net:
Investment—deferred compensation	$5,041	$4,536
Long-term notes receivable	11,797	10,184
Equity investment	1,726	2,051
Capitalized financing costs	2,997	3,373
Long-term prepaid costs	292	313
Other	105	43

Total other long-term assets	$21,958	$20,500

Other Long-Term Liabilities:
Accrued pension obligation	$40,593	$50,727
Deferred rent	18,486	18,724
Deferred directors compensation	5,052	4,549
Long-term swap liability	—	5,697
Long-term income tax liability	4,025	3,802
Other	4,457	2,360

Total other long-term liabilities	$72,613	$85,859

10. Accounting for Uncertainty in Income Taxes

In each of the periods ended June 30, 2012 and December 31, 2011, the Company had $3.4 million in gross unrecognized tax benefits. The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Condensed Consolidated Statement of Income for the quarter ended June 30, 2012 was not material. The Condensed Consolidated Balance Sheets for each of the periods ended June 30, 2012 and December 31, 2011, include $0.6 million and $0.7 million, respectively, accrued for the potential payment of interest and penalties.

As of June 30, 2012, the Company’s U.S. Federal income tax returns for 2008 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2004 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.7 million.

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

•

On December 20, 2007, USSC entered into another interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty. This swap transaction matured on June 21, 2012.

•

On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty. This swap transaction matured on June 29, 2012.

Approximately 26% ($135 million) of the Company’s debt had its interest payments designated as the hedged forecasted transactions to the November 2007 Swap Transaction at June 30, 2012. The November 2007 Swap Transaction accounted for as a cash flow hedge that was outstanding and recorded at fair value on the statement of financial position as of June 30, 2012 was as follows (in thousands):

As of June 30, 2012	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(3,119)

(1)	This interest rate derivative qualifies for hedge accounting, and is in a net liability position. Therefore, the fair value of the interest rate derivative is included in the Company’s Condensed Consolidated Balance Sheets as a component of “Accrued liabilities” given the maturity date of the instrument, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

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

The hedged transaction described above qualifies as a cash flow hedge in accordance with accounting guidance on derivative instruments. This guidance requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company does not offset fair value amounts recognized for interest rate swaps executed with the same counterparty.

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

The November 2007 Swap Transaction effectively converts a portion of the Company’s floating-rate debt to a fixed-rate basis. This reduces the impact of interest rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap (as noted above) will fail to perform under the terms of the agreement. The Company attempts to minimize the credit risk in this agreement by only entering into transactions with creditworthy counterparties. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised its early termination rights under the November 2007 Swap Transaction as of June 30, 2012, the Company would have been required to pay the aggregate fair value net liability of $3.1 million plus accrued interest to the counterparties.

The November 2007 Swap Transaction, the December 2007 Swap Transaction, and the March 2008 Swap Transaction contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings. The following table depicts the effect of these derivative instruments on the statement of income for the three- and six-month periods ended June 30, 2012.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	At December 31, 2011	At June 30, 2012		For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
November 2007 Swap Transaction	$(3,558)	$(1,995)	Interest expense, net; income tax expense	$852	$1,563

December 2007 Swap Transaction	(2,065)	—	Interest expense, net; income tax expense	1,016	2,065

March 2008 Swap Transaction	(809)	—	Interest expense, net; income tax expense	425	809

On July 18, 2012, the Company entered into a two-year forward, three-year interest rate swap transaction (the “July 2012 Swap Transaction”) with U.S. Bank National Association as the counterparty. The Company entered into the July 2012 Swap Transaction to mitigate its interest rate risk on $150 million of future one-month LIBOR-based debt. The swap transaction has an effective date of July 18, 2014 and a maturity date of July 18, 2017. The swap transaction effectively fixes the interest rate on $150 million of future borrowings at 1.0535% plus the applicable interest margin on the Company’s underlying borrowings.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012 (in thousands):

	Fair Value Measurements as of June 30, 2012
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$3,119	$—	$3,119	$—

The carrying amount of accounts receivable at June 30, 2012, including $411.4 million of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of June 30, 2012, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

Company Overview

The Company is a leading wholesale distributor of business products, with 2011 net sales of approximately $5.0 billion. The Company sells its products through a national distribution network of 61 distribution centers to approximately 25,000 resellers, who in turn sell directly to end consumers.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•	The Company’s long-term plan has two primary features: 1) to strengthen and extend its office products categories, and 2) to diversify its portfolio into higher growth categories and channels.

In office products, the Company serves a diverse set of customers across many channels. The Company provides wholesale distribution services that allow its reseller and distributor customers to operate more efficiently and effectively, require lower amounts of working capital, and offer a broader assortment of products. This is enabled through a highly efficient supply chain and advanced logistics capabilities, coupled with marketing, merchandising and e-businesses solutions. Office products demand historically has correlated with changes in white-collar employment.

Prior acquisitions have led to entry into several large fragmented markets. Diversification efforts are focused on the industrial and janitorial/breakroom categories. The Company’s strategies focus on expanding the role of wholesale distribution services into these areas where they are currently underpenetrated. The range of services and capabilities offered to customers in these categories are similar to those in office products. A common distribution and supply chain infrastructure is used, at an increasing rate, across all categories to drive efficiencies in the supply chain.

•

The Company set five focus areas for the year. These include: 1) increasing investment in growth categories and channels, 2) optimizing its distribution and transportation network, 3) continuing to align the organization’s structure around future priorities, 4) accelerating cost savings through its “War on Waste” or WOW program, and 5) improving operating performance across all categories and channels, particularly in office products.

•

Sales for the second quarter rose $19 million, or 1.5%, to $1.28 billion. The Company delivered strong performance, with solid growth in the industrial and janitorial/breakroom categories which increased 13.2% and 5.8%, respectively. Technology category sales declined 2.8% and office product category sales were down 0.8%. Furniture category sales were flat with the prior year.

•	The gross margin for the quarter was $188.3 million, or 14.8% of sales, compared with $184.2 million, or 14.7% of sales in the prior-year quarter.

•

Second quarter operating expenses were $137.9 million, or 10.8% of sales, compared with $136.4 million, or 10.9% of sales, in the second quarter of 2011. In the second quarter of 2011, a non-cash pre-tax $4.4 million equity compensation charge was taken with respect to a transition agreement with the Company’s former chief executive officer. Excluding this item, second quarter 2011 operating expenses were $132.0 million, or 10.5% of sales.

•

Operating income for the quarter ended June 30, 2012 was $50.3 million, or 3.9% of sales, versus $47.8 million, or 3.8% of sales, in the second quarter of 2011. Excluding the item noted above, adjusted operating margin for the prior-year quarter was $52.2 million, or 4.2% of sales.

•

Diluted earnings per share for the latest quarter were $0.66, compared with $0.54 in the prior-year period. Excluding the item noted above, earnings per share were up 11.9% compared with the adjusted $0.59 in the prior-year quarter.

•

Net cash provided by operating activities for the six months ended June 30, 2012 was $48.3 million, compared with $73.3 million in the same period last year. Cash flow used in investing activities totaled $10.2 million in 2012, compared with $16.2 million in the same period last year. Capital spending is expected to be in the range of $30 million to $35 million for all of 2012.

•

On May 16, 2012, the Board approved a $0.13 per share dividend to shareholders of record at the close of business on June 15, 2012. The Company paid the dividend on July 13, 2012. On July 12, 2012, the Board approved a $0.13 per share dividend to shareholders of record at the close of business on September 14, 2012.

•

The Company currently has approximately $985 million of total committed debt capacity and $527 million outstanding at June 30, 2012. Debt-to-total capitalization rose to 43.3% at June 30, 2012 from 37.0% at June 30, 2011. During the latest six months, the Company paid $54.3 million to acquire approximately 1.8 million shares and paid cash dividends of $10.8 million to common shareholders. The amount remaining under the Board share repurchase authorizations at July 27, 2012 was approximately $68.3 million.

•

On July 18, 2012, the Company entered into an amendment to an existing agreement with Bank of America, National Association. As a result, the maximum financing available under its accounts receivable securitization program increased to the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

On the same day, the Company entered into a two-year forward, three-year interest rate swap transaction with U.S. Bank National Association as the counterparty. The Company entered into the swap transaction to mitigate its interest rate risk on $150 million of future one-month LIBOR-based debt. The swap transaction has an effective date of July 18, 2014 and a maturity date of July 18, 2017. The swap transaction effectively fixes the interest rate on $150 million of future borrowings at 1.0535% plus the applicable interest margin on the underlying borrowings.

•

In February 2012, the Company announced a distribution network optimization and targeted cost reduction program. Three distribution centers were closed during the first quarter and certain positions were eliminated. In addition, an organizational realignment eliminated certain management positions. The first quarter 2012 charge related to these actions totaled $6.2 million. The steps taken are expected to meet the strategic objectives set for them, as well as generate $5 million to $6 million in savings during 2012, with ongoing annual cost savings of $7 million to $8 million. The Company intends to continue investing the savings from these actions into growth and other initiatives. A fourth distribution center was closed during the second quarter and the Company intends to close a fifth facility by the end of 2012, with additional expenses and savings from these actions. In total, approximately 450,000 square feet of warehouse space will be removed by the end of the year.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

Stock Repurchase Program

During the six-month period ended June 30, 2012 and 2011, the Company repurchased 1,843,716 and 2,050,755 shares of USI’s common stock at an aggregate cost of $54.3 million and $69.9 million, respectively. Through July 27, 2012, the Company repurchased 1.9 million shares year-to-date for $56.7 million. As of that date, the Company had approximately $68.3 million remaining of existing share repurchase authorization from the Board of Directors.

Stock purchases may be made from time to time in the open market or in privately negotiated transactions. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice.

Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.

Critical Accounting Policies, Judgments and Estimates

During the first six months of 2012, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table presents operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	85.24	85.34	85.51	85.30

Gross margin	14.76	14.66	14.49	14.70

Operating expenses
Warehousing, marketing and administrative expenses	10.82	10.86	11.28	11.18

Operating income	3.94	3.80	3.21	3.52

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income and Earnings Per Share for the three- and six-month period ended June 30, 2012 and 2011 (in thousands, except per share data). The tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of a non-cash pre-tax equity compensation charge taken with respect to a transition agreement with the Company’s former chief executive officer in the second quarter of 2011, a non-cash non-deductible asset impairment charge in the first quarter of 2011, and a pre-tax charge related to facility closures and severance costs in the first quarter of 2012. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended June 30,
	2012		2011
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$1,275,710	100.00%	$1,256,628	100.00%

Gross profit	$188,259	14.76%	$184,239	14.66%

Operating expenses	$137,935	10.82%	$136,439	10.86%
Equity compensation—CEO transition	—	—	(4,409)	(0.35)%

Adjusted operating expenses	$137,935	10.82%	$132,030	10.51%

Operating income	$50,324	3.94%	$47,800	3.80%
Operating expense item noted above	—	—	4,409	0.35%

Adjusted operating income	$50,324	3.94%	$52,209	4.15%

Net income	$27,029		$24,836
Operating expense item noted above	—		2,664

Adjusted net income	$27,029		$27,500

Diluted earnings per share	$0.66		$0.54
Per share operating expense item noted above	—		0.05

Adjusted diluted earnings per share	$0.66		$0.59

Adjusted diluted earnings per share—growth rate over the prior year period	12%

Weighted average number of common shares—diluted	40,887		46,340

	For the Six Months Ended June 30,
	2012		2011
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$2,547,357	100.00%	$2,494,081	100.00%

Gross profit	$369,188	14.49%	$366,611	14.70%

Operating expenses	$287,272	11.28%	$278,800	11.18%
Facility closures and severance charge	(6,247)	(0.25)%	—	—
Equity compensation—CEO transition	—	—	(4,409)	(0.17)%
Asset impairment charge	—	—	(1,635)	(0.07)%

Adjusted operating expenses	$281,025	11.03%	$272,756	10.94%

Operating income	$81,916	3.21%	$87,811	3.52%
Operating expense item noted above	6,247	0.25%	6,044	0.24%

Adjusted operating income	$88,163	3.46%	$93,855	3.76%

Net income	$42,141		$45,283
Operating expense item noted above	3,873		4,357

Adjusted net income	$46,014		$49,640

Diluted earnings per share	$1.01		$0.97
Per share operating expense item noted above	0.10		0.10

Adjusted diluted earnings per share	$1.11		$1.07

Adjusted diluted earnings per share—growth rate over the prior year period	4%

Weighted average number of common shares—diluted	41,626		46,470

Results of Operations—Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Net Sales. Net sales for the second quarter of 2012 were $1.28 billion, up 1.5% compared with sales of $1.26 billion for the same three-month period of 2011. The following table summarizes net sales by product category for the three-month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011 (1)
Technology products	$399,234	$410,859
Traditional office products (including cut-sheet paper)	337,576	340,432
Janitorial and breakroom supplies	324,341	306,442
Industrial supplies	100,595	88,869
Office furniture	80,847	80,569
Freight revenue	24,635	22,295
Services, Advertising and Other	8,482	7,162

Total net sales	$1,275,710	$1,256,628

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the second quarter of 2012 by 2.8% versus the second quarter of 2011. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 31.3% of net sales for the second quarter of 2012. The decline versus the prior-year quarter was due to a decrease in printer imaging supplies and the loss of a key national accounts customer in the second half of 2011.

Sales of traditional office supplies decreased in the second quarter of 2012 by 0.8% versus the second quarter of 2011. Traditional office supplies represented 26.5% of the Company’s consolidated net sales for the second quarter of 2012. Within this category, the loss of a key national accounts customer negatively impacted sales while cut-sheet paper, private brands, independent dealer channel, new channels, and public sector penetration drove growth to partially offset the loss.

Sales in the janitorial and breakroom supplies product category increased 5.8% in the second quarter of 2012 compared to the second quarter of 2011. This category accounted for 25.4% of the Company’s second quarter of 2012 consolidated net sales. Despite difficult prior-year comparables, this solid sales growth reflected the addition of new national account business in the latter part of last year’s second quarter. This new business and increased new channel sales helped offset the shift of other national account business to direct purchases from manufacturers.

Office furniture sales in the second quarter of 2012 increased slightly by 0.3% compared to the second quarter of 2011. Office furniture accounted for 6.3% of the Company’s second quarter of 2012 consolidated net sales. Despite the shift of some national account business to direct purchases from manufacturers, the growth is due to a slight increase in end user demand.

Industrial sales in the second quarter of 2012 increased 13.2% compared to the same prior-year period. Sales of industrial supplies accounted for 7.9% of the Company’s net sales for the second quarter of 2012. This represents a record with quarterly sales for this category over $100 million for the first time.

The remaining 2.6% of the Company’s second quarter 2012 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the second quarter of 2012 was $188.3 million, compared to $184.2 million in the second quarter of 2011. The gross margin rate of 14.8% was up slightly from the prior-year quarter gross margin rate of 14.7%. This was due to an approximate 15 basis points net decline resulting from an unfavorable product mix and continued competitive pricing pressures that were partially offset by higher inventory purchase-related supplier allowances. Inventory obsolescence charges added 15 basis points of unfavorability to gross margin as well. These net unfavorable items of 30 basis points were more than offset by improved net freight costs resulting from route optimization and other WOW efforts which increased gross margin by 15 basis points. In addition, increased service revenues and related margins improved the rate by 10 basis points. Finally, lower rent and utility costs resulting from network optimization and renegotiation of leases led to a 10 basis point improvement in the margin rate.

Operating Expenses. Operating expenses for the second quarter of 2012 totaled $137.9 million, or 10.8% of net sales, compared with $136.4 million, or 10.9% of net sales in the second quarter of 2011. In the second quarter of 2011, a non-cash pre-tax $4.4 million equity compensation charge was taken with respect to a transition agreement with the Company’s former chief executive officer. Excluding this non-cash item, second quarter 2011 operating expenses were $132.0 million, or 10.5% of sales. Operating expenses reflected increased employee-related costs including higher labor, pension and health care costs of 10, 7, and 5 basis points respectively.

Interest Expense, net. Interest expense for the second quarter of 2012 was $7.1 million, up by $0.5 million for the same period in 2011, as a result of slightly higher debt levels throughout the quarter.

Income Taxes. Income tax expense was $16.2 million for the second quarter of 2012, compared with $16.3 million for the same period in 2011. The Company’s effective tax rate was 37.5% for the current-year quarter and 39.6% for the same period in 2011. The primary difference relates to lower non-deductible expenses combined with favorable discrete items in 2012.

Net Income. Net income for the second quarter of 2012 totaled $27.0 million, or $0.66 per diluted share, compared with net income of $24.8 million, or $0.54 per diluted share for the same three-month period in 2011. Adjusted for the impact of the equity compensation charge in the second quarter of 2011, net income was $27.5 million, or $0.59 per diluted share.

Results of Operations—Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Net Sales. Net sales for the first six months of 2012 were $2.55 billion, up 2.1% compared with sales of $2.49 billion for the same six-month period of 2011. The following table summarizes net sales by product category for the six-month periods ended June 30, 2012 and 2011 (in millions):

	Six Months Ended June 30,
	2012	2011 (1)
Technology products	$792,590	$830,082
Traditional office products (including cut-sheet paper)	685,382	682,164
Janitorial and breakroom supplies	645,117	592,957
Industrial supplies	197,749	168,936
Office furniture	162,223	161,280
Freight revenue	48,276	43,838
Services, Advertising and Other	16,020	14,824

Total net sales	$2,547,357	$2,494,081

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the first half of 2012 by 4.5% versus the first half of 2011. This category accounted for 31.1% of net sales for the first half of 2012. The loss of a key national accounts customer negatively impacted this category as well as timing shifts within the independent dealer channel which also accounted for a portion of this decline.

Sales of traditional office supplies were up 0.5% in the first six months of 2012 compared to the first six months of 2011. Traditional office supplies represented 26.9% of the Company’s consolidated net sales for the first half of 2012. Within this category, cut-sheet paper sales drove growth. In addition, there were gains from strategic growth initiatives and strong supplier and buying group alliances that have led to new business. These advancements helped to offset the loss of some national account business.

Sales in the janitorial and breakroom supplies product category increased 8.8% in the first half of 2012 compared to the first half of 2011. This category accounted for 25.3% of the Company’s first six months of 2012 consolidated net sales. The sales increase reflected execution of growth initiatives, new channel sales growth, and new national accounts business that helped more than offset the shift of other national account business to direct purchases from manufacturers.

Office furniture sales in the first six months of 2012 were up 0.6% compared to the first half of 2011. Office furniture accounted for 6.4% of the Company’s first six months of 2012 consolidated net sales. This slight increase demonstrates an increase in end-user demand for value products and growth with furniture-focused dealers that helped to offset the loss of national accounts business.

Industrial sales in the first half of 2012 increased 17.1% compared to the same prior-year period. Sales of industrial supplies accounted for 7.8% of the Company’s net sales for the first half of 2012. Despite lower market growth rates during the second quarter, the industrial sales growth continues to reflect a positive economic environment in this category, growth from strategic investments, and execution of sales initiatives fueled by the continued addition of sales resources.

The remaining 2.5% of the Company’s first six months of 2012 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first six months of 2012 was $369.2 million, compared to $366.6 million in the second quarter of 2011. The gross margin rate of 14.5% was about 20 basis points lower than the rate for the first six months of the prior year. Approximately 15 basis points of this decline was driven by an unfavorable margin mix and continued competitive pricing pressures partially offset by higher inventory purchase-related supplier allowances and higher inventory-related inflation margin. Other factors impacting the gross margin rate were unfavorable LIFO expense of 15 basis points and unfavorable obsolescence expense of 15 basis points partially offset by favorable occupancy margin changes of 10 basis points.

Operating Expenses. Operating expenses for the first half of 2012 totaled $287.3 million, or 11.3% of net sales, compared with $278.8 million, or 11.2% of net sales in the first half of 2011. Excluding the $6.2 million network optimization and cost reduction charge in the first half of 2012 and the $4.4 million equity compensation charge and the $1.6 million asset impairment charge related to an equity investment in the first half of 2011, adjusted operating expenses were $281.0 million, or 11.0% of sales in 2012, compared with $272.8 million, or 10.9% of sales in 2011. Operating expenses reflected increased employee-related costs including higher pension costs of 8 basis points.

Interest Expense, net. Interest expense for the first six months of 2012 was $14.2 million, up by $1.1 million for the same period in 2011, as a result of slightly higher debt levels throughout the year.

Income Taxes. Income tax expense was $25.5 million for the first half of 2012, compared with $29.1 million for the same period in 2011. The Company’s effective tax rate was 37.7% for the first six months of 2012 and 39.1% for the same period in 2011. The primary difference relates to lower non-deductible expenses combined with favorable discrete items in 2012.

Net Income. Net income for the first six months of 2012 totaled $42.1 million, or $1.01 per diluted share, compared with net income of $45.3 million, or $0.97 per diluted share for the same six-month period in 2011. Adjusted for the impact of the network optimization and cost reduction charge in the first half of 2012, and the equity compensation charge and the non-deductible asset impairment charge related to an equity investment in the first half of 2011, net income was $46.0 million, or $1.11 per diluted share, compared with net income of $49.6 million, or $1.07 per diluted share.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	June 30, 2012	December 31, 2011
2011 Credit Agreement	$342.1	$361.8
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program, maturing in 2013	50.0	—

Debt	527.1	496.8
Stockholders’ equity	689.2	704.7

Total capitalization	$1,216.3	$1,201.5

Adjusted debt-to-total capitalization ratio	43.3%	41.3%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of June 30, 2012, is summarized below (in millions):

Availability

Maximum financing available under:
2011 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	100.0

Maximum financing available		$935.0

Amounts utilized:
2011 Credit Agreement	342.1
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	50.0
Outstanding letters of credit	10.2

Total financing utilized		537.3

Available financing, before restrictions		397.7
Restrictive covenant limitation		47.6

Available financing as of June 30, 2012		$350.1

(1)	The Receivables Securitization Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves. This was subsequently increased to $150 million on July 18, 2012.

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

Contractual Obligations

At the end of the six-month period ending June 30, 2012, the Company had outstanding borrowings of $50 million under the Receivables Securitization Program. There were no other significant changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Credit Agreement and Other Debt

On September 21, 2011, USI and USSC entered into a Third Amended and Restated Five-Year Revolving Credit Agreement (the “2011 Credit Agreement”) with U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents; Bank of America, N.A. and PNC Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders identified therein. The 2011 Credit Agreement is a revolving credit facility with an aggregate committed principal amount of $700 million. The 2011 Credit Agreement also provides a sublimit for the issuance of letters of credit in an aggregate amount not to exceed $100 million at any one time and provides a sublimit for swing line loans in an aggregate outstanding principal amount not to exceed $50 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swing line loans under the facility reduce the remaining availability under the 2011 Credit Agreement. The Company had outstanding letters of credit under the 2011 Credit Agreement of $10.2 million and $10.3 million as of June 30, 2012 and December 31, 2011, respectively. Subject to the terms and conditions of the 2011 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1 billion.

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

On March 3, 2009, USI entered into an accounts receivables securitization program (as amended to date, the “Receivables Securitization Program” or the “Program”). The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and Bank of America, National Association (the “Investor”). The Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investor;

•	The Receivables Sale Agreement between USSC and USFS;

•	The Receivables Purchase Agreement between USFS and USR; and

•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America. The Program provides for maximum funding available of the lesser of $100 million or the total amount of eligible receivables less excess concentrations and applicable reserves. This was subsequently increased to $150 million on July 18, 2012. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the Program are repaid and the Program has been terminated. The maturity date of the Program is November 23, 2013, subject to the extension of the commitments of the investors under the Program, which expire on January 18, 2013.

The receivables sold to the Investor remain on USI’s Condensed Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor are recorded as debt on USI’s Condensed Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Condensed Consolidated Statements of Income. As of June 30, 2012 and December 31, 2011, $411.4 million and $421.0 million, respectively, of receivables had been sold to Bank of America. At June 30, 2012, $50 million had been borrowed by USR related to these receivables sold. No amounts had been borrowed as of December 31, 2011.

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

On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $135 million of LIBOR based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction has an effective date of January 15, 2008 and a maturity date of January 15, 2013.

On December 20, 2007, USSC entered into an interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $200 million of LIBOR based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC was required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty was obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction was effective as of December 21, 2007 and matured on June 21, 2012.

On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the March 2008 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $100 million of LIBOR based interest rate risk. Under the terms of the March 2008 Swap Transaction, USSC was required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $100 million at a fixed rate of 3.212%, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The March 2008 Swap Transaction was effective as of March 31, 2008 and matured on June 29, 2012.

On July 18, 2012, the Company entered into a two-year forward, three-year interest rate swap transaction (the “July 2012 Swap Transaction”) with U.S. Bank National Association as the counterparty. The Company entered into the July 2012 Swap Transaction to mitigate its interest rate risk on $150 million of future one-month LIBOR-based debt. The swap transaction has an effective date of July 18, 2014 and a maturity date of July 18, 2017. The swap transaction effectively fixes the interest rate on $150 million of future borrowings at 1.0535% plus the applicable interest margin on the underlying borrowings.

At June 30, 2012 and December 31, 2011 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in a $2.0 million increase or decrease in annualized interest expense on a pre-tax basis, and upon cash flows from operations.

Refer to Note 7, “Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the six-month periods ended June 30, 2012 and 2011 are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$48,333	$73,276
Net cash used in investing activities	(10,239)	(16,163)
Net cash used in financing activities	(35,320)	(59,652)

Cash Flow From Operations

Net cash provided by operating activities for the six months ended June 30, 2012 totaled $48.3 million, compared with $73.3 million in the same six-month period of 2011. This decline in cash flows was driven mainly by reduced payables leverage due to the timing of payments and purchases in the prior year. This unfavorable change was partially offset by a reduction in receivables in the current year of $4.4 million versus an increase of $41.1 million in the prior year. Cash flow for the six-month period ending June 30, 2012 was also impacted by an outflow of $13 million related to pension plan contributions in the first quarter which was partially offset by an approximate $10 million inflow related to an income tax refund.

Cash Flow From Investing Activities

Net cash used in investing activities for the first six months of 2012 was $10.2 million, compared to net cash used in investing activities of $16.2 million for the six months ended June 30, 2011. For the full year 2012, the Company expects capital spending to be in the range of $30 million to $35 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 totaled $35.3 million, compared with $59.7 million net cash used in the prior-year period. First half of 2012 cash used in financing activities was impacted by $54.3 million in share repurchases and payment of cash dividends of $10.8 million, partially offset by $30.4 million in net borrowings under debt arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first six months of 2012 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of June 30, 2012, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of or incidental to its business. The Company has established reserves, which are not material, for potential losses that are probable and reasonably estimable that may result from those proceedings. In many cases, however, it is difficult to determine whether a loss is probable or even possible or to estimate the amount or range of potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated. The Company believes that pending legal proceedings will be resolved with no material adverse effect upon its financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases.

During the six-month periods ended June 30, 2012 and 2011, the Company repurchased 1,843,716 and 2,050,755 shares of USI’s common stock at an aggregate cost of $54.3 million and $69.9 million, respectively. On February 24, 2012, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. Through July 27, 2012, the Company repurchased an additional 0.1 million shares for $2.4 million. As of that date, the Company had approximately $68.3 million remaining of existing share repurchase authorization from the Board of Directors.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2012 to April 30, 2012	545,947	$30.09	545,947	$75,000,026
May 1, 2012 to May 31, 2012	12,400	25.43	12,400	74,684,751
June 1, 2012 to June 30, 2012	157,214	25.40	157,214	70,690,927

Total Second Quarter	715,561	$28.98	715,561	$70,690,927

ITEM 6.	EXHIBITS

(a)	Exhibits

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

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

22	Published Report regarding matters submitted to vote of security holders (Company’s Current Report on Form 8-K, filed on May 18, 2012)

31.1*	Certification of Chief Executive Officer, dated as of August 1, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of August 1, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 1, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 1, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*	- Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: August 1, 2012	/s/ Fareed A. Khan
Fareed A. Khan Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)