Form 10-Q
period 2012-09-30
UNITED STATIONERS INC
filed 2012-10-30
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

On October 26, 2012, the registrant had outstanding 40,225,647 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,147	$11,783
Accounts receivable, less allowance for doubtful accounts of $25,389 in 2012 and $28,323 in 2011	669,014	659,215
Inventories	643,597	741,507
Other current assets	29,679	48,093

Total current assets	1,363,437	1,460,598

Property, plant and equipment, at cost	464,668	456,354
Less—accumulated depreciation and amortization	337,441	326,916

Net property, plant and equipment	127,227	129,438

Goodwill	328,061	328,061
Intangible assets, net	52,492	56,285
Other long-term assets	20,549	20,500

Total assets	$1,891,766	$1,994,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443,022	$499,265
Accrued liabilities	192,287	193,572
Short-term debt	110,000	—

Total current liabilities	745,309	692,837

Deferred income taxes	15,696	14,750
Long-term debt	345,036	496,757
Other long-term liabilities	74,946	85,859

Total liabilities	1,180,987	1,290,203
Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 shares in 2012 and 2011	7,444	7,444
Additional paid-in capital	400,678	409,190
Treasury stock, at cost—34,137,367 shares in 2012 and 32,281,847 shares in 2011	(963,471)	(908,667)
Retained earnings	1,316,112	1,253,118
Accumulated other comprehensive loss	(49,984)	(56,406)

Total stockholders’ equity	710,779	704,679

Total liabilities and stockholders’ equity	$1,891,766	$1,994,882

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$1,288,675	$1,310,029	$3,836,032	$3,804,110
Cost of goods sold	1,084,917	1,110,278	3,263,086	3,237,748

Gross profit	203,758	199,751	572,946	566,362

Operating expenses:
Warehousing, marketing and administrative expenses	140,117	135,117	427,389	413,917

Operating income	63,641	64,634	145,557	152,445

Interest expense, net	4,708	6,972	18,944	20,094

Other expense	—	100	—	410

Income before income taxes	58,933	57,562	126,613	131,941

Income tax expense	22,169	21,783	47,708	50,879

Net income	$36,764	$35,779	$78,905	$81,062

Net income per share—basic:
Net income per share—basic	$0.92	$0.83	$1.95	$1.82

Average number of common shares outstanding—basic	39,896	43,025	40,562	44,479

Net income per share—diluted:
Net income per share—diluted	$0.91	$0.81	$1.91	$1.77

Average number of common shares outstanding—diluted	40,530	44,202	41,229	45,718

Dividends declared per share	$0.13	$0.13	$0.39	$0.39

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$36,764	$35,779	$78,905	$81,062

Other comprehensive income (loss), net of tax
Unrealized translation adjustment	799	(3,066)	1,565	(2,024)

Unrealized interest rate swap adjustments	420	2,721	4,857	6,621

Total other comprehensive income (loss), net of tax	1,219	(345)	6,422	4,597

Comprehensive income	$37,983	$35,434	$85,327	$85,659

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$78,905	$81,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,216	25,822
Share-based compensation	5,243	13,072
Loss on the disposition of property, plant and equipment	60	28
Impairment of equity investment	—	1,635
Amortization of capitalized financing costs	749	728
Excess tax benefits related to share-based compensation	(411)	(3,397)
Deferred income taxes	(4,135)	4,387
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(9,342)	(71,662)
Decrease in inventory	98,605	67,747
Decrease in other assets	17,822	2,879
(Decrease) increase in accounts payable	(46,880)	12,135
Decrease in checks in-transit	(9,093)	(23,232)
Increase (decrease) in accrued liabilities	3,973	(5,346)
Decrease in other liabilities	(6,008)	(6,369)

Net cash provided by operating activities	155,704	99,489

Cash Flows From Investing Activities:
Capital expenditures	(20,322)	(20,786)
Proceeds from the disposition of property, plant and equipment	195	62

Net cash used in investing activities	(20,127)	(20,724)

Cash Flows From Financing Activities:
Net (repayments) borrowings under debt arrangements	(41,721)	77,923
Repayment of debt	—	(370,000)
Proceeds from the issuance of debt	—	340,000
Net (disbursements) proceeds from share-based compensation arrangements	(1,162)	11,486
Acquisition of treasury stock, at cost	(67,507)	(137,669)
Payment of cash dividends	(16,101)	(11,955)
Excess tax benefits related to share-based compensation	411	3,397
Payment of debt fees and other	(138)	(2,727)

Net cash used in financing activities	(126,218)	(89,545)

Effect of exchange rate changes on cash and cash equivalents	5	(32)

Net change in cash and cash equivalents	9,364	(10,812)
Cash and cash equivalents, beginning of period	11,783	21,301

Cash and cash equivalents, end of period	$21,147	$10,489

Other Cash Flow Information:
Income tax payments, net	$29,570	$34,292
Interest paid	18,162	19,593

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Company is a leading national wholesale distributor of business products, with net sales of approximately $5.0 billion for the year ended December 31, 2011. The Company stocks about 100,000 items from over 1,000 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company primarily serves commercial and contract office products dealers, janitorial/breakroom product distributors, computer product resellers, furniture dealers, and industrial product distributors. The Company sells its products through a national distribution network of 60 distribution centers to its over 25,000 reseller customers, who in turn sell directly to end-consumers.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $79.7 million and $81.3 million as of September 30, 2012 and December 31, 2011, respectively. These receivables are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Condensed Consolidated Financial Statements as a reduction of sales. Accrued customer rebates of $53.4 million and $55.7 million as of September 30, 2012 and December 31, 2011, respectively, are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of September 30, 2012, any capital leases to which the Company is a party are negligible.

Inventories

Approximately 74% and 78% of total inventory as of September 30, 2012 and December 31, 2011, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $108.6 million and $96.1 million higher than reported as of September 30, 2012 and December 31, 2011, respectively. The change in the LIFO reserve since December 31, 2011 resulted in a $12.5 million increase in cost of goods sold which included a LIFO liquidation relating to a projected decrement in the Company’s office products LIFO pool. This projected decrement resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $2.4 million which was more than offset by LIFO expense of $14.9 million related to current inflation for an overall net increase in cost of sales of $12.5 million referenced above.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $33.5 million and $33.8 million remaining in inventory as of September 30, 2012 and December 31, 2011, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of September 30, 2012 and December 31, 2011, outstanding checks totaling $62.4 million and $71.4 million, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered to be short-term investments. Short-term investments consist primarily of money market funds rated AAA and are stated at cost, which approximates fair value. There were no short term investments as of September 30, 2012 and December 31, 2011.

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

	As of September 30, 2012	As of December 31, 2011
Capitalized software development costs	$72,985	$69,879
Accumulated amortization	(52,504)	(52,061)

Net capitalized software development costs	$20,481	$17,818

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

All derivatives are recognized on the balance sheet date at their fair value. All derivatives are currently in a net liability position and are included in “Accrued liabilities” and “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

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

In July 2012, the FASB issued ASU No. 2012-02, on testing indefinite-lived intangible assets for impairment. Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012. We will adopt this guidance on January 1, 2013 but do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

3. Share-Based Compensation

Overview

As of September 30, 2012, the Company has two active equity compensation plans. A description of these plans is as follows:

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Pre-tax expense	$2,078	$2,658	$5,243	$13,072
Tax effect	(789)	(1,031)	(1,992)	(4,967)

After tax expense	1,289	1,627	3,251	8,105

Denominator:
Denominator for basic shares—weighted average shares	39,896	43,025	40,562	44,479
Denominator for diluted shares— Adjusted weighted average shares and the effect of dilutive securities	40,530	44,202	41,229	45,718
Net expense per share:
Net expense per share—basic	$0.03	$0.04	$0.08	$0.18
Net expense per share—diluted	$0.03	$0.04	$0.08	$0.18

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of September 30, 2012	$3,838	$3,838
As of September 30, 2011	6,494	6,494

Intrinsic Value of Options Exercised

(in thousands of dollars)

	For the Three Months Ended	For the Nine Months Ended
September 30, 2012	$395	$1,392
September 30, 2011	310	8,233

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares Outstanding

(in thousands of dollars)

As of September 30, 2012	$34,086
As of September 30, 2011	37,772

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

	For the Three Months Ended	For the Nine Months Ended
September 30, 2012	$3,704	$8,767
September 30, 2011	7,845	14,880

The aggregate intrinsic values summarized in the tables above are based on the closing sale price per share for the Company’s Common Stock on the last day of trading in each respective fiscal period which was $26.07 per share for the 2012 period end and $27.22 per share for the 2011 period end. Additionally, the aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of the last day of trading in each respective fiscal period.

Stock Options

There were no stock options granted during the first nine months of 2012 or 2011. As of September 30, 2012, there was no unrecognized compensation cost related to stock option awards granted.

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

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the nine months ended September 30, 2012:

Stock Options Only	Shares	Weighted Average Exercise Price	Weighted Average Exercise Contractual Life	Aggregate Intrinsic Value ($000)
Options outstanding—December 31, 2011	1,715,380	$24.62
Granted	—	—
Exercised	(116,096)	16.62
Canceled	(125,896)	32.35

Options outstanding—September 30, 2012	1,473,388	$24.59	3.4	$3,838

Number of options exercisable	1,473,388	$24.59	3.4	$3,838

*	Aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of September 30, 2012.

Restricted Stock and Restricted Stock Units

The Company granted 461,478 shares of restricted stock and 245,737 restricted stock units (“RSUs”) during the first nine months of 2012. During the first nine months of 2011, the Company granted 26,373 shares of restricted stock and 330,280 RSUs. The restricted stock granted in each period generally vests in three equal annual installments on the anniversaries of the date of the grant. The RSUs granted in 2012 and 2011 generally vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. A summary of the status of the Company’s restricted stock and RSU grants and changes during the nine months ended September 30, 2012, is as follows:

Restricted Shares Only	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life	Aggregate Intrinsic Value ($000)
Shares outstanding—December 31, 2011	1,002,125	$26.42
Granted	706,760	27.84
Vested	(323,248)	21.98
Canceled	(78,157)	27.92

Outstanding—September 30, 2012	1,307,480	$29.18	2.0	$34,086

4. Goodwill and Intangible Assets

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives at October 1st of each year. Based on this latest test, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value as of October 1, 2011. At October 1, 2011 the Company adopted Accounting Standards update (“ASU”) 2011-8 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the Company should calculate the fair value of a reporting unit. The Company does not believe any triggering event occurred since the last annual impairment test on October 1, 2011 that would require an interim impairment assessment.

As of September 30, 2012 and December 31, 2011, the Company’s Condensed Consolidated Balance Sheets reflected $328.1 million of goodwill at each period-end and $52.5 million and $56.3 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during the first nine months of 2012. Amortization of intangible assets totaled $3.8 million for the first nine months of 2012 and 2011, respectively. Accumulated amortization of intangible assets as of September 30, 2012 and December 31, 2011 totaled $30.5 million and $26.7 million, respectively.

5. Severance and Restructuring Charges

On February 13, 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and related expense of $3.6 million which were included in operating expenses. Cash outflows for this action will occur primarily during 2012 and 2013. Cash outlays associated with facility closures in the nine-month period ended September 30, 2012 were $1.4 million. Cash outlays associated with this severance charge in the nine months ended September 30, 2012 were $1.7 million. As of September 30, 2012, the Company had accrued liabilities for these actions of $3.1 million.

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to support strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these actions. This charge was included in the operating expenses on the Consolidated Statements of Income for the quarter ending December 31, 2010. Cash outlays associated with this severance charge in the nine months ended September 30, 2012 were $2.4 million. Cash outlays associated with this severance charge in 2011 totaled $5.6 million. During 2011, the Company reversed a portion of these severance charges totaling $0.9 million. As of September 30, 2012 and December 31, 2011, the Company had accrued liabilities for these actions of $0.2 million and $2.6 million, respectively.

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. For the three- and nine-month periods ending September 30, 2012 and September 30, 2011, certain stock options were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For both the three- and nine-month periods ending September 30, 2012, 0.5 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$36,764	$35,779	$78,905	$81,062

Denominator:
Denominator for basic earnings per share—weighted average shares	39,896	43,025	40,562	44,479
Effect of dilutive securities:
Employee stock options and restricted units	634	1,177	667	1,239

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	40,530	44,202	41,229	45,718

Net income per share:
Net income per share—basic	$0.92	$0.83	$1.95	$1.82
Net income per share—diluted	$0.91	$0.81	$1.91	$1.77

Common Stock Repurchases

On February 24, 2012, the Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100.0 million of the Company’s common stock. During the three-month periods ended September 30, 2012 and 2011, the Company repurchased 519,970 and 2,260,065 shares of USI’s common stock at an aggregate cost of $13.2 million and $67.8 million, respectively. During the nine-month periods ended September 30, 2012 and 2011, the Company repurchased 2,363,686 and 4,310,820 shares of USI’s common stock at an aggregate cost of $67.5 million and $137.7 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first nine months of 2012 and 2011, the Company reissued 522,566 and 628,436 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Debt consisted of the following amounts (in millions):

	As of September 30, 2012	As of December 31, 2011
2011 Credit Agreement	$210.0	$361.8
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program	110.0	—

Total	$455.0	$496.8

As of September 30, 2012, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). While the Company had primarily all of its outstanding debt based on LIBOR at September 30, 2012, the Company had hedged $135 million of this debt with an interest rate swap further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 11, “Derivative Financial Instruments”, to the Condensed Consolidated Financial Statements. As of September 30, 2012, the overall weighted average effective borrowing rate of the Company’s debt was 2.8%. At September 30, 2012 funding levels based on the Company’s unhedged debt of $320.0 million, a 50 basis point movement in interest rates would result in a $1.6 million increase or decrease in annualized interest expense, on a pre-tax basis, and upon cash flows from operations.

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

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investor. The Program provides for maximum funding available of the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the Program are repaid and the Program has been terminated.

As of September 30, 2012, the Transfer and Administration Agreement prohibited the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and imposed other restrictions on the Company’s ability to incur additional debt. It also contained additional covenants, requirements and events of default that are customary for this type of agreement, including the failure to make any required payments when due.

On January 20, 2012, USSC, USFS, and USR entered into a First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement with Bank of America, N.A. (the “First Omnibus Amendment”). The First Omnibus Agreement amended (i) the Transfer and Administration Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Transfer Agreement”), between USSC, USR, USFS and Bank of America, (ii) the Receivables Purchase Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Purchase Agreement”), between USFS and USR, and (iii) the Receivables Sale Agreement, dated as of March 3, 2009 (as amended through the date hereof, the “Sale Agreement”), between USSC and USFS. The First Omnibus Amendment extended the commitment termination date of the Transfer Agreement to January 18, 2013. The Omnibus Amendment also amended the Transfer Agreement to conform the leverage ratio covenant and consolidated net worth covenant in the Transfer Agreement to the corresponding covenants in the Third Amended and Restated Five-Year Revolving Credit Agreement dated September 21, 2011 among USSC, USI, the lenders from time to time parties thereto and JPMorgan Chase Bank, National Association.

On July 18, 2012, USSC, USR, and USFS entered into a Seventh Amendment to the Transfer and Administration Agreement (the “Seventh Amendment”). The Seventh Amendment increased the maximum investment to USR to the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves. The receivables sold to the Investor remain on USI’s Condensed Consolidated Balance Sheet, and amounts advanced to USR by the Investor or any successor Investor are recorded as debt on USI’s Condensed Consolidated Balance Sheet. The cost of such debt is recorded as interest expense on USI’s income statement. As of September 30, 2012 and December 31, 2011, $420.2 million and $421.0 million, respectively, of receivables had been sold to the agent, Bank of America. As of September 30, 2012, USR had $110.0 million outstanding under this debt agreement. As of December 31, 2011, no amounts had been borrowed by USR.

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

Amounts borrowed under the 2011 Credit Agreement are secured by a majority of the Company’s assets, other than real property and certain accounts receivable already collateralized as part of the Receivables Securitization Program. Borrowings under the 2011 Credit Agreement will bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2011 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio (calculated as provided in Section 6.20 of the 2011 Credit Agreement) (the “Leverage Ratio”). In addition, the Company is required to pay the lenders a fee on the unutilized portion of the commitments under the 2011 Credit Agreement at a rate per annum determined based on the Company’s Leverage Ratio.

Subject to the terms and conditions of the 2011 Credit Agreement, USSC is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2011 Credit Agreement, plus up to $200 million under the Company’s Receivables Securitization Program and up to $135 million in replacement or refinancing of the 2007 Note Purchase Agreement. The 2011 Credit Agreement and the 2007 Note Purchase Agreement prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00. The 2011 Credit Agreement contains additional representations and warranties, covenants and events of default that are customary for facilities of this type.

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 11, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

The Company had outstanding letters of credit of $10.2 million under the 2011 Credit Agreement as of September 30, 2012 and $10.3 million under the 2011 Credit Agreement as of December 31, 2011.

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

8. Pension and Post-Retirement Health Care Benefit Plans

The Company maintains pension plans covering a majority of its employees. In addition, the Company had a post-retirement health care benefit plan (the “Retiree Medical Plan”) covering substantially all retired employees and their dependents, which terminated effective December 31, 2010. For more information on the Company’s retirement plans, see Notes 12 and 13 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2011. A summary of net periodic benefit cost related to the Company’s pension plans and Retiree Medical Plan for the three and nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost—benefit earned during the period	$240	$192	$721	$577
Interest cost on projected benefit obligation	2,104	2,121	6,312	6,361
Expected return on plan assets	(2,501)	(2,430)	(7,503)	(7,290)
Amortization of prior service cost	44	33	132	101
Amortization of actuarial loss	1,549	485	4,646	1,455

Net periodic pension cost	$1,436	$401	$4,308	$1,204

The Company made cash contributions of $13.0 million and $8.5 million to its pension plans during the first nine months ended September 30, 2012 and 2011, respectively. The Company does not expect to make any additional contributions to its pension plans during the remaining three months of 2012.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for discretionary Company contributions and Company contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.4 million and $4.1 million for the Company match of employee contributions to the Plan for the three and nine months ended September 30, 2012. During the same periods last year, the Company recorded $1.3 million and $4.0 million for the same match.

9. Other Assets and Liabilities

Other assets and liabilities as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of September 30, 2012	As of December 31, 2011
Other Long-Term Assets, net:
Investment—deferred compensation	$5,282	$4,536
Long-term notes receivable	10,554	10,184
Equity investment	1,556	2,051
Capitalized financing costs	2,762	3,373
Other	395	356

Total other long-term assets	$20,549	$20,500

Other Long-Term Liabilities:
Accrued pension obligation	$42,029	$50,727
Deferred rent	18,586	18,724
Deferred directors compensation	5,292	4,549
Long-term swap liability	792	5,697
Long-term income tax liability	3,668	3,802
Other	4,579	2,360

Total other long-term liabilities	$74,946	$85,859

10. Accounting for Uncertainty in Income Taxes

For each of the periods ended September 30, 2012 and December 31, 2011, the Company had $3.1 million and $3.4 million, respectively, in gross unrecognized tax benefits. The entire amount of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Condensed Consolidated Statement of Income for the quarter ended September 30, 2012 was not material. The Condensed Consolidated Balance Sheets for each of the periods ended September 30, 2012 and December 31, 2011, include $0.6 million and $0.7 million, respectively, accrued for the potential payment of interest and penalties.

As of September 30, 2012, the Company’s U.S. Federal income tax returns for 2009 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2004 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.5 million.

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

USSC entered into four separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR based interest rate risk noted in the table below. These swap transactions occurred as follows:

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

•

On July 18, 2012, USSC entered into a two-year forward, three-year interest rate swap transaction (the “July 2012 Swap Transaction”) with U.S. Bank National Association as the counterparty. The swap transaction has an effective date of July 18, 2014 and a maturity date of July 18, 2017.

Approximately 30% ($135 million) of the Company’s current outstanding debt had its interest payments designated as the hedged forecasted transactions to the November 2007 Swap Transaction at September 30, 2012.

The Company’s outstanding swap transactions are accounted for as cash flow hedges and are recorded at fair value on the statement of financial position as of September 30, 2012. These hedges were as follows (in thousands):

As of September 30, 2012	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$(1,703)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$(792)

(1)	These interest rate derivatives qualify for hedge accounting, and are in a net liability position. Therefore, the fair value of the interest rate derivatives are included in the Company’s Condensed Consolidated Balance Sheets as a component of “Accrued liabilities” or “Other Long-Term Liabilities” depending on the maturity date of the instrument, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

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

The November 2007 Swap Transaction effectively converts a portion of the Company’s current floating-rate debt to a fixed-rate basis, and the July 2012 Swap Transaction effectively converts a portion of the Company’s future floating-rate debt to a fixed-rate basis. Both reduce the impact of interest rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap (as noted above) will fail to perform under the terms of the agreement. The Company attempts to minimize the credit risk in this agreement by only entering into transactions with creditworthy counterparties. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised its early termination rights under the outstanding swap transactions as of September 30, 2012, the Company would have been required to pay the aggregate fair value net liability of $2.5 million plus accrued interest to the counterparties.

The swap transactions contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings. The following tables depict the effect of these derivative instruments on the statement of income for the three- and nine-month periods ended September 30, 2012 and September 30, 2011.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012		For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
November 2007 Swap Transaction	$(535)	$(1,811)	Interest expense, net; income tax expense	$(1,455)	$(4,294)
December 2007 Swap Transaction	—	(1,335)	Interest expense, net; income tax expense	—	(3,400)
March 2008 Swap Transaction	—	(535)	Interest expense, net; income tax expense	—	(1,344)
July 2012 Swap Transaction	(500)	(500)	Interest expense, net; income tax expense	—	—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011		For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
November 2007 Swap Transaction	$(597)	$(2,325)	Interest expense, net; income tax expense	$(1,525)	$(4,500)
December 2007 Swap Transaction	(669)	(2,507)	Interest expense, net; income tax expense	(1,951)	(5,744)
March 2008 Swap Transaction	(247)	(1,010)	Interest expense, net; income tax expense	(758)	(2,219)
July 2012 Swap Transaction	—	—	Interest expense, net; income tax expense	—	—

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012 (in thousands):

	Fair Value Measurements as of September 30, 2012
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$2,495	$—	$2,495	$—

The carrying amount of accounts receivable at September 30, 2012, including $420.2 million of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of September 30, 2012, no assets or liabilities are measured at fair value on a nonrecurring basis.

13. Subsequent Events

On October 22, 2012, the Registrant announced that its wholly-owned subsidiary, United Stationers Supply Co. signed a stock purchase agreement to acquire 100% of the outstanding shares of O.K.I. Supply Co. (O.K.I.) for an all-cash purchase price of $90 million. The transaction is expected to be completed in November 2012, subject to customary closing conditions. United Stationers plans to fund this acquisition through a combination of cash on hand and cash available under its revolving credit facility.

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

Company Overview

The Company is a leading wholesale distributor of business products, with 2011 net sales of approximately $5.0 billion. The Company sells its products through a national distribution network of 60 distribution centers to approximately 25,000 resellers, who in turn sell directly to end consumers.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•

The Company’s “Winning-from-the-Middle” strategy has two primary components: 1) to strengthen and extend the Company’s core office products business, and 2) to diversify the Company’s portfolio into higher growth categories and channels.

In office products, the Company serves a diverse set of customers across many channels. The Company provides wholesale distribution services that allow its reseller customers to operate more efficiently and become more adaptable in today’s rapidly changing marketplace. This is enabled through a highly efficient supply chain and advanced logistics capabilities, coupled with marketing, merchandising, and e-businesses solutions. These offerings allow the Company’s customers to grow faster, better manage their working capital, and extend the depth and breadth of their product assortment. The Company is beginning to see long-term declining demand trends in certain office products categories as a result of the digitization of the workspace. In addition, online sales of these products continue to gain a larger share of the market. The Company’s core independent and national account customers value the scale and services that United provides in helping them succeed in this changing marketplace.

The Company’s acquisitions have extended its reach into the industrial and janitorial/breakroom categories. The recent agreement to acquire O.K.I. Supply Co. (O.K.I.), described in more detail below, demonstrates the Company’s strategic focus to expand the role of wholesale distribution services into areas where they are currently underpenetrated. The services and capabilities offered to customers in these categories are similar to those in office products. A common distribution and supply chain infrastructure is used across all categories to drive efficiencies in the supply chain. These efforts are continuing to prove the value of wholesale and continue to drive organic growth.

•

On October 22, 2012, the Company announced that USSC signed a stock purchase agreement to acquire 100% of the outstanding shares of O.K.I. for an all cash purchase price of $90 million. O.K.I. has annual revenues of approximately $150 million, offering 80,000 premium manufacturer-branded and private label products. The potential for accelerated growth and value creation from this acquisition is attractive given the Company’s unique nationwide pure wholesale distribution network, broad product offering, and marketing capabilities. O.K.I. sells to more than 9,000 independent distributors across multiple channels through nine distribution centers strategically located across the United States. It also has operations in Canada and Dubai, UAE that are positioned for strong growth. The acquisition is expected to be completed in November 2012.

•

In the short-term, the Company continues to: 1) increase investment in growth categories and channels, 2) optimize its distribution and transportation network, 3) align the organization’s structure around future priorities, 4) accelerate cost savings through its “War on Waste” or WOW program, and 5) strengthen its value proposition and improve margins.

•

As mentioned, the industry and marketplace continue to change quickly. Business and retail consumers are rapidly shifting their purchases of the product categories the Company offers from traditional “brick and mortar” channels to the internet. Many of the Company’s customers are growing rapidly online and new customers are emerging. The Company offers industry-leading fulfillment services along with content and marketing services to provide its customers with the scale and capabilities to succeed online.

•

Sales for the third quarter remained flat to the prior year quarter, after adjusting for one less selling day this quarter, at $1.29 billion. These sales reflected softening market conditions with industrial, janitorial/breakroom, and office product categories increasing 7.0%, 2.3%, and 1.3%, respectively. Technology category sales declined 4.5% and furniture category sales were down 2.9%.

•

The gross margin for the quarter was $203.8 million or 15.8% of sales, compared with $199.8 million or 15.3% of sales in the prior-year quarter. This 56 basis point improvement was positively impacted by higher inventory purchase-related supplier allowances.

•

Third quarter operating expenses were $140.1 million or 10.9% of sales, compared with $135.1 million or 10.3% of sales in the third quarter of 2011. Higher pension, healthcare and variable labor costs were partially offset by savings from WOW initiatives. The prior-year quarter also included a favorable resolution of a non-income based tax liability.

•	Operating income for the quarter ended September 30, 2012 was $63.6 million or 4.9% of sales, versus $64.6 million or 4.9% of sales in the third quarter of 2011.

•

Diluted earnings per share for the latest quarter were $0.91, compared with $0.81 in the prior-year period. Lower interest expense and lower average shares outstanding during the quarter benefited earnings per share.

•

Net cash provided by operating activities for the nine months ended September 30, 2012 was $155.7 million, compared with $99.5 million in the same period last year. Cash flow used in investing activities totaled $20.1 million in 2012, compared with $20.7 million in the same period last year. Capital spending is expected to be in the range of $30 million to $35 million for all of 2012.

•

On July 12, 2012, the Board approved a $0.13 per share dividend to shareholders of record at the close of business on September 14, 2012. The Company paid the dividend on October 15, 2012. On October 17, 2012, the Board approved a $0.14 per share cash dividend, an increase of 8%, to shareholders of record on December 14, 2012 and payable on January 15, 2013.

•

The Company currently has approximately $985 million of total committed debt capacity and $455 million of debt outstanding at September 30, 2012. Debt-to-total capitalization declined to 39.0% at September 30, 2012 from 40.4% at September 30, 2011. During the latest nine months, the Company paid $67.5 million to acquire approximately 2.4 million shares and paid cash dividends of $16.1 million to common shareholders.

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

•

In February 2012, the Company announced a distribution network optimization and targeted cost reduction program. Three distribution centers were closed during the first quarter and certain positions were eliminated. In addition, an organizational realignment eliminated certain management positions. The first quarter 2012 charge related to these actions totaled $6.2 million. The steps taken are expected to meet the strategic objectives set for them, as well as generate $5 million to $6 million in savings during 2012, with ongoing annual cost savings of $7 million to $8 million. The Company intends to continue investing the savings from these actions into growth and other initiatives. A fourth distribution center was closed during the second quarter of 2012 and the Company closed a fifth facility during the third quarter of 2012, with additional expenses and savings from these actions.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Company and Industry Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

Stock Repurchase Program

During the nine-month period ended September 30, 2012 and 2011, the Company repurchased 2,363,686 and 4,310,820 shares of USI’s common stock at an aggregate cost of $67.5 million and $137.7 million, respectively. Through October 26, 2012, the Company repurchased 2.5 million shares year-to-date for $69.9 million. As of that date, the Company had approximately $55.1 million remaining of existing share repurchase authorization from the Board of Directors.

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

Critical Accounting Policies, Judgments and Estimates

During the first nine months of 2012, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table presents operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	84.19	84.75	85.06	85.11

Gross margin	15.81	15.25	14.94	14.89

Operating expenses
Warehousing, marketing and administrative expenses	10.87	10.32	11.14	10.88

Operating income	4.94	4.93	3.80	4.01

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Income, Net Income and Earnings Per Share for the nine-month period ended September 30, 2012 and 2011 (in thousands, except per share data). The tables show Adjusted Operating Income, Net Income and Earnings per Share excluding the effects of a non-cash pre-tax equity compensation charge taken with respect to a transition agreement with the Company’s former chief executive officer in the second quarter of 2011, a non-cash, non-tax deductible asset impairment charge in the first quarter of 2011, and a pre-tax charge related to facility closures and severance costs in the first quarter of 2012. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Nine Months Ended September 30,
	2012		2011
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$3,836,032	100.00%	$3,804,110	100.00%

Gross profit	$572,946	14.94%	$566,362	14.89%

Operating expenses	$427,389	11.14%	$413,917	10.88%
Facility closures and severance charge	(6,247)	(0.16)%	—	—
Equity compensation—CEO transition	—	—	(4,409)	(0.12)%
Asset impairment charge	—	—	(1,635)	(0.04)%

Adjusted operating expenses	$421,142	10.98%	$407,873	10.72%

Operating income	$145,557	3.80%	$152,445	4.01%
Operating expense item noted above	6,247	0.16%	6,044	0.16%

Adjusted operating income	$151,804	3.96%	$158,489	4.17%

Net income	$78,905		$81,062
Operating expense item noted above	3,873		4,367

Adjusted net income	$82,778		$85,429

Diluted earnings per share	$1.91		$1.77
Per share operating expense item noted above	0.10		0.10

Adjusted diluted earnings per share	$2.01		$1.87

Adjusted diluted earnings per share—growth rate over the prior year period	7.5%

Weighted average number of common shares—diluted	41,229		45,718

Results of Operations—Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Net Sales. Net sales for the third quarter of 2012 were $1.29 billion, flat compared with the prior-year quarter, after adjusting for one less selling day in the third quarter 2012. The following table summarizes net sales by product category for the three-month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011 (1)
Technology products	$381,512	$406,029
Traditional office products (including cut-sheet paper)	361,911	363,085
Janitorial and breakroom supplies	326,521	324,254
Industrial supplies	99,261	94,248
Office furniture	86,165	90,169
Freight revenue	25,310	23,969
Services, Advertising and Other	7,995	8,275

Total net sales	$1,288,675	$1,310,029

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the third quarter of 2012 by 4.5% versus the third quarter of 2011, after adjusting for one less selling day in the current year quarter. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 29.6% of net sales for the third quarter of 2012. The decline versus the prior-year quarter was due to reduced sales of printer imaging supplies and the loss of some business at a key national account customer in the second half of 2011.

Sales of traditional office products increased in the third quarter of 2012 by 1.3% versus the third quarter of 2011, after adjusting for one less selling day. Traditional office supplies represented 28.1% of the Company’s consolidated net sales for the third quarter of 2012. Within this category, growth was driven by cut-sheet paper, private brands, new channels, and public sector penetration partially offset by the loss of some business with a key national account customer.

Sales in the janitorial and breakroom supplies product category increased 2.3% in the third quarter of 2012, adjusted for selling days, compared to the third quarter of 2011. This category accounted for 25.3% of the Company’s third quarter of 2012 consolidated net sales. The category faced challenging comparisons with last year’s third quarter, which was aided by strong inflation and the addition of a key national account customer. In this year’s quarter, inflation was negligible and some other national account business shifted to direct purchases from manufacturers. Despite these factors, the Company’s janitorial and breakroom growth continued to outperform the underlying market.

Industrial supplies sales in the third quarter of 2012 increased 7.0%, adjusted for selling days, compared to the same prior-year period. Sales of industrial supplies accounted for 7.7% of the Company’s net sales for the third quarter of 2012. Sales growth in industrial supplies reflected a moderation in market growth rates that began in the second quarter 2012. The Company nevertheless continued to outperform the market in this category and growth began to accelerate towards the end of the quarter.

Office furniture sales in the third quarter of 2012 declined 2.9% compared to the third quarter of 2011, after adjusting for one less selling day. Office furniture accounted for 6.7% of the Company’s third quarter of 2012 consolidated net sales. This decline was due to the shift of some national account business to direct purchases from manufacturers and decreased end user demand.

The remaining 2.6% of the Company’s third quarter 2012 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the third quarter of 2012 was $203.8 million, compared to $199.8 million in the third quarter of 2011. The gross margin rate of 15.8% was up 56 basis points (bps) from the prior-year quarter gross margin rate of 15.3%. Gross margin was positively affected by lower cost of goods sold primarily driven by inventory purchase-related supplier allowances (70 bps) and lower advertising costs (10 bps) as well as ongoing War on Waste (WOW) initiatives. These improvements were partially offset by increased obsolescence costs (10 bps), increased LIFO expense (10 bps), and ongoing competitive pricing pressures.

Operating Expenses. Operating expenses for the latest quarter were $140.1 million or 10.9% of sales, compared with $135.1 million or 10.3% of sales in the same period last year. Operating expenses in the third quarter 2012 were affected by higher pension expense (10 bps), health care costs (5 bps), labor expense (10 bps), variable management compensation costs (10 bps), and workers compensation costs (10 bps). In addition, the prior-year quarter included a favorable resolution of a non-income based tax liability (15 bps). These items were partially offset by a decrease in bad debt expense (10 bps) and by continued success with WOW efforts.

Interest Expense, net. Interest expense, net for the third quarter of 2012 was $4.7 million, down by $2.3 million from the same period in 2011, mainly due to the maturity of two interest rate swaps since the prior year quarter.

Income Taxes. Income tax expense was $22.2 million for the third quarter of 2012, compared with $21.8 million for the same period in 2011. The Company’s effective tax rate was 37.6% for the current-year quarter and 37.8% for the same period in 2011.

Net Income. Net income for the third quarter of 2012 totaled $36.8 million, or $0.91 per diluted share, compared with net income of $35.8 million, or $0.81 per diluted share for the same three-month period in 2011. Lower average shares outstanding due to ongoing stock repurchases contributed approximately 6 cents per share to the current quarter results.

Results of Operations—Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Net Sales. Net sales for the first nine months of 2012 were $3.84 billion, up 1.4%, after adjusting for one less selling day in 2012, compared with sales of $3.80 billion for the same nine-month period of 2011. The following table summarizes net sales by product category for the nine-month periods ended September 30, 2012 and 2011 (in millions):

	Nine Months Ended September 30,
	2012(1)	2011(1)
Technology products	$1,174,124	$1,236,068
Traditional office products (including cut-sheet paper)	1,047,249	1,045,248
Janitorial and breakroom supplies	971,704	917,211
Industrial supplies	297,010	263,184
Office furniture	248,344	251,493
Freight revenue	73,585	67,807
Services, Advertising and Other	24,016	23,099

Total net sales	$3,836,032	$3,804,110

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the first nine months of 2012 by 4.5% versus the first nine months of 2011, after adjusting for one less selling day in the current year. This category accounted for 30.6% of net sales for the first nine months of 2012. The loss of some business from a key national account customer negatively impacted this category as well as reduced sales of printer imaging supplies.

Sales of traditional office products were up 0.7% in the first nine months of 2012 compared to the first nine months of 2011, after adjusting for one less selling day. Traditional office supplies represented 27.3% of the Company’s consolidated net sales for the first nine months of 2012. Within this category, cut-sheet paper sales drove growth. Additionally, increased sales of private brands and growth in new channels and public sector sales were offset by the loss of some national account business.

Sales in the janitorial and breakroom supplies product category increased 6.5% in the first nine months of 2012, adjusted for selling days, compared to the first nine months of 2011. This category accounted for 25.3% of the Company’s first nine months of 2012 consolidated net sales. While the Company’s growth rate in this category has moderated, it has continued to outperform the underlying market growth. This has been the result of continued execution of growth initiatives, new channel sales growth, and new national account business that more than offset the shift of other national account business to direct purchases from manufacturers.

Industrial supplies sales in the first nine months of 2012 increased 13.4% compared to the same prior-year period, after adjusting for one less selling day. Sales of industrial supplies accounted for 7.7% of the Company’s net sales for the first nine months of 2012. Industrial sales growth continued to reflect a positive economic environment in this category, growth from strategic investments, and execution of sales initiatives.

Office furniture sales in the first nine months of 2012 were down 0.7% compared to the first nine months of 2011, after adjusting for selling days. Office furniture accounted for 6.5% of the Company’s consolidated net sales for the first nine months of 2012. This slight decrease demonstrates a decrease in end-user demand for value products and growth with furniture-focused dealers and the loss of some national account business.

The remaining 2.6% of the Company’s first nine months of 2012 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first nine months of 2012 was $572.9 million, compared to $566.4 million in 2011. The gross margin rate of 14.9% was flat to the rate for the first nine months of the prior year. Gross margin was impacted by increased obsolescence charges (10 bps), increased LIFO expense (15 bps), as well as continued competitive pricing pressures. These items were offset by higher inventory purchase-related supplier allowances (10 bps), increased advertising margins (10 bps), and continued success from WOW initiatives.

Operating Expenses. Operating expenses for the first nine months of 2012 totaled $427.4 million, or 11.1% of net sales, compared with $413.9 million, or 10.9% of net sales in the first nine months of 2011. Excluding the $6.2 million network optimization and cost reduction charge in the first nine months of 2012, and the $4.4 million equity compensation charge and $1.6 million asset impairment charge related to an equity investment in the first nine months of 2011, adjusted operating expenses were $421.1 million, or 11.0% of sales in 2012, compared with $407.9 million, or 10.7% of sales in 2011. Operating expenses reflected increased employee-related costs including higher pension costs (10 bps), healthcare costs (10 bps), labor cost (5 bps), and workers compensation insurance (5 bps) offset by lower bad debt expense (5 bps).

Interest Expense, net. Interest expense, net for the first nine months of 2012 was $18.9 million, down by $1.2 million from the same period in 2011, primarily due to the maturity of two interest rate swap agreements during the first nine months of 2012.

Income Taxes. Income tax expense was $47.7 million for the first nine months of 2012, compared with $50.9 million for the same period in 2011. The Company’s effective tax rate was 37.7% for the first nine months of 2012 and 38.6% for the same period in 2011. The primary difference relates to lower non-deductible expenses combined with favorable discrete items in 2012.

Net Income. Net income for the first nine months of 2012 totaled $78.9 million, or $1.91 per diluted share, compared with net income of $81.1 million, or $1.77 per diluted share for the same nine-month period in 2011. Adjusted for the impact of the network optimization and cost reduction charge in the first nine months of 2012, and the equity compensation charge and the non-tax deductible asset impairment charge related to an equity investment in the first nine months of 2011, net income was $82.8 million, or $2.01 per diluted share, compared with net income of $85.4 million, or $1.87 per diluted share for the same nine-month period in 2011. Diluted earnings per share were benefited by continued share repurchases over the trailing twelve months which have lowered the Company’s diluted average shares outstanding.

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	September 30, 2012	December 31, 2011
2011 Credit Agreement	$210.0	$361.8
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program, maturing in 2013	110.0	—

Debt	455.0	496.8
Stockholders’ equity	710.8	704.7

Total capitalization	$1,165.8	$1,201.5

Adjusted debt-to-total capitalization ratio	39.0%	41.3%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of September 30, 2012, is summarized below (in millions):

Availability

Maximum financing available under:
2011 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	150.0

Maximum financing available		$985.0

Amounts utilized:
2011 Credit Agreement	210.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	110.0
Outstanding letters of credit	10.2

Total financing utilized		465.2

Available financing, before restrictions		519.8
Restrictive covenant limitation		95.9

Available financing as of September 30, 2012		$423.9

(1)	The Receivables Securitization Program provides for maximum funding available of the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

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

Contractual Obligations

At the end of the nine-month period ending September 30, 2012, the Company had new outstanding borrowings of $110 million under the Receivables Securitization Program. Additionally during the nine-month period ending September 30, 2012, the Company entered into several operating lease extensions committing the Company to an additional $36.3 million in contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

On September 21, 2011, USI and USSC entered into a Third Amended and Restated Five-Year Revolving Credit Agreement (the “2011 Credit Agreement”) with U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents; Bank of America, N.A. and PNC Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders identified therein. The 2011 Credit Agreement is a revolving credit facility with an aggregate committed principal amount of $700 million. The 2011 Credit Agreement also provides a sublimit for the issuance of letters of credit in an aggregate amount not to exceed $100 million at any one time and provides a sublimit for swing line loans in an aggregate outstanding principal amount not to exceed $50 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swing line loans under the facility reduce the remaining availability under the 2011 Credit Agreement. The Company had outstanding letters of credit under the 2011 Credit Agreement of $10.2 million and $10.3 million as of September 30, 2012 and December 31, 2011, respectively. Subject to the terms and conditions of the 2011 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1 billion.

Borrowings under the 2011 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2011 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio (calculated as provided in Section 6.20 of the 2011 Credit Agreement) (the “Leverage Ratio”). In addition, the Company is required to pay the lenders a fee on the unutilized portion of the commitments under the 2011 Credit Agreement at a rate per annum determined based on the Company’s Leverage Ratio.

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

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to Bank of America. The Program provides for maximum funding available of the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the Program are repaid and the Program has been terminated. The maturity date of the Program is November 23, 2013, subject to the extension of the commitments of the investors under the Program, which expire on January 18, 2013.

The receivables sold to the Investor remain on USI’s Condensed Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor are recorded as debt on USI’s Condensed Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Condensed Consolidated Statements of Income. As of September 30, 2012 and December 31, 2011, $420.2 million and $421.0 million, respectively, of receivables had been sold to Bank of America. At September 30, 2012, $110 million had been borrowed by USR related to these receivables sold. No amounts had been borrowed as of December 31, 2011.

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

At September 30, 2012 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in a $1.6 million increase or decrease in annualized interest expense on a pre-tax basis, and upon cash flows from operations.

Refer to Note 7, “Debt”, for further descriptions of the provisions of 2007 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the nine-month periods ended September 30, 2012 and 2011 are summarized below (in thousands):

	For the Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$155,704	$99,489
Net cash used in investing activities	(20,127)	(20,724)
Net cash used in financing activities	(126,218)	(89,545)

Cash Flow From Operations

Net cash provided by operating activities for the nine months ended September 30, 2012 totaled $155.7 million, compared with $99.5 million in the same nine-month period of 2011. This increase in cash flows was positively affected by lower working capital requirements, primarily from improved receivables collections with an increase in receivables and successful inventory management. Cash flow for the nine-month period ending September 30, 2012 was also impacted by an outflow of $13.0 million related to pension plan contributions in the first quarter which was partially offset by an approximate $10.0 million inflow related to an income tax refund.

Cash Flow From Investing Activities

Net cash used in investing activities for the first nine months of 2012 was $20.1 million, compared to net cash used in investing activities of $20.7 million for the nine months ended September 30, 2011. For the full year 2012, the Company expects capital spending to be in the range of $30 million to $35 million.

Cash Flow From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 totaled $126.2 million, compared with $89.5 million net cash used in the prior-year period. Cash used during the first nine months of 2012 in financing activities was impacted by $67.5 million in share repurchases, payment of cash dividends of $16.1 million, and by $41.7 million in net repayments under debt arrangements.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first nine months of 2012 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of September 30, 2012, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the nine-month periods ended September 30, 2012 and 2011, the Company repurchased 2,363,686 and 4,310,820 shares of USI’s common stock at an aggregate cost of $67.5 million and $137.7 million, respectively. On February 24, 2012, the Company announced that its Board of Directors authorized the purchase of an additional $100.0 million of the Company’s common stock. The Company repurchased 2.5 million shares for $69.9 million year-to-date through October 26, 2012. As of that date, the Company had approximately $55.1 million remaining of existing share repurchase authorization from the Board of Directors.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2012 to July 31, 2012	98,537	$26.78	98,537	$68,052,042
August 1, 2012 to August 31, 2012	286,238	24.92	286,238	60,920,010
September 1, 2012 to September 30, 2012	135,195	25.34	135,195	57,494,051

Total Third Quarter	519,970	$25.38	519,970	$57,494,051

ITEM 6.	EXHIBITS

(a)	Exhibits

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

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

10.1	Seventh Amendment to Transfer and Administration Agreement, dated July 18, 2012, among United Stationers Supply Co., United Stationers Receivables, LLC, United Stationers Financial Services LLC, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 23, 2012)

10.2*	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Long-Term Incentive Plan**

31.1*	Certification of Chief Executive Officer, dated as of October 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of October 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of October 30, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on October 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2012 and 2011, (ii) the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*	- Filed herewith
**	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC. (Registrant)

Date: October 30, 2012	/s/ Fareed A. Khan
Fareed A. Khan Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)