Form 10-K
period 2012-12-31
UNITED STATIONERS INC
filed 2013-02-22
CIK 355999

United States

Securities and Exchange Commission

Washington, DC 20549

(Mark one)	FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2012 was approximately $1.093 billion.

On February 15, 2013, United Stationers Inc. had 40,391,103 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.’s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.

FORM 10-K

For The Year Ended December 31, 2012

PART I

ITEM 1.  BUSINESS.

General

United Stationers Inc. is a leading national wholesale distributor of business products, with consolidated net sales of $5.1 billion. United stocks a broad and deep line of over 130,000 products, including technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. With the acquisition of O.K.I. Supply Co. (OKI) in November 2012, the Company now has operations in Canada and Dubai, United Arab Emirates (UAE). The Company’s network of 72 distribution centers allows it to ship products to approximately 25,000 reseller customers, enabling the Company to ship most products overnight to more than 90% of the U.S. and next day delivery to major cities in Mexico and Canada.

Except where otherwise noted, the terms “United” and “the Company” refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. (USI), was incorporated in 1981 in Delaware. USI’s only direct wholly owned subsidiary—and its principal operating company—is United Stationers Supply Co. (USSC), incorporated in 1922 in Illinois.

Products

United stocks over 130,000 products in these categories:

Technology Products. The Company is a leading national wholesale distributor of computer supplies and peripherals. It stocks approximately 15,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated about 31% of the Company’s 2012 consolidated net sales.

Traditional Office Products. The Company is one of the largest national wholesale distributors of a broad range of office supplies. It carries over 25,000 brand-name and private label products, such as filing and record storage products, business machines, presentation products, writing instruments, paper products, shipping and mailing supplies, calendars and general office accessories. These products contributed approximately 27% of net sales during the year.

Janitorial and Breakroom Supplies. United is a leading wholesaler of janitorial and breakroom supplies throughout the nation. The Company holds over 13,000 items in these lines: janitorial and breakroom supplies (cleaners and cleaning accessories), foodservice consumables (such as disposable cups, plates and utensils), safety and security items, and paper and packaging supplies. This product category provided about 25% of the latest year’s net sales primarily from Lagasse, Inc. (Lagasse), a wholly owned subsidiary of USSC.

Industrial Supplies. With the acquisition of OKI, United increased its industrial supplies stock to over 75,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items and oil field and welding supplies. In 2012, this product category accounted for roughly 8% of the Company’s net sales.

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

United offers private brand products within each of its product categories to help resellers provide quality value-priced items to their customers. These include Innovera® technology products, Universal® office products, Windsoft® paper products, Boardwalk® and UniSan® janitorial and sanitation products, Alera® office furniture, and Anchor Brand® and Best Welds ® welding, industrial, safety and oil field pipeline products.

During 2012, private brand products accounted for approximately 16% of United’s net sales.

Customers

United serves a diverse group of approximately 25,000 customers. They include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. The Company had one customer, W.B. Mason Co., Inc., which constituted 11.6% of its 2012 consolidated net sales. No other single customer accounted for more than 10% of 2012 consolidated net sales.

Sales to independent resellers—which include United Stationers Supply, Lagasse and ORS Nasco resellers, as well as new channel customers—contributed approximately 88% of consolidated net sales. The Company provides these customers with value-added services designed to help them market their products and services while improving operating efficiencies and reducing costs. National accounts comprised about 12% of the Company’s 2012 consolidated net sales.

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

United’s marketing and logistic capabilities differentiate the Company from its competitors by providing exceptional value-added services to resellers:

•	A broad line of products for one-stop shopping with high levels of products in stock, and an average line fill rate better than 97% in 2012;
•	Comprehensive printed product catalogs for easy shopping and reference guides as well as digital catalogs and search capabilities to power e-commerce Web sites;
•	Advanced e-business capabilities including software alternatives to help reseller customers run their businesses and to help resellers and suppliers target profitable growth opportunities;
•	Delivery of integrated marketing campaigns that include annual marketing planning, the use of direct mail and emails, customer business reviews, and enhanced reseller branding;
•	Extensive promotional materials and marketing programs to increase sales and build loyalty;
•	Efficient order processing, resulting in a 99.7% order accuracy rate for the year;
•	High-quality customer service from several state-of-the-art customer care centers;
•	National distribution capabilities that enable the Company to ship most products overnight to more than 90% of the U.S. and next day delivery to major cities in Mexico and Canada;
•	Training programs designed to help resellers improve their sales and marketing techniques;
•	End-consumer research to help resellers better understand their markets.

United’s marketing programs emphasize two other major strategies. First, the Company produces product content that is used to populate an extensive array of print and electronic catalogs for business product resellers. The printed catalogs usually are customized with each reseller’s name, then sold to the resellers who, in turn, distribute them to their customers. In addition, the Company typically produces a number of promotional publications each quarter. United also develops separate monthly, quarterly and semi-annual publications covering most of its product categories, including its private brand lines that offer a large selection of popular commodity products. United sends out weekly emails as part of its eDeals program to drive sales and promote specific products and solutions. Since catalogs and electronic content provide product exposure to end consumers and generate demand, United tries to maximize their distribution on behalf of its suppliers and customers.

Second, United provides its resellers with a variety of dealer support and marketing services. These programs are designed to help resellers differentiate themselves by making it easier for customers to buy from them, and often allow resellers to reach customers they had not traditionally served.

Resellers can place orders with the Company through a variety of electronic order entry systems or by phone, fax and e-mail. Electronic order entry systems allow resellers to forward their customers’ orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2012, United received approximately 94% of its orders electronically.

Distribution

The Company uses a network of 72 distribution centers to provide over 130,000 items on a national basis to approximately 25,000 reseller customers. This network, combined with the Company’s depth and breadth of inventory in technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies, enables the Company to ship most products on an overnight basis to more than 90% of the U.S. and next day delivery to major cities in Mexico and Canada. United’s domestic operations generated approximately $5.0 billion of its approximately $5.1 billion in 2012 consolidated net sales, with its international operations contributing another $0.1 billion to 2012 net sales.

Distribution centers are supplemented with 38 re-distribution points across the nation to facilitate delivery. United has a dedicated fleet of approximately 526 trucks, most of which are under contract to the Company. This enables United to make direct deliveries to resellers from regional distribution centers and local distribution points.

The “Wrap and Label” program is another important service for resellers. It gives resellers the option to receive individually packaged orders ready to be delivered to their end consumers. For example, when a reseller places orders for several individual consumers, United can pick and pack the items separately, placing a label on each package with the consumer’s name, ready for delivery to the end consumer by the reseller. Resellers benefit from the “Wrap and Label” program because it eliminates the need to break down bulk shipments and repackage orders before delivering them to consumers.

In addition to providing value-adding programs for resellers, United also remains committed to reducing its operating costs. The Company continues to target the removal of costs through a combination of new and continuing activities. These activities include process improvement and work simplification activities that help increase efficiency throughout the business and improve customer satisfaction.

Purchasing and Merchandising

As a leading wholesale distributor of business products, United leverages its broad product selection as a key merchandising strategy. The Company orders products from approximately 1,400 manufacturers. This purchasing volume means United receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2012, United’s largest supplier was Hewlett-Packard Company, which represented approximately 18% of its total purchases.

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

Employees

As of February 15, 2013, United employed approximately 6,100 people.

Management believes it has good relations with its associates. Approximately 580 of the shipping, warehouse and maintenance associates at certain of the Company’s Baltimore, Los Angeles and New Jersey distribution centers are covered by collective bargaining agreements. The bargaining agreements in the Los Angeles and New Jersey distribution centers were successfully renegotiated in 2011 and are set to expire in 2014. The bargaining agreement in Baltimore was renegotiated in 2012 and is scheduled to expire in 2015. The Company has not experienced any work stoppages during the past five years.

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

The customers that United serves are affected by changes in economic conditions outside the Company’s control, including national, regional and local slowdowns in general economic activity and job markets. Demand for the products and services the Company offers, particularly in the office product, technology and furniture categories, is affected by the number of white collar and other workers employed by the businesses United’s customers serve. The persistent high unemployment rates in recent years have adversely affected United’s results of operations. If employment continues to grow at a slow rate, demand for the products the Company sells will be adversely affected.

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

In 2012 United’s largest customer accounted for 11.6% of net sales and United’s top five customers accounted for approximately 26% of net sales. Increasing direct purchases by major customers from manufacturers, as well as the loss of one or more key customers, changes in the sales mix or sales volume to key customers, or a significant downturn in the business or financial condition of any of them could significantly reduce United’s sales and profitability.

United’s reliance on supplier allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives that are often based on volume contribute significantly to United’s profitability. If United does not comply with suppliers’ terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, United may not earn certain allowances and promotional incentives. Additionally, suppliers may reduce the allowances they pay United if they conclude that the value United creates does not justify the allowances. If United’s suppliers reduce or otherwise alter their allowances or promotional incentives, United’s profit margin for the sale of the products it purchases from those suppliers may decline. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company’s results of operation.

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

The Company operates in a competitive environment. Competition is based largely upon service capabilities and price, as the Company’s competitors include wholesalers that offer products that are the same as or similar to the products the Company offers to the same customers or potential customers. United also faces competition from some of its own suppliers, which sell their products directly to United’s customers. These competitive pressures are exacerbated by the ongoing decline in the overall demand for office products, driven in part by changes in technology that alter the types of office products consumers’ use. The competitive arena is also increasingly shifting online. The Company’s financial condition and results of operations depend on its ability to compete effectively on price, product selection and availability, marketing support, logistics and other ancillary services; diversify its product offering; and provide services and capabilities that enable its customers to succeed online.

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

To maximize supplier allowances and minimize excess and obsolete inventory, United must project end-consumer demand for over 130,000 items in stock. If United underestimates demand for a particular manufacturer’s products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If United overestimates demand, it may have to liquidate excess or obsolete inventory at a loss.

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

Historically, part of United’s growth and expansion into new product categories or markets has come from targeted acquisitions. Going forward, United may not be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired business systems and personnel with United’s business; the potential loss of key employees, customers or suppliers; the assumption of liabilities and exposure to unforeseen liabilities of acquired companies; the difficulties in achieving target synergies; and the diversion of management attention and resources from existing operations. Difficulties in identifying, completing or integrating acquisitions could impede United’s revenues, profitability and net worth. In addition, some of the Company’s acquisitions have included foreign operations, and future acquisitions may increase United’s international presence. International operations present a variety of unique risks, including the costs and difficulties of managing foreign enterprises, limitations on the repatriation and investment of funds, currency fluctuations, cultural differences that affect customer preferences and business practices, and unstable political or economic conditions. There can be no assurance that United will manage these risks effectively.

The security of private information United’s customers provide to the Company could be compromised.

Through United’s sales, marketing and e-commerce activities, the Company collects and stores personally identifiable information and credit card data that customers provide when they buy products or services, enroll in promotional programs, or otherwise communicate with United. United also gathers and retains information about its employees in the normal course of business. United uses vendors to assist with certain aspects of United’s business and, to enable the vendors to perform services for United, the Company shares some of the information provided by customers and employees. Similarly, to enable United to provide goods and services to its customers, United’s customers share with United information their customers provide to them. Loss or disclosure of customer or business information by United or its vendors could disrupt the Company’s operations and expose United to claims from customers, financial institutions, regulators, payment card associations and other persons, any of which could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, compliance with more stringent privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

The Company is subject to costs and risks associated with laws, regulations, and industry standards affecting United’s business.

United is subject to a wide range of state, federal and foreign laws and industry standards, including laws and standards regarding labor and employment, government contracting, product liability, the storage and transportation of hazardous materials, privacy and data security, imports and exports, and intellectual property, as well as laws relating to the Company’s international operations, including the Foreign Corrupt Practices Act and foreign tax laws. These laws, regulations and standards may change, sometimes significantly, as a result of political or economic events. The complex legal and regulatory environment exposes United to compliance and litigation costs and risks that could materially affect United’s operations and financial results.

United’s financial condition and results of operation depend on the availability of financing sources to meet its business needs.

The Company depends on various external financing sources to fund its operating, investing, and financing activities. The Company’s financing agreements include covenants by the Company to maintain certain financial ratios and comply with other obligations. If the Company violates a covenant or otherwise defaults on its obligations under a financing agreement, the Company’s lenders may refuse to extend additional credit, demand repayment of outstanding indebtedness and terminate the financing agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included below under Item 7.

The Company’s primary external financing sources terminate or mature in one to three years. If the Company defaults on its obligations under a financing agreement or is unable to obtain or renew financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

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

ITEM 1B.  UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.  PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. Substantially all owned facilities are subject to liens under USSC’s debt agreements (see the information under the caption “Liquidity and Capital Resources” included below under Item 7). As of December 31, 2012, these properties consisted of the following:

Offices. The Company leases approximately 205,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally the Company owns 49,000 square feet of office space in Orchard Park, New York and leases 39,000 square feet of office space in Tulsa, Oklahoma, 20,000 square feet in Muskogee, Oklahoma and 16,300 square feet in Denver, Colorado.

Distribution Centers. The Company utilizes 72 distribution centers totaling approximately 12.5 million square feet of warehouse space. Of the 12.5 million square feet of distribution center space, 2.2 million square feet is owned and 10.3 million square feet is leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2012.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
P. Cody Phipps 51, President and Chief Executive Officer	P. Cody Phipps was promoted to Chief Executive Officer in May 2011. Prior to that time he served as the Company’s President and Chief Operating Officer from September 2010 and as the Company’s President, United Stationers Supply from October 2006 to September 2010. He joined the Company in August 2003 as its Senior Vice President, Operations. Prior to joining the Company, Mr. Phipps was a partner at McKinsey & Company, Inc., a global management consulting firm where he led the firm’s North American Operations Effectiveness Practice and co-founded and led its Service Strategy and Operations Initiative. Prior to joining McKinsey, Mr. Phipps worked as a consultant with The Information Consulting Group, a systems consulting firm, and as an IBM account marketing representative.

S. David Bent 52, Senior Vice President and Chief Information Officer	S. David Bent was named as the Company’s Senior Vice President, eBusiness Services and Corporate Chief Information officer in July 2009. He joined the Company as its Senior Vice President and Chief Information Officer in May 2003. From August 2000 until such time, Mr. Bent served as the Corporate Vice President and Chief Information Officer of Acterna Corporation, a multi-national telecommunications test equipment and services company, and also served as General Manager of its Software Division from October 2002. Previously, he spent 18 years with the Ford Motor Company. During his Ford tenure, Mr. Bent most recently served during 1999 and 2000 as the Chief Information Officer of Visteon Automotive Systems, a tier one automotive supplier, and from 1998 through 1999 as its Director, Enterprise Processes and Systems.

Eric A. Blanchard 56, Senior Vice President, General Counsel and Secretary	Eric A. Blanchard has served as the Company’s Senior Vice President, General Counsel and Secretary since January 2006. From November 2002 until December 2006 he served as the Vice President, General Counsel and Secretary at Tennant Company. Previously Mr. Blanchard was with Dean Foods Company where he held the positions of Chief Operating Officer, Dairy Division from January 2002 to October 2002, Vice President and President, Dairy Division from 1999 to 2002 and General Counsel and Secretary from 1988 to 1999.

Timothy P. Connolly 49, President, Operations and Logistics Services	Timothy P. Connolly was named as the Company’s President, Operations and Logistics Services in January 2011. Prior to this position he served as Senior Vice President, Operations from December 2006. From February 2006 to December 2006, Mr. Connolly was Vice President, Field Operations Support and Facility Engineering at the Field Support Center. He joined the Company in August 2003 as Region Vice President Operations, Midwest. Before joining the Company, Mr. Connolly was the Regional Vice President, Midwest Region for Cardinal Health where he directed operations, sales, human resources, finance, and customer service for one of Cardinal’s largest pharmaceutical distribution centers.

Name, Age and Position with the Company	Business Experience
Barbara J. Kennedy 46, Senior Vice President, Human Resources	Barbara J. Kennedy has been United Stationers’ Senior Vice President, Human Resources since August 2008. Before she joined the Company, Ms. Kennedy held various human resources management positions, serving most recently as Executive Vice President, Human Resources, Safety, Recruiting and Driver Services for Swift Transportation. Prior to joining Swift, she served as Vice President, Human Resources at Barr-Nunn Transportation.

Fareed A. Khan 47, Senior Vice President and Chief Financial Officer	Fareed A. Khan was appointed to the position of Senior Vice President and Chief Financial Officer effective July 18, 2011. Prior to his new position, he spent 12 years with USG Corporation where he most recently served as executive vice president, finance and strategy. His responsibilities included leading all finance, accounting, corporate strategy, information technology, pension, and investor relations activities. Prior to that, Mr. Khan served as president and chief executive officer of USG Building Systems, USG Corporations largest operating unit comprised of the United States Gypsum Company and USG Interiors Inc. Other senior level management positions held by Mr. Khan at USG included a variety of strategy, business development, marketing, supply chain management, and general management roles. Before joining USG in 1999, Mr. Khan was a consultant with McKinsey & Company, where he served global clients on a variety of projects including acquisition analysis, supply chain optimization, and organization redesign.

Todd A. Shelton 46, President, United Stationers Supply	Todd Shelton was appointed President, United Stationers Supply, on September 1, 2010. Prior to his new position, he served as President of Lagasse, Inc., a wholly-owned subsidiary of United Stationers Supply Co. Mr. Shelton previously held the position of Chief Operating Officer of Lagasse following the acquisition of the Sweet Paper Sales Company in 2005. He joined Lagasse in 2001 as Vice President, Finance and has held various leadership roles in sales, customer service, operations, and procurement. Before joining Lagasse, Mr. Shelton was a Partner and Vice President, Marketing at Wes-Pak, Inc., a privately-held manufacturer of retail and medical products. He began his career at Baxter Healthcare with roles in finance, IT, sales and marketing.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI’s common stock is quoted through the NASDAQ Global Select Market (“NASDAQ”) under the symbol USTR. The following table shows the high and low closing sale prices per share for USI’s common stock as reported by NASDAQ:

	High	Low
2012
First Quarter	$34.73	$28.81
Second Quarter	30.83	24.64
Third Quarter	27.79	24.19
Fourth Quarter	31.39	26.09
2011
First Quarter	$35.71	$31.05
Second Quarter	37.06	32.68
Third Quarter	36.38	26.04
Fourth Quarter	34.52	26.01

On February 15, 2013, the closing sale price of Company’s common stock as reported by NASDAQ was $34.70 per share. On February 15, 2013, there were approximately 501 holders of record of common stock. A greater number of holders of USI common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph compares the performance of the Company’s common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line’s Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2007 in the Company’s common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

	2007	2008	2009	2010	2011	2012
United Stationers (USTR)	$100.00	$72.47	$123.09	$138.09	$143.25	$138.95
NASDAQ (U.S. Companies)	$100.00	$61.17	$87.93	$104.13	$104.68	$123.84
Value Line Office Equipment	$100.00	$71.04	$98.15	$114.00	$85.81	$80.96

Common Stock Repurchases

During 2012, the Company repurchased 2.5 million shares of common stock at an aggregate cost of $69.9 million. During 2011, the Company repurchased 5.1 million shares of common stock at an aggregate cost of $162.7 million. As of February 15, 2013, the Company had approximately $55.1 million remaining under share repurchase authorizations from its Board of Directors.

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

The following table reports purchases of equity securities during the fourth quarter of fiscal 2012 by the Company and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2012 to October 31, 2012	90,351	$26.57	90,351	$55,093,151
November 1, 2012 to November 30, 2012	—	—	—	55,093,151
December 1, 2012 to December 31, 2012	—	—	—	55,093,151

Total Fourth Quarter	90,351	$26.57	90,351	$55,093,151

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

The following table sets forth the quarterly dividends paid by the Company over the past two years.

Board Approval	Record Date	Payment Date	Dividend Per Share
March 1, 2011	March 15, 2011	April 15, 2011	$0.13
May 11, 2011	June 15, 2011	July 15, 2011	$0.13
July 14, 2011	September 15, 2011	October 14, 2011	$0.13
October 19, 2011	December 15, 2011	January 13, 2012	$0.13
February 24, 2012	March 15, 2012	April 13, 2012	$0.13
May 16, 2012	June 15, 2012	July 13, 2012	$0.13
July 12, 2012	September 14, 2012	October 15, 2012	$0.13
October 17, 2012	December 14, 2012	January 15, 2013	$0.14

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2008 through 2012 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, and reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Net sales	$5,080,106	$5,005,501	$4,832,237	$4,710,291	$4,986,878
Cost of goods sold	4,305,502	4,265,422	4,101,682	4,019,650	4,246,199

Gross profit	774,604	740,079	730,555	690,641	740,679
Operating expenses (1):
Warehousing, marketing and administrative expenses	573,693	541,752	520,754	503,013	548,222

Operating income	200,911	198,327	209,801	187,628	192,457
Interest expense	23,619	27,592	26,229	27,797	28,563
Interest income	(343)	(223)	(237)	(474)	(1,048)
Other (income) expense, net (2)	—	(1,918)	809	204	8,079

Income from continuing operations before income taxes	177,635	172,876	183,000	160,101	156,863
Income tax expense	65,805	63,880	70,243	59,116	58,449

Net income	$111,830	$108,996	$112,757	$100,985	$98,414

Net income per share—basic:
Net income per common share—basic	$2.77	$2.49	$2.43	$2.16	$2.09

Net income per share—diluted:
Net income per common share—diluted	$2.73	$2.42	$2.34	$2.10	$2.06

Cash dividends declared per share	$0.53	$0.52	$—	$—	$—

Balance Sheet Data:
Working capital (3)	$755,578	$767,761	$750,653	$721,503	$807,631
Total assets (3)	2,075,204	1,994,882	1,908,663	1,808,516	1,881,516
Total debt (4)	524,376	496,757	441,800	441,800	663,100
Total stockholders’ equity	738,092	704,679	759,598	706,713	565,638

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$189,814	$130,363	$114,823	$239,395	$(129,305)
Net cash used in investing activities	(107,266)	(27,918)	(42,745)	(14,829)	(28,366)
Net cash (used in) provided by financing activities	(63,457)	(111,929)	(69,355)	(216,667)	146,430

(1)	Includes severance and other charges/reversals and gains in the following years: 2012—$6.2 million charge for a distribution network optimization and cost reduction program. 2011—$0.7 million reversal of a charge for early retirement/workforce realignment, $4.4 million charge for a transition agreement with the company’s former Chief Executive Officer, and a $1.6 million asset impairment charge. 2010—$11.9 million liability reversal for vacation pay policy change, $8.8 million liability reversal for Retiree Medical Plan termination, and $9.1 million charge for early retirement/workforce realignment. 2009—$3.4 million severance charge. 2008—$9.8 million gain on sales of three buildings and an unfavorable $6.7 million asset impairment charge.

(2)	Primarily represents items in the following years: 2011—a reversal of prior acquisition earn-out and deferred payment liabilities. 2010—an accounting charge to bring prior acquisition earn-out liabilities to fair value. 2008 through 2009—a loss on the sale of certain trade accounts receivable through the Company’s Prior Receivables Securitization Program.
(3)	In accordance with Generally Accepted Accounting Principles (“GAAP”), working capital and total assets in 2008 exclude $23.0 million of certain trade accounts receivable sold through the Company’s Prior Receivables Securitization Program.
(4)	Total debt includes current maturities where applicable.

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

Company Overview

The Company is a leading wholesale distributor of business products, with 2012 net sales of approximately $5.1 billion. The Company sells its products through a national distribution network of 72 distribution centers to over 25,000 resellers, who in turn sell directly to end consumers.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•

The 2012 strategy was guided by five focus areas, including: 1) investing in growth markets such as industrial, janitorial and breakroom, and new channels; 2) optimizing the Company’s distribution network; 3) structuring the organization for success; 4) driving additional cost savings in the Company’s War on Waste (WOW) program; and 5) strengthening the Company’s value proposition and improving margins.

•

The Company is beginning to see long-term declining demand trends in certain office products categories as a result of the digitization of the workplace. In addition, online sales of these products continue to gain a larger share of the market. The Company’s core independent and national account customers value the scale and services that United provides in helping them succeed in this changing marketplace.

•

The Company continues to show progress in many areas, continuing to outperform certain segments in the markets in which it competes, improving margins, lowering costs in certain areas while continuing to invest in growth areas of the business, generating solid cash flow, and returning capital to shareholders. The Company’s recent acquisition of O.K.I. Supply Co. (OKI) is expected to increase the Company’s industrial platform to about 12% of total annual consolidated revenue and demonstrates the Company’s strategic focus to expand the role of wholesale distribution services into areas where they are currently underpenetrated. More information related to this acquisition is noted below.

•

The Company has been successful in outperforming certain segments in the markets in which it competes as a result of its continued focus on building capabilities that help customers and suppliers capitalize on opportunities in an evolving market. This progress allows the Company to enter 2013 with momentum to continue driving its “Winning-from-the-Middle” strategy, despite the continued weak economy.

•

The Company is not counting on any improvement in the economy or jobs environment, meaning that continued progress needs to come as a result of strong execution of its strategies. In addition, the changing market requires the Company to adapt and evolve proactively and from a position of strength. As a result, the Company announced a first quarter 2013 workforce reduction and facility closure program as part of the Company’s efforts to continue optimizing its distribution network and structuring the organization for success. These actions are expected to result in a pre-tax charge in the range of $9 million to $11 million for certain OKI facility closures, severance costs, and other related expenses. Cash outflows will occur primarily through 2014. Annualized savings associated with these actions are expected to exceed the costs of the charge, with most of the savings materializing in early 2014. Management plans to invest a portion of these savings in growth and other strategic initiatives.

•

Sales growth of 1.9%, workday adjusted, for 2012 included over 17% growth in the industrial supplies product category. Excluding OKI, consolidated sales growth was 1.5%, workday adjusted, and industrial supplies sales grew by nearly 12%. Janitorial and breakroom supplies category sales also grew by over 5% versus 2011. The favorable results were impacted by softening market conditions but aided by continued implementation of strategic initiatives including expanding market coverage and growing wholesale penetration in these categories. These advances were partially offset by declines in technology products of 3.5%. Office products and furniture category sales were relatively flat compared to the prior year.

•

Diluted earnings per share for 2012 were $2.73 compared to $2.42 in 2011. Adjusted earnings per share in 2012 grew 12% to $2.82 from an adjusted $2.51 in 2011. Refer to the Adjusted Operating Income, Net Income and Earnings Per Share table included later in this section for more detail on the adjustments. Earnings per share growth was achieved through higher operating income of $0.05 per share; the impact of share repurchases of $0.25 per share; and lower interest expense of $0.06 per share. This favorable earnings growth was partially offset by the favorable 2011 impact of renegotiated acquisition related earn-outs which did not repeat in 2012 of $0.03 per share.

•

Gross margin as a percent of sales for 2012 was 15.2% versus 14.8% in 2011. This margin increase was mainly due to higher inventory purchase-related supplier allowances and WOW initiative savings. These improvements were partially offset by competitive pricing pressures and a less favorable margin mix of product sales.

•

Operating expenses in 2012 totaled $573.7 million or 11.3% of sales. Adjusted operating expenses in 2012 were $567.4 million or 11.2% of sales, excluding the previously reported $6.2 million pre-tax charge for the distribution network optimization and targeted cost reduction program. Adjusted operating expenses in 2011 were $536.4 million or 10.7% of sales, which excluded $0.7 million for a partial reversal of a workforce realignment charge, a $4.4 million equity compensation charge related to a transition agreement with the Company’s former chief executive officer, as well as a $1.6 million asset impairment charge related to an equity investment. Higher employee-related expenses and increased depreciation/amortization were partially offset by lower bad debt expense and savings from WOW initiatives.

•

Operating income in 2012 was $200.9 million or 4.0% of sales, compared with $198.3 million or 4.0% of sales in the prior year. Adjusted operating income was $207.2 million or 4.1% of sales, compared with $203.6 million or 4.1% of sales in 2011.

•

Operating cash flows for 2012 were $189.8 million versus $130.4 million in 2011. The improvement in 2012 operating cash flows was mainly due to stronger earnings combined with lower working capital needs. Cash flow used in investing activities, including net capital expenditures and acquisitions, totaled $107.3 million in 2012. Included in the 2012 amount was $75.3 million related to the acquisition of OKI. Gross capital expenditures totaled $32.8 million in 2012, compared to $28.0 million in 2011.

•

During 2012, the Company repurchased 2.5 million shares for $69.9 million, which was partially funded by additional borrowings under the company’s debt facilities. The Company also paid $21.3 million in dividends during the year. The amount remaining under Board share repurchase authorizations at December 31, 2012 was $55.1 million.

•

On October 17, 2012, the Board of Directors approved a $0.14 per share dividend to shareholders of record on December 14, 2012, paid on January 15, 2013. Subsequently, on February 20, 2013, the Board of Directors approved a $0.14 per share dividend to shareholders of record on March 15, 2013 payable on April 15, 2013.

•

During the fourth quarter of 2012, the Company acquired 100% of the outstanding shares of OKI for an all cash purchase price of $90 million. OKI has consolidated annual revenues of approximately $150 million across its domestic U.S. platform and its operations in Canada and Dubai, UAE. The Company’s net cash outflow as a result of this transaction was $75.3 million as $4.5 million was reserved for as payable upon completion of a two year indemnification period. There was also approximately $10 million in cash on the balance sheet of OKI upon acquisition.

•

The Company had approximately $985 million of total committed debt capacity at December 31, 2012. Outstanding debt at December 31, 2012 and 2011 was $524.4 million and $496.8 million, respectively. Debt-to-total capitalization at the end of 2012 increased to 41.5% from 41.3% for the prior year. On January 18, 2013, the Company entered into an amended receivables securitization program which, among other things, secured lower cost financing and increased the maximum amount of financing from $150 million to $200 million and extended the term of the program through January 18, 2016.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $96.9 million and $81.3 million as of December 31, 2012 and 2011, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Accrued customer rebates of $56.3 million and $55.7 million as of December 31, 2012 and 2011, respectively, are primarily included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown in the Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. The Company makes judgments as to the collectability of trade accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

Goodwill and Intangible Assets

During the quarter ended September 30, 2011, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment test from the last day of the fourth quarter (December 31) to the first day of the fourth quarter (October 1). This change is preferable under the circumstances as it (1) results in better alignment with the Company’s annual strategic planning and forecasting process and (2) provides the Company with additional time in a given fiscal reporting period to accurately assess the recoverability of goodwill and indefinite-lived intangible assets and to measure any indicated impairment. The Company believes that the change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and other”, if indicators of impairment are deemed to be present, the Company would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. The Company tests goodwill for impairment annually as mentioned and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the implied fair value of goodwill computed by independent appraisals. The Company also adopted Accounting Standards Update (“ASU”) 2011-08 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company applied this qualitative approach to two of its four reporting units. The other two reporting units were evaluated for impairment using the discounted cash flow and market based approach to determine fair value as mentioned. At the annual impairment test date of October 1, 2012, the Company’s reporting units did not fail the first step of the goodwill impairment test prescribed by related accounting guidance.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or whenever events or circumstances indicate impairment may have occurred. See Note 4 to the Consolidated Financial Statements.

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based upon historical trends and certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has a per-occurrence maximum on workers’ compensation and auto claims.

Inventories

Approximately 77% and 78% of total inventory as of December 31, 2012 and 2011, respectively has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $107.8 million and $96.1 million higher than reported as of December 31, 2012 and 2011, respectively. The annual change in the LIFO reserve as of December 31, 2012, 2011 and 2010 resulted in an $11.7 million increase, an $11.4 million increase and a $3.8 million increase, respectively, in cost of sales. The change in the LIFO reserve in 2012 resulted in an $11.7 million increase in cost of goods sold which included a LIFO liquidation relating to decrements in the Company’s office products and technology LIFO pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $3.3 million which was more than offset by LIFO expense of $15.0 million related to current inflation for an overall net increase in cost of sales of $11.7 million as referenced above. The $11.4 million change in the LIFO reserve for 2011 includes the LIFO liquidation impact relating to a decrement in the Company’s furniture LIFO pool. This decrement resulted in the liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $4.2 million which was more than offset by LIFO expense of $15.6 million related to current inflation or a net increase in cost of sales of $11.4 million referenced above. There were no LIFO liquidations in 2010.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $33.3 million and $33.8 million remaining in inventory as of December 31, 2012 and December 31, 2011, respectively.

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

All derivatives are recognized on the balance sheet date at their fair value. All derivatives are currently in a net liability position and are included in “Accrued liabilities” and “Other Long-Term Liabilities” on the Consolidated Balance Sheets. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. This has not occurred as all cash flow hedges contain no ineffectiveness. See Note 19, “Derivative Financial Instruments”, for further detail.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the accounting guidance for income taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries as these earnings have historically been permanently invested except to the extent a liability was recorded in purchase accounting for the undistributed earnings of the foreign subsidiaries of OKI as of the date of the acquisition. It is not practicable to determine the amount of unrecognized deferred tax liability for such unremitted foreign earnings. The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

Pension and Postretirement Health Benefits

To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company’s outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. There was no rate of compensation increase in each of the past three fiscal years.

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Pension plan assumptions:
Assumed discount rate, general	4.30%	5.00%	5.75%
Assumed discount rate, union	4.45%	5.00%	5.75%
Rate of compensation increase	—	—	—
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%
Postretirement health benefits assumptions:
Assumed average healthcare cost trend	n/a	n/a	3.00%
Assumed discount rate	n/a	n/a	5.75%

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

Calculating the Company’s obligations and expenses related to its pension and Retiree Medical Plan requires using certain actuarial assumptions. As more fully discussed in Notes 11 and 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2012 was $5.7 million, compared to $1.6 million in 2011 and $2.5 million in 2010. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2012 of approximately $2.4 million and increased the year-end projected benefit obligation by $28.7 million. Additionally, a one percentage point decrease in the expected rate of return assumption would have resulted in an increase in the net periodic benefit cost for 2012 of approximately $1.3 million.

Results for the Years Ended December 31, 2012, 2011 and 2010

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2012	2011	2010
Net sales	100.00%	100.00%	100.00%
Cost of goods sold	84.76	85.22	84.88

Gross margin	15.24	14.78	15.12
Operating expenses:
Warehousing, marketing and administrative expenses	11.28	10.82	10.78

Operating income	3.96	3.96	4.34
Interest expense, net	0.46	0.55	0.54
Other (income) expense, net	—	(0.04)	0.01

Income from continuing operations before income taxes	3.50	3.45	3.79
Income tax expense	1.30	1.27	1.46

Net income	2.20%	2.18%	2.33%

The above table includes all items that are separately itemized in the tables below for 2012 and 2011.

Adjusted Operating Income and Diluted Earnings Per Share

The following table presents Adjusted Operating Income, Net Income and Diluted Earnings Per Share for the years ended December 31, 2012 and 2011 (in thousands, except share data). The table shows Adjusted Operating Income, Net Income and Diluted Earnings Per Share in 2012 excluding the effects of the distribution network optimization and cost reduction program, and in 2011, excluding the effects of an equity compensation charge, an asset impairment charge, and a reversal of a prior year charge for early retirement/workforce realignment (see “Comparison of Results for the Years Ended December 31, 2012 and 2011” below for more detail). Generally Accepted Accounting Principles require that the effects of these items be included in the Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2012		2011
	Amount	% to Net Sales	Amount	% to Net Sales
Sales	$5,080,106	100.00%	$5,005,501	100.00%

Gross profit	$774,604	15.24%	$740,079	14.78%

Operating expenses	$573,693	11.28%	$541,752	10.82%
Early retirement/workforce realignment	—	—	723	0.01%
Equity compensation charge	—	—	(4,409)	(0.09)%
Facility closures and severance charge	6,247	(0.12)%	—	—
Asset impairment charge	—	—	(1,635)	(0.03)%

Adjusted operating expenses	$567,446	11.16%	$536,431	10.71%

Operating income	$200,911	3.96%	$198,327	3.96%
Operating expense items noted above	6,247	0.12%	5,321	0.11%

Adjusted operating income	$207,158	4.08%	$203,648	4.07%

Net Income	$111,830		$108,996
Operating expense items noted above, net of tax	3,873		3,920

Adjusted net income	$115,703		$112,916

Net income per share—diluted	$2.73		$2.42
Per share operating expense items noted above	0.09		0.09

Adjusted net income per share—diluted	$2.82		$2.51

Adjusted net income per diluted share—growth rate over the prior year period	12%
Weighted average number of common shares—diluted	40,991		45,014

Comparison of Results for the Years Ended December 31, 2012 and 2011

Net Sales. Net sales for the year ended December 31, 2012 were approximately $5.1 billion, up 1.9%, workday adjusted, compared with $5.0 billion in 2011. The following table shows net sales by product category for 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012(1)	2011(1)
Technology products	$1,563,481	$1,625,842
Traditional office products (including cut-sheet paper)	1,366,604	1,360,855
Janitorial and breakroom supplies	1,282,379	1,222,225
Industrial supplies	409,266	349,370
Office furniture	324,698	325,009
Freight revenue	99,319	88,893
Other	34,359	33,307

Total net sales	$5,080,106	$5,005,501

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased 3.5%, workday adjusted, in 2012 compared to 2011. This category represented the largest percentage of the Company’s consolidated net sales in 2012, accounting for 30.8% of sales. Technology sales declined mainly due to the loss of some business from a key national account customer.

Sales of traditional office products in 2012 rose 0.8%, workday adjusted, versus 2011. Traditional office supplies represented 26.9% of the Company’s consolidated net sales for 2012. While the demand for office products remains challenging, cut-sheet paper, private brands, public sector and new channels growth helped drive a slight increase in 2012. These improvements were partially offset by declines in national accounts.

Sales of janitorial and breakroom supplies increased 5.3%, workday adjusted, in 2012 as compared to 2011. This category accounted for 25.2% of the Company’s 2012 consolidated net sales. The Company has continued to outperform the market in this category, despite a slowing demand pattern. The Company is increasing share with current customers by cross-selling into new and other categories as well as by increasing its presence in the eCommerce arena. Some new national account business that was attained in 2012 also more than offset the shift of other national account business to direct purchases from manufacturers.

Sales of industrial supplies increased 17.6%, workday adjusted, accounting for 8.1% of the Company’s net sales in 2012. Excluding OKI sales, this category increased nearly 12% and was driven by strong execution of strategic growth initiatives despite a moderation in the underlying demand for industrial products. Growth in this category remains above market growth rates.

Office furniture sales in 2012 were up 0.3%, workday adjusted, compared to 2011. Office furniture accounted for approximately 6.4% of the Company’s 2012 consolidated net sales. These flat year-over-year sales continued to be negatively impacted by a challenging transactional market and a sourcing shift in some national account business.

The remainder of the Company’s consolidated net sales came from freight, advertising and software related revenue.

Gross Profit and Gross Margin Rate. Gross profit for 2012 was $774.6 million, compared to $740.1 million in 2011. Gross profit as a percentage of net sales (the gross margin rate) for 2012 was 15.2%, as compared to 14.8% for 2011. Gross margin was positively affected by lower cost of goods sold, primarily driven by inventory purchase-related supplier allowances (50 bps), and WOW initiative savings (15 bps), particularly in occupancy and freight costs. These improvements were partially offset by competitive pricing pressures and a less favorable margin mix of product sales (30 bps).

Operating Expenses. Operating expenses in 2012 were $573.7 million or 11.3% as a percent of sales for the year, compared to $541.8 million or 10.8% in 2011. Excluding the non-operating items previously mentioned, adjusted operating expenses were $567.4 million or 11.2% of sales in 2012, compared to $536.4 million or 10.7% of sales in the prior year. Other expenses increased 20 bps, mainly due to favorable adjustments in 2011 related to the amount of inventory capitalized out of operating expenses in 2011. Employee-related expenses also increased 30 bps. These items were partially offset by lower bad debt expense (10 bps).

Interest Expense, net. Net interest expense for 2012 was $23.3 million, compared with $27.4 million in 2011. Interest expense decreased as two interest rate swaps matured in early 2012.

Other (Income) Expense, net. There was no Other Income for 2012, compared with $1.9 million of Other Expense in 2011. Net Other Income for 2011 reflected a reversal of prior acquisition earn-out and deferred payment liabilities related to a 2010 acquisition.

Income Taxes. Income tax expense was $65.8 million in 2012, compared with $63.9 million in 2011. The Company’s effective tax rate was 37.0% in 2012 and 2011. The effective tax rate was impacted by several items in both years including a reduction in income tax valuation allowances on deferred tax assets.

Net Income. Net income for 2012 was $111.8 million and diluted earnings per share were $2.73, compared to 2011 net income of $109.0 million and diluted earnings per share of $2.42. Included in the 2012 results is a $6.2 million pre-tax charge related to a distribution network optimization and cost reduction program. Excluding this non-operating item, adjusted net income for 2012 was $115.7 million and adjusted diluted earnings per share were $2.82. Included in the 2011 results are a favorable $0.7 million (pre-tax) reversal of a charge taken in the fourth quarter of 2010 related to a voluntary early retirement and workforce realignment program, a $4.4 million (pre-tax) compensation charge related to a transition agreement with the Company’s former Chief Executive Officer, and a $1.6 million asset impairment charge related to an equity investment. Excluding these non-operating items, adjusted net income for 2011 was $112.9 million and adjusted diluted earnings per share were $2.51. Adjusted diluted earnings per share in 2012 was $2.82, up 12.0% versus the adjusted 2011 amount. Earnings per share growth was driven by higher operating income, the impact of 2012 share repurchases, which contributed approximately $0.25 per share and a reduction in interest expense, which contributed $0.06 per share. 2012 was also favorably impacted by a $1.2 million or $0.03 per share benefit and 2011 was favorably impacted by a $1.4 million or $0.03 per share benefit related to reduction in income tax valuation allowances on deferred tax assets. Prior year diluted earnings per share were also positively impacted by the renegotiation of acquisition related earn-out.

Comparison of Results for the Years Ended December 31, 2011 and 2010

Net Sales. Net sales for the year ended December 31, 2011 were approximately $5.0 billion, up 3.2%, workday adjusted, compared with $4.8 billion in 2010. The following table shows net sales by product category for 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011(1)	2010(1)
Technology products	$1,625,842	$1,654,960
Traditional office products (including cut-sheet paper)	1,360,855	1,333,490
Janitorial and breakroom supplies	1,222,225	1,105,349
Industrial supplies	349,370	282,305
Office furniture	325,009	346,649
Freight revenue	88,893	83,798
Other	33,307	25,686

Total net sales	$5,005,501	$4,832,237

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased 2.1%, workday adjusted, in 2011 compared to 2010. This category continues to represent the largest percentage of the Company’s consolidated net sales in 2011, accounting for 32.5% of sales. Technology sales declined due to lower purchases by resellers within the independent dealer channel and a sourcing shift in some national account business. This sales decline was partially offset by growth in new channels and from other targeted initiatives.

Sales of traditional office products in 2011 rose 1.7%, workday adjusted, versus 2010. Traditional office supplies represented 27.2% of the Company’s consolidated net sales for 2011. Sales increased with growth in public sector and other targeted initiatives, partially offset by slight decreases in the independent dealer channel and national accounts.

Sales of janitorial and breakroom supplies increased 10.1%, workday adjusted, in 2011 as compared to 2010. This category accounted for 24.4% of the Company’s 2011 consolidated net sales. This growth reflects increases across all channels and is a result of continued strategic incentives to build market share.

Sales of industrial supplies increased 23.3%, workday adjusted, reflecting a more favorable economic environment with improvement in the manufacturing sector, continued growth from investments, and strong execution of sales initiatives. This category accounted for 7.0% of the Company’s net sales in 2011.

Office furniture sales in 2011 were down 6.6%, workday adjusted, compared to 2010. Office furniture accounted for 6.5% of the Company’s 2011 consolidated net sales. Sales were negatively impacted by a challenging transactional market and a sourcing shift in some national account business.

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

Operating Expenses. Operating expenses in 2011 were $541.8 million or 10.8% as a percent of sales for the year compared to $520.8 million or 10.8% in 2010. Excluding the non-operating items previously mentioned, adjusted operating expenses were $536.4 million or 10.7% of sales in 2011 compared to $532.4 million or 11.0% of sales in the prior year. United continued to support strategic initiatives but this spending was partially offset by lower variable management compensation expense, which decreased 15 bps in 2011 compared to 2010. Lower depreciation costs of 10 bps resulted from lower capital spending in the past several years.

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

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of December 31, 2012	As of December 31, 2011
2011 Credit Agreement	$238.1	$361.8
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
Receivables Securitization Program	150.0	—
Mortgage & Capital Lease	1.3	—

Debt	524.4	496.8
Stockholders’ equity	738.1	704.7

Total capitalization	$1,262.5	$1,201.5

Adjusted debt-to-total capitalization ratio	41.5%	41.3%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2012, is summarized below (in millions):

Availability

Maximum financing available under:
2011 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	150.0

Maximum financing available		$985.0

Amounts utilized:
2011 Credit Agreement	238.1
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	150.0
Outstanding letters of credit	9.4
Mortgage & Other	1.6

Total financing utilized		534.1

Available financing, before restrictions		450.9
Restrictive covenant limitation		46.7

Available financing as of December 31, 2012		$404.2

(1)	Prior to January 18, 2013, the Receivables Securitization Program provided for maximum funding available of the lesser of $150 million or the total amount of eligible receivables less excess concentrations and applicable reserves. As of January 18, 2013 the maximum amount available under this program was increased to the lesser of $200 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

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

Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2012 (in millions):

	Payment due by period
Contractual obligations	2013	2014 & 2015	2016 & 2017	Thereafter	Total
Debt	$—	$136.3	$388.1	$—	$524.4
Fixed interest payments on long-term debt (1)	1.5	5.1	5.4	—	12.0
Operating leases	50.2	81.0	47.9	30.0	209.1
Purchase obligations	3.6	3.7	—	—	7.3

Total contractual cash obligations	$55.3	$226.1	$441.4	$30.0	$752.8

(1)	The Company has entered into several interest rate swap transactions on a portion of its long-term debt. The fixed interest payments noted in the table are based on the notional amounts and fixed rates inherent in the swap transactions and related debt instruments. For more detail see Note 19, “Derivative Financial Instruments”, in the Notes to the Consolidated Financial Statements.

On December 4, 2012, the Company’s Board of Directors approved a $13 million cash contribution to the Company’s pension plans to be funded on or before January 2, 2013. Additional fundings, if any, for 2013 have not yet been determined.

At December 31, 2012, the Company had a liability for unrecognized tax benefits of $3.1 million as discussed in Note 14, “Income Taxes”, and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

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

The 2011 Credit Agreement is a revolving credit facility with an aggregate committed principal amount of $700 million. The 2011 Credit Agreement also provides a sublimit for the issuance of letters of credit in an aggregate amount not to exceed $100 million at any one time and provides a sublimit for swing line loans in an aggregate outstanding principal amount not to exceed $50 million at any one time. These amounts, as sublimits, do not increase the maximum aggregate principal amount, and any undrawn issued letters of credit and all outstanding swing line loans under the facility reduce the remaining availability under the 2011 Credit Agreement. The Company had outstanding letters of credit under the 2011 Credit Agreement of $9.4 million and $10.3 million as of December 31, 2012 and December 31, 2011, respectively. Subject to the terms and conditions of the 2011 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1 billion. The 2011 Credit Agreement expires on September 21, 2016.

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

On January 18, 2013, the Company’s accounts receivable securitization program (as amended to date, the “Receivables Securitization Program” or the “Program”) was amended and restated to increase the maximum amount of financing from $150 million to $200 million and to extend the term of the Program through January 18, 2016. The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association (the “Investor”). The Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investor;
•	The Receivables Sale Agreement between USSC and USFS;
•	The Receivables Purchase Agreement between USFS and USR; and
•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investor. The Program now provides for maximum funding available of the lesser of $200 million or the total amount of eligible receivables less excess concentrations and applicable reserves. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the Program are repaid and the Program has been terminated.

The receivables sold to the Investor remain on USI’s Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor are recorded as debt on USI’s Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Consolidated Statements of Income. As of December 31, 2012 and December 31, 2011, $400.2 million and $421.0 million, respectively, of receivables had been sold. At December 31, 2012, $150 million had been borrowed by USR related to these receivables sold. No amounts had been borrowed as of December 31, 2011.

Subject to the terms and conditions of the 2011 Credit Agreement, USSC is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2011 Credit Agreement, plus up to $200 million under the Receivables Securitization Program and up to $135 million in replacement or refinancing of the 2007 Note Purchase Agreement. The 2011 Credit Agreement and the 2007 Note Purchase Agreement also impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00. The 2011 Credit Agreement, the 2007 Note Purchase Agreement, and the Transfer and Administration Agreement each

•	prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00,
•	contain additional representations and warranties, covenants and events of default that are customary for such facilities,

•

contain cross-default provisions under which, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the November 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $135 million of LIBOR-based interest rate risk. Under the terms of the November 2007 Swap Transaction, USSC was required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $135 million at a fixed rate of 4.674%, while the counterparty was obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The November 2007 Swap Transaction had an effective date of January 15, 2008 and a maturity date of January 15, 2013.

On December 20, 2007, USSC entered into an interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty. USSC entered into the December 2007 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $200 million of LIBOR-based interest rate risk. Under the terms of the December 2007 Swap Transaction, USSC was required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $200 million at a fixed rate of 4.075%, while the counterparty was obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The December 2007 Swap Transaction was effective as of December 21, 2007 and matured on June 21, 2012.

On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty. USSC entered into the March 2008 Swap Transaction to mitigate USSC’s floating rate risk on an aggregate of $100 million of LIBOR-based interest rate risk. Under the terms of the March 2008 Swap Transaction, USSC was required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $100 million at a fixed rate of 3.212%, while the counterparty was obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount. The March 2008 Swap Transaction was effective as of March 31, 2008 and matured on June 29, 2012.

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

At December 31, 2012 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in a $1.9 million increase or decrease in annualized interest expense on a pre-tax basis, and upon cash flows from operations. At December 31, 2011 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

Refer to Note 9, “Long-Term Debt”, for further descriptions of the provisions of 2011 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the years ended December 31, 2012, 2011 and 2010 are summarized below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$189,814	$130,363	$114,823
Net cash used in investing activities	(107,266)	(27,918)	(42,745)
Net cash used in financing activities	(63,457)	(111,929)	(69,355)

Cash Flows From Operations

Net cash provided by operating activities for 2012 totaled $189.8 million versus $130.4 million in 2011. The improvement in operating cash flows was mainly due to stronger earnings and lower working capital needs.

In 2011, the improvement in operating cash flows over 2010 was mainly due to lower working capital needs, which resulted from increased payables leverage.

Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 was $107.3 million, $27.9 million, and $42.7 million, respectively. Gross capital spending for 2012, 2011 and 2010 was $32.8 million, $28.0 million and $27.3 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including several facility projects. Additionally, 2012 cash flows included the net cash outflow of $75.3 million for the acquisition of OKI. Included in 2010 cash flows was $15.5 million related to the acquisition of MBS Dev and an investment in a managed print services and technology solution business. The Company expects gross capital spending (before the impact of any sales proceeds) for 2013 to be approximately $35 million.

Cash Flows From Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreements, the acquisition of businesses, the acquisition or issuance of treasury stock, and quarterly dividend payments that were initiated in 2011.

Net cash used in financing activities for 2012, 2011 and 2010 totaled $63.5 million, $111.9 million, and $69.4 million, respectively. Cash outflows from financing activities in 2012 included the repurchase of shares at a cost of $69.9 million and the payment of cash dividends of $21.3 million, partially offset by an increase in outstanding debt of $26.4 million. The increase in cash outflows from 2010 to 2011 reflects the repurchase of shares at a cost of $162.7 million and the payment of cash dividends of $17.5 million, partially offset by $9.3 million from share-based compensation programs and an increase in debt of $55.0 million.

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

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers’ price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company’s customers. Conversely, when manufacturers’ prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company’s net sales, gross margins and net income. See the information under the heading “Comparison of Results for the Years Ended December 31, 2012 and 2011” in Part I, Item 7 of this Annual Report on Form 10-K for further analysis on these changes in prices in 2012.

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

In July 2012, the FASB issued ASU No. 2012-02, on testing indefinite-lived intangible assets for impairment. Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012. The Company will adopt this guidance on January 1, 2013 but does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company’s exposure to interest rate risk is principally limited to the Company’s outstanding debt at December 31, 2012 and 2011 of $524.4 million and $496.8 million respectively. As of December 31, 2012 and 2011, the Company had $523.1 million of outstanding debt with interest based on variable market rates, $135 million of which the Company had hedged with a fixed interest rate swap that expired on January 15, 2013. See Note 2, “Summary of Significant Accounting Policies”, and Note 19, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of December 31, 2012 and 2011, the overall weighted average effective borrowing rate of the Company’s debt was 2.5%. A 50 basis point movement in interest rates would result in a $1.9 million increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange rate risk is limited principally to the Mexican Peso, the Canadian Dollar, the Arab Emirate Dirham, as well as product purchases from Asian countries valued and paid in U.S. Dollars. Many of the products the Company sells in Mexico are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company’s foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. The Company has not previously hedged these transactions, but it may enter into hedging transactions in the future.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 in relation to the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment. That assessment was supported by testing and monitoring performed both by the Company’s Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 31 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of United Stationers Inc.

We have audited United Stationers Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Stationers Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Management Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Stationers Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2013

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$5,080,106	$5,005,501	$4,832,237
Cost of goods sold	4,305,502	4,265,422	4,101,682

Gross profit	774,604	740,079	730,555
Operating expenses:
Warehousing, marketing and administrative expenses	573,693	541,752	520,754

Operating income	200,911	198,327	209,801
Interest expense	23,619	27,592	26,229
Interest income	(343)	(223)	(237)
Other (income) expense, net	—	(1,918)	809

Income before income taxes	177,635	172,876	183,000
Income tax expense	65,805	63,880	70,243

Net income	$111,830	$108,996	$112,757

Net income per share—basic:
Net income per share—basic	$2.77	$2.49	$2.43

Average number of common shares outstanding—basic	40,337	43,822	46,376
Net income per share—diluted:
Net income per share—diluted	$2.73	$2.42	$2.34

Average number of common shares outstanding—diluted	40,991	45,014	48,286

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$111,830	$108,996	$112,757
Other comprehensive income (loss), net of tax:
Unrealized translation adjustment	1,567	(2,143)	994
Minimum pension liability adjustment	(4,645)	(20,285)	(2,770)
Unrealized interest rate swap adjustments	5,719	9,189	529

Total other comprehensive income (loss), net of tax	2,641	(13,239)	(1,247)

Comprehensive income	$114,471	$95,757	$111,510

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$30,919	$11,783
Accounts receivable, less allowance for doubtful accounts of $22,716 in 2012 and $28,323 in 2011	658,760	659,215
Inventories	767,206	741,507
Other current assets	30,118	48,093

Total current assets	1,487,003	1,460,598
Property, plant and equipment, at cost:
Land	13,250	12,268
Buildings	61,722	58,963
Fixtures and equipment	301,444	290,092
Leasehold improvements	28,762	25,152
Capitalized software costs	77,308	69,879

Total property, plant and equipment	482,486	456,354
Less—accumulated depreciation and amortization	338,963	326,916

Net property, plant and equipment	143,523	129,438
Intangible assets, net	67,192	56,285
Goodwill	357,226	328,061
Other	20,260	20,500

Total assets	$2,075,204	$1,994,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495,278	$499,265
Accrued liabilities	205,228	193,572

Total current liabilities	700,506	692,837
Deferred income taxes	18,054	14,750
Long-term debt	524,376	496,757
Other long-term liabilities	94,176	85,859

Total liabilities	1,337,112	1,290,203
Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 shares at December 31, 2012 and 2011	7,444	7,444
Additional paid-in capital	404,196	409,190
Treasury stock, at cost—34,116,220 and 32,281,847 shares at December 31, 2012 and 2011, respectively	(963,220)	(908,667)
Retained earnings	1,343,437	1,253,118
Accumulated other comprehensive loss, net of tax	(53,765)	(56,406)

Total stockholders’ equity	738,092	704,679

Total liabilities and stockholders’ equity	$2,075,204	$1,994,882

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As of December 31, 2009	74,435,628	$7,444	(26,474,990)	$(700,294)	$387,131	$(41,920)	$1,054,352	$706,713

Net income	—	—	—	—	—	—	112,757	112,757
Unrealized translation adjustments	—	—	—	—	—	994	—	994
Minimum pension liability adjustments, net of tax benefit of $1,690	—	—	—	—	—	(2,770)	—	(2,770)
Unrealized benefit on interest rate swaps, net of tax loss of $326	—	—	—	—	—	529	—	529

Other comprehensive (loss) income	—	—	—	—	—	(1,247)	112,757	111,510
Acquisition of treasury stock	—	—	(4,011,586)	(116,310)	—	—	—	(116,310)
Stock compensation	—	—	2,238,670	43,906	13,779	—	—	57,685

As of December 31, 2010	74,435,628	$7,444	(28,247,906)	$(772,698)	$400,910	$(43,167)	$1,167,109	$759,598

Net income	—	—	—	—	—	—	108,996	108,996
Unrealized translation adjustments	—	—	—	—	—	(2,143)	—	(2,143)
Minimum pension liability adjustments, net of tax benefit of $12,644	—	—	—	—	—	(20,285)	—	(20,285)
Unrealized benefit on interest rate swaps, net of tax loss of $5,728	—	—	—	—	—	9,189	—	9,189

Other comprehensive (loss) income	—	—	—	—	—	(13,239)	108,996	95,757
Cash dividend declared, $0.52 per share	—	—	—	—	—	—	(22,987)	(22,987)
Acquisition of treasury stock	—	—	(5,004,690)	(159,547)	—	—	—	(159,547)
Stock compensation	—	—	970,749	23,578	8,280	—	—	31,858

As of December 31, 2011	74,435,628	$7,444	(32,281,847)	$(908,667)	$409,190	$(56,406)	$1,253,118	$704,679

Net income	—	—	—	—	—	—	111,830	111,830
Unrealized translation adjustments	—	—	—	—	—	1,567	—	1,567
Minimum pension liability adjustments, net of tax benefit of $2,847	—	—	—	—	—	(4,645)	—	(4,645)
Unrealized benefit on interest rate swaps, net of tax loss of $3,505	—	—	—	—	—	5,719	—	5,719

Other comprehensive income	—	—	—	—	—	2,641	111,830	114,471
Cash dividend declared, $0.53 per share	—	—	—	—	—	—	(21,511)	(21,511)
Acquisition of treasury stock	—	—	(2,454,037)	(69,908)	—	—	—	(69,908)
Stock compensation	—	—	619,664	15,355	(4,994)	—	—	10,361

As of December 31, 2012	74,435,628	$7,444	(34,116,220)	$(963,220)	$404,196	$(53,765)	$1,343,437	$738,092

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$111,830	$108,996	$112,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,994	28,927	31,669
Amortization of intangible assets	6,083	5,126	5,171
Share-based compensation	8,746	15,734	14,100
Amortization of capitalized financing costs	995	974	735
Excess tax benefits related to share-based compensation	(648)	(6,858)	(5,477)
Loss on the disposition of property, plant and equipment	122	59	117
Asset impairment charge Deferred income taxes	— (6,713)	1,635 20,914	— 12,916
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease (increase) in accounts receivable	21,820	(31,686)	13,928
Decrease (increase) in inventories	10,374	(58,376)	(92,055)
Decrease (increase) in other assets	21,105	(18,656)	(2,593)
Increase in accounts payable	16,264	89,195	35,384
Decrease in checks in-transit	(32,008)	(11,803)	(5,178)
Increase (decrease) in accrued liabilities	276	(1,228)	4,550
Increase (decrease) in other liabilities	1,574	(12,590)	(11,201)

Net cash provided by operating activities	189,814	130,363	114,823
Cash Flows From Investing Activities:
Capital expenditures	(32,787)	(27,981)	(27,276)
Proceeds from the disposition of property, plant and equipment	775	63	58
Acquisitions and investment, net of cash acquired	(75,254)	—	(15,527)

Net cash used in investing activities	(107,266)	(27,918)	(42,745)
Cash Flows From Financing Activities:
Net (repayments) borrowings under Revolving Credit Facility	(123,633)	91,757	—
Borrowings under Receivables Securitization Program	150,000	—	—
Repayments of debt	—	(376,800)	—
Proceeds from the issuance of debt	—	340,000	—
Net proceeds from the exercise of stock options	864	9,264	38,450
Acquisition of treasury stock, at cost	(69,908)	(162,674)	(113,183)
Payment of cash dividends	(21,285)	(17,517)	—
Excess tax benefits related to share-based compensation	648	6,858	5,477
Payment of debt issuance costs	(143)	(2,817)	(99)

Net cash used in financing activities	(63,457)	(111,929)	(69,355)
Effect of exchange rate changes on cash and cash equivalents	45	(34)	23

Net change in cash and cash equivalents	19,136	(9,518)	2,746
Cash and cash equivalents, beginning of period	11,783	21,301	18,555

Cash and cash equivalents, end of period	$30,919	$11,783	$21,301

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading national wholesale distributor of business products, with net sales of approximately $5.1 billion for the year ended December 31, 2012. The Company stocks over 130,000 items on a national basis from over 1,400 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company sells its products through a national distribution network of 72 distribution centers to its approximately 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors.

Acquisition of MBS Dev, Inc.

During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”), a software solutions provider to business products resellers. MBS Dev’s solutions allow the Company to accelerate e-business development and enable customers and suppliers to implement more effectively their e-marketing and e-merchandising programs, as well as enhance their back office operations. The purchase price included $12 million plus $3 million in deferred payments and an additional potential $3 million earn-out based upon the achievement of certain financial goals by December 31, 2014. During the first quarter of 2011, the Company paid $1 million related to the deferred payments. Subsequently, in the fourth quarter of 2011 the Company agreed to accelerate payment of the $2 million remaining in deferred payments in consideration for termination of its obligation to pay the earn-out component. As a result, the remaining $2 million was paid in the first quarter of 2012.

Acquisition of O.K.I. Supply Co.

During the fourth quarter of 2012, USSC completed the acquisition of all of the capital stock of O.K.I. Supply Co. (OKI), a welding, safety and industrial products wholesaler. This acquisition was completed with a purchase price of $90 million. The purchase price includes approximately $4.5 million reserved for as a payable upon completion of a two year indemnification period. In total, the purchase price, net of cash acquired, was $79.8 million. The acquisition extends the Company’s position as the leading pure-wholesale industrial distributor in the United States and brings expanded categories and services to customers. The purchase was financed through the Company’s existing debt agreements.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the preliminary purchase price allocation, the purchase price of $79.8 million, net of cash received, has resulted in goodwill of $29.2 million. The preliminary purchase price allocation is based upon certain estimates made by an independent, third party valuation company. The final purchase price allocation will be completed in accordance with accounting guidance during 2013.

The purchase included $17.0 million of intangible assets with definite lives related to trademarks and trade names, content, customer lists, and certain non-compete agreements. Neither the goodwill nor the intangible assets are expected to generate a tax deduction. For financial accounting purposes, there were certain items including amortizable intangible assets, the excess of fair value of assets over tax basis, and the undistributed earnings of acquired foreign subsidiaries that were treated as temporary differences. A deferred tax liability of $13.5 million was recorded through purchase accounting for these temporary differences. The weighted average useful life of amortizable intangibles is expected to be approximately 12 years. The Company recorded amortization expense related to these amortizable intangibles of $0.3 million in 2012. Additionally, included within other current assets are

$3.2 million of held-for-sale assets which the Company plans to sell in 2013. These assets are valued at their fair-value at the date of acquisition less the estimated cost to sell these assets.

Preliminary Purchase Price Allocation

(dollars in thousands)

Purchase Price, net of cash acquired		$79,754

Preliminary Allocation of Purchase Price:
Accounts receivable	$(20,944)
Inventories	(35,358)
Other current assets	(4,083)
Property, plant and equipment	(7,650)
Intangible assets	(16,990)

Total assets acquired		(85,025)
Trade accounts payable	11,975
Accrued liabilities	7,691
Deferred taxes	13,517
Long-term debt	1,252

Total liabilities assumed		34,435

Goodwill		$29,164

OKI contributed $20.5 million to the Company’s 2012 net financial sales after its acquisition on November 1, 2012. Had the OKI acquisition been completed as of the beginning of 2010, the Company’s unaudited pro forma net sales for the years ended December 31, 2012, 2011 and 2010 would have been $5.2 billion, $5.2 billion, and $5.0 billion, respectively. Had the OKI acquisition been completed as of the beginning of 2010, the Company’s unaudited pro forma net income for the years ended December 31, 2012, 2011 and 2010 would have been $112.6 million, $113.6 million, and $115.1 million, respectively.

Investments

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the Consolidated Balance Sheets and did not impact the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, or Consolidated Statements of Cash Flows.

Stock Dividends

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $96.9 million and $81.3 million as of December 31, 2012 and 2011, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Customer rebates of $56.3 million and $55.7 million as of December 31, 2012 and 2011, respectively, are included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

Share-Based Compensation

At December 31, 2012, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. See Note 3 to the Consolidated Financial Statements.

Accounts Receivable

Generally, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown in the Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. The Company makes judgments as to the collectability of trade accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

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

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, and certain employee health benefits. The Company records expense for paid and open claims and an expense for claims incurred but not reported based upon historical trends and certain assumptions about future events. The Company has an annual per-person maximum cap, provided by a third-party insurance company, on certain employee medical benefits. In addition, the Company has a per-occurrence maximum on workers’ compensation and auto claims.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2012, any capital leases to which the Company is a party are immaterial to the Company’s financial statements.

Inventories

Approximately 77% and 78% of total inventory as of December 31, 2012 and 2011, respectively, has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $107.8 million and $96.1 million higher than reported as of December 31, 2012 and 2011, respectively. The annual change in the LIFO reserve as of December 31, 2012, 2011 and 2010 resulted in an $11.7 million increase, an $11.4 million increase and a $3.8 million increase, respectively, in cost of sales. The change in the LIFO reserve in 2012 resulted in an $11.7 million increase in cost of goods sold which included a LIFO liquidation relating to decrements in the Company’s office products and technology LIFO pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $3.3 million which was more than offset by LIFO expense of $15.0 million related to current inflation for an overall net increase in cost of sales of $11.7 million as referenced above. The $11.4 million change in the LIFO reserve for 2011 includes the LIFO liquidation impact relating to a decrement in the Company’s furniture LIFO pool. This decrement resulted in the liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $4.2 million which was more than offset by LIFO expense of $15.6 million related to current inflation or a net increase in cost of sales of $11.4 million as referenced above. There were no LIFO liquidations in 2010.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $33.3 million and $33.8 million remaining in inventory as of December 31, 2012 and December 31, 2011, respectively.

Pension and Postretirement Health Benefits

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

Calculating the Company’s obligations and expenses related to its pension and Retiree Medical Plan requires selection and use of certain actuarial assumptions. As more fully discussed in Notes 11 and 12 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2012 was $5.7 million, compared to $1.6 million and $2.5 million in 2011 and 2010, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2012, and 2011, outstanding checks totaling $39.4 million and $71.4 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value. There were no short term investments as of December 31, 2012 and December 31, 2011.

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with accounting guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed ten years. Capitalized software is included in “Property, plant and equipment” on the Consolidated Balance Sheets. The total costs are as follows (in thousands):

	As of December 31,
	2012	2011
Capitalized software development costs	$77,308	$69,879
Accumulated amortization	(53,943)	(52,061)

Net capitalized software development costs	$23,365	$17,818

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

All derivatives are recognized on the balance sheet date at their fair value. All derivatives are currently in a net liability position and are included in “Accrued liabilities” and “Other Long-Term Liabilities” on the Consolidated Balance Sheets. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. This has not occurred as all cash flow hedges contain no ineffectiveness. See Note 19, “Derivative Financial Instruments”, for further detail.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the accounting guidance for income taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries as these earnings have historically been permanently invested, except to the extent a liability was recorded in purchase accounting for the undistributed earnings of the foreign subsidiaries of OKI as of the date of the acquisition. It is not practicable to determine the amount of unrecognized deferred tax liability for such unremitted foreign earnings.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions were not material.

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

In June 2011, the FASB issued ASU No. 2011-05, which requires entities to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was subsequently amended by ASU No. 2011-12, which deferred the requirement for companies to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. On January 1, 2012, the Company adopted the effective portions of ASU No. 2011-05, which are reflected in the Consolidated Financial Statements.

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

In July 2012, the FASB issued ASU No. 2012-02, on testing indefinite-lived intangible assets for impairment. Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012. The Company will adopt this guidance on January 1, 2013 but does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

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

Nonemployee Directors’ Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense of $0.2 million, $0.2 million, and $0.1 million, respectively. As of December 31, 2012, 2011 and 2010, the accumulated number of stock units outstanding under this plan was 62,421; 89,285; and 83,854; respectively.

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Pre-tax expense	$8,746	$15,734	$14,100
Tax effect	(3,323)	(5,977)	(5,412)

After tax expense	$5,423	$9,757	$8,688

Denominator:
Denominator for basic shares—Weighted average shares	40,337	43,822	46,376
Denominator for diluted shares—Adjusted weighted average shares and the effect of dilutive securities	40,991	45,014	48,286
Net expense per share:
Net expense per share—basic	$0.13	$0.22	$0.19

Net expense per share—diluted	$0.13	$0.22	$0.18

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of December 31, 2012	$8,420	$8,420
As of December 31, 2011	13,668	13,668
As of December 31, 2010	19,937	19,937

Intrinsic Value of Options Exercised

(in thousands of dollars)

For the year ended
December 31, 2012	$2,380
December 31, 2011	8,911
December 31, 2010	21,347

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares

(in thousands of dollars)

Outstanding
As of December 31, 2012	$40,222
As of December 31, 2011	32,634
As of December 31, 2010	49,856

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

For the year ended
December 31, 2012	$8,812
December 31, 2011	27,576
December 31, 2010	9,079

The aggregate intrinsic values summarized in the tables above are based on the closing sale price per share for the Company’s Common Stock on the last day of trading in each respective fiscal period which was $30.99, $32.56, and $31.91 per share for the 2012, 2011, and 2010 periods ended. Additionally, the aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of the last day of trading in each respective fiscal period.

As of December 31, 2012, there was $15.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

The fair value of option awards and modifications to option awards is estimated on the date of grant or modification using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option.

Stock options generally vest in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis as a single award typically over the vesting period. The Company estimates expected volatility based on historical volatility of the price of its common stock. The Company estimates the expected term of share-based awards by using historical data relating to option exercises and employee terminations to estimate the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As of December 31, 2012, there was no unrecognized compensation cost related to stock option awards granted. There were no stock options granted during 2012, 2011, or 2010.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the last three years:

	2012	Weighted Average Exercise Price	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price
Options outstanding—January 1	1,715,380	$24.62	2,563,708	$24.18	4,768,448	$22.51
Granted	—	—	—	—	—	—
Exercised	(217,634)	18.69	(847,528)	23.26	(2,199,930)	20.54
Cancelled	(125,896)	32.35	(800)	29.51	(4,810)	29.51

Options outstanding—December 31	1,371,850	$24.86	1,715,380	$24.62	2,563,708	$24.18

Number of options exercisable	1,371,850	$24.86	1,715,380	$24.62	2,563,708	$24.18

*	Aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of December 31, 2012.

The following table summarizes outstanding and exercisable options granted under the Company’s equity compensation plans as of December 31, 2012:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
15.01—20.00	126,950	0.6	126,950
20.01—25.00	763,862	2.9	763,862
25.01—30.00	478,792	4.4	478,792
30.01—35.00	2,246	4.4	2,246

Total	1,371,850	3.2	1, 371,850

Restricted Stock and Restricted Stock Units

The Company granted 461,512 shares of restricted stock and 245,737 restricted stock units (“RSU”s) during 2012. During 2011, the Company granted 30,097 shares of restricted stock and 332,888 RSUs. During 2010, the Company granted 303,674 shares of restricted stock and 249,632 RSUs. The restricted stock granted in each period generally vests in three equal annual installments on the anniversaries of the date of the grant. The majority of the RSUs granted in 2012, 2011 and 2010 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals, and have a minimum and maximum payout of zero to 150%, respectively. Included in the 2012, 2011 and 2010 grants were 426,064; 147,843; and 297,496 shares of restricted stock and RSUs granted to employees who were not executive officers, as of December 31, 2012, 2011 and 2010, respectively. In addition, there were 41,051; 39,314; and 44,176 RSUs granted to non-employee directors during the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, respectively, there were also 240,134; 175,828; and 211,634 shares of restricted stock and RSUs granted to executive officers. The restricted stock granted to executive officers vests with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company’s cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $0.50 per diluted share as defined in the officers’ restricted stock agreement. As of December 31, 2012, there was $15.9 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs granted. A summary of the status of the Company’s restricted stock and RSU grants and changes during the last three years is as follows:

Restricted Stock and RSUs	2012	Weighted Average Grant Date Fair Value	2011	Weighted Average Grant Date Fair Value	2010	Weighted Average Grant Date Fair Value
Nonvested—January 1	1,002,125	$26.42	1,562,626	$20.13	1,409,620	$18.21
Granted	707,249	27.84	362,985	30.81	553,306	26.36
Vested	(324,345)	22.00	(853,384)	17.14	(368,436)	22.83
Cancelled	(87,123)	28.16	(70,102)	21.97	(31,864)	21.37

Nonvested—December 31	1,297,906	$28.61	1,002,125	$26.42	1,562,626	$20.13

4.  Goodwill and Intangible Assets

During 2011, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment test from the last day of the fourth quarter (December 31) to the first day of the fourth quarter (October 1). This change is preferable under the circumstances as it (1) results in better alignment with the Company’s annual strategic planning and forecasting process and (2) provides the Company with additional time in a given fiscal reporting period to accurately assess the recoverability of goodwill and indefinite-lived intangible assets and to measure any indicated impairment. The Company believes that the change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. In accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and other”, if indicators of impairment are deemed to be present, the Company would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the test completed in 2012, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value. The Company also adopted Accounting Standards Update (“ASU”) 2011-08 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company applied this qualitative approach to two of its four reporting units. The other two reporting units were evaluated for impairment using the discounted cash flow and market based approach to determine fair value. The Consolidated Balance Sheets contain a material amount of goodwill related to MBS Dev, $13.6 million as of December 31, 2012. The goodwill impairment analysis on this reporting unit resulted in a fair value that exceeded the carrying value of the entity by approximately $2 million as of the last goodwill impairment testing date of October 1, 2012. This valuation performed for goodwill impairment testing as of October 1, 2012 was based on both a discounted cash flow method and comparative market multiples. The key assumptions driving the fair value of MBS Dev for purposes of this goodwill impairment test include forecasted revenues and margins. The discounted cash flow method also relied on a terminal value growth rate and the weighted average cost of capital of a market participant. Continued economic uncertainty could have a negative effect on the fair value of the reporting unit. At the Company’s annual impairment test date of October 1, 2012, the Company’s other reporting units are not at risk of failing the first step of the goodwill impairment test prescribed by related accounting guidance.

In the review of the indefinite lived intangible assets, it was determined that a trade name acquired in a past acquisition was no longer in use and therefore was fully impaired. The Company wrote off the value of this indefinite lived intangible, $0.7 million, in the fourth quarter of 2012 and included this amount within operating expenses in the Consolidated Statement of Income and within depreciation and amortization in the Consolidated Statement of Cash Flows. The Company does not believe any triggering event occurred during the three-month period ended December 31, 2012 that would require an interim impairment assessment on the remaining indefinite live intangibles. As a result, none of the goodwill or intangible assets, other than the asset previously discussed, with indefinite lives were tested for impairment during the three-month period ended December 31, 2012.

As of December 31, 2012 and 2011, the Company’s Consolidated Balance Sheets reflected $357.2 million and $328.1 million of goodwill, and $67.2 million and $56.3 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during 2012 or 2011. Amortization of intangible assets purchased as part of these acquisitions totaled $6.1 million, $5.2 million, and $5.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Accumulated amortization of intangible assets as of December 31, 2012 and 2011 totaled $32.1 million and $26.7 million, respectively.

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$79,170	$(30,369)	$48,801	14	$65,860	$(25,163)	$40,697	14
Non-compete agreements	4,740	(1,588)	3,152	4	4,100	(1,512)	2,588	4
Trademarks	3,040	(101)	2,939	5	—	—	—	—

Total	$86,950	$(32,058)	$54,892		$69,960	$26,675	$43,285
Intangible assets not subject to amortization
Trademarks	12,300	—	12,300	n/a	13,000	—	13,000	n/a

Total	$99,250	$(32,058)	$67,192		$82,960	$(26,675)	$56,285

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets (in thousands):

Year	Amounts
2013	$6,776
2014	6,600
2015	6,526
2016	6,512
2017	6,410

5.  Severance and Restructuring Charges

On February 13, 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and related expense of $3.6 million which were included in operating expenses. Cash outlays associated with facility closures in 2012 were $2.1 million. Cash outlays associated with this severance charge in 2012 were $1.9 million. During 2012, the Company reversed a portion of these severance charges totaling $0.3 million. As of December 31, 2012, the Company had accrued liabilities for these actions of $1.9 million, for which the cash outflows are expected to occur primarily in 2013.

On December 31, 2010, the Company approved an early retirement program for eligible employees and a focused workforce realignment to support strategic initiatives. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 2010 for estimated severance pay, benefits and outplacement costs related to these actions. This charge was included in the operating expenses on the Consolidated Statements of Income for the quarter ending December 31, 2010. Cash outlays associated with this severance charge in 2012 were $2.4 million. Cash outlays associated with this severance charge in 2011 totaled $5.6 million. During 2011, the Company reversed a portion of these severance charges totaling $0.9 million. During 2012, the Company reversed a portion of these severance charges totaling $0.1 million. As of December 31, 2012 and December 31, 2011, the Company had accrued liabilities for these actions of $0.1 million and $2.6 million, respectively.

6.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2012, 2011 and 2010 included the following (in thousands):

	As of December 31,
	2012	2011	2010
Unrealized currency translation adjustments	$(5,760)	$(7,327)	$(5,184)
Unrealized loss on interest rate swaps, net of tax	(713)	(6,432)	(15,621)
Minimum pension liability adjustments, net of tax	(47,292)	(42,647)	(22,362)

Total accumulated other comprehensive loss	$(53,765)	$(56,406)	$(43,167)

7.  Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 0.5 million, 0.1 million, and 0.8 million shares of common stock were outstanding at December 31, 2012, 2011, and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income	$111,830	$108,996	$112,757
Denominator:
Denominator for basic earnings per share—Weighted average shares	40,337	43,822	46,376
Effect of dilutive securities:
Employee stock options	654	1,192	1,910

Denominator for diluted earnings per share—Adjusted weighted average shares and the effect of dilutive securities	40,991	45,014	48,286

Net income per common share:
Net income per share—basic	$2.77	$2.49	$2.43
Net income per share—assuming dilution	$2.73	$2.42	$2.34

Common Stock Repurchases

As of December 31, 2012, the Company had Board authorization to repurchase $55.1 million of USI common stock. In 2012 and 2011, the Company repurchased 2,454,037 and 5,100,490 shares of USI’s common stock at an aggregate cost of $69.9 million and $162.7 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2012, 2011 and 2010, the Company reissued 619,664, 970,749, and 2,238,670 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Based on the factors referenced above, management has determined that the Company has four operating segments, USSC (referred to by the Company as “Supply”), the first-tier operating subsidiary of USI; Lagasse, ORS Nasco, and MBS Dev. Supply also includes operations in Mexico conducted through a USSC subsidiary, as well as Azerty, which has been consolidated into Supply. O.K.I. Supply Co., which was acquired in 2012, has operations in Canada and Dubai which are immaterial to 2012 financial results.

Management has also concluded that three of the Company’s operating segments (Supply, Lagasse, and ORS Nasco) meet all of the aggregation criteria required by the accounting guidance. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including gross margins and operating expenses and (5) regulatory environment. MBS Dev does not meet the materiality thresholds for reporting individual segments and has therefore been combined with the other operating segments. Management further believes aggregate presentation provides more useful information to the financial statement user and is, therefore, consistent with the principles and objectives of the FASB-issued accounting guidance.

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as a leading wholesale distributor of business products, with 2012 net sales of $5.1 billion—including foreign operations in Mexico. For the years ended December 31, 2012, 2011 and 2010, the Company’s net sales from foreign operations in Mexico totaled $107.1 million, $111.7 million and $101.0 million, respectively. As of December 31, 2012, 2011, and 2010, long-lived assets of the Company’s foreign operations in Mexico totaled $4.8 million, $4.7 million, and $4.7 million, respectively.

The Company’s product offerings may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; (iv) janitorial and breakroom supplies, which includes janitorial and breakroom supplies, foodservice consumables, safety and security items, and paper and packaging supplies; and (v) industrial supplies which includes hand and power tools, safety and security supplies, janitorial equipment and supplies and welding products. In 2012, the Company’s largest supplier was Hewlett-Packard Company, which represented approximately 18% of its total purchases. No other supplier accounted for more than 5% of the Company’s total purchases.

The Company’s customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers and other independent distributors. The Company had one customer, W.B. Mason Co., Inc., which constituted 11.6% of its 2012 consolidated net sales. No other single customer accounted for more than 10% of the 2012 consolidated net sales. The following table shows net sales by product category for 2012, 2011 and 2010 (in millions):

	Years Ended December 31,
	2012(1)	2011(1)	2010(1)
Technology products	$1,563,481	$1,625,842	$1,654,960
Traditional office products	1,366,604	1,360,855	1,333,490
Janitorial and breakroom supplies	1,282,379	1,222,225	1,105,349
Industrial supplies	409,266	349,370	282,305
Office furniture	324,698	325,009	346,649
Freight revenue	99,319	88,893	83,798
Other	34,359	33,307	25,686

Total net sales	$5,080,106	$5,005,501	$4,832,237

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

9.  Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2011 Credit Agreement (as defined below), the 2007 Credit Agreement (as defined below), the 2007 Note Purchase Agreement (as defined below) and the Receivables Securitization Program (as defined below) contain restrictions on the use of cash transferred from USSC to USI.

Debt consisted of the following amounts (in millions):

	As of December 31, 2012	As of December 31, 2011
2011 Credit Agreement	$238.1	$361.8
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program	150.0	—
Mortgage & Capital Lease	1.3	—

Total	$524.4	$496.8

As part of the acquisition of OKI in 2012 the Company acquired a capital lease related to a computer server which terminates in 2015, as well as a mortgage on the headquarters of the Canadian subsidiary which matures in 2014. As of December 31, 2012, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). While the Company had primarily all of its outstanding debt based on LIBOR at December 31, 2012, the Company had hedged $135 million of this debt with an interest rate swap further discussed in Note 2, “Summary of Significant Accounting Policies”, and Note 19, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of December 31, 2012 the overall weighted average effective borrowing rate of the Company’s debt was 2.5%. At December 31, 2012 funding levels based on the Company’s unhedged debt of $389.4 million, a 50 basis point movement in interest rates would result in a $1.9 million change in annualized interest expense, on a pre-tax basis, and upon cash flows from operations.

Receivables Securitization Program

On January 18, 2013, the Company’s accounts receivable securitization program (“Receivables Securitization Program” or the “Program”) was amended and restated to increase the maximum amount of financing from $150 million to $200 million and to extend the term of the Program through January 18, 2016. The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association (the “Investor”). The Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investor;
•	The Receivables Sale Agreement between USSC and USFS;
•	The Receivables Purchase Agreement between USFS and USR; and
•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investor. The Program now provides for maximum funding available of the lesser of $200 million or the total amount of eligible receivables less excess concentrations and applicable reserves. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the Program are repaid and the Program has been terminated.

As of December 31, 2012, the Transfer and Administration Agreement prohibited the Company from exceeding a Leverage Ratio of 3.50 to 1.00 and imposed other restrictions on the Company’s ability to incur additional debt. It also contained additional covenants, requirements and events of default that are customary for this type of agreement, including the failure to make any required payments when due.

The receivables sold to the Investor remain on USI’s Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor are recorded as debt on USI’s Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Consolidated Statements of Income. As of December 31, 2012 and December 31, 2011, $400.2 million and $421.0 million, respectively, of receivables had been sold to the Investor. As of December 31, 2012, USR had $150.0 million outstanding under the Program. As of December 31, 2011, no amounts had been borrowed by USR.

Credit Agreement and Other Debt

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the “2007 Note Purchase Agreement”) with several purchasers. The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to the debt restrictions contained in the 2011 Credit Agreement. Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”). Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008. USSC may issue additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time.

On September 21, 2011, USI and USSC entered into a Third Amended and Restated Five-Year Revolving Credit Agreement (the “2011 Credit Agreement”) with U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents; Bank of America, N.A. and PNC Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders identified therein. The 2011 Credit Agreement amends and restates the Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”). The 2011 Credit Agreement expires on September 21, 2016.

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

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 19, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

The Company had outstanding letters of credit of $9.4 million under the 2011 Credit Agreement as of December 31, 2012 and $10.3 million under the 2011 Credit Agreement as of December 31, 2011.

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

The 2011 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party. Debt maturities as of December 31, 2012, were as follows (in millions):

Year	Amount
2013	$—
2014	136.2
2015	0.1
2016	388.1
Thereafter	—

Total	$524.4

10.  Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2012 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases
2013	$50,196
2014	43,826
2015	37,165
2016	28,250
2017	19,653
Thereafter	30,048

Total required lease payments	$209,138

Operating lease expense was approximately $48.5 million, $50.1 million, and $50.8 million in 2012, 2011, and 2010, respectively.

11.  Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2012, the Company has pension plans covering approximately 2,900 of its active associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31 as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

The following table sets forth the plans’ changes in Projected Benefit Obligation for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Benefit obligation at beginning of year	$171,022	$151,137
Service cost—benefit earned during the period	962	769
Interest cost on projected benefit obligation	8,417	8,482
Union plan amendments	309	564
Actuarial loss	19,432	17,254
Benefits paid	(3,622)	(7,184)

Benefit obligation at end of year	$196,520	$171,022

The accumulated benefit obligation for the plan as of December 31, 2012 and 2011 totaled $196.5 million and $171.0 million, respectively.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans’ assets for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Fair value of plan assets at beginning of year	$120,295	$123,748
Actual return on plan assets	15,883	(7,471)
Company contributions	13,007	11,202
Benefits paid	(3,622)	(7,184)

Fair value of plan assets at end of year	$145,563	$120,295

The Company’s pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2012 and 2011, by asset category are as follows:

Asset Category	2012	2011
Cash	1.1%	2.5%
Equity securities	73.5%	72.2%
Fixed income	25.4%	25.3%

Total	100.0%	100.0%

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

The Company’s defined benefit plan assets are measured at fair value on a recurring basis and are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. The target allocations for plan assets are 82 percent equity securities and 18 percent corporate bonds and U.S. Treasuries. Equity securities include investments in large cap and small cap corporations located in the U.S. and a mix of both international and emerging market corporations. Fixed Income securities include investment grade bonds and U.S. treasuries. Other types of investments include commodity futures and Real Estate Investment Trusts (REITs).

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 20 for a discussion of the fair value hierarchy.

Fair values for equity and fixed income securities are primarily based on valuations for identical instruments in active markets.

The fair values of the Company’s pension plan assets at December 31, 2012 and 2011 by asset category are as follows:

Fair Value Measurements at

December 31, 2012 (in thousands)

Asset Category			Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash			$1,537	$1,537
Equity Securities
U.S. Large Cap	(a	)	41,669	41,669
International Large Core	(b	)	33,673	33,673
Emerging Markets	(c	)	11,314	11,314
U.S. Small Value Fund	(d	)	7,255		$7,255
U.S. Small Growth Fund	(e	)	7,182	7,182
Domestic Real Estate	(f	)	5,954	5,954
Fixed Income
U.S. Fixed Income	(g	)	25,720	25,720
Commodities/U.S. Fixed Income	(h	)	11,259	11,259

Total			$145,563	$138,308	$7,255	$—

Fair Value Measurements at

December 31, 2011 (in thousands)

Asset Category			Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash			$2,977	$2,977
Equity Securities
U.S. Large Cap	(a	)	36,840	36,840
International Large Core	(b	)	23,803	23,803
Emerging Markets	(c	)	8,200	8,200
U.S. Small Value Fund	(d	)	6,538		$6,538
U.S. Small Growth Fund	(e	)	6,369	6,369
Domestic Real Estate	(f	)	5,065	5,065
Fixed Income
U.S. Fixed Income	(g	)	11,252	11,252
Commodities/U.S. Fixed Income	(h	)	19,251	19,251

Total			$120,295	$113,757	$6,538	$—

(a)	A separately managed, diversified portfolio consisting of publically traded large cap stocks. The portfolio is predominately comprised of U.S. companies but may also hold international company stock.
(b)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled outside the U.S. and includes companies located in emerging market countries.
(c)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled in emerging market countries.
(d)	A daily valued commingled fund investment. The fund invests in publically traded, small capitalization companies that are considered value in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks. The fund allows for monthly liquidity.
(e)	A daily valued mutual fund investment. The fund invests in publically traded, small capitalization companies that are considered growth in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks.
(f)	A daily valued mutual fund investment. The fund invests in publically traded Real Estate Investment Trusts. This is an index mutual fund that tracks the Morgan Stanley REIT Index. The fund normally invests at least 98% of assets that are included in the Morgan Stanley REIT Index.
(g)	A separately managed fixed income portfolio utilized to match the duration of the Plan’s liabilities. This liability driven investment portfolio is comprised of Treasury securities including STRIPS and zero coupon bonds as well as high quality corporate bonds.
(h)	A daily valued mutual fund investment. This fund combines a commodities position, typically through swap agreements, with a portfolio of inflation indexed bonds and other fixed income securities. The commodities position is constructed to track the performance of the Dow Jones UBS Commodity Index.

Plan Funded Status

The following table sets forth the plans’ funded status as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Funded status of the plan	$(50,957)	$(50,727)
Unrecognized prior service cost	1,804	1,671
Unrecognized net actuarial loss	74,557	67,198

Net amount recognized	$25,404	$18,142

Amounts Recognized in Consolidated Balance Sheets

	2012	2011
Accrued benefit liability	$(50,957)	$(50,727)
Accumulated other comprehensive income	76,361	68,869

Net amount recognized	$25,404	$18,142

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 for pension and supplemental benefit plans includes the following components (in thousands):

	2012	2011	2010
Service cost—benefit earned during the period	$962	$769	$867
Interest cost on projected benefit obligation	8,417	8,482	8,221
Expected return on plan assets	(10,005)	(9,715)	(8,635)
Amortization of prior service cost	176	135	135
Amortization of actuarial loss	6,194	1,940	1,902

Net periodic pension cost	$5,744	$1,611	$2,490

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2013 are approximately $5.6 million and $0.2 million, respectively.

Assumptions Used

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Pension plan assumptions:
Assumed discount rate, general	4.30%	5.00%	5.75%
Assumed discount rate, union	4.45%	5.00%	5.75%
Rate of compensation increase	—	—	—
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%

To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with and input from the Company’s outside actuaries. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. There was no rate of compensation increase in each of the past three fiscal years.

Contributions

On December 4, 2012 the Company’s Board of Directors approved a $13 million cash contribution to the Company’s pension plans to be funded in January 2013. Additional fundings, if any, for 2013 have not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company’s pension plans are as follows (in thousands):

Amounts
2013	$5,738
2014	6,043
2015	6,226
2016	7,742
2017	8,388
2018-2022	48,275

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates’ contributions were approximately $5.3 million, $5.1 million and $4.7 million in 2012, 2011 and 2010, respectively. Effective January 1, 2010 the Company began matching employee contributions at a reduced matching percentage. Effective December 31, 2010, the Company made a discretionary contribution to reinstate the full matching percentage for exempt employee contributions.

12.  Postretirement Health Benefits

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

Accrued Postretirement Benefit Obligation

The following table provides the plan’s change in Accrued Postretirement Benefit Obligation (“APBO”) for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Benefit obligation at beginning of year	$—	$73
Service cost—benefit earned during the period	—	—
Interest cost on projected benefit obligation	—	—
Plan participants’ contributions	—	—
Actuarial gain	—	—
Retiree medical plan termination	—	—
Benefits paid	—	(73)

Benefit obligation at end of year	$—	$—

The 2011 beginning balance of $73 thousand represents remaining runout claims not paid by December 31, 2010. These claims were paid during 2011.

Plan Assets and Investment Policies and Strategies

The Company did not fund its postretirement healthcare plan (see “Plan Funded Status” below). Accordingly, as of December 31, 2012 and 2011, the postretirement healthcare plan held no assets.

Plan Funded Status

The Company’s postretirement healthcare plan was unfunded. Accordingly, as of December 31, 2012 and 2011, the postretirement healthcare plan had no funding or amount recognized in accumulated other comprehensive income.

Components of Net Periodic Postretirement Benefit Cost

The costs of postretirement healthcare benefits for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Service cost—benefit earned during the period	$—	$—	$23
Interest cost on projected benefit obligation	—	—	91
Retiree medical plan termination	—	—	(5,118)
Recognized actuarial gain	—	—	(70)
Settlement of prior unrecognized gain	—	—	(3,683)

Net periodic postretirement benefit (income) cost	$—	$—	$(8,757)

Assumptions Used

The weighted-average assumptions used in accounting for the Company’s Retiree Medical Plan for the three years presented are set forth below:

	2012	2011	2010
Assumed average healthcare cost trend	n/a	n/a	3.00%
Assumed discount rate	n/a	n/a	5.75%

13.  Preferred Stock

USI’s authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI’s Board of Directors upon issuance. As of December 31, 2012 and 2011, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

14.  Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Currently Payable
Federal	$65,835	$40,268	$50,273
State	6,683	2,698	7,054

Total currently payable	72,518	42,966	57,327
Deferred, net—
Federal	(5,790)	18,950	11,271
State	(923)	1,964	1,645

Total deferred, net	(6,713)	20,914	12,916

Provision for income taxes	$65,805	$63,880	$70,243

The Company’s effective income tax rates for the years ended December 31, 2012, 2011 and 2010 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2012		2011		2010
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$62,172	35.0%	$60,507	35.0%	$64,048	35.0%
State and local income taxes—net of federal income tax benefit	3,464	2.0%	3,935	2.3%	5,630	3.1%
Change in tax reserves and accrual adjustments	(521)	(0.4)%	(924)	(0.5)%	(236)	(0.1)%
Non-deductible and other	690	0.4%	362	0.2%	801	0.4%

Provision for income taxes	$65,805	37.0%	$63,880	37.0%	$70,243	38.4%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2012		2011
	Assets	Liabilities	Assets(1)	Liabilities
Accrued expenses	$18,797	$—	$15,601	$—
Allowance for doubtful accounts	9,202	—	10,667	—
Depreciation and amortization	—	28,707	—	27,446
Intangibles arising from acquisitions	—	23,264	—	18,825
Inventory reserves and adjustments	—	28,366	—	32,828
Pension and post-retirement	15,485	—	14,757	—
Interest rate swap	406	—	3,954	—
Share-based compensation	7,148	—	7,703	—
Restructuring costs	698	—	1,143	—
Other	340	—	444	—

Total Deferred	52,076	80,337	54,269	79,099

Valuation Allowance	(2,136)	—	(2,661)	—

Net Deferred	$49,940	$80,337	$51,608	$79,099

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. These changes did not impact the Consolidated Statements of Income.

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

Valuation allowances principally relate to state tax credits and net operating losses which may be carried forward to future tax years until their expiration in the years ending December 31, 2017 and December 31, 2032, respectively.

Accounting for Uncertainty in Income Taxes

At December 31, 2012, the gross unrecognized tax benefits decreased to $3.1 million. At December 31, 2011 and 2010, the Company had $3.4 million and $4.5 million, respectively, in gross unrecognized tax benefits. The following table shows the changes in gross unrecognized tax benefits, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Beginning Balance, January 1	$3,374	$4,500	$5,036
Additions based on tax positions taken during a prior period	308	61	208
Reductions based on tax positions taken during a prior period	(11)	(23)	(17)
Additions based on tax positions taken during the current period	451	291	359
Reductions related to settlement of tax matters	(490)	(894)	(377)
Reductions related to lapses of applicable statutes of limitation	(498)	(561)	(709)

Ending Balance, December 31	$3,134	$3,374	$4,500

At December 31, 2012, 2011 and 2010, $3.1 million, $3.4 million and $4.5 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 were income of $0.1 million, $0.3 million and $0.1 million, respectively. The Consolidated Balance Sheets at December 31, 2012 and 2011 include $0.6 and $0.7 million, respectively, accrued for the potential payment of interest and penalties.

As of December 31, 2012, the Company’s U.S. Federal income tax returns for 2009 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2004 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.5 million.

15.  Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash Paid During the Year For:
Interest	$22,563	$26,463	$25,890
Income taxes, net	53,053	50,921	59,121

16.  Other (Income) Expense, Net

In 2011, the Company had a $1.9 million reversal of prior acquisition earn-out and deferred payment liabilities related to the 2010 acquisition of MBS Dev. This gain relates to the renegotiated agreement to accelerate payment on the remaining deferred payments in consideration for termination of the Company’s obligation to pay the earn-out component. In 2010, the Company revalued the MBS Dev earn-out acquisition liabilities to $5.1 million based on the fair value of each earn-out as of that date and recorded a non-cash, pre-tax charge of $0.8 million in Other (Income) Expense, net. See Note 1 for further information.

17.  Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their net carrying values. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	As of December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$30,919	$30,919	$11,783	$11,783
Accounts receivable, net	658,760	658,760	659,215	659,215
Accounts payable	495,278	495,278	499,265	499,265
Short-term interest rate swap liability	227	227	4,601	4,601
Debt	524,376	524,376	496,757	496,757
Long-term interest rate swap liability	846	846	5,697	5,697

The fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 19, “Derivative Financial Instruments”, for further information.

18. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2012 and 2011 were as follows (in thousands):

	As of December 31,
	2012	2011
Other Long-Term Assets, net:
Investment in deferred compensation	$4,528	$4,536
Long-term notes receivable	10,368	10,184
Equity investment	1,518	2,051
Capitalized financing costs	2,523	3,373
Other	1,323	356

Total other long-term assets, net	$20,260	$20,500

Other Long-Term Liabilities:
Accrued pension obligation	$50,957	$50,727
Deferred rent	18,606	18,724
Deferred directors compensation	5,030	4,549
Long-Term swap liability	846	5,697
Long-Term income tax liability	3,700	3,802
Long-Term merger expenses	4,720	220
Other (1)	10,317	2,140

Total other long-term liabilities	$94,176	$85,859

(1)	2012 includes $5.6 million of long-term workers compensation liabilities.

19. Derivative Financial Instruments

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

USSC entered into four separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR-based interest rate risk noted in the table below. These swap transactions occurred as follows:

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

Approximately 25% ($135 million) of the Company’s current outstanding debt had its interest payments designated as the hedged forecasted transactions to the November 2007 Swap Transaction at December 31, 2012.

The Company’s outstanding swap transactions are accounted for as cash flow hedges and are recorded at fair value on the statement of financial position as of December 31, 2012. These hedges were as follows (in thousands):

As of December 31, 2012	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$227
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$846

(1)	These interest rate derivatives qualify for hedge accounting and are in a net liability position. Therefore, the fair value of the interest rate derivatives are included in the Company’s Consolidated Balance Sheets as a component of “Accrued liabilities” or “Other Long-Term Liabilities” depending on the maturity date of the instrument, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

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

The November 2007 Swap Transaction effectively converts a portion of the Company’s current floating-rate debt to a fixed-rate basis, and the July 2012 Swap Transaction effectively converts a portion of the Company’s future floating-rate debt to a fixed-rate basis. Both reduce the impact of interest rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap (as noted above) will fail to perform under the terms of the agreement. The Company attempts to minimize the credit risk in these agreements by only entering into transactions with creditworthy counterparties. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised its early termination rights under the outstanding swap transactions as of December 31, 2012, the Company would have been required to pay the aggregate fair value net liability of $1.1 million plus accrued interest to the counterparties.

The swap transactions contain no ineffectiveness; therefore, all gains or losses on these derivative instruments are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which the hedged transaction affects earnings. The following tables depict the effect of these derivative instruments on the statement of income for the years ended December 31, 2012 and 2011.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
November 2007 Swap Transaction	$(2,376)	$(2,858)	Interest expense, net of income tax expense	$(5,783)	$(5,981)
December 2007 Swap Transaction	(1,335)	(3,228)	Interest expense, net of income tax expense	(3,400)	(7,633)
March 2008 Swap Transaction	(535)	(1,284)	Interest expense, net of income tax expense	(1,344)	(2,945)
July 2012 Swap Transaction	(562)	—	Interest expense, net of income tax expense	—	—

20.  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 19, “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements as of December 31, 2012
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$1,073	$—	$1,073	$—

	Fair Value Measurements as of December 31, 2011
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$10,298	$—	$10,298	$—

The carrying amount of accounts receivable at December 31, 2012 and 2011, including $400.2 million and $421.0 million, respectively, of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of December 31, 2012, no assets or liabilities are measured at fair value on a nonrecurring basis.

21.  Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2012:
Net sales	$1,271,647	$1,275,710	$1,288,675	$1,244,074	$5,080,106

Gross profit	180,929	188,259	203,758	201,658	774,604

Net income(2)	15,112	27,029	36,764	32,925	111,830

Net income per share—basic	$0.36	$0.67	$0.92	$0.83	$2.77

Net income per share—diluted	$0.36	$0.66	$0.91	$0.81	$2.73

Year Ended December 31, 2011:
Net sales	$1,237,453	$1,256,628	$1,310,029	$1,201,391	$5,005,501

Gross profit	182,372	184,239	199,751	173,717	740,079

Net income(3)	20,447	24,836	35,779	27,934	108,996

Net income per share—basic	$0.45	$0.55	$0.83	$0.67	$2.49

Net income per share—diluted	$0.44	$0.54	$0.81	$0.65	$2.42

(1)	As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.
(2)	2012 results were impacted by a $6.2 million or $0.09 per diluted share network optimization and cost reduction charge in the first quarter.
(3)	2011 results were impacted by the following items: (1) a $0.7 million or $0.01 per diluted share reversal for early retirement/workforce realignment in the fourth quarter (2) a $4.4 million or $0.05 per diluted share charge for equity compensation for the CEO transition in the second quarter and (3) a $1.6 million, or $0.03 per diluted share charge for an asset impairment in the first quarter.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that, as of December 31, 2012, the Company’s Disclosure Controls were effective, subject to the inherent limitations noted above in this Item 9A.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the last quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company’s executive officers, see “Executive Officers of the Registrant” included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions “Proposal 1: Election of Directors” and “Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance” in USI’s Proxy Statement for its 2013 Annual Meeting of Stockholders (“2012 Proxy Statement”) is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee’s composition and the presence of an “audit committee financial expert” is incorporated herein by reference to the information under the captions “Governance and Board Matters—Board Committees—General” and “—Audit Committee” in USI’s 2012 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in USI’s 2013 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Director Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in USI’s 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners” and “Voting Securities and Principal Holders—Security Ownership of Management” in USI’s 2012 Proxy Statement. Information relating to securities authorized for issuance under United’s equity plans is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in USI’s 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in USI’s 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information” and “—Audit Committee Pre-Approval Policy” in USI’s 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	32
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	33
	Report of Independent Registered Public Accounting Firm	34
	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	35
	Consolidated Statements of Comprehensive Income for the year years ended December 31, 2012, 2011 and 2010	36
	Consolidated Balance Sheets as of December 31, 2012 and 2011	37
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	38
	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	39
	Notes to Consolidated Financial Statements	40
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	77
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

Exhibit Number	Description
2.1	Stock Purchase Agreement dated as of October 22, 2012, among the Stockholders of O.K.I. Supply Co. and United Stationers Supply Co. (“USSC”) (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2012)

3.1	Second Restated Certificate of Incorporation of United Stationers, Inc. (“USI” or the “Company”), dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 (the “2001 Form 10-K”))

3.2	Amended and Restated Bylaws of United Stationers Inc., dated as of July 16, 2009 (Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among USI, USSC, and the note purchasers identified therein (the “2007 Note Purchase Agreement”) (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010 (the “Form 10-Q filed on August 6, 2010”))

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (the “Form 10-Q filed on November 7, 2007”))

Exhibit Number	Description
4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Form 10-Q filed on November 7, 2007)

10.1	Guaranty, dated as of March 21, 2003, by USSC, as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, and USTS in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the “2002 Form 10-K”)

10.2	Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)

10.3	Amended and Restated Pledge and Security Agreement dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.1 to the Form 10-Q filed on August 6, 2010)

10.4	Receivables Sale Agreement, dated as of March 3, 2009, by and between USSC, as Originator, and USFS, as Purchaser (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009 (the “Form 10-Q filed on May 8, 2009”))

10.5	Receivables Purchase Agreement, dated as of March 3, 2009, by and between USFS, as Seller, and USR, as Purchaser (Exhibit 10.5 to the Form 10-Q filed on August 6, 2010)

10.6	Performance Guarantee, dated as of March 3, 2009, among USI, as Performance Guarantee, and USR, as Recipient (Exhibit 10.4 to the Form 10-Q filed on May 8, 2009)

10.7†	Transfer and Administration Agreement, dated as of March 3, 2009, by and among United Stationers Receivables, LLC, (“USR”), USSCO as Originator, USFS, as Seller and Servicer, Enterprise Funding Company LLC, as a Conduit Investor, Market Street Funding LLC, as a Conduit Investor, Bank of America, National Association, as Agent, as a Class Agent and as an Alternate Investor, PNC Bank, National Association, as a Class Agent and as an Alternate Investor, and the other alternate investors from time to time parties thereto (Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 (the “2010 Form 10-K”))

10.8	First Amendment to the Transfer and Administration Agreement, dated as of May 14, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.43 to the 2009 Form 10-K)

10.9	Second Amendment to the Transfer and Administration Agreement, dated as of November 20, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.44 to the 2009 Form 10-K)

10.10	Third Amendment to the Transfer and Administration Agreement, dated as of January 22, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.45 to the 2009 Form 10-K)

10.11	Fourth Amendment to the Transfer and Administration Agreement, dated as of March 30, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.44 to the 2010 Form 10-K)

10.12	Fifth Amendment to the Transfer and Administration Agreement, dated as of June 30, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.45 to the 2010 Form 10-K)

Exhibit Number	Description
10.13†	Sixth Amendment to the Transfer and Administration Agreement, dated as of January 21, 2011, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.46 to the 2010 Form 10-K)

10.14	Reaffirmation, dated September 21, 2011, among USI, USSC, Lagasse, USTS, USFS, ORS Nasco, Inc., Oklahoma Rig, Inc., Oklahoma Rig & Supply Co. Trans, Inc., and MBS Dev, Inc. (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on November 2, 1011)

10.15†	Third Amended and Restated Five-Year Revolving Credit Agreement, dated September 21, 2011, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association , as Administrative Agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on November 2, 1011)

10.16†	First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement, dated as of January 20, 2012, between USSC, USR, USFS, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2012)

10.17	Seventh amendment to the Transfer and Administration Agreement, dated as of July 18, 2012, among USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 23, 2012)

10.18	Lease Agreement, dated as of January 12, 1993, as amended, among Stationers Antelope Joint Venture, AVP Trust, Adon V. Panattoni, Yolanda M. Panattoni and USSC (Exhibit 10.32 to the Company’s Form S-1 (SEC File No. 033-59811-01) filed on July 28, 1995 (the “1995 S-1”)

10.19	Second Amendment to Lease, dated as of November 22, 2002, between Stationers Joint Venture and USSC (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the “2003 Form 10-K”)

10.20	Second Amendment to Lease Agreement, dated as of September 23, 2010, between Tisha Land Company, LLC, successor-in-interest to Panattoni Investments, LLC, and USSC (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 25, 2011 (the “2010 Form 10-K”)

10.21	Third Amendment to Lease Agreement, dated as of August 8, 2008, between Corum Carol Stream Associates, LLC and USSC USSC (Exhibit 10.5 to the 2010 Form 10-K)

10.22	Second Amendment to Industrial Lease Agreement, executed as of May 27, 2010, by and between Allianz Life Insurance Co. successor-in-interest-to Duke Construction Limited Partnership and USSC (Exhibit 10.6 to the 2010 Form 10-K)

10.23	First Amendment to Industrial Lease Agreement, dated May 1, 2008, between Allianz Life Insurance Co. of North America and USSC (Exhibit 10.7 to the 2010 Form 10-K)

10.24	Industrial/Commercial Single Tenant Lease—Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005)

10.25	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2005)

10.26	Form of Indemnification Agreement entered into between USI and (for purposes of one provision) USSC with directors and various executive officers of USI (Exhibit 10.36 to the Company’s 2001 Form 10-K)**

10.27	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (“Form 10-Q filed on November 14, 2002”))**

10.28	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2002)**

10.29	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with directors and executive officers of USI (Exhibit 10.7 to the Company’s Form 10-Q filed on November 14, 2002)**

Exhibit Number	Description
10.30	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with P. Cody Phipps, and other executive officers of USI (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**

10.31	Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2004 (the “September 3, 2004 Form 8-K”))**

10.32	Form of grant letter used for grants of non-qualified stock options to employees under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**

10.33	United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan effective January 1, 2009 (Exhibit 10.33 to the 2008 Form 10-K)**
10.34	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008 (the “Form 10-Q filed on November 7, 2008”))**

10.35	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Exhibit 10.5 to the Form 10-Q filed on November 7, 2008)**

10.36	United Stationers Supply Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009 (Exhibit 10.26 to the 2009 Form 10-K)**

10.37	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Form 10-Q filed on May 6, 2010)**
10.38†	Performance Based Restricted Stock Unit Award Agreement between USI and Stephen Schultz, effective March 17, 2011 (Exhibit 10.1 to the Form 10-Q filed on May 4, 2011)**

10.39†	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Form 10-Q filed on May 4, 2011)**

10.40	United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “2004 Long-Term Incentive Plan”) effective as of May 11, 2011 (Appendix A to the 2011 DEF 14-A Proxy Statement)**

10.41†	Performance-Based Restricted Stock Unit Award Agreement, dated August 29, 2011, between the Registrant and P. Cody Phipps (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011)**
10.42	Form of Restricted Stock Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q filed on May 3, 2012)**

10.43	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 3, 2012)**

10.44	Form of Restricted Stock Award Agreement with EPS Minimum under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on October 30, 2012)**

10.45*	Form of Executive Employment Agreement, effective as of December 31, 2012**

10.46*	Executive Employment Agreement, dated December 31, 2012 by and among USI, USSC and Paul Cody Phipps**
21*	Subsidiaries of USI

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, dated as of February 22, 2013, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by P. Cody Phipps

31.2*	Certification of Chief Financial Officer, dated as of February 22, 2013, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Fareed A. Khan

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 22, 2013, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by P. Cody Phipps and Fareed A. Khan

Exhibit Number	Description
101*	The following financial information from United Stationers Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on February 22, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income at December 31, 2012 and 2011, (iii) the Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for a portion of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATIONERS INC.

By:	/s/ P. CODY PHIPPS
P. Cody Phipps
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ P. CODY PHIPPS P. Cody Phipps	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 22, 2013

/s/ FAREED A. KHAN Fareed A. Khan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013

/s/ KENNETH M. NICKEL Kenneth M. Nickel	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013

/s/ CHARLES K. CROVITZ Charles K. Crovitz	Chairman of the Board of Directors	February 22, 2013

/s/ ROBERT B. AIKEN, JR. Robert B. Aiken, Jr.	Director	February 22, 2013

/s/ JEAN S. BLACKWELL Jean S. Blackwell	Director	February 22, 2013

/s/ ROY W. HALEY Roy W. Haley	Director	February 22, 2013

/s/ SUSAN J. RILEY Susan J. Riley	Director	February 22, 2013

/s/ ALEX M. SCHMELKIN Alex M. Schmelkin	Director	February 22, 2013

/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	February 22, 2013

/s/ STUART A. TAYLOR, II Stuart A. Taylor, II	Director	February 22, 2013

/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	February 22, 2013

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Reclassifications(2)	Balance at End of Period
Allowance for doubtful accounts (3):
2012	$28,323	$5,232	$(8,490)	$(2,349)	$22,716
2011	29,079	9,359	(10,115)	—	28,323
2010	35,216	7,300	(13,437)	—	29,079

(1)—net	of any recoveries.
(2)—represents	the reclassification of a valuation allowance for customer deductions which also offsets accounts receivable.
(3)—represents	allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.