Form 10-Q
period 2013-03-31
UNITED STATIONERS INC
filed 2013-04-30
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

On April 26, 2013, the registrant had outstanding 40,558,392 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of March 31, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,522	$30,919
Accounts receivable, less allowance for doubtful accounts of $22,980 in 2013 and $22,716 in 2012	632,247	658,760
Inventories	726,217	767,206
Other current assets	33,356	30,118

Total current assets	1,412,342	1,487,003
Property, plant and equipment, net	139,345	143,523
Goodwill	357,907	357,226
Intangible assets, net	65,497	67,192
Other long-term assets	22,179	20,260

Total assets	$1,997,270	$2,075,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431,940	$495,278
Accrued liabilities	172,726	205,228
Short-term debt	1,162	—

Total current liabilities	605,828	700,506
Deferred income taxes	16,285	18,054
Long-term debt	535,885	524,376
Other long-term liabilities	84,138	94,176

Total liabilities	1,242,136	1,337,112
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2013 and 2012	7,444	7,444
Additional paid-in capital	405,039	404,196
Treasury stock, at cost – 33,760,943 shares in 2013 and 34,116,220 shares in 2012	(957,124)	(963,220)
Retained earnings	1,351,631	1,343,437
Accumulated other comprehensive loss	(51,856)	(53,765)

Total stockholders’ equity	755,134	738,092

Total liabilities and stockholders’ equity	$1,997,270	$2,075,204

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Net sales	$1,250,485	$1,271,647
Cost of goods sold	1,061,960	1,090,718

Gross profit	188,525	180,929
Operating expenses:
Warehousing, marketing and administrative expenses	163,284	149,337

Operating income	25,241	31,592
Interest expense, net	3,113	7,166

Income before income taxes	22,128	24,426
Income tax expense	8,254	9,314

Net income	$13,874	$15,112

Net income per share - basic:
Net income per share - basic	$0.35	$0.36

Average number of common shares outstanding - basic	39,972	41,574
Net income per share - diluted:
Net income per share - diluted	$0.34	$0.36

Average number of common shares outstanding - diluted	40,628	42,420
Dividends declared per share	$0.14	$0.13

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Net income	$13,874	$15,112
Other comprehensive income, net of tax
Unrealized foreign currency translation adjustment	745	1,618
Amortization of prior service costs and unrecognized loss included in net periodic benefit cost	1,020	—
Unrealized interest rate swap adjustments	144	2,144

Total other comprehensive income, net of tax	1,909	3,762

Comprehensive income	$15,783	$18,874

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$13,874	$15,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,475	8,607
Share-based compensation	2,420	1,926
Loss (gain) on the disposition of property, plant and equipment	14	(49)
Amortization of capitalized financing costs	224	241
Excess tax benefits related to share-based compensation	(1,477)	(464)
Deferred income taxes	(2,079)	(1,944)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	26,267	17,640
Decrease in inventory	40,828	69,959
(Increase) decrease in other assets	(3,999)	15,681
Decrease in accounts payable	(77,404)	(63,520)
Increase (decrease) in checks in-transit	14,201	(1,758)
Decrease in accrued liabilities	(27,304)	(19,427)
Decrease in other liabilities	(8,407)	(14,108)

Net cash (used in) provided by operating activities	(13,367)	27,896
Cash Flows From Investing Activities:
Capital expenditures	(9,096)	(4,479)
Proceeds from the disposition of property, plant and equipment	86	84

Net cash used in investing activities	(9,010)	(4,395)
Cash Flows From Financing Activities:
Net borrowings under debt arrangements	12,672	15,393
Net proceeds (disbursements) from share-based compensation arrangements	10,840	(942)
Acquisition of treasury stock, at cost	(7,124)	(33,575)
Payment of cash dividends	(5,571)	(5,436)
Excess tax benefits related to share-based compensation	1,477	464
Payment of debt issuance costs	(345)	—

Net cash provided by (used in) financing activities	11,949	(24,096)
Effect of exchange rate changes on cash and cash equivalents	31	10

Net change in cash and cash equivalents	(10,397)	(585)
Cash and cash equivalents, beginning of period	30,919	11,783

Cash and cash equivalents, end of period	$20,522	$11,198

Other Cash Flow Information:
Income tax payments (refunds), net	$9,843	$(9,334)
Interest paid	4,443	6,887

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading distributor of business products.

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2012, which was derived from the December 31, 2012 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of United at March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Acquisition of O.K.I. Supply Co.

During the fourth quarter of 2012, USSC completed the acquisition of all of the capital stock of O.K.I. Supply Co. (OKI), a welding, safety and industrial products wholesaler. This acquisition was completed with a purchase price of $90 million. The purchase price includes approximately $4.5 million reserved for as a payable upon completion of a two year indemnification period. In total the purchase price, net of cash acquired, was $79.8 million. The acquisition extends the Company’s position as the leading pure-wholesale industrial distributor in the United States and brings expanded categories and services to customers. The purchase was financed through the Company’s existing debt agreements.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the preliminary purchase price allocation, the Company has recorded goodwill of $29.8 million and intangible assets of $17.1 million with definite lives related to trademarks and trade names, content, customer lists, and certain non-compete agreements as of March 31, 2013. Additionally, included within the purchase price allocation was $3.3 million of facilities and related equipment which the Company has sold or plans to sell in 2013. These assets are valued at their fair-value at the date of acquisition less the estimated cost to sell these assets.

The purchase price for OKI has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

New Accounting Pronouncements

On January 1, 2013 the Company adopted ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), which was issued by the FASB in July 2012. Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Upon adoption of this guidance on January 1, 2013, there was no impact on the Company’s financial condition or results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company has adopted the guidance for the reporting period ending March 31, 2013. There was no impact on the Company’s financial condition or results of operations due to the adoption.

2. Share-Based Compensation

As of March 31, 2013, the Company has two active equity compensation plans. Under the Amended and Restated 2004 Long-Term Incentive Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units, and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 29,990 shares of restricted stock and 152,513 restricted stock units (“RSUs”) during the first three months of 2013. During the first three months of 2012, the Company granted 192,326 shares of restricted stock and 204,686 RSUs. There were no stock options granted during the first three months of 2013 or 2012.

3. Severance and Restructuring Charges

During the first quarter 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. These actions were substantially completed in the first quarter of 2013. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction related expense of $13.2 million which were included in operating expenses. Cash outflows for this action will occur primarily during 2013 and 2014. Cash outlays associated with this charge in the three months ended March 31, 2013 were $0.6 million. As of March 31, 2013, the Company had accrued liabilities for these actions of $13.8 million.

During the first quarter 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and workforce reduction related expense of $3.6 million which were included in operating expenses. Cash outflows for this action occurred during 2012 and will continue in 2013. Cash outlays associated with this charge in the three months ended March 31, 2013 were $1.0 million. As of March 31, 2013 and December 31, 2012, the Company had accrued liabilities for these actions of $0.9 million and $1.9 million, respectively.

4. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (AOCI) by component, net of tax, for the first quarter of 2013 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2012	$(5,760)	$(713)	$(47,292)	$(53,765)
Other comprehensive income before reclassifications	745	3	—	748
Amounts reclassified from AOCI	—	141	1,020	1,161

Net other comprehensive income	745	144	1,020	1,909

AOCI, balance as of March 31, 2013	$(5,015)	$(569)	$(46,272)	$(51,856)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month periods ending March 31, 2013 and 2012 respectively:

Details About AOCI Components	Amount Reclassified From AOCI	Affected Line Item In The Statement Where Net Income Is Presented
	For the Three Months Ended March 31, 2013
Losses on interest rate swap cash flow hedges, before tax	$228	Interest expense, net
	(87)	Tax provision

	$141	Net of tax

Amortization of defined benefit pension plan items: (1)
Prior service cost and unrecognized loss	$1,625	Warehousing, marketing and administrative expenses
	(605)	Tax provision

	1,020	Net of tax

Total reclassifications for the period	$1,161	Net of tax

(1)	In the first quarter of 2013, the Company began to record the amortization of actuarial gains and losses and prior service costs recognized as a component of net periodic pension costs to AOCI. Prior to that date on a quarterly basis the Company recorded the amortization of actuarial gains and losses and prior service costs recognized as a component of net periodic pension cost to long term liabilities, with the amount being recorded to AOCI on an annual basis.

5. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. For the three-month period ending March 31, 2012, 0.1 million stock options were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three-month period ending March 31, 2013, all shares of common stock outstanding were included in the computation of diluted earnings per share because there were no antidilutive securities outstanding. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income	$13,874	$15,112
Denominator:
Denominator for basic earnings per share -
weighted average shares	39,972	41,574
Effect of dilutive securities:
Employee stock options and restricted units	656	846

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	40,628	42,420

Net income per share:
Net income per share - basic	$0.35	$0.36
Net income per share - diluted	$0.34	$0.36

Common Stock Repurchases

As of December 31, 2012, the Company had Board authorization to repurchase $55.1 million of USI common stock. During the three-month periods ended March 31, 2013 and 2012, the Company repurchased 208,274 and 1,128,155 shares of USI’s common stock at an aggregate cost of $7.8 million and $33.6 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first three months of 2013 and 2012, the Company reissued 563,551 and 196,739 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

6. Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2011 Credit Agreement (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2012), the 2007 Note Purchase Agreement (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2012), and the current Receivables Securitization Program (as defined below) contain restrictions on the use of cash transferred from USSC to USI.

On January 18, 2013, the Company’s accounts receivable securitization program (“Receivables Securitization Program” or “Program”) was amended and restated to increase the maximum amount of financing from $150 million to $200 million and to extend the term of the Program through January 18, 2016. The parties to the Program are USI, USSC, United Stationers Financial Services LLC (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association (the “Investor”). The Receivables Securitization Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investor;

•	The Receivables Sale Agreement between USSC and USFS;

•	The Receivables Purchase Agreement between USFS and USR; and

•	The Performance Guaranty executed by USI in favor of USR.

The receivables sold to the Investor remain on USI’s Condensed Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investor are recorded as debt on USI’s Condensed Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Condensed Consolidated Statements of Income. As of March 31, 2013 and December 31, 2012, $380.5 million and $400.2 million, respectively, of receivables had been sold to the Investor. USR had $199.7 million and $150.0 million outstanding as of March 31, 2013 and December 31, 2012, respectively, under the Program.

Debt consisted of the following amounts (in millions):

	As of March 31, 2013	As of December 31, 2012
2011 Credit Agreement	$200.9	$238.1
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program	199.7	150.0
Mortgage & Capital Lease	1.4	1.3

Total	$537.0	$524.4

As of March 31, 2013, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

7. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2012. A summary of net periodic pension cost related to the Company’s pension plans for the three-months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2013	2012
Service cost - benefit earned during the period	$304	$241
Interest cost on projected benefit obligation	2,097	2,104
Expected return on plan assets	(2,842)	(2,501)
Amortization of prior service cost	48	44
Amortization of actuarial loss	1,577	1,548

Net periodic pension cost	$1,184	$1,436

The Company made cash contributions of $13.0 million to its pension plans during each of the first three months ended March 31, 2013 and 2012. Additional fundings, if any, for 2013 have not yet been determined. As of March 31, 2013 and December 31, 2012, respectively, the Company had accrued $37.5 million and $51.0 million of pension liability within “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.4 million for the Company match of employee contributions to the Plan for the three months ended March 31, 2013. During the same period last year, the Company recorded $1.4 million to match employee contributions.

8. Derivative Financial Instruments

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

USSC entered into four separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR-based interest rate risk noted in the table below. These swap transactions occurred as follows:

•

On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. This swap matured on January 15, 2013.

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

As of March 31, 2013, none of the Company’s current outstanding debt interest payments were designated as hedged forecasted transactions.

The Company’s outstanding swap transaction was accounted for as a cash flow hedge and was recorded at fair value on the statement of financial position as of March 31, 2013, at the following amount (in thousands):

As of March 31, 2013	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$(841)

(1)	This interest rate derivative qualifies for hedge accounting, and is in a net liability position. Therefore, the fair value of the interest rate derivative is included in the Company’s Condensed Consolidated Balance Sheets as a component of “Other Long-Term Liabilities”, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

Under the terms of the July 2012 Swap Transaction, USSC will be required to make monthly fixed rate payments to the counterparty calculated based on the notional amounts noted in the table above at a fixed rate also noted in the table above, while the counterparty is obligated to make monthly floating rate payments to USSC based on the one-month LIBOR on the same referenced notional amount.

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

The July 2012 Swap Transaction effectively converts a portion of the Company’s future floating-rate debt to a fixed-rate basis. It reduces the impact of interest rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap (as noted above) will fail to perform under the terms of the agreement. The Company attempts to minimize the credit risk in these agreements by only entering into transactions with counterparties the Company determines are creditworthy. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised its early termination rights under the outstanding swap transactions as of March 31, 2013, the Company would have been required to pay the aggregate fair value net liability of $0.8 million plus accrued interest to the counterparty.

The swap transaction that was in effect as of March 31, 2013 and the other swap transaction that were in effect as of March 31, 2012 contained no ineffectiveness; therefore, all gains or losses on those derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings. The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three-month periods ended March 31, 2013 and March 31, 2012.

	Amount of Gain (Loss) Recognized in OCI on Derivative			Amount of Gain (Loss) Reclassified
	(Effective Portion)			from Accumulated OCI into Income
	For the Three	For the Three		(Effective Portion)
	Months Ended March 31, 2013	Months Ended March 31, 2012	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
November 2007 Swap Transaction	$(77)	$(698)	Interest expense, net	$(228)	$(1,409)
December 2007 Swap Transaction	—	(730)	Interest expense, net	—	(1,779)
March 2008 Swap Transaction	—	(282)	Interest expense, net	—	(666)
July 2012 Swap Transaction	(7)	—	Interest expense, net	—	—

9. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap derivatives, based on the mark-to-market position of the Company’s positions and other observable interest rates (see Note 8 “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2013 (in thousands):

	Fair Value Measurements as of March 31, 2013
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$841	$—	$841	$—

The carrying amount of accounts receivable at March 31, 2013, including $380.5 million of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of March 31, 2013, no assets or liabilities are measured at fair value on a nonrecurring basis.

10. Other Assets and Liabilities

The Company had receivables related to supplier allowances totaling $69.2 million and $96.9 million included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

Accrued customer rebates of $36.1 million and $56.3 million as of March 31, 2013 and December 31, 2012, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Company Background

United is a leading distributor of business products with 2012 net sales of approximately $5.1 billion. United stocks over 130,000 items from over 1,400 manufacturers. These items include a broad spectrum of manufacturer-branded and private brand technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. United sells its products through a network of 65 distribution centers to its approximately 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors.

Overview of Strategy, Key Trends and Recent Results

•	United is focused on two primary strategies: 1) strengthen our core businesses and 2) diversify our business portfolio into higher margin categories and channels. We measure progress on these strategies in several ways. The first measure is sustained sales and margin growth that outperforms the underlying markets in which we compete. The second is to continue to diversify our business through targeted acquisitions as well as through organic growth in the industrial and janitorial and breakroom businesses. Achieving these goals and other activities are then expected to further drive improved operating income and improve our capital efficiency and return on investment.

•	Additionally, United remains disciplined in controlling costs by taking necessary actions to right size our business and fund growth initiatives. During the first quarter of 2013, the Company implemented cost reduction actions specifically aimed towards workforce reductions in back office, operations, and sales. The Company took additional headcount actions than originally anticipated which increased the charge and expected benefits. At the same time, we also streamlined our distribution network with seven facility closures related to the recently acquired OKI, which was fully integrated into the Company’s industrial business platform. One-time charges associated with these actions totaled approximately $14.4 million of which $13.2 million related to the workforce reductions and $1.2 million related to OKI facility closures. These actions are expected to generate annual savings in excess of $17 million. Management plans to invest a portion of these savings in growth and capability-building initiatives.

•	First quarter sales were unfavorably impacted by corporate and government spending reductions, an uncertain economic outlook, low inflation and muted business confidence as real jobs growth and small business confidence remained soft. The digitization of the workplace and the jobless recovery create a challenging environment for our core office products business. However, we will constantly adapt and evolve our Company to make progress on the factors we can control, notwithstanding the challenging economic times that we face. United is well positioned to help our supply chain partners win in the migration to an online marketplace. By executing on these strategies, we can strengthen our position as a leading distribution services company across our categories and channels while enabling our partners to succeed as well.

•

During the first quarter of 2013, we continued to make progress on our strategic initiatives and delivered solid results despite a difficult demand environment. GAAP diluted earnings per share for the latest quarter was $0.34, compared with $0.36 in the prior-year period. Adjusted diluted earnings per share were up 24% to $0.56 from $0.45 in the prior-year quarter. These adjusted results exclude the impact of the $14.4 million charge in the first quarter of 2013, and the cost reduction and facility closure charge of $6.2 million in the first quarter of 2012. Increased operating income, lower interest expense and lower average shares outstanding during the quarter benefited earnings per share in 2013.

•

Operating income for the quarter ended March 31, 2013 was $25.2 million or 2.0% of sales, versus $31.6 million or 2.5% of sales in the first quarter of 2012. Excluding the charges noted above, first quarter 2013 adjusted operating income was $39.7 million or 3.2% of sales, compared with $37.8 million or 3.0% of sales in the prior-year quarter.

•

Sales for the first quarter remained flat to the prior year quarter, after adjusting for one less selling day in this year’s quarter. Sales of $1.25 billion included strong growth in the industrial supplies category with sales up 35.7%. The OKI acquisition was a major contributor to year-over-year growth with core organic growth in the low single digits. Janitorial and breakroom supplies also increased 3.0%. These gains were offset by decreased sales in the technology, office products and furniture categories of 5.9%, 6.5%, and 3.0%, respectively.

•

The gross margin for the quarter was $188.5 million or 15.1% of sales, compared with $180.9 million or 14.2% of sales in the prior-year quarter. This 85 basis point improvement was due to a more favorable product category mix, margin improvement initiatives, and higher purchase-related supplier allowances. War on Waste (WOW) cost savings also contributed to the improvement in gross margin. Partially offsetting these gross margin increases were lower inflation trends, net of LIFO inventory impacts, and increased transportation costs

•

First quarter operating expenses were $163.3 million or 13.1% of sales, compared with $149.3 million or 11.7% of sales in the first quarter of 2012. Adjusted for the cost reduction and facility closure charges noted previously, operating expenses were $148.9 million or 11.9% of sales, up from $143.1 million or 11.3% in the prior-year quarter. Higher operating expenses in the first quarter of 2013 were driven by incremental costs related to the OKI acquisition, and increased healthcare and workers compensation costs.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

Critical Accounting Policies, Judgments and Estimates

During the first three months of 2013, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income, and Earnings Per Share for the three-month period ended March 31, 2013 and 2012 (in thousands, except per share data) excluding the effects of pre-tax charges related to workforce reductions and facility closures in the first quarters of 2013 and 2012, respectively. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended March 31,
	2013		2012
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$1,250,485	100.00%	$1,271,647	100.00%

Gross profit	$188,525	15.08%	$180,929	14.23%
Operating expenses	$163,284	13.06%	$149,337	11.74%
Workforce reduction and facility closure charge	(14,432)	(1.15)%	(6,247)	(0.49)%

Adjusted operating expenses	$148,852	11.91%	$143,090	11.25%

Operating income	$25,241	2.02%	$31,592	2.49%
Operating expense item noted above	14,432	1.15%	6,247	0.49%

Adjusted operating income	$39,673	3.17%	$37,839	2.98%

Net income	$13,874		$15,112
Operating expense item noted above, net of tax	8,948		3,873

Adjusted net income	$22,822		$18,985

Diluted earnings per share	$0.34		$0.36
Per share operating expense item noted above	0.22		0.09

Adjusted diluted earnings per share	$0.56		$0.45

Adjusted diluted earnings per share - growth rate over the prior year period	24.4%
Weighted average number of common shares - diluted	40,628		42,420

Results of Operations—Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Net Sales. Net sales for the first quarter of 2013 were $1.25 billion, flat compared with the prior-year quarter after adjusting for one less workday in the current year quarter. The following table summarizes net sales by product category for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012 (1)
Technology products	$364,390	$393,340
Traditional office products (including cut-sheet paper)	320,293	347,814
Janitorial and breakroom supplies	325,319	320,776
Industrial supplies	129,733	97,154
Office furniture	77,653	81,384
Freight revenue	25,309	23,641
Services, Advertising and Other	7,788	7,538

Total net sales	$1,250,485	$1,271,647

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the technology products category decreased in the first quarter of 2013 by 5.9% versus the first quarter of 2012, after adjusting for one less workday in the current quarter. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 29.1% of net sales for the first quarter of 2013. Overall reductions in corporate and government spending and the digitization of the workplace have led to declines in this area, particularly in printer imaging supplies.

Sales of traditional office products declined in the first quarter of 2013 by 6.5% versus the first quarter of 2012, after adjusting for one less selling day. Traditional office supplies represented 25.6% of the Company’s consolidated net sales for the first quarter of 2013. Within this category, the decline was driven by reduced cut-sheet paper and lower sales to the independent dealer channel. New channels and national accounts sales were relatively even with the prior-year quarter.

Sales in the janitorial and breakroom supplies product category increased 3.0% in the first quarter of 2013 compared to the first quarter of 2012. This category accounted for 26.0% of the Company’s first quarter of 2013 consolidated net sales. This growth was driven by continued improvements in cross-selling janitorial/breakroom products into office product dealers and other channels. This growth more than offset declines within the national accounts channel which has experienced a shift of some janitorial and breakroom business to direct customer purchases from manufacturers.

Industrial supplies sales in the first quarter of 2013 increased 35.7% compared to the same prior-year period. Sales of industrial supplies accounted for 10.4% of the Company’s net sales for the first quarter of 2013. Sales growth in industrial supplies was largely driven by the acquisition of OKI in November of 2012. Without this acquisition, industrial supplies grew in the low single digits over the prior year quarter as underlying demand for industrial products has moderated versus the prior-year quarter.

Office furniture sales in the first quarter of 2013 declined 3.0% compared to the first quarter of 2012. Office furniture accounted for 6.2% of the Company’s first quarter of 2013 consolidated net sales. First quarter sales declines in this category were driven by some timing differences in customer purchase patterns, continued weakness in demand for office furniture, and reduced corporate and government spending.

The remainder of the Company’s first quarter 2013 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first quarter of 2013 was $188.5 million, compared to $180.9 million in the first quarter of 2012. The gross margin rate of 15.1% was up 85 basis points (bps) from the prior-year quarter gross margin rate of 14.2%. The gross margin rate increased due to a favorable product category mix and margin improvement initiatives (110 bps), increased purchase-related supplier allowances (55 bps), and WOW cost savings (20 bps). These improvements were partially offset by lower inflation trends net of LIFO inventory impacts (75 bps) and increased freight costs (25 bps).

Operating Expenses. Operating expenses for the latest quarter were $163.3 million or 13.1% of sales, compared with $149.3 million or 11.7% of sales in the same period last year. Excluding the cost reduction and facility closure charges in each quarter, as previously noted, first quarter 2013 adjusted operating expenses were $148.9 million or 11.9% of sales, compared with last year’s adjusted $143.1 million or 11.3% of sales. Adjusted operating expenses in the first quarter of 2013 were up $5.8 million including approximately $4 million of OKI operating expenses. Healthcare and workers compensation costs of approximately $2 million contributed roughly 20 bps to the unfavorable operating expense ratio change versus the prior-year quarter. In addition, the Company continued to make investments in building capabilities and in initiatives to drive growth. Finally, lower sales and one less workday in the period this year, led to deleveraging of fixed costs which contributed to higher operating expenses as a percent of sales.

Interest Expense, net. Interest expense, net for the first quarter of 2013 was $3.1 million, down by $4.1 million from the same period in 2012, mainly due to the maturity of three interest rate swaps since the prior-year quarter and utilization of borrowings with a lower interest rate.

Income Taxes. Income tax expense was $8.3 million for the first quarter of 2013, compared with $9.3 million for the same period in 2012. The Company’s effective tax rate was 37.3% for the current-year quarter and 38.1% for the same period in 2012.

Net Income. Net income for the first quarter of 2013 totaled $13.9 million, or $0.34 per diluted share, compared with net income of $15.1 million, or $0.36 per diluted share for the same three-month period in 2012. Adjusted for the impact of the $14.4 million facility closure and severance charge in the first quarter of 2013, net income was $22.8 million and diluted earnings per share were $0.56. Adjusted net income was $19.0 million and diluted earnings per share were $0.45 in the prior-year quarter after excluding the effects of the $6.2 million workforce reduction and facility closure in the prior-year quarter. Lower average shares outstanding due to ongoing stock repurchases contributed approximately 2 cents per share to the current quarter results.

Liquidity and Capital Resources

United’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations and collections of receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements. These requirements include payments of interest and dividends, scheduled debt repayments, capital expenditures, working capital needs, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to our credit rating over the years, external funds have been available at an acceptable cost. We believe that current credit arrangements are sound and that the strength of our balance sheet affords us the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

Financing available from debt and the sale of accounts receivable as of March 31, 2013, is summarized below (in millions):

Availability

Maximum financing available under:
2011 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	200.0

Maximum financing available		$1,035.0
Amounts utilized:
2011 Credit Agreement	200.9
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	199.7
Outstanding letters of credit	9.4
Mortgage & Other	1.4

Total financing utilized		546.4

Available financing, before restrictions		488.6
Restrictive covenant limitation		142.6

Available financing as of March 31, 2013		$346.0

(1)	The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flow.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 totaled $13.4 million, compared with cash provided by operating activities of $27.9 million in the same three-month period of 2012. Operating cash flow in the first quarter of 2013 was negatively impacted by the timing of payments for year-end inventory investment buys. Payables leverage declined from 65% in the prior year to 59% as a result of this timing. Inventory reductions in the first quarter of 2013 were not as deep as in the prior-year quarter mainly due to year-end 2012 investment buys and softer sales than anticipated in our core office product categories during the 2013 quarter. Accounts receivable collections were stronger in the current year as the trade days outstanding declined by roughly one day. Operating cash flows during the first quarter of 2012 were also positively impacted by an approximate $9 million inflow related to an income tax refund during the quarter. In the current quarter, tax payments were approximately $10 million.

Investing Activities

Net cash used in investing activities for the first three months of 2013 was $9.0 million, compared to net cash used in investing activities of $4.4 million for the three months ended March 31, 2012. For the full year 2013, the Company expects capital spending to be approximately $35 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 totaled $11.9 million, compared with net cash used in financing activities of $24.1 million in the prior-year period. Net cash provided by financing activities during the first three months of 2013 was impacted by $12.7 million in net borrowings under debt arrangements and $10.8 million in net proceeds from share-based compensation arrangements. These cash inflows were partially offset by $7.1 million in share repurchases and $5.6 million in payment of cash dividends.

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of March 31, 2013	As of December 31, 2012
2011 Credit Agreement	$200.9	$238.1
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
Receivables Securitization Program	199.7	150.0
Mortgage & Capital Lease	1.4	1.3

Debt	537.0	524.4
Stockholders’ equity	755.1	738.1

Total capitalization	$1,292.1	$1,262.5

Debt-to-total capitalization ratio	41.6%	41.5%

The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to the debt restrictions contained in the 2011 Credit Agreement. Pursuant to the 2007 Note Purchase Agreement, USSC sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement. Interest on the notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%.

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

Each of the 2007 Note Purchase Agreement, the 2011 Credit Agreement and the Receivable Securitization Program contains representations and warranties, covenants and events of default that are customary for such facilities. The agreements also contain cross-default provisions under which, if a termination event occurs under any of the agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

Contractual Obligations

During the three-month period ended March 31, 2013, the Company entered into several operating lease extensions committing the Company to an additional $23.6 million in contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first three months of 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of March 31, 2013, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Common Stock Purchases.

During the three-month periods ended March 31, 2013 and 2012, the Company repurchased 208,274 and 1,128,155 shares of USI’s common stock at an aggregate cost of $7.8 million and $33.6 million, respectively. The Company repurchased 0.4 million shares for $13.9 million year-to-date through April 26, 2013. As of that date, the Company had approximately $41.2 million remaining of existing share repurchase authorization from the Board of Directors.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2013 to January 31, 2013	—	$—	—	$55,093,151
February 1, 2013 to February 28, 2013	—	—	—	55,093,151
March 1, 2013 to March 31, 2013	208,274	37.59	208,274	47,264,314

Total First Quarter	208,274	$37.59	208,274	$47,264,314

ITEM 6.	EXHIBITS

(a)	Exhibits

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

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

10.1	Second Omnibus Amendment to Transaction Documents, dated as of January 18, 2013, between USSC., United Stationers Receivables, LLC, USFS, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2013)

10.2*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Long-Term Incentive Plan**

31.1*	Certification of Chief Executive Officer, dated as of April 30, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of April 30, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of April 30, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on April 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three-month periods ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: April 30, 2013	/s/ Fareed A. Khan
Fareed A. Khan
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)