Form 10-Q
period 2013-06-30
UNITED STATIONERS INC
filed 2013-07-30
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

On July 25, 2013, the registrant had outstanding 39,881,144 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,117	$30,919
Accounts receivable, less allowance for doubtful accounts of $22,671 in 2013 and $22,716 in 2012	662,195	658,760
Inventories	732,202	767,206
Other current assets	26,014	30,118

Total current assets	1,441,528	1,487,003
Property, plant and equipment, net	139,098	143,523
Goodwill	358,427	357,226
Intangible assets, net	64,713	67,192
Other long-term assets	26,598	20,260

Total assets	$2,030,364	$2,075,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$475,207	$495,278
Accrued liabilities	176,394	205,228
Short-term debt	1,200	—

Total current liabilities	652,801	700,506
Deferred income taxes	16,693	18,054
Long-term debt	517,285	524,376
Other long-term liabilities	83,059	94,176

Total liabilities	1,269,838	1,337,112
Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 shares in 2013 and 2012	7,444	7,444
Additional paid-in capital	408,419	404,196
Treasury stock, at cost – 34,605,362 shares in 2013 and 34,116,220 shares in 2012	(986,949)	(963,220)
Retained earnings	1,380,727	1,343,437
Accumulated other comprehensive loss	(49,115)	(53,765)

Total stockholders’ equity	760,526	738,092

Total liabilities and stockholders’ equity	$2,030,364	$2,075,204

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$1,274,494	$1,275,710	$2,524,979	$2,547,357
Cost of goods sold	1,072,558	1,087,451	2,134,518	2,178,169

Gross profit	201,936	188,259	390,461	369,188
Operating expenses:
Warehousing, marketing and administrative expenses	143,009	137,935	306,293	287,272

Operating income	58,927	50,324	84,168	81,916
Interest expense, net	2,856	7,070	5,969	14,236

Income before income taxes	56,071	43,254	78,199	67,680
Income tax expense	21,401	16,225	29,655	25,539

Net income	$34,670	$27,029	$48,544	$42,141

Net income per share—basic:
Net income per share—basic	$0.87	$0.67	$1.22	$1.03

Average number of common shares outstanding—basic	39,762	40,223	39,867	40,899
Net income per share—diluted:
Net income per share—diluted	$0.86	$0.66	$1.20	$1.01

Average number of common shares outstanding—diluted	40,328	40,887	40,475	41,626
Dividends declared per share	$0.14	$0.13	$0.28	$0.26

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$34,670	$27,029	$48,544	$42,141
Other comprehensive income, net of tax
Unrealized translation adjustment	(1,384)	(852)	(639)	766
Amortization of prior service costs and unrecognized loss included in net periodic benefit cost	967	—	1,987	—
Unrealized interest rate swap adjustments	3,158	2,293	3,302	4,437

Total other comprehensive income, net of tax	2,741	1,441	4,650	5,203

Comprehensive income	$37,411	$28,470	$53,194	$47,344

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$48,544	$42,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,381	17,338
Share-based compensation	5,538	3,165
(Gain) loss on the disposition of property, plant and equipment	(219)	49
Amortization of capitalized financing costs	446	498
Excess tax benefits related to share-based compensation	(1,545)	(159)
Deferred income taxes	(7,195)	(3,474)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(4,036)	4,425
Decrease in inventory	31,604	48,924
Decrease in other assets	997	15,455
Decrease in accounts payable	(36,236)	(32,178)
Increase (decrease) in checks in-transit	16,094	(20,324)
Decrease in accrued liabilities	(20,757)	(14,283)
Decrease in other liabilities	(7,366)	(13,244)

Net cash provided by operating activities	45,250	48,333
Cash Flows From Investing Activities:
Capital expenditures	(17,044)	(10,342)
Proceeds from the disposition of property, plant and equipment	3,522	103

Net cash used in investing activities	(13,522)	(10,239)
Cash Flows From Financing Activities:
Net (repayments) borrowings under debt arrangements	(5,891)	30,384
Net proceeds (disbursements) from share-based compensation arrangements	14,366	(583)
Acquisition of treasury stock, at cost	(39,810)	(54,311)
Payment of cash dividends	(11,220)	(10,848)
Excess tax benefits related to share-based compensation	1,545	159
Payment of debt issuance costs	(410)	(121)

Net cash used in financing activities	(41,420)	(35,320)
Effect of exchange rate changes on cash and cash equivalents	(110)	2

Net change in cash and cash equivalents	(9,802)	2,776
Cash and cash equivalents, beginning of period	30,919	11,783

Cash and cash equivalents, end of period	$21,117	$14,559

Other Cash Flow Information:
Income tax payments, net	$36,882	$13,606
Interest paid	7,115	14,144

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of United at June 30, 2013 and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012. The results of operations for the three months and six months ended June 30, 2013 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Acquisition of O.K.I. Supply Co.

During the fourth quarter of 2012, USSC completed the acquisition of all of the capital stock of O.K.I. Supply Co. (OKI), a welding, safety and industrial products wholesaler. This acquisition was completed with a purchase price of $90 million. The purchase price includes approximately $4.5 million payable upon completion of a two year indemnification period. In total the purchase price, net of cash acquired, was $79.8 million. The acquisition extends the Company’s position as the leading pure-wholesale industrial distributor in the United States and brings expanded categories and services to customers. The purchase was financed through the Company’s existing debt agreements.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the preliminary purchase price allocation, the Company has recorded goodwill of $30.4 million and intangible assets of $18.0 million with definite lives related to trademarks and trade names, content, customer lists, and certain non-compete agreements as of June 30, 2013. Additionally, included within the purchase price allocation was $3.3 million of facilities and related equipment which the Company has sold in 2013. These assets were valued at their fair-value at the date of acquisition less the estimated cost to sell these assets.

The purchase price for OKI has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Company is in the process of finalizing appraisals of tangible and intangible assets and continues to evaluate the initial purchase price allocations and adjust, as of the acquisition date, as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company has adopted the guidance for the reporting period ending June 30, 2013. There was no impact on the Company’s financial condition or results of operations due to the adoption.

2. Share-Based Compensation

As of June 30, 2013, the Company has two active equity compensation plans. Under the Amended and Restated 2004 Long-Term Incentive Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units, and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 41,379 shares of restricted stock, 152,513 restricted stock units (“RSUs”), and 575,426 stock options during the first six months of 2013. During the first six months of 2012, the Company granted 216,311 shares of restricted stock and 204,686 RSUs. There were no stock options granted during the first six months of 2012.

3. Severance and Restructuring Charges

During the first quarter of 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. These actions were substantially completed in the first quarter of 2013. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction related expense of $13.2 million which were included in operating expenses. Cash outflows for this action will occur primarily during 2013 and 2014. Cash outlays associated with this charge in the six months ended June 30, 2013 were $3.0 million. In the second quarter of 2013, the Company reversed approximately $0.3 million of this charge. As of June 30, 2013, the Company had accrued liabilities for these actions of $11.1 million.

During the first quarter 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and workforce reduction related expense of $3.6 million which were included in operating expenses. Cash outflows for this action occurred during 2012 and will continue in 2013. Cash outlays associated with this charge in the six months ended June 30, 2013 were $1.5 million. As of June 30, 2013 and December 31, 2012, the Company had accrued liabilities for these actions of $0.4 million and $1.9 million, respectively.

4. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (AOCI) by component, net of tax, for the period ended June 30, 2013 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2012	$(5,760)	$(713)	$(47,292)	$(53,765)
Other comprehensive income before reclassifications	(639)	3,161	—	2,522
Amounts reclassified from AOCI	—	141	1,987	2,128

Net other comprehensive income	(639)	3,302	1,987	4,650

AOCI, balance as of June 30, 2013	$(6,399)	$2,589	$(45,305)	$(49,115)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month and six-month periods ending June 30, 2013 respectively:

Details About AOCI Components	Amount Reclassified From AOCI		Affected Line Item In The Statement Where Net Income Is Presented
	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Losses on interest rate swap cash flow hedges, before tax	$—	$228	Interest expense, net
	—	(87)	Tax provision

	$—	$141	Net of tax

Amortization of defined benefit pension plan items: (1)
Prior service cost and unrecognized loss	$1,624	$3,249	Warehousing, marketing and administrative expenses
	(657)	(1,262)	Tax provision

	967	1,987	Net of tax

Total reclassifications for the period	$967	$2,128	Net of tax

(1)	In the first quarter of 2013, the Company began to record the amortization of actuarial gains and losses and prior service costs recognized as a component of net periodic pension costs to AOCI. Prior to the first quarter of 2013, on a quarterly basis the Company recorded the amortization of actuarial gains and losses and prior service costs recognized as a component of net periodic pension cost to long term liabilities, with the amount being recorded to AOCI on an annual basis.

5. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. For the three-month and six-month periods ending June 30, 2013 and 2012, 0.6 million and 0.5 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$34,670	$27,029	$48,544	$42,141
Denominator:
Denominator for basic earnings per share -
weighted average shares	39,762	40,223	39,867	40,899
Effect of dilutive securities:
Employee stock options and restricted units	566	664	608	727

Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	40,328	40,887	40,475	41,626

Net income per share:
Net income per share—basic	$0.87	$0.67	$1.22	$1.03
Net income per share—diluted	$0.86	$0.66	$1.20	$1.01

Common Stock Repurchases

On May 15, 2013 the Company’s Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s Common Stock. During the three-month periods ended June 30, 2013 and 2012, the Company repurchased 978,194 and 715,561 shares of USI’s common stock at an aggregate cost of $33.2 million and $20.7 million, respectively. During the six-month periods ended June 30, 2013 and 2012, the Company repurchased 1,186,468 and 1,843,716 shares of USI’s common stock at an aggregate cost of $41.0 million and $54.3 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first six months of 2013 and 2012, the Company reissued 697,326 and 257,585 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

On January 18, 2013, the Company’s accounts receivable securitization program (“Receivables Securitization Program” or “Program”) was amended and restated to increase the maximum amount of financing from $150 million to $200 million and to extend the term of the Program through January 18, 2016. The parties to the Program are USI, USSC, United Stationers Financial Services LLC (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association and the Bank of Tokyo – Mitsubishi UFJ, Ltd New York Branch (the “Investors”). The Receivables Securitization Program is governed by the following agreements:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

•	The Receivables Sale Agreement between USSC and USFS;

•	The Receivables Purchase Agreement between USFS and USR; and

•	The Performance Guaranty executed by USI in favor of USR.

The receivables sold to the Investor remain on USI’s Condensed Consolidated Balance Sheets, and amounts advanced to USR by the Investors or any successor Investors are recorded as debt on USI’s Condensed Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Condensed Consolidated Statements of Income. As of June 30, 2013 and December 31, 2012, $377.5 million and $400.2 million, respectively, of receivables had been sold to the Investors. USR had $200.0 million and $150.0 million outstanding as of June 30, 2013 and December 31, 2012, respectively, under the Program.

On July 8, 2013, the Company and USSC entered into a Fourth Amended and Restated Five-Year Revolving Credit Agreement (the “2013 Credit Agreement”) with JPMorgan Chase Bank, National Association, as Agent, and the lenders identified therein. The 2013 Credit Agreement amended and restated the 2011 Credit Agreement and extends the maturity date of the loan agreement to July 6, 2018.

The 2013 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. Subject to the terms and conditions of the 2013 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1.05 billion, a $50 million increase over the maximum under the 2011 Credit Agreement.

Amounts borrowed under the 2013 Credit Agreement are secured by substantially all of the Company’s assets, other than real property and certain accounts receivable. Borrowings under the 2013 Credit Agreement will bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. Based on the Company’s current Leverage Ratio, the applicable margin for LIBOR-based loans would be 1.375% and for Alternate Base Rate loans would be 0.375%. In addition, USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio. The 2013 Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type.

Debt consisted of the following amounts (in millions):

	As of June 30, 2013	As of December 31, 2012
2011 Credit Agreement	$182.1	$238.1
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
2009 Receivables Securitization Program	200.0	150.0
Mortgage & Capital Lease	1.4	1.3

Total	$518.5	$524.4

As of June 30, 2013, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

7. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2012. A summary of net periodic pension cost related to the Company’s pension plans for the three and six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Service cost—benefit earned during the period	$303	$240	$607	$481
Interest cost on projected benefit obligation	2,098	2,104	4,195	4,208
Expected return on plan assets	(2,841)	(2,501)	(5,683)	(5,002)
Amortization of prior service cost	47	44	95	88
Amortization of actuarial loss	1,577	1,549	3,154	3,097

Net periodic pension cost	$1,184	$1,436	$2,368	$2,872

The Company made cash contributions of $13.0 million to its pension plans during each of the first six months ended June 30, 2013 and 2012. Additional fundings, if any, for 2013 have not yet been determined. As of June 30, 2013 and December 31, 2012, respectively, the Company had accrued $37.1 million and $51.0 million of pension liability within “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.5 million and $2.9 for the Company match of employee contributions to the Plan for the three and six months ended June 30, 2013. During the same periods last year, the Company recorded $1.3 million and $2.7 million to match employee contributions.

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

USSC entered into five separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR-based interest rate risk noted in the table below. These swap transactions occurred as follows:

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

•

On June 11, 2013, USSC entered into a seven-month forward, seven-year interest rate swap transaction (the “June 2013 Swap Transaction”) with J.P. Morgan Chase Bank as the counterparty. The swap transaction has an effective date of January 15, 2014 and a maturity date of January 15, 2021.

As of June 30, 2013, none of the Company’s current outstanding debt interest payments were designated as hedged forecasted transactions.

The Company’s outstanding swap transactions were accounted for as cash flow hedges and were recorded at fair value on the statement of financial position as of June 30, 2013, at the following amounts (in thousands):

As of June 30, 2013	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Asset (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$1,539
June 2013 Swap Transaction	$150,000	Floating 3-month LIBOR	2.125%	January 15, 2021	$2,785

(1)	These interest rate derivatives qualify for hedge accounting, and are in a net asset position. Therefore, the fair value of the interest rate derivatives are included in the Company’s Condensed Consolidated Balance Sheets as a component of “Other Assets”, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

Under the terms of the July 2012 Swap Transaction, USSC will be required to make monthly fixed rate payments to the counterparty calculated based on the notional amounts noted in the table above at a fixed rate also noted in the table above, while the counterparty is obligated to make monthly floating rate payments to USSC based on the one-month LIBOR on the same referenced notional amount. Under the terms of the June 2013 Swap Transaction, USSC will be required to make semi-annual fixed rate payments to the counterparty calculated based on the notional amounts noted in the table above at a fixed rate also noted in the table above, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount.

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

The July 2012 Swap Transaction effectively converts a portion of the Company’s future floating-rate debt to a fixed-rate basis. The June 2013 Swap Transaction reduces the exposure to variability in interest rates between the date the Company entered into the hedge and the future date of a debt issuance by the Company. Both swap transactions, reduce the impact of interest rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap (as noted above) will fail to perform under the terms of the agreement. The Company attempts to minimize the credit risk in these agreements by only entering into transactions with counterparties the Company determines are creditworthy. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

The Company’s agreements with its derivative counterparties provides that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreement. If an event of default had occurred and the counterparties had exercised its early termination rights under the outstanding swap transactions as of June 30, 2013, the Company would have been entitled to receive the aggregate fair value net asset of $4.3 million plus accrued interest from the counterparties.

The swap transactions that were in effect as of June 30, 2013 and the swap transaction that was in effect as of June 30, 2012 contained no ineffectiveness; therefore, all gains or losses on those derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings. The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three and six month periods ended June 30, 2013 and June 30, 2012.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013		For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
November 2007 Swap Transaction	$—	$(77)	Interest expense, net	$—	$(228)
December 2007 Swap Transaction	—	—	Interest expense, net	—	—
March 2008 Swap Transaction	—	—	Interest expense, net	—	—
July 2012 Swap Transaction	1,459	1,452	Interest expense, net	—	—
June 2013 Swap Transaction	1,699	1,699	Interest expense, net	—	—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012		For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
November 2007 Swap Transaction	$(578)	$(1,276)	Interest expense, net	$(1,430)	$(2,839)
December 2007 Swap Transaction	(605)	(1,335)	Interest expense, net	(1,621)	(3,400)
March 2008 Swap Transaction	(253)	(535)	Interest expense, net	(678)	(1,344)
July 2012 Swap Transaction	—	—	Interest expense, net	—	—
June 2013 Swap Transaction	—	—	Interest expense, net	—	—

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013 (in thousands):

	Fair Value Measurements as of June 30, 2013
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$4,324	$—	$4,324	$—

The carrying amount of accounts receivable at June 30, 2013, including $377.5 million of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of June 30, 2013, no assets or liabilities are measured at fair value on a nonrecurring basis.

10. Other Assets and Liabilities

The Company had receivables related to supplier allowances totaling $85.3 million and $96.9 million included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.

Accrued customer rebates of $43.7 million and $56.3 million as of June 30, 2013 and December 31, 2012, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Company Background

United is a leading distributor of business products with 2012 net sales of approximately $5.1 billion. United stocks over 130,000 items from over 1,400 manufacturers. These items include a broad spectrum of manufacturer-branded and private brand technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. United sells its products through a network of 64 distribution centers to its approximately 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors.

Overview of Strategy, Key Trends and Recent Results

•

Our strategy has two main components: 1) to strengthen our core business and 2) to diversify our offering of business essentials to drive profitable growth. We are in position to capture the growth created by the changing marketplace. Specifically, we continue to invest in digital and online capabilities and are working with leading online resellers to help accelerate their growth in the categories we offer. Strengthening the core business also means driving efficiency and cost improvements. In addition, many distributors are broadening their categories and diversifying their businesses. Our business model allows these resellers to quickly enter new categories and scale their offerings. United’s product offering continues to expand into a broader product assortment of janitorial/breakroom and industrial products.

•

During the second quarter of 2013, GAAP diluted earnings per share for the latest quarter was $0.86, compared with $0.66 in the prior-year period. Increased operating income and lower interest expense benefited earnings per share in the second quarter of 2013.

•

Second quarter sales were relatively flat at $1.3 billion with strong industrial sales growth of 31.5%. The acquisition of OKI in the fourth quarter of last year was the primary driver of this growth. Industrial sales now comprise over 10% of our consolidated sales. Janitorial and breakroom products also grew by 2.6% with solid growth in sales of breakroom products and in sales to e-tailers and our independent office products resellers. Sales from our three office products categories declined approximately 5% as the demand environment remained challenged by low jobs growth, muted small business confidence levels and reduced government spending. United is well positioned to help our supply chain partners win in the migration to an online marketplace.

•

The gross margin rate of 15.8% was up 110 basis points (bps) from the prior-year quarter gross margin rate of 14.8%. Higher gross margin reflects the continued growth of our industrial category, as well as the decline in lower margin technology sales.

•

Operating income for the quarter ended June 30, 2013 was up 17% to $58.9 million or 4.6% of sales, versus $50.3 million or 3.9% of sales in the second quarter of 2012. This improvement was driven primarily by a 110 basis point improvement in gross margin, somewhat offset by a 40 basis point increase in operating expenses.

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

Critical Accounting Policies, Judgments and Estimates

During the first six months of 2013, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income, and Earnings Per Share for the six-month period ended June 30, 2013 and 2012 (in thousands, except per share data) excluding the effects of pre-tax charges related to workforce reductions and facility closures in the first quarters of 2013 and 2012, respectively. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Six Months Ended June 30,
	2013		2012
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$2,524,979	100.00%	$2,547,357	100.00%

Gross profit	$390,461	15.46%	$369,188	14.49%
Operating expenses	$306,293	12.13%	$287,272	11.28%
Workforce reduction and facility closure charge	(14,432)	(0.57)%	(6,247)	(0.25)%

Adjusted operating expenses	$291,861	11.56%	$281,025	11.03%

Operating income	$84,168	3.33%	$81,916	3.21%
Operating expense item noted above	14,432	0.57%	6,247	0.25%

Adjusted operating income	$98,600	3.90%	$88,163	3.46%

Net income	$48,544		$42,141
Operating expense item noted above, net of tax	8,948		3,873

Adjusted net income	$57,492		$46,014

Diluted earnings per share	$1.20		$1.01
Per share operating expense item noted above	0.22		0.10

Adjusted diluted earnings per share	$1.42		$1.11

Adjusted diluted earnings per share—growth rate over the prior year period	28%
Weighted average number of common shares—diluted	40,475		41,626

Results of Operations—Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Net Sales. Net sales for the second quarter of 2013 were $1.3 billion. The following table summarizes net sales by product category for the three-month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012 (1)
Technology products	$374,160	$399,359
Janitorial and breakroom supplies	332,870	324,407
Traditional office products (including cut-sheet paper)	324,041	337,457
Industrial supplies	132,280	100,595
Office furniture	76,706	80,774
Freight revenue	25,365	24,635
Services, Advertising and Other	9,072	8,483

Total net sales	$1,274,494	$1,275,710

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the technology products category decreased in the second quarter of 2013 by 6.3% versus the second quarter of 2012. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 29.4% of net sales for the second quarter of 2013. Sales declines in this category reflect reduced corporate and government spending, reduced sales of printer imaging supplies, and the de-emphasis in sales of certain low profit portions of our business as we execute our margin improvement initiatives.

Sales in the janitorial and breakroom supplies product category increased 2.6% in the second quarter of 2013 compared to the second quarter of 2012. This category accounted for 26.1% of the Company’s second quarter of 2013 consolidated net sales. This growth was driven by increased breakroom sales, and in sales to e-tailers and our independent office products resellers. Sales to national accounts customers were in the low single digits.

Sales of traditional office products declined in the second quarter of 2013 by 4.0% versus the second quarter of 2012. Traditional office supplies represented 25.4% of the Company’s consolidated net sales for the second quarter of 2013. Within this category, the decline was driven by reduced cut-sheet paper and lower sales to the independent dealer channel.

Industrial supplies sales in the second quarter of 2013 increased 31.5% compared to the same prior-year period. Sales of industrial supplies accounted for 10.4% of the Company’s net sales for the second quarter of 2013. Sales growth in industrial supplies was largely driven by the acquisition of OKI in November of 2012. Safety and general industrial sub-categories showed the strongest growth. Year-over-year sales decline in oilfield and welding experienced in the first quarter of 2013 continued into the second quarter of 2013.

Office furniture sales in the second quarter of 2013 declined 5.0% compared to the second quarter of 2012. Office furniture accounted for 6.0% of the Company’s second quarter of 2013 consolidated net sales. Second quarter sales declines in this category were driven by reduced sales to independent channel dealers and some national accounts.

The remainder of the Company’s second quarter 2013 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the second quarter of 2013 was $201.9 million, compared to $188.3 million in the second quarter of 2012. The gross margin rate of 15.8% was up 110 basis points (bps) from the prior-year quarter gross margin rate of 14.8%. This improvement is due primarily to a portfolio shift to higher margin product categories (40 bps), including the growth of our industrial business as well as a decline in lower margin technology sales. Additional margin improvement initiatives drove another 40 bps of the rate increase. Higher purchase related supplier allowances also contributed 50 bps in the quarter versus the prior-year quarter. These favorable items were partially offset by increased freight costs, net of WOW savings, of 20 bps and by lower inflation trends net of LIFO of 20 bps.

Operating Expenses. Operating expenses for the latest quarter were $143.0 million or 11.2% of sales, compared with $137.9 million or 10.8% of sales in the same period last year. The rise in operating expenses is mainly due to investments in our growth businesses, the OKI acquisition, and variable management compensation (45 bps). These increases were partially offset by savings from our restructuring programs and ongoing cost savings initiatives (15 bps).

Interest Expense, net. Interest expense, net for the second quarter of 2013 was $2.9 million, down by $4.2 million from the same period in 2012, mainly due to the maturity of three interest rate swaps since the prior-year quarter and utilization of borrowings with a lower interest rate.

Income Taxes. Income tax expense was $21.4 million for the second quarter of 2013, compared with $16.2 million for the same period in 2012. The Company’s effective tax rate was 38.2% for the current-year quarter and 37.5% for the same period in 2012.

Net Income. Net income for the second quarter of 2013 totaled $34.7 million, or $0.86 per diluted share, compared with net income of $27.0 million, or $0.66 per diluted share for the same three-month period in 2012.

Results of Operations—Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Net Sales. Net sales for the first six months of 2013 were $2.5 billion, flat to the same six-month period of 2012. The following table summarizes net sales by product category for the six-month periods ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012 (1)
Technology products	$738,603	$792,764
Janitorial and breakroom supplies	658,205	645,184
Traditional office products (including cut-sheet paper)	644,265	685,206
Industrial supplies	262,013	197,749
Office furniture	154,359	162,159
Freight revenue	50,674	48,276
Services, Advertising and Other	16,860	16,019

Total net sales	$2,524,979	$2,547,357

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the first half of 2013 by 6.1% versus the first half of 2012, after adjusting for one less workday in the current year period. This category accounted for 29.3% of net sales for the first half of 2013. Sales declines in this category reflect the digitization of the workplace with reduced sales of printer imaging supplies as well as decreased sales in certain low profit portions of our business as we execute our margin improvement initiatives.

Sales in the janitorial and breakroom supplies product category increased 2.8% in the first half of 2013 compared to the first half of 2012, after adjusting for one less workday in the current year period. This category accounted for 26.1% of the Company’s first six months of 2013 consolidated net sales. The sales increase reflected execution of cross selling initiatives and increased sales to other new channels that helped more than offset the shift of other national account business to direct purchases from manufacturers.

Sales of traditional office supplies were down 5.2% in the first six months of 2013 compared to the first six months of 2012, after adjusting for one less workday in the current year period. Traditional office supplies represented 25.5% of the Company’s consolidated net sales for the first half of 2013. Within this category, the decline was driven by reduced cut-sheet paper as well as traditional office products. New channel account sales increased from the prior-year, but this growth was more than offset by the sales decline in the independent dealer and national account channels.

Industrial sales in the first half of 2013 increased 33.5% compared to the same prior-year period, after adjusting for one less workday in the current year period. Sales of industrial supplies accounted for 10.4% of the Company’s net sales for the first half of 2013. Sales growth in industrial supplies was largely driven by the acquisition of OKI in November of 2012.

Office furniture sales in the first six months of 2013 were down 4.1% compared to the first half of 2012, after adjusting for one less workday in the current year period. Office furniture accounted for 6.1% of the Company’s first six months of 2013 consolidated net sales. Sales declines in this category were driven by continued weakness in demand for office furniture and reduced corporate and government spending.

The remainder of the Company’s first six months of 2013 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first six months of 2013 was $390.5 million, compared to $369.2 million in the second quarter of 2012. The gross margin rate of 15.5% was 100 basis points higher than the rate for the first six months of the prior year. The gross margin rate increased due to a favorable product category mix and margin improvement initiatives (90 bps), increased purchase-related supplier allowances (55 bps), and WOW cost savings. These improvements were partially offset by lower inflation trends net of LIFO inventory impacts (45 bps) and increased freight costs (20 bps).

Operating Expenses. Operating expenses for the first half of 2013 totaled $306.3 million or 12.1% of net sales, compared with $287.3 million or 11.3% of net sales in the first half of 2012. Excluding the $14.4 million network optimization and cost reduction charge in the first half of 2013 and the $6.2 million network optimization and cost reduction charge in the first half of 2012, adjusted operating expenses were $291.9 million or 11.6% of sales in 2013, compared with $281.0 million or 11.0% of sales in 2012. Operating expenses reflected increased employee-related costs mainly driven by the incremental costs from the acquisition of OKI. The Company continues to make investments in building capabilities and to drive growth.

Interest Expense, net. Interest expense for the first six months of 2013 was $6.0 million, down by $8.3 million for the same period in 2012, mainly due to the maturity of three interest rate swaps since the prior-year and utilization of borrowings with a lower interest rate.

Income Taxes. Income tax expense was $29.7 million for the first half of 2013, compared with $25.5 million for the same period in 2012. The Company’s effective tax rate was 37.9% for the first six months of 2013 and 37.7% for the same period in 2012.

Net Income. Net income for the first six months of 2013 totaled $48.5 million, or $1.20 per diluted share, compared with net income of $42.1 million, or $1.01 per diluted share for the same six-month period in 2012. Adjusted for the impact of the network optimization and cost reduction charge in the first half of 2013 and 2012, net income was $57.5 million or $1.42 per diluted share, compared with net income of $46.0 million or $1.11 per diluted share in the prior year period.

Liquidity and Capital Resources

United’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations and collections of receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements. These requirements include payments of interest and dividends, scheduled debt repayments, capital expenditures, working capital needs, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to our credit profile over the years, external funds have been available at an acceptable cost. We believe that current credit arrangements are sound and that the strength of our balance sheet affords us the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

Financing available from debt and the sale of accounts receivable as of June 30, 2013, is summarized below (in millions):

Availability

Maximum financing available under:
2011 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	200.0

Maximum financing available		$1,035.0
Amounts utilized:
2011 Credit Agreement	182.1
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	9.4
Mortgage & Other	1.4

Total financing utilized		527.9

Available financing, before restrictions		507.1
Restrictive covenant limitation		119.1

Available financing as of June 30, 2013		$388.0

(1)	The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 totaled $45.3 million, compared with cash provided by operating activities of $48.3 million in the same six-month period of 2012. Operating cash flows during the first six months of 2012 were also positively impacted by approximately $10 million inflow related to an income tax refund during the quarter offset by pension plan costs of $13 million. In the current quarter, tax payments were approximately $27.0 million.

Investing Activities

Net cash used in investing activities for the first six months of 2013 was $13.5 million, compared to net cash used in investing activities of $10.2 million for the six months ended June 30, 2013. For the full year 2013, the Company expects capital spending to be approximately $35 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 totaled $41.4 million, compared with $35.3 million in the prior-year period. Net cash used in financing activities during the first six months of 2013 was impacted by $5.9 million in net repayments of borrowings under debt arrangements, $39.8 million in share repurchases, and $11.2 million in payment of cash dividends. These outflows were partially offset by cash inflows of $14.4 million in net proceeds from share-based compensation arrangements. In 2012, borrowings of $30.4 million were more than offset by stock repurchases of $54 million and cash dividends of $11 million.

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	June 30, 2013	December 31, 2012
2011 Credit Agreement	$182.1	$238.1
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
Receivables Securitization Program	200.0	150.0
Mortgage & Capital Lease	1.4	1.3

Debt	518.5	524.4
Stockholders’ equity	760.5	738.1

Total capitalization	$1,279.0	$1,262.5

Debt-to-total capitalization ratio	40.5%	41.5%

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

On January 18, 2013, the Company’s accounts receivable securitization program (“Receivables Securitization Program” or “Program”) was amended and restated to increase the maximum amount of financing from $150 million to $200 million and to extend the term of the Program through January 18, 2016. The parties to the Program are USI, USSC, United Stationers Financial Services LLC (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association and the Bank of Tokyo – Mitsubishi UFJ, Ltd New York Branch (the “Investors”). The Receivables Securitization Program is governed by the following agreements:

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

On June 11, 2013, USSC entered into a seven-month forward, seven year interest rate swap transaction (the “June 2013 Swap Transaction”) with J.P. Morgan Chase Bank, N.A. as the counterparty in connection with indebtedness the Company expects to incur in the future. The June 2013 Swap Transaction has an effective date of January 15, 2014 and a termination date of January 15, 2021.

Under the terms of the June 2013 Swap Transaction, USSC will make semi-annual fixed rate payments to the counterparty calculated based on a notional amount of $150.0 million at a fixed rate of 2.125%, and the counterparty will make quarterly floating rate payments to USSC based on the three-month London Interbank Offered Rate on the same referenced notional amount. USSC is required to make the fixed rate payments even if a future financing is not completed.

On July 8, 2013, the Company and USSC entered into a Fourth Amended and Restated Five-Year Revolving Credit Agreement (the “2013 Credit Agreement”) with JPMorgan Chase Bank, National Association, as Agent, and the lenders identified therein. The 2013 Credit Agreement amended and restated the 2011 Credit Agreement and extends the maturity date of the loan agreement to July 6, 2018.

The 2013 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. Subject to the terms and conditions of the 2013 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1.05 billion, a $50 million increase over the maximum under the 2011 Credit Agreement.

Amounts borrowed under the 2013 Credit Agreement are secured by substantially all of the Company’s assets, other than real property and certain accounts receivable. Borrowings under the 2013 Credit Agreement will bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. Based on the Company’s current Leverage Ratio, the applicable margin for LIBOR-based loans would be 1.375% and for Alternate Base Rate loans would be 0.375%. In addition, USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio. The 2013 Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type.

Contractual Obligations

During the six-month period ended June 30, 2013, the Company entered into several operating lease extensions committing the Company to an additional $39.9 million in contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first six months of 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Based on this evaluation, the Company’s management (including its CEO and CFO) concluded that as of June 30, 2013, the Company’s Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 15, 2013 the Company’s Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s Common Stock. During the six-month periods ended June 30, 2013 and 2012, the Company repurchased 1,186,468 and 1,843,716 shares of USI’s common stock at an aggregate cost of $41.0 million and $54.3 million, respectively. The Company repurchased 1.3 million shares for $44.1 million year-to-date through July 25, 2013. As of that date, the Company had approximately $111.0 million remaining of existing share repurchase authorization from the Board of Directors.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 to April 30, 2013	225,670	$35.02	225,670	$39,360,503
May 1, 2013 to May 31, 2013	486,044	33.51	486,044	123,071,372
June 1, 2013 to June 30, 2013	266,480	33.75	266,480	114,076,434

Total Second Quarter	978,194	$33.93	978,194	$114,076,434

ITEM 6.	EXHIBITS

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

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

22	Published Report regarding matters submitted to vote of security holders (Company‘s current report on Form 8-K, filed on May 20, 2013)

31.1*	Certification of Chief Executive Officer, dated as of July 30, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of July 30, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of July 30, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on July 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three- and six-month periods ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: July 30, 2013	/s/ Fareed A. Khan
Fareed A. Khan
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)