Form 10-Q
period 2013-09-30
UNITED STATIONERS INC
filed 2013-10-28
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

On October 24, 2013, the registrant had outstanding 39,921,948 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,143	$30,919
Accounts receivable, less allowance for doubtful accounts of $20,560 in 2013 and $22,716 in 2012	694,988	658,760
Inventories	722,781	767,206
Other current assets	26,256	30,118

Total current assets	1,474,168	1,487,003
Property, plant and equipment, net	136,018	143,523
Goodwill	356,228	357,226
Intangible assets, net	66,082	67,192
Other long-term assets	25,568	20,260

Total assets	$2,058,064	$2,075,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469,873	$495,278
Accrued liabilities	181,338	205,228
Short-term debt	1,198	—

Total current liabilities	652,409	700,506
Deferred income taxes	20,958	18,054
Long-term debt	506,287	524,376
Other long-term liabilities	82,256	94,176

Total liabilities	1,261,910	1,337,112
Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 shares in 2013 and 2012	7,444	7,444
Additional paid-in capital	407,930	404,196
Treasury stock, at cost – 34,454,686 shares in 2013 and 34,116,220 shares in 2012	(985,488)	(963,220)
Retained earnings	1,415,652	1,343,437
Accumulated other comprehensive loss	(49,384)	(53,765)

Total stockholders’ equity	796,154	738,092

Total liabilities and stockholders’ equity	$2,058,064	$2,075,204

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$1,336,676	$1,288,675	$3,861,655	$3,836,032
Cost of goods sold	1,133,015	1,084,917	3,267,533	3,263,086

Gross profit	203,661	203,758	594,122	572,946
Operating expenses:
Warehousing, marketing and administrative expenses	136,265	140,117	442,558	427,389

Operating income	67,396	63,641	151,564	145,557
Interest expense, net	2,734	4,708	8,703	18,944

Income before income taxes	64,662	58,933	142,861	126,613
Income tax expense	24,161	22,169	53,816	47,708

Net income	$40,501	$36,764	$89,045	$78,905

Net income per share—basic:
Net income per share—basic	$1.03	$0.92	$2.24	$1.95

Average number of common shares outstanding—basic	39,468	39,896	39,732	40,562
Net income per share—diluted:
Net income per share—diluted	$1.01	$0.91	$2.21	$1.91

Average number of common shares outstanding—diluted	40,031	40,530	40,331	41,229
Dividends declared per share	$0.14	$0.13	$0.42	$0.39

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$40,501	$36,764	$89,045	$78,905
Other comprehensive income, net of tax:
Unrealized translation adjustment	(111)	799	(751)	1,565
Amortization of prior service costs and unrecognized loss included in net periodic benefit cost	994	—	2,982	—
Unrealized interest rate swap adjustments	(1,152)	420	2,150	4,857

Total other comprehensive income, net of tax	(269)	1,219	4,381	6,422

Comprehensive income	$40,232	$37,983	$93,426	$85,327

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$89,045	$78,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,236	26,216
Share-based compensation	7,526	5,243
(Gain) loss on the disposition of property, plant and equipment	(108)	60
Amortization of capitalized financing costs	687	749
Excess tax benefits related to share-based compensation	(3,223)	(411)
Deferred income taxes	(8,214)	(4,135)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(36,855)	(9,342)
Decrease in inventory	40,936	98,605
Decrease in other assets	1,612	17,822
Decrease in accounts payable	(24,677)	(46,880)
Decrease in checks in-transit	(835)	(9,093)
(Decrease) increase in accrued liabilities	(7,569)	3,973
Decrease in other liabilities	(8,120)	(6,008)

Net cash provided by operating activities	79,441	155,704
Cash Flows From Investing Activities:
Capital expenditures	(22,822)	(20,322)
Proceeds from the disposition of property, plant and equipment	3,522	195

Net cash used in investing activities	(19,300)	(20,127)
Cash Flows From Financing Activities:
Net repayments under debt arrangements	(16,891)	(41,721)
Net proceeds (disbursements) from share-based compensation arrangements	18,143	(1,162)
Acquisition of treasury stock, at cost	(46,984)	(67,507)
Payment of cash dividends	(16,764)	(16,101)
Excess tax benefits related to share-based compensation	3,223	411
Payment of debt issuance costs	(1,680)	(138)

Net cash used in financing activities	(60,953)	(126,218)
Effect of exchange rate changes on cash and cash equivalents	36	5

Net change in cash and cash equivalents	(776)	9,364
Cash and cash equivalents, beginning of period	30,919	11,783

Cash and cash equivalents, end of period	$30,143	$21,147

Other Cash Flow Information:
Income tax payments, net	$60,342	$29,570
Interest paid	9,806	18,162

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading distributor of business essentials.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of United at September 30, 2013 and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012. The results of operations for the three months and nine months ended September 30, 2013 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Acquisition of O.K.I. Supply Co.

During the fourth quarter of 2012, USSC completed the acquisition of all of the capital stock of O.K.I. Supply Co. (“OKI”), a welding, safety and industrial products wholesaler. This acquisition was completed with a purchase price of $90 million. The purchase price includes approximately $4.5 million payable upon completion of a two year indemnification period. In total the purchase price, net of cash acquired, was $79.8 million. The acquisition extends the Company’s position as the leading pure-wholesale industrial distributor in the United States and brings expanded categories and services to customers. The purchase was financed through the Company’s existing debt agreements.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the final purchase price allocation, the Company has recorded goodwill of $28.2 million and definite lived intangible assets of $21.0 million related to trademarks and trade names, content, customer lists, and certain non-compete agreements as of September 30, 2013. Additionally, included within the purchase price allocation was $3.3 million of facilities and related equipment which the Company has sold in 2013. These assets were valued at their fair-value at the date of acquisition less the estimated cost to sell these assets.

The purchase price for OKI was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company has adopted the guidance for the reporting period ending September 30, 2013. There was no impact on the Company’s financial condition or results of operations due to the adoption.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). This ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carry forward, a similar tax loss, or a tax credit carry forward. This ASU will be effective for the Company beginning the first quarter of 2014. United is currently evaluating the impact of the new guidance on the Company’s financial statements.

2. Share-Based Compensation

As of September 30, 2013, the Company has two active equity compensation plans. Under the Amended and Restated 2004 Long-Term Incentive Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units, and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 181,916 shares of restricted stock, 166,348 restricted stock units (“RSUs”), and 585,189 stock options during the first nine months of 2013. During the first nine months of 2012, the Company granted 461,478 shares of restricted stock and 245,737 RSUs. There were no stock options granted during the first nine months of 2012.

3. Severance and Restructuring Charges

During the first quarter of 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. These actions were substantially completed in the first quarter of 2013. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction related expense of $13.2 million which were included in operating expenses. Cash outflows for this action will occur primarily during 2013 and 2014. Cash outlays associated with this charge in the nine months ended September 30, 2013 were $6.0 million. In the second quarter of 2013, the Company reversed approximately $0.3 million of this charge. As of September 30, 2013, the Company had accrued liabilities for these actions of $8.1 million.

During the first quarter 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and workforce reduction related expense of $3.6 million which were included in operating expenses. Cash outflows for this action occurred during 2012 and will continue in 2013 and 2014. Cash outlays associated with this charge in the nine months ended September 30, 2013 were $1.6 million. As of September 30, 2013 and December 31, 2012, the Company had accrued liabilities for these actions of $0.3 million and $1.9 million, respectively.

4. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended September 30, 2013 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2012	$(5,760)	$(713)	$(47,292)	$(53,765)
Other comprehensive income before reclassifications	(751)	2,009	—	1,258
Amounts reclassified from AOCI	—	141	2,982	3,123

Net other comprehensive income	(751)	2,150	2,982	4,381

AOCI, balance as of September 30, 2013	$(6,511)	$1,437	$(44,310)	$(49,384)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month and nine-month periods ending September 30, 2013 respectively:

Details About AOCI Components	Amount Reclassified From AOCI		Affected Line Item In The Statement Where Net Income Is Presented
	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Losses on interest rate swap cash flow hedges, before tax	$—	$228	Interest expense, net
	—	(87)	Tax provision

	$—	$141	Net of tax

Amortization of defined benefit pension plan items: (1)
Prior service cost and unrecognized loss	$1,625	$4,874	Warehousing, marketing and administrative expenses
	(631)	(1,892)	Tax provision

	994	2,982	Net of tax

Total reclassifications for the period	$994	$3,123	Net of tax

(1)	In the first quarter of 2013, the Company began to record the amortization of actuarial gains and losses and prior service costs recognized as a component of net periodic pension costs to AOCI. Prior to the first quarter of 2013, on a quarterly basis the Company recorded the amortization of actuarial gains and losses and prior service costs recognized as a component of net periodic pension cost to long term liabilities, with the amount being recorded to AOCI on an annual basis.

5. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. For the three-month periods ending September 30, 2013 and 2012, 0.6 million and 0.5 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month periods ending September 30, 2013 and 2012, 0.7 million and 0.5 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$40,501	$36,764	$89,045	$78,905
Denominator:
Denominator for basic earnings per share:
weighted average shares	39,468	39,896	39,732	40,562
Effect of dilutive securities:
Employee stock options and restricted units	563	634	599	667

Denominator for diluted earnings per share:
Adjusted weighted average shares and the effect of dilutive securities	40,031	40,530	40,331	41,229

Net income per share:
Net income per share—basic	$1.03	$0.92	$2.24	$1.95
Net income per share—diluted	$1.01	$0.91	$2.21	$1.91

Common Stock Repurchases

On May 15, 2013 the Company’s Board of Directors approved an expanded stock repurchase program authorizing the purchase of an additional $100 million of the Company’s Common Stock. During the three-month periods ended September 30, 2013 and 2012, the Company repurchased 166,570 and 519,970 shares of USI’s common stock at an aggregate cost of $6.5 million and $13.2 million, respectively. During the nine-month periods ended September 30, 2013 and 2012, the Company repurchased 1,353,020 and 2,363,686 shares of USI’s common stock at an aggregate cost of $47.5 million and $67.5 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first nine months of 2013 and 2012, the Company reissued 1,014,554 and 522,566 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

6. Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2013 Credit Agreement (as defined below), the 2007 Note Purchase Agreement (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2012), and the Receivables Securitization Program (as defined below) contain restrictions on the use of cash transferred from USSC to USI.

The Company and USSC are parties to a Fourth Amended and Restated Five-Year Revolving Credit Agreement (the “2013 Credit Agreement”) with JPMorgan Chase Bank, National Association, as Agent, and the lenders identified therein. The 2013 Credit Agreement amended and restated a prior credit agreement (the “2011 Credit Agreement”). The 2013 Credit Agreement is a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. Subject to the terms and conditions of the 2013 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1.05 billion. The 2013 Credit Agreement expires on July 6, 2018.

Amounts borrowed under the 2013 Credit Agreement are secured by substantially all of the Company’s assets, other than real property and certain accounts receivable. Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”).

In 2007 USSC sold $135 million of floating rate senior secured notes pursuant to the 2007 Note Purchase Agreement (the “2007 Notes”). Interest on the 2007 Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%. The 2007 Notes are due October 15, 2014.

The Company’s accounts receivable securitization program (“Receivables Securitization Program” or “Program”) provides maximum financing of $200 million. The parties to the Program are USI, USSC, United Stationers Financial Services LLC (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association and the Bank of Tokyo – Mitsubishi UFJ, Ltd New York Branch (the “Investors”). The Receivables Securitization Program is governed by the following agreements, which terminate on January 18, 2016:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

•	The Receivables Sale Agreement between USSC and USFS;

•	The Receivables Purchase Agreement between USFS and USR; and

•	The Performance Guaranty executed by USI in favor of USR.

The receivables sold to the Investor remain on USI’s Condensed Consolidated Balance Sheets, and amounts advanced to USR by the Investors or any successor Investors are recorded as debt on USI’s Condensed Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Condensed Consolidated Statements of Income. As of September 30, 2013 and December 31, 2012, $403.9 million and $400.2 million, respectively, of receivables had been sold to the Investors. USR had $200.0 million and $150.0 million outstanding as of September 30, 2013 and December 31, 2012, respectively, under the Program.

The 2013 Credit Agreement, the 2007 Note Purchase Agreement, and the Receivables Securitization Program agreements contain representations and warranties, covenants and events of default that are customary for facilities of those types. The agreements also contain cross-default provisions under which, if a termination event occurs under any of the agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

Debt consisted of the following amounts (in millions):

	As of September 30, 2013	As of December 31, 2012
2013 Credit Agreement	$171.1	$238.1
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
Receivables Securitization Program	200.0	150.0
Mortgage & Capital Lease	1.4	1.3

Total	$507.5	$524.4

As of September 30, 2013, 100% of the Company’s outstanding debt is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

7. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Notes 11 and 12 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2012. A summary of net periodic pension cost related to the Company’s pension plans for the three and nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost—benefit earned during the period	$304	$240	$911	$721
Interest cost on projected benefit obligation	2,097	2,104	6,292	6,312
Expected return on plan assets	(2,842)	(2,501)	(8,525)	(7,503)
Amortization of prior service cost	48	44	143	132
Amortization of actuarial loss	1,577	1,549	4,731	4,646

Net periodic pension cost	$1,184	$1,436	$3,552	$4,308

The Company made cash contributions of $13.0 million to its pension plans during each of the first nine months ended September 30, 2013 and 2012. Additional fundings, if any, for 2013 have not yet been determined. As of September 30, 2013 and December 31, 2012, respectively, the Company had accrued $36.6 million and $51.0 million of pension liability within “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.3 million and $4.2 million for the Company match of employee contributions to the Plan for the three and nine months ended September 30, 2013. During the same periods last year, the Company recorded $1.4 million and $4.1 million to match employee contributions.

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

USSC has entered into five separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR-based interest rate risk noted in the table below. These swap transactions occurred as follows:

•	On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. This swap transaction matured on January 15, 2013.

•	On December 20, 2007, USSC entered into another interest rate swap transaction (the “December 2007 Swap Transaction”) with Key Bank National Association as the counterparty. This swap transaction matured on June 21, 2012.

•	On March 13, 2008, USSC entered into an interest rate swap transaction (the “March 2008 Swap Transaction”) with U.S. Bank National Association as the counterparty. This swap transaction matured on June 29, 2012.

•	On July 18, 2012, USSC entered into a two-year forward, three-year interest rate swap transaction (the “July 2012 Swap Transaction”) with U.S. Bank National Association as the counterparty. The swap transaction has an effective date of July 18, 2014 and a maturity date of July 18, 2017.

•	On June 11, 2013, USSC entered into a seven-month forward, seven-year interest rate swap transaction (the “June 2013 Swap Transaction”) with J.P. Morgan Chase Bank as the counterparty. The swap transaction has an effective date of January 15, 2014 and a maturity date of January 15, 2021.

As of September 30, 2013, none of the Company’s current outstanding debt interest payments were designated as hedged forecasted transactions.

The Company’s outstanding swap transactions were accounted for as cash flow hedges and were recorded at fair value on the Condensed Consolidated Balance Sheet as of September 30, 2013, at the following amounts (in thousands):

As of September 30, 2013	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Asset (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$532
June 2013 Swap Transaction	$150,000	Floating 3-month LIBOR	2.125%	January 15, 2021	$1,909

(1)	These interest rate derivatives qualify for hedge accounting and are in a net asset position. Therefore, the fair value of the interest rate derivatives are included in the Company’s Condensed Consolidated Balance Sheets as a component of “Other Assets”, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

Under the terms of the July 2012 Swap Transaction, USSC will be required to make monthly fixed rate payments to the counterparty calculated based on the notional amounts noted in the table above at a fixed rate also noted in the table above, while the counterparty will be obligated to make monthly floating rate payments to USSC based on the one-month LIBOR on the same referenced notional amount. Under the terms of the June 2013 Swap Transaction, USSC is required to make semi-annual fixed rate payments to the counterparty calculated based on the notional amounts noted in the table above at a fixed rate also noted in the table above, while the counterparty is obligated to make quarterly floating rate payments to USSC based on the three-month LIBOR on the same referenced notional amount.

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

The July 2012 Swap Transaction effectively converts a portion of the Company’s future floating-rate debt to a fixed-rate basis. The June 2013 Swap Transaction reduces the exposure to variability in interest rates between the date the Company entered into the hedge and the future date of a debt issuance by the Company. Both swap transactions reduce the impact of interest rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap (as noted above) will fail to perform under the terms of the agreement. The Company attempts to minimize the credit risk in these agreements by only entering into transactions with counterparties the Company determines are creditworthy. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

The Company’s agreements with its derivative counterparties provide that if an event of default occurs on any Company debt of $25 million or more, the counterparties can terminate the swap agreement. If an event of default had occurred and the counterparties had exercised their early termination rights under the outstanding swap transactions as of September 30, 2013, the Company would have been entitled to receive the aggregate fair value net asset of $2.4 million plus accrued interest from the counterparties.

The swap transactions that were in effect as of September 30, 2013 and the swap transactions that were in effect as of September 30, 2012 contained no ineffectiveness; therefore, all gains or losses on those derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings. The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013		For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
November 2007 Swap Transaction	$—	$(77)	Interest expense, net	$—	$(228)
December 2007 Swap Transaction	—	—	Interest expense, net	—	—
March 2008 Swap Transaction	—	—	Interest expense, net	—	—
July 2012 Swap Transaction	(574)	878	Interest expense, net	—	—
June 2013 Swap Transaction	(578)	1,121	Interest expense, net	—	—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012		For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
November 2007 Swap Transaction	$(535)	$(1,811)	Interest expense, net	$(1,455)	$(4,294)
December 2007 Swap Transaction	—	(1,335)	Interest expense, net	—	(3,400)
March 2008 Swap Transaction	—	(535)	Interest expense, net	—	(1,344)
July 2012 Swap Transaction	(500)	(500)	Interest expense, net	—	—
June 2013 Swap Transaction	—	—	Interest expense, net	—	—

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2013 (in thousands):

	Fair Value Measurements as of September 30, 2013
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$2,441	$—	$2,441	$—

The carrying amount of accounts receivable at September 30, 2013, including $403.9 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of September 30, 2013, no assets or liabilities are measured at fair value on a nonrecurring basis.

10. Other Assets and Liabilities

The Company had receivables related to supplier allowances totaling $93.4 million and $96.9 million included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.

Accrued customer rebates of $53.7 million and $56.3 million as of September 30, 2013 and December 31, 2012, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Company Background

United is a leading wholesale distributor of business products with 2012 net sales of approximately $5.1 billion. United stocks over 130,000 items from over 1,400 manufacturers. These items include a broad spectrum of manufacturer-branded and private brand technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. United sells its products through a network of 64 distribution centers to its approximately 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors.

Overview of Strategy, Key Trends and Recent Results

•	Our strategy has two main components: 1) strengthen our core business and 2) diversify our offering of business essentials to drive profitable growth. We are well positioned to capture the growth created by the changing market and to help our supply chain partners win in the migration to conducting business online. We continue to invest in digital and online capabilities and are working with leading online resellers to help accelerate their growth in the categories we offer. Strengthening the core business also means driving efficiency and cost improvements. In addition, many distributors are broadening their categories and diversifying their businesses. Our business model allows these resellers to quickly enter new categories and scale their offerings. United’s product offering continues to expand into a broader product assortment of janitorial/breakroom and industrial products.

•	GAAP diluted earnings per share for the third quarter of 2013 were $1.01, compared with $0.91 in the prior-year period. Increased operating income and lower interest expense benefited earnings per share in the third quarter of 2013.

•	Third quarter sales were up 2.1% over the prior-year quarter, after adjusting for one more selling day in the third quarter of 2013. This increase was driven by strong industrial sales growth of 30.4%. The acquisition of OKI in the fourth quarter of last year was the primary driver of this growth. Industrial sales now comprise approximately 10% of our consolidated sales. Janitorial and breakroom products also grew by 3.8% with solid growth in sales of breakroom products. Sales from our three office products categories declined approximately 2.5% as the demand environment remained challenged by declining end user consumption trends, low jobs growth, and reduced government spending.

•	The gross margin rate of 15.2% was down from the prior-year quarter gross margin rate of 15.8%. This decline in the margin rate reflects lower product cost inflation and a larger percentage of lower-margin technology products. We have reached the anniversary of record margin rates in the prior year, making our comparisons more challenging. We continue to offset these challenges with our War on Waste initiatives, network optimization, and proactive cost reductions.

•	Operating income for the quarter ended September 30, 2013 was up 6.0% to $67.4 million or 5.0% of sales, versus $63.6 million or 4.9% of sales in the third quarter of 2012. This improvement was driven primarily by a decrease in operating expenses.

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

Critical Accounting Policies, Judgments and Estimates

During the first nine months of 2013, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income, and Diluted Earnings Per Share for the nine-month period ended September 30, 2013 and 2012 (in thousands, except per share data) excluding the effects of pre-tax charges related to workforce reductions and facility closures in the first quarters of 2013 and 2012, respectively. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Nine Months Ended September 30,
	2013		2012
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$3,861,655	100.00%	$3,836,032	100.00%

Gross profit	$594,122	15.39%	$572,946	14.94%
Operating expenses	$442,558	11.46%	$427,389	11.14%
Workforce reduction and facility closure charge	(14,432)	(0.37)%	(6,247)	(0.16)%

Adjusted operating expenses	$428,126	11.09%	$421,142	10.98%

Operating income	$151,564	3.93%	$145,557	3.80%
Operating expense item noted above	14,432	0.37%	6,247	0.16%

Adjusted operating income	$165,996	4.30%	$151,804	3.96%

Net income	$89,045		$78,905
Operating expense item noted above, net of tax	8,948		3,873

Adjusted net income	$97,993		$82,778

Diluted earnings per share	$2.21		$1.91
Per share operating expense item noted above	0.22		0.10

Adjusted diluted earnings per share	$2.43		$2.01

Adjusted diluted earnings per share—growth rate over the prior year period	20.9%
Weighted average number of common shares—diluted	40,331		41,229

Results of Operations—Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

Net Sales. Net sales for the third quarter of 2013 were $1.3 billion. The following table summarizes net sales by product category for the three-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012 (1)
Technology products	$381,504	$381,568
Janitorial and breakroom supplies	344,423	326,524
Traditional office products (including cut-sheet paper)	355,369	361,861
Industrial supplies	131,466	99,261
Office furniture	85,059	86,157
Freight revenue	29,222	25,310
Services, Advertising and Other	9,633	7,994

Total net sales	$1,336,676	$1,288,675

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the technology products category decreased in the third quarter of 2013 by 1.6% versus the third quarter of 2012, after adjusting for one more selling day in the third quarter of 2013. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 28.5% of net sales for the third quarter of 2013. Sales declines in this category reflect the de-emphasis in sales of certain low profit portions of our business as we execute our margin improvement initiatives. In this quarter, however, the Company took advantage of unique opportunities to work with manufactures as they transition to new market programs. This helped the category perform better than recent quarters.

Sales in the janitorial and breakroom supplies product category increased 3.8% in the third quarter of 2013 compared to the third quarter of 2012, after adjusting for one more selling day in the third quarter of 2013. This category accounted for 25.8% of the Company’s third quarter 2013 consolidated net sales. This growth was driven by increased sales of breakroom products with higher sales in nearly all channels as existing customers leverage the Company’s broader offerings to expand their business.

Sales of traditional office products declined in the third quarter of 2013 by 3.3% versus the third quarter of 2012, after adjusting for one more selling day in the third quarter of 2013. Traditional office supplies represented 26.5% of the Company’s consolidated net sales for the third quarter of 2013. Within this category, slow job growth, a conservative outlook by small business owners, softer demand from the government and public sector, and ongoing workplace digitization all impacted consumption.

Industrial supplies sales in the third quarter of 2013 increased 30.4% compared to the same prior-year period, after adjusting for one more selling day in the third quarter of 2013. Sales of industrial supplies accounted for 10.0% of the Company’s net sales for the third quarter of 2013. Sales growth in industrial supplies was largely driven by the acquisition of OKI in November of 2012. Safety and general industrial sub-categories showed the strongest growth. Year-over-year sales decline in oilfield and welding experienced in the first half of 2013 continued into the third quarter of 2013.

Office furniture sales in the third quarter of 2013 declined 2.8% compared to the third quarter of 2012, after adjusting for one more selling day in the third quarter of 2013. Office furniture accounted for 6.4% of the Company’s third quarter of 2013 consolidated net sales. Third quarter sales declines in this category were driven by reduced sales to independent channel dealers and some national accounts.

The remainder of the Company’s third quarter 2013 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the third quarter of 2013 was $203.7 million, compared to $203.8 million in the third quarter of 2012. The gross margin rate of 15.2% was down 58 basis points (bps) from the prior-year quarter gross margin rate of 15.8%. This decline was due primarily to an unfavorable shift in customer and product mix (35 bps) and lower product cost inflation (25 bps).

Operating Expenses. Operating expenses for the latest quarter were $136.3 million or 10.2% of sales, compared with $140.1 million or 10.9% of sales in the same period last year. The decrease in operating expenses was mainly due to savings from our ongoing cost management and lower health care (20 bps), variable management compensation (20 bps), and bad debt expense (15 bps).

Interest Expense, net. Interest expense, net for the third quarter of 2013 was $2.7 million, down by $2 million from the same period in 2012, mainly due to the expiration of an interest rate swap since the prior-year quarter and borrowing at a lower interest rate.

Income Taxes. Income tax expense was $24.2 million for the third quarter of 2013, compared with $22.2 million for the same period in 2012. The Company’s effective tax rate was 37.4% for the current-year quarter and 37.6% for the same period in 2012.

Net Income. Net income for the third quarter of 2013 totaled $40.5 million or $1.01 per diluted share, compared with net income of $36.8 million or $0.91 per diluted share for the same three-month period in 2012.

Results of Operations—Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Net Sales. Net sales for the first nine months of 2013 were $3.86 billion compared to $3.84 billion in the same nine-month period of 2012. The following table summarizes net sales by product category for the nine-month periods ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012 (1)
Technology products	$1,120,107	$1,174,332
Janitorial and breakroom supplies	1,002,627	971,707
Traditional office products (including cut-sheet paper)	999,634	1,047,066
Industrial supplies	393,479	297,010
Office furniture	239,418	248,315
Freight revenue	79,896	73,585
Services, Advertising and Other	26,494	24,017

Total net sales	$3,861,655	$3,836,032

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in the first nine months of 2013 by 4.6% versus the first nine months of 2012. This category accounted for 29.0% of net sales for the first nine months of 2013. Sales declines in this category reflected the impacts of increased digitization of the workplace with reduced sales of printer imaging supplies as well as decreased sales in certain low profit portions of our business as we executed our margin improvement initiatives.

Sales in the janitorial and breakroom supplies product category increased 3.2% in the first nine months of 2013 compared to the first nine months of 2012. This category accounted for 26.0% of the Company’s first nine months of 2013 consolidated net sales. The sales increase reflected execution of cross-selling initiatives and increased sales to other new channels that more than offset the shift of other national account business to direct purchases from manufacturers.

Sales of traditional office supplies were down 4.5% in the first nine months of 2013 compared to the first nine months of 2012. Traditional office supplies represented 25.9% of the Company’s consolidated net sales for the first nine months of 2013. Within this category, the decline was driven by reduced sales of cut-sheet paper and other traditional office products. New channel account sales increased from the prior-year, but this growth was more than offset by the sales decline in the independent dealer and national account channels.

Industrial sales in the first nine months of 2013 increased 32.5% compared to the same prior-year period. Sales of industrial supplies accounted for 10.2% of the Company’s net sales for the first nine months of 2013. Sales growth in industrial supplies was largely driven by the acquisition of OKI in November of 2012.

Office furniture sales in the first nine months of 2013 were down 3.6% compared to the first nine months of 2012. Office furniture accounted for 6.2% of the Company’s first nine months of 2013 consolidated net sales. Sales declines in this category were driven by continued weakness in demand for office furniture and reduced corporate and government spending.

The remainder of the Company’s first nine months of 2013 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first nine months of 2013 was $594.1 million, compared to $572.9 million in the third quarter of 2012. The gross margin rate of 15.4% was 45 basis points higher than the rate for the first nine months of the prior year. The gross margin rate increased due to favorable product category mix and margin improvement initiatives (45 bps), increased inventory purchase-related supplier allowances (40 bps), and WOW cost savings. These improvements were partially offset by lower product cost inflation (40 bps) and increased freight costs (15 bps).

Operating Expenses. Operating expenses for the first nine months of 2013 totaled $442.6 million or 11.5% of net sales, compared with $427.4 million or 11.1% of net sales in the first nine months of 2012. Excluding the $14.4 million network optimization and cost reduction charge in the first nine months of 2013 and the $6.2 million network optimization and cost reduction charge in the same period in 2012, adjusted operating expenses were $428.1 million or 11.1% of sales in 2013, compared with $421.1 million or 11.0% of sales in 2012. Operating expenses reflected increased employee-related costs mainly driven by the incremental costs from the acquisition of OKI. The Company continued to make investments in building capabilities and to drive growth.

Interest Expense, net. Interest expense for the first nine months of 2013 was $8.7 million, down by $10.2 million for the same period in 2012, mainly due to the maturing of interest rate swaps since the prior year and borrowing at a lower interest rate.

Income Taxes. Income tax expense was $53.8 million for the first nine months of 2013, compared with $47.7 million for the same period in 2012. The Company’s effective tax rate was 37.7% for the first nine months of 2013 and 2012.

Net Income. Net income for the first nine months of 2013 totaled $89.0 million or $2.21 per diluted share, compared with net income of $78.9 million or $1.91 per diluted share for the same nine-month period in 2012. Adjusted for the impacts of the network optimization and cost reduction charges in the first nine months of 2013 and 2012, net income was $98.0 million or $2.43 per diluted share, compared with net income of $82.8 million or $2.01 per diluted share in the prior-year period.

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

Financing available from debt and the sale of accounts receivable as of September 30, 2013, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	200.0

Maximum financing available		$1,035.0
Amounts utilized:
2013 Credit Agreement	171.1
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	9.4

Total financing utilized		515.5

Available financing, before restrictions		519.5
Restrictive covenant limitation		110.5

Available financing as of September 30, 2013		$409.0

(1)	The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 totaled $79.4 million, compared with cash provided by operating activities of $155.7 million in the same nine-month period of 2012. This decrease in operating cash flows in the current year period was driven by higher working capital requirements and higher inventory levels than in the prior year period.

Investing Activities

Net cash used in investing activities for the first nine months of 2013 was $19.3 million, compared to net cash used in investing activities of $20.1 million for the nine months ended September 30, 2012. Capital expenditures for the first nine months of 2013 were $22.8 million compared to $20.3 million in the prior year period. For the full year 2013, the Company expects capital spending to be approximately $30 million to $35 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 totaled $61.0 million, compared with $126.2 million in the prior-year period. Net cash used in financing activities during the first nine months of 2013 was impacted by $16.9 million in net repayments of borrowings under debt arrangements, $47.0 million in share repurchases, and $16.8 million in payment of cash dividends. These outflows were partially offset by cash inflows of $18.1 million in net proceeds from share-based compensation arrangements. In 2012, repayments of borrowings of $41.7 million, stock repurchases of $67.5 million, and cash dividends of $16.1 million drove the $126.2 million cash outflow.

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	September 30, 2013	December 31, 2012
2013 Credit Agreement	$171.1	$238.1
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
Receivables Securitization Program	200.0	150.0
Mortgage & Capital Lease	1.4	1.3

Debt	507.5	524.4
Stockholders’ equity	796.2	738.1

Total capitalization	$1,303.7	$1,262.5

Debt-to-total capitalization ratio	38.9%	41.5%

The Company and USSC are parties to a Fourth Amended and Restated Five-Year Revolving Credit Agreement (the “2013 Credit Agreement”) with JPMorgan Chase Bank, National Association, as Agent, and the lenders identified therein. The 2013 Credit Agreement amended and restated the Company’s previous five-year revolving credit agreement (the “2011 Credit Agreement”). The 2013 Credit Agreement is a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. Subject to the terms and conditions of the 2013 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1.05 billion. The 2013 Credit Agreement expires on July 6, 2018.

Amounts borrowed under the 2013 Credit Agreement are secured by substantially all of the Company’s assets, other than real property and certain accounts receivable. Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”).

In 2007 USSC sold $135 million of floating rate senior secured notes pursuant to the 2007 Note Purchase Agreement (the “2007 Notes”). Interest on the 2007 Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%. The 2007 Notes are due October 15, 2014.

The Company’s accounts receivable securitization program (“Receivables Securitization Program” or “Program”) provides maximum financing of $200 million. The parties to the Program are USI, USSC, United Stationers Financial Services LLC (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association and the Bank of Tokyo – Mitsubishi UFJ, Ltd New York Branch (the “Investors”). The Receivables Securitization Program is governed by the following agreements, which terminate on January 18, 2016:

•	The Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;

•	The Receivables Sale Agreement between USSC and USFS;

•	The Receivables Purchase Agreement between USFS and USR; and

•	The Performance Guaranty executed by USI in favor of USR.

The receivables sold to the Investor remain on USI’s Condensed Consolidated Balance Sheets, and amounts advanced to USR by the Investors or any successor Investors are recorded as debt on USI’s Condensed Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Condensed Consolidated Statements of Income. As of September 30, 2013 and December 31, 2012, $403.9 million and $400.2 million, respectively, of receivables had been sold to the Investors. USR had $200.0 million and $150.0 million outstanding as of September 30, 2013 and December 31, 2012, respectively, under the Program.

The 2013 Credit Agreement, the 2007 Note Purchase Agreement, and the Receivables Securitization Program agreements contains representations and warranties, covenants and events of default that are customary for facilities of those types. The agreements also contain cross-default provisions under which, if a termination event occurs under any of the agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

Contractual Obligations

During the nine-month period ended September 30, 2013, the Company entered into several operating lease extensions committing the Company to an additional $43.5 million in contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first nine months of 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine-month periods ended September 30, 2013 and 2012, the Company repurchased 1,353,020 and 2,363,686 shares of USI’s common stock at an aggregate cost of $47.5 million and $67.5 million, respectively. The Company repurchased 1.4 million shares for $50.7 million year-to-date through October 24, 2013. As of that date, the Company had approximately $104.4 million remaining of existing share repurchase authorization from the Board of Directors.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2013 to July 30, 2013	84,431	$36.62	84,431	$110,984,380
August 1, 2013 to August 31, 2013	5,460	39.99	5,460	110,766,049
September 1, 2013 to September 30, 2013	76,679	41.61	76,679	107,575,263

Total Third Quarter	166,570	$39.03	166,570	$107,575,263

ITEM 6.	EXHIBITS

(a)	Exhibits

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

Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

10.1*	Form of Restricted Stock Award Agreement with EPS Minimum under the 2004 Long-Term Incentive Plan**

10.2*	Fourth Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2013, among USSC, as borrower, USI, as a loan party, JPMorgan Chase Bank, National Association , as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”)

10.3*	Amended and Restated Guaranty, dated as of July 8, 2013, executed by USI and its subsidiaries United Stationers Management Services LLC (“USMS”), United Stationers Financial Services LLC (“USFS”), Lagasse, LLC (“Lagasse”), ORS Nasco, LLC (“ORS”), MBS Dev, Inc. (“MBS”), Oklahoma Rig, Inc. (“Rig”), Oklahoma Rig & Supply Co. Trans., Inc. (“Trans”), O.K.I. Supply, LLC (“OKI Supply”), O.K.I. Data, Inc. (“OKI Data”), and OKI Middle East Holding Co. (“OKI Holding”) in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for the benefit of the Holders of Secured Obligations (as defined in the Credit Agreement listed in Exhibit 10.2)

10.4*	Reaffirmation, dated as of July 8, 2013, executed by USI, USSC, USMS, USFS, Lagasse, ORS, MBS, Rig, Trans, OKI Supply, OKI Data and OKI Holding

31.1*	Certification of Chief Executive Officer, dated as of October 28, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of October 28, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of October 28, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on October 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet at September 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: October 28, 2013	/s/ Todd A. Shelton
Todd A. Shelton
Senior Vice President and Chief Financial Officer (Duly authorized signatory and principal financial officer)