Form 10-K
period 2013-12-31
UNITED STATIONERS INC
filed 2014-02-19
CIK 355999

United States

Securities and Exchange Commission

Washington, DC 20549

(Mark one)	FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2013 was approximately $1.337 billion.

On February 14, 2014, United Stationers Inc. had 39,620,287 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.’s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.

FORM 10-K

For The Year Ended December 31, 2013

PART I

ITEM 1.  BUSINESS.

General

United Stationers Inc. is a leading national wholesale distributor of business products, with consolidated net sales of $5.1 billion. United stocks a broad assortment of over 140,000 products, including technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. The Company’s network of 64 distribution centers allows it to ship products to approximately 25,000 reseller customers, enabling the Company to ship most products overnight to more than 90% of the U.S. and next day delivery to major cities in Mexico and Canada. The Company also has operations in Dubai, United Arab Emirates (UAE).

Except where otherwise noted, the terms “United” and “the Company” refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. (USI), was incorporated in 1981 in Delaware. USI’s only direct wholly owned subsidiary—and its principal operating company—is United Stationers Supply Co. (USSC), incorporated in 1922 in Illinois.

Products

United stocks over 140,000 products in these categories:

Technology Products. The Company is a leading national wholesale distributor of computer supplies and peripherals. It stocks approximately 10,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated about 28.8% of the Company’s 2013 consolidated net sales.

Traditional Office Products. The Company is one of the largest national wholesale distributors of a broad range of office supplies. It carries over 23,000 brand-name and private label products, such as filing and record storage products, business machines, presentation products, writing instruments, paper products, shipping and mailing supplies, calendars and general office accessories. These products contributed approximately 25.8% of net sales during the year.

Janitorial and Breakroom Supplies. United is a leading wholesaler of janitorial and breakroom supplies throughout the nation. The Company holds over 20,000 items in these lines: janitorial and breakroom supplies (cleaners and cleaning accessories), foodservice consumables (such as disposable cups, plates and utensils), safety and security items, and paper and packaging supplies. This product category provided about 26.3% of the latest year’s net sales primarily from Lagasse, LLC. (Lagasse), a wholly owned subsidiary of USSC.

Industrial Supplies. With the acquisition of O.K.I. Supply Co. (OKI) in 2012, United increased its industrial supplies stock to over 83,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items and oil field and welding supplies. In 2013, this product category accounted for roughly 10.2% of the Company’s net sales.

Office Furniture. United is one of the largest office furniture wholesaler distributors in the nation. It stocks approximately 4,000 products including desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. Innovative marketing programs and related services help drive this business across multiple customer channels. This product category represented approximately 6.1% of net sales for the year.

The remainder of the Company’s consolidated net sales came from freight, advertising and software related revenue.

United offers private brand products within each of its product categories to help resellers provide quality value-priced items to their customers. These include Innovera® technology products, Universal® office products, Windsoft® paper products, Boardwalk® and UniSan® janitorial and sanitation products, Alera® office furniture, and Anchor Brand® and Best Welds® welding, industrial, safety and oil field pipeline products.

During 2013, private brand products accounted for approximately 16% of United’s net sales.

Customers

United serves a diverse group of approximately 25,000 customers. They include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. The Company had one customer, W.B. Mason Co., Inc., which constituted approximately 11.0% of its 2013 consolidated net sales. No other single customer accounted for more than 10% of 2013 consolidated net sales.

Sales to independent resellers—which include United Stationers Supply, Lagasse and ORS Nasco resellers—contributed 88% of consolidated net sales. The Company provides these customers with value-added services designed to help them market their products and services while improving operating efficiencies and reducing costs. National accounts comprised 12% of the Company’s 2013 consolidated net sales.

Marketing and Customer Support

United’s marketing and customer care capabilities differentiate the Company from its competitors by providing exceptional value-added services to resellers. The Company provides comprehensive printed materials, from full source product catalogs for easy shopping and reference guides to more inspirational and promotional materials. Comprehensive digital content and capabilities are provided to better position resellers on the internet. This ranges from an extensive, full source content database to advanced eBusiness capabilities, website development, analytics and digital promotional campaigns. An important component of the value proposition is that the Company produces the printed and digital items on behalf of the resellers and collects dollars and/or advertising revenue from the reseller in return.

United also provides specific services that enable the resellers to improve their business model. This includes such things as primary research efforts, brand strategy and development, campaign development, customer segmentation and cost management and finally training programs designed to help resellers improve their sales and marketing techniques.

Resellers can place orders with the Company through a variety of electronic order entry systems or by phone, fax and e-mail. Electronic order entry systems allow resellers to forward their customers’ orders directly to United, resulting in the delivery of pre-sold products to the reseller. In 2013, United received approximately 93% of its orders electronically.

Distribution

The Company uses a network of 64 distribution centers to provide over 140,000 items on a national basis to approximately 25,000 reseller customers. This network, combined with the Company’s broad assortment of inventory in technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies, enables the Company to ship most products on an overnight basis to more than 90% of the U.S. and next day delivery to major cities in Mexico and Canada, with an average line fill rate of approximately 97%. United’s domestic operations generated approximately $5.0 billion of its approximately $5.1 billion in 2013 consolidated net sales, with its international operations contributing another $0.1 billion to 2013 net sales. Additionally, efficient order processing resulted in a 99.7% order accuracy rate for the year.

Distribution centers are supplemented with 46 re-distribution points across the nation to facilitate delivery. United has a dedicated fleet of approximately 500 trucks, most of which are under contract to the Company. This enables United to make direct deliveries to resellers from regional distribution centers and local distribution points.

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

Purchasing and Merchandising

As a leading wholesale distributor of business essentials, United leverages its broad product selection as a key merchandising strategy. The Company orders products from approximately 1,600 manufacturers. Based on United’s purchasing volume it receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2013, the Company’s largest two suppliers were Hewlett-Packard Company and Lexmark International, Inc, which represented approximately 24% and 7%, respectively, of its total purchases.

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

Competition

The markets in which the Company competes are highly competitive. The Company competes with other wholesale distributors of business products and with the manufacturers of the products the company sells. In addition, the Company competes with warehouse clubs and the business-to-business sales divisions of national business products resellers. United competes primarily on the basis of breadth of product lines, availability of products, speed of delivery, order fill rates, net pricing to customers, and the quality of marketing and other value-added services.

Seasonality

United’s sales generally are relatively steady throughout the year. However, sales also reflect seasonal buying patterns for consumers of traditional office products. In particular, the Company’s sales of traditional office products usually are higher than average during January, when many businesses begin operating under new annual budgets and release previously deferred purchase orders. Janitorial and breakroom supplies and industrial supplies sales are somewhat higher in the summer months.

Employees

As of February 14, 2014, United employed approximately 6,100 people.

Management believes it has good relations with its associates. Approximately 590 of the shipping, warehouse and maintenance associates at certain of the Company’s Baltimore, Los Angeles and New Jersey distribution centers are covered by collective bargaining agreements. The bargaining agreements in the Los Angeles and New Jersey distribution centers were successfully renegotiated in 2011 and are set to expire in 2014. The bargaining agreement in Baltimore was renegotiated in 2012 and is scheduled to expire in 2015. The Company has not experienced any work stoppages during the past five years.

Executive Officers Of The Registrant

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
P. Cody Phipps 52, President and Chief Executive Officer	P. Cody Phipps was promoted to Chief Executive Officer in May 2011. Prior to that time he served as the Company’s President and Chief Operating Officer from September 2010 and as the Company’s President, United Stationers Supply from October 2006 to September 2010. He joined the Company in August 2003 as its Senior Vice President, Operations. Prior to joining the Company, Mr. Phipps was a partner at McKinsey & Company, Inc., a global management consulting firm where he led the firm’s North American Operations Effectiveness Practice and co-founded and led its Service Strategy and Operations Initiative. Prior to joining McKinsey, Mr. Phipps worked as a consultant with The Information Consulting Group, a systems consulting firm, and as an IBM account marketing representative.

Todd A. Shelton 47, Senior Vice President and Chief Financial Officer	Todd A. Shelton was appointed Senior Vice President and Chief Financial Officer on August 16, 2013. Prior to that, Todd served as President, United Stationers Supply from September 1, 2010 and President of Lagasse, Inc., a wholly-owned subsidiary of United Stationers Supply Co. Mr. Shelton previously held the position of Chief Operating Officer of Lagasse after joining in 2001 as Vice President, Finance and has held various leadership roles in sales, customer service, operations, and procurement. Before joining Lagasse, Mr. Shelton was a Partner and Vice President at a privately-held manufacturer of retail and medical products. He began his career at Baxter Healthcare with roles in finance, IT, sales and marketing.

Eric A. Blanchard 57, Senior Vice President, General Counsel and Secretary	Eric A. Blanchard has served as the Company’s Senior Vice President, General Counsel and Secretary since January 2006. From November 2002 until December 2006 he served as the Vice President, General Counsel and Secretary at Tennant Company. Previously Mr. Blanchard was with Dean Foods Company where he held the positions of Chief Operating Officer, Dairy Division from January 2002 to October 2002, Vice President and President, Dairy Division from 1999 to 2002 and General Counsel and Secretary from 1988 to 1999.

Timothy P. Connolly 50, President, Business Transformation and Supply Chain	Timothy P. Connolly was named as the Company’s President, Business Transformation and Supply Chain in October 2013. Prior to this position he served as President, Operations and Logistics Services from January 2011 until his new appointment in October 2013. He also previously served as Senior Vice President, Operations from December 2006 until January 2011. From February 2006 to December 2006, Mr. Connolly was Vice President, Field Operations Support and Facility Engineering at the Field Support Center. He joined the Company in August 2003 as Region Vice President Operations, Midwest. Before joining the Company, Mr. Connolly was the Regional Vice President, Midwest Region for Cardinal Health where he directed operations, sales, human resources, finance and customer service for one of Cardinal’s largest pharmaceutical distribution centers.

Barbara J. Kennedy 47, Senior Vice President, Human Resources	Barbara J. Kennedy has been United Stationers’ Senior Vice President, Human Resources since August 2008. Before she joined the Company, Ms. Kennedy held various human resources management positions, serving most recently as Executive Vice President, Human Resources, Safety, Recruiting and Driver Services for Swift Transportation. Prior to joining Swift, she served as Vice President, Human Resources at Barr-Nunn Transportation.

Name, Age and Position with the Company	Business Experience
Larry D. Davis 48, President, ORS Nasco	Larry D. Davis was appointed President of ORS Nasco on July 23, 2010. Since joining ORS Nasco in 1999, Mr. Davis has served in numerous senior capacities including General Manager, Vice President of Marketing and Vice President of Information Systems. Prior to joining ORS Nasco, Mr. Davis worked for NxTrend Technology as the Manager of Project Management leading merger and acquisition integrations. Previous to NxTrend, Mr. Davis was General Manager of a regional wholesale distribution organization.

Joseph G. Hartsig 50, Senior Vice President, Merchandising	Joseph G. Hartsig joined United Stationers on November 25, 2013 as Senior Vice President, Merchandising. Prior to joining United Stationers, he was GMM at Sam’s Club, the wholesale club division of Wal-mart, Inc. Prior to joining Sam’s Club, Mr. Hartsig was a Vice President at Motorola, where he spent eight years in consumer technology product management and sales capacities in Illinois and overseas. Previous to Motorola, Mr. Hartsig held various management and marketing positions with Viacom, Inc., Conagra Foods, Inc., Pillsbury, and S.C. Johnson.

Richard D. Phillips, 43, President, Online and New Channels	Richard D. Phillips joined United Stationers in January 2013 as President, Online and New Channels. Prior to joining United Stationers, Mr. Phillips spent 14 years at McKinsey & Company, where he was elected Partner in 2005. Prior to joining McKinsey, he spent six years at Baxter Healthcare in finance and sales.

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

In 2013 United’s largest customer accounted for approximately 11.0% of net sales and United’s top five customers accounted for approximately 26.0% of net sales. A number of United’s current and potential customers were involved in business combinations in 2013, including one of the Company’s five largest customers. Following such transactions, the surviving companies often conduct “requests for proposal” or engage in other supplier reviews, which can result in the companies altering their sourcing relationships. Increasing direct purchases by major customers from manufacturers, as well as the loss of one or more key customers, changes in the sales mix or sales volume to key customers, or a significant downturn in the business or financial condition of any of them could significantly reduce United’s sales and profitability.

Demand for products in the office, technology and furniture product categories may continue to decline.

The overall demand for certain products in the office, technology and furniture product categories may continue to weaken as consumers increasingly create, share, and store documents electronically, without printing or filing them. If demand continues to decline and United is unable to offset lower aggregate demand by increasing market share in these categories or increasing sales of products in other categories, the Company’s results of operations and financial condition may be adversely affected.

United’s operating results depend on employment rates and the strength of the general economy.

The customers that United serves are affected by changes in economic conditions outside the Company’s control, including national, regional, and local slowdowns in general economic activity and job markets. Demand for the products and services the Company offers, particularly in the office product, technology, and furniture categories, is affected by the number of white collar and other workers employed by the businesses United’s customers serve. The persistent high unemployment rates in recent years have adversely affected United’s results of operations. If employment continues to grow at a slow rate, demand for the products the Company sells could be adversely affected.

United may not achieve its growth, cost-reduction, and margin enhancement goals.

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
•

Disruptions to United’s customer and supplier engagements as the Company implements changes to its organization, business processes, and technology systems to address evolving customer and end-user preferences and needs;

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

The Company operates in a competitive environment. The Company competes with other wholesale distributors of business products and with the manufacturers of the products the Company sells. In addition, the Company competes with warehouse clubs and the business-to-business sales divisions of national business products resellers. Competition is based largely upon service capabilities and price, as the Company’s competitors generally offer products that are the same as or similar to the products the Company offers to the same customers or potential customers. These competitive pressures are exacerbated by the ongoing decline in the overall demand for office products, driven in part by changes in technology that alter the types of office products consumers’ use and the quantities of those products they consume. The competitive arena is also increasingly shifting online. The Company’s financial condition and results of operations depend on its ability to compete effectively on price, product selection and availability, marketing support, logistics, and other ancillary services; diversify its product offering; and provide services and capabilities that enable its customers to succeed online.

Supply chain disruptions or changes in key suppliers’ distribution strategies could decrease United’s revenues and profitability.

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

Some manufacturers refuse to sell their products to wholesalers like United. Other manufacturers only allow United to sell their products to specified customers. If changes in key suppliers’ distribution strategies or practices reduce the breadth of products the Company is able to purchase or the number of customers to whom United can sell key products, the Company’s results of operation and financial condition could be adversely affected.

Many of the Company’s independent resellers use third party technology vendors (“3PVs”) to automate their business operations. The 3PVs play an important role in the independent dealer channel, as most purchase orders, order confirmations, stock availability checks, invoices, and advanced ship notices are exchanged between United and its independent resellers over 3PV networks. The 3PVs also provide e-commerce portals that United’s customers use to transact online business with their customers. If United is unable to obtain services from one or more 3PVs on terms that are acceptable to United, or if a 3PV fails to provide quality services to United’s customers, United’s business, financial condition, and results of operations could be adversely affected.

A significant disruption or failure of the Company’s information technology systems or in its design, implementation or support of the information technology systems and e-commerce services it provides to customers could disrupt United’s business, result in increased costs and decreased revenues, harm the Company’s reputation, and expose the Company to liability.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders, and coordinating sales and marketing activities. Several of the

Company’s software applications are legacy systems which the Company must periodically update, enhance, and replace. A significant disruption or failure of the Company’s existing information technology systems or in the Company’s development and implementation of new systems could put it at a competitive disadvantage and could adversely affect its results of operations.

The Company also develops, licenses, and implements business management software and e-commerce services for customers. Defects or errors in the software or e-commerce services the Company provides to customers or failure to adequately protect customer information could result in increased costs, litigation, customer attrition, reduced market acceptance of the Company’s goods and services and damage to the Company’s reputation.

United is exposed to the credit risk of its customers.

United extends credit to its customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due United could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s trade receivables are generally unsecured or subordinated to other lenders, and many of the Company’s customers are thinly capitalized. The extension of credit involves considerable judgment and is based on management’s evaluation of a variety of factors, including customers’ financial condition and payment history, the availability of collateral to secure customers’ receivables, and customers’ prospects for maintaining or increasing their sales revenues. There can be no assurance that United has assessed and will continue to assess the creditworthiness of its existing or future customers accurately.

United must manage inventory effectively in order to maximize supplier allowances while minimizing excess and obsolete inventory.

To maximize supplier allowances and minimize excess and obsolete inventory, United must project end-consumer demand for over 140,000 items in stock. If United underestimates demand for a particular manufacturer’s products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If United overestimates demand, it may have to liquidate excess or obsolete inventory at a loss.

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

United may not be successful in identifying, consummating, and integrating future acquisitions.

Historically, part of United’s growth and expansion into new product categories or markets has come from targeted acquisitions. Going forward, United may not be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired business systems and personnel with United’s business; the potential loss of key employees, customers or suppliers; the assumption of liabilities and exposure to unforeseen liabilities of acquired companies; the difficulties in achieving target synergies; and the diversion of management attention and resources from existing operations. Difficulties in identifying, completing or integrating acquisitions could impede United’s revenues, profitability, and net worth. In addition, some of the Company’s acquisitions have included foreign operations, and future acquisitions may increase United’s international presence. International operations present a variety of unique risks, including the costs and difficulties of managing foreign enterprises, limitations on the repatriation and investment of funds, currency fluctuations, cultural differences that affect customer preferences and business practices, and unstable political or economic conditions. There can be no assurance that United will manage these risks effectively.

The security of private information United’s customers provide to the Company could be compromised.

Through United’s sales, marketing, and e-commerce activities, the Company collects and stores personally identifiable information and credit card data that customers provide when they buy products or services, enroll in promotional programs, or otherwise communicate with United. United also gathers and retains information about its employees in the normal course of business. United uses vendors to assist with certain aspects of United’s business and, to enable the vendors to perform services for United, the Company shares some of the information provided by customers and employees. Similarly, to enable United to provide goods and services to its customers, United’s customers share with United information their customers provide to them. Loss or disclosure of customer or business information by United or its vendors could disrupt the Company’s operations and expose United to claims from customers, financial institutions, regulators, payment card associations, and other persons, any of which could have an adverse effect on the Company’s business, financial condition, and results of operations. In addition, compliance with more stringent privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

The Company is subject to costs and risks associated with laws, regulations, and industry standards affecting United’s business.

United is subject to a wide range of state, federal, and foreign laws and industry standards, including laws and standards regarding labor and employment, government contracting, product liability, the storage and transportation of hazardous materials, privacy and data security, imports and exports, and intellectual property, as well as laws relating to the Company’s international operations, including the Foreign Corrupt Practices Act and foreign tax laws. These laws, regulations, and standards may change, sometimes significantly, as a result of political or economic events. The complex legal and regulatory environment exposes United to compliance and litigation costs and risks that could materially affect United’s operations and financial results.

United’s financial condition and results of operation depend on the availability of financing sources to meet its business needs.

The Company depends on various external financing sources to fund its operating, investing, and financing activities. The Company’s financing agreements include covenants by the Company to maintain certain financial ratios and comply with other obligations. If the Company violates a covenant or otherwise defaults on its obligations under a financing agreement, the Company’s lenders may refuse to extend additional credit, demand repayment of outstanding indebtedness, and terminate the financing agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included below under Item 7.

The Company’s primary external financing sources terminate or mature in one to three years. If the Company defaults on its obligations under a financing agreement or is unable to obtain or renew financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

The Company relies heavily on the ability to recruit, retain, and develop high-performing managers and the lack of execution in these areas could harm the Company’s ability to carry out its business strategy.

United’s ability to implement its business strategy depends largely on the efforts, skills, abilities, and judgment of the Company’s executive management team. United’s success also depends to a significant degree on its ability to recruit and retain sales and marketing, operations, and other senior managers. The Company may not be successful in attracting and retaining these employees, which may in turn have an adverse effect on the Company’s results of operations and financial condition.

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

ITEM 1B.  UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.   PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. As of December 31, 2013, the Company’s properties consisted of the following:

Offices. The Company leases approximately 205,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally the Company owns 49,000 square feet of office space in Orchard Park, New York and leases 39,000 square feet of office space in Tulsa, Oklahoma, 20,000 square feet in Muskogee, Oklahoma and 16,300 square feet in Denver, Colorado.

Distribution Centers. The Company utilizes 64 distribution centers totaling approximately 12.2 million square feet of warehouse space. Of the 12.2 million square feet of distribution center space, 2.1 million square feet are owned and 10.1 million square feet are leased.

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

ITEM 4.   MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

USI’s common stock is quoted through the NASDAQ Global Select Market (“NASDAQ”) under the symbol USTR. The following table shows the high and low closing sale prices per share for USI’s common stock as reported by NASDAQ:

	High	Low
2013
First Quarter	$39.15	$31.86
Second Quarter	38.74	31.50
Third Quarter	43.90	34.50
Fourth Quarter	46.02	42.24
2012
First Quarter	$34.73	$28.81
Second Quarter	30.83	24.64
Third Quarter	27.79	24.19
Fourth Quarter	31.39	26.09

On February 14, 2014, the closing sale price of Company’s common stock as reported by NASDAQ was $41.47 per share. On February 14, 2014, there were approximately 487 holders of record of common stock. A greater number of holders of USI common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph compares the performance of the Company’s common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line’s Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2008 in the Company’s common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

	2008	2009	2010	2011	2012	2013
United Stationers (USTR)	$100.00	$169.84	$190.53	$197.66	$191.73	$288.09
NASDAQ (U.S. Companies)	$100.00	$143.74	$170.20	$171.10	$202.41	$281.94
Value Line Office Equipment	$100.00	$138.18	$160.49	$120.80	$113.98	$193.50

Common Stock Repurchases

During 2013, the Company repurchased 1.7 million shares of common stock at an aggregate cost of $62.1 million. During 2012, the Company repurchased 2.5 million shares of common stock at an aggregate cost of $69.9 million. As of February 14, 2014, the Company had approximately $87.9 million remaining under share repurchase authorizations from its Board of Directors.

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

The following table reports purchases of equity securities during the fourth quarter of fiscal year 2013 by the Company and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2013 to October 31, 2013	102,388	$43.44	102,388	$103,127,487
November 1, 2013 to November 30, 2013	151,466	44.13	151,466	96,443,378
December 1, 2013 to December 31, 2013	77,491	43.96	77,491	93,036,790

Total Fourth Quarter	331,345	$43.88	331,345	$93,036,790

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

The following table sets forth the quarterly dividends paid by the Company over the past two years.

Board Approval	Record Date	Payment Date	Dividend Per Share
February 24, 2012	March 15, 2012	April 13, 2012	$0.13
May 16, 2012	June 15, 2012	July 13, 2012	$0.13
July 12, 2012	September 14, 2012	October 15, 2012	$0.13
October 17, 2012	December 14, 2012	January 15, 2013	$0.14
February 20, 2013	March 15, 2013	April 15, 2013	$0.14
May 15, 2013	June 14, 2013	July 15, 2013	$0.14
July 18, 2013	September 13, 2013	October 15, 2013	$0.14
October 16,2013	December 13, 2013	January 15, 2014	$0.14

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2009 through 2013 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, and reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Net sales	$5,085,293	$5,080,106	$5,005,501	$4,832,237	$4,710,291
Cost of goods sold	4,295,715	4,305,502	4,265,422	4,101,682	4,019,650

Gross profit	789,578	774,604	740,079	730,555	690,641
Operating expenses (1)
Warehousing, marketing and administrative expenses	580,428	573,693	541,752	520,754	503,013

Operating income	209,150	200,911	198,327	209,801	187,628
Interest expense	12,233	23,619	27,592	26,229	27,797
Interest income	(593)	(343)	(223)	(237)	(474)
Other (income) expense, net (2)	—	—	(1,918)	809	204

Income from continuing operations before income taxes	197,510	177,635	172,876	183,000	160,101
Income tax expense	74,340	65,805	63,880	70,243	59,116

Net income	$123,170	$111,830	$108,996	$112,757	$100,985

Net income per share—basic:
Net income per common share—basic	$3.11	$2.77	$2.49	$2.43	$2.16

Net income per share—diluted:
Net income per common share—diluted	$3.06	$2.73	$2.42	$2.34	$2.10

Cash dividends declared per share	$0.56	$0.53	$0.52	$—	$—

Balance Sheet Data:
Working capital	$835,285	$755,578	$767,761	$750,653	$721,503
Total assets	2,116,194	2,075,204	1,994,882	1,908,663	1,808,516
Total debt(3)	533,697	524,376	496,757	441,800	441,800
Total stockholders’ equity	825,514	738,092	704,679	759,598	706,713

Statement of Cash Flows Data:
Net cash provided by operating activities	$74,737	$189,814	$130,363	$114,823	$239,395
Net cash used in investing activities	(30,273)	(107,266)	(27,918)	(42,745)	(14,829)
Net cash used in provided by financing activities	(53,060)	(63,457)	(111,929)	(69,355)	(216,667)

(1)	Includes severance and other charges/reversals and gains in the following years: 2013—$13.0 million charge for a workforce reduction and facility closures and a $1.2 million asset impairment charge. 2012—$6.2 million charge for a distribution network optimization and cost reduction program. 2011—$0.7 million reversal of a charge for early retirement/workforce realignment, $4.4 million charge for a transition agreement with the company’s former Chief Executive Officer, and a $1.6 million asset impairment charge. 2010—$11.9 million liability reversal for vacation pay policy change, $8.8 million liability reversal for Retiree Medical Plan termination, and $9.1 million charge for early retirement/workforce realignment. 2009—$3.4 million severance charge.

(2)	Primarily represents items in the following years: 2011—a reversal of prior acquisition earn-out and deferred payment liabilities. 2010—an accounting charge to bring prior acquisition earn-out liabilities to fair value. 2009—a loss on the sale of certain trade accounts receivable through the Company’s Prior Receivables Securitization Program.
(3)	Total debt includes current maturities where applicable.

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

Company Overview

The Company is a leading wholesale distributor of business products, with 2013 net sales of approximately $5.1 billion. The Company sells its products through a national distribution network of 64 distribution centers to over 25,000 resellers, who in turn sell directly to end consumers.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

•

Our strategy has two main components: 1) strengthen our core business and 2) diversify our offering of business essentials to drive profitable growth. We have seen long-term declining trends in certain office products categories as a result of the digitization of the workplace and online sales continuing to gain a larger share of the market. We are well positioned to capture the growth created by the changing market and to help our supply chain partners win in the migration to conducting business online. We continue to invest in digital and online capabilities and are working with leading online resellers to help accelerate their growth in the categories we offer. Strengthening the core business also means driving efficiency and cost improvements. In addition, many distributors are broadening their categories and diversifying their businesses. Our business model allows these resellers to quickly enter new categories and scale their offerings. United’s product offering continues to expand into a broader product assortment of janitorial/breakroom and industrial products.

•

To support our strategy, we launched an initiative in 2013 to establish common processes, platforms, and systems within our company. The first step in the plan is to unite our office products and janitorial/

breakroom information technology platforms. We are striving to create a superior customer experience through one order, one invoice, multiple delivery options, and customized services. We are in the early stages of this multi-year initiative. We believe this initiative will help us become the fastest, most convenient source for our customers’ business essentials through our nationwide distribution network and logistics capabilities, order efficiency with enhanced ebusiness capabilities, broad product portfolio, and superior product category knowledge and commercial expertise.

•

Diluted earnings per share for 2013 were $3.06 compared to $2.73 in 2012. Adjusted earnings per share in 2013 grew 17% to $3.29 from an adjusted $2.82 in 2012. Refer to the Adjusted Operating Income, Adjusted Net Income and Adjusted Earnings Per Share table included later in this section for more detail on the adjustments. Adjusted earnings per share growth was primarily achieved through higher operating income and lower interest expense.

•

Sales were even with the prior year at $5.1 billion. This included 26% growth in the industrial supplies product category. The acquisition of OKI in the fourth quarter of 2012 was the primary driver of this growth. The janitorial and breakroom supplies category sales also grew by over 4% versus 2012. These results were impacted by softening market conditions but aided by continued implementation of strategic initiatives including expanding market coverage and growing wholesale penetration in these categories. This growth was partially offset by a decline in technology products of 6%. Office products and furniture category sales were down a total of approximately 4% compared with the prior year as well.

•

Gross margin as a percent of sales for 2013 was 15.5% versus 15.2% in 2012. The gross margin rate increased due to favorable product category mix and margin improvement initiatives, including higher inventory purchase-related supplier allowances, and cost savings initiatives. These improvements were partially offset by lower product cost inflation and increased freight costs.

•

Operating expenses in 2013 totaled $580.4 million or 11.4% of sales compared with $573.7 or 11.3% of sales in 2012. Adjusted operating expenses in 2013 were $566.3 million or 11.1% of sales, excluding the effects of a $13.0 million charge related to workforce reduction and facility closures, and a $1.2 million non-tax deductible asset impairment charge. Adjusted operating expenses in 2012 were $567.4 million or 11.2% of sales, which excluded the previously reported $6.2 million charge for the distribution network optimization and targeted cost reduction program. The $1.1 million reduction in adjusted operating expenses was driven by our restructuring taken earlier in 2013 as well as strong cost management.

•

Operating income in 2013 was $209.1 million or 4.1% of sales, compared with $200.9 million or 4.0% of sales in the prior year. Adjusted operating income was $223.3 million or 4.4% of sales, compared with $207.2 million or 4.1% of sales in 2012.

•

Operating cash flows for 2013 were $74.7 million versus $189.8 million in 2012. The decline in 2013 operating cash flows was mainly due to the timing of increased inventory levels and its effect on accounts payable. Cash flow used in investing activities, including net capital expenditures and acquisitions, totaled $30.3 million in 2013 compared with $107.3 million in 2012. Included in 2012 was $75.3 million for the acquisition of OKI.

•	During 2013, the Company repurchased 1.7 million shares for $62.1 million and also paid $22.3 million in dividends during the year.
•

The Company had approximately $1.0 billion of total committed debt capacity at December 31, 2013. Outstanding debt at December 31, 2013 and 2012 was $533.7 million and $524.4 million, respectively. Debt-to-total capitalization at the end of 2013 decreased to 39.3% from 41.5% for the prior year.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $103.2 million and $96.9 million as of December 31, 2013 and 2012, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Accrued customer rebates of $52.6 million and $56.3 million as of December 31, 2013 and 2012, respectively, are primarily included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers. Accounts receivable, as shown in the Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. The Company makes judgments as to the collectability of trade accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

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

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. The Company tests goodwill for impairment annually as mentioned and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. If this analysis indicates goodwill is impaired, an impairment charge would be taken based on the amount of goodwill recorded versus the implied fair value of goodwill computed by independent appraisals. The Company also adopted Accounting Standards Update (“ASU”) 2011-08 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company applied this qualitative approach to two of its four reporting units. The other two reporting units were evaluated for impairment using the discounted cash flow and market based approach to determine fair value as mentioned. At the annual impairment test date of October 1, 2013, the Company’s reporting units passed the first step of the goodwill impairment test prescribed by related accounting guidance.

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

Inventories

Approximately 76% and 77% of total inventory as of December 31, 2013 and 2012, respectively has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $112.4 million and $107.8 million higher than reported as of December 31, 2013 and 2012, respectively. The annual change in the LIFO reserve as of December 31, 2013, 2012 and 2011 resulted in a $4.6 million increase, an $11.7 million increase and an $11.4 million increase, respectively, in cost of sales. The change in the LIFO reserve in 2013 resulted in a $4.6 million increase in cost of goods sold which included a LIFO liquidation relating to a decrement in the Company’s technology LIFO pool. This decrement resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $0.6 million which was more than offset by LIFO expense of $5.2 million related to current inflation for an overall net increase in cost of sales of $4.6 million as referenced above.

The $11.7 million change in the LIFO reserve for 2012 includes the LIFO liquidation impact relating to decrements in the Company’s office products and technology LIFO pools. These decrements resulted in the liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. These liquidations resulted in LIFO income of $3.3 million which was more than offset by LIFO expense of $15.0 million related to current inflation or a net increase in cost of sales of $11.7 million referenced above.

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

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $38.0 million and $33.3 million remaining in inventory as of December 31, 2013 and December 31, 2012, respectively.

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

All derivatives are recognized on the balance sheet date at their fair value. The derivative is currently in a net asset position and is included in “Other long-term Assets” on the Consolidated Balance Sheets. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. This has not occurred as all cash flow hedges contain no ineffectiveness. See Note 18, “Derivative Financial Instruments”, for further detail.

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

Pension Benefits

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

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Pension plan assumptions:
Assumed discount rate, general	4.95%	4.30%	5.00%
Assumed discount rate, union	5.10%	4.45%	5.00%
Expected long-term rate of return on plan assets, general	7.30%	7.75%	7.75%
Expected long-term rate of return on plan assets, union	7.75%	7.75%	7.75%

Calculating the Company’s obligations and expenses related to its pension requires using certain actuarial assumptions. As more fully discussed in Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market trends and historical information. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. Pension expense for 2013 was $4.5 million, compared to $5.7 million in 2012 and $1.6 million in 2011. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2013 of approximately $2.0 million and increased the year-end projected benefit obligation by $28.8 million. Additionally, a one percentage point decrease in the expected rate of return assumption would have resulted in an increase in the net periodic benefit cost for 2013 of approximately $1.5 million.

Results for the Years Ended December 31, 2013, 2012 and 2011

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2013	2012	2011
Net sales	100.00%	100.00%	100.00%
Cost of goods sold	84.48	84.76	85.22

Gross margin	15.52	15.24	14.78
Operating expenses:
Warehousing, marketing and administrative expenses	11.41	11.28	10.82

Operating income	4.11	3.96	3.96
Interest expense, net	0.23	0.46	0.55
Other (income) expense, net	—	—	(0.04)

Income from continuing operations before income taxes	3.88	3.50	3.45
Income tax expense	1.46	1.30	1.27

Net income	2.42%	2.20%	2.18%

Adjusted Operating Income and Diluted Earnings Per Share

The following table presents Adjusted Operating Income, Adjusted Net Income and Adjusted Diluted Earnings Per Share for the years ended December 31, 2013 and 2012 (in thousands, except share data). The 2013 results exclude the effects of a $13.0 million charge related to workforce reductions and facility closures and a $1.2 million non-tax deductible asset impairment charge. The 2012 results exclude the effect of a $6.2 million charge related to workforce reductions and facility closures. See “Comparison of Results for the Years Ended December 31, 2013 and 2012” below for more detail. Generally Accepted Accounting Principles require that the effects of these items be included in the Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results to last year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2013		2012
	Amount	% to Net Sales	Amount	% to Net Sales
Sales	$5,085,293	100.00%	$5,080,106	100.00%

Gross profit	$789,578	15.52%	$774,604	15.24%

Operating expenses	$580,428	11.41%	$573,693	11.28%
Net workforce reduction and facility closure charge	(12,975)	(0.26)%	(6,247)	(0.12)%
Asset impairment charge	(1,183)	(0.02)%	—	—

Adjusted operating expenses	$566,270	11.13%	$567,446	11.16%

Operating income	$209,150	4.11%	$200,911	3.96%
Operating expense items noted above	14,158	0.28%	6,247	0.12%

Adjusted operating income	$223,308	4.39%	$207,158	4.08%

Net Income	$123,170		$111,830
Operating expense items noted above, net of tax	9,227		3,873

Adjusted net income	$132,397		$115,703

Net income per share—diluted	$3.06		$2.73
Per share operating expense items noted above	0.23		0.09

Adjusted net income per share—diluted	$3.29		$2.82

Adjusted net income per diluted share—growth rate over the prior year period	17%
Weighted average number of common shares—diluted	40,236		40,991

Comparison of Results for the Years Ended December 31, 2013 and 2012

Net Sales. Net sales for the year ended December 31, 2013 were approximately $5.1 billion, even with 2012 sales. The following table shows net sales by product category for 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012(1)
Technology products	$1,466,499	$1,563,757
Janitorial and breakroom supplies	1,335,414	1,282,370
Traditional office products (including cut-sheet paper)	1,310,571	1,366,368
Industrial supplies	517,826	409,266
Office furniture	312,298	324,668
Freight revenue	105,567	99,319
Other	37,118	34,358

Total net sales	$5,085,293	$5,080,106

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased in 2013 by 6.2% versus 2012. This category continues to represent the largest percentage of the Company’s consolidated net sales, accounting for 28.8% of net sales of 2013. Sales declines in this category reflect the de-emphasis in sales of certain low profit portions of our business as we execute our margin improvement initiatives. Additionally, early in the fourth quarter of 2013 our largest product line manufacturer adopted a new distribution policy that allows wholesalers like us to re-sell its products only to certain authorized resellers. This new distribution policy resulted in lower sales of the manufacturer’s products.

Sales in the janitorial and breakroom supplies product category increased 4.1% in 2013 compared with 2012. This category accounted for 26.3% of the Company’s 2013 consolidated net sales. This growth was driven by increased sales of janitorial and breakroom products in nearly all channels as existing customers leverage the Company’s broader offerings to expand their business.

Sales of traditional office products declined in 2013 by 4.1% versus 2012. Traditional office supplies represented 25.8% of the Company’s consolidated net sales in 2013. Within this category, ongoing workplace digitization, slow job growth, a conservative outlook by small business owners, and softer demand from the government and public sector negatively impacted consumption.

Industrial supplies sales in 2013 increased 26.5% compared with the prior year. Sales of industrial supplies accounted for 10.2% of the Company’s net sales in 2013. Sales growth in industrial supplies was largely driven by the acquisition of OKI in November of 2012.

Office furniture sales in 2013 declined 3.8% compared with 2012. Office furniture accounted for 6.1% of the Company’s 2013 consolidated net sales. Sales declines in this category were driven by lower sales to the independent dealer channel and certain national accounts.

The remainder of the Company’s consolidated 2013 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for 2013 was $789.6 million, compared with $774.6 million in 2012. Gross profit as a percentage of net sales (the gross margin rate) for 2013 was 15.5%, as compared with 15.2% for 2012. The gross margin rate increased due to favorable product category mix and margin improvement initiatives (70 bps), including inventory-related supplier allowances, and cost saving initiatives executed in the year. These improvements were partially offset by lower product cost inflation (30 bps) and increased freight costs

(20 bps).

Operating Expenses. Operating expenses in 2013 were $580.4 million or 11.4% as a percent of sales for the year, compared with $573.7 million or 11.3% in 2012. Excluding the non-operating items previously mentioned, adjusted operating expenses were $566.3 million or 11.1% of sales in 2013, compared with $567.4 million or 11.2% of sales in the prior year. This favorability was driven by our restructuring taken in the first quarter of 2013 as well as our continued focus on cost saving initiatives.

Interest Expense, net. Net interest expense for 2013 was $11.6 million, compared with $23.3 million in 2012. This decline was primarily due to the maturing of interest rate swaps since the prior year.

Income Taxes. Income tax expense was $74.3 million in 2013, compared with $65.8 million in 2012. The Company’s effective tax rate was 37.6% and 37.0% in 2013 and 2012, respectively. This increase was driven by the non-deductible asset impairment charge and a reduction of income tax valuation allowances on deferred tax assets in 2012 which did not reoccur in 2013.

Net Income. Net income for 2013 was $123.2 million and diluted earnings per share were $3.06, compared to 2012 net income of $111.8 million and diluted earnings per share of $2.73. Included in the 2013 results are a $13.0 million pre-tax charge related to a workforce reduction and facility closure program and $1.2 million non-tax deductable asset impairment charge. Excluding this non-operating items, adjusted net income for 2013 was $132.4 million and adjusted diluted earnings per share were $3.29. Included in the 2012 results is a $6.2 million pre-tax charge related to distribution network optimization and cost reduction program. Excluding this charge, adjusted net income was $115.7 million and adjusted diluted earnings per share were $2.82 in 2012. Earnings per share growth was driven by higher operating income and a reduction in interest expense.

Comparison of Results for the Years Ended December 31, 2012 and 2011

Net Sales. Net sales for the year ended December 31, 2012 were approximately $5.1 billion, up 1.9%, workday adjusted, compared with $5.0 billion in 2011. The following table shows net sales by product category for 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012(1)	2011(1)
Technology products	$1,563,757	$1,626,030
Traditional office products (including cut-sheet paper)	1,366,368	1,360,702
Janitorial and breakroom supplies	1,282,370	1,222,225
Industrial supplies	409,266	349,370
Office furniture	324,668	324,974
Freight revenue	99,319	88,893
Other	34,358	33,307

Total net sales	$5,080,106	$5,005,501

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

Sales in the technology products category decreased 2.1%, workday adjusted, in 2012 compared to 2011. This category represented the largest percentage of the Company’s consolidated net sales in 2012, accounting for 32.5% of sales. Technology sales declined mainly due to the loss of some business from a key national account customer.

Sales of traditional office products in 2012 rose 1.6%, workday adjusted, versus 2011. Traditional office supplies represented 27.2% of the Company’s consolidated net sales for 2012. While the demand for office products remained challenging, cut-sheet paper, private brands, public sector and new channels growth helped drive a slight increase in 2012. These improvements were partially offset by declines in national accounts.

Sales of janitorial and breakroom supplies increased 10.1%, workday adjusted, in 2012 as compared to 2011. This category accounted for 24.4% of the Company’s 2012 consolidated net sales. The Company has continued to outperform the market in this category, despite a slowing demand pattern. The Company is increasing share with current customers by cross-selling into new and other categories as well as by increasing its presence in the ecommerce arena. Some new national account business that was attained in 2012 also more than offset the shift of other national account business to direct purchases from manufacturers.

Sales of industrial supplies increased 23.3%, workday adjusted, accounting for 7.0% of the Company’s net sales in 2012. Excluding OKI sales, this category increased nearly 12% and was driven by strong execution of strategic growth initiatives despite a moderation in the underlying demand for industrial products. Growth in this category remains above market growth rates.

Office furniture sales in 2012 were down 6.6%, workday adjusted, compared to 2011. Office furniture accounted for approximately 6.5% of the Company’s 2012 consolidated net sales. These flat year-over-year sales continued to be negatively impacted by a challenging transactional market and a sourcing shift in some national account business.

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

Liquidity and Capital Resources

Debt

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of December 31, 2013	As of December 31, 2012
2013 Credit Agreement	$206.8	$238.1
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
Receivables Securitization Program	190.7	150.0
Mortgage & Capital Lease	1.2	1.3

Debt	533.7	524.4
Stockholders’ equity	825.5	738.1

Total capitalization	$1,359.2	$1,262.5

Adjusted debt-to-total capitalization ratio	39.3%	41.5%

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2013, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	190.7

Maximum financing available		$1,025.7

Amounts utilized:
2013 Credit Agreement	206.8
2007 Master Note Purchase Agreement	135.0
Receivables Securitization Program (1)	190.7
Outstanding letters of credit	11.1

Total financing utilized		543.6

Available financing, before restrictions		482.1
Restrictive covenant limitation		89.8

Available financing as of December 31, 2013		$392.3

(1)	The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future.

Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2013 (in millions):

	Payment due by period
Contractual obligations	2014	2015 & 2016	2017 & 2018	Thereafter	Total
Debt (1)	$135.3	$191.6	$206.8	—	$533.7
Fixed interest payments on long-term debt (2)	0.8	3.2	0.8	—	4.8
Operating leases	46.9	78.3	45.7	35.5	206.4
Purchase obligations	3.9	2.2	0.6	—	6.7

Total contractual cash obligations	$186.9	$275.3	$253.9	$35.5	$751.6

(1)	The debt issued under the 2007 Note Purchase Agreement was repaid in January 2014 with a portion of the proceeds from the 2013 Note Purchase Agreement.
(2)	The Company has entered into several interest rate swap transactions on a portion of its long-term debt. The fixed interest payments noted in the table are based on the notional amounts and fixed rates inherent in the swap transactions and related debt instruments. For more detail see Note 18, “Derivative Financial Instruments,” in the Notes to the Consolidated Financial Statements.

On December 11, 2013, the Company’s Board of Directors approved a $2.0 million cash contribution to the Company’s Union pension plan which was funded in January 2014. Additional fundings, if any, for 2014 have not yet been determined.

At December 31, 2013, the Company had a liability for unrecognized tax benefits of $3.1 million as discussed in Note 13, “Income Taxes”, and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

Credit Agreement and Other Debt

On July 8, 2013, the Company and USSC entered into a Fourth Amended and Restated Five-Year Revolving Credit Agreement (the “2013 Credit Agreement”) with JPMorgan Chase Bank, National Association, as Agent, and the lenders identified therein. The 2013 Credit Agreement amended and restated the prior five-year revolving credit agreement among the Company, USSC and certain lenders. The 2013 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million and provides for the issuance of letters of credit. Subject to the terms and conditions of the 2013 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1.05 billion. The 2013 Credit Agreement expires on July 6, 2018.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. As of December 31, 2013, the applicable margin for LIBOR-based loans was 1.25% and for Alternate Base Rate loans was 0.25%. In addition, USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

Subject to the terms and conditions of the 2013 Credit Agreement, USSC is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2013 Credit Agreement ($15 million of which the Company utilized in connection with the sale of the 2014 Notes described below), plus up to $200 million under the Company’s Receivables Securitization Program, and up to $135 million in replacement or refinancing of the 2014 Notes described below.

On November 25, 2013, USI and USSC, entered into a note purchase agreement (the “2013 Note Purchase Agreement”) with the note purchasers identified therein (collectively, the “Note Purchasers”). As contemplated by the 2013 Note Purchase Agreement, on January 15, 2014, USSC sold $150 million of senior secured notes due January 15, 2021 (the “2014 Notes”) to the Note Purchasers. USSC used the proceeds from the sale of the 2014 Notes to repay $135 million of floating rate senior secured notes due October 15, 2014 and to reduce borrowings under the 2013 Credit Agreement.

Interest on the 2014 Notes is payable semi-annually at a rate per annum equal to 3.75%. At the time USSC priced the notes, USSC terminated the June 2013 Swap Transaction (as described in Note 18 “Derivative Financial Instruments”). After giving effect to the impact of terminating the June 2013 Swap Transaction, the effective per annum interest rate on the Notes is 3.66%. The full principal amount of the 2014 Notes matures on January 15, 2021. If USSC elects to prepay some or all of the Notes prior to January 15, 2021, USSC will be obligated to pay a Make-Whole Amount calculated as set forth in the Agreement.

Obligations of USSC under the 2013 Credit Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries. USSC’s obligations under these agreements and the guarantors’ obligations under the guaranties are secured by liens on substantially all Company assets other than real property and certain accounts receivable already collateralized as part of the Receivables Securitization Program.

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 18, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

The Company maintains an accounts receivable securitization program (“Receivables Securitization Program” or the “Program”) with a term through January 18, 2016. The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association and the Bank of Tokyo—Mitsubishi UFJ, Ltd New York Branch (the “Investors”). The Program is governed by the following agreements:

•	The Amended and Restated Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;
•	The Receivables Sale Agreement between USSC and USFS;
•	The Receivables Purchase Agreement between USFS and USR; and
•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Amended and Restated Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investors. The Program provides for maximum funding available of the lesser of $200 million or the total amount of eligible receivables less excess concentrations and applicable reserves. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the Program are repaid and the Program has been terminated.

The receivables sold to the Investors remain on USI’s Consolidated Balance Sheets, and amounts advanced to USR by the Investors or any successor Investors are recorded as debt on USI’s Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Consolidated Statements of Income. As of December 31, 2013 and December 31, 2012, $355.4 million and $400.2 million, respectively, of receivables had been sold to the Investors. As of December 31, 2013, USR had $190.7 million outstanding under the Program. As of December 31, 2012, USR had $150.0 million outstanding under the Program.

The 2013 Credit Agreement, the 2013 Note Purchase Agreement and the Amended and Restated Transfer and Administration Agreement prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00 (4.00 to 1.00 for the first four fiscal quarters following certain acquisitions). The 2013 Credit Agreement and the 2013 Note Purchase Agreement also impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00. The 2013 Credit Agreement, the 2013 Note Purchase Agreement and the

Amended and Restated Transfer and Administration Agreement contain additional representations and warranties, covenants and events of default that are customary for facilities of these types of agreements. The 2013 Credit Agreement, 2013 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

At December 31, 2013 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would result in a $2.7 million increase or decrease in annualized interest expense on a pre-tax basis, and upon cash flows from operations. At December 31, 2012 funding levels (including amounts sold under the Receivables Securitization Program), a 50 basis point movement in interest rates would not result in a material increase or decrease in annualized interest expense on a pre-tax basis, nor upon cash flows from operations.

Refer to Note 9, “Long-Term Debt”, for further descriptions of the provisions of 2011 Credit Agreement and the 2007 Note Purchase Agreement.

Cash Flows

Cash flows for the Company for the years ended December 31, 2013, 2012 and 2011 are summarized below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$74,737	$189,814	$130,363
Net cash used in investing activities	(30,273)	(107,266)	(27,918)
Net cash used in financing activities	(53,060)	(63,457)	(111,929)

Cash Flows From Operations

Net cash provided by operating activities for 2013 totaled $74.7 million versus $189.8 million in 2012. The decline in operating cash flows was attributable primarily to the timing of higher inventory levels related to opportunistic inventory purchases, as well as its effect on accounts payable.

Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2013, 2012 and 2011 was $30.3 million, $107.3 million, and $27.9 million, respectively. Gross capital spending for 2013, 2012 and 2011 was $33.8 million, $32.8 million and $28.0 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including several facility projects. Additionally, cash used in 2012 included $75.3 million for the acquisition of OKI.

Cash Flows From Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreements, the acquisition of businesses, the acquisition or issuance of treasury stock, and quarterly dividend payments that were initiated in 2011.

Net cash used in financing activities for 2013, 2012 and 2011 totaled $53.1 million, $63.5 million, and $111.9 million, respectively. Cash outflows from financing activities in 2013 included the repurchase of shares at a cost of $62.1 million and the payment of cash dividends of $22.3 million.

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

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers’ price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company’s customers. Conversely, when manufacturers’ prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company’s net sales, gross margins and net income. See the information under the heading “Comparison of Results for the Years Ended December 31, 2013 and 2012” in Part I, Item 7 of this Annual Report on Form 10-K for further analysis on these changes in prices in 2013.

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

Interest Rate Risk

The Company’s exposure to interest rate risk is principally limited to the Company’s outstanding debt at December 31, 2013 and 2012 of $533.7 million and $524.4 million respectively. As of December 31, 2013 and 2012, the Company had $532.5 and $523.1 million of outstanding debt with interest based on variable market rates. See Note 2, “Summary of Significant Accounting Policies”, and Note 18, “Derivative Financial Instruments”, to the

Consolidated Financial Statements. As of December 31, 2013 and 2012, the overall weighted average effective borrowing rate of the Company’s debt was 1.3% and 2.5%, respectively. A 50 basis point movement in interest rates would result in a $2.7 million increase or decrease in annualized interest expense, on a pre-tax basis, nor upon cash flows from operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 in relation to the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment. That assessment was supported by testing and monitoring performed both by the Company’s Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 32 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of United Stationers Inc.

We have audited United Stationers Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). United Stationers Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Management Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 19, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Stationers Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 19, 2014

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$5,085,293	$5,080,106	$5,005,501
Cost of goods sold	4,295,715	4,305,502	4,265,422

Gross profit	789,578	774,604	740,079
Operating expenses:
Warehousing, marketing and administrative expenses	580,428	573,693	541,752

Operating income	209,150	200,911	198,327
Interest expense	12,233	23,619	27,592
Interest income	(593)	(343)	(223)
Other (income) expense, net	—	—	(1,918)

Income before income taxes	197,510	177,635	172,876
Income tax expense	74,340	65,805	63,880

Net income	$123,170	$111,830	$108,996

Net income per share—basic:
Net income per share—basic	$3.11	$2.77	$2.49

Average number of common shares outstanding—basic	39,650	40,337	43,822
Net income per share—diluted:
Net income per share—diluted	$3.06	$2.73	$2.42

Average number of common shares outstanding—diluted	40,236	40,991	45,014

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$123,170	$111,830	$108,996
Other comprehensive income (loss), net of tax:
Unrealized translation adjustment	(901)	1,567	(2,143)
Minimum pension liability adjustments	13,194	(4,645)	(20,285)
Unrealized interest rate swap adjustments	1,584	5,719	9,189

Total other comprehensive income (loss), net of tax	13,877	2,641	(13,239)

Comprehensive income	$137,047	$114,471	$95,757

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$22,326	$30,919
Accounts receivable, less allowance for doubtful accounts of $20,608 in 2013 and $22,716 in 2012	643,379	658,760
Inventories	830,295	767,206
Other current assets	29,255	30,118

Total current assets	1,525,255	1,487,003
Property, plant and equipment, at cost:
Land	13,185	13,250
Buildings	62,235	61,722
Fixtures and equipment	318,013	301,444
Leasehold improvements	28,860	28,762
Capitalized software costs	83,026	77,308

Total property, plant and equipment	505,319	482,486
Less—accumulated depreciation and amortization	362,269	338,963

Net property, plant and equipment	143,050	143,523
Intangible assets, net	65,502	67,192
Goodwill	356,811	357,226
Other long-term assets	25,576	20,260

Total assets	$2,116,194	$2,075,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476,113	$495,278
Accrued liabilities	191,531	205,228
Current maturities of long-term debt	373	—

Total current liabilities	668,017	700,506
Deferred income taxes	29,552	18,054
Long-term debt	533,324	524,376
Other long-term liabilities	59,787	94,176

Total liabilities	1,290,680	1,337,112
Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 shares at December 31, 2013 and 2012	7,444	7,444
Additional paid-in capital	411,954	404,196
Treasury stock, at cost—34,714,083 and 34,116,220 shares at December 31, 2013 and 2012, respectively	(998,234)	(963,220)
Retained earnings	1,444,238	1,343,437
Accumulated other comprehensive loss	(39,888)	(53,765)

Total stockholders’ equity	825,514	738,092

Total liabilities and stockholders’ equity	$2,116,194	$2,075,204

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As of December 31, 2010	74,435,628	$7,444	(28,247,906)	$(772,698)	$400,910	$(43,167)	$1,167,109	$759,598

Net income	—	—	—	—	—	—	108,996	108,996
Unrealized translation adjustments	—	—	—	—	—	(2,143)	—	(2,143)
Minimum pension liability adjustments, net of tax benefit of $12,644	—	—	—	—	—	(20,285)	—	(20,285)
Unrealized benefit on interest rate swaps, net of tax loss of $5,728	—	—	—	—	—	9,189	—	9,189

Other comprehensive (loss) income	—	—	—	—	—	(13,239)	108,996	95,757
Cash dividend declared,$0.52 per share	—	—	—	—	—	—	(22,987)	(22,987)
Acquisition of treasury stock	—	—	(5,004,690)	(159,547)	—	—	—	(159,547)
Stock compensation	—	—	970,749	23,578	8,280	—	—	31,858

As of December 31, 2011	74,435,628	$7,444	(32,281,847)	$(908,667)	$409,190	$(56,406)	$1,253,118	$704,679

Net income	—	—	—	—	—	—	111,830	111,830
Unrealized translation adjustments	—	—	—	—	—	1,567	—	1,567
Minimum pension liability adjustments, net of tax benefit of $2,847	—	—	—	—	—	(4,645)	—	(4,645)
Unrealized benefit on interest rate swaps, net of tax loss of $3,505	—	—	—	—	—	5,719	—	5,719

Other comprehensive income	—	—	—	—	—	2,641	111,830	114,471
Cash dividend declared,$0.53 per share	—	—	—	—	—	—	(21,511)	(21,511)
Acquisition of treasury stock	—	—	(2,454,037)	(69,908)	—	—	—	(69,908)
Stock compensation	—	—	619,664	15,355	(4,994)	—	—	10,361

As of December 31, 2012	74,435,628	$7,444	(34,116,220)	$(963,220)	$404,196	$(53,765)	$1,343,437	$738,092

Net income	—	—	—	—	—	—	123,170	123,170
Unrealized translation adjustments	—	—	—	—	—	(901)	—	(901)
Minimum pension liability adjustments, net of tax loss of $8,397	—	—	—	—	—	13,194	—	13,194
Unrealized benefit on interest rate swaps, net of tax loss of $1,008	—	—	—	—	—	1,584	—	1,584

Other comprehensive income	—	—	—	—	—	13,877	123,170	137,047
Cash dividend declared,$0.56 per share	—	—	—	—	—	—	(22,369)	(22,369)
Acquisition of treasury stock	—	—	(1,684,365)	(62,056)	—	—	—	(62,056)
Stock compensation	—	—	1,086,502	27,042	7,758	—	—	34,800

As of December 31, 2013	74,435,628	$7,444	(34,714,083)	$(998,234)	$411,954	$(39,888)	$1,444,238	$825,514

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$123,170	$111,830	$108,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,153	29,994	28,927
Amortization of intangible assets	6,985	6,083	5,126
Share-based compensation	10,808	8,746	15,734
Amortization of capitalized financing costs	1,021	995	974
Excess tax benefits related to share-based compensation	(3,977)	(648)	(6,858)
(Gain) loss on the disposition of property, plant and equipment	(57)	122	59
Asset impairment charge	1,183	—	1,635
Deferred income taxes	(3,921)	(6,713)	20,914
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Decrease (increase) in accounts receivable	14,735	21,820	(31,686)
(Increase) decrease in inventories	(66,627)	10,374	(58,376)
(Increase) decrease in other assets	(4,224)	21,105	(18,656)
(Decrease) increase in accounts payable	(40,634)	16,264	89,195
Increase (decrease) in checks in-transit	21,348	(32,008)	(11,803)
(Decrease) increase in accrued liabilities	(3,648)	276	(1,228)
(Decrease) increase in other liabilities	(13,578)	1,574	(12,590)

Net cash provided by operating activities	74,737	189,814	130,363
Cash Flows From Investing Activities:
Capital expenditures	(33,789)	(32,787)	(27,981)
Proceeds from the disposition of property, plant and equipment	3,516	775	63
Acquisitions and investment, net of cash acquired	—	(75,254)	—

Net cash used in investing activities	(30,273)	(107,266)	(27,918)
Cash Flows From Financing Activities:
Net (repayments) borrowings under Revolving Credit Facility	(31,378)	(123,633)	91,757
Borrowings under Receivables Securitization Program	40,700	150,000	—
Repayments of debt	—	—	(376,800)
Proceeds from the issuance of debt	—	—	340,000
Net proceeds from the exercise of stock options	19,895	864	9,264
Acquisition of treasury stock, at cost	(62,056)	(69,908)	(162,674)
Payment of cash dividends	(22,309)	(21,285)	(17,517)
Excess tax benefits related to share-based compensation	3,977	648	6,858
Payment of debt issuance costs	(1,889)	(143)	(2,817)

Net cash used in financing activities	(53,060)	(63,457)	(111,929)
Effect of exchange rate changes on cash and cash equivalents	3	45	(34)

Net change in cash and cash equivalents	(8,593)	19,136	(9,518)
Cash and cash equivalents, beginning of period	30,919	11,783	21,301

Cash and cash equivalents, end of period	$22,326	$30,919	$11,783

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading national wholesale distributor of business products, with net sales of approximately $5.1 billion for the year ended December 31, 2013. The Company stocks over 140,000 items on a national basis from over 1,600 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. In addition, the Company also offers private brand products. The Company sells its products through a national distribution network of 64 distribution centers to its approximately 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors.

Acquisition of MBS Dev, Inc.

During the first quarter of 2010, the Company completed the acquisition of all of the capital stock of MBS Dev, Inc. (“MBS Dev”), a software solutions provider to business products resellers. MBS Dev’s solutions allow the Company to accelerate e-business development and enable customers and suppliers to implement more effectively their e-marketing and e-merchandising programs, as well as enhance their back office operations. The purchase price included $12.0 million plus $3.0 million in deferred payments and an additional potential $3.0 million earn-out based upon the achievement of certain financial goals by December 31, 2014. During the first quarter of 2011, the Company paid $1.0 million related to the deferred payments. Subsequently, in the fourth quarter of 2011 the Company agreed to accelerate payment of the $2.0 million remaining in deferred payments in consideration for termination of its obligation to pay the earn-out component. As a result, the remaining $2.0 million was paid in the first quarter of 2012.

Acquisition of O.K.I. Supply Co.

During the fourth quarter of 2012, USSC completed the acquisition of all of the capital stock of O.K.I. Supply Co. (OKI), a welding, safety and industrial products wholesaler. This acquisition was completed with a purchase price of $90.0 million. The purchase price includes approximately $4.5 million reserved for as a payable upon completion of a two year indemnification period. In total, the purchase price, net of cash acquired, was $79.8 million. The acquisition extends the Company’s position as the leading pure-wholesale industrial distributor in the United States and brings expanded categories and services to customers. The purchase was financed through the Company’s existing debt agreements.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the final purchase price allocation, the purchase price of $79.8 million, net of cash received, has resulted in goodwill of $28.7 million. As of December 31, 2012, goodwill was preliminarily valued at $29.2 million. The change in the purchase price allocation was due to the finalization of certain estimates used in the valuation. The purchase price allocation was completed in the fourth quarter of 2013.

The purchase included $22.3 million of intangible assets with definite lives related to trademarks and trade names, content and customer lists, and certain non-compete agreements with the values of $2.9 million, $18.6 million, and $0.8 million, respectively. The weighted average useful lives related to the acquired trademarks and trade names, content and customer lists, and certain non-compete agreements are expected to be approximately 5, 23, and 4 years, respectively. The overall weighted average useful life of these amortizable intangible assets is expected to be 23 years. Neither the goodwill nor the intangible assets are expected to generate a tax deduction. For financial accounting purposes, there were certain items including amortizable intangible assets, the excess of fair value of assets over tax basis, and the undistributed earnings of acquired foreign subsidiaries that were treated as temporary differences. A deferred tax liability of $13.9 million was recorded through purchase accounting for these temporary differences. Additionally, included within other current assets as of December 31, 2012 were $3.2 million of held-for-sale assets which the Company sold in 2013. These assets were valued at their fair-value at the date of acquisition less the estimated cost to sell these assets.

Final Purchase Price Allocation

(dollars in thousands)

Purchase Price, net of cash acquired		$79,754

Final Allocation of Purchase Price:
Accounts receivable	$(20,517)
Inventories	(32,170)
Other current assets	(3,671)
Property, plant and equipment	(7,859)
Intangible assets	(22,250)

Total assets acquired		(86,467)
Trade accounts payable	11,975
Accrued liabilities	7,683
Deferred taxes	13,911
Debt	1,254
Long-term liabilities	639

Total liabilities assumed		35,462

Goodwill		$28,749

OKI contributed $20.5 million to the Company’s 2012 net financial sales after its acquisition on November 1, 2012. Had the OKI acquisition been completed as of the beginning of 2011, the Company’s unaudited pro forma net sales for the years ended December 31, 2012 and 2011 would have been $5.2 billion and $5.2 billion, respectively. Had the OKI acquisition been completed as of the beginning of 2011, the Company’s unaudited pro forma net income for the years ended December 31, 2012 and 2011 would have been $112.6 million and $113.6 million, respectively.

Investments

During the second quarter of 2010, the Company invested $5.0 million to acquire a minority interest in the capital stock of a managed print services and technology solution business. During the first quarter of 2011, a non-deductible asset impairment charge of $1.6 million was taken based on an independent third-party valuation analysis with respect to the fair value of this investment. Additionally in the fourth quarter of 2013, the Company impaired the remaining investment of $1.2 million in the entity. These charges and the Company’s share of the earnings and losses of this investment are included in the Operating Expenses section of the Consolidated Statements of Income.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Gross margin is determined by, among other items, file margin (determined by reference to invoiced price), as reduced by customer discounts and rebates as discussed below, and increased by supplier allowances and promotional incentives. Receivables related to supplier allowances totaled $103.2 million and $96.9 million as of December 31, 2013 and 2012, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Customer rebates of $52.6 million and $56.3 million as of December 31, 2013 and 2012, respectively, are included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

Share-Based Compensation

At December 31, 2013, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. See Note 3 to the Consolidated Financial Statements.

Accounts Receivable

Generally, the Company extends credit to customers. Accounts receivable, as shown in the Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. The Company makes judgments as to the collectability of trade accounts receivable based on historical trends and future expectations. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2013, any capital leases to which the Company is a party are immaterial to the Company’s financial statements.

Inventories

Approximately 76% and 77% of total inventory as of December 31, 2013 and 2012, respectively has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the

FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $112.4 million and $107.8 million higher than reported as of December 31, 2013 and 2012, respectively. The annual change in the LIFO reserve as of December 31, 2013, 2012 and 2011 resulted in a $4.6 million increase, an $11.7 million increase and an $11.4 million increase, respectively, in cost of sales. The change in the LIFO reserve in 2013 resulted in a $4.6 million increase in cost of goods sold which included a LIFO liquidation relating to a decrement in the Company’s technology LIFO pool. This decrement resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $0.6 million which was more than offset by LIFO expense of $5.2 million related to current inflation for an overall net increase in cost of sales of $4.6 million as referenced above.

The $11.7 million change in the LIFO reserve for 2012 includes the LIFO liquidation impact relating to decrements in the Company’s office products and technology LIFO pools. These decrements resulted in the liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. These liquidations resulted in LIFO income of $3.3 million which was more than offset by LIFO expense of $15.0 million related to current inflation or a net increase in cost of sales of $11.7 million referenced above.

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

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $38.0 million and $33.3 million remaining in inventory as of December 31, 2013 and December 31, 2012, respectively.

Pension Benefits

Calculating the Company’s obligations and expenses related to its pension requires selection and use of certain actuarial assumptions. As more fully discussed in Note 11 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2013 was $4.5 million, compared to $5.7 million and $1.6 million in 2012 and 2011, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2013, and 2012, outstanding checks totaling $60.8 million and $39.4 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value. There were no short term investments as of December 31, 2013 and December 31, 2012.

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

	As of December 31,
	2013	2012
Capitalized software development costs	$83,026	$77,308
Accumulated amortization	(59,257)	(53,943)

Net capitalized software development costs	$23,769	$23,365

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

All derivatives are recognized on the balance sheet date at their fair value. The Company’s outstanding derivative at December 31, 2013 was in a net asset position and is included in “Other Long-Term Assets” on the Consolidated Balance Sheet. As of December 31, 2012 all derivatives were in a net liability position and were included in “Accrued liabilities” and “Other Long-Term Liabilities” on the Consolidated Balance Sheet. The interest rate swaps that the Company has entered into are classified as cash flow hedges in accordance with accounting guidance on derivative instruments and hedging activities as they are hedging a forecasted transaction or the variability of cash flow to be paid by the Company. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. This has not occurred as all cash flow hedges contain no ineffectiveness. See Note 18, “Derivative Financial Instruments”, for further detail.

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

3.  Share-Based Compensation

Overview

As of December 31, 2013, the Company has two active equity compensation plans. A description of these plans is as follows:

Nonemployee Directors’ Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense of $0.1 million, $0.2 million, and $0.2 million, respectively. As of December 31, 2013, 2012 and 2011, the accumulated number of stock units outstanding under this plan was 56,737; 62,421; and 89,285; respectively.

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In May 2011, the Company’s shareholders approved the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted incentive stock options.

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Pre-tax expense	$10,808	$8,746	$15,734
Tax effect	(4,108)	(3,323)	(5,977)

After tax expense	$6,700	$5,423	$9,757

Denominator:
Denominator for basic shares—Weighted average shares	39,650	40,337	43,822
Denominator for diluted shares—Adjusted weighted average shares and the effect of dilutive securities	40,236	40,991	45,014
Net expense per share:
Net expense per share—basic	$0.17	$0.13	$0.22

Net expense per share—diluted	$0.17	$0.13	$0.22

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

Intrinsic Value of Options

(in thousands of dollars)

	Outstanding	Exercisable
As of December 31, 2013	$9,897	$6,262
As of December 31, 2012	8,420	8,420
As of December 31, 2011	13,668	13,668

Intrinsic Value of Options Exercised

(in thousands of dollars)

For the year ended
December 31, 2013	$13,676
December 31, 2012	2,380
December 31, 2011	8,911

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

Intrinsic Value of Restricted Shares

(in thousands of dollars)

Outstanding
As of December 31, 2013	$47,780
As of December 31, 2012	40,222
As of December 31, 2011	32,634

Intrinsic Value of Restricted Shares Vested

(in thousands of dollars)

For the year ended
December 31, 2013	$12,414
December 31, 2012	8,812
December 31, 2011	27,576

The aggregate intrinsic values summarized in the tables above are based on the closing sale price per share for the Company’s Common Stock on the last day of trading in each respective fiscal period which was $45.89, $30.99, and $32.56 per share for the 2013, 2012 and 2011 periods ended. Additionally, the aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of the last day of trading in each respective fiscal period.

Stock Options

The fair value of option awards and modifications to option awards is estimated on the date of grant or modification using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. The expected term of options granted is derived from the historical forfeiture and exercise behavior and represents the period of time that options granted are expected to be outstanding. The expected volatility of the price of the underlying shares is implied based on historical volatility of the Company’s common stock. The expected dividends were based on the current dividend yield of the Company’s stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

2013
Weighted average expected term	5.6
Expected volatility	40.01—40.49%
Weighted average volatility	40.48%
Weighted average expected dividends	1.46%
Risk-free rate	0.76—1.62%

Stock options granted in 2013 vest at the end of three years and have a term of 10 years. Previously issued stock options generally vested in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. As of December 31, 2013, there was $4.7 million of unrecognized compensation cost related to stock option awards granted. The cost is expected to be recognized over a weighted-average period of 2.25 years. In 2013, there were 585,189 stock options granted. There were no stock options granted during 2012 or 2011.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the last three years:

	2013	Weighted Average Exercise Price	2012	Weighted Average Exercise Price	2011	Weighted Average Exercise Price
Options outstanding—January 1	1,371,850	$24.86	1,715,380	$24.62	2,563,708	$24.18
Granted	585,189	38.71	—	—	—	—
Exercised	(1,065,920)	24.69	(217,634)	18.69	(847,528)	23.26
Cancelled	(78,959)	38.69	(125,896)	32.35	(800)	29.51

Options outstanding—December 31	812,160	$33.70	1,371,850	$24.86	1,715,380	$24.62

Number of options exercisable	305,930	$25.42	1,371,850	$24.86	1,715,380	$24.62

The following table summarizes outstanding and exercisable options granted under the Company’s equity compensation plans as of December 31, 2013:

Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Exercisable
20.00—25.00	201,684	2.3	201,684
25.01—30.00	102,000	3.7	102,000
30.01—35.00	2,246	3.4	2,246
35.01—40.00	506,230	9.3	—

Total	812,160	6.8	305,930

Restricted Stock and Restricted Stock Units

The Company granted 181,916 shares of restricted stock and 166,348 restricted stock units (“RSU”s) during 2013. During 2012, the Company granted 461,512 shares of restricted stock and 245,737 RSUs. During 2011, the Company granted 30,097 shares of restricted stock and 332,888 RSUs. The restricted stock granted in each period generally vests in three equal annual installments on the anniversaries of the date of the grant. The majority of the RSUs granted in 2013, 2012 and 2011 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative economic profit performance against target economic profit goals. The performance-based RSUs granted in 2011 and 2012 have a minimum and maximum payout of zero to 150%. The performance-based RSUs granted in 2013 have a minimum and maximum payout of zero to 200%. Included in the 2013, 2012 and 2011 grants were 194,517; 426,064; and 147,843 shares of restricted stock and RSUs granted to employees who were not executive officers, as of December 31, 2013, 2012 and 2011, respectively. In addition, there were 23,898; 41,051; and 39,314 shares of restricted stock and RSUs granted to non-employee directors during the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, respectively, there were also 129,849; 240,134; and 175,828 shares of restricted stock and RSUs granted to executive officers. The restricted stock granted to executive officers vests with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company’s cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $0.50 per diluted share as defined in the officers’ restricted stock agreement. As of December 31, 2013, there was $14.2 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs granted. The cost is expected to be recognized over a weighted-average period of 1.9 years. A rollforward of the Company’s restricted stock and RSU grants during the last three years is as follows:

Restricted Stock and RSUs	2013	Weighted Average Grant Date Fair Value	2012	Weighted Average Grant Date Fair Value	2011	Weighted Average Grant Date Fair Value
Nonvested—January 1	1,297,906	$28.61	1,002,125	$26.42	1,562,626	$20.13
Granted	348,264	38.28	707,249	27.84	362,985	30.81
Vested	(323,159)	37.02	(324,345)	22.00	(853,384)	17.14
Cancelled	(281,822)	30.04	(87,123)	28.16	(70,102)	21.97

Nonvested—December 31	1,041,189	$31.24	1,297,906	$28.61	1,002,125	$26.42

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

Accounting guidance on goodwill and intangible assets requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the test completed in 2013, the Company concluded that the fair value of each of the reporting units was in excess of the carrying value. The Company also adopted Accounting Standards Update (“ASU”) 2011-08 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company applied this qualitative approach to two of its four reporting units. The other two reporting units were evaluated for impairment using the discounted cash flow and market based approaches to determine fair value. At the Company’s annual impairment test date of October 1, 2013, the Company’s reporting units passed the first step of the goodwill impairment test prescribed by related accounting guidance.

Indefinite lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company does not believe any triggering event occurred during the three-month period ended December 31, 2013 that would require an interim impairment assessment on the indefinite lived intangibles. As a result, none of the goodwill or intangible assets with indefinite lives were tested for impairment during the three-month period ended December 31, 2013. In the fourth quarter of 2012, it was determined that a trade name acquired in a past acquisition was no longer in use and therefore was fully impaired. The Company wrote off the value of this indefinite lived intangible, $0.7 million, in the fourth quarter of 2012 and included this amount within operating expenses in the Consolidated Statement of Income and within depreciation and amortization in the Consolidated Statement of Cash Flows.

As of December 31, 2013 and 2012, the Company’s Consolidated Balance Sheets reflected $356.8 million and $357.2 million of goodwill, and $65.5 million and $67.2 million in net intangible assets, respectively.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during 2013 or 2012. Amortization of intangible assets purchased as part of these acquisitions totaled $7.0 million, $6.1 million, and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Accumulated amortization of intangible assets as of December 31, 2013 and 2012 totaled $38.8 million and $32.1 million, respectively.

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	December 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$84,470	$(36,232)	$48,238	17	$79,170	$(30,369)	$48,801	14
Non-compete agreements	4,700	(1,952)	2,748	4	4,740	(1,588)	3,152	4
Trademarks	2,890	(674)	2,216	5	3,040	(101)	2,939	5

Total	$92,060	$(38,858)	$53,202		$86,950	$(32,058)	$54,892
Intangible assets not subject to amortization
Trademarks	12,300	—	12,300	n/a	12,300	—	12,300	n/a

Total	$104,360	$(38,858)	$65,502		$99,250	$(32,058)	$67,192

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets (in thousands):

Year	Amounts
2014	$6,486
2015	6,371
2016	6,273
2017	6,176
2018	3,969

5.  Severance and Restructuring Charges

During the first quarter of 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. These actions were substantially completed in 2013. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction-related expenses of $13.2 million which were included in operating expenses. Cash outflows for these actions will occur primarily during 2013 and 2014. Cash outlays associated with these charges in 2013 were $8.6 million. During 2013, the Company reversed a portion of these charges totaling $1.4 million. As of December 31, 2013, the Company had accrued liabilities for these actions of $4.4 million.

On February 13, 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and related expense of $3.6 million which were included in operating expenses. Cash outlays associated with facility closures and severance in 2013 were $0.6 million and $1.1 million, respectively. Cash outlays associated with facility closures and severance in 2013 and 2012 were $2.1 and $1.9 million, respectively. During 2012, the Company reversed a portion of these severance charges totaling $0.3 million. As of December 31, 2013 and 2012, the Company had accrued liabilities for these actions of $0.2 million and $1.9 million, respectively.

6.  Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the year ended December 31, 2013 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2012	$(5,760)	$(713)	$(47,292)	$(53,765)
Other comprehensive (loss) income before reclassifications	(901)	1,443	9,515	10,057
Amounts reclassified from AOCI	—	141	3,679	3,820

Net other comprehensive (loss) income	(901)	1,584	13,194	13,877

AOCI, balance as of December 31, 2013	$(6,661)	$871	$(34,098)	$(39,888)

The following table details the amounts reclassified out of AOCI into the income statement during the twelve-month period ending December 31, 2013 respectively:

Details About AOCI Components	Amount Reclassified From AOCI	Affected Line Item In The Statement Where Net Income Is Presented
	For the Twelve Months Ended December 31, 2013
Losses on interest rate swap cash flow hedges, before tax	$228	Interest expense, net
	(87)	Tax provision

	$141	Net of tax

Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	$5,933	Warehousing, marketing and administrative expenses
	(2,254)	Tax provision

	3,679	Net of tax

Total reclassifications for the period	$3,820	Net of tax

7.  Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 0.5 million, 0.5 million, and 0.1 million shares of common stock were outstanding at December 31, 2013, 2012, and 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income	$123,170	$111,830	$108,996
Denominator:
Denominator for basic earnings per share: Weighted average shares	39,650	40,337	43,822
Effect of dilutive securities:
Employee stock options and restricted units	586	654	1,192

Denominator for diluted earnings per share:
Adjusted weighted average shares and the effect of dilutive securities	40,236	40,991	45,014

Net income per common share:
Net income per share—basic	$3.11	$2.77	$2.49
Net income per share—diluted	$3.06	$2.73	$2.42

Common Stock Repurchases

As of December 31, 2013 the Company had Board authorization to repurchase $93.0 million of USI common stock. In 2013 and 2012, the Company repurchased 1,684,365 and 2,454,037 shares of USI’s common stock at an aggregate cost of $62.1 million and $69.9 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2013, 2012 and 2011, the Company reissued 1,086,502, 619,664 and 970,749 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Based on the factors referenced above, management has determined that the Company has four operating segments, USSC (referred to by the Company as “Supply”), the first-tier operating subsidiary of USI; Lagasse, ORS Nasco, and MBS Dev. Supply also includes operations in Mexico conducted through a USSC subsidiary, as well as Azerty, which has been consolidated into Supply. O.K.I. Supply Co., which was acquired in 2012, has operations in Canada and Dubai which are immaterial to 2013 financial results.

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

The following discussion sets forth the required disclosure regarding single reportable segment information:

The Company operates as a single reportable segment as a leading wholesale distributor of business products, with 2013 net sales of $5.1 billion—including foreign operations in Mexico, Canada, and the U.A.E. For the years ended December 31, 2013, 2012 and 2011, the Company’s net sales from these foreign operations totaled $138.2 million, $112.5 million and $111.7 million, respectively. As of December 31, 2013, 2012, and 2011, long-lived assets of the Company’s foreign operations totaled $13.8 million, $13.1 million, and $4.7 million, respectively.

The Company’s product offerings may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; (iv) janitorial and breakroom supplies, which includes janitorial and breakroom supplies, foodservice consumables, safety and security items, and paper and packaging supplies; and (v) industrial supplies which includes hand and power tools, safety and security supplies, janitorial equipment and supplies and welding products. In 2013, the Company’s largest two suppliers were Hewlett-Packard Company and Lexmark International, Inc, which represented approximately 24% and 7%, respectively, of its total purchases. No other supplier accounted for more than 5% of the Company’s total purchases.

The Company’s customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers and other independent distributors. The Company had one customer, W.B. Mason Co., Inc., which constituted approximately 11% of its 2013 consolidated net sales. No other single customer accounted for more than 10% of the 2013 consolidated net sales. The following table shows net sales by product category for 2013, 2012 and 2011 (in millions):

	Years Ended December 31,
	2013	2012(1)	2011(1)
Technology products	$1,466,499	$1,563,757	$1,626,030
Janitorial and breakroom supplies	1,335,414	1,282,370	1,222,225
Traditional office products	1,310,571	1,366,368	1,360,702
Industrial supplies	517,826	409,266	349,370
Office furniture	312,298	324,668	324,974
Freight revenue	105,567	99,319	88,893
Other	37,118	34,358	33,307

Total net sales	$5,085,293	$5,080,106	$5,005,501

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

9.  Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2013 Credit Agreement (as defined below), the 2013 Note Purchase Agreement (as defined below), the 2007 Credit Agreement (as defined below), the 2007 Note Purchase Agreement (as defined below) and the Receivables Securitization Program (as defined below) contain restrictions on the use of cash transferred from USSC to USI.

Debt consisted of the following amounts (in millions):

	As of December 31, 2013	As of December 31, 2012
2013 Credit Agreement	$206.8	$238.1
2007 Master Note Purchase Agreement (Private Placement)	135.0	135.0
Receivables Securitization Program	190.7	150.0
Mortgage & Capital Lease	1.2	1.3

Total	$533.7	$524.4

As part of the acquisition of OKI in 2012 the Company acquired a capital lease related to a computer server which terminates in 2015, as well as a mortgage on the headquarters of the Canadian subsidiary which matures in 2015 as it was renewed in January 2014. As of December 31, 2013, 100% of the Company’s outstanding debt, excluding capital leases, is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). As of December 31, 2013 the overall weighted average effective borrowing rate of the Company’s debt was 1.3%. At December 31, 2013 all of the Company’s debt was unhedged and a 50 basis point movement in interest rates would result in a $2.7 million change in annualized interest expense, on a pre-tax basis, and upon cash flows from operations.

Receivables Securitization Program

On January 18, 2013, the Company’s accounts receivable securitization program (“Receivables Securitization Program” or the “Program”) was amended and restated to increase the maximum amount of financing from $150 million to $200 million and to extend the term of the Program through January 18, 2016. The parties to the Program are USI, USSC, United Stationers Financial Services (“USFS”), United Stationers Receivables, LLC (“USR”), and PNC Bank, National Association and the Bank of Toyko—Mitsubishi UFJ, Ltd New York Branch (the “Investors”). The Program is governed by the following agreements:

•	The Amended and Restated Transfer and Administration Agreement among USSC, USFS, USR, and the Investors;
•	The Receivables Sale Agreement between USSC and USFS;
•	The Receivables Purchase Agreement between USFS and USR; and
•	The Performance Guaranty executed by USI in favor of USR.

Pursuant to the Receivables Sale Agreement, USSC sells to USFS, on an on-going basis, all the customer accounts receivable and related rights originated by USSC. Pursuant to the Receivables Purchase Agreement, USFS sells to USR, on an on-going basis, all the accounts receivable and related rights purchased from USSC. Pursuant to the Amended and Restated Transfer and Administration Agreement, USR then sells the receivables and related rights to the Investors. The Program provides for maximum funding available of the lesser of $200 million or the total amount of eligible receivables less excess concentrations and applicable reserves. USFS retains servicing responsibility over the receivables. USR is a wholly-owned, bankruptcy remote special purpose subsidiary of USFS. The assets of USR are not available to satisfy the creditors of any other person, including USFS, USSC or USI, until all amounts outstanding under the Program are repaid and the Program has been terminated.

The receivables sold to the Investors remain on USI’s Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investors are recorded as debt on USI’s Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Consolidated Statements of Income. As of December 31, 2013 and December 31, 2012, $355.4 million and $400.2 million, respectively, of receivables had been sold to the Investors. As of December 31, 2013, USR had $190.7 million outstanding under the Program. As of December 31, 2012, USR had $150.0 million outstanding under the Program.

Credit Agreement and Other Debt

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the “2007 Note Purchase Agreement”) with several purchasers. The 2007 Note Purchase Agreement allows USSC to issue up to $1 billion of senior secured notes, subject to certain debt restrictions. Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”). Interest on the Series 2007-A Notes is payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008. USSC may issue additional series of senior secured notes from time to time under the 2007 Note Purchase Agreement but has no specific plans to do so at this time.

On November 25, 2013, USI and USSC, entered into a Note Purchase Agreement (the “2013 Note Purchase Agreement”) with the note purchasers identified therein (collectively, the “Note Purchasers”). Pursuant to the 2013 Note Purchase Agreement, USSC will issue and the Note Purchasers will purchase an aggregate of $150 million of senior secured notes due January 15, 2021 (the “2014 Notes”). The issuance of the 2014 Notes occurred on January 15, 2014, subject to customary closing conditions. USSC used the proceeds from the sale of the 2014 Notes to repay the Series 2007-A Notes and to reduce borrowings under the 2013 Credit Agreement. Interest on the 2014 Notes will be payable semi-annually at a rate per annum equal to 3.75%. At the time USSC priced the 2014 Notes, USSC terminated the June 2013 Swap Transaction (as described in Note 18 “Derivative Financial Instruments”). After giving effect to the impact of terminating the June 2013 Swap Transaction, the effective per annum interest rate on the 2014 Notes will be 3.66%. The full principal amount of the 2014 Notes matures on January 15, 2021. If USSC elects to prepay some or all of the 2014 Notes prior to January 15, 2021, USSC will be obligated to pay a Make-Whole Amount calculated as set forth in the Agreement.

On September 21, 2011, USI and USSC entered into a Third Amended and Restated Five-Year Revolving Credit Agreement (the “2011 Credit Agreement”) with U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents; Bank of America, N.A. and PNC Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders identified therein. The 2011 Credit Agreement amends and restates the Second Amended and Restated Five-Year Revolving Credit Agreement with PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, KeyBank National Association and LaSalle Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Agent (as amended on December 21, 2007, the “2007 Credit Agreement”). On July 8, 2013, the Company and USSC entered into a Fourth Amended and Restated Five-Year Revolving Credit Agreement (the “2013 Credit Agreement”) with JPMorgan Chase Bank, National Association, as Agent, and the lenders identified therein. The 2013 Credit Agreement amended and restated the 2011 Credit Agreement and extended the maturity date of the loan agreement to July 6, 2018.

The 2013 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of December 31, 2013 and $9.4 million under the 2011 Credit Agreement as of December 31, 2012. Subject to the terms and conditions of the 2013 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1.05 billion.

Borrowings under the 2013 Credit Agreement will bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. As of December 31, 2013, the applicable margin for LIBOR-based loans was 1.25% and for Alternate Base Rate loans was 0.25%. In addition, USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

Subject to the terms and conditions of the 2013 Credit Agreement, USSC is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2013 Credit Agreement ($15 million of which the Company intends to utilize in connection with the sale of the 2014 Notes described above), plus up to $200 million under the Company’s Receivables Securitization Program and up to $135 million in replacement or refinancing of the 2013 Note Purchase Agreement.

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 18, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

Obligations of USSC under the 2013 Credit Agreement and the 2007 Note Purchase Agreement are guaranteed by USI and certain of USSC’s domestic subsidiaries. USSC’s obligations under these agreements and the guarantors’ obligations under the guaranties are secured by liens on substantially all Company assets other than real property and certain accounts receivable already collateralized as part of the Receivables Securitization Program.

The 2013 Credit Agreement, the 2013 Note Purchase Agreement and the Amended and Restated Transfer and Administration Agreement prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00 (4.00 to 1.00 for the first four fiscal quarters following certain acquisitions). The 2013 Credit Agreement and the 2013 Note Purchase Agreement also impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00.

The 2013 Credit Agreement, the 2013 Note Purchase Agreement and the Amended and Restated Transfer and Administration Agreement contain additional representations and warranties, covenants and events of default that are customary for facilities of these types of agreements. The 2013 Credit Agreement, 2007 Note Purchase Agreement, and the Transfer and Administration Agreement all contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party. Debt maturities as of December 31, 2013, were as follows (in millions):

Year	Amount
2014 (1)	$135.3
2015	0.9
2016	190.7
2017	—
Thereafter	206.8

Total	$533.7

(1)	The 2007 Note Purchase Agreement was repaid in January 2014 with a portion of the proceeds from the 2014 Notes.

10.  Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2013 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year	Operating Leases
2014	$46,885
2015	43,095
2016	35,167
2017	26,187
2018	19,517
Thereafter	35,498

Total required lease payments	$206,349

Operating lease expense was approximately $46.3 million, $48.5 million, and $50.1 million in 2013, 2012 and 2011, respectively.

11.  Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2013, the Company has pension plans covering approximately 2,800 of its active associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31 as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

The following table sets forth the plans’ changes in Projected Benefit Obligation for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Benefit obligation at beginning of year	$196,521	$171,022
Service cost—benefit earned during the period	1,479	962
Interest cost on projected benefit obligation	8,379	8,417
Union plan amendments	—	309
Actuarial (gain) loss	(16,373)	19,432
Benefits paid	(6,937)	(3,622)

Benefit obligation at end of year	$183,069	$196,520

The accumulated benefit obligation for the plan as of December 31, 2013 and 2012 totaled $183.1 million and $196.5 million, respectively.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans’ assets for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Fair value of plan assets at beginning of year	$145,563	$120,295
Actual return on plan assets	10,624	15,883
Company contributions	13,000	13,007
Benefits paid	(6,937)	(3,622)

Fair value of plan assets at end of year	$162,250	$145,563

The Company’s pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2013 and 2012, by asset category are as follows:

Asset Category	2013	2012
Cash	1.2%	1.1%
Equity securities	29.2%	69.4%
Fixed income	42.5%	17.7%
Real assets	16.6%	11.8%
Hedge funds	10.5%	—

Total	100.0%	100.0%

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

The Company’s defined benefit plan assets are measured at fair value on a recurring basis and are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. The target allocations for the General Plan assets are 50.0% fixed income, 23.0% equity securities, 17.0% real assets, and 10.0% hedge funds. The target allocations for the Union Plan assets are 20.0% fixed income, 50.0% equity securities, 20.0% real assets and 10.0% hedge funds. Equity securities include investments in large cap and small cap corporations located in the U.S. and a mix of both international and emerging market corporations. Fixed Income securities include investment grade bonds and U.S. treasuries. Other types of investments include commodity futures, Real Estate Investment Trusts (REITs) and hedge funds.

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 19 for a discussion of the fair value hierarchy.

Fair values for equity and fixed income securities are primarily based on valuations for identical instruments in active markets.

The fair values of the Company’s pension plan assets at December 31, 2013 and 2012 by asset category are as follows:

Fair Value Measurements at

December 31, 2013 (in thousands)

Asset Category			Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash			$1,888	$1,888
Equity Securities
U.S. Large Cap	(a	)	17,380	17,380
International Large Core	(b	)	7,650	7,650
International Large Value	(j	)	7,598	7,598
Emerging Markets	(c	)	8,502	8,502
U.S. Small Value Fund	(d	)	5,058	5,058
U.S. Small Growth Fund	(e	)	1,211	1,211
Fixed Income
U.S. Fixed Income	(g	)	69,070	69,070
Real Assets
Domestic Real Estate	(f	)	11,638	11,638
Commodities	(h	)	15,246	15,246
Hedge Funds
Hedge Funds	(i	)	17,009		$17,009

Total			$162,250	$145,241	$17,009	$—

Fair Value Measurements at

December 31, 2012 (in thousands)

Asset Category			Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash			$1,537	$1,537
Equity Securities
U.S. Large Cap	(a	)	41,669	41,669
International Large Core	(b	)	33,673	33,673
Emerging Markets	(c	)	11,314	11,314
U.S. Small Value Fund	(k	)	7,255		$7,255
U.S. Small Growth Fund	(e	)	7,182	7,182
Fixed Income
U.S. Fixed Income	(g	)	25,720	25,720
Real Assets
Domestic Real Estate	(f	)	5,954	5,954
Commodities	(h	)	11,259	11,259

Total			$145,563	$138,308	$7,255	$—

(a)	A separately managed, diversified portfolio consisting of publically traded large cap stocks. The portfolio is predominately comprised of U.S. companies but may also hold international company stock.
(b)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled outside the U.S. and includes companies located in emerging market countries.
(c)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled in emerging market countries.
(d)	A daily valued mutual fund investment. The fund invests in publically traded, small capitalization companies that are considered value in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks.
(e)	A daily valued mutual fund investment. The fund invests in publically traded, small capitalization companies that are considered growth in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks.
(f)	A daily valued mutual fund investment. The fund invests in publically traded Real Estate Investment Trusts. This is an index mutual fund that tracks the Morgan Stanley REIT Index. The fund normally invests at least 98% of assets that are included in the Morgan Stanley REIT Index.
(g)	A separately managed fixed income portfolio utilized to match the duration of the Plan’s liabilities. This liability driven investment portfolio is comprised of Treasury securities including STRIPS and zero coupon bonds as well as high quality corporate bonds.
(h)	A daily valued mutual fund investment. This fund combines a commodities position, typically through swap agreements, with a portfolio of inflation indexed bonds and other fixed income securities. The commodities position is constructed to track the performance of the Dow Jones UBS Commodity Index.
(i)	A separately managed fund of hedge funds. This fund seeks attractive risk-adjusted returns through investments in a well-diversified group of managers that employ a variety of unique investment strategies. It targets low volatility and low correlation to traditional asset classes. This fund may allocate its assets among a select group of non-traditional portfolio managers that invest or trade in a wide range of securities and other instruments, including, but not limited to: equities and fixed income securities, currencies, commodities, futures contracts, options and other derivative instruments.
(j)	A daily valued open-ended mutual fund. This fund invests in common stocks of companies domiciled in countries outside of the U.S.
(k)	A daily valued commingled fund investment. The fund invests in publically traded, small capitalization companies that are considered value in style. The majority of holdings are domiciled in the U.S. though the fund may hold international stocks. The fund allows for monthly liquidity.

Plan Funded Status

The following table sets forth the plans’ funded status as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Funded status of the plan	$(20,820)	$(50,957)
Unrecognized prior service cost	1,613	1,804
Unrecognized net actuarial loss	53,158	74,557

Net amount recognized	$33,951	$25,404

Amounts Recognized in Consolidated Balance Sheets

	2013	2012
Accrued benefit liability	$(20,820)	$(50,957)
Accumulated other comprehensive income	54,771	76,361

Net amount recognized	$33,951	$25,404

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 for pension and supplemental benefit plans includes the following components (in thousands):

	2013	2012	2011
Service cost—benefit earned during the period	$1,479	$962	$769
Interest cost on projected benefit obligation	8,379	8,417	8,482
Expected return on plan assets	(11,338)	(10,005)	(9,715)
Amortization of prior service cost	192	176	135
Amortization of actuarial loss	5,741	6,194	1,940

Net periodic pension cost	$4,453	$5,744	$1,611

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2014 are approximately $3.8 million and $0.2 million, respectively.

Assumptions Used

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Pension plan assumptions:
Assumed discount rate, general	4.95%	4.30%	5.00%
Assumed discount rate, union	5.10%	4.45%	5.00%
Expected long-term rate of return on plan assets, general	7.30%	7.75%	7.75%
Expected long-term rate of return on plan assets, union	7.75%	7.75%	7.75%

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

Contributions

On December 11, 2013 the Company’s Board of Directors approved a $2.0 million cash contribution to the Company’s Union pension plan which was funded in January 2014. Additional fundings, if any, for 2014 have not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company’s pension plans are as follows (in thousands):

Amounts
2014	$6,189
2015	6,959
2016	7,822
2017	8,312
2018	8,315
2019-2023	53,095

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates’ contributions were approximately $5.3 million, $5.3 million and $5.1 million in 2013, 2012 and 2011, respectively.

12.  Preferred Stock

USI’s authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI’s Board of Directors upon issuance. As of December 31, 2013 and 2012, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

13.  Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Currently Payable
Federal	$70,234	$65,835	$40,268
State	8,027	6,683	2,698

Total currently payable	78,261	72,518	42,966
Deferred, net—
Federal	(3,891)	(5,790)	18,950
State	(30)	(923)	1,964

Total deferred, net	(3,921)	(6,713)	20,914

Provision for income taxes	$74,340	$65,805	$63,880

The Company’s effective income tax rates for the years ended December 31, 2013, 2012 and 2011 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$69,128	35.0%	$62,172	35.0%	$60,507	35.0%
State and local income taxes—net of federal income tax benefit	5,292	2.6%	3,464	2.0%	3,935	2.3%
Change in tax reserves and accrual adjustments	(69)	(0.0)%	(521)	(0.4)%	(924)	(0.5)%
Non-deductible and other	(11)	(0.0)%	690	0.4%	362	0.2%

Provision for income taxes	$74,340	37.6%	$65,805	37.0%	$63,880	37.0%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2013		2012
	Assets	Liabilities	Assets(1)	Liabilities
Accrued expenses	$14,615	$—	$13,790	$—
Allowance for doubtful accounts	7,815	—	9,202	—
Depreciation and amortization	—	28,282	—	28,707
Intangibles arising from acquisitions	—	23,689	—	23,264
Inventory reserves and adjustments	—	28,783	—	28,366
Pension and post-retirement	7,319	—	15,485	—
Interest rate swap	—	591	406	—
Share-based compensation	5,750	—	7,148	—
State income tax credits and net operating losses	5,539	—	5,007
Restructuring costs	1,930	—	698	—
Other	376	—	340	—

Total Deferred	43,344	81,345	52,076	80,337

Valuation Allowance	(2,791)	—	(2,136)	—

Net Deferred	$40,553	$81,345	$49,940	$80,337

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. These changes did not impact the Consolidated Statements of Income.

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

Valuation allowances principally relate to state tax credits and net operating losses which may be carried forward to future tax years until their expiration in the years ending December 31, 2018 and December 31, 2033, respectively.

Accounting for Uncertainty in Income Taxes

At December 31, 2013, the gross unrecognized tax benefits were unchanged at $3.1 million. At December 31, 2012 and 2011, the Company had $3.1 million and $3.4 million, respectively, in gross unrecognized tax benefits. The following table shows the changes in gross unrecognized tax benefits, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Beginning Balance, January 1	$3,134	$3,374	$4,500
Additions based on tax positions taken during a prior period	169	308	61
Reductions based on tax positions taken during a prior period	(5)	(11)	(23)
Additions based on tax positions taken during the current period	389	451	291
Reductions related to settlement of tax matters	(184)	(490)	(894)
Reductions related to lapses of applicable statutes of limitation	(395)	(498)	(561)

Ending Balance, December 31	$3,108	$3,134	$3,374

At December 31, 2013, 2012 and 2011, $3.1 million, $3.1 million and $3.4 million, respectively, of these gross unrecognized tax benefits would, if recognized, decrease the Company’s effective tax rate.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 were zero, and income of $0.1 million and $0.3 million, respectively. The Consolidated Balance Sheets at December 31, 2013 and 2012 include $0.6 and $0.6 million, respectively, accrued for the potential payment of interest and penalties.

As of December 31, 2013, the Company’s U.S. Federal income tax returns for 2010 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2006 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.2 million.

14.  Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cash Paid During the Year For:
Interest	$12,385	$22,563	$26,463
Income taxes, net	79,526	53,053	50,921

15.  Other (Income) Expense, Net

In 2011, the Company had a $1.9 million reversal of prior acquisition earn-out and deferred payment liabilities related to the 2010 acquisition of MBS Dev. This gain relates to the renegotiated agreement to accelerate payment on the remaining deferred payments in consideration for termination of the Company’s obligation to pay the earn-out component.

16.  Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their net carrying values. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	As of December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$22,326	$22,326	$30,919	$30,919
Accounts receivable, net	643,379	643,379	658,760	658,760
Accounts payable	476,113	476,113	495,278	495,278
Short-term interest rate swap liability	—	—	227	227
Debt	533,697	533,697	524,376	524,376
Long-term interest rate swap liability	—	—	846	846
Long-term interest rate swap asset	599	599	—	—

The fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 18, “Derivative Financial Instruments”, for further information.

17.  Other Assets and Liabilities

Other assets and liabilities as of December 31, 2013 and 2012 were as follows (in thousands):

	As of December 31,
	2013	2012(1)
Other Long-Term Assets, net:
Investment in deferred compensation	$4,408	$4,528
Long-term notes receivable	14,063	10,368
Equity investment	—	1,518
Capitalized financing costs	3,391	2,523
Long-term swap asset	599	—
Other	3,115	1,323

Total other long-term assets, net	$25,576	$20,260

Other Long-Term Liabilities:
Accrued pension obligation	$20,820	$50,957
Deferred rent	18,654	18,606
Deferred directors compensation	4,412	5,030
Long-term swap liability	—	846
Long-term income tax liability	3,482	3,700
Long-term merger expenses	198	4,720
Long-term workers compensation liability	6,876	5,591
Other	5,345	4,726

Total other long-term liabilities	$59,787	$94,176

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. These changes did not impact the Consolidated Balance Sheets.

18.  Derivative Financial Instruments

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

•

On June 11, 2013, USSC entered into a seven-month forward, seven-year interest rate swap transaction (the “June 2013 Swap Transaction”) with J.P. Morgan Chase Bank as the counterparty. The swap transaction has an effective date of January 15, 2014 and a maturity date of January 15, 2021. This swap was terminated in October 2013.

None of the Company’s current outstanding debt had its interest payments designated as the hedged forecasted transactions to any of the Company’s swap transactions at December 31, 2013.

The Company’s outstanding swap transaction is accounted for as cash flow hedge and is recorded at fair value on the statement of financial position as of December 31, 2013 and December 31, 2012. This hedge was as follows (in thousands):

As of December 31, 2013	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Asset(1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$599

(1)	This interest rate derivative qualify for hedge accounting and is in a net asset position. Therefore, the fair value of the interest rate derivative is included in the Company’s Consolidated Balance Sheets as a component of “Other Long-Term Assets”, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

As of December 31, 2012	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability(2)
November 2007 Swap Transaction	$135,000	Floating 3-month LIBOR	4.674%	January 15, 2013	$227
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$846

(2)	These interest rate derivatives qualify for hedge accounting and is in a net liability position. Therefore, the fair value of the interest rate derivatives are included in the Company’s Consolidated Balance Sheets as a component of “Accrued liabilities” or “Other Long-Term Liabilities” depending on the maturity date of the instrument, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

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

In connection with the pricing of the 2013 Note Purchase Agreement, discussed in Note 9 “Debt”, the Company terminated the June 2013 Swap Transaction. The gain of $0.9 million realized by the Company on the termination has been recorded as a component of Other Comprehensive Income on the Company’s consolidated balance sheet as of December 31, 2013 and will be reclassified into earnings over the term of the 2014 Notes. Within the next 12 months, $0.1M will be recognized in earnings. This swap reduced the exposure to variability in interest rates between the date the Company entered into the hedge and the pricing of the 2014 Notes by the Company.

The July 2012 Swap Transaction effectively converts a portion of the Company’s future floating-rate debt to a fixed-rate basis. This swap transaction reduces the impact of interest rate changes on future interest expense. By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap (as noted above) will fail to perform under the terms of the agreement. The Company attempts to minimize the credit risk in these agreements by only entering into transactions with counterparties the Company determines are creditworthy. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

The Company’s agreement with its derivative counterparty provide that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised their early termination right under the outstanding swap transaction as of December 31, 2013, the Company would have been entitled to receive the aggregate fair value net asset of $0.6 million plus accrued interest from the counterparty.

The swap transaction that was in effect as of December 31, 2013 and the swap transactions that were in effect as of December 31, 2012 contained no ineffectiveness; therefore, all gains or losses on those derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings. The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for years ended December 31, 2013 and 2012.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
November 2007 Swap Transaction	$(77)	$(2,376)	Interest expense, net	$(228)	$(5,783)
December 2007 Swap Transaction	—	(1,335)	Interest expense, net	—	(3,400)
March 2008 Swap Transaction	—	(535)	Interest expense, net	—	(1,344)
July 2012 Swap Transaction	864	(562)	Interest expense, net	—	—
June 2013 Swap Transaction	569	—	Interest expense, net	—	—

19.  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 18, “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements as of December 31, 2013
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$599	$—	$599	$—

	Fair Value Measurements as of December 31, 2012
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$1,073	$—	$1,073	$—

The carrying amount of accounts receivable at December 31, 2013 and 2012, including $355.4 million and $400.2 million, respectively, of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

FASB accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of December 31, 2013, no assets or liabilities are measured at fair value on a nonrecurring basis.

20.  Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2013:
Net sales	$1,250,485	$1,274,494	$1,336,676	$1,223,638	$5,085,293

Gross profit	188,525	201,936	203,661	195,456	789,578

Net income (2)	13,874	34,670	40,501	34,125	123,170

Net income per share—basic	$0.35	$0.87	$1.03	$0.86	$3.11

Net income per share—diluted	$0.34	$0.86	$1.01	$0.85	$3.06

Year Ended December 31, 2012:
Net sales	$1,271,647	$1,275,710	$1,288,675	$1,244,074	$5,080,106

Gross profit	180,929	188,259	203,758	201,658	774,604

Net income (3)	15,112	27,029	36,764	32,925	111,830

Net income per share—basic	$0.36	$0.67	$0.92	$0.83	$2.77

Net income per share—diluted	$0.36	$0.66	$0.91	$0.81	$2.73

(1)	As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.
(2)	2013 results were impacted by the effects of a $13.0 million or $0.20 per diluted share workforce reduction and facility closure charge, and a non-tax deductible $1.2 million or $0.03 per diluted share asset impairment charge in the fourth quarter.
(3)	2012 results were impacted by a $6.2 million or $0.09 per diluted share network optimization and cost reduction charge in the first quarter.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the final quarter of 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company’s executive officers, see “Executive Officers of the Registrant” included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions “Proposal 1: Election of Directors” and “Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance” in USI’s Proxy Statement for its 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee’s composition and the presence of an “audit committee financial expert” is incorporated herein by reference to the information under the captions “Governance and Board Matters—Board Committees—General” and “—Audit Committee” in USI’s 2013 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in USI’s 2014 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Director Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in USI’s 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners” and “Voting Securities and Principal Holders—Security Ownership of Management” in USI’s 2013 Proxy Statement. Information relating to securities authorized for issuance under United’s equity plans is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in USI’s 2014 Proxy Statement.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in USI’s 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information” and “—Audit Committee Pre-Approval Policy” in USI’s 2014 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	31
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	32
	Report of Independent Registered Public Accounting Firm	33
	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	34
	Consolidated Statements of Comprehensive Income for the year years ended December 31, 2013, 2012 and 2011	35
	Consolidated Balance Sheets as of December 31, 2013 and 2012	36
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011	37
	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	38
	Notes to Consolidated Financial Statements	39
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	76
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

Exhibit Number	Description
2.1	Stock Purchase Agreement dated as of October 22, 2012, among the Stockholders of O.K.I. Supply Co. and United Stationers Supply Co. (“USSC”) (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2012)

3.1*	Second Restated Certificate of Incorporation of United Stationers, Inc. (“USI” or the “Company”), dated as of March 19, 2002 (1)

3.2	Amended and Restated Bylaws of United Stationers Inc., dated as of July 16, 2009 (Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among USI, USSC, and the note purchasers identified therein (the “2007 Note Purchase Agreement”) (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010 (the “Form 10-Q filed on August 6, 2010”))

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007 (the “Form 10-Q filed on November 7, 2007”))

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Form 10-Q filed on November 7, 2007)

Exhibit Number	Description
4.4*	Note Purchase Agreement, dated as of November 25, 2013, among USI, USSC, and the note purchasers identified therein (the “2013 Note Purchase Agreement”)

4.5*	Parent Guaranty, dated as of November 25, 2013, by USI in favor of the holders of the promissory notes identified therein

4.6*	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of USSC

10.1	Guaranty, dated as of March 21, 2003, by USSC, as borrower, USI, Azerty Incorporated, Lagasse, Inc., USFS, and USTS in favor of Bank One, NA as administrative agent (Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (the “2002 Form 10-K”)

10.2	Amended and Restated Guaranty, dated as of July 8, 2013, executed by USI and its subsidiaries United Stationers Management Services LLC (“USMS”), United Stationers Financial Services LLC (“USFS”), Lagasse, LLC (“Lagasse”), ORS Nasco, LLC (“ORS”), MBS Dev, Inc. (“MBS”), Oklahoma Rig, Inc. (“Rig”), Oklahoma Rig & Supply Co. Trans., Inc. (“Trans”), O.K.I. Supply, LLC (“OKI Supply”), O.K.I. Data, Inc. (“OKI Data”), and OKI Middle East Holding Co. (“OKI Holding”) in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for the benefit of the Holders of Secured Obligations (as defined in the Intercreditor Agreement listed in Exhibit 10.3 (Exhibit 10.3 to the Company’ Form 10-Q filed on October 28, 2013)

10.3	Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)

10.4*	Joinder, dated as of January 15, 2014, to the Intercreditor Agreement dated as of October 15, 2007, by and between JPMorgan Chase Bank, N.A., as collateral agent, and the holders of the notes issued pursuant to the 2013 Note Purchase Agreement

10.5	Amended and Restated Pledge and Security Agreement dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.1 to the Form 10-Q filed on August 6, 2010)

10.6	Receivables Sale Agreement, dated as of March 3, 2009, by and between USSC, as Originator, and USFS, as Purchaser (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009 (the “Form 10-Q filed on May 8, 2009”))

10.7	Receivables Purchase Agreement, dated as of March 3, 2009, by and between USFS, as Seller, and USR, as Purchaser (Exhibit 10.5 to the Form 10-Q filed on August 6, 2010)

10.8	Performance Guarantee, dated as of March 3, 2009, among USI, as Performance Guarantee, and USR, as Recipient (Exhibit 10.4 to the Form 10-Q filed on May 8, 2009)

10.9†	Transfer and Administration Agreement, dated as of March 3, 2009, by and among United Stationers Receivables, LLC, (“USR”), USSCO as Originator, USFS, as Seller and Servicer, Enterprise Funding Company LLC, as a Conduit Investor, Market Street Funding LLC, as a Conduit Investor, Bank of America, National Association, as Agent, as a Class Agent and as an Alternate Investor, PNC Bank, National Association, as a Class Agent and as an Alternate Investor, and the other alternate investors from time to time parties thereto (Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 (the “2010 Form 10-K”))

10.10	First Amendment to the Transfer and Administration Agreement, dated as of May 14, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.43 to the 2009 Form 10-K)

10.11	Second Amendment to the Transfer and Administration Agreement, dated as of November 20, 2009, among, USSC, USFS, USR, Enterprise Funding Company LLC, Market Street Funding LLC, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.44 to the 2009 Form 10-K)

10.12	Third Amendment to the Transfer and Administration Agreement, dated as of January 22, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.45 to the 2009 Form 10-K)

Exhibit Number	Description
10.13	Fourth Amendment to the Transfer and Administration Agreement, dated as of March 30, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.44 to the 2010 Form 10-K)

10.14	Fifth Amendment to the Transfer and Administration Agreement, dated as of June 30, 2010, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.45 to the 2010 Form 10-K)

10.15†	Sixth Amendment to the Transfer and Administration Agreement, dated as of January 21, 2011, among, USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.46 to the 2010 Form 10-K)

10.16	Reaffirmation, dated September 21, 2011, among USI, USSC, Lagasse, USTS, USFS, ORS Nasco, Inc., Oklahoma Rig, Inc., Oklahoma Rig & Supply Co. Trans, Inc., and MBS Dev, Inc. (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on November 2, 1011)

10.17	Reaffirmation, dated as of July 8, 2013, executed by USI, USSC, USMS, USFS, Lagasse, ORS, MBS, Rig, Trans, OKI Supply, OKI Data and OKI Holding (Exhibit 10.4 to the Company’ Form 10-Q filed on October 28, 2013)

10.18†	Third Amended and Restated Five-Year Revolving Credit Agreement, dated September 21, 2011, among USSC, as borrower, USI, as a credit party, JPMorgan Chase Bank, National Association , as Administrative Agent, and the financial institutions listed on the signature pages thereof (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on November 2, 1011)

10.19	Fourth Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2013, among USSC, as borrower, USI, as a loan party, JPMorgan Chase Bank, National Association , as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”) (Exhibit 10.2 to the Company’ Form 10-Q filed on October 28, 2013)

10.20†	First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement, dated as of January 20, 2012, between USSC, USR, USFS, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2012)

10.21	Second Omnibus Amendment to Transaction Documents, dated as of January 18, 2013, between USSC., United Stationers Receivables, LLC, USFS, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2013)

10.22	Seventh amendment to the Transfer and Administration Agreement, dated as of July 18, 2012, among USSC, USFS, USR, Enterprise Funding Company LLC, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 23, 2012)

10.23	Industrial/Commercial Single Tenant Lease—Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005)

10.24	Lease, dated July 25, 2005, among United, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2005)

10.25	Form of Indemnification Agreement entered into between USI and (for purposes of one provision) USSC with directors and various executive officers of USI (Exhibit 10.36 to the Company’s 2001 Form 10-K)**

10.26	United Stationers Inc. 1992 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (“Form 10-Q filed on November 14, 2002”))**

10.27	United Stationers Inc. 2000 Management Equity Plan (as amended and restated as of July 31, 2002) (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2002)**

10.28	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with directors and executive officers of USI (Exhibit 10.7 to the Company’s Form 10-Q filed on November 14, 2002)**

Exhibit Number	Description
10.29	Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with P. Cody Phipps, and other executive officers of USI (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**

10.30	Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2004 (the “September 3, 2004 Form 8-K”))**

10.31	Form of grant letter used for grants of non-qualified stock options to employees under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**

10.32	United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan effective January 1, 2009 (Exhibit 10.33 to the 2008 Form 10-K)**

10.33	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008 (the “Form 10-Q filed on November 7, 2008”))**

10.34	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Exhibit 10.5 to the Form 10-Q filed on November 7, 2008)**

10.35	United Stationers Supply Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009 (Exhibit 10.26 to the 2009 Form 10-K)**

10.36	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Form 10-Q filed on May 6, 2010)**

10.37†	Performance Based Restricted Stock Unit Award Agreement between USI and Stephen Schultz, effective March 17, 2011 (Exhibit 10.1 to the Form 10-Q filed on May 4, 2011)**

10.38†	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Form 10-Q filed on May 4, 2011)**

10.39	United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “2004 Long-Term Incentive Plan”) effective as of May 11, 2011 (Appendix A to the 2011 DEF 14-A Proxy Statement)**

10.40†	Performance-Based Restricted Stock Unit Award Agreement, dated August 29, 2011, between the Registrant and P. Cody Phipps (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011)**

10.41	Form of Restricted Stock Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q filed on May 3, 2012)**

10.42	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 3, 2012)**

10.43	Form of Restricted Stock Award Agreement with EPS Minimum under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on October 30, 2012)**

10.44	Form of Executive Employment Agreement, effective as of December 31, 2012**

10.45	Executive Employment Agreement, dated December 31, 2012 by and among USI, USSC and Paul Cody Phipps**

10.46	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Form 10-Q for the quarter filed on April 30, 2013)**

10.47	Form of Restricted Stock Award Agreement with EPS Minimum under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’ Form 10-Q filed on October 28, 2013)**

21*	Subsidiaries of USI

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, dated as of February 14, 2014, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by P. Cody Phipps

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer, dated as of February 14, 2014, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Todd A. Shelton

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 14, 2014, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by P. Cody Phipps and Todd A. Shelton

101*	The following financial information from United Stationers Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on February 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income at December 31, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for a portion of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Refiled to correct formatting error.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATIONERS INC.

BY:	/s/ P. CODY PHIPPS
P. Cody Phipps
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ P. CODY PHIPPS P. Cody Phipps	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 19, 2014

/s/ TODD A. SHELTON Todd A. Shelton	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2014

/s/ KENNETH M. NICKEL Kenneth M. Nickel	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2014

/s/ CHARLES K. CROVITZ Charles K. Crovitz	Chairman of the Board of Directors	February 19, 2014

/s/ ROBERT B. AIKEN, JR. Robert B. Aiken, Jr.	Director	February 19, 2014

/s/ JEAN S. BLACKWELL Jean S. Blackwell	Director	February 19, 2014

/s/ ROY W. HALEY Roy W. Haley	Director	February 19, 2014

/s/ SUSAN J. RILEY Susan J. Riley	Director	February 19, 2014

/s/ ALEX M. SCHMELKIN Alex M. Schmelkin	Director	February 19, 2014

/s/ STUART A. TAYLOR, II Stuart A. Taylor, II	Director	February 19, 2014

/s/ ALEX D. ZOGHLIN Alex D. Zoghlin	Director	February 19, 2014

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Reclassifications (2)	Balance at End of Period
Allowance for doubtful accounts (3):
2013	$22,716	$4,888	$(6,504)	$(492)	$20,608
2012	28,323	5,232	(8,490)	(2,349)	22,716
2011	29,079	9,359	(10,115)	—	28,323

(1)—net	of any recoveries.
(2)—represents	the reclassification of a valuation allowance for customer deductions which also offsets accounts receivable.
(3)—represents	allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.