Form 10-Q
period 2014-03-31
UNITED STATIONERS INC
filed 2014-04-28
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

On April 18, 2014, the registrant had outstanding 39,387,111 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of March 31, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$26,964	$22,326
Accounts receivable, less allowance for doubtful accounts of $20,070 in 2014 and $20,608 in 2013	658,428	643,379
Inventories	748,499	830,295
Other current assets	28,766	29,255

Total current assets	1,462,657	1,525,255
Property, plant and equipment, net	138,907	143,050
Goodwill	356,651	356,811
Intangible assets, net	63,784	65,502
Other long-term assets	27,170	25,576

Total assets	$2,049,169	$2,116,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397,198	$476,113
Accrued liabilities	177,251	191,531
Current maturities of long-term debt	1,048	373

Total current liabilities	575,497	668,017
Deferred income taxes	26,271	29,552
Long-term debt	561,511	533,324
Other long-term liabilities	55,888	59,787

Total liabilities	1,219,167	1,290,680
Stockholders’ equity:
Common stock, $0.10 par value; authorized—100,000,000 shares, issued—74,435,628 shares in 2014 and 2013	7,444	7,444
Additional paid-in capital	412,109	411,954
Treasury stock, at cost – 34,971,702 shares in 2014 and 34,714,083 shares in 2013	(1,010,122)	(998,234)
Retained earnings	1,460,582	1,444,238
Accumulated other comprehensive loss	(40,011)	(39,888)

Total stockholders’ equity	830,002	825,514

Total liabilities and stockholders’ equity	$2,049,169	$2,116,194

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Net sales	$1,254,139	$1,250,485
Cost of goods sold	1,067,056	1,061,960

Gross profit	187,083	188,525
Operating expenses:
Warehousing, marketing and administrative expenses	148,849	163,284

Operating income	38,234	25,241
Interest expense, net	3,374	3,113

Income before income taxes	34,860	22,128
Income tax expense	13,003	8,254

Net income	$21,857	$13,874

Net income per share—basic:
Net income per share—basic	$0.56	$0.35

Average number of common shares outstanding—basic	39,194	39,972
Net income per share—diluted:
Net income per share—diluted	$0.55	$0.34

Average number of common shares outstanding—diluted	39,655	40,628
Dividends declared per share	$0.14	$0.14

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Net income	$21,857	$13,874
Other comprehensive (loss) income, net of tax:
Unrealized translation adjustment	(545)	745
Minimum pension liability adjustments	581	1,020
Unrealized interest rate swap adjustments	(159)	144

Total other comprehensive (loss) income, net of tax	(123)	1,909

Comprehensive income	$21,734	$15,783

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$21,857	$13,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,523	9,475
Share-based compensation	3,225	2,420
(Gain) loss on the disposition of property, plant and equipment	(4)	14
Amortization of capitalized financing costs	287	224
Excess tax benefits related to share-based compensation	(494)	(1,477)
Deferred income taxes	(2,450)	(2,079)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(15,583)	26,267
Decrease in inventory	81,714	40,828
Increase in other assets	(1,041)	(3,999)
Decrease in accounts payable	(47,191)	(77,404)
(Decrease) increase in checks in-transit	(31,751)	14,201
Decrease in accrued liabilities	(13,654)	(27,304)
Decrease in other liabilities	(2,948)	(8,407)

Net cash provided by (used in) operating activities	1,490	(13,367)
Cash Flows From Investing Activities:
Capital expenditures	(6,390)	(9,096)
Proceeds from the disposition of property, plant and equipment	458	86

Net cash used in investing activities	(5,932)	(9,010)
Cash Flows From Financing Activities:
Net borrowings (repayments) under Revolving Credit Facility	4,562	(37,028)
Borrowings under Receivables Securitization Program	9,300	49,700
Repayment of debt	(135,000)	—
Proceeds from the issuance of debt	150,000	—
Net (disbursements) proceeds from share-based compensation arrangements	(1,704)	10,840
Acquisition of treasury stock, at cost	(12,491)	(7,124)
Payment of cash dividends	(5,509)	(5,571)
Excess tax benefits related to share-based compensation	494	1,477
Payment of debt issuance costs	(605)	(345)

Net cash provided by financing activities	9,047	11,949
Effect of exchange rate changes on cash and cash equivalents	33	31

Net change in cash and cash equivalents	4,638	(10,397)
Cash and cash equivalents, beginning of period	22,326	30,919

Cash and cash equivalents, end of period	$26,964	$20,522

Other Cash Flow Information:
Income tax payments, net	$2,236	$9,843
Interest paid	2,424	4,443

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

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2013, which was derived from the December 31, 2013 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of United at March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Inventory

Approximately 75% and 76% of total inventory as of March 31, 2014 and December 31, 2013, respectively has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $111.9 million and $112.4 million higher than reported as of March 31, 2014 and December 31, 2013, respectively.

The quarterly change in the LIFO reserve as of March 31, 2014 and March 31, 2013 resulted in a $0.5 million decrease and a $1.4 million increase, respectively, in cost of sales. The change in the LIFO reserve as of March 31, 2014 resulted in a $0.5 million decrease in cost of goods sold which included LIFO liquidations relating to decrements in the Company’s office products and furniture pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $4.0 million which was partially offset by LIFO expense of $3.5 million related to current inflation for an overall net decrease in cost of sales of $0.5 million as referenced above.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). This ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carry forward, a similar tax loss, or a tax credit carry forward. This ASU was effective for the Company beginning in the first quarter of 2014. There was no impact on the Company’s financial condition or results of operations due to the adoption of this standard.

2. Share-Based Compensation

As of March 31, 2014, the Company has two active equity compensation plans. Under the Amended and Restated 2004 Long-Term Incentive Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units, and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 56,451 shares of restricted stock, 145,355 restricted stock units (“RSUs”), and 5,538 stock options during the first three months of 2014. During the first three months of 2013, the Company granted 29,990 shares of restricted stock and 152,513 RSUs. There were no stock options granted during the first three months of 2013.

3. Severance and Restructuring Charges

During the first quarter of 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction-related expenses of $13.2 million which were included in operating expenses. Cash outflows for these actions occurred primarily during 2013 and have continued into 2014. Cash outlays associated with these charges in the three months ended March 31, 2014 were $1.8 million. During 2013, the Company reversed a portion of these charges totaling $1.4 million. Additionally, the Company reversed a portion of these charges totaling $0.3 million in the first quarter of 2014. As of March 31, 2014 and December 31, 2013, the Company had accrued liabilities for these actions of $2.3 million and $4.4 million, respectively.

During the first quarter 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and workforce reduction related expense of $3.6 million which were included in operating expenses. Cash outflows for this action occurred primarily in 2012 and continued in 2013 and 2014. Cash outlays associated with this charge in the three months ended March 31, 2014 were $0.1 million. As of March 31, 2014 and December 31, 2013, the Company had accrued liabilities for these actions of $0.1 million and $0.2 million, respectively.

4. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended March 31, 2014 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2013	$(6,661)	$871	$(34,098)	$(39,888)
Other comprehensive (loss) income before reclassifications	(545)	(159)	—	(704)
Amounts reclassified from AOCI	—	—	581	581

Net other comprehensive (loss) income	(545)	(159)	581	(123)

AOCI, balance as of March 31, 2014	$(7,206)	$712	$(33,517)	$(40,011)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month period ending March 31, 2014 respectively:

Details About AOCI Components	Amount Reclassified From AOCI
	For the Three Months Ended March 31, 2014	Affected Line Item In The Statement Where Net Income Is Presented
Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	$950	Warehousing, marketing and administrative expenses
	(369)	Tax provision

Total reclassifications for the period	581	Net of tax

5. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month period ending March 31, 2014, 0.5 million shares of such securities were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three-month period ending March 31, 2013, all shares of common stock outstanding were included in the computation of diluted earnings per share because there were no antidilutive securities outstanding. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income	$21,857	$13,874
Denominator:
Denominator for basic earnings per share:
weighted average shares	39,194	39,972
Effect of dilutive securities:
Employee stock options, restricted awards, restricted units, and deferred units	461	656

Denominator for diluted earnings per share:
Adjusted weighted average shares and the effect of dilutive securities	39,655	40,628

Net income per share:
Net income per share—basic	$0.56	$0.35
Net income per share—diluted	$0.55	$0.34

Common Stock Repurchases

As of December 31, 2013, the Company had Board authorization to repurchase $93.0 million of USI common stock. During the three-month periods ended March 31, 2014 and 2013, the Company repurchased 331,369 and 208,274 shares of USI’s common stock at an aggregate cost of $13.7 million and $7.8 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first three months of 2014 and 2013, the Company reissued 73,750 and 563,551 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

6. Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, the 2007 Note Purchase Agreement, and the Receivables Securitization Program (each as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2013) contain restrictions on the use of cash transferred from USSC to USI.

Debt consisted of the following amounts (in millions):

	As of March 31, 2014	As of December 31, 2013
2013 Credit Agreement	$211.5	$206.8
2013 Note Purchase Agreement	150.0	—
2007 Note Purchase Agreement	—	135.0
Receivables Securitization Program	200.0	190.7
Mortgage & Capital Lease	1.0	1.2

Total	$562.5	$533.7

As of March 31, 2014, 73% of the Company’s outstanding debt, excluding capital leases, is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

Pursuant to the 2013 Note Purchase Agreement, on January 15, 2014 USSC issued an aggregate of $150 million of senior secured notes due January 15, 2021 (the “2014 Notes”). USSC used the proceeds from the sale of the 2014 Notes to repay the Series 2007-A Notes issued under the 2007 Note Purchase Agreement and reduced the borrowings under the 2013 Credit Agreement.

The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of March 31, 2014 and December 31, 2013.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. As of March 31, 2014, the applicable margin for LIBOR-based loans was 1.25% and for Alternate Base Rate loans was 0.25%. USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

As of March 31, 2014 and December 31, 2013, $382.4 million and $355.4 million, respectively, of receivables had been sold to the Investors (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2013). As of March 31, 2014, USR had $200.0 million outstanding under the Receivables Securitization Program. As of December 31, 2013, USR had $190.7 million outstanding under the Receivables Securitization Program.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 9 of the Company’s Form 10-K for the year ended December 31, 2013.

7. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 11 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2013. A summary of net periodic pension cost related to the Company’s pension plans for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2014	2013
Service cost—benefit earned during the period	$328	$304
Interest cost on projected benefit obligation	2,243	2,097
Expected return on plan assets	(2,558)	(2,842)
Amortization of prior service cost	45	48
Amortization of actuarial loss	905	1,577

Net periodic pension cost	$963	$1,184

The Company made cash contributions of $2.0 million and $13.0 million to its pension plans during each of the first three months ended March 31, 2014 and 2013, respectively. Additional fundings, if any, for 2014 have not yet been determined. As of March 31, 2014 and December 31, 2013, respectively, the Company had accrued $18.8 million and $20.8 million of pension liability within “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.4 million for the Company match of employee contributions to the Plan for the three months ended March 31, 2014. During the same period last year, the Company recorded $1.4 million to match employee contributions.

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

USSC has entered into various separate swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR-based interest rate risk noted in the table below. These swap transactions occurred as follows:

•	On November 6, 2007, USSC entered into an interest rate swap transaction (the “November 2007 Swap Transaction”) with U.S. Bank National Association as the counterparty. This swap transaction matured on January 15, 2013.

•	On July 18, 2012, USSC entered into a two-year forward, three-year interest rate swap transaction (the “July 2012 Swap Transaction”) with U.S. Bank National Association as the counterparty. The swap transaction has an effective date of July 18, 2014 and a maturity date of July 18, 2017.

•	On June 11, 2013, USSC entered into a seven-month forward, seven-year interest rate swap transaction (the “June 2013 Swap Transaction”) with J.P. Morgan Chase Bank as the counterparty. The swap transaction had an effective date of January 15, 2014 and a maturity date of January 15, 2021. This swap was terminated in October 2013.

As of March 31, 2014, approximately 27% ($150 million) of the Company’s current outstanding debt had its interest payments designated as hedged forecasted transactions.

The Company’s outstanding swap transaction is accounted for as a cash flow hedge and is recorded at fair value on the Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, at the following amounts (in thousands):

As of March 31, 2014	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Asset (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$342

As of December 31, 2013	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Asset (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$599

(1)	This interest rate derivative qualifies for hedge accounting, and is in a net asset position. Therefore, the fair value of the interest rate derivative is included in the Company’s Condensed Consolidated Balance Sheets as a component of “Other Assets,” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

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

In connection with the pricing of the 2013 Note Purchase Agreement, the Company terminated the June 2013 Swap Transaction. The gain of $0.9 million realized by the Company on the termination has been recorded as a component of Other Comprehensive Income on the Company’s consolidated balance sheet as of December 31, 2013 and will be reclassified into earnings over the term of the 2014 Notes. During 2014, $0.1 million will be recognized in earnings. This swap reduced the exposure to variability in interest rates between the date the Company entered into the hedge and the date the Company priced 2014 Notes.

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

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised early termination right under the outstanding swap transaction as of March 31, 2014, the Company would have been entitled to receive the aggregate fair value net asset of $0.3 million plus accrued interest from the counterparty.

The swap transaction that was in effect as of March 31, 2014 and the swap transaction that was in effect as of March 31, 2013 contained no ineffectiveness; therefore, all gains or losses on those derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings. The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three-month periods ended March 31, 2014 and March 31, 2013.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
November 2007 Swap Transaction	$—	$(77)	Interest expense, net	$—	$(228)
July 2012 Swap Transaction	(159)	(7)	Interest expense, net	—	—

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of March 31, 2014
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$342	$—	$342	$—

	Fair Value Measurements as of December 31, 2013
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$599	$—	$599	$—

The carrying amount of accounts receivable at March 31, 2014, including $382.4 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of March 31, 2014, no assets or liabilities are measured at fair value on a nonrecurring basis.

10. Other Assets and Liabilities

The Company had receivables related to supplier allowances totaling $77.0 million and $103.2 million included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively.

Accrued customer rebates of $37.3 million and $52.6 million as of March 31, 2014 and December 31, 2013, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Company Background

United is a leading wholesale distributor of business products with 2013 net sales of approximately $5.1 billion. United stocks over 140,000 items from over 1,600 manufacturers. These items include a broad spectrum of manufacturer-branded and private brand technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. United sells its products through a network of 64 distribution centers to its approximately 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors.

Overview of Strategy, Key Trends and Recent Results

•	Our strategy has two main components: 1) strengthen our core business, including driving efficiency and cost improvements, and 2) diversify our offering of higher margin and higher growth channels and categories, such as janitorial and breakroom and industrial products. We have seen long-term declining trends in certain office products categories as a result of workplace digitization. Online product procurement by end-consumers continues to gain a larger share of the markets our reseller customers serve. We continue to invest in digital and online capabilities and work with leading online resellers to help accelerate their growth in the categories we offer. Our business model allows these resellers to quickly enter new categories and scale their offerings.

•	We are repositioning United to become the premier supplier of digitally sourced business essentials. We are combining our office products and janitorial/breakroom operating platforms. We believe this effort will help us become the most effective source for our customers’ business essentials through our nationwide distribution network and logistics capabilities, order efficiency with enhanced ebusiness capabilities, broad product portfolio, and superior product category knowledge and commercial expertise. We will fund a majority of this initiative from cost savings and expect approximately $2.0 million to $3.0 million in incremental expense, with much of the expense occurring in the second quarter.

•	We recently completed the competitive bid process to support Office Depot’s office products and janitorial and breakroom business. We were named the second-call office products supplier, which will result in the loss of some business. Separately, we were selected as the primary supplier for Office Depot’s janitorial and breakroom business which will bring new business to United. There will be a transition period to implement these changes and we anticipate the impact on our business will be seen in the second half of 2014. We estimate that these changes will negatively impact net sales in a range of $20.0 million to $30.0 million and EPS in a range of $0.05 to $0.08 in the second half of this year, absent any offsetting actions. Additionally, absent any offsetting actions, we estimate the sales decrease in 2015 could be in a range of $75.0 million to $90.0 million and a decrease in EPS in a range of $0.14 to $0.22. We are well positioned to mitigate this impact with our robust pipeline and strong service proposition as we pursue sustainable new business to drive growth and profitability.

•	During the first quarter of 2014, we continued to make progress on our strategic initiatives and delivered solid results despite a difficult demand environment and the negative impact from severe winter weather early in the quarter. Diluted earnings per share for the first quarter of 2014 were $0.55, compared with $0.34 in the prior-year period. In the first quarter of 2013, we implemented cost reduction actions related to workforce reductions and facility closures. One-time charges associated with these actions totaled approximately $14.4 million of which $13.2 million related to the workforce reductions and $1.2 million related to facility closures. Adjusting for these charges, diluted earnings per share were $0.56 for the first quarter of 2013.

•	First quarter sales were $1.25 billion, up 0.3% over the prior-year quarter. The janitorial and breakroom category and industrial supplies sales grew 2.3% and 1.4%, respectively, quarter over quarter. Total office products sales declined approximately 1.2%.

•	The gross margin rate in the first quarter of 2014 of 14.9% was down from the prior-year quarter gross margin rate of 15.1%. This decline in the margin rate reflects unfavorable product/category mix partially offset by inventory-related items.

•	Operating expenses in the first quarter of 2014 were $148.8 million or 11.9% of sales, compared with $163.3 million or 13.1% of sales in the prior-year quarter. Adjusted for the workforce reduction and facility closure charges noted previously, operating expenses were $148.9 million or 11.9% of sales in the first quarter of 2013.

•	Operating income for the quarter ended March 31, 2014 was $38.2 million or 3.0% of sales, versus $25.2 million or 2.0% of sales in the first quarter of 2013. Adjusted operating income in the first quarter of 2013 was $39.7 million or 3.2% of sales.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Critical Accounting Policies, Judgments and Estimates

During the first three months of 2014, there no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income, and Diluted Earnings Per Share for the three-month period ended March 31, 2014 and 2013 (in thousands, except per share data) excluding the effects of $14.4 million pre-tax charge related to workforce reductions and facility closures in the first quarter of 2013. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended March 31,
	2014		2013
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$1,254,139	100.00%	$1,250,485	100.00%

Gross profit	$187,083	14.92%	$188,525	15.08%
Operating expenses	$148,849	11.87%	$163,284	13.06%
Workforce reduction and facility closure charge	—	—	(14,432)	(1.15)%

Adjusted operating expenses	$148,849	11.87%	$148,852	11.91%

Operating income	$38,234	3.05%	$25,241	2.02%
Operating expense item noted above	—	—	14,432	1.15%

Adjusted operating income	$38,234	3.05%	$39,673	3.17%

Net income	$21,857		$13,874
Operating expense item noted above, net of tax	—		8,948

Adjusted net income	$21,857		$22,822

Diluted earnings per share	$0.55		$0.34
Per share operating expense item noted above	—		0.22

Adjusted diluted earnings per share	$0.55		$0.56

Adjusted diluted earnings per share—change over the prior year period	(1.8)%
Weighted average number of common shares—diluted	39,655		40,628

Results of Operations—Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Net Sales. Net sales for the first quarter of 2014 were $1.25 billion. The following table summarizes net sales by product category for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013 (1)
Technology products	$353,456	$364,487
Janitorial and breakroom supplies	332,725	325,341
Traditional office products (including cut-sheet paper)	325,217	320,137
Industrial supplies	131,496	129,727
Office furniture	74,754	77,695
Freight revenue	29,180	25,309
Services, Advertising and Other	7,311	7,789

Total net sales	$1,254,139	$1,250,485

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Overall, severe weather impacted demand early in the quarter but sales improved across all channels and products as we closed the quarter.

Sales in the technology products category (primarily ink and toner) decreased in the first quarter of 2014 by 3.0% versus the first quarter of 2013. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 28.2% of net sales for the first quarter of 2014. Sales declines in this category were partially due to a new distribution policy by our largest product line manufacturer that allows wholesalers to resell products only to certain authorized resellers. This negative impact was offset by adding new business to replace volume lost in the transition.

Sales in the janitorial and breakroom supplies product category increased 2.3% in the first quarter of 2014 compared to the first quarter of 2013. This category accounted for 26.5% of the Company’s first quarter 2014 consolidated net sales. Sales growth in this category was driven by gains in breakroom as we launched an enhanced product line.

Sales of traditional office products grew in the first quarter of 2014 by 1.6% versus the first quarter of 2013. Traditional office supplies represented 25.9% of the Company’s consolidated net sales for the first quarter of 2014. Within this category, higher sales of cut-sheet paper, continued double-digit growth in e-tailers, and a rebound in government spending were partially offset by the continued effects of workplace digitization which is lowering overall consumption.

Industrial supplies sales in the first quarter of 2014 increased by 1.4% compared to the same prior-year period. Sales of industrial supplies accounted for 10.5% of the Company’s net sales for the first quarter of 2014. Increases in the general industrial, oilfield-pipeline and safety channels were partially offset by the continued decline in welding.

Office furniture sales in the first quarter of 2014 declined 3.8% compared to the first quarter of 2013. Office furniture accounted for 6.0% of the Company’s first quarter of 2014 consolidated net sales. First quarter sales declines in this category were driven by reduced sales to independent channel dealers and national accounts partially offset by growth with e-tailer customers.

The remainder of the Company’s first quarter 2014 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first quarter of 2014 was $187.1 million, compared to $188.5 million in the first quarter of 2013. The gross margin rate of 14.9% was down 16 basis points (bps) from the prior-year quarter gross margin rate of 15.1%. This decline was due primarily from lower product margin (23 bps) which included investments in our industrial business and an unfavorable product and customer mix compared to the prior-year quarter, offset partially by a favorable reversal of previously capitalized supplier allowances and higher inflation. A lower LIFO charge of (15 bps) in the quarter somewhat offset the product margin decline.

Operating Expenses. Operating expenses for the latest quarter were $148.8 million or 11.9% of sales, compared with $163.3 million or 13.1% of sales in the same period last year. Excluding the workforce reduction and facility closure charges previously noted, first quarter 2013 adjusted operating expenses were $148.9 million or 11.9% of sales. Current quarter operating expenses were impacted by savings from decreased employee-related expenses (10 bps) and bad debt expense (5 bps) offset by a reversal of previously capitalized purchase, storage, and handling costs (15 bps).

Interest Expense, net. Interest expense, net for the first quarter of 2014 was $3.4 million compared to $3.1 million in the first quarter of 2013. This was driven primarily by the issuance of seven-year notes in January 2014 which replaced floating rate debt with fixed rate debt.

Income Taxes. Income tax expense was $13.0 million for the first quarter of 2014, compared with $8.3 million for the same period in 2013. The Company’s effective tax rate for both quarters was 37.3%.

Net Income. Net income for the first quarter of 2014 totaled $21.9 million or $0.55 per diluted share, compared with net income of $13.9 million or $0.34 per diluted share for the same three-month period in 2013. Adjusted for the impact of the $14.4 million facility closure and severance charge in the first quarter of 2013, net income was $22.8 million and diluted earnings per share were $0.56.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 totaled $1.5 million, compared with cash used in operating activities of $13.4 million in the same three-month period of 2013. The increase in operating cash flows in the current year period was driven by a reduction in inventory levels from December 31, 2013 and a drop in accounts payable as we paid for year-end 2013 inventory investment buys. Additionally in the first quarter of 2013, the Company paid a cash contribution to its pension plans totaling $13.0 million. The cash contribution to the pension plan in the first quarter of 2014 was $2.0 million.

Investing Activities

Net cash used in investing activities for the first three months of 2014 was $5.9 million, compared to net cash used in investing activities of $9.0 million for the three months ended March 31, 2013. For the full year 2014, the Company expects capital spending to be approximately $30 million to $35 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 totaled $9.0 million, compared with $11.9 million in the prior-year period. Net cash provided by financing activities during the first three months of 2014 was impacted by $28.9 million in net borrowings under debt arrangements offset by $12.5 million in share repurchases and $5.5 million in payment of cash dividends.

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

Financing available from debt and the sale of accounts receivable as of March 31, 2014, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0

Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	211.5
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.1

Total financing utilized		572.6

Available financing, before restrictions		477.4
Restrictive covenant limitation		72.5

Available financing as of March 31, 2014		$404.9

(1)	The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	March 31, 2014	December 31, 2013
2013 Credit Agreement	$211.5	$206.8
2013 Note Purchase Agreement	150.0	—
2007 Note Purchase Agreement	—	135.0
Receivables Securitization Program	200.0	190.7
Mortgage & Capital Lease	1.0	1.2

Debt	562.5	533.7
Stockholders’ equity	830.0	825.5

Total capitalization	$1,392.5	$1,359.2

Debt-to-total capitalization ratio	40.4%	39.3%

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 6, “Debt”, for further descriptions of the provisions of the Company’s financing facilities as well as Note 9 “Debt” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Contractual Obligations

During the three-month period ended March 31, 2014, contractual obligations increased $8.8 million from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, primarily driven by a new software license and maintenance agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first three months of 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Common Stock Purchases.

During the three-month periods ended March 31, 2014 and 2013, the Company repurchased 331,369 and 208,274 shares of USI’s common stock at an aggregate cost of $13.7 million and $7.8 million, respectively. The Company repurchased 0.4 million shares for $18.0 million year-to-date through April 18, 2014. As of that date, the Company had approximately $75.0 million remaining of existing share repurchase authorization from the Board of Directors.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2014 to January 31, 2014	45,758	$43.24	45,758	$91,058,189
February 1, 2014 to February 28, 2014	148,801	40.74	148,801	84,996,763
March 1, 2014 to March 31, 2014	136,810	41.72	136,810	79,289,258

Total First Quarter	331,369	$41.49	331,369	$79,289,258

ITEM 6.	EXHIBITS

(a)	Exhibits

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

Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

10.1*	Second Amendment to Amended and Restated Transfer and Administration Agreement, dated as of January 23, 2014, by United Stationers Receivables, LLC, United Stationers Supply Co., United Stationers Financial Services LLC, PNC Bank, National Association, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch

10.2*	United Stationers Inc. Executive Severance Plan**

10.3*	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long Term Incentive Plan**

31.1*	Certification of Chief Executive Officer, dated as of April 28, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of April 28, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of April 28, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on April 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three-month period ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: April 28, 2014	/s/ Todd A. Shelton
Todd A. Shelton
Senior Vice President and Chief Financial Officer