Form 10-Q
period 2014-06-30
UNITED STATIONERS INC
filed 2014-07-25
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On July 18, 2014, the registrant had outstanding 38,963,474 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,495	$22,326
Accounts receivable, less allowance for doubtful accounts of $19,037 in 2014 and $20,608 in 2013	662,772	643,379
Inventories	804,395	830,295
Other current assets	31,436	29,255

Total current assets	1,530,098	1,525,255
Property, plant and equipment, net	135,529	143,050
Goodwill	382,950	356,811
Intangible assets, net	75,210	65,502
Other long-term assets	26,059	25,576

Total assets	$2,149,846	$2,116,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$486,621	$476,113
Accrued liabilities	187,414	191,531
Current maturities of long-term debt	1,098	373

Total current liabilities	675,133	668,017
Deferred income taxes	27,539	29,552
Long-term debt	542,410	533,324
Other long-term liabilities	63,082	59,787

Total liabilities	1,308,164	1,290,680
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2014 and 2013	7,444	7,444
Additional paid-in capital	412,839	411,954
Treasury stock, at cost – 35,413,470 shares in 2014 and 34,714,083 shares in 2013	(1,027,575)	(998,234)
Retained earnings	1,488,469	1,444,238
Accumulated other comprehensive loss	(39,495)	(39,888)

Total stockholders’ equity	841,682	825,514

Total liabilities and stockholders’ equity	$2,149,846	$2,116,194

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$1,320,037	$1,274,494	$2,574,176	$2,524,979
Cost of goods sold	1,120,577	1,072,558	2,187,633	2,134,518

Gross profit	199,460	201,936	386,543	390,461
Operating expenses:
Warehousing, marketing and administrative expenses	142,186	143,009	291,035	306,293

Operating income	57,274	58,927	95,508	84,168
Interest expense, net	3,833	2,856	7,207	5,969

Income before income taxes	53,441	56,071	88,301	78,199
Income tax expense	20,110	21,401	33,113	29,655

Net income	$33,331	$34,670	$55,188	$48,544

Net income per share - basic:
Net income per share - basic	$0.86	$0.87	$1.41	$1.22

Average number of common shares outstanding - basic	38,816	39,762	39,004	39,867
Net income per share - diluted:
Net income per share - diluted	$0.85	$0.86	$1.40	$1.20

Average number of common shares outstanding - diluted	39,226	40,328	39,435	40,475
Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$33,331	$34,670	$55,188	$48,544
Other comprehensive income, net of tax
Unrealized translation adjustment	562	(1,384)	17	(639)
Minimum pension liability adjustments	580	967	1,161	1,987
Unrealized interest rate swap adjustments	(626)	3,158	(785)	3,302

Total other comprehensive income, net of tax	516	2,741	393	4,650

Comprehensive income	$33,847	$37,411	$55,581	$53,194

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$55,188	$48,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,430	19,381
Share-based compensation	4,294	5,538
Loss (gain) on the disposition of property, plant and equipment	96	(219)
Amortization of capitalized financing costs	460	446
Excess tax benefits related to share-based compensation	(638)	(1,545)
Deferred income taxes	(5,317)	(7,195)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(17,650)	(4,036)
Decrease in inventory	39,290	31,604
(Increase) decrease in other assets	(2,765)	997
Increase (decrease) in accounts payable	21,961	(36,236)
(Decrease) increase in checks in-transit	(28,545)	16,094
Decrease in accrued liabilities	(1,106)	(20,757)
Decrease in other liabilities	(5,809)	(7,366)

Net cash provided by operating activities	78,889	45,250
Cash Flows From Investing Activities:
Capital expenditures	(10,335)	(17,044)
Proceeds from the disposition of property, plant and equipment	869	3,522
Acquisition, net of cash acquired	(26,161)	—

Net cash used in investing activities	(35,627)	(13,522)
Cash Flows From Financing Activities:
Net repayments under revolving credit facility	(14,489)	(55,891)
Borrowings under Receivables Securitization Program	9,300	50,000
Repayment of debt	(135,000)	—
Proceeds from the issuance of debt	150,000	—
Net (disbursements) proceeds from share-based compensation arrangements	(1,788)	14,366
Acquisition of treasury stock, at cost	(31,152)	(39,810)
Payment of cash dividends	(10,991)	(11,220)
Excess tax benefits related to share-based compensation	638	1,545
Payment of debt issuance costs	(615)	(410)

Net cash used in financing activities	(34,097)	(41,420)
Effect of exchange rate changes on cash and cash equivalents	4	(110)

Net change in cash and cash equivalents	9,169	(9,802)
Cash and cash equivalents, beginning of period	22,326	30,919

Cash and cash equivalents, end of period	$31,495	$21,117

Other Cash Flow Information:
Income tax payments, net	$25,236	$36,882
Interest paid	4,621	7,115

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of United at June 30, 2014 and the results of operations and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three months and six months ended June 30, 2014 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Inventory

Approximately 75% and 76% of total inventory as of June 30, 2014 and December 31, 2013, respectively has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $114.0 million and $112.4 million higher than reported as of June 30, 2014 and December 31, 2013, respectively.

The six-month change in the LIFO reserve as of June 30, 2014 resulted in a $1.6 million increase in cost of goods sold which included a LIFO liquidation relating to decrements in the Company’s office products and furniture pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $3.4 million which was more than offset by LIFO expense of $5.0 million related to current inflation for an overall net increase in cost of sales of $1.6 million as referenced above.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). This ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carry forward, a similar tax loss, or a tax credit carry forward. This ASU was effective for the Company beginning in the first quarter of 2014. There was no impact on the Company’s financial condition or results of operations due to the adoption of this standard.

Acquisition of CPO Commerce, Inc.

On May 30, 2014, USSC completed the acquisition of CPO Commerce, Inc. (“CPO”), a leading e-retailer of brand name power tools and equipment. The acquisition of CPO will significantly expand the Company’s digital resources and capabilities to support customers and supplier partners. The Company financed the 100% stock acquisition with borrowings under the Company’s available committed bank facilities.

The purchase price was $38.9 million, including $0.5 million reserved as a payable upon completion of a three month indemnification period. The purchase price also included $6.7 million related to the estimated fair value of contingent consideration which is based upon the achievement of certain sales targets during a three-year period, immediately following the acquisition date. The final payments related to the contingent consideration are determined by actual achievement in the earn-out periods and range from zero to $10.0 million. After the finalization of the contingent consideration, any changes to the estimated fair value will be recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs.

The Company has developed a preliminary estimate of the fair value of assets acquired and liabilities assumed for purposes of allocating the purchase price, but this is subject to change as the valuation activities are completed. The fair value of the assets and liabilities acquired were estimated using various valuation methods including estimated selling price, a market approach, and discounted cash flows using both an income and cost approach.

At June 30, 2014, the preliminary allocation of the purchase price is as follows (amounts in thousands):

Purchase price, net of cash acquired		$33,361
Inventories	$(13,302)
Accounts receivable	(2,551)
Other current assets	(307)
Property, plant and equipment, net	(488)
Intangible assets	(13,300)

Total assets acquired		(29,948)
Accounts payable	17,124
Accrued liabilities	2,113
Other long-term liabilities	51
Deferred income taxes	3,547

Total liabilities assumed		22,835

Goodwill		$26,248

The purchased identifiable intangible assets are as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$5,500	2 years
Trademark	7,800	15 years

Total	$13,300

Any changes to the preliminary estimates of the fair value of assets acquired and liabilities assumed, some of which may be material, will be allocated to residual goodwill.

The impact of CPO on the Company’s second-quarter 2014 net financial sales after its acquisition on May 30, 2014 was immaterial. Had the CPO acquisition been completed as of the beginning of 2013, the Company’s unaudited pro forma net sales and net income for the three-month and six-month periods ending June 30, 2014 and 2013 would not have been materially impacted.

2. Share-Based Compensation

As of June 30, 2014, the Company has two active equity compensation plans. Under the Amended and Restated 2004 Long-Term Incentive Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 62,594 shares of restricted stock, 147,725 RSUs, and 5,538 stock options during the first six months of 2014. During the first six months of 2013, the Company granted 41,379 shares of restricted stock, 152,513 RSUs, and 575,426 stock options.

3. Severance and Restructuring Charges

During the first quarter of 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction-related expenses of $13.2 million which were included in operating expenses. Cash outflows for these actions occurred primarily during 2013 and have continued into 2014. Cash outlays associated with these charges in the six months ended June 30, 2014 were $3.0 million. During 2013, the Company reversed a portion of these charges totaling $1.4 million. Additionally, the Company reversed a portion of these charges totaling $0.3 million in the first quarter of 2014. As of June 30, 2014 and December 31, 2013, the Company had accrued liabilities for these actions of $1.1 million and $4.4 million, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2013	$356,811
Acquisition of CPO	26,248
Currency translation adjustment	(109)

Goodwill, balance as of June 30, 2014	$382,950

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	June 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$89,948	$(39,351)	$50,597	17	$84,470	$(36,232)	$48,238	17
Non-compete agreements	4,687	(2,014)	2,673	4	4,700	(1,952)	2,748	4
Trademarks	10,649	(1,009)	9,640	14	2,890	(674)	2,216	5

Total	$105,284	$(42,374)	$62,910		$92,060	$(38,858)	$53,202
Intangible assets not subject to amortization
Trademarks	12,300	—	12,300	n/a	12,300	—	12,300	n/a

Total	$117,584	$(42,374)	$75,210		$104,360	$(38,858)	$65,502

Based upon the preliminary purchase price allocation for the acquisition of CPO, the Company has recorded $5.5 million of customer relationships to be amortized over a period of two years and a $7.8 million trademark to be amortized over a period of 15 years. See Note 1 “Basis of Presentation” for further discussion of the acquisition.

5. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended June 30, 2014 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2013	$(6,661)	$871	$(34,098)	$(39,888)
Other comprehensive (loss) income before reclassifications	17	(808)	—	(791)
Amounts reclassified from AOCI	—	23	1,161	1,184

Net other comprehensive (loss) income	17	(785)	1,161	393

AOCI, balance as of June 30, 2014	$(6,644)	$86	$(32,937)	$(39,495)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month and six-month periods ending June 30, 2014 respectively:

Details About AOCI Components	Amount Reclassified From AOCI		Affected Line Item In The Statement Where Net Income Is Presented
	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Gain on interest rate swap cash flow hedges, before tax	$37	$37	Interest expense, net
	(14)	(14)	Tax provision

	$23	$23	Net of tax

Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	$950	$1,900	Warehousing, marketing and administrative expenses
	(370)	(739)	Tax provision

	580	1,161	Net of tax

Total reclassifications for the period	$603	$1,184	Net of tax

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month and six-month periods ending June 30, 2014 and 2013, 0.5 million and 0.6 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$33,331	$34,670	$55,188	$48,544
Denominator:
Denominator for basic earnings per share - weighted average shares	38,816	39,762	39,004	39,867
Effect of dilutive securities:
Employee stock options and restricted units	410	566	431	608

Denominator for diluted earnings per share - Adjusted weighted average shares and the effect of dilutive securities	39,226	40,328	39,435	40,475

Net income per share:
Net income per share - basic	$0.86	$0.87	$1.41	$1.22
Net income per share - diluted	$0.85	$0.86	$1.40	$1.20

Common Stock Repurchases

As of December 31, 2013, the Company had Board authorization to repurchase $93.0 million of USI common stock. During the three-month periods ended June 30, 2014 and 2013, the Company repurchased 459,922 and 978,194 shares of USI’s common stock at an aggregate cost of $17.9 million and $33.2 million, respectively. During the six-month periods ended June 30, 2014 and 2013, the Company repurchased 791,291 and 1,186,468 shares of USI’s common stock at an aggregate cost of $31.7 million and $41.0 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first six months of 2014 and 2013, the Company reissued 91,904 and 697,326 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Debt consisted of the following amounts (in millions):

	As of June 30, 2014	As of December 31, 2013
2013 Credit Agreement	$192.4	$206.8
2013 Note Purchase Agreement	150.0	—
2007 Note Purchase Agreement	—	135.0
Receivables Securitization Program	200.0	190.7
Mortgage & Capital Lease	1.1	1.2

Total	$543.5	$533.7

As of June 30, 2014, 72.3% of the Company’s outstanding debt, excluding capital leases, is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

Pursuant to the 2013 Note Purchase Agreement, on January 15, 2014 USSC issued an aggregate of $150 million of senior secured notes due January 15, 2021 (the “2014 Notes”). USSC used the proceeds from the sale of the 2014 Notes to repay the Series 2007-A Notes issued under the 2007 Note Purchase Agreement and to reduce the borrowings under the 2013 Credit Agreement. The parties to the 2007 Note Purchase Agreement have satisfied their obligations under that agreement. The Company will not issue any new debt under the 2007 Note Purchase Agreement.

The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of June 30, 2014 and December 31, 2013.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. As of June 30, 2014, the applicable margin for LIBOR-based loans was 1.375% and for Alternate Base Rate loans was 0.375%. USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

As of June 30, 2014 and December 31, 2013, $373.0 million and $355.4 million, respectively, of receivables had been sold to the Investors (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2013). As of June 30, 2014, United Stationers Receivables, LLC (“USR”) had $200.0 million outstanding under the Receivables Securitization Program. As of December 31, 2013, USR had $190.7 million outstanding under the Receivables Securitization Program.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 9 of the Company’s Form 10-K for the year ended December 31, 2013.

8. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 11 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2013. A summary of net periodic pension cost related to the Company’s pension plans for the three and six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Service cost - benefit earned during the period	$327	$303	$655	$607
Interest cost on projected benefit obligation	2,242	2,098	4,485	4,195
Expected return on plan assets	(2,557)	(2,841)	(5,115)	(5,683)
Amortization of prior service cost	45	47	90	95
Amortization of actuarial loss	905	1,577	1,810	3,154

Net periodic pension cost	$962	$1,184	$1,925	$2,368

The Company made cash contributions of $2.0 million and $13.0 million to its pension plans during each of the first six months ended June 30, 2014 and 2013, respectively. Additional fundings, if any, for 2014 have not yet been determined. As of June 30, 2014 and December 31, 2013, respectively, the Company had accrued $18.8 million and $20.8 million of pension liability within “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.3 million and $2.7 million for the Company match of employee contributions to the Plan for the three and six months ended June 30, 2014. During the same periods last year, the Company recorded expense of $1.5 million and $2.9 million to match employee contributions.

9. Derivative Financial Instruments

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

As of June 30, 2014, approximately 27.7% ($150 million) of the Company’s current outstanding debt had its interest payments designated as hedged forecasted transactions.

The Company’s outstanding swap transaction is accounted for as a cash flow hedge and is recorded at fair value on the Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, at the following amounts (in thousands):

As of June 30, 2014	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Liability (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$612

As of December 31, 2013	Notional Amount	Receive	Pay	Maturity Date	Fair Value Net Asset (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.054%	July 18, 2017	$599

(1)	This interest rate derivative qualifies for hedge accounting, and is in a net liability position at June 30, 2014 and a net asset position at December 31, 2013. Therefore, the fair value of the interest rate derivative is included in the Company’s Condensed Consolidated Balance Sheets as a component of “Other long-term liabilities” or “Other long-term assets,” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

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

In connection with the pricing of the 2013 Note Purchase Agreement the Company terminated the June 2013 Swap Transaction. The gain of $0.9 million realized by the Company on the termination has been recorded as a component of Other Comprehensive Income on the Company’s consolidated balance sheet as of December 31, 2013 and will be reclassified into earnings over the term of the 2014 Notes. During the six-month period ending June 30, 2014, the Company recognized $0.1 million into earnings from AOCI. This swap reduces the exposure to variability in interest rates between the date the Company entered into the hedge and the date the Company priced the 2014 Notes.

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

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised early termination right under the outstanding swap transaction as of June 30, 2014, the Company would have been required to pay the aggregate fair value of $0.6 million plus accrued interest to the counterparty.

The swap transaction that was in effect as of June 30, 2014 and the swap transaction that was in effect as of June 30, 2013 contained no ineffectiveness; therefore, all gains or losses on those derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings. The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014		For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
July 2012 Swap Transaction	(574)	(748)	Interest expense, net	—	—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013		For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
November 2007 Swap Transaction	$—	$(77)	Interest expense, net	$—	$(228)
July 2012 Swap Transaction	1,459	1,452	Interest expense, net	—	—
June 2013 Swap Transaction	1,699	1,699	Interest expense, net	—	—

10. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap derivatives, based on the mark-to-market position of the Company’s positions and other observable interest rates (see Note 9 “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of June 30, 2014
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$612	$—	$612	$—

	Fair Value Measurements as of December 31, 2013
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$599	$—	$599	$—

The carrying amount of accounts receivable at June 30, 2014, including $373.0 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of June 30, 2014, no assets or liabilities are measured at fair value on a nonrecurring basis.

11. Other Assets and Liabilities

The Company had receivables related to supplier allowances totaling $80.4 million and $103.2 million included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively.

Accrued customer rebates of $45.4 million and $52.6 million as of June 30, 2014 and December 31, 2013, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Company Background

United is a leading wholesale distributor of business products with 2013 net sales of approximately $5.1 billion. United stocks over 140,000 items from over 1,600 manufacturers. These items include a broad spectrum of manufacturer-branded and private brand technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. United sells its products through a network of 65 distribution centers to its approximately 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. Additionally, newly acquired CPO Commerce, LLC (“CPO”) is an e-retailer of brand name power tools and equipment who sells directly to end consumers.

Overview of Strategy, Key Trends and Recent Results

•	Our strategy is comprised of three key initiatives: 1) strengthen our core business, including driving efficiency and cost improvements, 2) win the shift to online, and 3) diversify our offering of higher margin and higher growth channels and categories, such as janitorial and breakroom and industrial products.

•	We are repositioning United to become the premier supplier of digitally sourced business essentials by combining our office products and janitorial operating platforms. We believe this effort will help us become the most effective source for our customers’ business essentials through our nationwide distribution network and logistics capabilities, order efficiency with enhanced ebusiness capabilities, broad product portfolio, and superior product category knowledge and commercial expertise. We have piloted this project with several customers and are receiving good feedback.

•	Online product procurement by end-consumers continues to gain a larger share of the markets our reseller customers serve. We continue to invest in digital and online capabilities and work with leading online resellers to help accelerate their growth in the categories we offer. Our business model allows these resellers to quickly enter new categories and scale their offerings.

•	During the quarter we acquired CPO, a leading e-retailer of brand name power tools and equipment, for a total cash purchase price of $42.2 million which assumes the full $10.0 million of contingent consideration will be paid by the end of the earn-out period. This transaction significantly expands United’s digital resources and capabilities to support resellers as they transition to an increasingly online environment. CPO’s expertise will strengthen United’s ability to deliver such features as improved product content, real-time access to inventory and pricing, and digital marketing and merchandising. CPO also provides an enhanced digital platform to our manufacturing partners. We expect this acquisition to positively impact gross margin as a percent of sales (15 bps to 20 bps) and increase operating expenses as a percent of sales (25 bps to 30 bps), and have a slightly dilutive impact on earnings per share during 2014.

•	As previously detailed in the first quarter, we were named the second-call office products supplier to support Office Depot’s office products business as well as the primary supplier for Office Depot’s janitorial and breakroom business. These actions will result in the loss of some of our office products business but will bring new janitorial and breakroom business to United. We estimate that these changes will negatively impact net sales in a range of $20.0 million to $30.0 million and EPS in a range of $0.05 to $0.08 in the second half of this year, and net sales by $75.0 million to $90.0 million and a decrease in EPS in a range of $0.14 to $0.22 in 2015, absent any offsetting actions. We are well positioned to mitigate this impact with our robust pipeline and strong service proposition as we pursue sustainable new business to drive growth and profitability.

•	Diluted earnings per share for the second quarter of 2014 were $0.85, compared with $0.86 in the prior-year period.

•	Second quarter sales were $1.32 billion, up 3.6% over the prior-year quarter. The sales increase was driven by growth in our janitorial and breakroom category and industrial supplies of 7.5% and 10.8%, respectively, quarter over quarter.

•	The gross margin rate in the second quarter of 2014 of 15.1% was down from the prior-year quarter gross margin rate of 15.8%. This decline reflects the impact of opportunistic technology sales, investments in our industrial business, and higher freight costs.

•	Operating expenses in the second quarter of 2014 were $142.2 million or 10.8% of sales, compared with $143.0 million or 11.2% of sales in the prior-year quarter. Operating expenses were down due primarily to lower operating costs across the organization, lower variable management incentive compensation, and an improvement in bad debt expense. We expect operating expenses to be higher in the second half of 2014 than in the prior year due to the impact of the loss of Office Depot sales, the CPO acquisition and favorable items in the prior year.

•	Operating income for the quarter ended June 30, 2014 was $57.3 million or 4.3% of sales, versus $58.9 million or 4.6% of sales in the second quarter of 2013.

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

Critical Accounting Policies, Judgments and Estimates

During the first six months of 2014, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income, and Diluted Earnings Per Share for the six-month periods ended June 30, 2014 and 2013 (in thousands, except per share data) excluding the effects of $14.4 million pre-tax charge related to workforce reductions and facility closures in the first quarter of 2013. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Six Months Ended June 30,
	2014		2013
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$2,574,176	100.00%	$2,524,979	100.00%

Gross profit	$386,543	15.02%	$390,461	15.46%
Operating expenses	$291,035	11.31%	$306,293	12.13%
Workforce reduction and facility closure charge	—	—	(14,432)	(0.57)%

Adjusted operating expenses	$291,035	11.31%	$291,861	11.56%

Operating income	$95,508	3.71%	$84,168	3.33%
Operating expense item noted above	—	—	14,432	0.57%

Adjusted operating income	$95,508	3.71%	$98,600	3.90%

Net income	$55,188		$48,544
Operating expense item noted above, net of tax	—		8,948

Adjusted net income	$55,188		$57,492

Diluted earnings per share	$1.40		$1.20
Per share operating expense item noted above	—		0.22

Adjusted diluted earnings per share	$1.40		$1.42

Adjusted diluted earnings per share - change over the prior year period	(1.4)%
Weighted average number of common shares - diluted	39,435		40,475

Results of Operations—Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Net Sales. Net sales for the second quarter of 2014 were $1.32 billion. The following table summarizes net sales by product category for the three-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013 (1)
Technology products	$367,293	$374,252
Janitorial and breakroom supplies	357,882	332,878
Traditional office products (including cut-sheet paper)	330,743	323,923
Industrial supplies	146,571	132,275

	Three Months Ended June 30,
	2014	2013 (1)
Office furniture	78,410	76,729
Freight revenue	29,638	25,365
Services, Advertising and Other	9,500	9,072

Total net sales	$1,320,037	$1,274,494

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the technology products category (primarily ink and toner) decreased in the second quarter of 2014 by 1.9% versus the second quarter of 2013. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 27.8% of net sales for the second quarter of 2014. Sales declines in this category mainly resulted from a new distribution policy by our largest product line manufacturer that limits wholesalers to resell products only to certain authorized resellers. This negative impact was partially offset by large purchases by certain large customers during the quarter and the addition of new business to replace volume lost from the new distribution policy.

Sales in the janitorial and breakroom supplies product category increased 7.5% in the second quarter of 2014 compared to the second quarter of 2013. This category accounted for 27.1% of the Company’s second quarter 2014 consolidated net sales. Sales growth in this category was driven by enhanced product line launches which increased breakroom sales through our traditional channels.

Sales of traditional office products grew in the second quarter of 2014 by 2.1% versus the second quarter of 2013. Traditional office supplies represented 25.1% of the Company’s consolidated net sales for the second quarter of 2014. Within this category, we saw continued double-digit growth in e-tailers, a rebound in government spending, and growth with certain larger customers that were partially offset by lower sales of cut-sheet paper and the continued effects of workplace digitization which is lowering overall consumption.

Industrial supplies sales in the second quarter of 2014 increased by 10.8% compared to the same prior-year period. Sales of industrial supplies accounted for 11.1% of the Company’s net sales for the second quarter of 2014. Solid sales momentum in the general industrial channel, double digit growth in the safety and e-commerce channels and a moderate sales increase in the oilfield-pipeline channel were partially offset by the continued decline in the welding channel. The acquisition of CPO contributed $8.2 million in incremental sales which benefited the quarterly growth rate.

Office furniture sales in the second quarter of 2014 increased 2.2% compared to the second quarter of 2013. Office furniture accounted for 5.9% of the Company’s second quarter of 2014 consolidated net sales. Second quarter sales improved in this category driven by strong direct order sales and increased sales to new channel customers.

The remainder of the Company’s second quarter 2014 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the second quarter of 2014 was $199.5 million, compared to $201.9 million in the second quarter of 2013. The gross margin rate of 15.1% was down 70 basis points (bps) from the prior-year quarter gross margin rate of 15.8%. This decline was due primarily from lower product margin (45 bps) which included opportunistic lower margin sales in the technology category and targeted investments in our industrial business, offset by favorable supplier allowances and higher inflation. Gross margin was also unfavorably affected by higher freight costs (15 bps) and a higher LIFO charge (10 bps).

Operating Expenses. Operating expenses for the latest quarter were $142.2 million or 10.8% of sales, compared with $143.0 million or 11.2% of sales in the same period last year. Current quarter operating expenses were impacted by savings from decreased variable management incentive compensation (25 bps), bad debt expense (10 bps), and professional services (10 bps). The Company incurred approximately $1.0 million in the quarter related to the initiative to combine the Company’s office product and janitorial platforms.

Interest Expense, net. Interest expense, net for the second quarter of 2014 was $3.8 million compared to $2.9 million in the second quarter of 2013. This was driven primarily by the issuance of seven-year notes in January 2014, which replaced floating rate debt with long term, fixed rate debt.

Income Taxes. Income tax expense was $20.1 million for the second quarter of 2014, compared with $21.4 million for the same period in 2013. The Company’s effective tax rate was 37.6% for the current-year quarter and 38.2% for the same period in 2013.

Net Income. Net income for the second quarter of 2014 totaled $33.3 million or $0.85 per diluted share, compared with net income of $34.7 million or $0.86 per diluted share for the same three-month period in 2013.

Results of Operations—Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Net Sales. Net sales for the first six months of 2014 were $2.57 billion. The following table summarizes net sales by product category for the six-month periods ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014 (1)	2013 (1)
Technology products	$720,748	$738,740
Janitorial and breakroom supplies	690,607	658,219
Traditional office products (including cut-sheet paper)	655,960	644,060
Industrial supplies	278,067	262,001
Office furniture	153,164	154,425
Freight revenue	58,818	50,674
Services, Advertising and Other	16,812	16,860

Total net sales	$2,574,176	$2,524,979

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the technology products category (primarily ink and toner) decreased in the first six months of 2014 by 2.4% versus the first six months of 2013. This category, which continues to represent the largest percentage of the Company’s consolidated net sales, accounted for 28.0% of net sales for the first six months of 2014. Sales declines in this category were partially due to a new distribution policy by our largest product line manufacturer that allows wholesalers to resell products only to certain authorized resellers. This negative impact was offset by adding new business to replace volume lost in the transition. Favorable timing of certain opportunistic customer sales and new business additions also contributed to the increase in sales for this category.

Sales in the janitorial and breakroom supplies product category increased 4.9% in the first half of 2014 compared to the first half of 2013. This category accounted for 26.8% of the Company’s first half of 2014 consolidated net sales. Sales growth in this category was driven by gains in breakroom as we launched an enhanced product line.

Sales of traditional office products grew in the first six months of 2014 by 1.8% versus the first six months of 2013. Traditional office supplies represented 25.5% of the Company’s consolidated net sales for the first six months of 2014. Within this category, higher sales of cut-sheet paper, continued double-digit growth in sales to e-tailers, and a rebound in government spending were partially offset by the continued effects of workplace digitization which is lowering overall consumption.

Industrial supplies sales in the first half of 2014 increased by 6.1% compared to the same prior-year period. Sales of industrial supplies accounted for 10.8% of the Company’s net sales for the first six months of 2014. Increases in the general industrial, oilfield-pipeline and safety channels were partially offset by the continued decline in welding. The acquisition of CPO contributed $8.2 million in incremental sales which benefited the growth rate.

Office furniture sales in the first six months of 2014 were down 0.8% compared to the first six months of 2013. Office furniture accounted for 6.0% of the Company’s first six months of 2014 consolidated net sales. Sales in this category were down slightly due to reduced sales to independent channel dealers and national accounts offset by growth with e-tailer customers.

The remainder of the Company’s first half of 2014 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit (gross margin dollars) for the first six months of 2014 was $386.5 million, compared to $390.5 million in the first six months of 2013. The gross margin rate of 15.0% was down 50 basis points (bps) from the prior-year period gross margin rate of 15.5%. This decline was due primarily to lower product margin (35 bps) which included targeted investments in our industrial business and a shifting product mix compared to the prior-year period, offset by favorable supplier allowances and higher inflation. Gross margin was also unfavorably affected by higher freight costs (10 bps) and higher inventory-related items (5 bps).

Operating Expenses. Operating expenses for the first half of 2014 were $291.0 million or 11.3% of sales, compared with $306.3 million or 12.1% of sales in the same period last year. Excluding the $14.4 million network optimization and cost reduction charge in the first half of 2013, adjusted operating expenses were $291.9 million or 11.6% of sales in 2013. Current period operating expenses were affected by lower employee-related expenses (20 bps) and a decline in bad debt expense (10 bps), offset by a reversal of previously capitalized purchase, storage and handling costs (5 bps). The Company incurred approximately $2.0 million in the first half of 2014 related to the initiative to combine the Company’s office product and janitorial platforms.

Interest Expense, net. Interest expense, net for the first six months of 2014 was $7.2 million compared to $6.0 million in the first six months of 2013. This was driven primarily by the issuance of seven-year notes in January 2014 which replaced floating rate debt with long-term, fixed rate debt.

Income Taxes. Income tax expense was $33.1 million for the first six months of 2014, compared with $29.7 million for the same period in 2013. The Company’s effective tax rate was 37.5% for the current-year period and 37.9% for the same period in 2013.

Net Income. Net income for the first six months of 2014 totaled $55.2 million or $1.40 per diluted share, compared with net income of $48.5 million or $1.20 per diluted share for the same six-month period in 2013. Adjusted for the impact of the network optimization and cost reduction charge in the first half of 2013, net income was $57.5 million or $1.42 per diluted share in the prior-year period.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 totaled $78.9 million, compared with $45.3 million in the same six-month period of 2013. The current six-month period cash flow was positively affected by a reduction in inventory levels from December 31, 2013 and increased net income, offset by slightly higher accounts receivables. Additionally in the first quarter of 2013, the Company paid a cash contribution to its pension plans totaling $13.0 million. The cash contribution to the pension plan in the first quarter of 2014 was $2.0 million.

Investing Activities

Net cash used in investing activities for the first six months of 2014 was $35.6 million, compared to net cash used in investing activities of $13.5 million for the six months ended June 30, 2013. This included the $26.2 million acquisition, net of cash acquired, of CPO in May 2014. For the full year 2014, the Company expects capital spending to be approximately $25.0 million to $30.0 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 totaled $34.1 million, compared with $41.4 million in the prior-year period. Net cash used in financing activities during the first six months of 2014 was impacted by $9.8 million in net borrowings under debt arrangements offset by $31.2 million in share repurchases and $11.0 million in payments of cash dividends.

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

Financing available from debt and the sale of accounts receivable as of June 30, 2014, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0

Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	192.4
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.1

Total financing utilized		553.5

Available financing, before restrictions		496.5
Restrictive covenant limitation		77.8

Available financing as of June 30, 2014		$418.7

(1)	The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	June 30, 2014	December 31, 2013
2013 Credit Agreement	$192.4	$206.8
2013 Note Purchase Agreement	150.0	—
2007 Note Purchase Agreement (2)	—	135.0
Receivables Securitization Program	200.0	190.7
Mortgage & Capital Lease	1.1	1.2

Debt	543.5	533.7
Stockholders’ equity	841.7	825.5

Total capitalization	$1,385.2	$1,359.2

Debt-to-total capitalization ratio	39.2%	39.3%

(2)	The parties to the 2007 Note Purchase Agreement have satisfied their obligations under that agreement. The Company will not issue any new debt under the 2007 Note Purchase Agreement.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 7, “Debt”, for further descriptions of the provisions of the Company’s financing facilities as well as Note 9 “Debt” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Contractual Obligations

During the six-month period ended June 30, 2014, contractual obligations increased $13.7 million from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, primarily driven by a new software license and maintenance agreement and renewed building leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first six months of 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PAR T II — OTHER INFORMATION

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

During the six-month periods ended June 30, 2014 and 2013, the Company repurchased 791,291 and 1,186,468 shares of USI’s common stock at an aggregate cost of $31.7 million and $41.0 million, respectively. The Company repurchased 0.9 million shares for $35.9 million year-to-date through July 18, 2014. As of that date, the Company had approximately $57.2 million remaining of existing share repurchase authorization from the Board of Directors.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2014 to April 30, 2014	111,276	$38.55	111,276	$75,000,026
May 1, 2014 to May 31, 2014	243,881	38.43	243,881	65,627,535
June 1, 2014 to June 30, 2014	104,765	40.59	104,765	61,375,464

Total Second Quarter	459,922	$38.95	459,922	$61,375,464

ITEM 6.	EXHIBITS

(a)	Exhibits

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

Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)

3.2	Amended and Restated Bylaws of the Company, dated as of July 16, 2009 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009)

4.1	Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2	Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3	Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

10.1*	Agreement and Plan of Merger by and among USSC, SW Acquisition Corp. (“Merger Sub”), CPO Commerce, Inc. (“CPO”), certain security holders of CPO (“Principal Holders”) and Capstar Capital, LLC, as representative of the holders of CPO securities (“Representative”) dated May 28, 2014. In accordance with Item 601(b)(2) of Regulation S-K, the schedules and exhibit to the Agreement and Plan of Merger are not being filed. The Agreement and Plan of Merger contains a list briefly identifying the contents of all omitted schedules and exhibits and the Company hereby agrees to furnish supplementally a copy of any omitted schedule and exhibits to the Securities and Exchange Commission upon request.

22	Published Report regarding matters submitted to vote of security holders (Company‘s current report on Form 8-K, filed on May 23, 2014)

31.1*	Certification of Chief Executive Officer, dated as of July 24, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of July 24, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, dated as of July 24, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on July 24, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i) the Condensed Consolidated Statement of Income for the three- and six-month periods ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	-	Filed herewith
**	-	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: July 24, 2014	/s/ Todd A. Shelton
Todd A. Shelton
Senior Vice President and Chief Financial Officer