Form 10-Q
period 2014-09-30
UNITED STATIONERS INC
filed 2014-10-24
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On October 17, 2014, the registrant had outstanding 38,899,710 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30,	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$24,838	$22,326
Accounts receivable, less allowance for doubtful accounts of $20,168 in 2014 and $20,608 in 2013	749,415	643,379
Inventories	796,325	830,295
Other current assets	20,599	29,255
Total current assets	1,591,177	1,525,255
Property, plant and equipment, net	133,076	143,050
Goodwill	381,687	356,811
Intangible assets, net	72,499	65,502
Other long-term assets	24,372	25,576
Total assets	$2,202,811	$2,116,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515,350	$476,113
Accrued liabilities	189,224	191,531
Current maturities of long-term debt	894	373
Total current liabilities	705,468	668,017
Deferred income taxes	28,265	29,552
Long-term debt	545,009	533,324
Other long-term liabilities	60,500	59,787
Total liabilities	1,339,242	1,290,680
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2014 and 2013	7,444	7,444
Additional paid-in capital	410,303	411,954
Treasury stock, at cost – 35,562,874 shares in 2014 and 34,714,083 shares in 2013	(1,035,570)	(998,234)
Retained earnings	1,521,230	1,444,238
Accumulated other comprehensive loss	(39,838)	(39,888)
Total stockholders’ equity	863,569	825,514
Total liabilities and stockholders’ equity	$2,202,811	$2,116,194

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$1,419,947	$1,336,676	$3,994,123	$3,861,655
Cost of goods sold	1,208,919	1,133,015	3,396,552	3,267,533
Gross profit	211,028	203,661	597,571	594,122
Operating expenses:
Warehousing, marketing and administrative expenses	146,560	136,265	437,595	442,558
Operating income	64,468	67,396	159,976	151,564
Interest expense, net	3,992	2,734	11,199	8,703
Income before income taxes	60,476	64,662	148,777	142,861
Income tax expense	22,307	24,161	55,420	53,816
Net income	$38,169	$40,501	$93,357	$89,045
Net income per share - basic:
Net income per share - basic	$0.99	$1.03	$2.41	$2.24
Average number of common shares outstanding - basic	38,450	39,468	38,817	39,732
Net income per share - diluted:
Net income per share - diluted	$0.98	$1.01	$2.38	$2.21
Average number of common shares outstanding - diluted	38,884	40,031	39,244	40,331
Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$38,169	$40,501	$93,357	$89,045
Other comprehensive income, net of tax
Unrealized translation adjustment	(1,395)	(111)	(1,378)	(751)
Minimum pension liability adjustments	606	994	1,767	2,982
Unrealized interest rate swap adjustments	446	(1,152)	(339)	2,150
Total other comprehensive income, net of tax	(343)	(269)	50	4,381
Comprehensive income	$37,826	$40,232	$93,407	$93,426

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$93,357	$89,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,699	29,236
Share-based compensation	5,935	7,526
Loss (gain) on the disposition of property, plant and equipment	97	(108)
Amortization of capitalized financing costs	657	687
Excess tax benefits related to share-based compensation	(1,166)	(3,223)
Deferred income taxes	(7,618)	(8,214)
Changes in operating assets and liabilities (net of acquisitions):
Increase in accounts receivable, net	(104,540)	(36,855)
Decrease in inventory	46,591	40,936
Decrease in other assets	10,000	1,612
Increase (decrease) in accounts payable	24,663	(24,677)
Decrease in checks in-transit	(2,679)	(835)
Increase (decrease) in accrued liabilities	3,438	(7,569)
Decrease in other liabilities	(4,768)	(8,120)
Net cash provided by operating activities	93,666	79,441
Cash Flows From Investing Activities:
Capital expenditures	(15,431)	(22,822)
Proceeds from the disposition of property, plant and equipment	872	3,522
Acquisition, net of cash acquired	(26,725)	-
Net cash used in investing activities	(41,284)	(19,300)

Cash Flows From Financing Activities:
Net repayments under revolving credit facility	(12,094)	(66,891)
Borrowings under Receivables Securitization Program	9,300	50,000
Repayment of debt	(135,000)	-
Proceeds from the issuance of debt	150,000	-
Net (disbursements) proceeds from share-based compensation arrangements	(3,142)	18,143
Acquisition of treasury stock, at cost	(43,037)	(46,984)
Payment of cash dividends	(16,407)	(16,764)
Excess tax benefits related to share-based compensation	1,166	3,223
Payment of debt issuance costs	(623)	(1,680)
Net cash used in financing activities	(49,837)	(60,953)
Effect of exchange rate changes on cash and cash equivalents	(33)	36
Net change in cash and cash equivalents	2,512	(776)
Cash and cash equivalents, beginning of period	22,326	30,919
Cash and cash equivalents, end of period	$24,838	$30,143
Other Cash Flow Information:
Income tax payments, net	$55,867	$60,342
Interest paid	9,838	9,806

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of United at September 30, 2014 and the results of operations and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three months and nine months ended September 30, 2014 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Inventory

Approximately 74% and 76% of total inventory as of September 30, 2014 and December 31, 2013, respectively has been valued under the last-in, first-out (“LIFO”) accounting method. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $117.3 million and $112.4 million higher than reported as of September 30, 2014 and December 31, 2013, respectively.

The nine-month change in the LIFO reserve as of September 30, 2014 resulted in a $4.9 million increase in cost of goods sold which included a LIFO liquidation relating to decrements in the Company’s office products and furniture pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $3.4 million, which was more than offset by LIFO expense of $8.3 million related to current inflation.

New Accounting Pronouncements

 In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. This new standard will not have an effect on the Company’s consolidated financial statements as it is in alignment with the Company’s current accounting policies for equity based compensation.

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

Acquisition of CPO Commerce, Inc.

On May 30, 2014, USSC completed the acquisition of CPO Commerce, Inc. (“CPO”), a leading online retailer of brand name power tools and equipment. The acquisition of CPO will significantly expand the Company’s digital resources and capabilities to support customers and supplier partners. The Company financed the 100% stock acquisition with borrowings under the Company’s available committed bank facilities.

The purchase price was $37.4 million, including $5.1 million related to the estimated fair value of contingent consideration which is based upon the achievement of certain sales targets during a three-year period, immediately following the acquisition date. The final payments related to the contingent consideration are determined by actual achievement in the earn-out periods and range from zero to $10.0 million. After the finalization of the contingent consideration, any changes to the estimated fair value will be recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs.

The Company has developed a preliminary estimate of the fair value of assets acquired and liabilities assumed for purposes of allocating the purchase price. This estimate is subject to change as the valuation activities are completed. The fair value of the assets and liabilities acquired were estimated using various valuation methods including estimated selling price, a market approach, and discounted cash flows using both an income and cost approach.

At September 30, 2014, the preliminary allocation of the purchase price is as follows (amounts in thousands):

Purchase price, net of cash acquired		$31,825
Inventories	$(13,051)
Accounts receivable	(2,658)
Other current assets	(307)
Property, plant and equipment, net	(488)
Intangible assets	(12,800)
Total assets acquired		(29,304)
Accounts payable	17,124
Accrued liabilities	2,130
Other long-term liabilities	51
Deferred income taxes	3,233
Total liabilities assumed		22,538
Goodwill		$25,059

The purchased identifiable intangible assets are as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$5,200	3 years
Trademark	7,600	15 years
Total	$12,800

Any changes to the preliminary estimates of the fair value of assets acquired and liabilities assumed, some of which may be material, will be allocated to residual goodwill.

The impact of CPO on the Company’s third-quarter 2014 net financial sales was immaterial. Had the CPO acquisition been completed as of the beginning of 2013, the Company’s unaudited pro forma net sales and net income for the three-month and nine-month periods ending September 30, 2014 and 2013 would not have been materially impacted.

Agreement to Purchase MEDCO

On September 11, 2014, USSC signed an agreement to acquire Liberty Bell Equipment Corp., a United States wholesaler of automotive aftermarket tools and supplies, and its affiliates (collectively, “MEDCO”) including G2S Equipment de Fabrication et d'Entretien ULC, a Canadian wholesaler.  The all cash purchase price is $130.0 million, subject to closing adjustments, with up to an additional $10 million to be paid over three years based on performance.  The acquisition is expected to be completed in the fourth quarter of 2014 and is subject to customary closing conditions.  This acquisition will be funded through a combination of cash on hand and cash available under our revolving credit facility.

2. Share-Based Compensation

As of September 30, 2014, the Company has two active equity compensation plans. Under the Amended and Restated 2004 Long-Term Incentive Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 229,477 shares of restricted stock, 176,717 RSUs, and 5,538 stock options during the first nine months of 2014. During the first nine months of 2013, the Company granted 181,916 shares of restricted stock, 166,348 RSUs, and 585,189 stock options.

3. Severance and Restructuring Charges

During the first quarter of 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction-related expenses of $13.2 million which were included in operating expenses. Cash outflows for these actions occurred primarily during 2013 and have continued into 2014. Cash outlays associated with these charges in the nine months ended September 30, 2014 were $3.6 million. During 2013, the Company reversed a portion of these charges totaling $1.4 million. Additionally, the Company reversed a portion of these charges totaling $0.3 million in the first quarter of 2014. As of September 30, 2014 and December 31, 2013, the Company had accrued liabilities for these actions of $0.5 million and $4.4 million, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2013	$356,811
Acquisition of CPO	25,059
Currency translation adjustment	(183)
Goodwill, balance as of September 30, 2014	$381,687

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	September 30, 2014				December 31, 2013
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$89,632	$(41,145)	$48,487	17	$84,470	$(36,232)	$48,238	17
Non-compete agreements	4,679	(2,108)	2,571	4	4,700	(1,952)	2,748	4
Trademarks	10,433	(1,292)	9,141	14	2,890	(674)	2,216	5
Total	$104,744	$(44,545)	$60,199		$92,060	$(38,858)	$53,202
Intangible assets not subject to amortization
Trademarks	12,300	-	12,300	n/a	12,300	-	12,300	n/a
Total	$117,044	$(44,545)	$72,499		$104,360	$(38,858)	$65,502

Based upon the preliminary purchase price allocation for the acquisition of CPO, the Company has recorded $5.2 million of customer relationships to be amortized over a period of 3 years and a $7.6 million trademark to be amortized over a period of 15 years. See Note 1 “Basis of Presentation” for further discussion of the acquisition.

5. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended September 30, 2014 is as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2013	$(6,661)	$871	$(34,098)	$(39,888)
Other comprehensive (loss) income before reclassifications	(1,378)	(573)	—	(1,951)
Amounts reclassified from AOCI	—	234	1,767	2,001
Net other comprehensive (loss) income	(1,378)	(339)	1,767	50
AOCI, balance as of September 30, 2014	$(8,039)	$532	$(32,331)	$(39,838)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month and nine-month periods ending September 30, 2014 respectively (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,	Affected Line Item In The Statement
Details About AOCI Components	2014	2014	Where Net Income is Presented
Gain on interest rate swap cash flow hedges, before tax	$339	$376	Interest expense, net
	(128)	(142)	Tax provision
	$211	$234	Net of tax
Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	$992	$2,892	Warehousing, marketing and administrative expenses
	(386)	(1,125)	Tax provision
	606	1,767	Net of tax
Total reclassifications for the period	$817	$2,001	Net of tax

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month periods ending September 30, 2014 and 2013, 0.5 million and 0.6 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month periods ending September 30, 2014 and 2013, 0.5 million and 0.7 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$38,169	$40,501	$93,357	$89,045
Denominator:
Denominator for basic earnings per share -
weighted average shares	38,450	39,468	38,817	39,732
Effect of dilutive securities:
Employee stock options and restricted units	434	563	427	599
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive
securities	38,884	40,031	39,244	40,331
Net income per share:
Net income per share - basic	$0.99	$1.03	$2.41	$2.24
Net income per share - diluted	$0.98	$1.01	$2.38	$2.21

Common Stock Repurchases

As of December 31, 2013, the Company had Board authorization to repurchase $93.0 million of USI common stock. During the three-month periods ended September 30, 2014 and 2013, the Company repurchased 283,283 and 166,570 shares of USI’s common stock at an aggregate cost of $11.4 million and $6.5 million, respectively. During the nine-month periods ended September 30, 2014 and 2013, the Company repurchased 1,074,574 and 1,353,020 shares of USI’s common stock at an aggregate cost of $43.0 million and $47.5 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first nine months of 2014 and 2013, the Company reissued 225,783 and 1,014,554 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Debt consisted of the following amounts (in millions):

	As of	As of
	September 30, 2014	December 31, 2013

2013 Credit Agreement	$195.0	$206.8
2013 Note Purchase Agreement	150.0	-
2007 Note Purchase Agreement	-	135.0
Receivables Securitization Program	200.0	190.7
Mortgage & Capital Lease	0.9	1.2
Total	$545.9	$533.7

As of September 30, 2014, 72.4% of the Company’s outstanding debt, excluding capital leases, is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

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

The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of September 30, 2014 and December 31, 2013.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0% to 1.00%. As of September 30, 2014, the applicable margin for LIBOR-based loans was 1.25% and for Alternate Base Rate loans was 0.25%. USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

As of September 30, 2014 and December 31, 2013, $427.6 million and $355.4 million, respectively, of receivables had been sold to the Investors (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2013). As of September 30, 2014, United Stationers Receivables, LLC (“USR”) had $200.0 million outstanding under the Receivables Securitization Program. As of December 31, 2013, USR had $190.7 million outstanding under the Receivables Securitization Program.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 9 of the Company’s Form 10-K for the year ended December 31, 2013.

8. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 11 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2013. A summary of net periodic pension cost related to the Company’s pension plans for the three and nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost - benefit earned during the period	$147	$304	$802	$911
Interest cost on projected benefit obligation	2,235	2,097	6,720	6,292
Expected return on plan assets	(2,599)	(2,842)	(7,714)	(8,525)
Amortization of prior service cost	47	48	137	143
Amortization of actuarial loss	945	1,577	2,755	4,731
Net periodic pension cost	$775	$1,184	$2,700	$3,552

The Company made cash contributions of $2.0 million and $13.0 million to its pension plans during each of the first nine months ended September 30, 2014 and 2013, respectively. Additional contributions, if any, for 2014 have not yet been determined. As of September 30, 2014 and December 31, 2013, respectively, the Company had accrued $18.6 million and $20.8 million of pension liability within “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.4 million and $4.2 million for the Company match of employee contributions to the Plan for the three and nine months ended September 30, 2014. During the same periods last year, the Company recorded expense of $1.3 million and $4.2 million to match employee contributions.

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

•

On July 18, 2012, USSC entered into a two-year forward, three-year interest rate swap transaction (the “July 2012 Swap Transaction”) with U.S. Bank National Association as the counterparty. The swap transaction became effective July 18, 2014 and has a maturity date of July 18, 2017.

•

On June 11, 2013, USSC entered into a seven-month forward, seven-year interest rate swap transaction (the “June 2013 Swap Transaction”) with J.P. Morgan Chase Bank as the counterparty. The swap transaction had an effective date of January 15, 2014 and a maturity date of January 15, 2021. This swap was terminated in October 2013.

As of September 30, 2014, approximately 27.5% ($150.0 million) of the Company’s current outstanding debt had its interest payments designated as hedged forecasted transactions.

The Company’s outstanding swap transaction is accounted for as a cash flow hedge and is recorded at fair value on the Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, at the following amounts (in thousands):

	Notional				Fair Value Net
As of September 30, 2014	Amount	Receive	Pay	Maturity Date	Asset (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.05%	July 18, 2017	$138

	Notional				Fair Value Net
As of December 31, 2013	Amount	Receive	Pay	Maturity Date	Asset (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.05%	July 18, 2017	$599
(1)

This interest rate derivative qualifies for hedge accounting, and is in a net asset position at September 30, 2014 and December 31, 2013. Therefore, the fair value of the interest rate derivative is included in the Company’s Condensed Consolidated Balance Sheets as a component of “Other long-term assets,” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

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

In connection with the pricing of the 2013 Note Purchase Agreement the Company terminated the June 2013 Swap Transaction. The gain of $0.9 million realized by the Company on the termination has been recorded as a component of Other Comprehensive Income on the Company’s consolidated balance sheet as of December 31, 2013 and will be reclassified into earnings over the term of the 2014 Notes. During the nine-month period ending September 30, 2014, the Company recognized $0.1 million into earnings from AOCI.

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

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised early termination right under the outstanding swap transaction as of September 30, 2014, the Company would have been required to pay the aggregate fair value net asset of $0.1 million plus accrued interest to the counterparty.

The swap transaction that was in effect as of September 30, 2014 and the swap transaction that was in effect as of September 30, 2013 contained no ineffectiveness; therefore, all gains or losses on those derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings.

The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three and nine month periods ended September 30, 2014 and September 30, 2013 (in thousands).

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
July 2012 Swap Transaction	$748	$(1)	Interest expense, net	$281	$281

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
November 2007 Swap Transaction	$-	$(77)	Interest expense, net	$-	$(228)
July 2012 Swap Transaction	(574)	878	Interest expense, net	-	-
June 2013 Swap Transaction	(578)	1,121	Interest expense, net	-	-

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of September 30, 2014
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$138	$-	$138	$-

	Fair Value Measurements as of December 31, 2013
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$599	$-	$599	$-

The carrying amount of accounts receivable at September 30, 2014, including $427.6 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

Accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of September 30, 2014, no assets or liabilities are measured at fair value on a nonrecurring basis.

11. Other Assets and Liabilities

The Company had receivables related to supplier allowances totaling $95.4 million and $103.2 million included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively.

Accrued customer rebates of $57.4 million and $52.6 million as of September 30, 2014 and December 31, 2013, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

Company Background

United is a leading supplier of business essentials, with 2013 net sales of approximately $5.1 billion. United stocks over 140,000 items from over 1,600 manufacturers. These items include a broad spectrum of manufacturer-branded and private brand technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. United sells its products through a network of 65 distribution centers to its approximately 25,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; and other independent distributors. Additionally, newly acquired CPO Commerce, LLC (“CPO”) is an e-retailer of brand name power tools and equipment who sells directly to end consumers.

Overview of Strategy, Key Trends and Recent Results

•

Our strategy is comprised of three key initiatives: 1) strengthen our core business, including driving efficiency and cost improvements, 2) win the shift to online, and 3) diversify our offering of higher margin and higher growth channels and categories, such as janitorial and breakroom and industrial products.

•

We are repositioning United to become the premier supplier of digitally sourced business essentials by combining our office products and janitorial operating platforms. We believe this effort will help us become the most effective source for our customers’ business essentials through our nationwide distribution network and logistics capabilities, order efficiency with enhanced ecommerce capabilities, broad product portfolio, superior product category knowledge and commercial expertise. We have piloted this project with several customers during 2014.  In 2015, we expect to begin implementing this platform in individual facilities.

•

Online product procurement by end-consumers continues to gain a larger share of the markets our reseller customers serve. We continue to invest in digital and online capabilities to help leading online resellers accelerate their growth in the categories we offer. Our business model allows these resellers to quickly enter new categories and scale their offerings.

•

During the third quarter we entered into an agreement to acquire Liberty Bell Equipment Corp, a United States wholesaler of automotive aftermarket tools and supplies, and its affiliates (collectively, “MEDCO”) including G2S Equipment de Fabrication et d'Entretien ULC, a Canadian wholesaler.  The all cash purchase price is $130.0 million, subject to closing adjustments, with up to an additional $10.0 million to be paid over three years based on achievement of certain performance conditions.  MEDCO annual sales are approximately $240.0 million.  MEDCO advances a key pillar of our strategy, diversification into higher growth and margin channels and categories.  We expect the acquisition to be completed in the fourth quarter of 2014 and is subject to customary closing conditions.  This acquisition will be funded through a combination of cash on hand and cash available under our revolving credit facility.  The transaction is expected to be neutral to earnings in 2014 and accretive within the first year.

•

In the second quarter we acquired CPO, a leading e-retailer of brand name power tools and equipment, for a total cash purchase price of $42.3 million which assumes the full $10.0 million of contingent consideration will be paid by the end of the earn-out period.  This transaction significantly expands United’s digital resources and capabilities to support resellers as they transition to an increasingly online environment.  CPO’s expertise will strengthen United’s ability to deliver such features as improved product content, real-time access to inventory and pricing, and digital marketing and merchandising.  CPO also provides an enhanced digital platform to our manufacturing partners.  We expect this acquisition to positively impact gross margin as a percent of sales (15 bps to 20 bps) and increase operating expenses as a percent of sales (25 bps to 30 bps), and have a slightly dilutive impact on earnings per share during the first year of ownership.

•

As previously detailed in the first quarter, we were named the second-call office products supplier to support Office Depot’s office products business as well as the primary supplier for Office Depot’s janitorial and breakroom business. These actions resulted in the loss of some of our office products business but added new janitorial and breakroom business to United. We estimate that these changes will negatively impact net sales in a range of $20.0 million to $30.0 million and EPS in a range of $0.05 to $0.08 this year, and net sales by $75.0 million to $90.0 million and a decrease in EPS in a range of $0.14 to $0.22 in 2015, absent any offsetting actions. We are well positioned to mitigate this impact with our robust pipeline and strong service proposition as we pursue sustainable new business to drive growth and profitability.

•	Diluted earnings per share for the third quarter of 2014 were $0.98, compared with $1.01 in the prior-year period.
•

Third quarter sales were $1.42 billion, up 6.2% over the prior-year quarter. The sales increase was driven by growth in our janitorial and breakroom category and industrial supplies, including CPO, of 12.1% and 24.4%, respectively, quarter over quarter.

•

The gross margin rate in the third quarter of 2014 of 14.9% was down from the prior-year quarter gross margin rate of 15.2%. This decline reflects higher freight and inventory-related costs from inflation partially offset by favorable product margins.

•

Operating expenses in the third quarter of 2014 were $146.6 million or 10.3% of sales, compared with $136.3 million or 10.2% of sales in the prior-year quarter. Operating expenses were higher due primarily to the addition of CPO and an increase in bad debt expense.

•	Operating income for the quarter ended September 30, 2014 was $64.5 million or 4.5% of sales, versus $67.4 million or 5.0% of sales in the third quarter of 2013.

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

Critical Accounting Policies, Judgments and Estimates

During the first nine months of 2014, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Operating Income, Net Income, and Diluted Earnings Per Share for the nine-month periods ended September 30, 2014 and 2013 (in thousands, except per share data) excluding the effects of $14.4 million pre-tax charge related to workforce reductions and facility closures in the first quarter of 2013. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results to last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Nine Months Ended September 30,
	2014		2013
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$3,994,123	100.0%	$3,861,655	100.0%
Gross profit	$597,571	15.0%	$594,122	15.4%
Operating expenses	$437,595	11.0%	$442,558	11.5%
Workforce reduction and facility closure charge	-	0.0%	(14,432)	(0.4%)
Adjusted operating expenses	$437,595	11.0%	$428,126	11.1%
Operating income	$159,976	4.0%	$151,564	3.9%
Operating expense item noted above	-	0.0%	14,432	0.4%
Adjusted operating income	$159,976	4.0%	$165,996	4.3%
Net income	$93,357		$89,045
Operating expense item noted above, net of tax	-		8,948
Adjusted net income	$93,357		$97,993
Diluted earnings per share	$2.38		$2.21
Per share operating expense item noted above	-		0.22
Adjusted diluted earnings per share	$2.38		$2.43
Adjusted diluted earnings per share - change over the prior year period	(2.1%)
Weighted average number of common shares - diluted	39,244		40,331

Results of Operations—Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Net Sales. Net sales for the third quarter of 2014 were $1.42 billion. The following table summarizes net sales by product category for the three-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013 (1)
Technology products	$381,210	$381,580
Janitorial and breakroom supplies	386,060	344,459
Traditional office products (including cut-sheet paper)	360,353	355,222
Industrial supplies	163,514	131,462
Office furniture	84,512	85,098
Freight revenue	33,302	29,222
Services, Advertising and Other	10,996	9,633
Total net sales	$1,419,947	$1,336,676

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the technology products category (primarily ink and toner) were flat to the third quarter of 2013. This category accounted for 26.8% of net sales for the third quarter of 2014. Sales declines in this category mainly resulted from a new distribution policy by our largest product line manufacturer that limits our sales to certain authorized resellers. This negative impact was offset by sales to certain large customers during the quarter and the addition of new business.

Sales in the janitorial and breakroom supplies product category increased 12.1% in the third quarter of 2014 compared to the third quarter of 2013. This category accounted for 27.2% of the Company’s third quarter 2014 consolidated net sales. Sales growth in this category was driven by enhanced product line launches which increased breakroom sales through our traditional channels as well as 2.4% of incremental sales from being named the primary supplier for Office Depot’s janitorial and breakroom business.

Sales of traditional office products increased in the third quarter of 2014 by 1.4% versus the third quarter of 2013. Traditional office supplies represented 25.4% of the Company’s consolidated net sales for the third quarter of 2014. Within this category, we saw continued double-digit growth in e-tailers, a rebound in government spending, and growth with certain larger customers. These were partially offset by lower sales of cut-sheet paper and the continued effects of workplace digitization which is lowering overall consumption.

Industrial supplies sales in the third quarter of 2014 increased by 24.4% compared to the same prior-year period. Sales of industrial supplies accounted for 11.5% of the Company’s net sales for the third quarter of 2014 and reflected solid sales momentum in the general industrial channel and double-digit growth in the safety and e-commerce channels.  We also saw moderate growth in the oilfield-pipeline and welding channels. The acquisition of CPO contributed $21.9 million in incremental sales which benefited the quarterly growth rate. Without CPO, industrial sales increased 7.7% over the prior-year quarter.

Office furniture sales in the third quarter of 2014 decreased 0.7% compared to the third quarter of 2013. Office furniture accounted for 6.0% of the Company’s third quarter of 2014 consolidated net sales. Declines in this category are due to lower sales in national accounts offset by increased sales to e-commerce customers.

The remainder of the Company’s third quarter 2014 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the third quarter of 2014 was $211.0 million, compared to $203.7 million in the third quarter of 2013. The gross margin rate of 14.9% was down 37 basis points (bps) from the prior-year quarter gross margin rate of 15.2%. This decline was due primarily from higher freight costs (55 bps) and higher inventory related costs (15 bps).  This decline was partially offset by favorable product margins (30 bps), which was driven by increased supplier allowances, and lower advertising expenses. CPO had a favorable impact (15 bps) on the gross margin rate in the quarter.  Gross margin is expected to be volatile as we diversify and invest in the business.

Operating Expenses. Operating expenses for the third quarter were $146.6 million or 10.3% of sales, compared with $136.3 million or 10.2% of sales in the same period last year. Operating expenses were unfavorably impacted by the addition of CPO (25 bps) and increased bad debt expense (10 bps). Current quarter operating expenses were also impacted by savings from favorable capitalization of purchase, storage, and handling costs (20 bps). The Company incurred approximately $0.5 million in incremental expenses in the quarter in addition to the internal resources deployed to the initiative to combine the Company’s office product and janitorial platforms.

Interest Expense, net. Interest expense, net for the third quarter of 2014 was $4.0 million compared to $2.7 million in the third quarter of 2013. This was driven by higher debt outstanding as well as the issuance of seven-year notes in January 2014, which replaced floating rate debt with long term, fixed rate debt.  Interest expense is expected to be higher in 2014 than in the prior year.

Income Taxes. Income tax expense was $22.3 million for the third quarter of 2014, compared with $24.2 million for the same period in 2013. The Company’s effective tax rate was 36.9% for the current-year quarter and 37.4% for the same period in 2013. The current quarter tax rate was favorably impacted by net favorable permanent differences, a favorable federal return to provision adjustment, and a decrease in state reserves.

Net Income. Net income for the third quarter of 2014 totaled $38.2 million or $0.98 per diluted share, compared with net income of $40.5 million or $1.01 per diluted share for the same three-month period in 2013.

Results of Operations—Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Net Sales. Net sales for the first nine months of 2014 were $3.99 billion. The following table summarizes net sales by product category for the nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014 (1)	2013 (1)
Technology products	$1,102,085	$1,120,372
Janitorial and breakroom supplies	1,076,679	1,002,715
Traditional office products (including cut-sheet paper)	1,016,260	999,356
Industrial supplies	441,580	393,463
Office furniture	237,591	239,359
Freight revenue	92,120	79,896
Services, Advertising and Other	27,808	26,494
Total net sales	$3,994,123	$3,861,655

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the technology products category (primarily ink and toner) decreased in the first nine months of 2014 by 1.6% versus the first nine months of 2013. This category, which continues to represent the largest percentage of the Company’s consolidated net sales on a year to date basis, accounted for 27.6% of net sales for the first nine months of 2014. Sales declines in this category were partially due to a new distribution policy by our largest product line manufacturer that limits our sales to certain authorized resellers. This negative impact was offset by new business with certain large customers.

Sales in the janitorial and breakroom supplies product category increased 7.4% in the first nine months of 2014 compared to the first nine months of 2013. This category accounted for 27.0% of the Company’s first nine months of 2014 consolidated net sales. Sales growth in this category was driven by gains in breakroom as we launched an enhanced product line as well as incremental sales from now being the primary supplier for Office Depot’s janitorial and breakroom business.

Sales of traditional office products increased in the first nine months of 2014 by 1.7% versus the first nine months of 2013. Traditional office supplies represented 25.4% of the Company’s consolidated net sales for the first nine months of 2014. Within this category, higher sales of cut-sheet paper, continued double-digit growth in sales to e-tailers, and a rebound in government spending were partially offset by the continued effects of workplace digitization which is lowering overall consumption.

Industrial supplies sales in the first nine months of 2014 increased by 12.2% compared to the same prior-year period. Sales of industrial supplies accounted for 11.1% of the Company’s net sales for the first nine months of 2014. Increases in the general industrial, oilfield-pipeline and safety channels were partially offset by the continued decline in welding. CPO contributed $30.1 million in incremental sales which benefited the growth rate. Excluding sales from CPO, industrial supplies sales increased 4.6% over the same period last year.

Office furniture sales in the first nine months of 2014 decreased 0.7% compared to the first nine months of 2013. Office furniture accounted for 5.9% of the Company’s first nine months of 2014 consolidated net sales. Sales in this category were down slightly due to lower sales in independent channel dealers and national accounts offset by growth with e-tailer customers.

The remainder of the Company’s first nine months of 2014 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first nine months of 2014 was $597.6 million, compared to $594.1 million in the first nine months of 2013. The gross margin rate of 15.0% was down 40 basis points (bps) from the prior-year period gross margin rate of 15.4%. This decline was due primarily to lower product margin (15 bps) which included a shifting product and customer mix compared to the prior-year period, offset by favorable supplier allowances. Gross margin was also unfavorably affected by higher freight costs (20 bps) and higher inventory-related adjustments driven by inflation (5 bps).

Operating Expenses. Operating expenses for the first nine months of 2014 were $437.6 million or 11.0% of sales, compared with $442.6 million or 11.5% of sales in the same period last year. Excluding the $14.4 million network optimization and cost reduction charge in the first nine months of 2013, adjusted operating expenses were $428.1 million or 11.1% of sales in 2013. Current period operating expenses were affected by lower employee-related expenses (15 bps) offset by investments in the business. The Company incurred approximately $2.5 million in the first nine months of 2014 related to the initiative to combine the Company’s office product and janitorial platforms.

Interest Expense, net. Interest expense, net for the first nine months of 2014 was $11.2 million compared to $8.7 million in the first nine months of 2013. This was driven primarily by higher borrowings in the period as well as the issuance of seven-year notes in January 2014 which replaced floating rate debt with long-term, fixed rate debt.

Income Taxes. Income tax expense was $55.4 million for the first nine months of 2014, compared with $53.8 million for the same period in 2013. The Company’s effective tax rate was 37.3% for the current-year period and 37.7% for the same period in 2013.

Net Income. Net income for the first nine months of 2014 totaled $93.4 million or $2.38 per diluted share, compared with net income of $89.0 million or $2.21 per diluted share for the same nine-month period in 2013. Adjusted for the impact of the network optimization and cost reduction charge in the first nine months of 2013, net income was $98.0 million or $2.43 per diluted share in the prior-year period.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 totaled $93.7 million, compared with $79.4 million in the same nine-month period of 2013. The current nine-month period cash flow was positively affected by a reduction in inventory levels from December 31, 2013 and a favorable change in accounts payable, partially offset by higher accounts receivables. Additionally in the first quarter of 2013, the Company paid a cash contribution to its pension plans totaling $13.0 million. The cash contribution to the pension plan in the first quarter of 2014 was $2.0 million.

Investing Activities

Net cash used in investing activities for the first nine months of 2014 was $41.3 million, compared with $19.3 million for the nine months ended September 30, 2013. This included the $26.7 million acquisition, net of cash acquired, of CPO in May 2014. For the full year 2014, the Company expects capital spending to be approximately $20.0 million to $25.0 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 totaled $49.8 million, compared with $61.0 million in the prior-year period. Net cash used in financing activities during the first nine months of 2014 was impacted by $12.2 million in net borrowings under debt arrangements offset by $43.0 million in share repurchases and $16.4 million in payments of cash dividends.

Liquidity and Capital Resources

United’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. We believe that our cash from operations and collections of receivables, coupled with our sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements. These requirements include payments of interest and dividends, scheduled debt repayments, capital expenditures, working capital needs, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to our credit profile over the years, external funds have been available at an acceptable cost. We believe that current credit arrangements are sound and that the strength of our balance sheet affords us the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

Financing available from debt and the sale of accounts receivable as of September 30, 2014, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	195.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.1
Total financing utilized		556.1
Available financing, before restrictions		493.9
Restrictive covenant limitation		78.0
Available financing as of September 30, 2014		$415.9

(1)

The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	September 30,	December 31,
	2014	2013
2013 Credit Agreement	$195.0	$206.8
2013 Note Purchase Agreement	150.0	-
2007 Note Purchase Agreement (2)	-	135.0
Receivables Securitization Program	200.0	190.7
Mortgage & Capital Lease	0.9	1.2
Debt	545.9	533.7
Stockholders’ equity	863.6	825.5
Total capitalization	$1,409.5	$1,359.2

Debt-to-total capitalization ratio	38.7%	39.3%
(2)	The parties to the 2007 Note Purchase Agreement have satisfied their obligations under that agreement. The Company will not issue any new debt under the 2007 Note Purchase Agreement.

We believe that our operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 7, “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 9 “Debt” in our Annual Report on Form 10-K for the year-ended December 31, 2013.

Contractual Obligations

During the nine-month period ended September 30, 2014, contractual obligations increased $18.0 million from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, primarily driven by a new software license and maintenance agreement and renewed building leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first nine months of 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine-month periods ended September 30, 2014 and 2013, the Company repurchased 1,074,574 and 1,353,020 shares of USI’s common stock at an aggregate cost of $43.0 million and $47.5 million, respectively. The Company repurchased 1,074,574 million shares for $43.0 million year-to-date through October 17, 2014. As of that date, the Company had approximately $50.0 million remaining of existing share repurchase authorization from the Board of Directors.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2014 to July 31, 2014	176,499	$40.08	176,499	$54,301,155
August 1, 2014 to August 31, 2014	106,784	40.28	106,784	50,000,029
September 1, 2014 to September 30, 2014	-	-	-	50,000,029
Total Third Quarter	283,283	$-	283,283	$50,000,029

ITEM 6.	EXHIBITS
(a)	Exhibits

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

3.2	Amended and Restated Bylaws of the Company, dated as of July 21, 2014 (Company’s current report on Form 8-K, filed on July 24, 2014)

4.1

Master Note Purchase Agreement, dated as of October 15, 2007, among United Stationers Inc. (“USI”), United Stationers Supply Co. (“USSC”), and the note Purchasers identified therein (Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

4.2

Parent Guaranty, dated as of October 15, 2007, by USI in favor of holders of the promissory notes identified therein (Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

4.3

Subsidiary Guaranty, dated as of October 15, 2007, by Lagasse, Inc., United Stationers Technology Services LLC (“USTS”) and United Stationers Financial Services LLC (“USFS”) in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on November 7, 2007)

10.1*

Third Amendment to Amended and Restated Transfer and Administration Agreement, dated as of July 25, 2014, by United Stationers Receivables, LLC, USSC, USFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch.

10.2*

Equity Purchase Agreement, dated as of September 10, 2014, by USSC, Richard Bell, Lauren R. Bell, Alison R. Bell Keim, Andrew Keim, Chant Tobi, Donald R. Bernhardt, The Bell Family Trust for Lauren Bell, The Bell Family Trust for Alison (Bell) Keim, 6772731 Canada Inc., and Logistics Resource Group, L.P. In accordance with Item 601(b)(2) of Regulation S-K, the schedules and exhibit to the Agreement are not being filed. The Agreement contains a list briefly identifying the contents of all omitted schedules and exhibits and the Company hereby agrees to furnish supplementally a copy of any omitted schedule and exhibits to the Securities and Exchange Commission upon request.

31.1*	Certification of Chief Executive Officer, dated as of October 23, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of October 23, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of October 23, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 23, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: October 23, 2014	/s/ Todd A. Shelton
Todd A. Shelton
Senior Vice President and Chief Financial Officer