Form 10-K
period 2014-12-31
UNITED STATIONERS INC
filed 2015-02-18
CIK 355999

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐     No   ☒

The aggregate market value of the common stock of United Stationers Inc. held by non-affiliates as of June 30, 2014 was approximately $1.468 billion.

On February 13, 2015, United Stationers Inc. had 38,563,203 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of United Stationers Inc.’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders, to be filed within 120 days after the end of United Stationers Inc.’s fiscal year, are incorporated by reference into Part III.

UNITED STATIONERS INC.

FORM 10-K

For The Year Ended December 31, 2014

PART I

ITEM 1.	BUSINESS.

General

United Stationers Inc. is a leading national wholesale distributor of workplace essentials, with consolidated net sales of $5.3 billion. United stocks a broad assortment of over 160,000 products, including technology products, traditional office products, office furniture, janitorial and breakroom supplies, industrial supplies, and automotive aftermarket tools and equipment. The Company’s network of 77 distribution centers allows it to ship products to approximately 30,000 reseller customers, enabling the Company to ship most products overnight to more than 90% of the U.S. and next day delivery to major cities in Mexico and Canada. The Company also has operations in Dubai, United Arab Emirates (UAE). The Company also operates as an online retailer which sells direct to end consumers.

Our strategy is comprised of three key elements:

1) Strengthen our core office, janitorial, and breakroom business with a common operating and IT platform, an aligned customer care and sales team, and advanced digital services,

2) Win online by growing our business-to-business (B2B) sales with major e-commerce players and enabling the online success of our resellers by providing digital capabilities and tools to support them, and

3) Expand and diversify our business into higher growth and higher margin channels and categories.

Execution on these priorities will allow us to become the fastest and most convenient solution for workplace essentials.

Except where otherwise noted, the terms “United” and “the Company” refer to United Stationers Inc. and its consolidated subsidiaries. The parent holding company, United Stationers Inc. (USI), was incorporated in 1981 in Delaware. USI’s only direct wholly owned subsidiary—and its principal operating company—is United Stationers Supply Co. (USSC), incorporated in 1922 in Illinois.

Products

United stocks over 160,000 products in these categories:

Janitorial and Breakroom Supplies. United is a leading wholesaler of janitorial and breakroom supplies throughout the nation. The Company holds over 25,000 items in these lines: janitorial supplies (cleaners and cleaning accessories), breakroom items (food and beverage products), foodservice consumables (such as disposable cups, plates and utensils), safety and security items, and paper and packaging supplies. This product category provided about 27.2% of 2014’s net sales primarily from Lagasse, LLC (Lagasse), a wholly owned subsidiary of USSC.

Technology Products. The Company is a leading national wholesale distributor of computer supplies and peripherals. It stocks over 10,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. United provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and e-commerce merchants. Technology products generated about 27.0% of the Company’s 2014 consolidated net sales.

Traditional Office Products. The Company is one of the largest national wholesale distributors of a broad range of office supplies. It carries approximately 23,000 brand-name and private label products, such as filing and record storage products, business machines, presentation products, writing instruments, paper products, shipping and mailing supplies, calendars and general office accessories. These products contributed approximately 25.0% of net sales during 2014.

Industrial Supplies. United is a leading wholesaler of industrial supplies in the United States and stocks over 100,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items and oil field and welding supplies. With the October 31st, 2014 acquisition of Liberty Bell Equipment Corp., a United States wholesaler of automotive aftermarket tools and supplies, and its affiliates (collectively, MEDCO) including G2S Equipment de Fabrication et d’Entretien ULC, a Canadian wholesaler, United now stocks automotive aftermarket tools and equipment. In 2014, the industrial category accounted for approximately 12.0% of the Company’s net sales.

Office Furniture. United is one of the largest office furniture wholesaler distributors in the nation. It stocks approximately 4,000 products including desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. This product category represented approximately 5.8% of net sales for the year.

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

During 2014, private brand products accounted for approximately 16.0% of United’s net sales.

Customers

United serves a diverse group of approximately 30,000 reseller customers. They include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; automotive aftermarket dealers and wholesalers; and other independent distributors.  One customer, W.B. Mason Co., Inc., accounted for approximately 12% of its 2014 consolidated net sales. No other single customer accounted for more than 10% of 2014 consolidated net sales.

Sales to independent resellers contributed 88% of consolidated net sales. The Company provides its reseller customers with value-added services designed to help them market their products and services while improving operating efficiencies and reducing costs. National accounts comprised 12% of the Company’s 2014 consolidated net sales.

Many of our resellers have online capabilities. The Company also operates as an online retailer which sells direct to end consumers.

Marketing and Customer Support

United’s marketing and customer care capabilities provide value-added services to resellers. The Company provides comprehensive printed catalogs for easy shopping and reference guides to more promotional materials. Extensive digital content and capabilities are provided to better position resellers on the internet. This ranges from a content database digitized for e-commerce to advanced eBusiness capabilities, website development, analytics and digital promotional campaigns. An important component of the value proposition is that the Company produces the printed and digital items on behalf of resellers and collects fees and/or advertising revenue from resellers in return.

United also provides specific services that enable resellers to improve their business model. These services include primary research efforts, brand strategy and development, campaign development, customer segmentation and cost management, and training programs designed to help resellers improve their sales and marketing techniques.

Distribution

United’s distribution network enables the Company to ship most products on an overnight basis to more than 90% of the U.S. and next day delivery to major cities in Mexico and Canada, with an average line fill rate of approximately 97%. United’s domestic operations generated approximately $5.1 billion of its approximate $5.3 billion in 2014 consolidated net sales, with its international operations contributing another $0.2 billion to 2014 net sales. Efficient order processing resulted in a 99.7% order accuracy rate for the year.

The Company’s network of 77 distribution centers are spread across the nation to facilitate delivery. United has a dedicated fleet of approximately 475 trucks. This enables United to make direct deliveries to resellers from regional distribution centers and local distribution points.

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

Purchasing and Merchandising

As a leading wholesale distributor of workplace essentials, United leverages its broad product selection as a key merchandising strategy. The Company orders products from approximately 1,600 manufacturers. Based on United’s purchasing volume it receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2014, the Company’s largest supplier was Hewlett-Packard Company, which represented approximately 16% of the Company’s total purchases.

The Company’s merchandising department is responsible for selecting merchandise and for managing the entire supplier relationship. Product selection is based on three factors: end-consumer acceptance; anticipated demand for the product; and the manufacturer’s total service, price and product quality.

Competition

The markets in which the Company competes are highly competitive. The Company competes with other wholesale distributors and with the manufacturers of the products the Company sells. In addition, the Company competes with warehouse clubs and the business-to-business sales divisions of national business products resellers. United competes primarily on the basis of breadth of product lines, availability of products, speed of delivery, order fill rates, net pricing to customers, and the quality of marketing and other value-added services.

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

Employees

As of February 13, 2015, United employed approximately 6,500 people.

Management believes it has good relations with its associates. Approximately 539 of the shipping, warehouse and maintenance associates at certain of the Company’s Baltimore, Los Angeles and New Jersey distribution centers are covered by collective bargaining agreements. The bargaining agreements in the Los Angeles and New Jersey distribution centers were renegotiated in 2014. The bargaining agreement in Baltimore is scheduled to be renegotiated in August 2015. Additionally, the Company’s warehouse employees in Mexico are covered by a collective bargaining agreement.

Executive Officers Of The Registrant

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
P. Cody Phipps 53, President and Chief Executive Officer

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

Todd A. Shelton 48, Senior Vice President and Chief Financial Officer

Todd A. Shelton was appointed Senior Vice President and Chief Financial Officer in August 2013. Prior to that, Mr. Shelton served as President, United Stationers Supply from September 2010 and President of Lagasse, Inc., a wholly-owned subsidiary of United Stationers Supply Co. Mr. Shelton previously held the position of Chief Operating Officer of Lagasse after joining in 2001 as Vice President, Finance and has held various leadership roles in sales, customer service, operations, and procurement. Before joining Lagasse, Mr. Shelton was a Partner and Vice President at a privately-held manufacturer of retail and medical products. He began his career at Baxter Healthcare with roles in finance, IT, sales and marketing.

Eric A. Blanchard 58, Senior Vice President, General Counsel and Secretary

Eric A. Blanchard has served as the Company’s Senior Vice President, General Counsel and Secretary since January 2006. From November 2002 until December 2005, he served as the Vice President, General Counsel and Secretary at Tennant Company. Previously Mr. Blanchard was with Dean Foods Company where he held the positions of Chief Operating Officer, Dairy Division from January 2002 to October 2002, Vice President and President, Dairy Division from 1999 to 2002 and General Counsel and Secretary from 1988 to 1999.

Timothy P. Connolly 51, President, Business Transformation and Supply Chain

Timothy P. Connolly was named as the Company’s President, Business Transformation and Supply Chain in October 2013. Prior to this position he served as President, Operations and Logistics Services from January 2011 to October 2013. He also previously served as Senior Vice President, Operations from December 2006 until January 2011. From February 2006 to December 2006, Mr. Connolly was Vice President, Field Operations Support and Facility Engineering. He joined the Company in August 2003 as Region Vice President Operations, Midwest. Before joining the Company, Mr. Connolly was the Regional Vice President, Midwest Region for Cardinal Health where he directed operations, sales, human resources, finance, and customer service for one of Cardinal’s largest pharmaceutical distribution centers.

Carole Tomko 60, Senior Vice President, Chief Human Resources Officer

Carole W. Tomko has served as the Company’s Senior Vice President, Chief Human Resources Officer since May 2014. Previously Ms. Tomko was a partner in The Woodmansee Group, an executive search consultancy and human resources consulting firm.  Prior to launching her consulting practice, Ms. Tomko held a variety of critical Human Resource leadership positions with Federated Department Stores, The Standard Register Company, The Chemlawn Corporation and Cardinal Health where she led the human resources function.

Name, Age and Position with the Company	Business Experience

Paul Barrett 56, Chief Operating Officer, Industrial

Paul Barrett was appointed Chief Operating Officer (COO) of the Company’s Industrial business (including ORS and MEDCO) in August 2014.  Mr. Barrett joined USI’s Lagasse business in April of 2007 as Vice President, Sales & Customer Service.  In October 2010, he was promoted to President of Lagasse.  Prior to joining Lagasse, Mr. Barrett served from May 2003 to March 2007 as Senior Vice President & General Manager of Socrates Media, a venture capital owned multi-media print and internet business. Prior to joining Socrates Media, Mr. Barrett was Group Vice President Marketing and Strategy for APAC Customer Services. Prior to joining APAC, Mr. Barrett spent over seventeen years in positions of increasing responsibility in Sales, Marketing and General management with ACCO World Corporation, the Office Products division of Fortune Brands.

Joseph G. Hartsig 51, Senior Vice President, Chief Merchandising Officer

Joseph G. Hartsig joined the Company in November 2013 as Senior Vice President, Merchandising. Prior to joining United Stationers, he was General Merchandising Manager at Sam’s Club, the wholesale club division of Wal-mart, Inc. Prior to joining Sam’s Club, Mr. Hartsig was a Vice President at Motorola, where he spent eight years in consumer technology product management and sales capacities in Illinois and overseas. Previous to Motorola, Mr. Hartsig held various management and marketing positions with  Conagra Foods, Inc., Pillsbury, and S.C. Johnson.

Richard D. Phillips, 44, President, Online and New Channels

Richard D. Phillips joined the Company in January 2013 as President, Online and New Channels. Prior to joining the Company, Mr. Phillips spent 14 years at McKinsey & Company, where he was elected Partner in 2005. Prior to joining McKinsey, he spent six years at Baxter Healthcare in finance and sales.

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

Availability of the Company’s Reports

The Company’s principal Web site address is www.unitedstationers.com. This site provides United’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments and exhibits to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for free as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, copies of these filings (excluding exhibits) may be requested at no cost by contacting the Investor Relations Department:

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

Demand for office products may continue to decline.

The overall demand for certain office products may continue to weaken as consumers increasingly create, share, and store documents electronically, without printing or filing them. If demand continues to decline and United is unable to offset lower aggregate demand by increasing market share for these products, finding new markets for these products, increasing sales of products in other categories, and reducing expenses, the Company’s results of operations and financial condition may be adversely affected.

The loss of one or more significant customers could significantly reduce United’s revenues and profitability.

In 2014 United’s largest customer accounted for approximately 12.0% of net sales and United’s top five customers accounted for approximately 28.1% of net sales. Several of United’s current and potential customers were involved in business combinations in 2014 and the Company expects increased customer consolidation in the future. In February 2015 two of United’s five largest customers announced they intend to merge. Following business combinations, the surviving companies often conduct “requests for proposal” or engage in other supplier reviews, which can result in the companies altering their sourcing relationships. Increasing direct purchases by major customers from manufacturers, as well as the loss of one or more key customers, changes in the sales mix or sales volume to key customers, or a significant downturn in the business or financial condition of any of them could significantly reduce United’s sales and profitability.

United’s operating results depend on employment rates and the strength of the general economy.

The customers that United serves are affected by changes in economic conditions outside the Company’s control, including national, regional, and local slowdowns in general economic activity and job markets. Demand for the products and services the Company offers, particularly in the office product, technology, and furniture categories, is affected by the number of white collar and other workers employed by the businesses United’s customers serve. The persistent high unemployment rates over the last several years have adversely affected United’s results of operations. If employment rates decline, do not grow, or continue to grow at a slow rate, demand for the products the Company sells could be adversely affected.

United may not achieve its growth, cost-reduction, and margin enhancement goals.

United has set goals to improve its profitability over time by reducing expenses, growing sales to existing and new customers, and increasing sales of higher margin products as a percentage of total sales. There can be no assurance that United will achieve its enhanced profitability goals. Factors that could have a significant effect on the Company’s efforts to achieve these goals include the following:

•	Failure to achieve the Company’s revenue and margin growth objectives in its sales channels and product categories;
•	Impact on sales and margins from competitive pricing pressures and customer consolidation;
•	Failure to maintain or improve the Company’s sales mix of higher margin products;
•	Inability to pass along cost increases from United’s suppliers to its customers;
•	Failure to increase sales of United’s private brand products; and
•	Failure of customers to adopt the Company’s product pricing and marketing programs.

United’s repositioning and restructuring activities may result in disruptions with suppliers and customers.

United is in the process of combining its United Stationers Supply division business and its Lagasse, LLC business onto a common platform with common systems and processes. United also is commencing a repositioning and restructuring initiative that includes rebranding United and its major operating businesses, exiting non-strategic channels, reducing its workforce and consolidating some of its distribution facilities. United is implementing these changes to its structure, corporate brand, organization, business processes, and technology systems to address evolving customer and end-user preferences and needs. These activities could disrupt United’s relationships with customers and suppliers or could impair the Company’s ability to timely and accurately record transactions, which could adversely affect the Company’s results of operations and financial condition.

United’s reliance on supplier allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives that are often based on volume contribute significantly to United’s profitability. If United does not comply with suppliers’ terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, United may not earn certain allowances and promotional incentives. Additionally, suppliers may reduce the allowances they pay United if they conclude that the value United creates does not justify the allowances. If United’s suppliers reduce or otherwise alter their allowances or promotional incentives, United’s profit margin for the sale of the products it purchases from those suppliers may decline. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company’s results of operations.

United relies on independent resellers for a significant percentage of its net sales.

Sales to independent resellers account for a significant portion of United’s net sales. Independent resellers compete with national distributors and retailers that have substantially greater financial resources and technical and marketing capabilities. Financial and technical constraints are increasingly challenging as business increasingly shifts online. Over the years, several of the Company’s independent reseller customers have been acquired by competitors or have ceased operation. If United’s customer base of independent resellers declines, the Company’s business and results of operations may be adversely affected.

United operates in a competitive environment.

The Company operates in a competitive environment. The Company competes with other wholesale distributors and with the manufacturers of the products the Company sells. In addition, the Company competes with warehouse clubs and the business-to-business sales divisions of national business products resellers. Competition is based largely upon service capabilities and price, as the Company’s competitors generally offer products that are the same as or similar to the products the Company offers to the same customers or potential customers. These competitive pressures are exacerbated by the ongoing decline in the overall demand for office products. The competitive arena is also increasingly shifting online. The Company’s financial condition and results of operations depend on its ability to compete effectively on price, product selection and availability, marketing support, logistics, and other ancillary services; diversify its product offering; and provide services and capabilities that enable its customers to succeed online.

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

Some manufacturers refuse to sell their products to wholesalers like United. Other manufacturers only allow United to sell their products to specified customers. If changes in key suppliers’ distribution strategies or practices reduce the breadth of products the Company is able to purchase or the number of customers to whom United can sell key products, the Company’s results of operations and financial condition could be adversely affected.

Many of the Company’s independent resellers use third party technology vendors (“3PVs”) to automate their business operations. The 3PVs play an important role in the independent dealer channel, as most purchase orders, order confirmations, stock availability checks, invoices, and advanced shipping notices are exchanged between United and its independent resellers over 3PV networks. The 3PVs also provide e-commerce portals that United’s customers use to transact online business with their customers. If United is unable to transact business with its customers through one or more 3PVs on terms that are acceptable to United, or if a 3PV fails to provide quality services to United’s customers, United’s business, financial condition, and results of operations could be adversely affected.

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

United extends credit to its customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due United could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s trade receivables are generally unsecured or subordinated to other lenders, and many of the Company’s customers are highly leveraged. The extension of credit involves considerable judgment and is based on management’s evaluation of a variety of factors, including customers’ financial condition and payment history, the availability of collateral to secure customers’ receivables, and customers’ prospects for maintaining or increasing their sales revenues. There can be no assurance that United has assessed and will continue to assess the creditworthiness of its existing or future customers accurately.

United must manage inventory effectively while minimizing excess and obsolete inventory.

To maximize supplier allowances and minimize excess and obsolete inventory, United must project end-consumer demand for over 160,000 items in stock. If United underestimates demand for a particular manufacturer’s products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If United overestimates demand, it may have to liquidate excess or obsolete inventory at a price that would produce a lower margin, no margin, or a loss.

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

The security of private information United’s customers provide could be compromised.

Through United’s sales, marketing, and e-commerce activities, the Company collects and stores personally identifiable information and credit card data that customers provide when they buy products or services, enroll in promotional programs, or otherwise communicate with United. United also gathers and retains information about its employees in the normal course of business. United uses vendors to assist with certain aspects of United’s business and, to enable the vendors to perform services for United, the Company shares some of the information provided by customers and employees. Similarly, to enable United to provide goods and services to its customers, United’s customers share with United information their customers provide to them. Loss or breaches in security that result in disclosure of customer or business information by United or its vendors could disrupt the Company’s operations and expose United to claims from customers, financial institutions, regulators, payment card associations, and other persons, any of which could have an adverse effect on the Company’s business, financial condition, and results of operations. In addition, compliance with more stringent privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

The Company is subject to costs and risks associated with laws, regulations, and industry standards affecting United’s business.

United is subject to a wide range of state, federal, and foreign laws and industry standards, including laws and standards regarding labor and employment, government contracting, product liability, the storage and transportation of hazardous materials, privacy and data security, imports and exports, tax, and intellectual property, as well as laws relating to the Company’s international operations, including the Foreign Corrupt Practices Act and foreign tax laws. These laws, regulations, and standards may change, sometimes significantly, as a result of political or economic events. The complex legal and regulatory environment exposes United to compliance and litigation costs and risks that could materially affect United’s operations and financial results.

United’s financial condition and results of operations depend on the availability of financing sources to meet its business needs.

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

The Company’s primary external financing sources terminate or mature in three to six years. If the Company defaults on its obligations under a financing agreement or is unable to obtain or renew financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

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

Unexpected events, such as hurricanes, fire, war, terrorism, and other natural or man-made disruptions, may adversely impact United’s ability to serve its customers and increase the cost of doing business or otherwise impact United’s financial performance. In addition, damage to or loss of use of significant aspects of the Company’s infrastructure due to such events could have an adverse effect on the Company’s operating results and financial condition.

ITEM 1B.	UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.	PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. As of December 31, 2014, the Company’s properties consisted of the following:

Offices. The Company leases approximately 205,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally the Company owns 49,000 square feet of office space in Orchard Park, New York and leases 58,000 square feet of office space in Tulsa, Oklahoma, and 10,000 square feet in Pasadena, California.

Distribution Centers. The Company utilizes 77 distribution centers totaling approximately 12.7 million square feet of warehouse space. Of the 12.7 million square feet of distribution center space, 2.1 million square feet are owned and 10.6 million square feet are leased.

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

Common Stock Information

USI’s common stock is quoted through the NASDAQ Global Select Market (“NASDAQ”) under the symbol USTR. The following table shows the high and low closing sale prices per share for USI’s common stock as reported by NASDAQ:

	High	Low
2014
First Quarter	$45.88	$39.56
Second Quarter	42.18	37.00
Third Quarter	42.49	37.57
Fourth Quarter	43.05	36.72

2013
First Quarter	$39.15	$31.86
Second Quarter	38.74	31.50
Third Quarter	43.90	34.50
Fourth Quarter	46.02	42.24

On February 13, 2015, the closing sale price of Company’s common stock as reported by NASDAQ was $44.16 per share. On February 13, 2015, there were approximately 698 holders of record of common stock. A greater number of holders of USI common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph compares the performance of the Company’s common stock over a five-year period with the cumulative total returns of (1) The NASDAQ Stock Market Index (U.S. companies), and (2) a group of companies included within Value Line’s Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2009 in the Company’s common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

United Stationers (USTR)
NASDAQ (U.S. Companies)
Value Line Office Equipment
$300.00
$200.00
$100.00
$0.00
2009
2010
2011
2012
2013
2014

	2009	2010	2011	2012	2013	2014

United Stationers (USTR)	$100.00	$112.18	$116.38	$112.88	$169.62	$157.98
NASDAQ (U.S. Companies)	$100.00	$117.55	$117.91	$137.29	$183.25	$206.09
Value Line Office Equipment	$100.00	$116.15	$87.43	$82.49	$140.04	$175.83

Common Stock Repurchases

During 2014, the Company repurchased 1.3 million shares of common stock at an aggregate cost of $50.6 million. During 2013, the Company repurchased 1.7 million shares of common stock at an aggregate cost of $62.1 million. On February 11, 2015, the Board of Directors authorized the Company to purchase an additional $100 million of common stock. As of February 13, 2015, the Company had approximately $136.4 million remaining under share repurchase authorizations from its Board of Directors.

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

The following table reports purchases of equity securities during the fourth quarter of fiscal year 2014 by the Company and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2014 to October 31, 2014	-	$-	-	$50,000,029
November 1, 2014 to November 30, 2014	72,867	42.24	72,867	46,921,899
December 1, 2014 to December 31, 2014	108,264	41.35	108,264	42,445,422
Total Fourth Quarter	181,131	$41.71	181,131	$42,445,422

Stock and Cash Dividends

The Company declares and pays dividends on a quarterly basis. During 2013 and 2014, the Company declared and paid a dividend of $0.14 per share per quarter. In the aggregate, the Company declared dividends of $21.8M and $22.4M in 2014 and 2013, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2010 through 2014 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, and reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2014	2013	2012	2011	2010(4)
Income Statement Data:
Net sales	$5,327,205	$5,085,293	$5,080,106	$5,005,501	$4,832,237
Cost of goods sold	4,516,704	4,295,715	4,305,502	4,265,422	4,101,682
Gross profit	810,501	789,578	774,604	740,079	730,555
Operating expenses(1)
Warehousing, marketing and administrative expenses	592,050	580,428	573,693	541,752	520,754
Loss on disposition of business	8,234	-	-	-	-
Operating income	210,217	209,150	200,911	198,327	209,801
Interest expense	16,234	12,233	23,619	27,592	26,229
Interest income	(500)	(593)	(343)	(223)	(237)
Other (income) expense, net(2)	-	-	-	(1,918)	809
Income before income taxes	194,483	197,510	177,635	172,876	183,000
Income tax expense	75,285	74,340	65,805	63,880	70,243
Net income	$119,198	$123,170	$111,830	$108,996	$112,757
Net income per share:
Net income per common share—basic	$3.08	$3.11	$2.77	$2.49	$2.43
Net income per common share—diluted	$3.05	$3.06	$2.73	$2.42	$2.34
Cash dividends declared per share	$0.56	$0.56	$0.53	$0.52	$-
Balance Sheet Data:
Working capital	$981,344	$835,285	$755,578	$767,761	$750,653
Total assets	2,370,217	2,116,194	2,075,204	1,994,882	1,908,663
Total debt(3)	713,909	533,697	524,376	496,757	441,800
Total stockholders’ equity	856,118	825,514	738,092	704,679	759,598
Statement of Cash Flows Data:
Net cash provided by operating activities	$77,133	$74,737	$189,814	$130,363	$114,823
Net cash used in investing activities	(183,633)	(30,273)	(107,266)	(27,918)	(42,745)
Net cash used in provided by financing activities	105,968	(53,060)	(63,457)	(111,929)	(69,355)

(1) 2014—$8.2 million loss on disposition of business. 2013—$13.0 million charge for a workforce reduction and facility closures and a $1.2 million asset impairment charge. 2012—$6.2 million charge for a distribution network optimization and cost reduction program. 2011—$0.7 million reversal of a charge for early retirement/workforce realignment, $4.4 million charge for a transition agreement with the company’s former Chief Executive Officer, and a $1.6 million asset impairment charge. 2010—$11.9 million liability reversal for vacation pay policy change, $8.8 million liability reversal for Retiree Medical Plan termination, and $9.1 million charge for early retirement/workforce realignment.

(2) 2011—a reversal of prior acquisition earn-out and deferred payment liabilities. 2010—an accounting charge to bring prior acquisition earn-out liabilities to fair value.

(3) Total debt includes current maturities where applicable.

(4) 2010 share and per share amounts reflect a two-for-one stock split in May 2011.

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

Company Overview

The Company is a leading supplier of workplace essentials, with 2014 net sales of approximately $5.3 billion. The Company sells its products through a national distribution network of 77 distribution centers to over 30,000 resellers, who in turn sell directly to end consumers.

Our strategy is comprised of three key elements:

1) Strengthen our core office, janitorial, and breakroom business with a common operating and IT platform, an aligned customer care and sales team, and advanced digital services;

2) Win online by growing our business-to-business (B2B) sales with major e-commerce players, and by enabling the online success of our resellers by providing digital capabilities and tools to support them; and

3) Expand and diversify our business into higher growth and higher margin channels and categories.

Execution on these priorities will help us achieve our goal of becoming the fastest and most convenient solution for workplace essentials.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

Recent Results

•

Diluted earnings per share for 2014 were $3.05 compared to $3.06 in 2013. Adjusted earnings per share in 2014 was $3.26 compared to adjusted earnings per share of $3.29 in 2013. Refer to the Adjusted Operating Income, Adjusted Net Income and Adjusted Earnings Per Share table included later in this section for more detail on the adjustments.

•

Sales increased 4.8% to $5.3 billion comprised of organic sales representing 2.9% and the acquisitions of CPO and MEDCO adding 1.9% of the increase. This included 23.4% growth in the industrial supplies product category, with our 2014 acquisitions of CPO and MEDCO accounting for almost 19.0% of the growth. The janitorial and breakroom supplies category sales also grew by over 8.0% versus 2013. Sales in the traditional office product category were up 1.0% over 2013.  These results were impacted by softening market conditions but aided by continued implementation of strategic initiatives including expanding market coverage and growing wholesale penetration in these categories. This growth was partially offset by a decline in technology products of nearly 2.0%. The furniture category sales were down approximately 1.0% compared with the prior year.

•

Gross margin as a percent of sales for 2014 was 15.2% versus 15.5% in 2013. Gross margin included a favorable 10 basis points from acquisitions. Excluding the acquisitions, gross margin declined due to a shift in customer and product mix and higher net freight costs.

•

Operating expenses in 2014 totaled $600.3 million or 11.3% of sales compared with $580.4 or 11.4% of sales in 2013. Adjusted operating expenses in 2014 were $592.0 million or 11.1% of sales, excluding the effects of an $8.2 million charge related to a loss on disposition of MBS Dev. Adjusted operating expenses in 2013 were $566.3 million or 11.1% of sales, which excluded a $13.0 million charge related to workforce reduction and facility closures, and a $1.2 million non-tax deductible asset impairment charge.

•

Operating income in 2014 was $210.2 million or 3.9% of sales, compared with $209.1 million or 4.1% of sales in the prior year. Adjusted operating income was $218.5 million or 4.1% of sales, compared with $223.3 million or 4.4% of sales in 2013, reflecting the lower gross margin rate in 2014.

•

Operating cash flows for 2014 were $77.1 million versus $74.7 million in 2013. 2014 operating cash flows were impacted by increased inventory levels, lower accounts payable and higher accounts receivable. Cash flow used in investing activities for capital expenditures, excluding acquisitions, totaled $25.0 million in 2014 compared with $33.8 million in 2013. Net of cash acquired, we used $161.4 million in 2014 to acquire CPO and MEDCO.

•	During 2014, the Company repurchased 1.3 million shares for $50.6 million and also paid $21.8 million in dividends during the year.
•

The Company had approximately $1.05 billion of total committed debt capacity at December 31, 2014. Outstanding debt at December 31, 2014 and 2013 was $713.9 million and $533.7 million, respectively. Debt-to-total capitalization at the end of 2014 increased to 45.5% from 39.3% for the prior year due to the acquisition of MEDCO in the fourth quarter of 2014.

Repositioning for Sustained Success

2014

•

On May 30, 2014, we acquired CPO, a leading e-retailer of brand name power tools and equipment.  The purchase price was $37.4 million, which includes $5.1 million related to the estimated fair value of contingent consideration which will be paid, to the extent earned based on sales conditions, by the end of the three year earn-out period.  The earn-out payment will be between zero and $10.0 million.  This transaction significantly expanded United’s digital resources and capabilities to support resellers as they transition to an increasingly online environment.  CPO’s expertise will strengthen United’s ability to deliver such features as improved product content, real-time access to inventory and pricing, and digital marketing and merchandising.  CPO also provides an enhanced digital platform to our manufacturing partners.  In 2014, CPO profitability was neutral to earnings per share and operating income.  During the first year of ownership, we expect this acquisition to positively impact gross margin as a percent of sales and to have a slightly accretive impact on earnings per share.

•

On October 31, 2014, we acquired Liberty Bell Equipment Corp, a United States wholesaler of automotive aftermarket tools and supplies, and its affiliates (collectively MEDCO) including G2S Equipment de Fabrication et d'Entretien ULC, a Canadian wholesaler.  The purchase price was $150.0 million, which includes $4.8 million related to the estimated fair value of contingent consideration which will be paid, to the extent earned based on sales and margin conditions, by the end of the three year earn-out period. The earn-out payment will be between zero and $10.0 million. MEDCO advances a key pillar of our strategy, diversification into higher growth and margin channels and categories. In 2014, MEDCO was accretive to earnings per share.  During the first year of ownership, we expect this acquisition to add over $250.0 million in revenue, $13.0 million to $15.0 million of operating income, and be accretive to earnings per share.

•

On December 16, 2014, we sold MBS Dev, a subsidiary focused on software solutions for distribution companies.  In conjunction with this sale, we recognized an $8.2 million loss on the disposition of the business. This consisted of a $9.0 million goodwill impairment and a $0.8 million gain on disposal as the carrying value of the entity was less than the total value of the consideration received.

2015

•

Our initiative to combine the office products and janitorial operating platforms will help us become the fastest most convenient solution for our customers’ workplace essentials through our nationwide distribution network and logistics capabilities, order efficiency with enhanced ecommerce capabilities, broad product portfolio, superior product category knowledge and commercial expertise. Implementation will begin in mid-2015 and will cascade into the first half of 2016. This initiative had a cost of approximately $4.0 million in 2014 and is expected to be approximately $15.0 million in 2015.  Upon completion, we expect operating cost savings through continued network consolidation and reduced expenses of $15.0 to $20.0 million on an annual basis beginning in 2016.

•

Restructuring actions will be taken in 2015 to improve our operational utilization, labor spend and inventory performance.  This will include workforce reductions and facility consolidations, cascading over five quarters beginning in the first quarter of 2015.  The estimated expense impact is approximately $7.0 million in the first quarter of 2015 and approximately $9.0 million for the full year of 2015. We expect these actions will produce cost savings of approximately $6.0 million, for a net cost of $3.0 million, in 2015 and approximately $10.0 million in savings in 2016.

•

Exiting non-strategic channels and categories will continue during 2015 to further align our portfolio of product categories and channels with our strategies. In the first quarter of 2015, we began active sales efforts for a non-strategic subsidiary.  We currently are estimating a $12.0 to $16.0 million non-cash charge in the first quarter of 2015 relating to classifying the entity as held-for-sale, with possible additional impacts during 2015 related to transaction costs and foreign exchange volatility.  This subsidiary had sales of $104.0 million in 2014 and had no impact on earnings per share.

•

We will change our Company name and brand to consistently communicate our purpose and vision.  The non-cash impairment is expected to be approximately $10.0 million in the first quarter of 2015 and $12.0 million for the full year of 2015.

•	As we accelerate our strategy by executing these repositioning actions, we expect the percentage growth of earnings per share to be in the low single-digits in 2015.

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

Supplier Allowances

Supplier allowances are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Receivables related to supplier allowances totaled $124.4 million and $103.2 million as of December 31, 2014 and 2013, respectively.

The majority of the Company’s annual supplier allowances and incentives are variable, based solely on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. Changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements), changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates), or changes in the amount of purchases United makes to attain supplier allowances can create fluctuations in future results.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Accrued customer rebates were $63.2 million and $52.6 million as of December 31, 2014 and 2013, respectively.

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

Allowance for doubtful accounts

Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible. Allowance for doubtful accounts totaled $19.7 million and $20.6 million as of December 31, 2014 and 2013, respectively.

Goodwill and Intangible Assets

The Company tests goodwill for impairment annually as of October and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using forecasted future results and a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.

Prior to the completion of the annual goodwill impairment test for MBS Dev, the Company began negotiating the sale of MBS Dev with third parties and concluded that this change in strategy for MBS Dev was an interim indicator of impairment that necessitated an interim test for goodwill impairment. The Company completed a goodwill impairment test as of the date the assets were classified as held for sale, and used a market approach to determine the fair value of the MBS Dev reporting unit. The fair value of the MBS Dev reporting unit did not exceed its carrying value, requiring the Company to determine the amount of goodwill impairment loss by valuing the entity’s assets and liabilities at fair value and comparing the fair value of the implied goodwill to the carrying value of goodwill. Upon completion of this calculation, the carrying amount of the goodwill exceeded the implied fair value of that goodwill, resulting in a goodwill impairment of $9.0 million. The goodwill impairment was partially offset by the fair value of the consideration received for MBS Dev being in excess of the carrying value, leading to a total loss on disposition of MBS Dev of $8.2 million. The recognized and unrecognized intangible assets were valued using the cost method and return on royalty approach using estimates of forecasted future revenues.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or whenever events or circumstances indicate impairment may have occurred. The Company makes an annual impairment assessment of its intangibles.

As of December 31, 2014 and 2013, the Company’s Consolidated Balance Sheets reflected $398.0 million and $356.8 million of goodwill, and $112.0 million and $65.5 million in net intangible assets, respectively.

Inventory Reserves

The Company also records adjustments to inventory that is obsolete, damaged, defective or slow moving. Inventory is recorded at the lower of cost or market. These adjustments are determined using historical trends such as age of inventory, market demands, customer commitments, and new products introduced to the market. The reserves are further adjusted, if necessary, as new information becomes available; however, based on historical experience, the Company does not believe the estimates and assumptions will have a material impact on the financial statements.

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

Pension Benefits

To select the appropriate actuarial assumptions when determining pension benefit obligations, the Company relied on current market conditions, historical information and consultation with and input from the Company’s outside actuaries. These actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation and healthcare costs. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio. There was no rate of compensation increase in each of the past three fiscal years.

Pension expense for 2014 was $3.6 million, compared to $4.5 million in 2013 and $5.7 million in 2012. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2014 of approximately $2.4 million and increased the year-end projected benefit obligation by $41.1 million. Additionally, a one percentage point decrease in the expected rate of return assumption would have resulted in an increase in the net periodic benefit cost for 2014 of approximately $1.6 million. See Note 11 “Pension Plans and Defined Contribution Plan” for more information.

Results for the Years Ended December 31, 2014, 2013 and 2012

The following table presents the Consolidated Statements of Income as a percentage of net sales:

	Years Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	84.8	84.5	84.8
Gross margin	15.2	15.5	15.2
Operating expenses:
Warehousing, marketing and administrative expenses	11.3	11.4	11.3
Operating income	3.9	4.1	4.0
Interest expense, net	0.3	0.2	0.5
Other (income) expense, net	—	—	—
Income from continuing operations before income taxes	3.6	3.9	3.5
Income tax expense	1.4	1.5	1.3
Net income	2.2%	2.4%	2.2%

Adjusted Operating Income and Diluted Earnings Per Share

The following table presents Adjusted Operating Income, Adjusted Net Income and Adjusted Diluted Earnings Per Share for the years ended December 31, 2014 and 2013 (in thousands, except share data). The 2014 results exclude the effect of an $8.2 million loss on disposition of business. This loss was not fully recognizable for tax purposes in 2014.  The 2013 results exclude the effects of a $13.0 million charge related to workforce reductions and facility closures and a $1.2 million non-tax deductible asset impairment charge. The 2012 results exclude the effect of a $6.2 million charge related to workforce reductions and facility closures. See “Comparison of Results for the Years Ended December 31, 2014 and 2013” and “Comparison of Results for the Years Ended December 31, 2013 and 2012” below for more detail. Generally Accepted Accounting Principles require that the effects of these items be included in the Consolidated Statements of Income. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results and to the results of the prior year and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2014		2013		2012
		% to		% to		% to
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Net Sales	$5,327,205	100.0%	$5,085,293	100.0%	$5,080,106	100.0%
Gross profit	$810,501	15.2%	$789,578	15.5%	$774,604	15.2%
Operating expenses	$600,284	11.3%	$580,428	11.4%	$573,693	11.3%
Workforce reduction and facility closure charge	-	-	(12,975)	(0.3%)	(6,247)	(0.1%)
Asset impairment charge	-	-	(1,183)	(0.0%)	-	-
Loss on disposition of business	(8,234)	(0.2%)	-	-	-	-
Adjusted operating expenses	$592,050	11.1%	$566,270	11.1%	$567,446	11.2%
Operating income	$210,217	3.9%	$209,150	4.1%	$200,911	4.0%
Operating expense item noted above	8,234	0.2%	14,158	0.3%	6,247	0.1%
Adjusted operating income	$218,451	4.1%	$223,308	4.4%	$207,158	4.1%
Net income	$119,198		$123,170		$111,830
Operating expense item noted above, net of tax	8,234		9,227		3,873
Adjusted net income	$127,432		$132,397		$115,703
Diluted earnings per share	$3.05		$3.06		$2.73
Per share operating expense item noted above	0.21		0.23		0.09
Adjusted diluted earnings per share	$3.26		$3.29		$2.82
Weighted average number of common shares - diluted	39,130		40,236		40,991

Comparison of Results for the Years Ended December 31, 2014 and 2013

Net Sales. Net sales for the year ended December 31, 2014 were approximately $5.3 billion, a 4.8% increase from $5.1 million in sales during 2013. The following table shows net sales by product category for 2014 and 2013 (in thousands):

	Years Ended December 31
	2014 (1)	2013 (1)
Janitorial and breakroom supplies	$1,448,528	$1,336,182
Technology products	1,437,721	1,462,756
Traditional office products	1,331,797	1,314,456
Industrial supplies	638,752	517,810
Office furniture	309,003	311,403
Freight revenue	121,933	105,567
Other	39,471	37,119
Total net sales	$5,327,205	$5,085,293

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income. All percentage changes described below are based on the reclassified amounts.

Sales in the janitorial and breakroom supplies product category increased 8.4% in 2014 compared with 2013. For the first time, this category now represents the largest percentage of the Company’s consolidated net sales, accounting for 27.2% of net sales in 2014. Growth in this category was driven by increased sales of janitorial and breakroom products in nearly all channels as enhanced product lines were launched.  Incremental sales from becoming the primary supplier to Office Depot’s janitorial business beginning in 2014 accounted for 2.0% of the increase in sales.

Sales in the technology products category decreased in 2014 by 1.7% versus 2013. This category accounted for 27.0% of net sales in 2014. Early in the fourth quarter of 2013 our largest product line manufacturer adopted a new distribution policy that restricts wholesalers, including the Company, to resell its products only to certain authorized resellers.  In the fourth quarter of 2014, additional restrictions in this supplier’s distribution policy went into effect, again decreasing the amount of authorized resellers for their products. This new distribution policy resulted in a decline in our sales of the manufacturer’s products.  Offsetting these declines was increased business with certain large customers and the addition of new business.

Sales of traditional office products increased in 2014 by 1.3% versus 2013. Traditional office supplies represented 25.0% of the Company’s consolidated net sales in 2014. Within this category, higher sales of cut-sheet paper, continued double-digit growth in sales to e-tailers, and a rebound in government spending were partially offset by the continued effects of workplace digitization which is lowering overall consumption. In addition, there were lower sales due to being named the second-call office products supplier for Office Depot’s office products’ business in 2014, after being the primary supplier of a portion of its business in prior years. We estimate this impact, net of the incremental sales from janitorial products, to be a $0.14 to $0.22 reduction in earnings per share in 2015.

Industrial supplies sales in 2014 increased 23.4% compared with the prior year. Sales of industrial supplies accounted for 12.0% of the Company’s net sales in 2014. Sales growth in industrial supplies was largely driven by the acquisitions of CPO in May of 2014 and MEDCO in October of 2014. Organic industrial sales grew 4.7% and were driven by the Company’s Value of Wholesale (VOW) initiatives.  Additionally in 2014, the Company became the exclusive distributor for a major safety buying group.

Office furniture sales in 2014 decreased 0.8% compared with 2013. Office furniture accounted for 5.8% of the Company’s 2014 consolidated net sales. Sales declines in this category were driven by lower sales to the independent dealer channel and certain national accounts.

The remainder of the Company’s consolidated 2014 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for 2014 was $810.5 million, compared with $789.6 million in 2013. Gross profit as a percentage of net sales (the gross margin rate) for 2014 was 15.2%, as compared with 15.5% for 2013. The gross margin rate was favorably impacted 10 bps from our acquisitions. Excluding the acquisitions, gross margin declined due to unfavorable product margin (11 bps) including an unfavorable product category and customer mix and higher net freight costs (20 bps).

Operating Expenses. Operating expenses in 2014 were $600.3 million or 11.3% as a percent of sales for the year, compared with $580.4 million or 11.4% in 2013. Operating expenses were unfavorably impacted 10 bps from our acquisitions. Excluding the acquisitions, adjusted operating expense decreased due a decline in variable management compensation expense from the prior year (10 bps) and a reduction in health-care expenses (5 bps) offset by approximately $4.0 million in higher costs related to the Company’s initiative to combine our office product and janitorial/breakroom platforms.

Interest Expense, net. Net interest expense for 2014 was $15.7 million, compared with $11.6 million in 2013. This increase was primarily driven by the increase in outstanding debt over the prior year as well as the issuance of seven-year notes in January 2014 which replaced floating rate debt with long-term fixed rate debt.

Income Taxes. Income tax expense was $75.3 million in 2014, compared with $74.3 million in 2013. The Company’s effective tax rate was 38.7% and 37.6% in 2014 and 2013, respectively. This increase was driven by the tax impact of the sale of MBS Dev in the fourth quarter of 2014.

Net Income. Net income for 2014 was $119.2 million and diluted earnings per share were $3.05, compared to 2013 net income of $123.2 million and diluted earnings per share of $3.06. Included in the 2014 results are the effects of an $8.2 million charge related to loss on disposition of a business. This loss was not fully recognizable for tax in 2014.  Included in the 2013 results are a $13.0 million pre-tax charge related to a workforce reduction and facility closure program and $1.2 million non-tax deductible asset impairment charge. Excluding these non-operating items, adjusted net income for 2014 and 2013 were $127.4 million and $132.4 million, respectively. Adjusted diluted earnings per share were $3.26 and $3.29 for 2014 and 2013, respectively.

Comparison of Results for the Years Ended December 31, 2013 and 2012

Net Sales. Net sales for the year ended December 31, 2013 were approximately $5.1 billion, even with 2012 sales. The following table shows net sales by product category for 2013 and 2012 (in thousands):

	Years Ended December 31
	2013 (1)	2012 (1)
Technology products	$1,462,756	$1,558,568
Janitorial and breakroom supplies	1,336,182	1,281,806
Traditional office products	1,314,456	1,373,399
Industrial supplies	517,810	409,266
Office furniture	311,403	323,390
Freight revenue	105,567	99,319
Other	37,119	34,358
Total net sales	$5,085,293	$5,080,106
(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income. All percentage changes described below are based on the reclassified amounts.

Sales in the technology products category decreased in 2013 by 6.1% versus 2012. This category represented the largest percentage of the Company’s consolidated net sales, accounting for 28.8% of net sales of 2013. Sales declines in this category reflected the de-emphasis in sales of certain low profit portions of our business as we executed our margin improvement initiatives. Additionally, early in the fourth quarter of 2013 our largest product line manufacturer adopted a new distribution policy that allowed wholesalers like us to re-sell its products only to certain authorized resellers. This new distribution policy resulted in lower sales of the manufacturer’s products.

Sales in the janitorial and breakroom supplies product category increased 4.2% in 2013 compared with 2012. This category accounted for 26.3% of the Company’s 2013 consolidated net sales. This growth was driven by increased sales of janitorial and breakroom products in nearly all channels as existing customers leverage the Company’s broader offerings to expand their business.

Sales of traditional office products decreased in 2013 by 4.3% versus 2012. Traditional office supplies represented 25.8% of the Company’s consolidated net sales in 2013. Within this category, ongoing workplace digitization, slow job growth, a conservative outlook by small business owners, and softer demand from the government and public sector negatively impacted consumption.

Industrial supplies sales in 2013 increased 26.5% compared with the prior year. Sales of industrial supplies accounted for 10.2% of the Company’s net sales in 2013. Sales growth in industrial supplies was largely driven by the acquisition of OKI in November of 2012.

Office furniture sales in 2013 decreased 3.7% compared with 2012. Office furniture accounted for 6.1% of the Company’s 2013 consolidated net sales. Sales declines in this category were driven by lower sales to the independent dealer channel and certain national accounts.

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

Net Income. Net income for 2013 was $123.2 million and diluted earnings per share were $3.06, compared to 2012 net income of $111.8 million and diluted earnings per share of $2.73. Included in the 2013 results are a $13.0 million pre-tax charge related to a workforce reduction and facility closure program and $1.2 million non-tax deductible asset impairment charge. Excluding these non-operating items, adjusted net income for 2013 was $132.4 million and adjusted diluted earnings per share were $3.29. Included in the 2012 results is a $6.2 million pre-tax charge related to distribution network optimization and cost reduction program. Excluding this charge, adjusted net income was $115.7 million and adjusted diluted earnings per share were $2.82 in 2012. Earnings per share growth was driven by higher operating income and a reduction in interest expense.

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

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	December 31,	December 31,
	2014	2013
2013 Credit Agreement	$363.0	$206.8
2013 Note Purchase Agreement	150.0	-
2007 Note Purchase Agreement (1)	-	135.0
Receivables Securitization Program	200.0	190.7
Mortgage & Capital Lease (2)	0.9	1.2
Debt	713.9	533.7
Stockholders’ equity	856.1	825.5
Total capitalization	$1,570.0	$1,359.2

Debt-to-total capitalization ratio	45.5%	39.3%

(1) The parties to the 2007 Note Purchase Agreement have satisfied their obligations under that agreement. The Company will not issue any new debt under the 2007 Note Purchase Agreement

(2) As part of the acquisition of OKI in 2012, the Company acquired a mortgage on the headquarters of the Canadian subsidiary. This mortgage was paid in full on January 31, 2015.

This increase in the debt-to-capitalization ratio at December 31, 2014 is related to the acquisition of MEDCO in the fourth quarter of 2014.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2014, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (3)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	363.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (3)	200.0
Outstanding letters of credit	11.1
Total financing utilized		724.1
Available financing, before restrictions		325.9
Restrictive covenant limitation		-
Available financing as of December 31, 2014		$325.9
(3)

The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The 2013 Credit Agreement, the 2013 Note Purchase Agreement and the Amended and Restated Transfer and Administration Agreement (each as defined in Note 9 “Debt” in the Notes to the Consolidated Financial Statements) prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00 (4.00 to 1.00 or 3.75 to 1.00 for the first four fiscal quarters following certain acquisitions). The 2013 Credit Agreement and the 2013 Note Purchase Agreement also impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00. The Company was in compliance with all applicable financial covenants at December 31, 2014.

The 2013 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of December 31, 2014 and 2013.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 9 “Debt” in the Notes to the Consolidated Financial Statements, for further descriptions of the provisions of our financing facilities.

Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2014 (in millions):

	Payment due by period
Contractual obligations	2015	2016 & 2017	2018 & 2019	Thereafter	Total
Debt	$-	$-	$563	$150	$713
Fixed interest payments on long-term debt(1)	1	1	1	-	3
Operating leases	50	77	48	29	204
Purchase obligations	5	6	1	-	12
Acquisition related future payments	-	6	-	-	6
Total contractual cash obligations	$56	$90	$613	$179	$938

(1)

The Company has entered into interest rate swap transactions on a portion of its long-term debt. The fixed interest payments noted in the table are based on the notional amounts and fixed rates inherent in the swap transactions and related debt instruments. For more detail see Note 17, “Derivative Financial Instruments,” in the Notes to the Consolidated Financial Statements.

On December 10, 2014, the Company’s Board of Directors approved a $2 million cash contribution to the Company’s Union pension plan which was funded in January 2015. Additional fundings, if any, for 2015 have not yet been determined.

At December 31, 2014, the Company had a liability for unrecognized tax benefits of $3.2 million as discussed in Note 13, “Income Taxes”, and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

Refer to Note 9, “Debt”, in the Notes to the Consolidated Financial Statements, for further descriptions of the provisions of our financing facilities.

Cash Flows

Cash flows for the Company for the years ended December 31, 2014, 2013 and 2012 are summarized below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$77,133	$74,737	$189,814
Net cash used in investing activities	(183,633)	(30,273)	(107,266)
Net cash used in financing activities	105,968	(53,060)	(63,457)

Cash Flows From Operations

Net cash provided by operating activities for 2014 totaled $77.1 million versus $74.7 million in 2013. Current period operating cash flows was impacted primarily by the timing of higher inventory levels related to strategic inventory purchases, a decrease in accounts payable, and higher accounts receivable.

Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 was $183.6 million, $30.3 million, and $107.3 million, respectively. Gross capital spending for 2014, 2013 and 2012 was $25.0 million, $33.8 million and $32.8 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including several facility projects. Additionally, cash used in 2014 and 2012 included $161.4 million $75.3 million, respectively, for acquisitions. We expect $30.0 million to $35.0 million in capital expenditures in 2015.

Cash Flows From Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreements, the acquisition of businesses, the acquisition or issuance of treasury stock, and quarterly dividend payments that were initiated in 2011.

Net cash provided by financing activities for 2014 totaled $106.0 million, compared to net cash used in financing activities for 2013 and 2012 totaling $53.1 million, and $63.5 million, respectively. Cash outflows from financing activities in 2014 included the repurchase of shares at a cost of $50.0 million and the payment of cash dividends of $21.8 million. In February 2015, the Board of Directors authorized an additional $100.0 million common stock repurchase program.

Seasonality

See the information under the heading “Seasonality” in Part I, Item 1 of this Annual Report on Form 10-K.

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers’ price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company’s customers. Conversely, when manufacturers’ prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company’s net sales, gross margins and net income. See the information under the heading “Comparison of Results for the Years Ended December 31, 2014 and 2013” in Part I, Item 7 of this Annual Report on Form 10-K for further analysis on these changes in prices in 2014.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The update also requires additional financial statement disclosures about discontinued operations as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The updated guidance is effective prospectively for years beginning on or after December 15, 2014. In the fourth quarter of 2014, the Company elected to early adopt this guidance. This guidance was applied in the analysis of the accounting treatment of our fourth quarter 2014 divestiture of MBS Dev.

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

Interest Rate Risk

The Company’s exposure to interest rate risk is principally limited to the Company’s outstanding debt at December 31, 2014 and 2013 of $713.9 million and $533.7 million, respectively. As of December 31, 2014 and 2013, the Company had $563.0 and $532.5 million of outstanding debt with interest based on variable market rates. See Note 2, “Summary of Significant Accounting Policies”, and Note 17, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of December 31, 2014 and 2013, the overall weighted average effective borrowing rate, excluding the impact of commitment fees, of the Company’s debt was 1.9% and 1.3%, respectively. A 50 basis point movement in interest rates would result in a $2.1 million increase or decrease in annualized interest expense, on a pre-tax basis, and upon cash flows from operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 in relation to the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment. That assessment was supported by testing and monitoring performed both by the Company’s Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 27 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of United Stationers Inc.

We have audited United Stationers Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). United Stationers Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Management Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Stationers Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 17, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of United Stationers Inc.

We have audited the accompanying consolidated balance sheets of United Stationers Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Stationers Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Stationers Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 17, 2015

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2014	2013	2012
Net sales	$5,327,205	$5,085,293	$5,080,106
Cost of goods sold	4,516,704	4,295,715	4,305,502
Gross profit	810,501	789,578	774,604
Operating expenses:
Warehousing, marketing and administrative expenses	592,050	580,428	573,693
Loss on disposition of business	8,234	-	-
Operating income	210,217	209,150	200,911
Interest expense	16,234	12,233	23,619
Interest income	(500)	(593)	(343)
Income before income taxes	194,483	197,510	177,635
Income tax expense	75,285	74,340	65,805
Net income	$119,198	$123,170	$111,830
Net income per share - basic:
Net income per share - basic	$3.08	$3.11	$2.77
Average number of common shares outstanding - basic	38,705	39,650	40,337
Net income per share - diluted:
Net income per share - diluted	$3.05	$3.06	$2.73
Average number of common shares outstanding - diluted	39,130	40,236	40,991

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$119,198	$123,170	$111,830
Other comprehensive (loss) income, net of tax
Unrealized translation adjustment	(5,262)	(901)	1,567
Minimum pension liability adjustments	(17,044)	13,194	(4,645)
Unrealized interest rate swap adjustments	(597)	1,584	5,719
Total other comprehensive (loss) income, net of tax	(22,903)	13,877	2,641
Comprehensive income	$96,295	$137,047	$114,471

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$20,812	$22,326
Accounts receivable, less allowance for doubtful accounts of $19,725 in 2014 and $20,608 in 2013	702,527	643,379
Inventories	926,809	830,295
Other current assets	30,042	29,255
Total current assets	1,680,190	1,525,255
Property, plant and equipment, at cost
Land	13,105	13,185
Buildings	62,370	62,235
Fixtures and equipment	331,163	318,013
Leasehold improvements	29,841	28,860
Capitalized software costs	91,624	83,026
Total property, plant and equipment	528,103	505,319
Less: accumulated depreciation and amortization	389,886	362,269
Net property, plant equipment	138,217	143,050
Intangible assets, net	111,958	65,502
Goodwill	398,042	356,811
Other long-term assets	41,810	25,576
Total assets	$2,370,217	$2,116,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$485,241	$476,113
Accrued liabilities	192,792	191,531
Current maturities of long-term debt	851	373
Total current liabilities	678,884	668,017
Deferred income taxes	17,763	29,552
Long-term debt	713,058	533,324
Other long-term liabilities	104,394	59,787
Total liabilities	1,514,099	1,290,680
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2014 and 2013	7,444	7,444
Additional paid-in capital	412,291	411,954
Treasury stock, at cost – 35,719,041 shares in 2014 and 34,714,083 shares in 2013	(1,042,501)	(998,234)
Retained earnings	1,541,675	1,444,238
Accumulated other comprehensive loss	(62,791)	(39,888)
Total stockholders’ equity	856,118	825,514
Total liabilities and stockholders’ equity	$2,370,217	$2,116,194

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
As of December 31, 2011	74,435,628	7,444	(32,281,847)	(908,667)	409,190	(56,406)	1,253,118	704,679
Net income	-	-	-	-	-	-	111,830	111,830
Unrealized translation adjustments	-	-	-	-	-	1,567	-	1,567
Minimum pension liability adjustments, net of tax benefit of $2,847	-	-	-	-	-	(4,645)	-	(4,645)
Unrealized benefit on interest rate swaps, net of tax loss of $3,505	-	-	-	-	-	5,719	-	5,719
Other comprehensive income	-	-	-	-	-	2,641	111,830	114,471
Cash dividend declared, $0.53 per share	-	-	-	-	-	-	(21,511)	(21,511)
Acquisition of treasury stock	-	-	(2,454,037)	(69,908)	-	-	-	(69,908)
Stock compensation	-	-	619,664	15,355	(4,994)	-	-	10,361
As of December 31, 2012	74,435,628	7,444	(34,116,220)	(963,220)	404,196	(53,765)	1,343,437	738,092
Net income	-	-	-	-	-	-	123,170	123,170
Unrealized translation adjustments	-	-	-	-	-	(901)	-	(901)
Minimum pension liability adjustments, net of tax loss of $8,397	-	-	-	-	-	13,194	-	13,194
Unrealized benefit on interest rate swaps, net of tax loss of $1,008	-	-	-	-	-	1,584	-	1,584
Other comprehensive income	-		-	-	-	13,877	123,170	137,047
Cash dividend declared, $0.56 per share	-	-	-	-	-	-	(22,369)	(22,369)
Acquisition of treasury stock	-	-	(1,684,365)	(62,056)	-	-	-	(62,056)
Stock compensation	-	-	1,086,502	27,042	7,758	-	-	34,800
As of December 31, 2013	74,435,628	7,444	(34,714,083)	(998,234)	411,954	(39,888)	1,444,238	825,514
Net income	-	-	-	-	-	-	119,198	119,198
Unrealized translation adjustments	-	-	-	-	-	(5,262)	-	(5,262)
Minimum pension liability adjustments, net of tax benefit of $10,853	-	-	-	-	-	(17,044)	-	(17,044)
Unrealized benefit on interest rate swaps, net of tax loss of $380	-	-	-	-	-	(597)	-	(597)
Other comprehensive income	-	-	-	-	-	(22,903)	119,198	96,295
Cash dividend declared, $0.56 per share	-	-	-	-	-	-	(21,761)	(21,761)
Acquisition of treasury stock	-	-	(1,255,705)	(50,591)	-	-	-	(50,591)
Stock compensation	-	-	250,747	6,324	337	-	-	6,661
As of December 31, 2014	74,435,628	7,444	(35,719,041)	(1,042,501)	412,291	(62,791)	1,541,675	856,118

See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$119,198	$123,170	$111,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,381	32,153	29,994
Amortization of intangible assets	8,623	6,985	6,083
Share-based compensation	8,195	10,808	8,746
Loss (gain) on the disposition of property, plant and equipment	1,155	(57)	122
Amortization of capitalized financing costs	859	1,021	995
Excess tax benefits related to share-based compensation	(1,214)	(3,977)	(648)
Loss on disposition of business	8,234	-	-
Asset impairment charge	-	1,183	-
Deferred income taxes	(6,367)	(3,921)	(6,713)
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable, net	(16,529)	14,735	21,820
(Increase) decrease in inventory	(30,319)	(66,627)	10,374
(Increase) decrease in other assets	(2,898)	(4,224)	21,105
(Decrease) increase in accounts payable	(42,093)	(40,634)	16,264
Increase (decrease) in checks in-transit	1,368	21,348	(32,008)
Increase (decrease) in accrued liabilities	1,276	(3,648)	276
(Decrease) increase in other liabilities	(4,736)	(13,578)	1,574
Net cash provided by operating activities	77,133	74,737	189,814
Cash Flows From Investing Activities:
Capital expenditures	(24,994)	(33,789)	(32,787)
Proceeds from the disposition of property, plant and equipment	2,767	3,516	775
Acquisitions, net of cash acquired	(161,406)	-	(75,254)
Net cash used in investing activities	(183,633)	(30,273)	(107,266)

Cash Flows From Financing Activities:
Net borrowings (repayments) under revolving credit facility	155,911	(31,378)	(123,633)
Borrowings under Receivables Securitization Program	9,300	40,700	150,000
Repayment of debt	(135,000)	-	-
Proceeds from the issuance of debt	150,000	-	-
Net (disbursements) proceeds from share-based compensation arrangements	(2,863)	19,895	864
Acquisition of treasury stock, at cost	(49,982)	(62,056)	(69,908)
Payment of cash dividends	(21,789)	(22,309)	(21,285)
Excess tax benefits related to share-based compensation	1,214	3,977	648
Payment of debt issuance costs	(823)	(1,889)	(143)
Net cash provided by (used in) financing activities	105,968	(53,060)	(63,457)
Effect of exchange rate changes on cash and cash equivalents	(982)	3	45
Net change in cash and cash equivalents	(1,514)	(8,593)	19,136
Cash and cash equivalents, beginning of period	22,326	30,919	11,783
Cash and cash equivalents, end of period	$20,812	$22,326	$30,919
See notes to Consolidated Financial Statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent United Stationers Inc. (“USI”) with its wholly owned subsidiary United Stationers Supply Co. (“USSC”), and USSC’s subsidiaries (collectively, “United” or the “Company”). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of USI and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading national wholesale distributor of workplace essentials, with net sales of approximately $5.3 billion for the year ended December 31, 2014. The Company stocks over 160,000 items on a national basis from over 1,600 manufacturers. These items include a broad spectrum of technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. The Company sells its products through a national distribution network of 77 distribution centers to its approximately 30,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; aftermarket automotive supply distributors and retailers; other independent distributors and end consumers. Many resellers have online capabilities. The Company also operates as an online retailer which sells direct to end consumers.

Acquisition of O.K.I. Supply Co.

During the fourth quarter of 2012, USSC completed the acquisition of all of the capital stock of O.K.I. Supply Co. (OKI), a welding, safety and industrial products wholesaler. This acquisition was completed at a purchase price of $90.0 million. The purchase price included a $4.5 million indemnification reserve, which was paid in the fourth quarter of 2014. In total, the purchase price, net of cash acquired, was $79.8 million. The acquisition extends the Company’s position as the leading pure-wholesale industrial distributor in the United States and brings expanded categories and services to customers. The purchase was financed through the Company’s existing debt agreements.

OKI contributed $20.5 million to the Company’s 2012 net financial sales after its acquisition on November 1, 2012. Had the OKI acquisition been completed as of the beginning of 2012, the Company’s unaudited pro forma net sales for the year ended December 31, 2012 would have been $5.2 billion and unaudited pro forma net income for the year ended December 31, 2012 would have been $112.6 million.

Acquisition of CPO Commerce, Inc.

On May 30, 2014, USSC completed the acquisition of CPO, a leading online retailer of brand name power tools and equipment. The acquisition of CPO significantly expanded the Company’s digital resources and capabilities to support resellers as they transition to an increasingly online environment. CPO’s expertise will strength United’s ability to offer features like improved product content, real-time access to inventory and pricing, digital marketing and merchandising, and an enhanced digital platform to our manufacturing partners.

The purchase price was $37.4 million, including $5.1 million related to the estimated fair value of contingent consideration which is based upon the achievement of certain sales targets during a three-year period immediately following the acquisition date. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. Any changes to the estimated fair value after the original purchase accounting is completed will be recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs. The Company financed the 100% stock acquisition with borrowings under the Company’s available committed bank facilities.

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

At December 31, 2014, the preliminary allocation of the purchase price is as follows (amounts in thousands):

Purchase Price, net of cash acquired…………………..		$31,825
Preliminary Allocation of Purchase Price:
Accounts receivable……………………………………	$(2,658)
Inventories……………………………………………..	(13,051)
Other current assets…………………………………….	(307)
Property, plant and equipment…………………………	(488)
Intangible assets………………………………………..	(12,800)
Total assets acquired……………………………….		(29,304)
Trade accounts payable………………………………..	17,124
Accrued liabilities……………………………………..	2,130
Deferred taxes…………………………………………	3,282
Other long-term liabilities…………………………….	51
Total liabilities assumed……………………………		22,587
Goodwill………………………………………………		$25,108

The purchased identifiable intangible assets are as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$5,200	3 years
Trademark	7,600	15 years
Total	$12,800

Any changes to the preliminary allocation of the purchase price, some of which may be material, will be allocated to residual goodwill.

The impact of CPO on the Company’s 2014 net financial sales was immaterial. Had the CPO acquisition been completed as of the beginning of 2012, the Company’s unaudited pro forma net sales and net income for the twelve-month periods ending December 31, 2014, 2013, and 2012 would not have been materially impacted.

Acquisition of MEDCO

On October 31, 2014, USSC completed the acquisition of all of the capital stock of Liberty Bell Equipment Corp., a United States wholesaler of automotive aftermarket tools and equipment, and its affiliates (collectively, MEDCO) including G2S Equipment de Fabrication et d’Entretien ULC, a Canadian wholesaler. MEDCO advances a key pillar of the Company’s strategy, diversification into higher growth and margin channels and categories. It also brings expanded categories and services to customers.

The purchase price was $150.0 million, including $4.8 million related to the estimated fair value of contingent consideration which is based upon the achievements of certain sales and EBITDA targets over the next three years as well as $6.0 million reserved as a payable upon completion of an eighteen month indemnification period. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. Any changes to the estimated fair value after the original purchase accounting is completed will be recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs. This acquisition was funded through a combination of cash on hand and cash available under the Company’s committed bank facility.

The Company has developed a preliminary estimate of the fair value of assets acquired and liabilities assumed for purposes of allocating the purchase price. The estimate is subject to change as the valuation activities are completed. The fair value of the assets and liabilities acquired were estimated using various valuation methods including estimated selling price, a market approach, and discounted cash flows using both an income and cost approach.

At December 31, 2014, the preliminary allocation of the purchase price is as follows (amounts in thousands):

Purchase Price, net of cash acquired…………………..		$145,471
Preliminary Allocation of Purchase Price:
Accounts receivable……………………………………	$(44,732)
Inventories……………………………………………..	(54,656)
Other current assets…………………………………….	(1,299)
Property, plant and equipment…………………………	(4,408)
Deferred Income tax assets…………………………….	(1,615)
Other assets……………………………………………..	(442)
Intangible assets………………………………………..	(44,070)
Total assets acquired……………………………….		(151,222)
Trade accounts payable………………………………..	32,383
Accrued liabilities……………………………………..	3,830
Other long-term liabilities…………………………….	52
Total liabilities assumed……………………………		36,265
Goodwill………………………………………………		$30,514

The purchased identifiable intangible assets are as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$40,030	4-15 years
Trademarks	4,040	3-15 years
Total	$44,070

Any changes to the preliminary allocation of the purchase price, some of which may be material, will be allocated to residual goodwill.

MEDCO contributed $36.3 million to the Company’s 2014 net sales after its acquisition on October 31, 2014. Had the MEDCO acquisition been completed as of the beginning of 2012, the Company’s unaudited pro forma net sales for the years ended December 31, 2014, 2013, and 2012 would have been $5.5 billion, $5.3 billion, and $5.3 billion respectively and the Company’s unaudited pro forma net income for the years ended December 31, 2014, 2013, and 2012 would have been $125.0 million, $129.0 million, and $119.2 million, respectively.

Divestiture of MBS Dev, Inc.

During the fourth quarter of 2014, the Company completed the sale of MBS Dev, Inc. (“MBS Dev”), a software solutions provider to business products resellers which the Company had acquired in the first quarter of 2010. In conjunction with the sale, United recognized a loss on disposition of MBS Dev.  See Note 4 “Goodwill and Intangible Assets” and Note 15 “Fair Value of Financial Instruments” for further information.

Investments

In the fourth quarter of 2013, the Company impaired the remaining investment of $1.2 million in its minority interest in the capital stock of a managed print services and technology solution business that was acquired in 2010. This charge and the Company’s share of the earnings and losses of this investment are included in the Operating Expenses section of the Consolidated Statements of Income.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Receivables related to supplier allowances totaled $124.4 million and $103.2 million as of December 31, 2014 and 2013, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

The majority of the Company’s annual supplier allowances and incentives are variable, based solely on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The remaining portion of the Company’s annual supplier allowances and incentives are fixed and are earned based primarily on supplier participation in specific Company advertising and marketing publications. Fixed allowances and incentives are taken to income through cost of goods sold as inventory is sold. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Accrued customer rebates were $63.2 million and $52.6 million as of December 31, 2014 and 2013, respectively, are included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

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

Shipping and handling costs billed to customers are treated as revenues and recognized at the time title to the product has transferred to the customer. Freight costs are included in the Company’s Consolidated Financial Statements as a component of cost of goods sold and are not netted against shipping and handling revenues. Net sales do not include sales tax charged to customers.

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

Share-Based Compensation

At December 31, 2014, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. See Note 3 “Share-Based Compensation” to the Consolidated Financial Statements for more information.

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

Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. See Note 4 “Goodwill and Intangible Assets” to the Consolidated Financial Statements.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or whenever events or circumstances indicate impairment may have occurred. See Note 4 “Goodwill and Intangible Assets” to the Consolidated Financial Statements.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of (1) the term of the lease or (2) the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2014, any capital leases to which the Company is a party are immaterial to the Company’s financial statements.

Inventories

Approximately 74% and 76% of total inventory as of December 31, 2014 and 2013, respectively has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $118.6 million and $112.4 million higher than reported as of December 31, 2014 and 2013, respectively. The annual change in the LIFO reserve as of December 31, 2014, 2013 and 2012 resulted in a $6.2 million increase, a $4.6 million increase and an $11.7 million increase, respectively, in cost of goods sold.

The change in the LIFO reserve in 2014 included a LIFO liquidation relating to decrements in four of the Company’s five LIFO pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $6.0 million which was more than offset by LIFO expense of $12.2 million related to current inflation for an overall net increase in cost of sales of $6.2 million.

The change in the LIFO reserve in 2013 included a LIFO liquidation relating to a decrement in the Company’s technology LIFO pool. This decrement resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $0.6 million which was more than offset by LIFO expense of $5.2 million related to current inflation for an overall net increase in cost of sales of $4.6 million.

The change in the LIFO reserve for 2012 included the LIFO liquidation impact relating to decrements in the Company’s office products and technology LIFO pools. These decrements resulted in the liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. These liquidations resulted in LIFO income of $3.3 million which was more than offset by LIFO expense of $15.0 million related to current inflation for a net increase in cost of sales of $11.7 million.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $43.3 million and $38.0 million remaining in inventory as of December 31, 2014 and December 31, 2013, respectively.

Pension Benefits

Calculating the Company’s obligations and expenses related to its pension requires selection and use of certain actuarial assumptions. As more fully discussed in Note 11 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, mortality rates, and rates of increase in compensation and healthcare costs. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2014 was $3.6 million, compared to $4.5 million and $5.7 million in 2013 and 2012, respectively.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2014, and 2013, outstanding checks totaling $62.1 million and $60.8 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

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

Software Capitalization

The Company capitalizes internal use software development costs in accordance with guidance on accounting for costs of computer software developed or obtained for internal use. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed ten years. Capitalized software is included in “Property, plant and equipment” on the Consolidated Balance Sheets. The total costs are as follows (in thousands):

	As of December 31,
	2014	2013
Capitalized software development costs	$91,624	$83,026
Accumulated amortization	(65,951)	(59,257)
Net capitalized software development costs	$25,673	$23,769

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

All derivatives are recognized on the balance sheet date at their fair value. The Company’s outstanding derivative at December 31, 2014 was in a net liability position and was included in “Other Long-Term Liabilities” on the Consolidated Balance Sheet. As of December 31, 2013, the outstanding derivative was in a net asset position and is included in “Other Long-Term Assets” on the Consolidated Balance Sheet.

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

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge then hedge accounting is discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities. This has not occurred as all cash flow hedges contain no ineffectiveness. See Note 17, “Derivative Financial Instruments”, for further detail.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The update also requires additional financial statement disclosures about discontinued operations as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The updated guidance is effective prospectively for years beginning on or after December 15, 2014. In the fourth quarter of 2014, the Company elected to early adopt this guidance. This guidance was applied in the analysis of the accounting treatment of our fourth quarter 2014 divestiture of MBS Dev.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

3. Share-Based Compensation

Overview

As of December 31, 2014, the Company has two active equity compensation plans. A description of these plans is as follows:

Nonemployee Directors’ Deferred Stock Compensation Plan

Pursuant to the United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense of $0.1 million, $0.1 million, and $0.2 million, respectively. As of

December 31, 2014, 2013 and 2012 the accumulated number of stock units outstanding under this plan was 43,082; 56,737; and 62,421; respectively.

Amended and Restated 2004 Long-Term Incentive Plan (“LTIP”)

In May 2011, the Company’s shareholders approved the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include stock options, stock appreciation rights, full value awards, cash incentive awards and performance-based awards. Key associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted stock options.

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Pre-tax expense	$8,195	$10,808	$8,746
Tax effect	(3,114)	(4,108)	(3,323)
After tax expense	$5,081	$6,700	$5,423
Denominator:
Denominator for basic shares—Weighted average shares	38,705	39,650	40,337
Denominator for diluted shares—Adjusted weighted average shares and the effect of dilutive securities	39,130	40,236	40,991
Net expense per share:
Net expense per share—basic	$0.13	$0.17	$0.13
Net expense per share—diluted	$0.13	$0.17	$0.13

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

	As of December 31,		Year ended December 31,
	Outstanding	Exercisable	Exercised
2014	$6,092	$4,543	$537
2013	9,897	6,262	13,676
2012	8,420	8,420	2,380

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

	As of December 31,	Year ended December 31,
	Outstanding	Vested
2014	$45,928	$10,976
2013	47,780	12,414
2012	40,222	8,812

The aggregate intrinsic values summarized in the tables above are based on the closing sale price per share for the Company’s Common Stock on the last day of trading in each year which was $42.16, $45.89, and $30.99 per share for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, the aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of the last day of trading in each year.

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

	2014	2013
Weighted average expected term	5.6		5.6
Expected volatility	39.12%	40.01 -	40.49%
Weighted average volatility	39.12%		40.48%
Weighted average expected dividends	1.24%		1.46%
Risk-free rate	1.75%	0.76 -	1.62%

Stock options granted in 2014 and 2013 vest at the end of 2.25 years and 3 years, respectively, and have a term of 10 years. Previously issued stock options generally vested in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. As of December 31, 2014, there was $2.5 million of unrecognized compensation cost related to stock option awards granted. The cost is expected to be recognized over a weighted-average period of 1.25 years. In 2014, there were 5,538 stock options granted. In 2013, there were 585,189 stock options granted. There were no stock options granted during 2012.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the last three years:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2014	Price	2013	Price	2012	Price
Options outstanding—January 1	812,160	$33.70	1,371,850	$24.86	1,715,380	$24.62
Granted	5,538	45.89	585,189	38.71	-	-
Exercised	(32,610)	24.43	(1,065,920)	24.69	(217,634)	18.69
Cancelled	(57,710)	38.74	(78,959)	38.69	(125,896)	32.35
Options outstanding—December 31	727,378	$33.81	812,160	$33.70	1,371,850	$24.86
Number of options exercisable	273,320	$25.54	305,930	$25.42	1,371,850	$24.86

The following table summarizes outstanding and exercisable options granted under the Company’s equity compensation plans as of December 31, 2014:

		Remaining
		Contractual
Exercise Prices	Outstanding	Life (Years)	Exercisable
20.00 - 25.00	178,382	1.4	178,382
25.01 - 30.00	92,692	2.7	92,692
30.01 - 35.00	2,246	2.4	2,246
35.01 - 40.00	448,520	8.3	-
40.01 - 50.00	5,538	9.0	-
Total	727,378	5.9	273,320

Restricted Stock and Restricted Stock Units

The Company granted 253,042 shares of restricted stock and 176,717 restricted stock units (“RSUs”) during 2014. During 2013, the Company granted 181,916 shares of restricted stock and 166,348 RSUs. During 2012, the Company granted 461,512 shares of restricted stock and 245,737 RSUs. The restricted stock granted in each period generally vests in three equal annual installments on the anniversaries of the date of the grant. The majority of the RSUs granted in 2014, 2013, and 2012 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative net income or economic profit performance against target economic profit goals. The performance-based RSUs granted in 2014 and 2013 have a minimum and maximum payout of zero to 200%. The performance-based RSUs granted in 2012 have a minimum and maximum payout of zero to 150%. Included in the 2014, 2013, and 2012 grants were 271,594, 194,517, and 426,064 shares of restricted stock and RSUs granted to employees who were not executive officers, as of December 31, 2014, 2013 and 2012, respectively. In addition, there were 20,664, 23,898, and 41,051 shares of restricted stock and RSUs granted to non-employee directors during the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, respectively, there were also 137,501, 129,849, and 240,134 shares of restricted stock and RSUs granted to executive officers. The restricted stock granted to executive officers vests with respect to each officer in annual increments over three years provided that the following conditions are satisfied: (1) the officer is still employed as of the anniversary date of the grant; and (2) the Company’s cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $0.50 per diluted share as defined in the officers’ restricted stock agreement. As of December 31, 2014, there was $12.9 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs granted. The cost is expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes restricted stock and RSU transactions for the last three years.

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted Stock and RSUs	2014	Fair Value	2013	Fair Value	2012	Fair Value
Nonvested—January 1	1,041,189	$31.24	1,297,906	$28.61	1,002,125	$26.42
Granted	429,759	40.52	348,264	38.28	707,249	27.84
Vested	(237,739)	41.59	(323,159)	37.02	(324,345)	22.00
Cancelled	(143,835)	34.04	(281,822)	30.04	(87,123)	28.16
Nonvested—December 31	1,089,374	$31.23	1,041,189	$31.24	1,297,906	$28.61

4. Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1 as well as between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the test completed in 2014, the Company concluded that the fair value of each of the reporting units, excluding MBS Dev, was in excess of the carrying value. The Company makes a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company applied this qualitative approach to one of its four reporting units. Two of the other four reporting units were evaluated for impairment using the market based and/or the discounted cash flow approach to determine fair value. At the Company’s annual impairment test date of October 1, 2014, the Company concluded for three of the four reporting units that goodwill was not impaired as prescribed by related accounting guidance.

Prior to the completion of the annual goodwill impairment test for MBS Dev, the Company began negotiating the sale of MBS Dev with third parties and concluded that this change in strategy for MBS Dev was an interim indicator of impairment that necessitated an interim test for goodwill impairment. The Company completed a goodwill impairment test as of the date the assets were classified as held for sale, and used a market approach to determine the fair value of the MBS Dev reporting unit. The fair value of the MBS Dev reporting unit did not exceed its carrying value, requiring the Company to determine the amount of goodwill impairment loss by valuing the entity’s assets and liabilities at fair value and comparing the fair value of the implied goodwill to the carrying value of goodwill. Upon completion of this calculation, the carrying amount of the goodwill exceeded the implied fair value of that goodwill, resulting in a goodwill impairment of $9.0 million. The goodwill impairment was partially offset by the fair value of the consideration received for MBS Dev being in excess of the carrying value, leading to a total loss on disposition of MBS Dev of $8.2 million.  The recognized and unrecognized intangible assets were valued using the cost method and relief from royalty approach using estimates of forecasted future revenues.

Indefinite lived intangible assets are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the testing completed in 2014 and no changes in circumstances in the fourth quarter of 2014, intangible values exceeded their book value. In the fourth quarter of 2012, it was determined that a trade name acquired in a past acquisition was no longer in use and therefore was fully impaired. The Company wrote off the value of this indefinite lived intangible, $0.7 million, in the fourth quarter of 2012 and included this amount within operating expenses in the Consolidated Statement of Income and within depreciation and amortization in the Consolidated Statement of Cash Flows.

As of December 31, 2014 and 2013, the Company’s Consolidated Balance Sheets reflected $398.0 million and $356.8 million of goodwill, and $112.0 million and $65.5 million in net intangible assets, respectively.

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2013	$356,811
Acquisition of CPO	25,108
Acquisition of MEDCO	30,514
Impairment of MBS Dev Goodwill	(9,034)
MBS Dev divestiture	(4,599)
Currency translation adjustment	(758)
Goodwill, balance as of December 31, 2014	$398,042

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of past acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during 2014 or 2013. Amortization of intangible assets purchased as part of these acquisitions totaled $8.6 million, $7.0 million, and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accumulated amortization of intangible assets as of December 31, 2014 and 2013 totaled $45.2 million and $38.8 million, respectively.

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	December 31, 2014				December 31, 2013
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$125,761	$(41,123)	$84,638	16	$84,470	$(36,232)	$48,238	17
Non-compete agreements	4,672	(2,364)	2,308	4	4,700	(1,952)	2,748	4
Trademarks	14,428	(1,716)	12,712	13	2,890	(674)	2,216	5
Total	$144,861	$(45,203)	$99,658		$92,060	$(38,858)	$53,202
Intangible assets not subject to amortization
Trademarks	12,300	-	12,300	n/a	12,300	-	12,300	n/a
Total	$157,161	$(45,203)	$111,958		$104,360	$(38,858)	$65,502

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets (in thousands):

Year	Amounts
2015	$13,943
2016	13,360
2017	11,296
2018	7,521
2019	5,749

The Company’s industry is changing rapidly and is being shaped by digitalization of work and office, the blurring of its traditional channels, a massive marketing shift to online away from brick and mortar stores, and the convergence of Business-to-Business and

Business-to-Consumer.  As a result, the Company is executing actions to reposition itself for success and to continue to give its customers what they need to succeed.  A key action in the repositioning was the approval of a rebranding plan in February 2015. This rebranding plan will be presented for stockholder approval in the proxy statement for the 2015 annual meeting of stockholders. At December 31, 2014, the Company held approximately $12.0 million in intangible assets related to brand names; the Company expects to substantially reduce its use of these brand names as a result of the rebranding.  Accordingly, the Company anticipates in the first quarter of 2015 that certain indefinite lived intangible assets will become definite lived and there will be a reduction to the useful lives of certain other intangible assets.  The Company anticipates recording a non-cash impairment charge during the first quarter of 2015 of approximately $10.0 million and an impact of $12.0 million for the full year 2015 related to impairment and amortization of these intangibles.

The Company will also continue to exit non-strategic channels and categories during 2015 to further align with its strategies.  In February 2015, the Company approved a plan to sell a subsidiary in Mexico. The Company will actively market the entity as an asset sale and plans to dispose of the entity by the end of 2015.  In conjunction with the classification as held-for-sale, in accordance with ASC 205, the Company is currently estimating a non-cash loss related to the revaluation of these assets of $12.0 million to $16.0 million in the first quarter of 2015. The Company anticipates additional impacts during 2015 related to transaction expenses and foreign exchange volatility. As of December 31, 2014, the Company had $9.4 million recognized in Accumulated Other Comprehensive Income related to the subsidiary’s deferred foreign exchange loss.

As of December 31, 2014, the carrying amounts of the Mexican subsidiary by major classes of assets and liabilities included in the Consolidated Balance Sheet are as follows (in thousands):

Amount
ASSETS
Current assets:
Cash and cash equivalents	$1,288
Accounts receivable, less allowance for doubtful accounts	9,355
Inventories	14,757
Other current assets	261
Total current assets	25,661
Property, plant and equipment, at cost
Fixtures and equipment	589
Capitalized software costs	109
Total property, plant and equipment	698
Less: accumulated depreciation and amortization	576
Net property, plant equipment	122
Goodwill	4,621
Other assets	658
Total assets	$31,062

LIABILITIES
Current liabilities:
Accounts payable	5,242
Accrued liabilities	1,651
Total current liabilities	6,893
Other long-term liabilities	7
Total liabilities	$6,900

5. Severance and Restructuring Charges

Commencing in the first quarter of 2015 and continuing through the first quarter of 2016, the Company plans to implement a workforce reduction and certain facility closures. The Company is currently estimating the impact of these activities to be approximately $7.0 million in the first quarter of 2015 and an additional $2.0 million in the remainder of 2015 for a total 2015 expense of approximately $9.0 million.

During the first quarter of 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. These actions were substantially completed in 2013. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction-related expenses of $13.2 million which were included in operating expenses. Cash outflows for these actions occurred primarily during 2013 and 2014 and will continue into 2015. Cash outlays associated with these charges were $3.9 million and $8.6 million during 2014 and 2013, respectively. During 2014 and 2013, the Company reversed a portion of these charges totaling $0.3 million and $1.4 million, respectively. As of December 31, 2014 and 2013, the Company had accrued liabilities for these actions of $0.2 million and $4.4 million, respectively.

During the first quarter of 2012, the Company approved a distribution network optimization and cost reduction program. This program was substantially completed in the first quarter of 2012 and the Company recorded a $6.2 million pre-tax charge in that period in connection with these actions. The pre-tax charge is comprised of facility closure expenses of $2.6 million and severance and related expense of $3.6 million which were included in operating expenses. Cash outlays associated with facility closures and severance in 2014 were zero and $0.2 million, respectively. Cash outlays associated with facility closures and severance in 2013 were $0.6 million and $1.1 million, respectively. Cash outlays associated with facility closures and severance in 2012 were $2.1 million and $1.9 million, respectively. During 2012, the Company reversed a portion of these severance charges totaling $0.3 million. As of December 31, 2014 and 2013, the Company had accrued liabilities for these actions of zero and $0.2 million, respectively.

6. Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the year ended December 31, 2014 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2013	$(6,661)	$871	$(34,098)	$(39,888)
Other comprehensive (loss) income before reclassifications	(5,262)	(1,063)	(19,400)	(25,725)
Amounts reclassified from AOCI	-	466	2,356	2,822
Net other comprehensive (loss) income	(5,262)	(597)	(17,044)	(22,903)
AOCI, balance as of December 31, 2014	$(11,923)	$274	$(51,142)	$(62,791)

The following table details the amounts reclassified out of AOCI into the income statement during the twelve-month period ending December 31, 2014 respectively:

	Amount Reclassified From AOCI
	For the Twelve
	Months Ended
	December 31,	Affected Line Item In The Statement
Details About AOCI Components	2014	Where Net Income is Presented
Gain on interest rate swap cash flow hedges, before tax	$751	Interest expense, net
	(285)	Tax provision
	$466	Net of tax
Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	$3,856	Warehousing, marketing and administrative expenses
	(1,500)	Tax provision
	2,356	Net of tax
Total reclassifications for the period	$2,822	Net of tax

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 0.5 million,

0.5 million, and 0.5 million shares of common stock were outstanding at December 31, 2014, 2013, and 2012, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income	$119,198	$123,170	$111,830
Denominator:
Denominator for basic earnings per share -
weighted average shares	38,705	39,650	40,337
Effect of dilutive securities:
Employee stock options and restricted units	425	586	654
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive
securities	39,130	40,236	40,991
Net income per share:
Net income per share - basic	$3.08	$3.11	$2.77
Net income per share - diluted	$3.05	$3.06	$2.73

Common Stock Repurchases

As of December 31, 2014 the Company had $42.4 million remaining on its current Board authorization to repurchase USI common stock. In February 2015, the Board of Directors authorized the Company to purchase an additional $100 million of common stock. In 2014 and 2013, the Company repurchased 1,255,705 and 1,684,365 shares of USI’s common stock at an aggregate cost of $50.6 million and $62.1 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During 2014, 2013 and 2012, the Company reissued 250,747, 1,086,502, and 619,664 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Based on the factors referenced above, management has determined that the Company has five operating segments, Supply/Lagasse, ORS Nasco, CPO, Automotive (comprised of the Company’s newly acquired entity, MEDCO) and MBS Dev. Supply/Lagasse also includes operations in Mexico conducted through a USSC subsidiary, Azerty de Mexico, which has been consolidated into the operating segment. ORS Nasco includes operations in Canada and Dubai, UAE.  The Automotive operating segment includes operations in Canada.  For the years ended December 31, 2014, 2013 and 2012, the Company’s net sales from its foreign operations totaled $151.3 million, $138.2 million and $112.5 million, respectively. As of December 31, 2014, 2013, and 2012, long-lived assets of the Company’s foreign operations totaled $42.5 million, $13.8 million, and $13.1 million, respectively.

Management has also concluded that three of the Company’s operating segments (Supply/Lagasse, ORS Nasco, and Automotive) meet all of the aggregation criteria required by the accounting guidance. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including margins and earnings before interest and taxes, and (5) regulatory environment. This aggregate presentation reflects management’s approach to assessing performance and allocating resources. MBS Dev and CPO do not meet the materiality thresholds for reporting individual segments and have therefore been combined with the other operating segments.

The Company’s product offerings may be divided into the following primary categories: (i) traditional office products, which include writing instruments, paper products, organizers and calendars and various office accessories; (ii) technology products such as computer supplies and peripherals; (iii) office furniture, such as desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education government, healthcare and professional services; (iv) janitorial and breakroom supplies, which includes janitorial and breakroom supplies, foodservice consumables, safety and security items, and paper and packaging supplies; and (v) industrial supplies which includes hand and power tools, safety and security supplies, janitorial equipment and supplies, welding products, and automotive aftermarket tools and equipment. In 2014, the Company’s largest supplier was Hewlett-Packard Company which represented approximately 16% of its total purchases. No other supplier accounted for more than 10% of the Company’s total purchases.

The Company’s customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers, other independent distributors and end consumers. The Company had one customer, W.B. Mason Co., Inc., which constituted approximately 12% of its 2014 consolidated net sales. No other single customer accounted for more than 10% of the 2014 consolidated net sales. The following table shows net sales by product category for 2014, 2013 and 2012 (in thousands):

	Years Ended December 31
	2014 (1)	2013 (1)	2012 (1)
Janitorial and breakroom supplies	$1,448,528	$1,336,182	$1,281,806
Technology products	1,437,721	1,462,756	1,558,568
Traditional office products	1,331,797	1,314,456	1,373,399
Industrial supplies	638,752	517,810	409,266
Office furniture	309,003	311,403	323,390
Freight revenue	121,933	105,567	99,319
Other	39,471	37,119	34,358
Total net sales	$5,327,205	$5,085,293	$5,080,106
(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Income.

9. Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, the 2013 Credit Agreement, the 2007 Note Purchase Agreement, and the Receivables Securitization Program (each of which are defined below) contain restrictions on the use of cash transferred from USSC to USI.

Debt consisted of the following amounts (in millions):

	As of	As of
	December 31, 2014	December 31, 2013

2013 Credit Agreement	$363.0	$206.8
2013 Note Purchase Agreement	150.0	-
2007 Note Purchase Agreement	-	135.0
Receivables Securitization Program	200.0	190.7
OKI Mortgage & Capital Lease	0.9	1.2
Total	$713.9	$533.7

As of December 31, 2014, 79.0% of the Company’s outstanding debt, excluding capital leases, was priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). As of December 31, 2014, the overall weighted average effective borrowing rate, excluding the impact of commitment fees, of the Company’s debt was 1.9%. At December 31, 2014, 58.0% of the Company’s debt was unhedged and a 50 basis point movement in interest rates would result in a $2.1 million change in annualized interest expense, on a pre-tax basis, and upon cash flows from operations.

Receivables Securitization Program

The Company’s accounts receivable securitization program (“Receivables Securitization Program” or the “Program”) provides maximum financing of up to $200 million. The parties to the program are USI, USSC, United Stationers Receivables, LLC (“USR”), and United Stationers Financial Services (“USFS”) and PNC Bank, National Association and the Bank of Tokyo – Mitsubishi UFJ, Ltd New York Branch (the “Investors”). The Program is governed by the following agreements:

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

The receivables sold to the Investors remain on USI’s Consolidated Balance Sheets, and amounts advanced to USR by the Investor or any successor Investors are recorded as debt on USI’s Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on USI’s Consolidated Statements of Income. As of December 31, 2014 and December 31, 2013, $360.3 million and $355.4 million, respectively, of receivables had been sold to the Investors. As of December 31, 2014, USR had $200.0 million outstanding under the Program. As of December 31, 2013, USR had $190.7 million outstanding under the Program.

Credit Agreement and Other Debt

On October 15, 2007, USI and USSC entered into a Master Note Purchase Agreement (the “2007 Note Purchase Agreement”) with several purchasers. Pursuant to the 2007 Note Purchase Agreement, USSC issued and sold $135 million of floating rate senior secured notes due October 15, 2014 at par in a private placement (the “Series 2007-A Notes”). Interest on the Series 2007-A Notes was payable quarterly in arrears at a rate per annum equal to three-month LIBOR plus 1.30%, beginning January 15, 2008. The parties to the 2007 Note Purchase Agreement have satisfied their obligations under that agreement. The Company will not issue any new debt under the 2007 Note Purchase Agreement.

On November 25, 2013, USI and USSC, entered into a Note Purchase Agreement (the “2013 Note Purchase Agreement”) with the note purchasers identified therein (collectively, the “Note Purchasers”). Pursuant to the 2013 Note Purchase Agreement, USSC issued and the Note Purchasers purchased an aggregate of $150 million of senior secured notes due January 15, 2021 (the “2014 Notes”). The issuance of the 2014 Notes occurred on January 15, 2014. USSC used the proceeds from the sale of the 2014 Notes to repay the Series 2007-A Notes and to reduce borrowings under the 2013 Credit Agreement, which is described below. Interest on the 2014 Notes is payable semi-annually at a rate per annum equal to 3.75%. At the time USSC priced the 2014 Notes, USSC terminated the June 2013 Swap Transaction (as described in Note 17 “Derivative Financial Instruments”). After giving effect to the impact of terminating the June 2013 Swap Transaction, the effective per annum interest rate on the 2014 Notes is 3.66%. The full principal amount of the 2014 Notes matures on January 15, 2021. If USSC elects to prepay some or all of the 2014 Notes prior to January 15, 2021, USSC will be obligated to pay a Make-Whole Amount calculated as set forth in the Agreement.

On July 8, 2013, the Company and USSC entered into a Fourth Amended and Restated Five-Year Revolving Credit Agreement (the “2013 Credit Agreement”) with JPMorgan Chase Bank, National Association, as Agent, and the lenders identified therein. The 2013 Credit Agreement extended the maturity date of the loan agreement to July 6, 2018.

The 2013 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of December 31, 2014 and 2013. Subject to the terms and conditions of the 2013 Credit Agreement, USSC may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1.05 billion.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. As of December 31, 2014, the applicable margin for LIBOR-based loans was 1.25% and for Alternate Base Rate loans was 0.25%. In addition, USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

Subject to the terms and conditions of the 2013 Credit Agreement, USSC is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2013 Credit Agreement plus up to $200 million under the Company’s Receivables Securitization Program and up to $135 million in replacement or refinancing of the 2013 Note Purchase Agreement.

USSC has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 17, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

Obligations of USSC under the 2013 Credit Agreement and the 2014 Notes are guaranteed by USI and certain of USSC’s domestic subsidiaries. USSC’s obligations under these agreements and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets other than real property and certain accounts receivable already collateralized as part of the Receivables Securitization Program.

The 2013 Credit Agreement, the 2014 Notes and the Amended and Restated Transfer and Administration Agreement prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00 (3.75 to 1.00 or 4.00 to 1.00 for the first four fiscal quarters following certain acquisitions). The 2013 Credit Agreement and the 2013 Note Purchase Agreement also impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00.

The 2013 Credit Agreement, the 2014 Notes, and the Amended and Restated Transfer and Administration Agreement contain additional representations and warranties, covenants and events of default that are customary for these types of agreements. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Transfer and Administration Agreement contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

Debt maturities as of December 31, 2014, were as follows (in millions):

Year	Amount
2015	$0.9
2016	-
2017	-
2018	563.0
Thereafter	150.0
Total	$713.9

10. Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2014 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Operating
Year	Leases
2015	$49,778
2016	42,854
2017	33,693
2018	25,676
2019	22,178
Thereafter	29,469
Total required lease payments	203,648

Operating lease expense was approximately $45.1 million, $46.3 million, and $48.5 million in 2014, 2013 and 2012, respectively.

11. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2014, the Company has pension plans covering approximately 2,600 of its active associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Beginning in 2009, benefits were frozen in the plans covering non-union employees. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31 as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

The following table sets forth the plans’ changes in Projected Benefit Obligation for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Benefit obligation at beginning of year	$183,069	$196,521
Service cost—benefit earned during the period	1,069	1,479
Interest cost on projected benefit obligation	8,960	8,379
Union plan amendments	1,736	-
Actuarial (gain) loss	35,054	(16,373)
Benefits paid	(5,802)	(6,937)
Benefit obligation at end of year	$224,086	$183,069

The increase in projected benefit obligation during 2014 relates to the use of newly issued mortality assumptions released by the Society of Actuaries (“RP-2014”) and a reduction in the assumed discount rate. The use of RP-2014 increased the projected benefit obligation by $8.6 million. The accumulated benefit obligation for the plan as of December 31, 2014 and 2013 totaled $224.1 million and $183.1 million, respectively.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans’ assets for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Fair value of plan assets at beginning of year	$162,250	$145,563
Actual return on plan assets	15,323	10,624
Company contributions	2,000	13,000
Benefits paid	(5,802)	(6,937)
Fair value of plan assets at end of year	$173,771	$162,250

The Company’s pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2014 and 2013, by asset category are as follows:

Asset Category	2014	2013
Cash	1.1%	1.2%
Equity securities	29.6%	29.2%
Fixed income	45.4%	42.5%
Real assets	13.6%	16.6%
Hedge funds	10.3%	10.5%
Total	100.0%	100.0%

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

The Company’s defined benefit plan assets are measured at fair value on a recurring basis and are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. The target allocations for the non-union plan assets are 50.0% fixed income, 26.0% equity securities, 14.0% real assets, and 10.0% hedge funds. The target allocations for the union plan assets are 20.0% fixed income, 50.0% equity securities, 20.0% real assets and 10.0% hedge funds. Equity securities include investments in large cap and small cap corporations located in the U.S. and a mix of both international and emerging market corporations. Fixed Income securities include investment grade bonds and U.S. treasuries. Other types of investments include commodity futures, Real Estate Investment Trusts (REITs) and hedge funds.

Fair values for equity and fixed income securities are primarily based on valuations for identical instruments in active markets.

The fair values of the Company’s pension plan assets at December 31, 2014 and 2013 by asset category are as follows:

Fair Value Measurements at

December 31, 2014 (in thousands)

			Quoted Prices In	Significant	Significant
			Active Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs
Asset Category		Total	(Level 1)	(Level 2)	(Level 3)
Cash		$1,831	$1,831
Equity Securities
U.S. Large Cap	(a)	18,612	18,612
International Large Value	(c)	16,791	16,791
Emerging Markets	(d)	9,653	9,653
U.S. Small Value Fund	(e)	5,274	5,274
U.S. Small Growth Fund	(f)	1,123	1,123
Fixed Income
U.S. Fixed Income	(g)	78,886	78,886
Real Assets
Domestic Real Estate	(h)	13,870	13,870
Commodities	(i)	9,789	9,789
Hedge Funds
Hedge Funds	(j)	17,941		17,941
Total		$173,770	$155,829	$17,941	$-

Fair Value Measurements at

December 31, 2013 (in thousands)

			Quoted Prices In	Significant	Significant
			Active Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs
Asset Category		Total	(Level 1)	(Level 2)	(Level 3)
Cash		$1,888	$1,888
Equity Securities
U.S. Large Cap	(a)	17,380	17,380
International Large Core	(b)	7,650	7,650
International Large Value	(c)	7,598	7,598
Emerging Markets	(d)	8,502	8,502
U.S. Small Value Fund	(e)	5,058	5,058
U.S. Small Growth Fund	(f)	1,211	1,211
Fixed Income
U.S. Fixed Income	(g)	69,070	69,070
Real Assets
Domestic Real Estate	(h)	11,638	11,638
Commodities	(i)	15,246	15,246
Hedge Funds
Hedge Funds	(j)	17,009		17,009
Total		$162,250	$145,241	$17,009	$-

(a)	A separately managed, diversified portfolio consisting of publically traded large cap stocks. The portfolio is predominately comprised of U.S. companies but may also hold international company stock.
(b)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled outside the U.S. and includes companies located in emerging market countries.

(c) A daily valued open-ended mutual fund. This fund invests in common stocks of companies domiciled in countries outside of the U.S.

(d)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled in emerging market countries.
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

(i) A daily valued mutual fund investment. This fund combines a commodities position, typically through swap agreements, with a portfolio of inflation indexed bonds and other fixed income securities. The commodities position is constructed to track the performance of the Dow Jones UBS Commodity Index.

(j)

A separately managed fund of hedge funds. This fund seeks attractive risk-adjusted returns through investments in a well-diversified group of managers that employ a variety of unique investment strategies. It targets low volatility and low correlation to traditional asset classes. This fund may allocate its assets among a select group of non-traditional portfolio managers that invest or trade in a wide range of securities and other instruments, including, but not limited to: equities and fixed income securities, currencies, commodities, futures contracts, options and other derivative instruments.  This fund was sold prior to December 31, 2014 but the transaction did not settle until January 2015.

Plan Funded Status

The following table sets forth the plans’ funded status as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Funded status of the plan	$(50,316)	$(20,820)
Unrecognized prior service cost	3,166	1,613
Unrecognized net actuarial loss	79,502	53,158
Net amount recognized	$32,352	$33,951

Amounts Recognized in Consolidated Balance Sheets

	2014	2013
Accrued benefit liability	$(50,316)	$(20,820)
Accumulated other comprehensive income	82,668	54,771
Net amount recognized	$32,352	$33,951

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 for pension and supplemental benefit plans includes the following components (in thousands):

	Pension Benefits
	For the Years Ended December 31,
	2014	2013	2012
Service cost - benefit earned during the period	$1,069	$1,479	$962
Interest cost on projected benefit obligation	8,960	8,379	8,417
Expected return on plan assets	(10,286)	(11,338)	(10,005)
Amortization of prior service cost	182	192	176
Amortization of actuarial loss	3,674	5,741	6,194
Net periodic pension cost	$3,599	$4,453	$5,744

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2015 are approximately $5.8 million and $0.3 million, respectively.

Assumptions Used

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Pension plan assumptions:
Assumed discount rate, general	4.09%	4.95%	4.30%
Assumed discount rate, union	4.16%	5.10%	4.45%
Expected long-term rate of return on plan assets, general	6.30%	7.30%	7.75%
Expected long-term rate of return on plan assets, union	7.30%	7.75%	7.75%

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

Contributions

On December 10, 2014 the Company’s Board of Directors approved a $2 million cash contribution to the Company’s Union pension plan which was funded in January 2015. Additional fundings, if any, for 2015 have not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company’s pension plans are as follows (in thousands):

Amounts
2015	$6,130
2016	7,376
2017	7,951
2018	8,117
2019	9,165
2020-2024	55,313

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates’ contributions were approximately $5.5 million, $5.3 million and $5.3 million in 2014, 2013 and 2012, respectively.

12. Preferred Stock

USI’s authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by USI’s Board of Directors upon issuance. As of December 31, 2014 and 2013, USI had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

13. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Currently Payable
Federal	$73,319	$70,234	$65,835
State	8,333	8,027	6,683
Total currently payable	81,652	78,261	72,518
Deferred, net
Federal	(5,736)	(3,891)	(5,790)
State	(631)	(30)	(923)
Total deferred, net	(6,367)	(3,921)	(6,713)
Provision for income taxes	$75,285	$74,340	$65,805

The Company’s effective income tax rates for the years ended December 31, 2014, 2013 and 2012 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$68,070	35.0%	$69,128	35.0%	$62,172	35.0%
State and local income taxes—net of federal income tax benefit	4,816	2.5%	5,292	2.6%	3,464	2.0%
Change in tax reserves and accrual adjustments	(115)	(0.1%)	(69)	0.0%	(521)	(0.4%)
Non-deductible and other	2,514	1.3%	(11)	0.0%	690	0.4%
Provision for income taxes	$75,285	38.7%	$74,340	37.6%	$65,805	37.0%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$12,299	$-	$14,615	$-
Allowance for doubtful accounts	7,452	-	7,815	-
Depreciation and amortization	-	26,816	-	28,282
Intangibles arising from acquisitions	-	22,184	-	23,689
Inventory reserves and adjustments	-	28,092	-	28,783
Pension and post-retirement	18,797	-	7,319	-
Interest rate swap	-	211	-	591
Share-based compensation	5,653	-	5,750	-
Income tax credits, capital losses, and net operating losses	12,550	-	5,539	-
Restructuring costs	273	-	1,930	-
Other	819	-	376	-
Total Deferred	57,843	77,303	43,344	81,345
Valuation Allowance	(7,397)	-	(2,791)	-
Net Deferred	$50,446	$77,303	$40,553	$81,345

In the Consolidated Balance Sheets, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference.

Valuation allowances principally relate to federal capital loss carryovers, state tax credits, and net operating losses.  As of December 31, 2014, the Company has a capital loss carryforward of $10.2 million that expires in 2019.  The Company also has state tax credit carryforwards of $9.1 million that expire by 2019 and state net operating loss carryforwards of $0.9 million that expire by 2033.

Accounting for Uncertainty in Income Taxes

At December 31, 2014, the gross unrecognized tax benefits were $3.2 million. At December 31, 2013 and 2012, the Company had $3.1 million in gross unrecognized tax benefits. The following table shows the changes in gross unrecognized tax benefits, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Beginning Balance, January 1	$3,108	$3,134	$3,374
Additions based on tax positions taken during a prior period	123	169	308
Reductions based on tax positions taken during a prior period	(11)	(5)	(11)
Additions based on tax positions taken during the current period	382	389	451
Reductions related to settlement of tax matters	(70)	(184)	(490)
Reductions related to lapses of applicable statutes of limitation	(327)	(395)	(498)
Ending Balance, December 31	$3,205	$3,108	$3,134

The total amount of unrecognized tax benefits as of December 31, 2014, 2013 and 2012 that, if recognized, would affect the effective tax rate are $2.1 million, $2.0 million, and $2.0 million, respectively.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 were zero, zero, and income of $0.1 million, respectively. The Consolidated Balance Sheets at December 31, 2014 and 2013 include $0.6 million accrued for the potential payment of interest and penalties.

As of December 31, 2014, the Company’s U.S. Federal income tax returns for 2011 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2007 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the

IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.0 million.

14. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31
	2014	2013	2012
Cash Paid During the Year For:
Interest	$12,822	$12,385	$22,563
Income taxes, net	76,205	79,526	53,053

15. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their net carrying values. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	As of December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$20,812	$20,812	$22,326	$22,326
Accounts receivable, net	702,527	702,527	643,379	643,379
Convertible note receivable	6,775	6,775	-	-
Non-convertible note receivable	2,800	2,800	-	-
Accounts payable	485,241	485,241	476,113	476,113
Debt	713,909	713,909	533,697	533,697
Long-term interest rate swap liability	253	253	-	-
Long-term interest rate swap asset	-	-	599	599

The fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 17, “Derivative Financial Instruments”, for further information.

The convertible and non-convertible notes disclosed above were part of the consideration received in the sale of MBS Dev in the fourth quarter of 2014.  Both have maturity dates of December 16, 2019. The convertible note is convertible upon the discretion of the Company and can be converted into common units of a privately held company. Both notes are carried at fair market value. See Note 18 “Fair Value Measurements” for additional information.

16. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2014 and 2013 were as follows (in thousands):

	As of December 31,
	2014	2013
Other Long-Term Assets, net:
Investment in deferred compensation	$4,984	$4,408
Long-term prepaid assets	19,055	14,063
Long-term convertible and non-convertible notes receivable	9,575	-
Capitalized financing costs	3,141	3,391
Long-term swap asset	-	599
Long-term income tax asset	2,881	-
Other	2,174	3,115
Total other long-term assets, net	$41,810	$25,576
Other Long-Term Liabilities:
Accrued pension obligation	$50,316	$20,820
Deferred rent	16,241	18,654
Deferred directors compensation	5,016	4,412
Long-term swap liability	253	-
Long-term income tax liability	3,639	3,482
Long-term merger expenses	17,229	198
Long-term workers compensation liability	7,155	6,876
Other	4,545	5,345
Total other long-term liabilities	$104,394	$59,787

17. Derivative Financial Instruments

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

USSC has entered into swap transactions to mitigate USSC’s floating rate risk on the noted aggregate notional amount of LIBOR-based interest rate risk noted in the table below. These swap transactions occurred as follows:

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

Approximately 42% of the Company’s current outstanding debt had its interest payments designated as the hedged forecasted transactions as of December 31, 2014.

The Company’s outstanding swap transaction is accounted for as cash flow hedge and is recorded at fair value on the statement of financial position as of December 31, 2014 and December 31, 2013. This hedge was as follows (in thousands):

	Notional				Fair Value Net
As of December 31, 2014	Amount	Receive	Pay	Maturity Date	Liability (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.05%	July 18, 2017	$253
(1)

This interest rate derivative qualifies for hedge accounting and is in a net liability position. Therefore, the fair value of the interest rate derivative is included in the Company’s Consolidated Balance Sheets as a component of “Other Long-Term Liabilities”, with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

	Notional				Fair Value Net
As of December 31, 2013	Amount	Receive	Pay	Maturity Date	Asset (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.05%	July 18, 2017	$599
(1)

This interest rate derivative qualifies for hedge accounting and is in a net asset position. Therefore, the fair value of the interest rate derivative included in the Company’s Consolidated Balance Sheets as a component of “Other Long-Term Assets” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

Under the terms of the July 2012 Swap Transaction, USSC is required to make monthly fixed rate payments to the counterparty calculated based on the notional amounts noted in the table above at a fixed rate also noted in the table above, while the counterparty will be obligated to make monthly floating rate payments to USSC based on the one-month LIBOR on the same referenced notional amount.

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

In connection with the pricing of the 2013 Note Purchase Agreement, discussed in Note 9 “Debt”, the Company terminated the June 2013 Swap Transaction. The gain of $0.9 million realized by the Company on the termination was recorded as a component of Other Comprehensive Income on the Company’s consolidated balance sheet as of December 31, 2014 and is being reclassified into earnings over the term of the 2014 Notes. During 2014, $0.1M was reclassified into earnings. Within the next 12 months, $0.1M will be recognized in earnings. This swap reduced the exposure to variability in interest rates between the date the Company entered into the hedge and the pricing of the 2014 Notes by the Company.

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

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised their early termination right under the outstanding swap transaction as of December 31, 2014, the Company would have been obligated to pay the aggregate fair value net liability of $0.3 million plus accrued interest to the counterparty.

The swap transaction that was in effect as of December 31, 2014 and 2013 contained no ineffectiveness; therefore, all gains or losses on that derivative instrument were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings. The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for years ended December 31, 2014 and 2013.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
November 2007 Swap Transaction	$-	$(77)	Interest expense, net	$-	$(228)
July 2012 Swap Transaction	105	864	Interest expense, net	625	-
June 2013 Swap Transaction	-	569	Interest expense, net	-	-

18. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including certain note receivables and interest rate swap liabilities related to interest rate swap derivatives based on the mark-to-market position of the Company’s interest rate swap positions and other observable interest rates (see Note 17, “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements as of December 31, 2014
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Convertible note receivable	$6,775	$-	$-	$6,775
Non-convertible note receivable	2,800	-	-	2,800
Liabilities
Interest rate swap liability	253	-	253	-
Total	$9,828	$-	$253	$9,575

	Fair Value Measurements as of December 31, 2013
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap asset	$599	$-	$599	$-

The carrying amount of accounts receivable at December 31, 2014 and 2013, including $360.3 million and $355.4 million, respectively, of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

The notes above were obtained as part of the consideration received from the sale of MBS Dev in December 2014. Both have maturity dates of December 16, 2019. The convertible note can be converted into common units of a privately held company at the Company’s discretion. Both notes are carried at fair market value, which is revalued quarterly. The non-convertible promissory note was valued using a discounted cash flow analysis with a rate typical for investments in similar-sized companies.  The convertible subordinated promissory note was additionally valued using an option pricing model. This method values the conversion feature by using the price paid per share by the most recent, third-party investor.

FASB accounting guidance on fair value measurements requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as noted above, from those measured at fair value on a nonrecurring basis. As of December 31, 2014, no assets or liabilities are measured at fair value on a nonrecurring basis.

19. Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2014:
Net sales	$1,254,139	$1,320,037	$1,419,947	$1,333,082	$5,327,205
Gross profit	187,083	199,460	211,028	212,930	$810,501
Net income(2)	21,857	33,331	38,169	25,841	$119,198
Net income per share—basic	$0.56	$0.86	$0.99	$0.67	$3.08
Net income per share—diluted	$0.55	$0.85	$0.98	$0.67	$3.05
Year Ended December 31, 2013:
Net sales	$1,250,485	$1,274,494	$1,336,676	$1,223,638	$5,085,293
Gross profit	188,525	201,936	203,661	195,456	789,578
Net income(3)	13,874	34,670	40,501	34,125	123,170
Net income per share—basic	$0.35	$0.87	$1.03	$0.86	$3.11
Net income per share—diluted	$0.34	$0.86	$1.01	$0.85	$3.06

(1) As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

(2) 2014 results were impacted by a loss on disposition of MBS Dev totaling $8.2 million or $0.21 per diluted share in the fourth quarter. This loss was not fully recognizable for tax.

(3) 2013 results were impacted by the effects of a $13.0 million or $0.20 per diluted share workforce reduction and facility closure charge in the first quarter, and a non-tax deductible $1.2 million or $0.03 per diluted share asset impairment charge in the fourth quarter.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the final quarter of 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information about the Company’s executive officers, see “Executive Officers of the Registrant” included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions “Proposal 1: Election of Directors” and “Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance” in USI’s Proxy Statement for its 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”) is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee’s composition and the presence of an “audit committee financial expert” is incorporated herein by reference to the information under the captions “Governance and Board Matters—Board Committees—General” and “—Audit Committee” in USI’s 2014 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in USI’s 2015 Proxy Statement.

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

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Director Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in USI’s 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners” and “Voting Securities and Principal Holders—Security Ownership of Management” in USI’s 2014 Proxy Statement. Information relating to securities authorized for issuance under United’s equity plans is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in USI’s 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in USI’s 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information” and “—Audit Committee Pre-Approval Policy” in USI’s 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	26
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	27
	Report of Independent Registered Public Accounting Firm	28
	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	29
	Consolidated Statements of Comprehensive Income for the year years ended December 31, 2014, 2013 and 2012	30
	Consolidated Balance Sheets as of December 31, 2014 and 2013	31
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	32
	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	33
	Notes to Consolidated Financial Statements	34
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	70

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under USI’s file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.19 through 10.37, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
2.1

Stock Purchase Agreement dated as of October 22, 2012, among the Stockholders of O.K.I. Supply Co. and United Stationers Supply Co. (“USSC”) (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2012)

3.1	Second Restated Certificate of Incorporation of United Stationers, Inc. (“USI” or the “Company”), dated as of March 19, 2002
3.2	Amended and Restated Bylaws of United Stationers Inc., dated as of July 21, 2014 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 24, 2014)
4.1

Note Purchase Agreement, dated as of November 25, 2013, among USI, USSC, and the note purchasers identified therein (the “2013 Note Purchase Agreement”) (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014 (the “2013 Form 10-K”))

4.2	Parent Guaranty, dated as of November 25, 2013, by USI in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.3	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of USSC (Exhibit 4.6 to the 2013 Form 10-K)
10.1

Amended and Restated Guaranty, dated as of July 8, 2013, executed by USI and its subsidiaries United Stationers Management Services LLC (“USMS”), United Stationers Financial Services, LLC (“USFS”), Lagasse, LLC (“Lagasse”), ORS Nasco, LLC (“ORS”), MBS Dev, Inc. (“MBS”), Oklahoma Rig, Inc. (“Rig”), Oklahoma Rig & Supply Co. Trans., Inc. (“Trans”), O.K.I. Supply, LLC (“OKI Supply”), O.K.I. Data, Inc. (“OKI Data”), and OKI Middle East Holding Co. (“OKI Holding”) in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for the benefit of the Holders of Secured Obligations (as defined in the Intercreditor Agreement listed in Exhibit 10.3 (Exhibit 10.3 to the Company’s Form 10-Q filed on October 28, 2013)

10.2

Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the 2007 Note Purchase Agreement (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)

10.3

Joinder, dated as of January 15, 2014, to the Intercreditor Agreement dated as of October 15, 2007, by and between JPMorgan Chase Bank, N.A., as collateral agent, and the holders of the notes issued pursuant to the 2013 Note Purchase Agreement (Exhibit 10.4 to the Company’s 2013 Form 10-K)

10.4

Amended and Restated Pledge and Security Agreement dated as of October 15, 2007, among United Stationers Inc., USSC, Lagasse, Inc., USTS and USFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.1 to the Form 10-Q filed on August 6, 2010)

10.5

Receivables Sale Agreement, dated as of March 3, 2009, by and between USSC, as Originator, and USFS, as Purchaser (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009 (the “Form 10-Q filed on May 8, 2009”))

10.6	Receivables Purchase Agreement, dated as of March 3, 2009, by and between USFS, as Seller, and USR, as Purchaser (Exhibit 10.5 to the Form 10-Q filed on August 6, 2010)
10.7	Performance Guarantee, dated as of March 3, 2009, among USI, as Performance Guarantee, and USR, as Recipient (Exhibit 10.4 to the Form 10-Q filed on May 8, 2009)
10.8

Amended and Restated Transfer and Administration Agreement, dated as of January 18, 2013, between United Stationers Supply Co., United Stationers Receivables, LLC, United Stationers Financial Services LLC, and PNC Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2013)

10.9*

Assignment and Assumption and First Amendment to Amended and Restated Transfer and Administration Agreement, dated as of June 14, 2013, by USR, USSC, USFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch

10.10

Second Amendment to Amended and Restated Transfer and Administration Agreement, dated as of January 23, 2014, by USR, USSC, USFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014, filed on April 28, 2014 (the “Form 10-Q filed on April 28, 2014”))

10.11

Third Amendment to Amended and Restated Transfer and Administration Agreement, dated as of July 25, 2014, by USR, USSC, USFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2013, filed on October 24, 2014 (the “Form 10-Q filed on October 24, 2014”) )

Exhibit Number	Description
10.12

Fourth Amendment to Amended and Restated Transfer and Administration Agreement, dated as of December 4, 2014, among USR, USSC, USFS, PNC Bank, National Association, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMU”) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 9, 2014)

10.13

Reaffirmation, dated as of July 8, 2013, executed by USI, USSC, USMS, USFS, Lagasse, ORS, MBS, Rig, Trans, OKI Supply, OKI Data and OKI Holding (Exhibit 10.4 to the Company’ Form 10-Q filed on October 28, 2013)

10.14

Fourth Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2013, among USSC, as borrower, USI, as a loan party, JPMorgan Chase Bank, National Association , as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”) (Exhibit 10.2 to the Company’ Form 10-Q filed on October 28, 2013)

10.15†

First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement, dated as of January 20, 2012, between USSC, USR, USFS, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2012)

10.16

Second Omnibus Amendment to Transaction Documents, dated as of January 18, 2013, between USSC, USR, USFS, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2013)

10.17

Industrial/Commercial Single Tenant Lease—Net, dated November 4, 2004, between Cransud One, L.L.C. and USSC (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005)

10.18	Lease, dated July 25, 2005, among USI, USSC and Carr Parkway North I, LLC (Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2005)
10.19

Form of Indemnification Agreement entered into between USI and (for purposes of one provision) USSC with directors and various executive officers of USI (Exhibit 10.36 to the Company’s 2001 Form 10-K)**

10.20

Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with directors and executive officers of USI (Exhibit 10.7 to the Company’s Form 10-Q filed on November 14, 2002)**

10.21

Form of Indemnification Agreement entered into by USI and (for purposes of one provision) USSC with P. Cody Phipps and other executive officers of USI (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**

10.22

Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2004 (the “September 3, 2004 Form 8-K”))**

10.23	Form of grant letter used for grants of non-qualified stock options to employees under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**
10.24	United Stationers Inc. Nonemployee Directors’ Deferred Stock Compensation Plan effective January 1, 2009 (Exhibit 10.33 to the 2008 Form 10-K)**
10.25

Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008 (the “Form 10-Q filed on November 7, 2008”))**

10.26	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Exhibit 10.5 to the Form 10-Q filed on November 7, 2008)**
10.27	United Stationers Supply Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009 (Exhibit 10.26 to the 2009 Form 10-K)**
10.28	United Stationers Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “2004 Long-Term Incentive Plan”) effective as of May 11, 2011 (Appendix A to the 2011 DEF 14-A Proxy Statement)**
10.29†

Performance-Based Restricted Stock Unit Award Agreement, dated August 29, 2011, between the Registrant and P. Cody Phipps (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011)**

10.30	Form of Restricted Stock Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q filed on May 3, 2012)**
10.31	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 3, 2012)**
10.32	Form of Restricted Stock Award Agreement with EPS Minimum under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on October 30, 2012)**
10.33	Form of Executive Employment Agreement, effective as of December 31, 2012 (Exhibit 10.45 to the Company’s 2012 Form 10-K)**
10.34	Executive Employment Agreement, dated December 31, 2012, by and among USI, USSC and Paul Cody Phipps (Exhibit 10.46 to the Company’s 2012 Form 10-K)**
10.35	Form of Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Form 10-Q for the quarter filed on April 30, 2013)**

Exhibit Number	Description
10.36	Form of Restricted Stock Award Agreement with EPS Minimum under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’ Form 10-Q filed on October 28, 2013)**
10.37	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Form 10-Q filed on April 28, 2014)**
10.38	United Stationers Inc. Executive Severance Plan (Exhibit 10.2 to the form 10-Q filed on April 28, 2014)**
10.39

Agreement and Plan of Merger by and among USSC, SW Acquisition Corp. (“Merger Sub”), CPO Commerce, Inc. (“CPO”), certain security holders of CPO (“Principal Holders”) and Capstar Capital, LLC, as representative of the holders of CPO securities (“Representative”) dated May 28, 2014 (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Exhibit 10.1 to the Company’s Form 10-Q filed for the quarter ended June 30, 2014,  filed on July 25, 2014)

10.40

Equity Purchase Agreement, dated as of September 10, 2014, by USSC, Richard Bell, Lauren R. Bell, Alison R. Bell Keim, Andrew Keim, Chant Tobi, Donald R. Bernhardt, The Bell Family Trust for Lauren Bell, The Bell Family Trust for Alison (Bell) Keim, 6772731 Canada Inc., and Logistics Resource Group, L.P. (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Exhibit 10.2 to the Form 10-Q filed on October 24, 2014)

21*	Subsidiaries of USI
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of February 17, 2015, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by P. Cody Phipps
31.2*	Certification of Chief Financial Officer, dated as of February 17, 2015, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Todd A. Shelton
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 17, 2015, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by P. Cody Phipps and Todd A. Shelton
101*

The following financial information from United Stationers Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on February 17, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income at December 31, 2014 and 2013, (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

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
Dated: February 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ P. Cody Phipps	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 17, 2015
P. Cody Phipps

/s/ Todd A. Shelton	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015
Todd A. Shelton

/s/ Christine S. Ieuter	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2015
Christine S. Ieuter

/s/ Charles K. Crovitz	Chairman of the Board of Directors	February 17, 2015
Charles K. Crovitz

/s/ Paul s. williams	Director	February 17, 2015
Paul S. Williams

/s/ Jean S. Blackwell	Director	February 17, 2015
Jean S. Blackwell

/s/ Roy W. Haley	Director	February 17, 2015
Roy W. Haley

/s/ Susan J. Riley	Director	February 17, 2015
Susan J. Riley

/s/ Alex M. Schmelkin	Director	February 17, 2015
Alex M. Schmelkin

/s/ Stuart A. Taylor, II	Director	February 17, 2015
Stuart A. Taylor, II

/s/ Alex D. Zoghlin	Director	February 17, 2015
Alex D. Zoghlin

SCHEDULE II

UNITED STATIONERS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Reclassifications(2)	Balance at End of Period
Allowance for doubtful accounts(3):
2014	$20,608	$4,898	$(5,781)	$-	$19,725
2013	22,716	4,888	(6,504)	(492)	20,608
2012	28,323	5,232	(8,490)	(2,349)	22,716

(1)—net of any recoveries.

(2)—represents the reclassification of a valuation allowance for customer deductions which also offsets accounts receivable.

(3)—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.