Form 10-Q
period 2015-03-31
UNITED STATIONERS INC
filed 2015-04-23
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

On April 20, 2015, the registrant had outstanding 38,317,621 shares of common stock, par value $0.10 per share.

UNITED STATIONERS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of March 31,	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,631	$20,812
Accounts receivable, less allowance for doubtful accounts of $18,043 in 2015 and $19,725 in 2014	665,426	702,527
Inventories	871,310	926,809
Assets held for sale	15,799	-
Other current assets	31,226	30,042
Total current assets	1,607,392	1,680,190
Property, plant and equipment, net	133,640	138,217
Goodwill	394,186	398,042
Intangible assets, net	96,797	111,958
Other long-term assets	49,440	41,810
Total assets	$2,281,455	$2,370,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467,657	$485,241
Accrued liabilities	175,770	192,792
Liabilities held for sale	6,956	-
Current maturities of long-term debt	41	851
Total current liabilities	650,424	678,884
Deferred income taxes	13,985	17,763
Long-term debt	684,238	713,058
Other long-term liabilities	104,413	104,394
Total liabilities	1,453,060	1,514,099
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2015 and 2014	7,444	7,444
Additional paid-in capital	413,546	412,291
Treasury stock, at cost – 36,089,975 shares in 2015 and 35,719,041 shares in 2014	(1,057,955)	(1,042,501)
Retained earnings	1,532,325	1,541,675
Accumulated other comprehensive loss	(66,965)	(62,791)
Total stockholders’ equity	828,395	856,118
Total liabilities and stockholders’ equity	$2,281,455	$2,370,217

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Net sales	$1,332,375	$1,254,139
Cost of goods sold	1,127,925	1,067,056
Gross profit	204,450	187,083
Operating expenses:
Warehousing, marketing and administrative expenses	198,372	148,849
Operating income	6,078	38,234
Interest expense, net	4,839	3,374
Income before income taxes	1,239	34,860
Income tax expense	5,231	13,003
Net (loss) income	$(3,992)	$21,857
Net (loss) income per share - basic:	$(0.10)	$0.56
Average number of common shares outstanding - basic	38,115	39,194
Net (loss) income per share - diluted:	$(0.10)	$0.55
Average number of common shares outstanding - diluted	38,534	39,655
Dividends declared per share	$0.14	$0.14

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(3,992)	$21,857
Other comprehensive (loss) income, net of tax
Unrealized translation adjustment	(4,630)	(545)
Minimum pension liability adjustments	932	581
Unrealized interest rate swap adjustments	(476)	(159)
Total other comprehensive loss, net of tax	(4,174)	(123)
Comprehensive (loss) income	$(8,166)	$21,734

See notes to condensed consolidated financial statements.

UNITED STATIONERS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(3,992)	$21,857
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,223	9,523
Share-based compensation	2,640	3,225
Gain on the disposition of property, plant and equipment	(15)	(4)
Amortization of capitalized financing costs	272	287
Excess tax benefits related to share-based compensation	(262)	(494)
Asset impairment charges	23,610	-
Deferred income taxes	(1,858)	(2,450)
Changes in operating assets and liabilities (net of acquisitions):
Decrease (increase) in accounts receivable, net	26,217	(15,583)
Decrease in inventory	42,759	81,714
Increase in other assets	(10,126)	(1,041)
Increase (decrease) in accounts payable	645	(47,191)
Decrease in checks in-transit	(13,613)	(31,751)
Decrease in accrued liabilities	(16,521)	(13,654)
Increase (decrease) in other liabilities	743	(2,948)
Net cash provided by operating activities	62,722	1,490
Cash Flows From Investing Activities:
Capital expenditures	(5,490)	(6,390)
Proceeds from the disposition of property, plant and equipment	18	458
Net cash used in investing activities	(5,472)	(5,932)

Cash Flows From Financing Activities:
Net (repayments) borrowings under revolving credit facility	(29,630)	4,562
Borrowings under Receivables Securitization Program	-	9,300
Repayment of debt	-	(135,000)
Proceeds from the issuance of debt	-	150,000
Net disbursements from share-based compensation arrangements	(875)	(1,704)
Acquisition of treasury stock, at cost	(16,028)	(12,491)
Payment of cash dividends	(5,396)	(5,509)
Excess tax benefits related to share-based compensation	262	494
Payment of debt issuance costs	(36)	(605)
Net cash (used in) provided by financing activities	(51,703)	9,047
Effect of exchange rate changes on cash and cash equivalents	(1,758)	33
Transfer of cash to held for sale	(970)	-
Net change in cash and cash equivalents	2,819	4,638
Cash and cash equivalents, beginning of period	20,812	22,326
Cash and cash equivalents, end of period	$23,631	$26,964
Other Cash Flow Information:
Income tax payments, net	$3,183	$2,236
Interest paid	6,213	2,424

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

During the first quarter of 2015, the Company approved a plan to change its corporate name to Essendant Inc., effective in June of 2015. See footnote 5, “Goodwill and Intangible Assets” for further disclosure.

The accompanying Condensed Consolidated Financial Statements are unaudited, except for the Condensed Consolidated Balance Sheet as of December 31, 2014, which was derived from the December 31, 2014 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of United at March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Inventory

The Company uses the last-in, first-out (“LIFO”) method for valuing approximately 75% and 74% of its total inventory as of March 31, 2015 and December 31, 2014, respectively. The remaining inventory is valued under the first-in, first-out (“FIFO”) accounting method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.  Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $120.9 million and $118.6 million higher than reported as of March 31, 2015 and December 31, 2014, respectively.

The quarterly change in the LIFO reserve as of March 31, 2015 resulted in a $2.3 million increase in cost of goods sold related to 2015 inflation. The change in the LIFO reserves as of March 31, 2014 resulted in a $0.5 million decrease in costs of goods sold which included LIFO liquidations relating to decrements in the Company’s office products and furniture pools which resulted in a $4.0 million liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of purchases in the year.  This liquidation was partially offset by LIFO expense of $3.5 million related to 2014 inflation.

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

2. Acquisitions and Dispositions

Acquisition of CPO Commerce, Inc.

On May 30, 2014, USSC completed the acquisition of CPO, a leading online retailer of brand name power tools and equipment. The acquisition of CPO significantly expanded the Company’s digital resources and capabilities to support resellers as they transition to an increasingly online environment. CPO’s expertise will strengthen United’s ability to offer features like improved product content, real-time access to inventory and pricing, digital marketing and merchandising, and an enhanced digital platform to our resellers and manufacturing partners.

The purchase price was $37.8 million, including $5.5 million related to the estimated fair value of contingent consideration which is based upon the achievement of certain sales targets during a three-year period immediately following the acquisition date. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. Any changes to the estimated fair value after the original purchase accounting is completed will be recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs. The Company financed the 100% stock acquisition with borrowings under the Company’s available committed bank facilities.

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

At March 31, 2015, the preliminary allocation of the purchase price is as follows (amounts in thousands):

Purchase price, net of cash acquired		$32,225
Accounts receivable	$(2,658)
Inventories	(13,051)
Other current assets	(307)
Property, plant and equipment, net	(488)
Intangible assets	(12,800)
Total assets acquired		(29,304)
Accounts payable	17,131
Accrued liabilities	2,139
Deferred income taxes	3,453
Other long-term liabilities	51
Total liabilities assumed		22,774
Goodwill		$25,695

The purchased identifiable intangible assets are as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$5,200	3 years
Trademark	7,600	15 years
Total	$12,800

Any changes to the preliminary estimates of the fair value of assets acquired and liabilities assumed, some of which may be material, will be allocated to residual goodwill.

Acquisition of MEDCO

On October 31, 2014, USSC completed the acquisition of all of the capital stock of Liberty Bell Equipment Corp., a United States wholesaler of automotive aftermarket tools and equipment, and its affiliates (collectively, MEDCO) including G2S Equipment de Fabrication et d’Entretien ULC, a Canadian wholesaler. MEDCO advances a key pillar of the Company’s strategy, which is to diversify into higher growth and margin channels and categories. It also brings expanded categories and services to customers.

The purchase price was $149.9 million, including $4.7 million related to the estimated fair value of contingent consideration which is based upon the achievements of certain sales and EBITDA targets over the next three years as well as $6.0 million reserved as a payable upon completion of an eighteen month indemnification period. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. Any changes to the estimated fair value after the original purchase accounting is completed will be recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs. This acquisition was funded through a combination of cash on hand and cash available under the Company’s committed bank facilities.

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

At March 31, 2015, the preliminary allocation of the purchase price is as follows (amounts in thousands):

Purchase price, net of cash acquired		$145,340
Accounts receivable	$(44,815)
Inventories	(54,656)
Other current assets	(1,299)
Property, plant and equipment, net	(4,408)
Deferred income tax assets	(1,101)
Other assets	(442)
Intangible assets	(44,070)
Total assets acquired		(150,791)
Accounts payable	32,383
Accrued liabilities	3,976
Other long-term liabilities	52
Total liabilities assumed		36,411
Goodwill		$30,960

The purchased identifiable intangible assets are as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$40,030	4-15 years
Trademarks	4,040	3-15 years
Total	$44,070

Any changes to the preliminary allocation of the purchase price, some of which may be material, will be allocated to residual goodwill.

Assets Held for Sale

On February 10, 2015, the Company approved a plan to sell its operations in Mexico as the subsidiary is not strategic to the Company’s long-term business plan. The Company plans to dispose of the entity in 2015. As of the approval date, in accordance with Accounting Standards Codification (ASC) 360-10-45-9, the Mexican subsidiary met all of the criteria to be classified as a held-for-sale asset. In accordance with ASC 350-20-40, the Company allocated a proportionate share of the goodwill balance from the office product and janitorial and breakroom supply reporting unit based on the subsidiary’s relative fair value to the reporting unit and performed an impairment test for the allocated goodwill utilizing the cost approach to value the entity. Based upon the impairment test, the $3.3 million of goodwill was determined to be fully impaired.  Additionally, in conjunction with classifying the subsidiary as a held-for-sale asset disposal group, the Company revalued the disposal group to fair value using the cost-approach method less the estimated cost to sell. The carrying value, including a $10.1 million cumulative foreign currency translation adjustment, of the disposal was then compared to the fair value less the estimated cost to sell resulting in a pre-tax impairment loss of $10.1 million. The goodwill impairment of $3.3 million, the held-for-sale impairment of $10.1 million and the $0.1 million estimated cost to sell are recorded in the first quarter of 2015 within “warehousing, marketing and administrative expenses.” The Company anticipates additional financial statement impacts during the remainder of 2015 related to transaction costs, foreign exchange volatility, and operating results.

As of March 31, 2015, the carrying amounts, excluding intercompany accounts, of the Mexican subsidiary by major classes of assets and liabilities included in the Consolidated Balance Sheet are as follows (in thousands):

Amount
Assets held for sale:
Cash and cash equivalents	$970
Accounts receivable, less allowance for doubtful accounts	10,980
Inventories	12,753
Other current assets	573
Net property, plant equipment	112
Other assets	658
Held-for-sale valuation allowance	(10,247)
Total assets held for sale	$15,799

Liabilities held for sale:
Accounts payable	4,618
Accrued liabilities	1,782
Other long-term liabilities	556
Total liabilities held for sale	$6,956

3. Share-Based Compensation

As of March 31, 2015, the Company has two active equity compensation plans. Under the Amended and Restated 2004 Long-Term Incentive Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 46,229 shares of restricted stock and 145,552 RSUs during the first three months of 2015. No stock options were granted during the first quarter of 2015. During the first three months of 2014, the Company granted 56,451 shares of restricted stock, 145,355 RSUs, and 5,538 stock options.

4. Severance and Restructuring Charges

During the first quarter of 2015, the Company recorded a $6.0 million pre-tax charge relating to a workforce reduction and a $0.4 million pre-tax charge relating to facility consolidations that was included in “warehousing, marketing and administrative expenses.” Cash outflows for these actions will occur primarily in 2015 and were approximately $0.5 million in the three months ended March 31, 2015. As of March 31, 2015, the Company has accrued liabilities for these actions of $5.9 million. The Company is estimating an additional $2.6 million to be incurred in the remainder of 2015 due to facility closures related to this action for a total 2015 expense of approximately $9.0 million.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2014	$398,042
Impairment	(3,319)
Purchase accounting adjustments	1,034
Currency translation adjustment	(1,571)
Goodwill, balance as of March 31, 2015	$394,186

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	March 31, 2015				December 31, 2014
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$124,697	$(43,813)	$80,884	16	$125,761	$(41,123)	$84,638	16
Non-compete agreements	4,658	(2,675)	1,983	4	4,672	(2,364)	2,308	4
Trademarks	13,728	(1,398)	12,330	14	14,428	(1,716)	12,712	13
Total	$143,083	$(47,886)	$95,197		$144,861	$(45,203)	$99,658
Intangible assets not subject to amortization
Trademarks	1,600	-	1,600	n/a	12,300	-	12,300	n/a
Total	$144,683	$(47,886)	$96,797		$157,161	$(45,203)	$111,958

During the first quarter of 2015, the Company approved a plan to change its corporate name in order to more accurately reflect its purpose and vision. The corporate names of the Company and several of its operating subsidiaries, including USSC and ORS Nasco, LLC, will change in the second quarter of the year. Accordingly, in the first quarter of 2015, the Company recorded a pre-tax non-cash impairment charge of $10.2 million to write-down the trademarks of ORS Nasco and certain OKI brands to their fair value. It was also determined that the useful lives did not extend past 2015. This impairment charge was recorded in “warehousing, marketing and administrative expenses.” The Company utilized the discounted cash flow method to determine the fair value of the intangibles based upon management’s current forecasted future revenues from the trademarks. The Company determined the useful lives of these intangibles based upon management’s timeline for rebranding. The trademarks had a total value of $1.5 million at March 31, 2015 and will be fully amortized by December 31, 2015. The Company is evaluating how it will utilize these assets in the future.

The following table summarizes the amortization expense to be incurred in 2015 and over the next four years on intangible assets (in thousands):

Year	Amount
2015	$11,355
2016	12,785
2017	10,805
2018	7,452
2019	5,679

6. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended March 31, 2015 is as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2014	$(11,923)	$274	$(51,142)	$(62,791)
Other comprehensive (loss) income before reclassifications	(4,630)	(702)	-	(5,332)
Amounts reclassified from AOCI	-	226	932	1,158
Net other comprehensive (loss) income	(4,630)	(476)	932	(4,174)
AOCI, balance as of March 31, 2015	$(16,553)	$(202)	$(50,210)	$(66,965)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month period ending March 31, 2015 respectively (in thousands):

	Amount Reclassified From AOCI
	For the Three
	Months Ended
	March 31,	Affected Line Item In The Statement
Details About AOCI Components	2015	Where Net Income is Presented
Gain on interest rate swap cash flow hedges, before tax	$364	Interest expense, net
	(138)	Tax provision
	$226	Net of tax
Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	$1,525	Warehousing, marketing and administrative expenses
	(593)	Tax provision
	932	Net of tax
Total reclassifications for the period	$1,158	Net of tax

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month periods ending March 31, 2015 and 2014, 0.4 million and 0.5 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2015	2014
Numerator:
Net (loss) income	$(3,992)	$21,857
Denominator:
Denominator for basic earnings per share -
weighted average shares	38,115	39,194
Effect of dilutive securities:
Employee stock options and restricted units	419	461
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive
securities	38,534	39,655
Net income per share:
Net (loss) income per share - basic	$(0.10)	$0.56
Net (loss) income per share - diluted	$(0.10)	$0.55

Common Stock Repurchases

As of December 31, 2014, the Company had Board authorization to repurchase $42.4 million of USI common stock. In February 2015, the Board of Directors authorized the Company to purchase an additional $100.0 million of common stock. During the three-month periods ended March 31, 2015 and 2014, the Company repurchased 402,679 and 331,369 shares of USI’s common stock at an aggregate cost of $16.3 million and $13.7 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first three months of 2015 and 2014, the Company reissued 31,745 and 73,750 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

8. Debt

USI is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, USSC, and from borrowings by USSC. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program (each as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2014) contain restrictions on the use of cash transferred from USSC to USI.

Debt consisted of the following amounts (in millions):

	As of	As of
	March 31, 2015	December 31, 2014

2013 Credit Agreement	$334.2	$363.0
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.9
Total	$684.3	$713.9

As of March 31, 2015, 78.1% of the Company’s outstanding debt, excluding capital leases, is priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of March 31, 2015 and December 31, 2014.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0% to 1.00%. As of March 31, 2015, the applicable margin for LIBOR-based loans was 1.375% and for Alternate Base Rate loans was 0.375%. USSC is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

As of March 31, 2015 and December 31, 2014, $380.7 million and $360.3 million, respectively, of receivables had been sold to the Investors (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2014). United Stationers Receivables, LLC (“USR”) had $200.0 million outstanding under the Receivables Securitization Program as of March 31, 2015 and December 31, 2014.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 9 of the Company’s Form 10-K for the year ended December 31, 2014.

9. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 11 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2014. A summary of net periodic pension cost related to the Company’s pension plans for the three months ended March 31, 2015 and 2014 is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Service cost - benefit earned during the period	$400	$328
Interest cost on projected benefit obligation	2,270	2,243
Expected return on plan assets	(2,805)	(2,558)
Amortization of prior service cost	75	45
Amortization of actuarial loss	1,450	905
Net periodic pension cost	$1,390	$963

The Company made cash contributions of $2.0 million to its pension plans during each of the quarters ended March 31, 2015 and 2014. Additional contributions, if any, for 2015 have not yet been determined. As of March 31, 2015 and December 31, 2014, respectively, the Company had accrued $48.2 million and $50.3 million of pension liability within “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.4 million for the Company match of employee contributions to the Plan for the three months ended March 31, 2015 and 2014.

10. Derivative Financial Instruments

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

As of March 31, 2015, approximately 21.9% ($150.0 million) of the Company’s current outstanding debt had its interest payments designated as hedged forecasted transactions.

The Company’s outstanding swap transaction is accounted for as a cash flow hedge and is recorded at fair value on the Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, at the following amounts (in thousands):

	Notional				Fair Value Net
As of March 31, 2015	Amount	Receive	Pay	Maturity Date	Liability (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.05%	July 18, 2017	$982

	Notional				Fair Value Net
As of December 31, 2014	Amount	Receive	Pay	Maturity Date	Liability (1)
July 2012 Swap Transaction	$150,000	Floating 1-month LIBOR	1.05%	July 18, 2017	$253

(1)

This interest rate derivative qualifies for hedge accounting, and is in a net liability position at March 31, 2015 and December 31, 2014. Therefore, the fair value of the interest rate derivative is included in the Company’s Condensed Consolidated Balance Sheets as a component of “Other long-term liabilities,” with an offsetting component in “Stockholders’ Equity” as part of “Accumulated Other Comprehensive Loss”.

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

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised early termination right under the outstanding swap transaction as of March 31, 2015, the Company would have been required to pay the aggregate fair value net liability of $1.0 million plus accrued interest to the counterparty.

The swap transaction that was in effect as of March 31, 2015 and the swap transaction that was in effect as of March 31, 2014 contained no ineffectiveness; therefore, all gains or losses on those derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense” in the same period or periods during which they affected earnings.

The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three periods ended March 31, 2015 and March 31, 2014 (in thousands).

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
July 2012 Swap Transaction	$(124)	$(159)	Interest expense, net	$331	$-

11. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swap derivatives, based on the mark-to-market position of the Company’s positions and other observable interest rates (see Note 10 “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements as of March 31, 2015
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	982	-	982	-
Total	$982	$-	$982	$-

	Fair Value Measurements as of December 31, 2014
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	253	-	253	-
Total	$253	$-	$253	$-

The carrying amount of accounts receivable at March 31, 2015, including $380.7 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

As of March 31, 2015, the held for sale assets and liabilities detailed in Note 2 “Acquisitions and Dispositions” and the values of the impaired trademark assets detailed in Note 5 “Goodwill and Intangible Assets” were measured at fair value on a nonrecurring basis. No other assets or liabilities are measured at fair value on a nonrecurring basis.

12. Other Assets and Liabilities

The Company had receivables related to supplier allowances totaling $76.9 million and $124.4 million included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

Accrued customer rebates of $45.7 million and $63.2 million as of March 31, 2015 and December 31, 2014, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

13. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three months ended March 31, 2015, the Company recorded income tax expense of $5.2 million on pre-tax income of $1.2 million, for an effective tax rate of 422.2%. For the three months ended March 31, 2014, the Company recorded income tax expense of $13.0 million on pre-tax income of $34.9 million, for an effective tax rate of 37.3%.

The Company's U.S. statutory rate is 35.0%. The most significant factor impacting the effective tax rate for the three months ended March 31, 2015 were the discrete tax impacts of the impairment charges for financial reporting purposes related to placing a non-strategic business for sale in the quarter. There were no significant discrete items for the three months ended March 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Company Overview

United is a leading supplier of workplace essentials, with 2014 net sales of approximately $5.3 billion. United stocks over 160,000 items from over 1,600 manufacturers. These items include a broad spectrum of manufacturer-branded and private branded technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. United sells its products through a network of 77 distribution centers to its approximately 30,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; automotive aftermarket dealers and wholesalers; and other independent distributors. Additionally, United’s subsidiary, CPO Commerce, LLC (“CPO”), is an e-retailer of brand name power tools and equipment that sells directly to end consumers.

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

Recent Results

•

First quarter sales were $1.33 billion, up 6.2% over the prior-year quarter driven by $90.2 million of incremental sales in the industrial supplies category from our 2014 acquisitions. Sales in the janitorial and breakroom category grew 8.3%.

•

The gross margin rate in the first quarter of 2015 was 15.3% compared to the prior-year quarter gross margin rate of 14.9%. This increase reflects the favorable impact from our acquisitions in 2014 and improved product margins offset by a higher LIFO charge.

•

Operating expenses in the first quarter of 2015 were $198.4 million or 14.9% of sales, compared with $148.8 million or 11.9% of sales in the prior-year quarter. These results included the effects of repositioning charges comprised of a $6.4 million pre-tax charge related to workforce reductions and facility consolidations, $10.5 million pre-tax intangible asset impairment charge and accelerated amortization related to rebranding efforts, and $13.6 million pre-tax impairment charge related to the held for sale classification of our Mexican subsidiary.  Excluding the impact of these repositioning actions, adjusted operating expenses were higher due primarily to the addition of our 2014 acquisitions and operating investments.

•

Operating income for the quarter ended March 31, 2015 was $6.1 million or 0.5% of sales, versus $38.2 million or 3.0% of sales in the first quarter of 2014. Excluding the previously mentioned repositioning charges, adjusted operating income in the first quarter of 2015 was $36.5 million or 2.7% of sales.

•

Diluted loss per share for the first quarter of 2015 was $0.10, including $0.62 related to the previously mentioned repositioning charges, compared with diluted earnings per share of $0.55 in the prior-year period. We expect the percentage growth of adjusted earnings per share to be in the low single-digits in 2015, with the first half being below the prior year.

Repositioning for Sustained Success

As previously announced, we are taking decisive actions to reposition our business, provide enhanced customer service, and generate sustained long-term success. These actions are as follows:

•

Our initiative to combine the office products and janitorial operating platforms is intended to help us become the fastest most convenient solution for workplace essentials. We will deliver this through our nationwide distribution network and logistics capabilities, order efficiency with enhanced ecommerce capabilities, broad product portfolio, superior product category knowledge and commercial expertise. Physical implementation will begin in mid-2015 and will cascade into the first half of 2016. In the first quarter of 2015, expenses related to this initiative were $1.0 million and are expected to total approximately $15.0 million in 2015.  Upon completion, we expect total cost savings through continued network consolidation and reduced expenses of $5.0 to $10.0 million in the back half of 2016, and $15.0 to $20.0 million on an annual basis thereafter.

•

Restructuring actions are being taken in 2015 to improve our operational utilization, labor spend and inventory performance. This includes workforce reductions and facility consolidations over five quarters beginning in the first quarter of 2015.  In the first quarter of 2015, we recorded a pre-tax charge of $6.0 million relating to initial workforce reductions and $0.4 million relating to facility consolidations. We are currently estimating additional charges of approximately $2.6 million later in 2015 related to facility closures for a total of approximately $9.0 million for the full year of 2015. We expect these actions will produce cost savings of approximately $6.0 million, for a net cost of $3.0 million, in 2015 and approximately $10.0 million in savings in 2016.

•

We will exit certain non-strategic channels and categories during 2015 to further align our portfolio of product categories and channels with our strategies. In the first quarter of 2015, we began active sales efforts relating to a non-strategic subsidiary.  As a result, we classified this subsidiary as held for sale and recorded a $13.6 million non-cash charge in the first quarter of 2015. The Company anticipates additional financial impacts during the remainder of 2015 related to transaction costs, foreign exchange volatility, and operating results.

•

In February 2015, we announced that we will change our Company name to Essendant Inc. in order to communicate more accurately our purpose and vision.  As a result, the ORS Nasco trademark and certain OKI brands were tested for impairment.  Upon completion of the impairment test of these intangible assets, management determined the trademarks were impaired and recorded a pre-tax, non-cash, impairment charge and accelerated amortization totaling $10.5 million in the first quarter of 2015. It was also determined that the useful lives do not extend past 2015. The remaining value of these intangibles after the impairment charge was $1.5 million at March 31, 2015 and will be fully amortized by December 31, 2015.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

Critical Accounting Policies, Judgments and Estimates

During the first three months of 2015, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Adjusted Operating Income, Net Income and Earnings Per Share

The following table presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, and Adjusted Diluted Earnings Per Share for the three-month periods ended March 31, 2015 and 2014 (in thousands, except per share data) excluding the effects of the $6.4 million pre-tax charge related to workforce reductions and facility consolidations, $10.5 million pre-tax intangible asset impairment charge and accelerated amortization related to rebranding efforts, and $13.6 million pre-tax impairment charge related to the held-for-sale classification of our Mexican subsidiary in the first quarter of 2015. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating and to the results of last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended March 31,
	2015		2014
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$1,332,375	100.0%	$1,254,139	100.0%
Gross profit	$204,450	15.3%	$187,083	14.9%
Operating expenses	$198,372	14.9%	$148,849	11.9%
Workforce reduction and facility consolidation charge	(6,433)	(0.5%)	-	-
Rebranding - intangible asset impairment and amortization	(10,462)	(0.8%)	-	-
Asset held for sale impairment	(13,566)	(1.0%)	-	-
Adjusted operating expenses	$167,911	12.6%	$148,849	11.9%
Operating income	$6,078	0.5%	$38,234	3.0%
Operating expense items noted above	30,461	2.3%	-	-
Adjusted operating income	$36,539	2.7%	$38,234	3.0%
Net (loss) income	$(3,992)		$21,857
Operating expense items noted above, net of tax	23,896		-
Adjusted net income	$19,904		$21,857
Diluted (loss) earnings per share	$(0.10)		$0.55
Per share operating expense items noted above	0.62		-
Adjusted diluted earnings per share	$0.52		$0.55
Adjusted diluted earnings per share - change over the prior year period	(5.5%)
Weighted average number of common shares - diluted	38,534		39,655

Results of Operations—Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Net Sales. Net sales for the first quarter of 2015 were $1.33 billion. The following table summarizes net sales by product category for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014 (1)
Janitorial and breakroom supplies	$357,721	$330,261
Technology products	353,016	354,716
Traditional office products (including cut-sheet paper)	296,221	323,943
Industrial supplies	210,258	133,779
Office furniture	78,053	74,948
Freight revenue	31,959	29,180
Services, Advertising and Other	5,147	7,312
Total net sales	$1,332,375	$1,254,139

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes to shift to a single operational item hierarchy. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the janitorial and breakroom supplies product category increased 8.3% in the first quarter of 2015 compared to the first quarter of 2014. This category accounted for 26.8% of the Company’s first quarter 2015 consolidated net sales. Sales growth in this category was driven by sales growth across all channels.  Sales also increased approximately 3.0% from being named the primary supplier for Office Depot’s janitorial business.

Sales in the technology products category (primarily ink and toner) decreased 0.5% from the first quarter of 2014. This category accounted for 26.5% of net sales for the first quarter of 2015. This decline is attributable to reduced demand in our independent channel, the loss of business with a large national customer, and lower sales at our Mexican subsidiary. These were partially offset by growth in our e-tail dealers, purchases by certain large customers during the quarter, and the addition of new business.

Sales of traditional office products decreased in the first quarter of 2015 by 8.6% versus the first quarter of 2014. Traditional office supplies represented 22.2% of the Company’s consolidated net sales for the first quarter of 2015. This decline was driven by a $26.6 million decline in cut-sheet paper sales as we exit low margin business and losing the first-call supplier status with Office Depot. We continue to estimate this impact, net of incremental sales in janitorial products, to be a $0.14 to $0.22 reduction in earnings per share in 2015. This was partially offset by continued double-digit growth in e-tailers, a rebound in government spending, and growth with certain larger customers.

Industrial supplies sales in the first quarter of 2015 increased by 57.2% compared to the same prior-year period. Sales of industrial supplies accounted for 15.8% of the Company’s net sales for the first quarter of 2015 and reflected solid sales momentum from our acquisitions, which contributed $90.2 million in incremental sales and positively impacted earnings per share. Without the acquisitions, industrial sales declined 10.2% over the prior-year quarter. Approximately 25% of our core industrial business is exposed to oilfield and other energy sector resellers which have been impacted by the decline in oil prices resulting in sales declines in our general industrial and oilfield channels. We expect this impact to continue throughout the year.

Office furniture sales in the first quarter of 2015 increased 4.1% compared to the first quarter of 2014. Office furniture accounted for 5.9% of the Company’s first quarter of 2015 consolidated net sales. Within this category we saw continued increased sales to independent resellers, e-commerce customers, and certain larger customers which more than offset lost sales to a large national customer.

The remainder of the Company’s first quarter 2015 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first quarter of 2015 was $204.4 million, compared to $187.1 million in the first quarter of 2014. The gross margin rate of 15.3% was up 40 basis points (bps) from the prior-year quarter gross margin rate of 14.9%. Our acquisitions added 40 basis points to our gross margin rate in the quarter.  Excluding the impact of our acquisitions, our gross margin rate was flat to the prior year as product margins improved (31 bps) from higher purchase-related allowances offset partially by a shift in the customer and product mix. Higher LIFO expense (20 bps) and higher inventory related reserves (11 bps) in the quarter offset the product margin increase.

Operating Expenses. Operating expenses for the first quarter were $198.4 million or 14.9% of sales, including $30.5 million related to repositioning actions. Adjusted operating expenses were $167.9 million or 12.6% of sales compared with $148.8 million or 11.9% of sales in the same period last year. The $19.1 million increase was driven by $17.5 million from acquisitions and $1.6 million from operating investments.

Interest Expense, net. Interest expense, net for the first quarter of 2015 was $4.8 million compared to $3.4 million in the first quarter of 2014. This was driven by higher debt outstanding related to the acquisition of MEDCO in the fourth quarter of 2014.  Interest expense is expected to be higher in 2015 than in the prior year.

Income Taxes. Income tax expense was $5.2 million for the first quarter of 2015, compared with $13.0 million for the same period in 2014. The Company’s effective tax rate was 422.2% for the current-year quarter and 37.3% for the same period in 2014. The current quarter tax rate was impacted by unfavorable discrete tax impacts of placing a non-strategic business for sale in the quarter.

Net Income. The net loss for the first quarter of 2015 totaled $4.0 million or $0.10 per diluted share, including $23.9 million after-tax, or $0.62 per diluted share, of costs related to repositioning actions. Adjusted net income was $19.9 million, or $0.52 per diluted share, compared with net income of $21.9 million or $0.55 per diluted share for the same three-month period in 2014.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 totaled $62.7 million, compared with $1.5 million in the same three-month period of 2014. The increase over the prior year was driven by declines in accounts receivable and a lower decline in accounts payable and accrued liabilities, as we proactively manage cash flow.

Investing Activities

Net cash used in investing activities for the first three months of 2015 was $5.5 million, compared with $5.9 million for the three months ended March 31, 2014. For the full year 2015, the Company expects capital spending to be approximately $30.0 million to $35.0 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 totaled $51.7 million, compared with $9.0 million provided by financing activities in the prior-year period. Net cash used in financing activities during the first three months of 2015 was impacted by $29.6 million in net repayments under debt arrangements, $16.0 million in share repurchases and $5.4 million in payments of cash dividends.

Liquidity and Capital Resources

United’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. We believe that our cash from operations and collections of receivables, coupled with our sources of borrowings and available cash on hand, are sufficient to fund currently anticipated requirements. These requirements include payments of interest and dividends, scheduled debt repayments, capital expenditures, working capital needs, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to our credit profile over the years, external funds have been available at an acceptable cost. We believe that current credit arrangements are sound and that the strength of our balance sheet affords us the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

Financing available from debt and the sale of accounts receivable as of March 31, 2015, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	334.2
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.1
Total financing utilized		695.3
Available financing, before restrictions		354.7
Restrictive covenant limitation		-
Available financing as of March 31, 2015		$354.7

(1)

The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	March 31,	December 31,
	2015	2014
2013 Credit Agreement	$334.2	$363.0
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.9
Debt	684.3	713.9
Stockholders’ equity	828.4	856.1
Total capitalization	$1,512.7	$1,570.0

Debt-to-total capitalization ratio	45.2%	45.5%

We believe that our operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 8, “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 9 “Debt” in our Annual Report on Form 10-K for the year-ended December 31, 2014.

Contractual Obligations

During the three-month period ended March 31, 2015, contractual obligations have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first three months of 2015 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

During the three-month periods ended March 31, 2015 and 2014, the Company repurchased 402,679 and 331,369 shares of USI’s common stock at an aggregate cost of $16.3 million and $13.7 million, respectively. On February 11, 2015, the Board of Directors authorized the Company to purchase an additional $100.0 million of common stock. The Company repurchased 0.5 million shares for $18.7 million year-to-date through April 20, 2015. As of that date, the Company had approximately $123.7 million remaining of existing share repurchase authorization from the Board of Directors.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2015 to January 31, 2015	104,115	$40.44	104,115	$38,235,430
February 1, 2015 to February 28, 2015	88,454	41.63	88,454	134,552,953
March 1, 2015 to March 31, 2015	210,110	39.79	210,110	126,192,695
Total First Quarter	402,679	$40.62	402,679	$126,192,695

ITEM 6.	EXHIBITS
(a)	Exhibits

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
3.1

Second Restated Certificate of Incorporation of the Company, dated as of March 19, 2002 (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014)

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

4.2	Parent Guaranty, dated as of November 25, 2013, by USI in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)

4.3	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of USSC (Exhibit 4.6 to the 2013 Form 10-K)

10.1*	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan**

31.1*	Certification of Chief Executive Officer, dated as of April 23, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of April 23, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of April 23, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from United Stationers Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on April 23, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three-month periods ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATIONERS INC.
(Registrant)

Date: April 23, 2015	/s/ Todd A. Shelton
Todd A. Shelton
Senior Vice President and Chief Financial Officer