Form 10-Q
period 2015-06-30
ESSENDANT INC
filed 2015-07-23
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-10653

ESSENDANT INC.

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

On July 20, 2015, the registrant had outstanding 38,007,081 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30,	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$29,935	$20,812
Accounts receivable, less allowance for doubtful accounts of $18,157 in 2015 and $19,725 in 2014	667,062	702,527
Inventories	875,465	926,809
Assets related to held for sale disposal group	7,880	-
Other current assets	29,595	30,042
Total current assets	1,609,937	1,680,190
Property, plant and equipment, net	130,216	138,217
Goodwill	402,545	398,042
Intangible assets, net	88,622	111,958
Other long-term assets	48,439	41,810
Total assets	$2,279,759	$2,370,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465,953	$485,241
Accrued liabilities	190,257	192,792
Liabilities related to held for sale disposal group	7,169	-
Current maturities of long-term debt	28	851
Total current liabilities	663,407	678,884
Deferred income taxes	12,362	17,763
Long-term debt	661,143	713,058
Other long-term liabilities	102,577	104,394
Total liabilities	1,439,489	1,514,099
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2015 and 2014	7,444	7,444
Additional paid-in capital	411,504	412,291
Treasury stock, at cost – 36,349,375 shares in 2015 and 35,719,041 shares in 2014	(1,070,183)	(1,042,501)
Retained earnings	1,557,281	1,541,675
Accumulated other comprehensive loss	(65,776)	(62,791)
Total stockholders’ equity	840,270	856,118
Total liabilities and stockholders’ equity	$2,279,759	$2,370,217

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$1,341,799	$1,320,037	$2,674,174	$2,574,176
Cost of goods sold	1,129,737	1,120,577	2,257,662	2,187,633
Gross profit	212,062	199,460	416,512	386,543
Operating expenses:
Warehousing, marketing and administrative expenses	158,159	142,186	356,531	291,035
Operating income	53,903	57,274	59,981	95,508
Interest expense, net	4,778	3,833	9,617	7,207
Income before income taxes	49,125	53,441	50,364	88,301
Income tax expense	18,864	20,110	24,095	33,113
Net income	$30,261	$33,331	$26,269	$55,188
Net income per share - basic:	$0.80	$0.86	$0.69	$1.41
Average number of common shares outstanding - basic	37,765	38,816	37,939	39,004
Net income per share - diluted:	$0.79	$0.85	$0.69	$1.40
Average number of common shares outstanding - diluted	38,106	39,226	38,317	39,435
Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$30,261	$33,331	$26,269	$55,188
Other comprehensive income, net of tax
Unrealized translation adjustment	209	562	(4,421)	17
Minimum pension liability adjustments	932	580	1,864	1,161
Unrealized interest rate swap adjustments	48	(626)	(428)	(785)
Total other comprehensive gain (loss), net of tax	1,189	516	(2,985)	393
Comprehensive income	$31,450	$33,847	$23,284	$55,581

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$26,269	$55,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,198	19,430
Share-based compensation	3,268	4,294
Loss on the disposition of property, plant and equipment	57	96
Amortization of capitalized financing costs	451	460
Excess tax benefits related to share-based compensation	(433)	(638)
Asset impairment charges	24,034	-
Deferred income taxes	(8,365)	(5,317)
Changes in operating assets and liabilities (net of acquisitions):
Decrease (increase) in accounts receivable, net	28,330	(17,650)
Decrease in inventory	44,984	39,290
Increase in other assets	(10,173)	(2,765)
Increase in accounts payable	3,152	21,961
Decrease in checks in-transit	(19,240)	(28,545)
Decrease (increase) in accrued liabilities	4,794	(1,106)
Decrease in other liabilities	(478)	(5,809)
Net cash provided by operating activities	120,848	78,889
Cash Flows From Investing Activities:
Capital expenditures	(11,931)	(10,335)
Proceeds from the disposition of property, plant and equipment	18	869
Acquisition, net of cash acquired	(532)	(26,161)
Net cash used in investing activities	(12,445)	(35,627)

Cash Flows From Financing Activities:
Net repayments under revolving credit facility	(52,738)	(14,489)
Borrowings under Receivables Securitization Program	-	9,300
Repayment of debt	-	(135,000)
Proceeds from the issuance of debt	-	150,000
Net disbursements from share-based compensation arrangements	(759)	(1,788)
Acquisition of treasury stock, at cost	(31,227)	(31,152)
Payment of cash dividends	(10,699)	(10,991)
Excess tax benefits related to share-based compensation	433	638
Payment of debt issuance costs	(36)	(615)
Net cash used in financing activities	(95,026)	(34,097)
Effect of exchange rate changes on cash and cash equivalents	(135)	4
Transfer of cash to held for sale	(4,119)	-
Net change in cash and cash equivalents	9,123	9,169
Cash and cash equivalents, beginning of period	20,812	22,326
Cash and cash equivalents, end of period	$29,935	$31,495
Other Cash Flow Information:
Income tax payments, net	$31,618	$25,236
Interest paid	9,451	4,621

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent Essendant Inc. (“ESND”) (formerly known as United Stationers Inc.) with its wholly owned subsidiary Essendant Co. (formerly known as United Stationers Supply Co.), and Essendant Co’s subsidiaries (collectively, “Essendant” or the “Company”). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of ESND and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading distributor of workplace essentials.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at June 30, 2015 and the results of operations and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Inventory

The Company used the last-in, first-out (“LIFO”) method for valuing approximately 77% and 74% of its total inventory as of June 30, 2015 and December 31, 2014, respectively. The remaining inventory was valued under the first-in, first-out (“FIFO”) accounting method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.  Inventory valued under the FIFO and LIFO accounting methods was recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $124.2 million and $118.6 million higher than reported as of June 30, 2015 and December 31, 2014, respectively.

The six-month change in the LIFO reserve as of June 30, 2015 resulted in a $5.6 million increase in cost of goods sold related to 2015 inflation. The six-month change in the LIFO reserves as of June 30, 2014 resulted in a $1.6 million increase in costs of goods sold which included LIFO liquidations relating to decrements in the Company’s office products and furniture pools which resulted in a $3.4 million liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of purchases in 2014.  This liquidation was more than offset by LIFO expense of $5.0 million related to 2014 inflation.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. The ASU will be effective for Essendant financial statements issued for fiscal years beginning after December 15, 2015, and early application is permitted. The Company is currently evaluating the timing of implementation of the new guidance but expect it will have an immaterial impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, that provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. This ASU will be effective for Essendant for annual periods beginning after December 15, 2015, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

2. Acquisitions and Dispositions

Acquisition of CPO Commerce, Inc.

On May 30, 2014, Essendant Co. completed the acquisition of CPO, a leading online retailer of brand name power tools and equipment. The acquisition of CPO significantly expanded the Company’s digital resources and capabilities to support resellers as they transition to an increasingly online environment. CPO’s expertise will strengthen Essendant’s ability to offer features like improved product content, real-time access to inventory and pricing, digital marketing and merchandising, and an enhanced digital platform to our resellers and manufacturing partners.

The purchase price was $37.8 million, including $5.5 million related to the estimated fair value of contingent consideration. The contingent consideration ultimately paid will be determined based on CPO’s sales during a three-year period immediately following the acquisition date. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. Any changes to the estimated fair value after the original purchase accounting was completed were recorded in “warehousing, marketing and administrative expenses” in the period in which the change occurred. The Company financed the 100% stock acquisition with borrowings under the Company’s available committed bank facilities.

The fair value of the assets and liabilities acquired were determined using various valuation methods including selling price, a market approach, and discounted cash flows using both an income and cost approach.

The final allocation of the purchase price was as follows (amounts in thousands):

Purchase price, net of cash acquired		$32,225
Accounts receivable	$(2,956)
Inventories	(13,051)
Other current assets	(269)
Property, plant and equipment, net	(488)
Intangible assets	(12,800)
Total assets acquired		(29,564)
Accounts payable	16,911
Accrued liabilities	2,580
Deferred income taxes	3,453
Other long-term liabilities	90
Total liabilities assumed		23,034
Goodwill		$25,695

The purchased identifiable intangible assets were as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$5,200	3 years
Trademark	7,600	15 years
Total	$12,800

Acquisition of MEDCO

On October 31, 2014, Essendant Co. completed the acquisition of all of the capital stock of Liberty Bell Equipment Corp., a United States wholesaler of automotive aftermarket tools and equipment, and its affiliates (collectively, MEDCO) including G2S Equipement de Fabrication et d’Entretien ULC, a Canadian wholesaler. MEDCO advances a key pillar of the Company’s strategy, which is to diversify into higher growth and margin channels and categories. It also brings expanded categories and services to customers.

The purchase price was $150.4 million, including $4.7 million related to the estimated fair value of contingent consideration. The contingent consideration ultimately paid will be determined based on MEDCO’s sales and EBITDA during a three-year period immediately following the acquisition date. Additionally, $6.0 million was reserved as a payable upon completion of an eighteen month indemnification period. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. Any changes to the estimated fair value after the original purchase accounting is completed will be recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs. This acquisition was funded through a combination of cash on hand and cash available under the Company’s committed bank facilities.

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

At June 30, 2015, the preliminary allocation of the purchase price was as follows (amounts in thousands):

Purchase price, net of cash acquired		$145,873
Accounts receivable	$(44,815)
Inventories	(55,491)
Other current assets	(1,299)
Property, plant and equipment, net	(4,408)
Other assets	(442)
Intangible assets	(39,330)
Total assets acquired		(145,785)
Accounts payable	32,383
Accrued liabilities	5,254
Deferred income taxes	1,333
Other long-term liabilities	52
Total liabilities assumed		39,022
Goodwill		$39,110

The purchased identifiable intangible assets were as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$36,920	4-15 years
Trademarks	2,410	1.5-15 years
Total	$39,330

Any changes to the preliminary allocation of the purchase price, some of which may be material, will be allocated to residual goodwill.

Assets Held for Sale

On February 10, 2015, the Company approved a plan to sell its subsidiary in Mexico, which is not strategic to the Company. The Company plans to dispose of the entity in 2015. As of the approval date, in accordance with Accounting Standards Codification (ASC) 360-10-45-9 Property, Plant, and Equipment, the Mexican subsidiary met all of the criteria to be classified as a held-for-sale asset disposal group. In accordance with ASC 350-20-40, Intangibles – Goodwill and Other, the Company allocated a proportionate share of the goodwill balance from the office product and janitorial and breakroom supply reporting unit based on the subsidiary’s relative fair value to the reporting unit and performed an impairment test for the allocated goodwill utilizing the cost approach to value the entity. Based upon the impairment test, the $3.3 million of goodwill allocated to the subsidiary was determined to be fully impaired.  Additionally, in conjunction with classifying the subsidiary as a held-for-sale asset disposal group, the Company revalued the subsidiary to fair value using the cost-approach method less the estimated cost to sell. The carrying value, including a $10.1 million cumulative foreign currency translation adjustment, of the disposal group was then compared to the fair value less the estimated cost to sell, resulting in a pre-tax impairment loss of $10.1 million. The goodwill impairment of $3.3 million, the held-for-sale impairment of $10.1 million and the $0.1 million estimated cost to sell were recorded in the first quarter of 2015 within “warehousing, marketing and administrative expenses.” During the second quarter, the Company recorded an additional $1.4 million within “warehousing, marketing and administrative expenses.” Additional financial statement impacts may occur during the remainder of 2015 as this transaction is completed.

As of June 30, 2015, the carrying amounts, excluding intercompany accounts, of the Mexican subsidiary by major classes of assets and liabilities included in the Consolidated Balance Sheet were as follows (in thousands):

Amount
Assets held for sale:
Cash and cash equivalents	$4,119
Accounts receivable, less allowance for doubtful accounts	6,720
Inventories	6,527
Other current assets	418
Net property, plant equipment	110
Other assets	657
Held-for-sale valuation allowance	(10,671)
Total assets held for sale	$7,880

Liabilities held for sale:
Accounts payable	3,447
Accrued liabilities	3,184
Other long-term liabilities	538
Total liabilities held for sale	$7,169

Agreement to Purchase Nestor Sales LLC

On July 14, 2015, Essendant Co signed an agreement to acquire Nestor Sales LLC, a leading wholesaler and distributor of tools, equipment and supplies to the transportation industry.  The all cash purchase price is $38.5 million, subject to closing adjustments. This acquisition accelerates the Company’s growth in the automotive aftermarket, complements the Company’s existing industrial offerings while providing access to new customer segments, and advances a key strategic pillar to diversify into higher growth and margin channels and categories. The acquisition is expected to be completed in the third quarter of 2015, subject to customary closing conditions.  This acquisition will be funded through a combination of cash on hand and cash available under our revolving credit facility.

3. Share-Based Compensation

As of June 30, 2015, the Company has two active equity compensation plans. On May 20, 2015 the Company’s stockholders approved certain amendments to the Amended and Restated 2004 Long-Term Incentive Plan (“LTIP) which included the renaming of the LTIP to the “2015 Long-Term Incentive Plan” (as amended and restated, the “2015 Plan”). Under the 2015 Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 206,479 shares of restricted stock and 145,552 RSUs during the first six months of 2015. No stock options were granted during the first six months of 2015. During the first six months of 2014, the Company granted 62,594 shares of restricted stock, 147,725 RSUs, and 5,538 stock options.

4. Severance and Restructuring Charges

During the second quarter of 2015, the Company recorded a $0.1 million pre-tax reversal of expense relating to facility consolidations. During the first quarter of 2015, the Company recorded a $6.0 million pre-tax charge relating to a workforce reduction and a $0.4 million pre-tax charge relating to facility consolidations. These charges were included in “warehousing, marketing and administrative expenses.” Cash outflows for these actions will occur primarily in 2015 and were approximately $2.4 million in the six months ended June 30, 2015. As of June 30, 2015, the Company has accrued liabilities for these actions of $3.9 million. The Company estimated an additional $2.7 million will be incurred in the remainder of 2015 due to facility closures related to this action, for a total 2015 expense of approximately $9.0 million.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2014	$398,042
Impairment	(3,319)
Purchase accounting adjustments	9,184
Currency translation adjustment	(1,362)
Goodwill, balance as of June 30, 2015	$402,545

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	June 30, 2015				December 31, 2014
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$121,766	$(46,228)	$75,538	16	$125,761	$(41,123)	$84,638	16
Non-compete agreements	4,660	(2,981)	1,679	4	4,672	(2,364)	2,308	4
Trademarks	12,112	(2,307)	9,805	14	14,428	(1,716)	12,712	13
Total	$138,538	$(51,516)	$87,022		$144,861	$(45,203)	$99,658
Intangible assets not subject to amortization
Trademarks	1,600	-	1,600	n/a	12,300	-	12,300	n/a
Total	$140,138	$(51,516)	$88,622		$157,161	$(45,203)	$111,958

In the first quarter of 2015, the Company recorded a pre-tax non-cash impairment charge of $10.2 million to write-down the trademarks of ORS Nasco and certain OKI brands to their fair value related to the corporate name change that was effective June 1, 2015. This impairment charge was recorded in “warehousing, marketing and administrative expenses.” The Company utilized the discounted cash flow method to determine the fair value of these trademarks based upon management’s current forecasted future revenues from the trademarks. The trademarks had a total value of $1.0 million at June 30, 2015.

The following table summarizes the amortization expense to be incurred in 2015 and over the next four years on intangible assets (in thousands):

Year	Amount
2015	$14,863
2016	11,910
2017	9,801
2018	7,248
2019	5,477

6. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended June 30, 2015 was as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2014	$(11,923)	$274	$(51,142)	$(62,791)
Other comprehensive (loss) income before reclassifications	(4,421)	(864)	-	(5,285)
Amounts reclassified from AOCI	-	436	1,864	2,300
Net other comprehensive (loss) income	(4,421)	(428)	1,864	(2,985)
AOCI, balance as of June 30, 2015	$(16,344)	$(154)	$(49,278)	$(65,776)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month and six-month period ending June 30, 2015 respectively (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,	Affected Line Item In The Statement
Details About AOCI Components	2015	2015	Where Net Income is Presented
Gain on interest rate swap cash flow hedges, before tax	$339	$703	Interest expense, net
	(129)	(267)	Tax provision
	$210	$436	Net of tax
Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	$1,525	$3,050	Warehousing, marketing and administrative expenses
	(593)	(1,186)	Tax provision
	932	1,864	Net of tax
Total reclassifications for the period	$1,142	$2,300	Net of tax

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month and six-month periods ending June 30, 2015 and 2014, 0.3 million and 0.5 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$30,261	$33,331	$26,269	$55,188
Denominator:
Denominator for basic earnings per share -
weighted average shares	37,765	38,816	37,939	39,004
Effect of dilutive securities:
Employee stock options and restricted units	341	410	378	431
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	38,106	39,226	38,317	39,435
Net income per share:
Net income per share - basic	$0.80	$0.86	$0.69	$1.41
Net income per share - diluted	$0.79	$0.85	$0.69	$1.40

Common Stock Repurchases

As of December 31, 2014, the Company had Board authorization to repurchase $42.4 million of common stock. In February 2015, the Board of Directors authorized the Company to purchase an additional $100.0 million of common stock. During the three-month periods ended June 30, 2015 and 2014, the Company repurchased 378,462 and 459,922 shares of the Company’s common stock at an aggregate cost of $15.2 million and $17.9 million, respectively. During the six-month periods ended June 30, 2015 and 2014, the Company repurchased 781,141 and 791,291 shares of the Company’s common stock at an aggregate cost of $31.5 million and $31.7 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first six months of 2015 and 2014, the Company reissued 150,807 and 91,904 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

8. Debt

ESND is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, Essendant Co., and from borrowings by Essendant Co. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program (each as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2014) restrict Essendant Co.’s ability to transfer cash to ESND.

Debt consisted of the following amounts (in millions):

	As of	As of
	June 30, 2015	December 31, 2014

2013 Credit Agreement	$311.1	$363.0
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.9
Total	$661.2	$713.9

As of June 30, 2015, 77.3% of the Company’s outstanding debt, excluding capital leases, was priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of June 30, 2015 and December 31, 2014.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0% to 1.00%. As of June 30, 2015, the applicable margin for LIBOR-based loans was 1.375% and for Alternate Base Rate loans was 0.375%. Essendant Co. is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

On June 26, 2015, the Company and its subsidiaries Essendant Co., Essendant Financial Services LLC (“EFS") and Essendant Receivables LLC ("ESR") entered into a Third Omnibus Amendment to Transaction Documents (the “Omnibus Amendment”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch ("BTMU") and PNC Bank, National Association (“PNC Bank”). The Omnibus Agreement amended the transaction documents of the Receivable Securitization Program to reflect rebranded legal entity names. On June 29, 2015, Lagasse, LLC, a subsidiary of Essendant Co. merged into Essendant Co.  All accounts receivable originated by Lagasse prior to the merger are excluded from the Program. The Omnibus Agreement amended the Transaction Documents to also exclude “Excluded Receivables” from the Receivables Securitization Program, which are defined as “any receivable which, at the time of such Receivable’s origination, was processed on the [enterprise resource planning system previously used by Lagasse, LLC].”

As of June 30, 2015 and December 31, 2014, $380.3 million and $360.3 million, respectively, of receivables had been sold to the Investors (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2014). ESR had $200.0 million outstanding under the Receivables Securitization Program as of June 30, 2015 and December 31, 2014.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 9 of the Company’s Form 10-K for the year ended December 31, 2014.

9. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 11 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2014. A summary of net periodic pension cost related to the Company’s pension plans for the three and six months ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Service cost - benefit earned during the period	$400	$327	$800	$655
Interest cost on projected benefit obligation	2,270	2,242	4,540	4,485
Expected return on plan assets	(2,805)	(2,557)	(5,610)	(5,115)
Amortization of prior service cost	75	45	150	90
Amortization of actuarial loss	1,450	905	2,900	1,810
Net periodic pension cost	$1,390	$962	$2,780	$1,925

The Company made cash contributions of $2.0 million to its pension plans during each of the six month periods ended June 30, 2015 and 2014. Additional contributions, if any, for 2015 have not yet been determined. As of June 30, 2015 and December 31, 2014, respectively, the Company had accrued $48.0 million and $50.3 million of pension liability within “Other Long-Term Liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.5 million and $2.9 million for the Company match of employee contributions to the Plan for the three and six months ended June 30, 2015. During the same periods last year, the Company recorded expense of $1.3 million and $2.7 million to match employee contributions.

10. Derivative Financial Instruments

The Company uses derivative instruments to manage a portion of exposures to fluctuations in interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair values of these instruments are determined by using quoted market forward rates (level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. These instruments qualify for hedge accounting and the changes in fair value are reported as a component of other comprehensive earnings (losses) net of tax effects.

As of June 30, 2015 and December 31, 2014, the fair value of the Company's interest rate swap included in the Company’s Condensed Consolidated Balance Sheet as a component of “Other long-term liabilities” was $0.9 million and $0.3 million respectively. The purpose of the interest rate swap is to convert a portion of the Company’s floating-rate debt to a fixed-rate basis. The swap matures in July 2017. The Company had no other derivative instruments as of June 30, 2015 or December 31, 2014.

11. Fair Value Measurements

The Company measures certain financial assets and liabilities, including interest rate swap derivatives, at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates (see Note 10 “Derivative Financial Instruments”, for more information on these interest rate swaps).

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements as of June 30, 2015
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	872	-	872	-
Total	$872	$-	$872	$-

	Fair Value Measurements as of December 31, 2014
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	253	-	253	-
Total	$253	$-	$253	$-

The carrying amount of accounts receivable at June 30, 2015, including $380.3 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

As of June 30, 2015, the held for sale assets and liabilities detailed in Note 2 “Acquisitions and Dispositions” were measured at fair value on a nonrecurring basis. No other assets or liabilities were measured at fair value on a nonrecurring basis.

12. Other Assets and Liabilities

Receivables related to supplier allowances totaling $86.4 million and $124.4 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.

Accrued customer rebates of $51.7 million and $63.2 million as of June 30, 2015 and December 31, 2014, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

13. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three and six months ended June 30, 2015, the Company recorded income tax expense of $18.9 million and $24.1 million on pre-tax income of $49.1 million and $50.4 million, for an effective tax rate of 38.4% and 47.8%, respectively. For the three months and six months ended June 30, 2014, the Company recorded income tax expense of $20.1 million and $33.1 million on pre-tax income of $53.4 million and $88.3 million, respectively, for an effective tax rate of 37.6% and 37.5%, respectively.

The Company's U.S. statutory rate is 35.0%. The most significant factor impacting the effective tax rate for the three and six months ended June 30, 2015 was the discrete tax impacts of the impairment charges for financial reporting purposes related to placing a non-strategic business for sale in the first quarter. There were no significant discrete items for the three and six months ended June 30, 2014.

14. Legal Matters

The Company has been named as a defendant in an action filed before the United States District Court for the Central District of California on May 1, 2015. The complaint alleges that the Company sent unsolicited fax advertisements to  two named plaintiffs, as well as thousands of other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). After filing the complaint, the plaintiff filed a motion asking the Court to certify a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company. Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations. Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  The Company is vigorously contesting class certification and liability. Litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. Regardless of whether the litigation is resolved at trial or through settlement, the Company believes that a loss associated with resolution of pending claims is probable. However, the amount of any such loss, which could be material, cannot be reasonably estimated because the Company is continuing to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances.

The Company is also involved in other legal proceedings arising in the ordinary course of or incidental to its business. The Company has established reserves, which are not material, for potential losses that are probable and reasonably estimable that may result from those proceedings. In many cases, however, it is difficult to determine whether a loss is probable or even possible or to estimate the amount or range of potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated. The Company believes that such ordinary course legal proceedings will be resolved with no material adverse effect upon its financial condition or results of operations.

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

Company Overview

Essendant Inc. (formerly known as United Stationers Inc.) is a leading supplier of workplace essentials, with 2014 net sales of approximately $5.3 billion. Essendant Inc. stocks over 160,000 items from over 1,600 manufacturers. These items include a broad spectrum of manufacturer-branded and private branded technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. Essendant sells through a network of 74 distribution centers to approximately 30,000 reseller customers, who in turn sell directly to end consumers.

Our strategy is comprised of three key elements:

1) Strengthen our core office, janitorial, and breakroom business with a common operating and IT platform, an aligned customer care and sales team, and advanced digital services;

2) Win online by growing our business-to-business (B2B) sales with major e-commerce players and by enabling the online success of our resellers by providing digital capabilities and tools to support them; and

3) Expand and diversify our business into higher growth and higher margin channels and categories.

Execution on these priorities will help us achieve our goal of becoming the fastest and most convenient solution for workplace essentials.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

Recent Results

•

Second quarter sales were $1.34 billion, up 1.6% over the prior-year quarter driven by $86.7 million of incremental sales in the industrial supplies category from our 2014 acquisitions. Excluding 2014 acquisitions, sales in the industrial supply category declined 11.6% due to energy sector impacts. Sales in the janitorial and breakroom category grew 3.1%.

•

The gross margin rate in the second quarter of 2015 was 15.8%, compared to the prior-year quarter gross margin rate of 15.1%. This increase reflects favorable impacts from our 2014 acquisitions and improved product margin. Gross profit for the second quarter of 2015 was $212.1 million, compared to $199.5 million in the second quarter of 2014.

•

Operating expenses in the second quarter of 2015 were $158.2 million or 11.8% of sales, compared with $142.2 million or 10.8% of sales in the prior-year quarter. Excluding the impacts of $0.5 million pre-tax charge for accelerated amortization related to intangible assets impaired in the first quarter of 2015, $0.1 million partial reversal of the facility consolidation charge taken in the first quarter, and $1.4 million pre-tax charge related to exiting our non-strategic business in Mexico (“repositioning charges”), adjusted operating expenses were $156.4 million or 11.7% of sales.

•

Operating income for the quarter ended June 30, 2015 was $53.9 million or 4.0% of sales, including $1.7 million of expense related to repositioning charges detailed previously. Adjusted operating income in the second quarter of 2015 was $55.6 million or 4.1% of sales, versus $57.3 million or 4.3% of sales in the second quarter of 2014.

•

Diluted earnings per share for the second quarter of 2015 was $0.79, including $0.03 of expense related to the repositioning charges. Adjusted diluted earnings per share were $0.82 compared with diluted earnings per share of $0.85 in the prior-year period. We remain focused on driving flat to slightly improved adjusted earnings per share growth in the back half of 2015, but must overcome significant hurdles from the energy sector downturn to achieve our goal.

•

On July 13, 2015 we entered into an agreement to acquire Nestor Sales LLC (“Nestor”), a leading wholesaler and distributor of tools, equipment and supplies to the transportation industry.  The all cash purchase price is $38.5 million, subject to closing adjustments.  Nestor’s annual sales are approximately $70.0 million.  Nestor accelerates our growth in the automotive aftermarket and complements our existing industrial offerings while providing access to new customer segments.  It also advances a key pillar of our strategy, diversification into higher growth and margin channels and categories.  We expect the acquisition, which is subject to customary closing conditions, to be completed in the third quarter of 2015.  This acquisition will be funded through a combination of cash on hand and cash available under our revolving credit facility.  The transaction is expected to be slightly dilutive in 2015 and $0.04 to $0.05 accretive to earnings in 2016.

Repositioning for Sustained Success

As previously announced, we are taking decisive actions to reposition our business, provide enhanced customer service, and generate sustained long-term success. These actions are as follows:

•

Our initiative to combine the office products and janitorial operating platforms is intended to help us become the fastest, most convenient solution for workplace essentials. We will deliver this through our nationwide distribution network and logistics capabilities, order efficiency with enhanced ecommerce capabilities, broad product portfolio, superior product category knowledge and commercial expertise. Physical implementation is expected to begin in 2015 and will cascade into the first half of 2016. In the first half of 2015, expenses related to this initiative were $2.4 million and are expected to total approximately $13.0 million in 2015.  Upon completion, we expect total cost savings through this network consolidation and reduced expenses of $5.0 to $10.0 million in the second half of 2016, and $15.0 to $20.0 million on an annual basis thereafter.

•

Restructuring actions are being taken in 2015 to improve our operational utilization, labor spend and inventory performance. This includes workforce reductions and facility consolidations over five quarters beginning in the first quarter of 2015.  In the first half of 2015, we recorded a pre-tax charge of $6.0 million relating to initial workforce reductions and $0.3 million relating to facility consolidations. We are currently estimating additional charges of approximately $2.7 million later in 2015 related to facility closures for a total of approximately $9.0 million for the full year of 2015. We expect these actions will produce cost savings of approximately $6.0 million, for a net cost of $3.0 million, in 2015 and approximately $10.0 million annually, beginning in 2016.

•

We will exit certain non-strategic channels and categories during 2015 to further align our portfolio of product categories and channels with our strategies. In the first quarter of 2015, we began active sales efforts relating to Azerty de Mexico, a non-strategic subsidiary with operations in Mexico.  As a result, we classified this subsidiary as held for sale and have recorded non-cash charges of $14.0 million and a $0.9 million charge in the first half of 2015. This subsidiary had sales of $41.9 million in the first half of 2015 compared to $52.5 million in the same period of last year. Additional financial impacts, both cash and non-cash, may occur during the remainder of 2015 as we complete this transaction.

•

On June 1, 2015 we officially rebranded to Essendant Inc. in order to communicate more accurately our purpose and vision. When we announced in the first quarter of 2015 our decision to rebrand the company, the ORS Nasco trademark and certain OKI brands were tested for impairment.  Upon completion of the impairment test of these intangible assets, management determined the trademarks were impaired and recorded a pre-tax, non-cash, impairment charge and accelerated amortization totaling $11.0 million in the first half of 2015. It was also determined that the useful lives do not extend past 2015. The remaining value of these intangibles was $1.0 million at June 30, 2015.

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

Critical Accounting Policies, Judgments and Estimates

During the first six months of 2015, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Adjusted Operating Income, Net Income and Earnings Per Share

The following tables presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, and Adjusted Diluted Earnings Per Share for the three and six-month periods ended June 30, 2015 and 2014 (in thousands, except per share data) excluding the effects of the pre-tax charges related to workforce reductions and facility consolidations, intangible asset impairment charge and accelerated amortization related to rebranding efforts, and an impairment charge, certain transaction costs, and foreign currency volatility related to the held-for-sale classification of our Mexican subsidiary. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating and to the results of last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended June 30,
	2015		2014
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$1,341,799	100.0%	$1,320,037	100.0%
Gross profit	$212,062	15.8%	$199,460	15.1%
Operating expenses	$158,159	11.8%	$142,186	10.8%
Workforce reduction and facility consolidation charge	138	0.0%	-	-
Rebranding - intangible asset amortization	(512)	0.0%	-	-
Asset held for sale related costs	(1,361)	(0.1%)	-	-
Adjusted operating expenses	$156,424	11.7%	$142,186	10.8%
Operating income	$53,903	4.0%	$57,274	4.3%
Operating expense items noted above	1,735	0.1%	-	-
Adjusted operating income	$55,638	4.1%	$57,274	4.3%
Net income	$30,261		$33,331
Operating expense items noted above, net of tax	942		-
Adjusted net income	$31,203		$33,331
Diluted earnings per share	$0.79		$0.85
Per share operating expense items noted above	0.03		-
Adjusted diluted earnings per share	$0.82		$0.85
Adjusted diluted earnings per share - change over the prior year period	(3.5%)
Weighted average number of common shares - diluted	38,106		39,226

	For the Six Months Ended June 30,
	2015		2014
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$2,674,174	100.0%	$2,574,176	100.0%
Gross profit	$416,512	15.6%	$386,543	15.0%
Operating expenses	$356,531	13.3%	$291,035	11.3%
Workforce reduction and facility consolidation charge	(6,295)	(0.2%)	-	-
Rebranding - intangible asset impairment and amortization	(10,975)	(0.4%)	-	-
Asset held for sale impairment and related costs	(14,927)	(0.6%)	-	-
Adjusted operating expenses	$324,334	12.1%	$291,035	11.3%
Operating income	$59,981	2.2%	$95,508	3.7%
Operating expense items noted above	32,197	1.2%	-	-
Adjusted operating income	$92,178	3.4%	$95,508	3.7%
Net income	$26,269		$55,188
Operating expense items noted above, net of tax	24,837		-
Adjusted net income	$51,106		$55,188
Diluted earnings per share	$0.69		$1.40
Per share operating expense items noted above	0.64		-
Adjusted diluted earnings per share	$1.33		$1.40
Adjusted diluted earnings per share - change over the prior year period	(5.0%)
Weighted average number of common shares - diluted	38,317		39,435

Results of Operations—Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

Net Sales. Net sales for the second quarter of 2015 were $1.34 billion. The following table summarizes net sales by product category for the three-month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014 (1)
Janitorial and breakroom supplies	$368,343	$357,242
Technology products	349,702	369,700
Traditional office products (including cut-sheet paper)	293,800	330,175
Industrial supplies	214,990	145,151
Office furniture	78,499	78,631
Freight revenue	30,299	29,638
Services, Advertising and Other	6,166	9,500
Total net sales	$1,341,799	$1,320,037

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes to shift to a single operational item hierarchy. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the janitorial and breakroom supplies product category increased 3.1% in the second quarter of 2015 compared to the second quarter of 2014. This category accounted for 27.5% of the Company’s second quarter 2015 consolidated net sales. Sales increased from being named the primary supplier for Office Depot’s janitorial business and e-tail growth.

Sales in the technology products category (primarily ink and toner) decreased 5.4% from the second quarter of 2014. This category accounted for 26.1% of net sales for the second quarter of 2015. This decline is primarily attributable to the loss of business with large national customers and lower sales at our Mexican subsidiary. These were partially offset by growth in e-tail customers and technology resellers.

Sales of traditional office products decreased in the second quarter of 2015 by 11.0% versus the second quarter of 2014. Traditional office supplies represented 21.9% of the Company’s consolidated net sales for the second quarter of 2015. This decline was driven by a decline in cut-sheet paper sales as we exit low margin business and losing the first-call supplier status with Office Depot. The traditional office products decline was partially offset by continued growth in e-tailers and a rebound in government spending. Net of incremental sales in janitorial products to Office Depot, we estimate the impact of the 2014 changes to our relationship to be a $0.14 to $0.22 reduction in earnings per share in 2015.

Industrial supplies sales in the second quarter of 2015 increased by 48.1% compared to the same prior-year period. Sales of industrial supplies accounted for 16.0% of the Company’s net sales for the second quarter of 2015 and reflected solid sales momentum from our acquisitions, which contributed $86.7 million in incremental sales and positively impacted earnings per share. Without the acquisitions, industrial sales declined 11.6% over the prior-year quarter. Approximately 25% of our core industrial business is exposed to energy sector resellers which have been impacted by the decline in oil prices resulting in sales declines in our general industrial and energy channels. We expect this impact to continue throughout the year.

Office furniture sales in the second quarter of 2015 decreased 0.2% compared to the second quarter of 2014. Office furniture accounted for 5.9% of the Company’s second quarter of 2015 consolidated net sales. Within this category, the loss of sales at Office Depot was mostly offset by growth in other large customers and e-tailers.

The remainder of the Company’s second quarter 2015 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the second quarter of 2015 was $212.1 million, compared to $199.5 million in the second quarter of 2014. The gross margin rate of 15.8% was up 69 basis points (bps) from the prior-year quarter gross margin rate of 15.1%. Our acquisitions added an incremental 29 basis points to our gross margin rate in the quarter.  Excluding the impact of our acquisitions, our gross margin rate benefited from a favorable product mix.

Operating Expenses. Operating expenses for the second quarter were $158.2 million or 11.8% of sales, including $1.7 million related to repositioning actions. Adjusted operating expenses were $156.4 million or 11.7% of sales compared with $142.2 million or 10.8% of sales in the same period last year. The $14.2 million increase was driven by $12.8 million of incremental expenses from acquisitions.

Interest Expense, net. Interest expense, net for the second quarter of 2015 was $4.8 million compared to $3.8 million in the second quarter of 2014. This was driven by higher debt outstanding related to our acquisition in the fourth quarter of 2014.  Interest expense is expected to be higher in 2015 than in the prior year.

Income Taxes. Income tax expense was $18.9 million for the second quarter of 2015, compared with $20.1 million for the same period in 2014. The Company’s effective tax rate was 38.4% for the current-year quarter and 37.6% for the same period in 2014.

Net Income. Net income for the second quarter of 2015 totaled $30.3 million or $0.79 per diluted share, including $0.9 million after-tax, or $0.03 per diluted share, of costs related to repositioning actions. Adjusted net income was $31.2 million, or $0.82 per diluted share, compared with net income of $33.3 million or $0.85 per diluted share for the same three-month period in 2014.

Results of Operations—Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Net Sales. Net sales for the first six months of 2015 were $2.67 billion. The following table summarizes net sales by product category for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015 (1)	2014 (1)
Janitorial and breakroom supplies	$725,318	$686,668
Technology products	703,083	724,780
Traditional office products (including cut-sheet paper)	590,305	654,434
Industrial supplies	425,262	279,009
Office furniture	156,635	153,656
Freight revenue	62,258	58,818
Services, Advertising and Other	11,313	16,811
Total net sales	$2,674,174	$2,574,176

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the janitorial and breakroom supplies product category increased 5.6% in the first six months of 2015 compared to the first six months of 2014. This category accounted for 27.1% of the Company’s first six months of 2015 consolidated net sales. Sales growth in this category was driven by being named the primary supplier for Office Depot’s janitorial business, growth in e-tail and increased sales to independent dealer customers.

Sales in the technology products category (primarily ink and toner) decreased in the first six months of 2015 by 3.0% versus the first six months of 2014. This category accounted for 26.3% of net sales for the first six months of 2015. Sales declined due to the loss of business with Office Depot, lower sales at our Mexican subsidiary and reduced demand in our independent channel. The sales decline was partially offset by growth in e-tailers and technology resellers.

Sales of traditional office products decreased in the first six months of 2015 by 9.8% versus the first six months of 2014. Traditional office supplies represented 22.1% of the Company’s consolidated net sales for the first six months of 2015. The decline in this category was primarily driven by the decline of cut-sheet paper as we exited low margin business and the loss of first call supplier status with Office Depot.

Industrial supplies sales in the first six months of 2015 increased by 52.4% compared to the same prior-year period and accounted for 15.9% of the Company’s net sales for the first six months of 2015. Our acquisitions contributed $176.8 million in incremental sales. Excluding sales from acquisitions, industrial supplies sales declined 11.0% over the same period last year, due to declines in our general industrial and energy channels. We expect this impact to continue throughout the year.

Office furniture sales in the first six months of 2015 increased 1.9% compared to the first six months of 2014. Office furniture accounted for 5.9% of the Company’s first six months of 2015 consolidated net sales. Improved sales with a large national customer and growth in e-tail and independent resellers more than offset lost sales to Office Depot.

The remainder of the Company’s first six months of 2015 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first six months of 2015 was $416.5 million, compared to $386.5 million in the first six months of 2014. The gross margin rate of 15.6% was up 56 basis points (bps) from the prior-year period gross margin rate of 15.0%. This increase was due to acquisitions (37 bps) and a favorable product mix.

Operating Expenses. Operating expenses for the first six months of 2015 were $356.5 million or 13.3% of sales, compared with $291.0 million or 11.3% of sales in the same period last year. Current period operating expenses were affected by acquisitions which added an incremental $30.3 million in operating expenses. The Company incurred approximately $2.4 million in the first six months of 2015 related to the initiative to combine the Company’s office product and janitorial platforms.

Interest Expense, net. Interest expense, net for the first six months of 2015 was $9.6 million compared to $7.2 million in the first six months of 2014.

Income Taxes. Income tax expense was $24.1 million for the first six months of 2015, compared with $33.1 million for the same period in 2014. The Company’s effective tax rate was 47.8% for the current-year period and 37.5% for the same period in 2014.

Net Income. Net income for the first six months of 2015 totaled $26.3 million or $0.69 per diluted share, including $24.8 million after-tax, or $0.64 per diluted share, of costs related to repositioning actions. Adjusted net income was $51.1 million, or $1.33 per diluted share, compared with net income of $55.2 million or $1.40 per diluted share for the same six-month period in 2014.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 totaled $120.8 million, compared with $78.9 million in the same six-month period of 2014. The 53% improvement over the prior year demonstrates our commitment to effectively manage working capital.

Investing Activities

Net cash used in investing activities for the first six months of 2015 was $12.4 million, compared with $35.6 million for the six months ended June 30, 2014. For the full year 2015, the Company expects capital spending, excluding acquisitions, to be approximately $30.0 million to $35.0 million. On July 14, 2015, the Company’s Board of Directors approved the payment of a $0.14 per share dividend payable to stockholders of record as of September 15, 2015 to be paid on October 15, 2015.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 totaled $95.0 million, compared with $34.1 million in the prior-year period. Net cash used in financing activities during the first six months of 2015 was impacted by $52.7 million in net repayments under debt arrangements, $31.2 million in share repurchases and $10.7 million in payments of cash dividends.

Liquidity and Capital Resources

Essendant’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. We believe that our cash from operations and collections of receivables, coupled with our sources of borrowings and available cash on hand, are sufficient to fund currently anticipated requirements. These requirements include payments of interest and dividends, scheduled debt repayments, capital expenditures, working capital needs, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to our credit profile over the years, external funds have been available at an acceptable cost. We believe that current credit arrangements are sound and that the strength of our balance sheet affords us the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

Financing available from debt and the sale of accounts receivable as of June 30, 2015, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	311.1
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.1
Total financing utilized		672.2
Available financing, before restrictions		377.8
Restrictive covenant limitation		-
Available financing as of June 30, 2015		$377.8

(1)

The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	June 30,	December 31,
	2015	2014
2013 Credit Agreement	$311.1	$363.0
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.9
Debt	661.2	713.9
Stockholders’ equity	840.3	856.1
Total capitalization	$1,501.5	$1,570.0

Debt-to-total capitalization ratio	44.0%	45.5%

We believe that our operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 8, “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 9 “Debt” in our Annual Report on Form 10-K for the year-ended December 31, 2014.

Contractual Obligations

During the six-month period ended June 30, 2015, contractual obligations have increased $78.2 million from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, driven by the renewed corporate office building lease and other facility lease renewals.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first six months of 2015 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company has been named as a defendant in an action filed before the United States District Court for the Central District of California on May 1, 2015. The complaint alleges that the Company sent unsolicited fax advertisements to  two named plaintiffs, as well as thousands of other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). After filing the complaint, the plaintiff filed a motion asking the Court to certify a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company.  Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations.   Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  The Company is vigorously contesting class certification and liability.  Litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures.  Regardless of whether the litigation is resolved at trial or through settlement, the Company believes that a loss associated with resolution of pending claims is probable.  However, the amount of any such loss, which could be material, cannot be reasonably estimated because the Company is continuing to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances.

The Company is also involved in other legal proceedings arising in the ordinary course of or incidental to its business. The Company has established reserves, which are not material, for potential losses that are probable and reasonably estimable that may result from those proceedings. In many cases, however, it is difficult to determine whether a loss is probable or even possible or to estimate the amount or range of potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated. The Company believes that such ordinary course legal proceedings will be resolved with no material adverse effect upon its financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

During the six-month periods ended June 30, 2015 and 2014, the Company repurchased 781,141 and 791,291 shares of common stock at an aggregate cost of $31.5 million and $31.7 million, respectively. On February 11, 2015, the Board of Directors authorized the Company to purchase an additional $100.0 million of common stock. The Company repurchased 885,181 million shares for $35.5 million year-to-date through July 20, 2015. As of that date, the Company had approximately $106.9 million remaining of existing share repurchase authorization from the Board of Directors.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2015 to April 30, 2015	86,793	$41.98	86,793	$122,548,958
May 1, 2015 to May 31, 2015	115,048	39.81	115,048	117,968,784
June 1, 2015 to June 30, 2015	176,621	39.57	176,621	110,979,546
Total Second Quarter	378,462	$40.45	378,462	$110,979,546

ITEM 6.	EXHIBITS
(a)	Exhibits

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

Exhibit No.	Description
3.1*	Third Restated Certificate of Incorporation of the Company, dated as of June 1, 2015

3.2*	Amended and Restated Bylaws of the Company, dated as of June 1, 2015

4.1

Note Purchase Agreement, dated as of November 25, 2013, among USI, USSC, and the note purchasers identified therein (the “2013 Note Purchase Agreement”) (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014 (the “2013 Form 10-K”))

4.2	Parent Guaranty, dated as of November 25, 2013, by USI in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)

4.3	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of USSC (Exhibit 4.6 to the 2013 Form 10-K)

10.1	Essendant Inc. 2015 Long-Term Incentive Plan effective as of May 20, 2015 (Appendix A to the 2015 DEF 14-A Proxy Statement)**

10.2	Letter Agreement dated June 4, 2015 among Essendant Inc., Essendant Co. and Robert B. Aiken, Jr. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015)**

10.3

Third Omnibus Amendment to Transaction Documents dated as of June 26, 2015 between Essendant Co., Essendant Receivables LLC, Essendant Financial Services LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and PNC Bank, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2015)

31.1*	Certification of Chief Executive Officer, dated as of July 23, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of July 23, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of July 23, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on July 23, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: July 23, 2015	/s/ Todd A. Shelton
Todd A. Shelton
Senior Vice President and Chief Financial Officer