Form 10-Q
period 2015-09-30
ESSENDANT INC
filed 2015-10-21
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On October 19, 2015, the registrant had outstanding 37,391,273 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Unaudited)
	As of September 30,	As of December 31,
	2015	2014 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$28,047	$20,812
Accounts receivable, less allowance for doubtful accounts of $18,079 in 2015 and $19,725 in 2014	737,979	702,527
Inventories	860,355	906,430
Other current assets	31,946	30,713
Total current assets	1,658,327	1,660,482
Property, plant and equipment, net	129,744	138,217
Goodwill	413,178	398,042
Intangible assets, net	102,760	111,958
Other long-term assets	36,282	38,669
Total assets	$2,340,291	$2,347,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$540,949	$485,241
Accrued liabilities	186,826	185,535
Current maturities of long-term debt	43	851
Total current liabilities	727,818	671,627
Deferred income taxes	15,119	17,763
Long-term debt	666,142	709,917
Other long-term liabilities	98,621	104,394
Total liabilities	1,507,700	1,503,701
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2015 and 2014	7,444	7,444
Additional paid-in capital	408,475	412,291
Treasury stock, at cost – 36,874,672 shares in 2015 and 35,719,041 shares in 2014	(1,090,624)	(1,042,501)
Retained earnings	1,564,816	1,529,224
Accumulated other comprehensive loss	(57,520)	(62,791)
Total stockholders’ equity	832,591	843,667
Total liabilities and stockholders’ equity	$2,340,291	$2,347,368

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014 (Revised)	2015	2014 (Revised)
Net sales	$1,391,545	$1,419,947	$4,065,719	$3,994,123
Cost of goods sold	1,166,402	1,203,246	3,430,062	3,400,992
Gross profit	225,143	216,701	635,657	593,131
Operating expenses:
Warehousing, marketing and administrative expenses	172,159	148,831	526,653	438,538
Operating income	52,984	67,870	109,004	154,593
Interest expense, net	5,300	3,992	14,918	11,199
Income before income taxes	47,684	63,878	94,086	143,394
Income tax expense	20,017	23,647	42,594	53,349
Net income	$27,667	$40,231	$51,492	$90,045
Net income per share - basic:	$0.74	$1.05	$1.36	$2.32
Average number of common shares outstanding - basic	37,300	38,450	37,724	38,817
Net income per share - diluted:	$0.74	$1.03	$1.35	$2.29
Average number of common shares outstanding - diluted	37,608	38,884	38,109	39,244
Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014 (Revised)	2015	2014 (Revised)
Net income	$27,667	$40,231	$51,492	$90,045
Other comprehensive income, net of tax
Translation adjustments	7,497	(1,395)	3,076	(1,378)
Minimum pension liability adjustments	967	606	2,831	1,767
Cash flow hedge adjustments	(208)	446	(636)	(339)
Total other comprehensive gain (loss), net of tax	8,256	(343)	5,271	50
Comprehensive income	$35,923	$39,888	$56,763	$90,095

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014 (Revised)
Cash Flows From Operating Activities:
Net income	$51,492	$90,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,344	29,699
Share-based compensation	6,447	5,935
Loss on the disposition of property, plant and equipment	1,562	97
Amortization of capitalized financing costs	659	657
Excess tax benefits related to share-based compensation	(402)	(1,166)
Asset impairment charges	34,893	-
Loss on sale of equity investment	33	-
Deferred income taxes	(15,285)	(9,134)
Changes in operating assets and liabilities (net of acquisitions):
Increase in accounts receivable, net	(31,288)	(104,540)
Decrease in inventory	54,354	51,974
(Increase) decrease in other assets	(8,720)	10,000
Increase in accounts payable	8,972	24,663
Increase (decrease) in checks in-transit	41,440	(2,679)
Increase in accrued liabilities	6,500	2,883
Decrease in other liabilities	(3,342)	(4,768)
Net cash provided by operating activities	183,659	93,666
Cash Flows From Investing Activities:
Capital expenditures	(18,133)	(15,431)
Proceeds from the disposition of property, plant and equipment	184	872
Acquisitions, net of cash acquired	(40,471)	(26,725)
Proceeds from sale of equity investment	612	-
Net cash used in investing activities	(57,808)	(41,284)

Cash Flows From Financing Activities:
Net repayments under revolving credit facility	(45,309)	(12,094)
Borrowings under Receivables Securitization Program	-	9,300
Repayment of debt	-	(135,000)
Proceeds from the issuance of debt	-	150,000
Net disbursements from share-based compensation arrangements	(1,507)	(3,142)
Acquisition of treasury stock, at cost	(55,677)	(43,037)
Payment of cash dividends	(15,976)	(16,407)
Excess tax benefits related to share-based compensation	402	1,166
Payment of debt issuance costs	(36)	(623)
Net cash used in financing activities	(118,103)	(49,837)
Effect of exchange rate changes on cash and cash equivalents	(513)	(33)
Net change in cash and cash equivalents	7,235	2,512
Cash and cash equivalents, beginning of period	20,812	22,326
Cash and cash equivalents, end of period	$28,047	$24,838
Other Cash Flow Information:
Income tax payments, net	$53,704	$55,867
Interest paid	16,032	9,838

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent Essendant Inc. (“ESND”) (formerly known as United Stationers Inc.) with its wholly owned subsidiary Essendant Co. (formerly known as United Stationers Supply Co.), and Essendant Co.’s subsidiaries (collectively, “Essendant” or the “Company”). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of ESND and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading distributor of workplace essentials.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2014, was derived from the December 31, 2014 audited financial statements with certain line items being restated for changes in accounting principles. See Note 2, “Change in Accounting Principles,” for additional details. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at September 30, 2015 and the results of operations and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, and earlier application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, that provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. This standard will be effective for annual periods beginning after December 15, 2015, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. This standard is effective for fiscal years beginning after December 15, 2015. Early application is permitted. The Company elected to early adopt this new guidance as of September 30, 2015. See Note 2 for the impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Inventory

Approximately 99% and 98% of total inventory as of September 30, 2015 and December 31, 2014, respectively, has been valued under the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.  Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of first-in, first-out (“FIFO”) cost or market, inventory would have been $147.5 million and $139.6 million higher than reported as of September 30, 2015 and December 31, 2014, respectively. During the third quarter of 2015, the Company elected a change in accounting principle to change the valuation method for certain inventories. See Note 2, “Change in Accounting Principles,” for further details.

2. Change in Accounting Principles

Change in Method of Accounting for Inventory Valuation

In the third quarter of 2015, the Company changed its method of inventory costing for certain inventory in its Business and Facility Essentials (formerly separately known as Supply and Lagasse) operating segment to the LIFO method from the FIFO accounting method.  Prior to the change, the Business and Facility Essentials operating segment was comprised of two separate legal entities which each utilized different methods of inventory costing: LIFO for inventories related to Business Essentials which is comprised mainly of office product and breakroom categories and FIFO for inventories related to Facility Essentials which consists of the janitorial product category. The Company believes that the LIFO method is preferable because i) the Company is executing an initiative to combine the office products and janitorial categories onto a single information technology and operating platform, ii) it allows for consistency in financial reporting (all domestic inventories will now be on LIFO), and iii) it allows for better matching of costs and revenues as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold as inventory is sold. The change has been reported through retrospective application of the new accounting policy to all periods presented. The impact of the change in the method of inventory costing for certain inventory to the third quarter 2015 was a $4.2 million decrease to cost of goods sold, $2.3 million increase to net income, and $0.06 increase in basic and diluted EPS.

Change in Method of Accounting for Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs which amends the FASB Accounting Standards Codification (ASC) subtopic 835-30 Interest-Imputation of Interest.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The Company has elected to early adopt the guidance as of September 30, 2015 and has retrospectively applied the changes to all periods presented for the third quarter 2015.

The impact of all adjustments made to the consolidated financial statements presented is summarized in the following tables (in thousands, except per share data):

	Years Ended December 31,
	2014			2013			2012
	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change
Consolidated Statement of Income
Cost of goods sold(A)	$4,516,704	$4,524,676	$7,972	$4,295,715	$4,297,952	$2,237	$4,305,502	$4,303,778	$(1,724)
Gross profit(A)	810,501	802,529	(7,972)	789,578	787,341	(2,237)	774,604	776,328	1,724
Warehousing, marketing, and administrative expenses(A)	592,050	595,673	3,623	580,428	580,141	(287)	573,693	573,645	(48)
Income before income taxes(A)	194,483	182,888	(11,595)	197,510	195,560	(1,950)	177,635	179,407	1,772
Income tax expense(A)	75,285	70,773	(4,512)	74,340	73,507	(833)	65,805	66,526	721
Net income(A)	119,198	112,115	(7,083)	123,170	122,053	(1,117)	111,830	112,881	1,051
Net income per share(A)
Basic(A)	$3.08	$2.90	$(0.18)	$3.11	$3.08	$(0.03)	$2.77	$2.80	$0.03
Diluted(A)	$3.05	$2.87	$(0.18)	$3.06	$3.03	$(0.03)	$2.73	$2.75	$0.02

Consolidated Statement of Comprehensive Income
Net income(A)	$119,198	$112,115	$(7,083)	$123,170	$122,053	$(1,117)	$111,830	$112,881	$1,051
Comprehensive income(A)	96,295	89,212	(7,083)	137,047	135,930	(1,117)	114,471	115,522	1,051

Consolidated Statement of Financial Position
Inventories(A)	$926,809	$906,430	$(20,379)	$830,295	$821,511	$(8,784)	$767,206	$760,372	$(6,834)
Other current assets(A)	30,042	30,713	671	29,255	29,255	-	30,118	30,118	-
Other long-term assets(B)	41,810	38,669	(3,141)	25,576	22,185	(3,391)	20,260	17,737	(2,523)
Accrued liabilities(A)	192,792	185,535	(7,257)	191,531	188,115	(3,416)	205,228	202,645	(2,583)
Long-term debt(B)	713,058	709,917	(3,141)	533,324	529,933	(3,391)	524,376	521,853	(2,523)
Retained earnings(A)	1,541,675	1,529,224	(12,451)	1,444,238	1,438,870	(5,368)	1,343,437	1,339,186	(4,251)

Consolidated Statement of Cash Flows
Net income(A)	$119,198	$112,115	$(7,083)	$123,170	$122,053	$(1,117)	$111,830	$112,881	$1,051
Deferred income taxes(A)	(6,367)	(10,879)	(4,512)	(3,921)	(4,754)	(833)	(6,713)	(5,992)	721
Inventories(A)	(30,319)	(18,724)	11,595	(66,627)	(64,677)	1,950	10,374	8,602	(1,772)
Cash provided by operating activities(A)	77,133	77,133	-	74,737	74,737	-	189,814	189,814	-

Consolidated Statement of Shareholders’ Equity
Retained earnings at beginning of year(A)	$1,444,238	$1,438,870	$(5,368)	$1,343,437	$1,339,186	$(4,251)	$1,253,118	$1,247,816	$(5,302)
Retained earnings at end of year(A)	1,541,675	1,529,224	(12,451)	1,444,238	1,438,870	(5,368)	1,343,437	1,339,186	(4,251)

(A) Change related to Inventory Valuation
(B) Change related to Debt Issuance Costs

	As of and for the Three Months Ended June 30, 2015			As of and for the Three Months Ended March 31, 2015
	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change
Consolidated Statement of Income
Cost of goods sold(A)	$1,129,737	$1,131,680	$1,943	$1,127,925	$1,131,980	$4,055
Gross profit(A)	212,062	210,119	(1,943)	204,450	200,395	(4,055)
Warehousing, marketing, and administrative expenses(A)	158,159	156,912	(1,247)	198,372	197,581	(791)
Income before income taxes(A)	49,125	48,429	(696)	1,239	(2,025)	(3,264)
Income tax expense(A)	18,864	18,595	(269)	5,231	3,982	(1,249)
Net income (loss)(A)	30,261	29,834	(427)	(3,992)	(6,007)	(2,015)
Net income (loss) per share(A)
Basic(A)	$0.80	$0.79	$(0.01)	$(0.10)	$(0.16)	$(0.06)
Diluted(A)	$0.79	$0.78	$(0.01)	$(0.10)	$(0.16)	$(0.06)

Consolidated Statement of Comprehensive Income
Net income (loss)(A)	$30,261	$29,834	$(427)	$(3,992)	$(6,007)	$(2,015)
Comprehensive income (loss) (A)	31,450	31,023	(427)	(8,166)	(10,181)	(2,015)

Consolidated Statement of Financial Position
Inventories(A)	$875,465	$851,126	$(24,339)	$871,310	$847,667	$(23,643)
Other current assets(A)	29,595	30,344	749	31,226	31,977	751
Other long-term assets(B)	48,439	45,779	(2,660)	49,440	46,535	(2,905)
Accrued liabilities(A)	190,257	181,560	(8,697)	175,770	167,344	(8,426)
Long-term debt(B)	661,143	658,483	(2,660)	684,238	681,333	(2,905)
Retained earnings(A)	1,557,281	1,542,388	(14,893)	1,532,325	1,517,859	(14,466)

	For the Six Months Ended June 30, 2015			For the Three Months Ended March 31, 2015
	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change
Consolidated Statement of Cash Flows
Net income (loss)(A)	$26,269	$23,827	$(2,442)	$(3,992)	$(6,007)	$(2,015)
Deferred income taxes(A)	(8,365)	(8,294)	71	(1,858)	(1,469)	389
Inventories(A)	44,984	48,944	3,960	42,759	46,023	3,264
Other assets(A)	(10,173)	(10,250)	(77)	(10,126)	(10,751)	(625)
Accrued liabilities(A)	4,794	3,282	(1,512)	(16,521)	(17,534)	(1,013)
Cash provided by operating activities(A)	120,848	120,848	-	62,722	62,722	-

(A) Change related to Inventory Valuation
(B) Change related to Debt Issuance Costs

	As of and for the Three Months Ended September 30, 2014			As of and for the Three Months Ended June 30, 2014			As of and for the Three Months Ended March 31, 2014
	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change
Consolidated Statement of Income
Cost of goods sold(A)	$1,208,919	$1,203,246	$(5,673)	$1,120,577	$1,124,485	$3,908	$1,067,056	$1,073,261	$6,205
Gross profit(A)	211,028	216,701	5,673	199,460	195,552	(3,908)	187,083	180,878	(6,205)
Warehousing, marketing, and administrative expenses(A)	146,560	148,831	2,271	142,186	142,870	684	148,849	146,837	(2,012)
Income before income taxes(A)	60,476	63,878	3,402	53,441	48,849	(4,592)	34,860	30,667	(4,193)
Income tax expense(A)	22,307	23,647	1,340	20,110	18,327	(1,783)	13,003	11,375	(1,628)
Net income(A)	38,169	40,231	2,062	33,331	30,522	(2,809)	21,857	19,292	(2,565)
Net income per share(A)
Basic(A)	$0.99	$1.05	$0.06	$0.86	$0.79	$(0.07)	$0.56	$0.49	$(0.07)
Diluted(A)	$0.98	$1.03	$0.05	$0.85	$0.78	$(0.07)	$0.55	$0.49	$(0.06)

Consolidated Statement of Comprehensive Income
Net income(A)	$38,169	$40,231	$2,062	$33,331	$30,522	$(2,809)	$21,857	$19,292	$(2,565)
Comprehensive income(A)	37,826	39,888	2,062	33,847	31,038	(2,809)	21,734	19,169	(2,565)

Consolidated Statement of Financial Position
Inventories(A)	$796,325	$782,158	$(14,167)	$804,395	$786,826	$(17,569)	$748,499	$735,522	$(12,977)
Other long-term assets(B)	24,372	21,197	(3,175)	26,059	22,662	(3,397)	27,170	23,459	(3,711)
Accrued liabilities(A)	189,224	183,737	(5,487)	187,414	180,587	(6,827)	177,251	172,207	(5,044)
Long-term debt(B)	545,009	541,834	(3,175)	542,410	539,013	(3,397)	561,511	557,800	(3,711)
Retained earnings(A)	1,521,230	1,512,550	(8,680)	1,488,469	1,477,727	(10,742)	1,460,582	1,452,649	(7,933)

	For the Nine Months Ended September 30, 2014			For the Six Months Ended June 30, 2014			For the Three Months Ended March 31, 2014
	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change
Consolidated Statement of Cash Flows
Net income(A)	$93,357	$90,045	$(3,312)	$55,188	$49,814	$(5,374)	$21,857	$19,292	$(2,565)
Deferred income taxes(A)	(7,618)	(9,134)	(1,516)	(5,317)	(6,381)	(1,064)	(2,450)	(2,437)	13
Inventories(A)	46,591	51,974	5,383	39,290	48,075	8,785	81,714	85,907	4,193
Accrued liabilities(A)	3,438	2,883	(555)	(1,106)	(3,453)	(2,347)	(13,654)	(15,295)	(1,641)
Cash provided by operating activities(A)	93,666	93,666	-	78,889	78,889	-	1,490	1,490	-

(A) Change related to Inventory Valuation
(B) Change related to Debt Issuance Costs

3. Acquisitions and Dispositions

Acquisitions

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

The purchase price was $37.8 million, including $5.5 million related to the estimated fair value of contingent consideration. The contingent consideration ultimately paid will be determined based on CPO’s sales during a three-year period immediately following the acquisition date. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. The Company financed the 100% stock acquisition with borrowings under the Company’s available committed bank facilities. Purchase accounting for this transaction was completed as of May 30, 2015.

MEDCO

On October 31, 2014, Essendant Co. completed the acquisition of 100% of the capital stock of Liberty Bell Equipment Corp., a United States wholesaler of automotive aftermarket tools and equipment, and its affiliates (collectively, MEDCO) including G2S Equipement de Fabrication et d’Entretien, a Canadian wholesaler. MEDCO advances a key pillar of the Company’s strategy, which is to diversify into channels and categories that leverage our common platform. It also brings expanded categories and services to customers.

The purchase price was $150.4 million, including $4.7 million related to the estimated fair value of contingent consideration.  The contingent consideration ultimately paid will be determined based on MEDCO’s sales and EBITDA during a three-year period immediately following the acquisition date. Additionally, $6.0 million was reserved as a payable upon completion of an eighteen month indemnification period. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. Any changes to the estimated fair value of contingent consideration after the original purchase accounting is completed will be recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs. This acquisition was funded through a combination of cash on hand and cash available under the Company’s committed bank facilities.

Nestor Sales LLC

On July 31, 2015, Essendant Co. completed the acquisition of 100% of the capital stock of Nestor Sales LLC (“Nestor”), a leading wholesaler and distributor of tools, equipment and supplies to the transportation industry.  This acquisition accelerates the Company’s growth in the automotive aftermarket, complements the Company’s existing industrial offerings while providing access to new customer segments, and advances a key strategic pillar to diversify into channels and categories that leverage our common platform.

The purchase price was $41.8 million. This acquisition was funded through a combination of cash on hand and cash available under the Company’s revolving credit facility.

The Company has developed preliminary estimates of the fair values of assets acquired and liabilities assumed from the MEDCO and Nestor acquisitions for purposes of allocating the purchase prices. The estimates are subject to change as the valuation activities are completed. The fair values of the assets and liabilities acquired in the MEDCO and Nestor acquisitions were estimated using various valuation methods including estimated selling prices, market approach, and discounted cash flows using both an income and cost approach. The same methods were used for determining the fair values of the assets and liabilities acquired for the CPO acquisition.

Any changes to the preliminary allocations of the purchase prices, some of which may be material, will be allocated to residual goodwill.

At September 30, 2015, the allocations of the purchase prices were as follows (amounts in thousands):

	CPO	MEDCO	Nestor
	(Final)	(Preliminary)	(Preliminary)
Purchase price, net of cash acquired	$32,225	$145,873	$39,939

Accounts receivable	(2,956)	(44,815)	(9,230)
Inventories	(13,051)	(55,491)	(10,442)
Other current assets	(269)	(1,299)	(339)
Property, plant and equipment, net	(488)	(4,408)	(1,251)
Other assets	-	(650)	(752)
Intangible assets	(12,800)	(40,000)	(17,670)
Total assets acquired	(29,564)	(146,663)	(39,684)

Accounts payable	16,911	32,383	4,992
Accrued liabilities	2,580	5,542	1,912
Deferred income taxes	3,453	2,716	3,875
Other long-term liabilities	90	52	76
Total liabilities assumed	23,034	40,693	10,855
Goodwill	$25,695	$39,903	$11,110

The purchased identifiable intangible assets were as follows (amounts in thousands):

	CPO (Final)		MEDCO (Preliminary)		Nestor (Preliminary)
	Total	Estimated Life	Total	Estimated Life	Total	Estimated Life
Customer relationships	$5,200	3 years	$37,590	3-15 years	$16,890	13 years
Trademark	7,600	15 years	2,410	1.5-15 years	780	2.5-15 years
Total	$12,800		$40,000		$17,670

Disposition of Azerty de Mexico

On September 18, 2015, the Company completed the 100% stock-sale of its subsidiary, Azerty de Mexico, to the local general manager. The sale price was a combination of cash and a seller’s note, totaling $8.7 million. The seller’s note matures in 180 days and requires periodic repayments. When the decision to sell the subsidiary was approved, in accordance with Accounting Standards Codification (ASC) 360-10-45-9 Property, Plant, and Equipment, Azerty de Mexico met all of the criteria to be classified as a held-for-sale asset disposal group. In accordance with ASC 350-20-40, Intangibles – Goodwill and Other, the Company allocated a proportionate share of the goodwill balance from the office product and janitorial and breakroom supply reporting unit based on the subsidiary’s relative fair value to the reporting unit and performed an impairment test for the allocated goodwill utilizing the cost approach to value the subsidiary. Based upon the impairment test, the $3.3 million of goodwill allocated to the subsidiary was determined to be fully impaired.  Additionally, in conjunction with classifying the subsidiary as a held-for-sale asset disposal group, the Company revalued the subsidiary to fair value using the cost-approach method less the estimated cost to sell. The carrying value of the disposal group, including a $10.1 million cumulative foreign currency translation adjustment, was then compared to the fair value less the estimated cost to sell, resulting in a pre-tax impairment loss of $10.1 million. The goodwill impairment of $3.3 million, the held-for-sale impairment of $10.1 million and the $0.1 million estimated cost to sell were recorded in the first quarter of 2015 within “warehousing, marketing and administrative expenses.” During the second and third quarters, the Company recorded an additional $1.4 million and $2.1 million, respectively, within “warehousing, marketing and administrative expenses.” This includes a $1.5 million loss on sale. The pre-tax loss, excluding the foreign currency translation adjustment noted above, attributable to Azerty de Mexico for the three months ended September 30, 2015 and 2014 was $0.9 million and $0.2 million, respectively. The pre-tax loss attributable to this subsidiary for the nine months ended September 30, 2015 was $5.2 million and none for the nine months ended September 30, 2014.

4. Share-Based Compensation

As of September 30, 2015, the Company has two active equity compensation plans. On May 20, 2015 the Company’s stockholders approved certain amendments to the Amended and Restated 2004 Long-Term Incentive Plan (“LTIP) which included the renaming of the LTIP to the “2015 Long-Term Incentive Plan” (as amended and restated, the “2015 Plan”). Under the 2015 Plan, award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their retainer and meeting fees.

The Company granted 440,948 shares of restricted stock and 162,092 RSUs during the first nine months of 2015. No stock options were granted during the first nine months of 2015. During the first nine months of 2014, the Company granted 229,477 shares of restricted stock, 176,717 RSUs, and 5,538 stock options.

5. Severance and Restructuring Charges

The Company began certain restructuring actions in 2015 which included workforce reductions and facility consolidations. For the three months and nine months ended September 30, 2015, the Company recorded $0.2 million and $1.5 million pre-tax expense relating to facility consolidations, respectively. During the first quarter of 2015, the Company recorded a $6.0 million pre-tax charge relating to a workforce reduction. These charges were included in “warehousing, marketing and administrative expenses.” Cash outflows for these actions will occur primarily in 2015 and were approximately $3.0 million in the nine months ended September 30, 2015. As of September 30, 2015, the Company has accrued liabilities for these actions of $3.1 million. The Company estimated an additional $1.5 million will be incurred in the remainder of 2015 due to facility closures related to this action, for a total 2015 expense of approximately $9.0 million.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2014	$398,042
Impairment	(3,319)
Purchase accounting adjustments	9,977
Acquisition	11,110
Currency translation adjustments	(2,632)
Goodwill, balance as of September 30, 2015	$413,178

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	September 30, 2015				December 31, 2014
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$138,864	$(48,659)	$90,205	16	$125,761	$(41,123)	$84,638	16
Non-compete agreements	4,650	(3,260)	1,390	4	4,672	(2,364)	2,308	4
Trademarks	12,833	(3,268)	9,565	14	14,428	(1,716)	12,712	13
Total	$156,347	$(55,187)	$101,160		$144,861	$(45,203)	$99,658
Intangible assets not subject to amortization
Trademarks	1,600	-	1,600	n/a	12,300	-	12,300	n/a
Total	$157,947	$(55,187)	$102,760		$157,161	$(45,203)	$111,958

In the first quarter of 2015, the Company recorded a pre-tax non-cash impairment charge of $10.2 million to write-down the trademarks of ORS Nasco and certain OKI brands to their fair value related to the corporate name change that was effective June 1, 2015. This impairment charge was recorded in “warehousing, marketing and administrative expenses.” The Company utilized the discounted cash flow method to determine the fair value of these trademarks based upon management’s current forecasted future revenues from the trademarks. The trademarks had a total value of $0.5 million at September 30, 2015.

The following table summarizes the amortization expense to be incurred in 2015 and over the next four years on intangible assets (in thousands):

Year	Amount
2015	$15,156
2016	13,113
2017	10,956
2018	8,088
2019	6,953

7. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended September 30, 2015 was as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2014	$(11,923)	$274	$(51,142)	$(62,791)
Other comprehensive (loss) income before reclassifications	(8,056)	(1,291)	-	(9,347)
Amounts reclassified from AOCI	11,132	655	2,831	14,618
Net other comprehensive (loss) income	3,076	(636)	2,831	5,271
AOCI, balance as of September 30, 2015	$(8,847)	$(362)	$(48,311)	$(57,520)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month and nine-month periods ending September 30, 2015, respectively (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,	Affected Line Item In The Statement
Details About AOCI Components	2015	2015	Where Net Income is Presented
Realized and unrealized gains (losses) on cash flow hedges
Gain (loss) on interest rate swap, before tax	$349	$1,052	Interest expense, net
Gain on foreign exchange hedge, before tax	4	4	Cost of goods sold
	(134)	(401)	Tax provision
	$219	$655	Net of tax

Foreign currency translation adjustments
Disposition of Azerty de Mexico	$11,132	$11,132	Warehousing, marketing and administrative expenses

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,573	$4,623	Warehousing, marketing and administrative expenses
	(610)	(1,792)	Tax provision
	963	2,831	Net of tax
Total reclassifications for the period, net of tax	$12,314	$14,618

8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month period ending September 30, 2015, 0.4 million shares of such securities were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month period ending September 30, 2015, no shares of securities were excluded from the computation. For the three-month and nine-month periods ending September 30, 2014, 0.5 million shares of such securities, were not included because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$27,667	$40,231	$51,492	$90,045
Denominator:
Denominator for basic earnings per share -
weighted average shares	37,300	38,450	37,724	38,817
Effect of dilutive securities:
Employee stock options and restricted stock	308	434	385	427
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	37,608	38,884	38,109	39,244
Net income per share:
Net income per share - basic	$0.74	$1.05	$1.36	$2.32
Net income per share - diluted	$0.74	$1.03	$1.35	$2.29

Common Stock Repurchases

As of December 31, 2014, the Company had Board authorization to repurchase $42.4 million of common stock. In February 2015, the Board of Directors authorized the Company to purchase an additional $100.0 million of common stock. During the three-month periods ended September 30, 2015 and 2014, the Company repurchased 744,081 and 283,283 shares of the Company’s common stock at an aggregate cost of $25.9 million and $11.4 million, respectively. During the nine-month periods ended September 30, 2015 and 2014, the Company repurchased 1,525,222 and 1,074,574 shares of the Company’s common stock at an aggregate cost of $57.4 million and $43.0 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first nine months of 2015 and 2014, the Company reissued 369,591 and 225,783 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

9. Debt

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

Debt consisted of the following amounts (in millions):

	As of	As of
	September 30, 2015	December 31, 2014

2013 Credit Agreement	$318.5	$363.0
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.9
Transaction Costs	(2.4)	(3.1)
Total	$666.2	$710.8

As of September 30, 2015, 77.6% of the Company’s outstanding debt, excluding capital leases and transaction costs, was priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

The Company had outstanding letters of credit of $11.1 million under the 2013 Credit Agreement as of September 30, 2015 and December 31, 2014.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0% to 1.00%. As of September 30, 2015, the applicable margin for LIBOR-based loans was 1.375% and for Alternate Base Rate loans was 0.375%. Essendant Co. is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

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

As of September 30, 2015 and December 31, 2014, $414.2 million and $360.3 million, respectively, of receivables had been sold to the Investors (as defined in Note 9 of the Company’s Form 10-K for the year ended December 31, 2014). ESR had $200.0 million outstanding under the Receivables Securitization Program as of September 30, 2015 and December 31, 2014.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 9 of the Company’s Form 10-K for the year ended December 31, 2014.

10. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 11 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2014. A summary of net periodic pension cost related to the Company’s pension plans for the three and nine months ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost - benefit earned during the period	$321	$147	$1,121	$802
Interest cost on projected benefit obligation	2,208	2,235	6,748	6,720
Expected return on plan assets	(2,803)	(2,599)	(8,413)	(7,714)
Amortization of prior service cost	72	47	222	137
Amortization of actuarial loss	1,501	945	4,401	2,755
Net periodic pension cost	$1,299	$775	$4,079	$2,700

The Company made cash contributions of $2.0 million to its pension plans during each of the nine month periods ended September 30, 2015 and 2014. Additional contributions, if any, for 2015 have not yet been determined. As of September 30, 2015 and December 31, 2014, respectively, the Company had accrued $47.8 million and $50.3 million of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.5 million and $4.4 million for the Company match of employee contributions to the Plan for the three and nine months ended September 30, 2015. During the same periods last year, the Company recorded expense of $1.4 million and $4.2 million to match employee contributions.

11. Derivative Financial Instruments

The Company selectively uses derivative financial instruments to reduce its exposure to changes in interest rates and foreign currency exchange rates. Under Company policy, the Company does not enter into derivative financial instruments for trading or speculative purposes. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its debt arrangements. In July 2012, the Company entered into an interest rate swap to convert a portion of the Company’s floating-rate debt to a fixed-rate basis. The fair value is determined by using quoted market forward rates (level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. The changes in fair value of this instrument is reported in AOCI and reclassified into earnings in the same financial statement line item and in the same periods during which the related interest payments on the hedged debt affect earnings. This swap matures in July 2017. As of September 30, 2015 and December 31, 2014, the fair value of the Company's interest rate swap included in the Company’s Condensed Consolidated Balance Sheet as a component of “Other long-term liabilities” was $1.3 million and $0.3 million respectively.

During the third quarter of 2015, the Company implemented a foreign currency cash flow hedge program in order to manage the volatility in exchange rates and the related impacts on the operations of its Canadian functional currency subsidiaries. The Company uses foreign currency exchange contracts to hedge certain of its foreign exchange rate exposures related to inventory purchases. The Company has currently hedged approximately 50%, or $5.6 million, of its Canadian subsidiaries’ US dollar denominated inventory purchases for the next two quarters. The fair value is determined by using quoted market spot rates (level 2 inputs). The changes in fair value of ASC 815 designated hedges are reported in AOCI and reclassified into earnings in the same financial statement line item and in the same periods during which the related inventory is sold and affects earnings. As of September 30, 2015, the fair value of these cash flow hedges were included in the Company’s Condensed Consolidated Balance Sheet as a component of “Other current assets” totaling $0.1 million.

The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three and nine months ended September 30, 2015 and September 30, 2014 (in thousands).

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Interest Rate Swap	$86	$361	Interest expense, net	$329	$991
Foreign Exchange Hedges	55	55	Cost of goods sold	4	4

Derivatives in ASC 815 Cash Flow Hedging Relationships	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Interest Rate Swap	$748	$(1)	Interest expense, net	$281	$281

12. Fair Value Measurements

The Company measures certain financial assets and liabilities, including interest rate swap and foreign currency derivatives, at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates (see Note 11 “Derivative Financial Instruments”, for more information on these interest rate swaps and foreign currency derivatives).

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements as of September 30, 2015
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange hedge	$50	$-	$50	$-

Liabilities
Interest rate swap liability	$1,260	$-	$1,260	$-

	Fair Value Measurements as of December 31, 2014
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liability	$253	$-	$253	$-

The carrying amount of accounts receivable at September 30, 2015, including $414.2 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

No assets or liabilities were measured at fair value on a nonrecurring basis.

13. Other Assets and Liabilities

Receivables related to supplier allowances totaling $102.4 million and $124.4 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.

Accrued customer rebates of $60.9 million and $63.2 million as of September 30, 2015 and December 31, 2014, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

In December 2014, the Company sold its software solutions subsidiary in exchange for a combination of cash and convertible and non-convertible notes (the “Notes”). Based upon a financial analysis that included information available through the end of the third quarter, the Company determined it was probable, within the scope of ASC 450-20-25-2(a) Contingencies, that the Company will not be able to collect any of the amounts due according to the contractual terms of the Notes or the other receivables from the acquirer.  The loss was estimable at the book value of the Notes and other receivables as of September 30, 2015. As such, the Company fully impaired the assets and recorded a loss of $10.7 million in the third quarter of 2015 within “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statements of Income.  As of December 31, 2014, the value of the Notes and other receivables totaled $10.6 million.

14. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $20.0 million and $42.6 million on pre-tax income of $47.7 million and $94.1 million, for an effective tax rate of 42.0% and 45.3%, respectively. For the three months and nine months ended September 30, 2014, the Company recorded income tax expense of $23.6 million and $53.3 million on pre-tax income of $63.9 million and $143.4 million, respectively, for an effective tax rate of 37.0% and 37.2%, respectively.

The Company's U.S. statutory rate is 35.0%. The most significant factors impacting the effective tax rate for the three and nine months ended September 30, 2015 were the discrete tax impacts of the impairment charges and the establishment of a valuation allowance on a capital loss asset for financial reporting purposes related to selling a non-strategic business in the third quarter. There were no significant discrete items for the three and nine months ended September 30, 2014.

15. Legal Matters

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

Company Overview

Essendant Inc. (formerly known as United Stationers Inc.) is a leading supplier of workplace essentials, with 2014 net sales of approximately $5.3 billion. Essendant Inc. stocks over 160,000 items from over 1,600 manufacturers. These items include a broad spectrum of manufacturer-branded and private branded technology products, traditional office products, office furniture, janitorial and breakroom supplies, and industrial supplies. Essendant sells through a network of 79 distribution centers to approximately 30,000 reseller customers, who in turn sell directly to end consumers.

Our strategy is comprised of three key elements:

1) Strengthen our core office, janitorial, and breakroom business;

2) Win online by growing our business-to-business (B2B) sales with major e-commerce players and by enabling the online success of our resellers by providing digital capabilities and tools to support them; and

3) Expand and diversify our business into channels and categories that leverage our common platform which includes the IT systems, distribution network, data infrastructure, digital expertise and functional capabilities in merchandising, sales and operations.

Execution on these priorities will help us achieve our goal of becoming the fastest and most convenient solution for workplace essentials.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

Third Quarter Results

•

Third quarter sales were $1.39 billion, down 2.0% from the prior-year quarter. Acquisitions in the last 12 months contributed $81.2 million of incremental sales in the industrial supplies category. Excluding these acquisitions, sales in the industrial supply category declined 12.6% due to energy sector impacts. Sales in the janitorial and breakroom and office products categories declined 1.8% and 9.5% respectively. We expect low-to-mid single digit sales growth across our categories starting in the second half of 2016.

•

The gross margin rate in the third quarter of 2015 was 16.2%, compared to the prior-year quarter gross margin rate of 15.3%. Gross profit for the third quarter of 2015 was $225.1 million, compared to $216.7 million in the third quarter of 2014.

•

Operating expenses in the third quarter of 2015 were $172.2 million or 12.4% of sales, compared with $148.8 million or 10.5% of sales in the prior-year quarter. Excluding the impacts of the $0.5 million pre-tax charge for accelerated amortization related to intangible assets impaired in the first quarter of 2015, $0.2 million pretax charge related to facility consolidations, $2.1 million pre-tax charge related to exiting our non-strategic business in Mexico, and $10.7 million impairment of seller notes receivable relating to the company’s prior year sale of its software service subsidiary (“third quarter charges”), adjusted operating expenses were $158.6 million or 11.4% of sales.

•

Operating income for the quarter ended September 30, 2015 was $53.0 million or 3.8% of sales, including $13.5 million of expense related to the third quarter charges. Adjusted operating income in the third quarter of 2015 was $66.5 million or 4.8% of sales, versus $67.9 million or 4.8% of sales in the third quarter of 2014.

•

Diluted earnings per share for the third quarter of 2015 was $0.74, including $0.26 of expense related to third quarter charges. Adjusted diluted earnings per share were $1.00 compared with diluted earnings per share of $1.03 in the prior-year period. We expect to deliver flat to low-single digit adjusted diluted EPS growth for the full year 2015 compared to the prior year, and return the company to high single-digit EPS growth, starting in 2016.

•

On July 31, 2015, we acquired 100% if the capital stock of Nestor Sales LLC (“Nestor”), a leading wholesaler and distributor of tools, equipment and supplies to the transportation industry.  The purchase price was $41.8 million. Nestor’s annual sales are approximately $70.0 million.  Nestor accelerates our growth in the automotive aftermarket and complements our existing industrial offerings while providing access to new customer segments.  It also advances a key pillar of our strategy, diversification into channels and categories that leverage our common platform. This acquisition was funded through a combination of cash on hand and cash available under our revolving credit facility.  The transaction is expected to be slightly dilutive in 2015 and $0.04 to $0.05 accretive to earnings in 2016.

Repositioning for Sustained Success

As previously announced, we are taking decisive actions to reposition our business, provide enhanced customer service, and generate sustained long-term success. These actions are as follows:

•

Our initiative to combine the office products and janitorial operating platforms is intended to help us become the fastest, most convenient solution for workplace essentials. We will deliver this through our nationwide distribution network and logistics capabilities, order efficiency with enhanced ecommerce capabilities, broad product portfolio, superior product category knowledge and commercial expertise. Physical implementation began in September 2015 as we converted two facilities and will cascade into the first half of 2016. As the physical inventories for these platforms are combined beginning in the third quarter, a change in the method of accounting for inventory valuation was also effected for consistency as described in Note 2 “Change in Accounting Principles.” This change required a retrospective restatement of financial results for the periods presented. In the first nine months of 2015, expenses related to this initiative were $8.2 million inclusive of the impact of changing the inventory accounting method for consistency, and are expected to total approximately $13.0 million in 2015.  Upon completion, we expect total cost savings through this network consolidation and reduced expenses of $5.0 to $10.0 million in the second half of 2016, and $15.0 to $20.0 million on an annual basis thereafter.

•

Restructuring actions are being taken in 2015 to improve our operational utilization, labor spend and inventory performance. This includes workforce reductions and facility consolidations over five quarters beginning in the first quarter of 2015.  In the first nine months of 2015, we recorded pre-tax expenses of $6.0 million relating to initial workforce reductions and $1.5 million relating to facility consolidations. We are currently estimating additional charges of approximately $1.5 million later in 2015 related to facility closures for a total of approximately $9.0 million for the full year of 2015. We expect these actions will produce cost savings of approximately $6.0 million, for a net cost of $3.0 million, in 2015 and approximately $10.0 million annually, beginning in 2016.

•

We will exit certain non-strategic channels and categories during 2015 to further align our portfolio of product categories and channels with our strategies. During the third quarter of 2015, we sold 100% of the capital stock of Azerty de Mexico, a non-strategic subsidiary with operations in Mexico.  Azerty de Mexico had been classified as held for sale since the first quarter of 2015. Related to this classification and the sale, we have recorded $17.0 million of charges in the first nine months of 2015. This subsidiary had sales of $50.1 million in the first nine months of 2015 compared to $77.2 million in the same period of last year.

•

On June 1, 2015 we officially rebranded to Essendant Inc. in order to communicate more accurately our purpose and vision. When we announced in the first quarter of 2015 our decision to rebrand the company, the ORS Nasco trademark and certain OKI brands were tested for impairment.  Upon completion of the impairment test of these intangible assets, management determined the trademarks were impaired and recorded a pre-tax, non-cash, impairment charge and accelerated amortization totaling $11.5 million in the first nine months of 2015. It was also determined that the useful lives do not extend past 2015. The remaining value of these intangibles was $0.5 million at September 30, 2015.

Fourth Quarter Cost Initiative

We remain committed to our strategy and have executed well on our priorities.  However, additional steps must be taken to reduce cost through management de-layering in order to achieve broader functional alignment of the organization and to counteract headwinds in the industrial and energy markets.  In the fourth quarter we plan to implement new workforce reductions as we transition to a channel-based organization more closely aligned with our customers, and re-invest a portion of the expected savings to fund bringing additional businesses onto the common platform. These actions are critical to driving our goal of achieving high-single digit EPS growth beginning in 2016.

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

Critical Accounting Policies, Judgments and Estimates

Change in Method of Accounting for Inventory Valuation

In the third quarter of 2015, the Company changed its method of inventory costing for certain inventory in its Business and Facility Essentials (formerly separately known as Supply and Lagasse) operating segment to the last-in-first-out (“LIFO”) method from the first-in-first-out (“FIFO”) accounting method.  For further discussion of the Company’s change in the method of inventory costing, refer to Note 2, “Change in Accounting Principles.”

Adjusted Operating Income, Net Income and Earnings Per Share

The following tables presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, and Adjusted Diluted Earnings Per Share for the three and nine-month periods ended September 30, 2015 and 2014 (in thousands, except per share data) excluding the effects of the pre-tax charges related to workforce reductions and facility consolidations, intangible asset impairment charge and accelerated amortization related to rebranding efforts, an impairment of seller notes receivable related to the company’s prior year sale of its software service provider, and a loss on sale and related costs of our Mexican subsidiary. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating and to the results of last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended September 30,
	2015		2014 (Revised)
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$1,391,545	100.0%	$1,419,947	100.0%
Gross profit	$225,143	16.2%	$216,701	15.3%
Operating expenses	$172,159	12.4%	$148,831	10.5%
Workforce reduction and facility consolidation charge	(200)	-	-	-
Rebranding - intangible asset amortization	(511)	-	-	-
Notes receivable impairment	(10,738)	(0.8%)
Loss on sale of business and related costs	(2,072)	(0.1%)	-	-
Adjusted operating expenses	$158,638	11.4%	$148,831	10.5%
Operating income	$52,984	3.8%	$67,870	4.8%
Operating expense items noted above	13,521	1.0%	-	-
Adjusted operating income	$66,505	4.8%	$67,870	4.8%
Net income	$27,667		$40,231
Operating expense items noted above, net of tax	10,017		-
Adjusted net income	$37,684		$40,231
Diluted earnings per share	$0.74		$1.03
Per share operating expense items noted above	0.26		-
Adjusted diluted earnings per share	$1.00		$1.03
Adjusted diluted earnings per share - change over the prior year period	(2.9%)
Weighted average number of common shares - diluted	37,608		38,884

	For the Nine Months Ended September 30,
	2015		2014 (Revised)
		% to		% to
	Amount	Net Sales	Amount	Net Sales
Net Sales	$4,065,719	100.0%	$3,994,123	100.0%
Gross profit	$635,657	15.6%	$593,131	14.9%
Operating expenses	$526,653	13.0%	$438,538	11.0%
Workforce reduction and facility consolidation charge	(6,495)	(0.2%)	-	-
Rebranding - intangible asset impairment and amortization	(11,485)	(0.3%)	-	-
Notes receivable impairment	(10,738)	(0.3%)
Loss on sale of business and related costs	(16,999)	(0.4%)	-	-
Adjusted operating expenses	$480,936	11.8%	$438,538	11.0%
Operating income	$109,004	2.7%	$154,593	3.9%
Operating expense items noted above	45,717	1.1%	-	-
Adjusted operating income	$154,721	3.8%	$154,593	3.9%
Net income	$51,492		$90,045
Operating expense items noted above, net of tax	34,854		-
Adjusted net income	$86,346		$90,045
Diluted earnings per share	$1.35		$2.29
Per share operating expense items noted above	0.91		-
Adjusted diluted earnings per share	$2.26		$2.29
Adjusted diluted earnings per share - change over the prior year period	(1.3%)
Weighted average number of common shares - diluted	38,109		39,244

Results of Operations—Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

Net Sales. Net sales for the third quarter of 2015 were $1.39 billion. The following table summarizes net sales by product category for the three-month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014 (1)
Janitorial and breakroom supplies	$375,454	$382,308
Technology products	343,891	384,591
Traditional office products (including cut-sheet paper)	320,736	360,848
Industrial supplies	223,510	162,813
Office furniture	87,409	85,090
Freight revenue	33,264	33,302
Services, Advertising and Other	7,281	10,995
Total net sales	$1,391,545	$1,419,947

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes to shift to a single operational item hierarchy. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the janitorial and breakroom supplies product category decreased 1.8% in the third quarter of 2015 compared to the third quarter of 2014. This category accounted for 27.0% of the Company’s third quarter 2015 consolidated net sales. Sales increased from being named the primary supplier for Office Depot’s janitorial business and e-tail growth but was more than offset by a decline in sales to the independent dealer channel.

Sales in the technology products category (primarily ink and toner) decreased 10.6% from the third quarter of 2014. This category accounted for 24.7% of net sales for the third quarter of 2015. This decline is primarily attributable to the loss of business with large national customers, lower sales to the independent dealer channel, and lower sales at our Mexican subsidiary which was sold in the third quarter. These were partially offset by growth in e-tail customers.

Sales of traditional office products decreased in the third quarter of 2015 by 11.1% versus the third quarter of 2014. Traditional office supplies represented 23.0% of the Company’s consolidated net sales for the third quarter of 2015. This was driven by a decline in cut-sheet paper sales, loss of business with Office Depot and reduced demand in our independent channel. These declines were partially offset by continued growth in e-tailers and a higher government spending.

Industrial supplies sales in the third quarter of 2015 increased by 37.3% compared to the same prior-year period. Sales of industrial supplies accounted for 16.1% of the Company’s net sales for the third quarter of 2015 and reflected solid sales momentum from our acquisitions in the last 12 months, which contributed $81.2 million in incremental sales. Without the acquisitions, industrial sales declined 12.6% over the prior-year quarter. Approximately 25% of our organic industrial business is exposed to energy sector resellers which have been impacted by the decline in oil prices resulting in sales declines in our general industrial and energy channels. We expect this impact to continue throughout the year.

Office furniture sales in the third quarter of 2015 increased 2.7% compared to the third quarter of 2014. Office furniture accounted for 6.3% of the Company’s third quarter of 2015 consolidated net sales. Within this category, the loss of sales at Office Depot was mostly offset by growth in other large customers and e-tailers.

The remainder of the Company’s third quarter 2015 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the third quarter of 2015 was $225.1 million, compared to $216.7 million in the third quarter of 2014. The gross margin rate of 16.2% was up 92 basis points (bps) from the prior-year quarter gross margin rate of 15.3%. Our acquisitions in the last 12 months added an incremental 17 basis points to our gross margin rate in the quarter.  Excluding the impact of our acquisitions, our gross margin rate benefited from a favorable product margin driven by a favorable product mix (20 bps), a decline in freight expenses (31 bps) and favorable inflation related inventory adjustments (48 bps).

Operating Expenses. Operating expenses for the third quarter were $172.2 million or 12.4% of sales, including $13.5 million related to the third quarter charges. Adjusted operating expenses were $158.6 million or 11.4% of sales compared with $148.8 million or 10.5% of sales in the same period last year. The $9.8 million increase was driven by $11.5 million of incremental expenses from acquisitions, partially offset by benefits from our first quarter restructuring actions and expense control.

Interest Expense, net. Interest expense, net for the third quarter of 2015 was $5.3 million compared to $4.0 million in the third quarter of 2014. This was driven by higher debt outstanding related to our acquisitions in the past year.  Interest expense is expected to be higher in 2015 than in the prior year.

Income Taxes. Income tax expense was $20.0 million for the third quarter of 2015, compared with $23.6 million for the same period in 2014. The Company’s effective tax rate was 42.0% for the current-year quarter and 37.0% for the same period in 2014 driven by the capital loss on the sale of Azerty de Mexico which cannot be recognized at this time and carries a full valuation allowance.

Net Income. Net income for the third quarter of 2015 totaled $27.7 million or $0.74 per diluted share, including $10.0 million after-tax, or $0.26 per diluted share, of costs related to the third quarter charges. Adjusted net income was $37.7 million, or $1.00 per diluted share, compared with net income of $40.2 million or $1.03 per diluted share for the same three-month period in 2014.

Results of Operations—Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Net Sales. Net sales for the first nine months of 2015 were $4.07 billion. The following table summarizes net sales by product category for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015 (1)	2014 (1)
Janitorial and breakroom supplies	$1,100,646	$1,068,766
Technology products	1,047,558	1,109,974
Traditional office products (including cut-sheet paper)	911,532	1,015,838
Industrial supplies	647,689	440,751
Office furniture	244,177	238,867
Freight revenue	95,522	92,120
Services, Advertising and Other	18,595	27,807
Total net sales	$4,065,719	$3,994,123

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Condensed Consolidated Statements of Income.

Sales in the janitorial and breakroom supplies product category increased 3.0% in the first nine months of 2015 compared to the first nine months of 2014. This category accounted for 27.1% of the Company’s first nine months of 2015 consolidated net sales. Sales growth in this category was driven by being named the primary supplier for Office Depot’s janitorial business and growth in e-tail, partially offset by reduced demand in our independent dealer customers.

Sales in the technology products category (primarily ink and toner) decreased in the first nine months of 2015 by 5.6% versus the first nine months of 2014. This category accounted for 25.8% of net sales for the first nine months of 2015. Sales declined due to the loss of business with Office Depot, lower sales at our Mexican subsidiary and reduced demand in our independent dealer channel. The sales decline was partially offset by growth in e-tailers.

Sales of traditional office products decreased in the first nine months of 2015 by 10.3% versus the first nine months of 2014. Traditional office supplies represented 22.4% of the Company’s consolidated net sales for the first nine months of 2015. The decline in this category was primarily driven by the decline of cut-sheet paper and the loss of first call supplier status with Office Depot.

Industrial supplies sales in the first nine months of 2015 increased by 47.0% compared to the same prior-year period and accounted for 15.9% of the Company’s net sales for the first nine months of 2015. Our acquisitions contributed $258.1 million in incremental sales. Excluding sales from acquisitions, industrial supplies sales declined 11.6% over the same period last year, due to declines in our general industrial and energy channels. We expect this impact to continue throughout the year.

Office furniture sales in the first nine months of 2015 increased 2.2% compared to the first nine months of 2014. Office furniture accounted for 6.0% of the Company’s first nine months of 2015 consolidated net sales. Improved sales with a large national customer and growth in e-tail and independent resellers more than offset lost sales to Office Depot.

The remainder of the Company’s first nine months of 2015 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first nine months of 2015 was $635.7 million, compared to $593.1 million in the first nine months of 2014. The gross margin rate of 15.6% was up 78 basis points (bps) from the prior-year period gross margin rate of 14.9%. This increase was due to acquisitions (30 bps) and a favorable product margin driven by favorable product mix and purchase driven inventory allowances.

Operating Expenses. Operating expenses for the first nine months of 2015 were $526.7 million or 13.0% of sales, compared with $438.5 million or 11.0% of sales in the same period last year. This included the impacts of a $10.7 million impairment of seller notes, $6.5 million related to workforce reduction and facility consolidations, $11.5 million charge for accelerated amortization related to intangible assets impaired in the first quarter of 2015, and $17.0 million charge related to exiting our non-strategic business in Mexico (together the “2015 charges”). Adjusted operating expenses were $480.9 million or 11.8% of sales. Current period operating expenses were affected by acquisitions which added an incremental $40.9 million in operating expenses. The Company incurred approximately $4.2 million in the first nine months of 2015 of operating expense related to the initiative to combine the Company’s office product and janitorial platforms.

Interest Expense, net. Interest expense, net for the first nine months of 2015 was $14.9 million compared to $11.2 million in the first nine months of 2014.

Income Taxes. Income tax expense was $42.6 million for the first nine months of 2015, compared with $53.3 million for the same period in 2014. The Company’s effective tax rate was 45.3% for the current-year period and 37.2% for the same period in 2014 driven by discrete tax impacts of the impairment charges and a capital loss on the sale of Azerty de Mexico which cannot be recognized at this time and carries a full valuation allowance.

Net Income. Net income for the first nine months of 2015 totaled $51.5 million or $1.35 per diluted share, including $34.9 million after-tax, or $0.91 per diluted share, of costs related to 2015 charges. Adjusted net income was $86.3 million, or $2.26 per diluted share, compared with net income of $90.0 million or $2.29 per diluted share for the same nine-month period in 2014.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 totaled $183.7 million, compared with $93.7 million in the same nine-month period of 2014. The 96.1% improvement over the prior year demonstrates market factors and our commitment to effectively manage working capital.

Investing Activities

Net cash used in investing activities for the first nine months of 2015 was $57.8 million, compared with $41.3 million for the nine months ended September 30, 2014. For the full year 2015, the Company expects capital spending, excluding acquisitions, to be approximately $30.0 million to $35.0 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 totaled $118.1 million, compared with $49.8 million in the prior-year period. Net cash used in financing activities during the first nine months of 2015 was impacted by $45.3 million in net repayments under debt arrangements, $55.7 million in share repurchases and $16.0 million in payments of cash dividends.

On October 6, 2015, the Company’s Board of Directors approved the payment of a $0.14 per share dividend payable to stockholders of record as of December 15, 2015 to be paid on January 15, 2016.

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

Financing available from debt and the sale of accounts receivable as of September 30, 2015, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	318.5
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.1
Total financing utilized		679.6
Available financing, before restrictions		370.4
Restrictive covenant limitation		-
Available financing as of September 30, 2015		$370.4

(1)

The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	September 30,	December 31,
	2015	2014
2013 Credit Agreement	$318.5	$363.0
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.9
Debt	668.6	713.9
Stockholders’ equity	832.6	843.7
Total capitalization	$1,501.2	$1,557.6

Debt-to-total capitalization ratio	44.5%	45.8%

We believe that our operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 9, “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 9 “Debt” in our Annual Report on Form 10-K for the year-ended December 31, 2014.

Contractual Obligations

During the nine-month period ended September 30, 2015, contractual obligations have increased $90.0 million from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, driven by the renewed corporate office building lease and other facility lease renewals.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first nine months of 2015 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine-month periods ended September 30, 2015 and 2014, the Company repurchased 1,525,222 and 1,074,574 shares of common stock at an aggregate cost of $57.4 million and $43.0 million, respectively. On February 11, 2015, the Board of Directors authorized the Company to purchase an additional $100.0 million of common stock. The Company repurchased 1,737,850 shares for $64.5 million year-to-date through October 19, 2015. As of that date, the Company had approximately $77.9 million remaining of existing share repurchase authorization from the Board of Directors.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2015 to July 31, 2015	179,757	$37.88	179,757	$104,169,515
August 1, 2015 to August 31, 2015	215,011	35.35	215,011	96,569,656
September 1, 2015 to September 30, 2015	349,313	32.89	349,313	85,082,091
Total Third Quarter	744,081	$35.37	744,081	$85,082,091

ITEM 6.	EXHIBITS
(a)	Exhibits

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

Exhibit No.	Description
3.1	Third Restated Certificate of Incorporation of the Company, dated as of June 1, 2015 (Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015, filed on July 23, 2015)

3.2	Amended and Restated Bylaws of the Company, dated as of June 1, 2015 (Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015, filed on July 23, 2015)

4.1

Note Purchase Agreement, dated as of November 25, 2013, among USI, USSC, and the note purchasers identified therein (the “2013 Note Purchase Agreement”) (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014 (the “2013 Form 10-K”))

4.2	Parent Guaranty, dated as of November 25, 2013, by USI in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)

4.3	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of USSC (Exhibit 4.6 to the 2013 Form 10-K)

10.1*	Executive Employment Agreement, effective as of July 22, 2015, by and among Essendant Inc., Essendant Co., and Essendant Management Services LLC and Robert B. Aiken, Jr. **

10.2	Letter Agreement dated June 4, 2015 among Essendant Inc., Essendant Co. and Robert B. Aiken, Jr. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015)**
18.1*	Preferability Letter on Change in Accounting Principle

31.1*	Certification of Chief Executive Officer, dated as of October 21, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of October 21, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of October 21, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on October 21, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: October 21, 2015	/s/ Todd A. Shelton
Todd A. Shelton
Senior Vice President and Chief Financial Officer