Form 10-K
period 2015-12-31
ESSENDANT INC
filed 2016-02-19
CIK 355999

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☐     No   ☒

The aggregate market value of the common stock of Essendant Inc. held by non-affiliates as of June 30, 2015 was approximately $1.426 billion.

On February 12, 2016, Essendant Inc. had 37,286,573 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of Essendant Inc.’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of Essendant Inc.’s fiscal year, are incorporated by reference into Part III.

ESSENDANT INC.

FORM 10-K

For The Year Ended December 31, 2015

PART I

ITEM 1.	BUSINESS.

General

Essendant Inc. (formerly known as United Stationers Inc.) is a leading national wholesale distributor of workplace items including traditional office products and office furniture, janitorial, sanitation and breakroom supplies, technology products, industrial supplies, and automotive aftermarket tools and equipment. Except where otherwise noted, the terms “Essendant” and “the Company” refer to Essendant Inc. and its consolidated subsidiaries. The parent holding company, Essendant Inc. (ESND), was incorporated in 1981 in Delaware. ESND’s only direct wholly owned subsidiary and principal operating company is Essendant Co. (ECO) incorporated in 1922 in Illinois.

Essendant’s goal is to be the fastest, most convenient solution for workplace essentials. To achieve this goal, Essendant leverages its nationwide network of distribution centers, a comprehensive portfolio of products, speed and expertise in distribution, and accessible customer care.

During 2015, Essendant continued to focus on three strategic pillars to further reach its goal:

1.	Grow share in core office products and janitorial and breakroom businesses;
2.	Win the shift to online; and
3.	Transition the business to the Company’s common operating platform.

Essendant will focus on the following five key objectives over the next two years:

1.	Generate profitable sales growth through alignment with customers who are taking share in each channel they serve.
2.

Move businesses onto a common operating, technology and digital platform, which began with the office products and janitorial and breakroom product categories in 2015 and will continue with the direct online and automotive businesses.

3.	Simplify the business and continue to control costs, which will gain operating leverage and reduce overhead, by fully integrating recently acquired businesses.
4.	Pursue merchandising excellence to optimize assortment and create additional value for customers.
5.	Refine the industrial channel value proposition to diversify and lessen its dependence on the oilfield and energy sectors.

Products

Essendant stocks over 180,000 products and is a leading national wholesale distributor in the following categories:

Janitorial and Breakroom Supplies. The Company stocks approximately 26,000 items in these lines: janitorial supplies (cleaners and cleaning accessories), breakroom items (food and beverage products), foodservice consumables (such as disposable cups, plates and utensils), safety and security items, and paper and packaging supplies. This product category provided 27.1% of 2015’s net sales.

Technology Products. The Company stocks over 11,000 items, including imaging supplies, data storage, digital cameras, computer accessories and computer hardware items such as printers and other peripherals. Essendant provides these products to value-added computer resellers, office products dealers, drug stores, grocery chains and online merchants. Technology products generated 25.5% of the Company’s 2015 consolidated net sales.

Traditional Office Products. The Company stocks a broad range of office supplies. It carries over 22,000 brand-name and private label products, such as filing and record storage products, business machines, presentation products, writing instruments, paper products, shipping and mailing supplies, calendars and general office accessories. These products contributed 22.5% of net sales during 2015.

Industrial Supplies. Essendant stocks over 117,000 items including hand and power tools, safety and security supplies, janitorial equipment and supplies, other various industrial MRO (maintenance, repair and operations) items, oil field and welding supplies, and automotive aftermarket tools and equipment. In 2015, the industrial category accounted for 16.2% of the Company’s net sales.

Office Furniture. Essendant stocks approximately 4,000 products including desks, filing and storage solutions, seating and systems furniture, along with a variety of products for niche markets such as education, government, healthcare and professional services. This product category represented 5.9% of net sales for the year.

The remainder of the Company’s consolidated net sales came from freight and advertising.

Essendant offers private brand products within each of its product categories to help resellers provide quality value-priced items to their customers. These include Innovera® technology products, Universal® office products, Windsoft® paper products, Boardwalk® janitorial and sanitation products, Alera® office furniture, and Anchor Brand® and Best Welds® welding, industrial, safety and oil field pipeline products. Essendant also offers the following automotive brand products: Advanced Tool Design (ATD), Finish Pro, Painters Pride, Quipall, Nesco, Performance One, and AIM.

During 2015, private brand products accounted for approximately 13.9% of Essendant’s net sales.

Customers

Essendant serves a diverse group of approximately 30,000 reseller customers. They include independent office products dealers, janitorial and sanitation distributors, office products superstores, online retailers, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply, paper and foodservice distributors, drug and grocery store chains, healthcare distributors, oil field, welding supply and industrial/MRO distributors, automotive aftermarket dealers and wholesalers, and other independent distributors.

To help its reseller-customers unlock their full potential, Essendant leverages its common platform which comprises an extensive national distribution and logistics network, enhanced digital solutions, print marketing tools, broad product portfolio, and the Company’s long-standing industry expertise and dedicated support team with intimate knowledge of what customers need and how the industry works. Many of the Company’s resellers have online capabilities. The Company also operates CPO Commerce which sells tools and do-it-yourself equipment online to the consumer market.

During 2015 the Company’s net sales were comprised of independent resellers contributing 78% of consolidated net sales, national accounts 10% and online retailers (“eTailers”) 12%.  One customer, W.B. Mason Co., Inc., accounted for approximately 12% of its 2015 consolidated net sales. No other single customer accounted for more than 10% of 2015 consolidated net sales.

Marketing and Customer Support

Essendant’s marketing and customer care capabilities are key to its position as a high value-add distributor. Essendant provides its resellers a variety of digital tools to enhance their ability to compete online.  These tools include digitized product content, website development, digital analytics, marketing and merchandising tools to drive the performance of their reseller’s websites.  An important component of the value proposition is that the company produces print and digital tools in return for a deeper commercial relationship with their resellers.

Essendant also provides specific services that enable resellers to improve their operating and strategic business models. These services include primary research efforts, brand strategy and development, campaign development, customer segmentation and cost management, and training programs designed to help resellers improve their sales and marketing techniques.

Distribution

Essendant’s distribution network enables the Company to ship most products on an overnight basis to more than 90% of the U.S. with an average line fill rate of approximately 97%. Essendant’s domestic operations generated approximately $5.3 billion of its approximate $5.4 billion in 2015 consolidated net sales, with its international operations contributing another $0.1 billion to 2015 net sales.

The Company’s network of 74 distribution centers are spread across the nation to facilitate delivery. Essendant has a dedicated fleet of approximately 480 trucks. This enables Essendant to make direct deliveries to resellers from regional distribution centers and local distribution points.

In addition to providing a broad product selection that allows resellers to offer products to their customers that they do not physically stock, the company also offers the “Wrap and Label” program. “Wrap and Label” gives resellers the option to receive individually packaged orders ready to be delivered to their end consumers. For example, when a reseller places orders for several individual consumers, Essendant can pick and pack the items separately, placing a label on each package with the consumer’s name, ready for delivery to the end consumer by the reseller. Resellers benefit from the “Wrap and Label” program because it eliminates the need to break down bulk shipments and repackage orders before delivering them to consumers.

In addition to providing value-adding programs for resellers, Essendant also remains committed to reducing its operating costs. These activities include process improvement and work simplification activities that help increase efficiency throughout the business and improve customer satisfaction. As a high value-add distributor, the company makes an effort to reduce its operating costs each year in order to remain competitive on price in the marketplace, re-invest savings into its business, and return value to shareholders.

Purchasing and Merchandising

As a leading wholesale distributor of workplace essentials, Essendant leverages its broad product selection as a key merchandising strategy. Based on Essendant’s purchasing volume it receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. In 2015, the Company’s largest supplier was Hewlett-Packard Company, which represented approximately 14% of the Company’s total purchases.

The Company’s merchandising department is responsible for selecting merchandise and for managing the entire supplier relationship. Product selection is based on three factors: end-consumer acceptance; anticipated demand for the product; and the manufacturer’s total service, price and product quality.

Competition

The markets in which the Company participates are highly competitive. The Company competes with other wholesale distributors and with the manufacturers of the products the Company sells. In addition, the Company competes with warehouse clubs and the business-to-business sales divisions of national business products resellers. Essendant competes primarily on the basis of breadth of product lines, availability of products, speed of delivery, order fill rates, net pricing to customers, and the quality of marketing and other value-added services.

Employees

As of February 12, 2016, Essendant employed approximately 6,400 associates.

Approximately 625 of the shipping, warehouse and maintenance associates at certain of the Company’s Baltimore, Los Angeles and New Jersey distribution centers are covered by collective bargaining agreements. The bargaining agreements in the Los Angeles and New Jersey distribution centers were renegotiated in 2014. The bargaining agreement in Baltimore was renegotiated in August 2015.

Executive Officers Of The Registrant

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience
Robert B. Aiken 53, President, Chief Executive Officer

Robert B. Aiken, Jr. was elected to the Company’s Board of Directors in February 2015. Mr. Aiken serves as a member of the Executive Committees. He previously served on the Company’s Board of Directors from December 2010 to May 2014, at which time he stepped down from the Board due to the demands of his position as the Chief Executive Officer of Feeding America, the nation’s leading hunger relief organization. Mr. Aiken was appointed CEO of Feeding America in November 2012. Prior to this role, Mr. Aiken was the CEO of the food company portfolio at Bolder Capital, a private equity firm. Mr. Aiken previously served as Managing Director of Capwell Partners LLC, a private-equity firm focused on companies offering health and wellness products and services. Mr. Aiken was in the private-equity business from February 2010 until his appointment at Feeding America. Prior to that time, Mr. Aiken was the President and Chief Executive Officer of U.S. Foodservice, one of the country’s premier foodservice distributors. Mr. Aiken joined U.S. Foodservice in 2004 and held several senior executive positions including President and Chief Operating Officer and Executive Vice President of Strategy and Governance before being named Chief Executive Officer in 2007. From 2000 until 2004, Mr. Aiken also served as President and Principal of Milwaukee Sign Co., a privately-held manufacturing firm. From 1994 to 2000, Mr. Aiken was an executive with Specialty Foods Corporation, where he held several positions, including President and Chief Executive Officer of Metz Baking Company. Early in Mr. Aiken’s career, he worked as a business lawyer. Since February 2010, Mr. Aiken has served as a director of Red Robin Gourmet Burgers. Mr. Aiken brings to the Board of Directors and to the Executive Committee his experience as a chief executive officer of both public and private corporations with significant operations and a large, labor-intensive workforce. He has a broad background in foodservice distribution, with particular expertise in acquisitions, finance, merchandising, operations, sales force effectiveness, supply chain and private label products. Mr. Aiken also holds accounting and law degrees from Georgetown University.

Earl Shanks 59, Senior Vice President, Chief Financial Officer

Earl C. Shanks was appointed Senior Vice President and Chief Financial Officer in November 2015.  Prior to joining Essendant, Mr. Shanks served as the Chief Financial Officer at Convergys Corporation from 2003 to 2012, a global leader in relationship management solutions and a major provider of outsourced business services.  Prior to that, Mr. Shanks was the Chief Financial Officer between 2001 and 2003, and held various other financial leadership roles from 1996 to 2001 with NCR Corporation and Farley Industries and Fruit of the Loom, Inc. from 1983-1996. Mr. Shanks also serves as a director of Verint, a global leader in actionable intelligence solutions.

Name, Age and Position with the Company	Business Experience
Eric A. Blanchard 59, Senior Vice President, General Counsel and Secretary Girisha Chandraraj 40, Senior Vice President Marketing and Chief Digital Officer

Eric A. Blanchard has served as the Company’s Senior Vice President, General Counsel and Secretary since 2006. From 2002 until 2005, he served as the Vice President, General Counsel and Secretary at Tennant Company. Previously Mr. Blanchard was with Dean Foods Company where he held the positions of Chief Operating Officer, Dairy Division in 2002, Vice President and President, Dairy Division from 1999 to 2002 and General Counsel and Secretary from 1988 to 1999.

Girisha Chandraraj was appointed Senior Vice President and Chief Digital Officer in September 2015. Prior to that, he served as Head of Digital Commerce from 2013 to 2015. In addition, he has the responsibility for CPO Commerce, a wholly owned subsidiary of Essendant. Prior to joining Essendant, Mr. Chandraraj has held senior executive positions in Marketing and Digital for Digital for Blick Art Materials and Broder Bros Corporation. Mr. Chandraraj started his career as a Management Consultant.

Timothy P. Connolly 52, President, Chief Operating Officer

Timothy P. Connolly was named as the Company’s Chief Operating Officer in April 2015. Prior to that, Mr. Connolly served as President, Business Transformation and Supply Chain since 2013, President, Operations and Logistics Services from 2011 to 2013 and Senior Vice President, Operations from 2006 until 2011. In 2006, Mr. Connolly was Vice President, Field Operations Support and Facility Engineering. He joined the Company in 2003 as Region Vice President Operations, Midwest. He also served as the President of the Essendant Charitable Foundation. Before joining the Company, Mr. Connolly was the Regional Vice President, Midwest Region for Cardinal Health where he directed operations, sales, human resources, finance, and customer service for one of Cardinal’s largest pharmaceutical distribution centers.

Richard D. Phillips 45, President, ORS Industrial

Richard D. Phillips was named President, ORS Industrial in 2015.  Prior to this position he served as President, Online and New Channels. Prior to joining the Company in 2013, Mr. Phillips spent 14 years at McKinsey & Company, where he was elected Partner in 2005. Prior to joining McKinsey, he spent six years at Baxter Healthcare in finance and sales.

Carole Tomko 61, Senior Vice President, Chief Human Resources Officer

Carole W. Tomko has served as the Company’s Senior Vice President, Chief Human Resources Officer since 2014. Before joining Essendent, Ms. Tomko was a partner in an executive search and human resources consulting firm.  Prior to launching her consulting practice, Ms. Tomko held the role of Senior Vice President, Human Resources for Cardinal Health where she led the function for nine years.  Additionally Ms. Tomko has held Human Resources leadership positions for The Chemlawn Corporation, The Standard Register Company and Federated Department Stores.   Ms. Tomko has also served in leadership positions on several non-profit boards over the last twenty years.

Janet Zelenka 57, Senior Vice President, Chief Information Officer

Janet Zelenka was named SVP and CIO in April 2015.  Janet joined Essendant in 2006 and has held leadership positions in business integration, finance, and pricing. Before joining Essendant, Janet held a variety of executive positions at SBC/Ameritech (now AT&T) including CFO of the IT division and Vice President of IT, as well as leadership roles in several areas including customer care, operations, financial planning/analytics, activity-based management, and internal audit. Janet also serves as Treasurer of the Essendant Charitable Foundation and will become President in January of 2016.

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

Availability of the Company’s Reports

The Company’s principal Website address is www.Essendant.com. This site provides Essendant’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments and exhibits to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for free as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, copies of these filings (excluding exhibits) may be requested at no cost by contacting the Investor Relations Department:

Essendant Inc.

Attn: Investor Relations Department

One Parkway North Boulevard

Suite 100

Deerfield, IL 60015-2559

Telephone: (847) 627-7000

E-mail: IR@essendant.com

ITEM 1A.	RISK FACTORS.

Any of the risks described below could have a material adverse effect on the Company’s business, financial condition or results of operations. These risks are not the only risks facing Essendant; the Company’s business operations could also be materially adversely affected by risks and uncertainties that are not presently known to Essendant or that Essendant currently deems immaterial.

The loss of one or more significant customers could significantly reduce Essendant’s revenues and profitability.

In 2015, Essendant’s largest customer accounted for approximately 12% of net sales and Essendant’s top five customers accounted for approximately 28.9% of net sales. Several of Essendant’s current and potential customers were involved in business combinations in 2015 and the Company expects increased customer consolidation in the future. In February 2015, two of Essendant’s five largest customers announced they intend to merge. Following business combinations, the surviving companies often review their supply chain and sourcing options, which can result in the companies altering their sourcing relationships. Increasing direct purchases by major customers from manufacturers, as well as the loss of one or more key customers, changes in the sales mix or sales volume to key customers, or a significant downturn in the business or financial condition of any of them could significantly reduce Essendant’s sales and profitability.

Demand for office products may continue to decline.

The overall demand for certain office products may continue to weaken as consumers increasingly create, share, and store documents electronically, without printing or filing them. If demand continues to decline and Essendant is unable to offset lower aggregate demand by increasing market share for these products, finding new markets for these products, increasing sales of products in other categories, and reducing expenses, the Company’s results of operations and financial condition may be adversely affected.

Essendant relies on independent resellers for a significant percentage of its net sales.

Sales to independent resellers account for a significant portion of Essendant’s net sales. Independent resellers compete with national distributors and retailers that have substantially greater financial resources and technical and marketing capabilities. Financial, technical, and commercial constraints are increasingly challenging as business increasingly shifts online. Over the years, several of the Company’s independent reseller customers have been acquired by competitors or have ceased operation. If Essendant’s customer base of independent resellers declines, the Company’s business and results of operations may be adversely affected.

Essendant’s Industrial business may experience financial cycles related to economic factors that are different than the office products market segment.

Sales of Essendant’s industrial and automotive products are affected by oil prices, oil rig count, and broader industrial market pressures, that are subject to cyclical fluctuations and that in some cases differ from the factors impacting sales in other Essendant product categories.  As the Company’s presence grows in the industrial marketplace, these impacts and cycles may become more apparent.  Thus, a significant or prolonged slowdown in the energy, automotive or industrial sectors could negatively impact Essendant’s sales growth and results of operations.

Essendant’s operating results depend on the strength of the market segments the Company serves.

The customers that Essendant serves are affected by changes in economic conditions outside the Company’s control, including national, regional, and local slowdowns in general economic activity, job markets, and market segments the Company serves. Demand for the products and services the Company offers, particularly in the office product, technology, and furniture categories, is affected by the number of white collar and other workers employed by the businesses Essendant’s customers serve. If employment rates decline, do not grow, or continue to grow at a slow rate, demand for the products the Company sells could be adversely affected.

The Company relies heavily on the ability to recruit, retain, and develop high-performing managers and the lack of execution in these areas could harm the Company’s ability to carry out its business strategy.

Essendant’s ability to implement its business strategy depends largely on the efforts, skills, abilities, and judgment of the Company’s executive management team. Essendant’s success also depends to a significant degree on its ability to recruit and retain sales and marketing, operations, and other senior managers. The Company may not be successful in attracting and retaining these employees, which may in turn have an adverse effect on the Company’s results of operations and financial condition.

A significant disruption or failure of the Company’s information technology systems could disrupt Essendant’s business, result in increased costs and decreased revenues, harm the Company’s reputation, and expose the Company to liability.

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

Price transparency, customer consolidation, and changes in product sales mix may result in lower margins.

The Company faces price and margin pressure due to a number of factors, including:

•	Increased price transparency, driven by online resellers;
•	Customer consolidation resulting in some customers increasing their buying power and seeking economic concessions from the Company;
•	Growth in lower margin channels and vertical markets;
•	Secular decline in office products categories leading to unfavorable product mix; and
•	Vendor consolidation.

If Essendant is unable to reduce expenses, grow sales to existing and new customers, and increase sales of higher margin products as a percentage of total sales, the Company’s results of operations and financial condition may be adversely affected.

A breach of the Company’s information technology systems could result in costly enforcement actions and litigation and could harm the Company’s reputation and relationships.

Through Essendant’s sales, marketing, and e-commerce activities, the Company collects and stores personally identifiable information and credit card data that customers provide when they buy products or services, enroll in promotional programs, or otherwise communicate with Essendant. Essendant also gathers and retains information about its employees in the normal course of business. Essendant uses vendors to assist with certain aspects of Essendant’s business and, to enable the vendors to perform services for Essendant, the Company shares some of the information provided by customers and employees. Similarly, to enable Essendant to provide goods and services to its customers, Essendant’s customers share with Essendant information their customers provide to them. Essendant has, from time to time, experienced attempts to breach its systems, and these attempts are expected to continue. Any loss, unauthorized access to or misuse of our information technology systems  could disrupt the Company’s operations, expose Essendant to claims from customers, financial institutions, regulators, payment card associations, and other persons, and damage the Company’s reputation. In addition, compliance with more stringent privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Combining Essendant’s businesses on a common platform may result in disruptions with suppliers and customers.

Essendant is in the process of combining its businesses onto a common platform with common systems and processes. These activities could disrupt Essendant’s relationships with customers and suppliers or could impair the Company’s ability to timely and accurately record transactions, which could adversely affect the Company’s results of operations and financial condition.

Essendant’s reliance on supplier allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives that are often based on volume contribute significantly to Essendant’s profitability. If Essendant does not comply with suppliers’ terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, Essendant may not earn certain allowances and promotional incentives. Additionally, suppliers may reduce the allowances they pay Essendant if they conclude the value Essendant creates does not justify the allowances. If Essendant’s suppliers reduce or otherwise alter their allowances or promotional incentives, Essendant’s profit margin for the sale of the products it purchases from those suppliers may decline. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company’s results of operations.

Essendant is exposed to the credit risk of its customers.

Essendant extends credit to its customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due Essendant could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s trade receivables are generally unsecured or subordinated to other lenders, and many of the Company’s customers are highly leveraged. The extension of credit involves considerable judgment and is based on management’s evaluation of a variety of factors, including customers’ financial condition and payment history, the availability of collateral to secure customers’ receivables, and customers’ prospects for maintaining or increasing their sales revenues. There can be no assurance that Essendant has assessed and will continue to assess the creditworthiness of its existing or future customers accurately.

Essendant operates in a competitive environment.

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

Supply chain disruptions or changes in key suppliers’ distribution strategies could decrease Essendant’s revenues and profitability.

Essendant believes its ability to offer a combination of well-known brand name products, competitively priced private brand products, and support services is an important factor in attracting and retaining customers. The Company’s ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from manufacturers or other suppliers. Essendant’s agreements with its suppliers are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of products or services from key suppliers at competitive prices could cause the Company’s revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond Essendant’s control. Disruptions in Essendant’s supply chain could result in a decrease in revenues and profitability.

Some manufacturers refuse to sell their products to wholesalers like Essendant. Other manufacturers only allow Essendant to sell their products to specified customers. If changes in key suppliers’ distribution strategies or practices reduce the breadth of products the Company is able to purchase or the number of customers to whom Essendant can sell key products, the Company’s results of operations and financial condition could be adversely affected.

Many of the Company’s independent resellers use third party technology vendors (“3PVs”) to automate their business operations. The 3PVs play an important role in the independent dealer channel, as most purchase orders, order confirmations, stock availability checks, invoices, and advanced shipping notices are exchanged between Essendant and its independent resellers over 3PV networks. The 3PVs also provide e-commerce portals that Essendant’s customers use to transact online business with their customers. If Essendant is unable to transact business with its customers through one or more 3PVs on terms that are acceptable to Essendant, or if a 3PV fails to provide quality services to Essendant’s customers, Essendant’s business, financial condition, and results of operations could be adversely affected.

Essendant must manage inventory effectively while minimizing excess and obsolete inventory.

To maximize supplier allowances and minimize excess and obsolete inventory, Essendant must project end-consumer demand for over 180,000 items in stock. If Essendant underestimates demand for a particular manufacturer’s products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If Essendant overestimates demand, it may have to liquidate excess or obsolete inventory at a price that would produce a lower margin, no margin, or a loss.

Essendant is focusing on increasing its sales of private brand products. These products can present unique inventory challenges. Essendant sources some of its private brand products overseas, resulting in longer order-lead times than for comparable products sourced domestically. These longer lead-times make it more difficult to forecast demand accurately and require larger inventory investments to support high service levels.

Essendant may not be successful in identifying, consummating, and integrating future acquisitions.

Historically, part of Essendant’s growth and expansion into new product categories or markets has come from targeted acquisitions. Essendant may not be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms. Furthermore, competition for attractive acquisition candidates may limit the number of acquisition candidates or increase the overall costs of making acquisitions. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired business systems and personnel with Essendant’s business; the potential loss of key employees, customers or suppliers; the assumption of liabilities and exposure to unforeseen liabilities of acquired companies; the difficulties in achieving target synergies; and the diversion of management attention and resources from existing operations. Difficulties in identifying, completing or integrating acquisitions could impede Essendant’s revenues, profitability, and net worth. In addition, some of the Company’s acquisitions have included foreign operations, and future acquisitions may increase Essendant’s international presence. International operations present a variety of unique risks, including the costs and difficulties of managing foreign enterprises, limitations on the repatriation and investment of funds, currency fluctuations, cultural differences that affect customer preferences and business practices, and unstable political or economic conditions.

The Company is subject to costs and risks associated with laws, regulations, and industry standards affecting Essendant’s business.

Essendant is subject to a wide range of state, federal, and foreign laws and industry standards, including laws and standards regarding labor and employment, government contracting, product liability, the storage and transportation of hazardous materials, privacy and data security, imports and exports, tax, and intellectual property, as well as laws relating to the Company’s international operations, including the Foreign Corrupt Practices Act and foreign tax laws. These laws, regulations, and standards may change, sometimes significantly, as a result of political or economic events. The complex legal and regulatory environment exposes Essendant to compliance and litigation costs and risks that could materially affect Essendant’s operations and financial results. See “Legal Proceedings” included below under Item 3.

Essendant’s financial condition and results of operations depend on the availability of financing sources to meet its business needs.

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

The Company’s primary external financing sources terminate or mature in 2017 and 2021 years. If the Company defaults on its obligations under a financing agreement or is unable to obtain or renew financing sources on commercially reasonable terms, its business and financial condition could be materially adversely affected.

Unexpected events could disrupt normal business operations, which might result in increased costs and decreased revenues.

Unexpected events, such as hurricanes, fire, war, terrorism, and other natural or man-made disruptions, may adversely impact Essendant’s ability to serve its customers and increase the cost of doing business or otherwise impact Essendant’s financial performance. In addition, damage to or loss of use of significant aspects of the Company’s infrastructure due to such events could have an adverse effect on the Company’s operating results and financial condition.

ITEM 1B.	UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.	PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. As of December 31, 2015, the Company’s properties consisted of the following:

Offices. The Company leases approximately 200,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally the Company owns 49,000 square feet of office space in Orchard Park, New York; leases 38,000 square feet of office space in Tulsa, Oklahoma; leases 10,000 square feet in Pasadena, California; and leases 11,000 square feet in Atlanta, Georgia.

Distribution Centers. The Company utilizes 74 distribution centers totaling approximately 12.9 million square feet of warehouse space, of which 2.2 million square feet are owned and 10.7 million square feet are leased.

ITEM 3.	LEGAL PROCEEDINGS.

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was filed in the United States District Court for the Central District of California on May 1, 2015.  The case is presently stayed.  The other lawsuit was filed in the United States District Court for the Northern District of Illinois on January 14, 2016.  In both lawsuits the plaintiffs filed a motion asking the Court to certify a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company.  Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations.   Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  In each lawsuit, the Company is vigorously contesting class certification and denies that any violations occurred.  Litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures.  Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of pending claims is probable.  However, the amount of any such loss, which could be material, cannot be reasonably estimated because the Company is continuing to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances.

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

Common Stock Information

ESND’s common stock is quoted through the NASDAQ Global Select Market (“NASDAQ”) under the symbol ESND. The following table shows the high and low closing sale prices per share for ESND’s common stock as reported by NASDAQ:

	2015		2014
	High	Low	High	Low

First Quarter	$44.16	$38.82	$45.88	$39.56
Second Quarter	42.47	38.50	42.18	37.00
Third Quarter	39.38	31.83	42.49	37.57
Fourth Quarter	36.64	31.48	43.05	36.72

On February 12, 2016, the closing sale price of Company’s common stock as reported by NASDAQ was $28.09 per share. On February 12, 2016, there were approximately 670 holders of record of common stock. A greater number of holders of ESND common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph compares the performance of the Company’s common stock over a five-year period with the cumulative total returns of (1) Russell 2000 Index and (2) a group of companies included within Value Line’s Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2010 in the Company’s common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

Common Stock Repurchases

During 2015, the Company repurchased 1.8 million shares of common stock at an aggregate cost of $67.4 million. During 2014, the Company repurchased 1.3 million shares of common stock at an aggregate cost of $50.6 million. As of February 12, 2016, the Company had approximately $75.0 million remaining under share repurchase authorizations from its Board of Directors.

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

The following table reports purchases of equity securities during the fourth quarter of fiscal year 2015 by the Company and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2015 to October 31, 2015	297,005	$33.95	297,005	$75,000,020
November 1, 2015 to November 30, 2015	-	-	-	75,000,020
December 1, 2015 to December 31, 2015	-	-	-	75,000,020
Total Fourth Quarter	297,005	$33.95	297,005	$75,000,020

Stock and Cash Dividends

The Company declares and pays dividends on a quarterly basis. During 2014 and 2015, the Company declared and paid a dividend of $0.14 per share per quarter. In the aggregate, the Company declared dividends of $21.1 million and $21.8 million in 2015 and 2014, respectively. On February 10, 2016, the Board of Directors approved a dividend of $0.14 to be paid on April 15, 2016 to shareholders of record as of March 15, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2011 through 2015 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, and reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$5,363,046	$5,327,205	$5,085,293	$5,080,106	$5,005,501
Cost of goods sold	4,526,551	4,524,676	4,297,952	4,303,778	4,272,611
Gross Profit(1)	836,495	802,529	787,341	776,328	732,890
Operating expenses(2)
Warehousing, marketing and administrative expenses	675,913	595,673	578,958	573,645	541,534
Impairments of goodwill and intangible assets	129,338	9,034	1,183	-	1,635
Loss (gain) on disposition of business	1,461	(800)	-	-	-
Operating income	29,783	198,622	207,200	202,683	189,721
Interest expense	20,580	16,234	12,233	23,619	27,592
Interest income	(996)	(500)	(593)	(343)	(222)
Other (income) expense, net(3)	-	-	-	-	(1,918)
Income before income taxes	10,199	182,888	195,560	179,407	164,270
Income tax expense	54,541	70,773	73,507	66,526	60,576
Net income (loss)	$(44,342)	$112,115	$122,053	$112,881	$103,694
Net income (loss) per share:
Net income (loss) per common share—basic	$(1.18)	$2.90	$3.08	$2.80	$2.37
Net income (loss) per common share—diluted	$(1.18)	$2.87	$3.03	$2.75	$2.30
Cash dividends declared per share	$0.56	$0.56	$0.56	$0.53	$0.52
Balance Sheet Data:
Working capital	$956,588	$968,894	$829,917	$751,327	$750,677
Total assets	2,262,859	2,347,368	2,104,019	2,065,847	1,982,904
Total debt(4)	716,315	710,768	530,306	521,853	493,384
Total stockholders’ equity	723,734	843,667	820,146	733,841	699,377
Statement of Cash Flows Data:
Net cash provided by operating activities	$162,734	$77,133	$74,737	$189,814	$130,363
Net cash used in investing activities	(67,929)	(183,633)	(30,273)	(107,266)	(27,918)
Net cash used in provided by financing activities	(84,990)	105,968	(53,060)	(63,457)	(111,929)

(1) 2015— $4.9 million related to ORS Industrial obsolescence reserve.

(2) 2015— $115.8 million charge related to ORS Industrial impairment of goodwill and intangible assets, $18.6 million charge related to workforce reductions and facility consolidations, $12.0 million intangible asset impairment charge related to rebranding and accelerated amortization related to rebranding efforts, $10.7 million an impairment of seller notes receivable related to the company’s prior year sale of its software service provider, and a $17.0 million loss on sale and related costs of our Mexican subsidiary.  2014—$8.2 million loss on disposition of business. 2013—$13.0 million charge for a workforce reduction and facility closures and a $1.2 million asset impairment charge. 2012—$6.2 million charge for a distribution network optimization and cost reduction program. 2011—$0.7 million reversal of a charge for early retirement/workforce realignment, $4.4 million charge for a transition agreement with the company’s former Chief Executive Officer, and a $1.6 million asset impairment charge.

(3) 2011—a reversal of prior acquisition earn-out and deferred payment liabilities.

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

The following discussion should be read in conjunction with the information included in this Annual Report on Form 10-K in Item 1, Item 6, and the Company’s Consolidated Financial Statements and related notes contained in Item 8.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

Recent Results

•

Diluted earnings (loss) per share for 2015 were $(1.18) compared to $2.87 in 2014, including impacts of the Repositioning Actions discussed below. Adjusted earnings per share in 2015 were $3.08 compared to adjusted earnings per share of $3.08 in 2014. Refer to the Adjusted Operating Income, Adjusted Net Income and Adjusted Earnings Per Share table included later in this section for more detail on the Repositioning Actions.

•

Sales increased 0.7% to $5.4 billion as an organic sales decline of 4.6% was more than offset by the additional sales from the acquisitions of Nestor, MEDCO and CPO adding 5.3%. Organic sales results were impacted by softening market conditions but aided by continued implementation of strategic initiatives, including expanding market coverage and growing wholesale penetration.

•

Gross margin as a percent of sales for 2015 was 15.6% versus 15.1% in 2014, including impacts of the Repositioning Actions discussed below. Gross margin included a favorable 28 basis points from acquisitions. Excluding the acquisitions, gross margin improved due to a favorable product mix and purchase driven inventory allowances.

•

Operating expenses in 2015 totaled $806.7 million or 12.6% of sales compared with $603.9 or 11.2% of sales in 2014, including impacts of the Repositioning Actions discussed below. Adjusted operating expenses in 2015 were $632.6 million or 11.8% of sales compared to $595.7 million or 11.2% of sales in 2014.

•

Operating income in 2015 was $29.8 million or 0.6% of sales, compared with $198.6 million or 3.7% of sales in the prior year, including impacts of the Repositioning Actions discussed below. Adjusted operating income was $208.8 million or 3.9% of sales, compared with $206.9 million or 3.9% of sales in 2014, reflecting the higher gross margin rate in 2015.

•

Operating cash flows for 2015 were $162.7 million versus $77.1 million in 2014. The 2015 improvement over the prior year relates to effective management of working capital such as lower increases in Accounts Receivable and increases in Accounts Payable. Cash flow used in investing activities for capital expenditures, excluding acquisitions, totaled $28.3 million in 2015 compared with $25.0 million in 2014. Net of cash acquired, we used $40.5 million in 2015 to acquire Nestor and $161.4 million to acquire CPO and MEDCO in 2014.

•	During 2015, the Company repurchased 1.8 million shares for $67.4 million and also paid $21.2 million in dividends during the year.
•

The Company had approximately $1.05 billion of total committed debt capacity at December 31, 2015. Outstanding debt at December 31, 2015 and 2014 was $716.3 million and $710.8 million, respectively. Debt-to-total capitalization at the end of 2015 increased to 49.8% from 45.8% due to a decrease in equity related to the charges from the Repositioning Actions.

•

Implementation of our initiative to combine the office products and janitorial businesses on a common operating platform began in the third quarter of 2015 and will cascade into the first half of 2016. As the physical inventories for these platforms were combined beginning in the third quarter, a change in the method of accounting for inventory valuation was also effected for consistency. This change required a retrospective restatement of financial results for the periods presented. We incurred approximately $12.0 million related to this initiative in 2015.  Upon completion of this phase, we expect operating cost savings through continued network consolidation and reduced expenses of $15.0 to $20.0 million on an annual basis beginning in 2016. We also will begin the future phases of this platform in 2016.

•

On July 31, 2015, we acquired 100% of the capital stock of Nestor Sales LLC (“Nestor”), a leading wholesaler and distributor of tools, equipment and supplies to the transportation industry. This acquisition was funded through a combination of cash on hand and cash available under our revolving credit facility.  The purchase price was $41.8 million. Nestor’s annual sales are approximately $70.0 million. The transaction was slightly dilutive in 2015 and is expected to be $0.04 to $0.05 accretive to earnings per share in 2016.

•

On February 16, 2016, we announced an agreement with Staples, Inc. to acquire over $550 million in wholesale corporate contract business if the proposed Staples merger with Office Depot proceeds. In the first year following the closing, Essendant anticipates minimal impact to earnings per share and expects to make further investments in working capital of approximately $100 million to support the business.

Repositioning Actions

•

On June 1, 2015 we officially rebranded to Essendant Inc. in order to communicate more accurately our purpose and vision. When we announced in the first quarter of 2015 our decision to rebrand the company, the ORS Nasco trademark and certain OKI brands were determined to be impaired. A pre-tax, non-cash, impairment charge and accelerated amortization totaling $12.0 million was recorded in 2015.

•

In 2015 we exited non-strategic channels, including the sale of Azerty de Mexico, our operations in Mexico. The total charges in 2015 related to the disposition of this subsidiary were $17.0 million. In 2015, this subsidiary had sales of $50.1 million and a $5.0 million operating loss, excluding the charges previously mentioned.

•

In December of 2014, the Company sold its software solutions subsidiary in exchange for a combination of cash and convertible and non-convertible notes. Based upon subsequent information, the Company determined it will not be able to collect the note amounts or other receivables due from the acquirer. As such, the Company fully impaired the assets and recorded a loss of $10.7 million during 2015.

•

Restructuring actions were taken in 2015 to improve our operational utilization, labor spend, inventory performance and functional alignment of the organization.  This included workforce reductions and facility consolidations with an expense impact of $18.6 million in 2015. These actions are expected to have approximately $30.0 million in savings in 2016.

•

Charges totaling $120.7 million relating to the ORS Industrial business unit were incurred in the fourth quarter of 2015.  These charges are comprised of an impairment of goodwill and intangibles totaling $115.8 and an increase in reserves for obsolete inventory of $4.9 million. These impacts are the result of the macroeconomic environment in the oilfield and energy sectors that is now projected to have a long-term downturn.  ORS Industrial, under new leadership, plans to diversify its offerings to lessen dependencies on the oilfield and energy sectors by revising its merchandising and sales strategy.

Guidance

The company reaffirms its previously announced outlook regarding 2016, and currently expects the following:

•	Low to mid-single digit revenue growth compared to prior year, or total company revenue in the range of $5.4 billion to $5.6 billion;
•	High single digit adjusted earnings per share growth compared to prior year, or adjusted EPS in the range of $3.20 to $3.40;
•	Annual free cash flow equal to or better than net income.

The guidance above excludes the impact of business acquired in the Staples transaction, any new acquisitions or unusual charges.

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

Supplier Allowances

Supplier allowances are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Receivables related to supplier allowances totaled $111.0 million and $124.4 million as of December 31, 2015 and 2014, respectively.

The majority of the Company’s annual supplier allowances and incentives are variable, based solely on the volume and mix of the Company’s product purchases from suppliers. These variable allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The potential amount of variable supplier allowances often differs based on purchase volumes by supplier and product category. Changes in the Company’s sales volume (which can increase or reduce inventory purchase requirements), changes in product sales mix (especially because higher-margin products often benefit from higher supplier allowance rates), or changes in the amount of purchases Essendant makes to attain supplier allowances can create fluctuations in future results.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Accrued customer rebates were $63.6 million and $63.2 million as of December 31, 2015 and 2014, respectively.

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

Allowance for doubtful accounts

Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible. Allowance for doubtful accounts totaled $17.8 million and $19.7 million as of December 31, 2015 and 2014, respectively.

Goodwill and Intangible Assets

The Company tests goodwill for impairment annually as of October 1 and whenever events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using forecasted future results and a discounted cash flow method. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.

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

As of December 31, 2015 and 2014, the Company’s Consolidated Balance Sheets reflected $299.4 million and $398.0 million of goodwill, and $96.4 million and $112.0 million in net intangible assets, respectively.

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

In the third quarter of 2015, the Company changed its method of inventory costing for certain operating segments to the last-in-first-out (“LIFO”) method from the first-in-first-out (“FIFO”) accounting method.  See Note 2, “Change in Accounting Principles” for more information.

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

Pension Benefits

To select the appropriate actuarial assumptions when determining pension benefit obligations, the Company relied on current market conditions, historical information and consultation with and input from the Company’s outside actuaries. These actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and life expectancy of plan participants. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio.

Pension expense for 2015 was $5.4 million, compared to $3.6 million in 2014 and $4.5 million in 2013. A one percentage point decrease in the assumed discount rate would have resulted in an increase in pension expense for 2015 of approximately $3.3 million and increased the year-end projected benefit obligation by $34.5 million. Additionally, a one percentage point decrease in the expected rate of return assumption would have resulted in an increase in the net periodic benefit cost for 2015 of approximately $1.7 million. See Note 13 “Pension Plans and Defined Contribution Plan” for more information.

Results for the Years Ended December 31, 2015, 2014 and 2013

The following table presents the Consolidated Statements of Operations as a percentage of net sales:

	Years Ended December 31,
	2015	2014	2013
Net sales	100.00%	100.00%	100.00%
Cost of goods sold	84.40	84.94	84.52
Gross margin	15.60	15.06	15.48
Operating expenses:
Warehousing, marketing and administrative expenses	12.60	11.18	11.38
Impairments of goodwill and intangible assets	2.41	0.17	0.02
Loss (gain) on disposition of business	0.03	-0.02	0.00
Operating income	0.56	3.73	4.07
Interest expense, net	0.37	0.30	0.23
Income before income taxes	0.19	3.43	3.84
Income tax expense	1.02	1.33	1.45
Net income (loss)	(0.82%)	2.11%	2.40%

Adjusted Gross Profit, Adjusted Operating Income, Adjusted Net Income, and Adjusted Diluted Earnings Per Share

The following table presents Adjusted Gross Profit, Adjusted Operating Income, Adjusted Net Income and Adjusted Diluted Earnings Per Share for the years ended December 31, 2015, 2014, and 2013 (in thousands, except share data). These amounts have been adjusted from Generally Accepted Accounting Principles (GAAP) as reflected in the following table. GAAP requires that the effects of these items be included in the Consolidated Statements of Operations. The Company believes that excluding these items is an appropriate comparison of its ongoing operating results and to the results of the prior year, and that it is helpful to provide readers of its financial statements with a reconciliation of these items to its Consolidated Statements of Operations reported in accordance with GAAP.

	For the Years Ended December 31,
	2015	2014	2013
Gross profit	$836,495	$802,529	$787,341
ORS Industrial inventory obsolescence reserve	4,887	-	-
Adjusted gross profit	$841,382	$802,529	$787,341

Operating expenses	$806,712	$603,907	$580,141
Impairment of ORS Industrial goodwill and intangible assets	(115,825)	-	-
Workforce reduction and facility closure charge	(18,575)	-	(12,975)
Intangible asset impairment charge and accelerated amortization related to rebranding	(11,981)	-	(1,183)
Notes receivable impairment	(10,738)	-	-
Loss on disposition of business and related impairment charges	(16,999)	(8,234)	-
Adjusted operating expenses	$632,594	$595,673	$565,983

Operating income	$29,783	$198,622	$207,200
Gross profit and operating expense items noted above	179,005	8,234	14,158
Adjusted operating income	$208,788	$206,856	$221,358
Depreciation and amortization	$41,917	$36,227	$35,192
Equity compensation	7,895	8,195	10,808
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$258,600	$251,278	$267,358

Net income (loss)	$(44,342)	$112,115	$122,053
Gross profit and operating expense items noted above, net of tax	160,727	8,234	9,227
Adjusted net income	$116,385	$120,349	$131,280

Diluted earnings per share (1)	$(1.17)	$2.87	$3.03
Per share gross profit and operating expense items noted above	4.25	0.21	0.23
Adjusted diluted earnings per share	$3.08	$3.08	$3.26
(1)	Diluted earnings per share for 2015 under GAAP reflect an adjustment to the basic earnings per share due to the net loss. The diluted earnings per share shown here does not reflect this adjustment.

Comparison of Results for the Years Ended December 31, 2015 and 2014

Net Sales. Net sales for the year ended December 31, 2015 were $5.4 billion, a 0.7% increase from $5.3 billion in sales during 2014. The following table shows net sales by product category for 2015 and 2014 (in thousands):

	Years Ended December 31
	2015 (1)	2014 (1)
Janitorial and breakroom supplies	$1,451,829	$1,435,933
Technology products	1,365,996	1,450,777
Traditional office products	1,205,845	1,329,028
Industrial supplies	869,019	638,781
Office furniture	317,494	311,282
Freight revenue	125,731	121,933
Other	27,132	39,471
Total net sales	$5,363,046	$5,327,205
(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Consolidated Statements of Operations. All percentage presentations described below are based on the reclassified amounts.

Sales in the janitorial and breakroom supplies product category increased 1.1% in 2015 compared to 2014. Sales growth in this category was driven by being named the primary supplier for Office Depot’s janitorial business and growth in sales through the internet (“e-tail”), partially offset by lower sales in the independent dealer channel.

Sales in the technology products category (primarily ink and toner) decreased 5.8% in 2015 versus 2014. Sales declined due to the loss of business with large national customers and lower sales due to the divestiture of the Mexican subsidiary. The sales decline was partially offset by growth in e-tail.

Sales of traditional office products decreased 9.3% in 2015 versus 2014. The decline in this category was primarily driven by decline of cut-sheet paper and loss of first call supplier status with Office Depot, partially offset by growth in e-tail.

Industrial supplies sales increased 36.0% in 2015 compared to 2014. Our acquisitions contributed $304.5 million in incremental sales. Excluding sales from acquisitions, industrial supplies sales declined 10.6% over the same period last year, due to declines in our general industrial, oilfield and energy channels. We expect the impact of low energy prices and weak industrial demand to continue in 2016.

Office furniture sales increased 2.0% in 2015 compared to 2014. Improved sales with a large national customer and growth in e-tail and independent resellers more than offset lost sales.

The remainder of the Company’s consolidated 2015 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for 2015 was $836.5 million, compared to $802.5 million in 2014. Gross profit as a percentage of net sales (the gross margin rate) of 15.6% for 2015 was up 50 basis points (bps) from the prior-year period gross margin rate of 15.1%. This increase was due to acquisitions (28 bps) and a favorable product margin (41 bps) driven by favorable product mix and purchase driven inventory allowances.

Operating Expenses. Operating expenses for 2015 were $806.7 million or 12.6% of sales, compared with $603.9 million or 11.2% of sales in the same period last year. Excluding the Repositioning Actions in 2015 and an $8.2 million loss on disposition of business in 2014, adjusted operating expenses were $632.6 million or 11.8% of sales in 2015 compared to $566.3 million or 11.1% of sales in 2014. The 2015 operating expenses were affected by acquisitions which added an incremental 23 bps, partly offset by reduced expenses including variable management compensation. We also incurred approximately $12 million of operating expense related to the initiative to combine the Company’s office product and janitorial platforms.

Interest Expense, net. Net interest expense for 2015 was $19.6 million, compared with $15.7 million in 2014. This increase was driven by the increase in outstanding debt over the prior year related to our acquisitions.

Income Taxes. Income tax expense was $54.5 million in 2015, compared with $70.8 million in 2014. The Company’s effective tax rate was 534.8% and 38.7% in 2015 and 2014, respectively. The increase was driven by the Repositioning Actions, particularly the noncash impairment charges for goodwill which is nondeductible for tax purposes and the capital loss resulting from the sale of Azerty de Mexico which cannot be recognized at this time and carries a full valuation allowance.  The Company’s 2015 effective tax rate excluding these Repositioning Actions would have been 39.1%.

Net Income (Loss). Net loss for 2015 was $44.3 million and diluted earnings per share were $(1.18), compared to 2014 net income of $112.1 million and diluted earnings per share of $2.87. Excluding the Repositioning Actions in 2015 and $8.2 million on disposition of business in 2014, adjusted net income for 2015 and 2014 were $116.4 million and $120.3 million, respectively. Adjusted diluted earnings per share were $3.08 and $3.08 for 2015 and 2014, respectively.

Comparison of Results for the Years Ended December 31, 2014 and 2013

Net Sales. Net sales for the year ended December 31, 2014 were $5.3 billion, a 4.8% increase from $5.1 billion in sales during 2013. The following table shows net sales by product category for 2014 and 2013 (in thousands):

	Years Ended December 31
	2014 (1)	2013 (1)
Janitorial and breakroom supplies	$1,435,933	$1,336,182
Technology products	1,450,777	1,462,756
Traditional office products	1,329,028	1,314,456
Industrial supplies	638,781	517,810
Office furniture	311,282	311,403
Freight revenue	121,933	105,567
Other	39,471	37,119
Total net sales	$5,327,205	$5,085,293
(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between several product categories due to several specific products being reclassified to different categories. These changes did not impact the Consolidated Statements of Operations. All percentage changes described below are based on the reclassified amounts.

Sales in the janitorial and breakroom supplies product category increased 7.5% in 2014 compared with 2013. This category represented the largest percentage of the Company’s consolidated net sales, accounting for 27.0% of net sales of 2014. Growth in this category was driven by increased sales of janitorial and breakroom products in nearly all channels as enhanced product lines were launched.  Incremental sales from becoming the primary supplier to Office Depot’s janitorial business beginning in 2014 accounted for 2.0% of the increase in sales.

Sales in the technology products category decreased 0.8% in 2014 versus 2013. This category accounted for 27.2% of net sales of 2014. Early in the fourth quarter of 2013 our largest product line manufacturer adopted a new distribution policy that restricts wholesalers, including the Company, to resell its products only to certain authorized resellers.  In the fourth quarter of 2014, additional restrictions in this supplier’s distribution policy went into effect, again decreasing the amount of authorized resellers for their products. This new distribution policy resulted in a decline in our sales of the manufacturer’s products.  Offsetting these declines was increased business with certain large customers and the addition of new business.

Sales of traditional office products increased 1.1% in 2014 versus 2013. Traditional office supplies represented 24.9% of the Company’s consolidated net sales in 2014. Within this category, higher sales of cut-sheet paper, continued double-digit growth in sales to e-tail, and a rebound in government spending were partially offset by the continued effects of workplace digitization which is lowering overall consumption. In addition, there were lower sales due to being named the second-call office products supplier for Office Depot’s office products’ business in 2014, after being the primary supplier of a portion of its business in prior years.

Industrial supplies sales in 2014 increased 23.4% compared with 2013. Sales of industrial supplies accounted for 12.0% of the Company’s net sales in 2014. Sales growth in industrial supplies was largely driven by the acquisitions of CPO in May of 2014 and MEDCO in October of 2014. Organic industrial sales grew 4.7%, driven by the Company’s Value of Wholesale (VOW) initiatives.  Additionally in 2014, the Company became the exclusive distributor for a major safety buying group.

Office furniture sales in 2014 was comparable to 2013. Office furniture accounted for 5.8% of the Company’s 2014 consolidated net sales.

The remainder of the Company’s consolidated 2014 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for 2014 was $802.5 million, compared with $787.3 million in 2013. Gross profit as a percentage of net sales (the gross margin rate) for 2014 was 15.1%, as compared with 15.5% for 2013. The gross margin rate was favorably impacted 10 bps from our acquisitions. Excluding the acquisitions, gross margin declined due to unfavorable product margin (11 bps) including an unfavorable product category and customer mix and higher net freight costs (20 bps).

Operating Expenses. Operating expenses in 2014 were $603.9 million or 11.2% as a percent of sales for the year, compared with $580.1 million or 11.4% in 2013. Operating expenses were unfavorably impacted by 10 bps from our acquisitions in 2014. Excluding the acquisitions, adjusted operating expense decreased due a decline in variable management compensation expense from the prior year (10 bps) and a reduction in health-care expenses (5 bps) offset by approximately $4.0 million in higher costs related to the Company’s initiative to combine our office product and janitorial/breakroom platforms.

Interest Expense, net. Net interest expense for 2014 was $15.7 million, compared with $11.6 million in 2013. This increase was primarily driven by the increase in outstanding debt over the prior year as well as the issuance of seven-year notes in January 2014 which replaced floating rate debt with long-term fixed rate debt.

Income Taxes. Income tax expense was $70.8 million in 2014, compared with $73.5 million in 2013. The Company’s effective tax rate was 38.7% and 37.6% in 2014 and 2013, respectively.

Net Income. Net income for 2014 was $112.1 million and diluted earnings per share were $2.87, compared to 2013 net income of $122.1 million and diluted earnings per share of $3.03. Included in the 2014 results are an $8.2 million charge related to a loss on disposition of a business. This loss was not fully recognizable for tax in 2014. Included in the 2013 results are a $13.0 million pre-tax charge related to a workforce reduction and facility closure program and $1.2 million non-tax deductible asset impairment charge. Excluding these non-operating items, adjusted net income for 2014 and 2013 was $120.3 million and $131.3 million, respectively. Adjusted diluted earnings per share were $3.08 and $3.26 for 2014 and 2013, respectively.

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

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	December 31,	December 31,
	2015	2014
2013 Credit Agreement	$368.4	$363.0
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Debt	718.4	713.0
Stockholders’ equity	723.7	843.7
Total capitalization	$1,442.1	$1,556.7

Debt-to-total capitalization ratio	49.8%	45.8%

This increase in the debt-to-capitalization ratio at December 31, 2015 is due to the decrease in equity related to the charges from the Repositioning Actions.

Operating cash requirements and capital expenditures are funded from operating cash flow and available financing. Financing available from debt and the sale of accounts receivable as of December 31, 2015, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	368.4
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.6
Total financing utilized		730.0
Available financing, before restrictions		320.0
Restrictive covenant limitation		98.2
Available financing as of December 31, 2015		$221.8
(1)

The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The 2013 Credit Agreement, the 2013 Note Purchase Agreement and the Amended and Restated Transfer and Administration Agreement (each as defined in Note 11 “Debt” in the Notes to the Consolidated Financial Statements) prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00 (4.00 to 1.00 or 3.75 to 1.00 for the first four fiscal quarters following certain acquisitions). The 2013 Credit Agreement and the 2013 Note Purchase Agreement also impose limits on the Company’s ability to repurchase stock and issue dividends when the Leverage Ratio is greater than 3.00 to 1.00. The Company was in compliance with all applicable financial covenants at December 31, 2015, and expects to have leverage ratio in excess of 3.00 to 1.00 when reporting to its counterparties in the first quarter of 2016.

The 2013 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. The Company had outstanding letters of credit of $11.6 million and $11.1 million under the 2013 Credit Agreement as of December 31, 2015 and 2014, respectively.

The Company believes that its operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 11 “Debt” in the Notes to the Consolidated Financial Statements, for further descriptions of the provisions of our financing facilities.

Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2015 (in millions):

	Payment due by period
Contractual obligations	2016	2017 & 2018	2019 & 2020	Thereafter	Total
Debt	$-	$568	$-	$150	$718
Fixed interest payments on long term debt	2	1	-	-	3
Operating leases	49	82	56	62	249
Purchase obligations	5	3	0	-	8
Acquisition related future payments	2	13	-	-	15
Total contractual cash obligations	$58	$667	$56	$212	$993

In December 2015, the Company’s Board of Directors approved cash contributions to the Company’s pension plans.  In January 2016, a cash contribution of $3 million was made to the Essendant Union Employee Pension Plan and $7 million was made to the Essendant Pension Plan. Additional fundings, if any, for 2016 have not yet been determined.

The Company has announced its plan to offer lump sum distributions to eligible terminated, vested plan participants of the Essendant Pension Plan during an offering period in the first half of 2016. Settlement charges are likely in the future as the Company settles pension obligations by making lump sum distributions. The impact on the benefit obligation and assets of the non-union plan will not be determinable until the eligible participants elect this voluntary option.

At December 31, 2015, the Company had a liability for unrecognized tax benefits of $3.4 million as discussed in Note 15, “Income Taxes”, and an accrual for the related interest, that are excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

Cash Flows

Cash flows for the Company for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$162,734	$77,133	$74,737
Net cash (used in) investing activities	(67,929)	(183,633)	(30,273)
Net cash (used in) provided by financing activities	(84,990)	105,968	(53,060)

Cash Flows From Operations

Net cash provided by operating activities for 2015 totaled $162.7 million versus $77.1 million in 2014 and $74.7 million in 2013. The 2015 improvement over the prior year demonstrates market factors and our commitment to effectively manage working capital such as lower increases in Accounts Receivable and increases in Accounts Payable. Cash flows in 2014 was impacted primarily by the timing of higher inventory levels related to strategic inventory purchases, a decrease in accounts payable, and higher accounts receivable.

Cash Flows From Investing Activities

Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was $67.9 million, $183.6 million, and $30.3 million, respectively. Gross capital spending for 2015, 2014 and 2013 was $28.3 million, $25.0 million and $33.8 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including several facility projects. Additionally, cash used in 2015 and 2014 included $40.5 million and $161.4 million, respectively, for acquisitions.

Cash Flows From Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreements, the acquisition or issuance of treasury stock, and quarterly dividend payments.

Net cash used in financing activities for 2015 totaled $85.0 million, compared to net cash provided by financing activities for 2014 totaling $106.0 million, and used in financing activities for 2013 totaling $53.1 million. Cash outflows from financing activities in 2015 included the repurchase of shares at a cost of $68.1 million and the payment of cash dividends of $21.2 million. As of December 31, 2015 there are $75.0 million remaining on the current share repurchase authorization.

The Company paid a $0.14 per share dividend on January 15, 2016, totaling $5.1 million. On February 10, 2016, the Board of Directors approved a dividend of $0.14 to be paid on April 15, 2016 to shareholders of record as of March 15, 2016. In the aggregate, the Company declared dividends of $21.1 million and $21.8 million in 2015 and 2014.

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases its products on a regular basis in an effort to maintain its inventory at levels that it believes are sufficient to satisfy the anticipated needs of its customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers’ price increases to its customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to the Company’s customers. Conversely, when manufacturers’ prices decline, lower sales prices could result in lower margins as the Company sells existing inventory. As a result, changes in the prices paid by the Company for its products could have a material effect on the Company’s net sales, gross margins and net income. See the information under the heading “Comparison of Results for the Years Ended December 31, 2015 and 2014” in Part I, Item 7 of this Annual Report on Form 10-K for further analysis on these changes in prices in 2015.

New Accounting Pronouncements

For information about recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company’s exposure to interest rate risk is principally limited to the Company’s outstanding debt at December 31, 2015 and 2014 of $716.3 million and $710.8 million, respectively. As of December 31, 2015 and 2014, the Company had $568.4 and $563.0 million of outstanding debt with interest based on variable market rates. See Note 2, “Summary of Significant Accounting Policies”, and Note 19, “Derivative Financial Instruments”, to the Consolidated Financial Statements. As of December 31, 2015 and 2014, the overall weighted average effective borrowing rate, excluding the impact of commitment fees, of the Company’s debt was 2.2% and 1.9%, respectively. A 50 basis point movement in interest rates would result in a $2.1 million increase or decrease in annualized interest expense, and upon cash flows from operations.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange rate risk is limited principally to the Canadian Dollar and the Arab Emirate Dirham due to its operations in those countries. Many of the products the Company sells in those countries are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company’s foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. However, the Company does enter into foreign currency forward contracts from time to time to hedge the exposure to the Canadian Dollar.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 in relation to the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment. That assessment was supported by testing and monitoring performed both by the Company’s Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Essendant Inc.

We have audited Essendant Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Essendant Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report, Management Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Essendant Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essendant Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 18, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Essendant Inc.

We have audited the accompanying consolidated balance sheets of Essendant Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essendant Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for certain inventory in 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essendant Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 18, 2016

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2015	2014 (Revised)	2013 (Revised)
Net sales	$5,363,046	$5,327,205	$5,085,293
Cost of goods sold	4,526,551	4,524,676	4,297,952
Gross profit	836,495	802,529	787,341
Operating expenses:
Warehousing, marketing and administrative expenses	675,913	595,673	578,958
Impairments of goodwill and intangible assets	129,338	9,034	1,183
Loss (gain) on disposition of business	1,461	(800)	-
Operating income	29,783	198,622	207,200
Interest expense	20,580	16,234	12,233
Interest income	(996)	(500)	(593)
Income before income taxes	10,199	182,888	195,560
Income tax expense	54,541	70,773	73,507
Net income (loss)	$(44,342)	$112,115	$122,053
Net income (loss) per share - basic:
Net income (loss) per share - basic	$(1.18)	$2.90	$3.08
Average number of common shares outstanding - basic	37,457	38,705	39,650
Net income (loss) per share - diluted:
Net income (loss) per share - diluted	$(1.18)	$2.87	$3.03
Average number of common shares outstanding - diluted	37,457	39,130	40,236
Dividends declared per share	$0.56	$0.56	$0.56

* Revised in the third quarter of 2015 for the impact of the changes in accounting principle related to inventory accounting and debt transaction costs.

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Years Ended December 31,
	2015	2014 (Revised)	2013 (Revised)
Net income (loss)	$(44,342)	$112,115	$122,053
Other comprehensive (loss) income, net of tax
Translation adjustments	(9,075)	(5,262)	(901)
Translation loss realized through disposition of business	11,132	-	-
Minimum pension liability adjustments	3,271	(17,044)	13,194
Cash flow hedge adjustments	(128)	(597)	1,584
Total other comprehensive (loss) income, net of tax	5,200	(22,903)	13,877
Comprehensive income (loss)	$(39,142)	$89,212	$135,930

* Revised in the third quarter of 2015 for the impact of the changes in accounting principle related to inventory accounting and debt transaction costs.

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,	As of December 31,
	2015	2014 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$29,983	$20,812
Accounts receivable, less allowance for doubtful accounts of $17,810 in 2015 and $19,725 in 2014	716,537	702,527
Inventories	922,162	906,430
Other current assets	27,310	30,713
Total current assets	1,695,992	1,660,482
Property, plant and equipment, at cost
Land	12,968	13,105
Buildings	61,777	62,370
Fixtures and equipment	342,339	331,163
Leasehold improvements	31,082	29,841
Capitalized software costs	98,873	91,624
Total property, plant and equipment	547,039	528,103
Less: accumulated depreciation and amortization	413,288	389,886
Net property, plant equipment	133,751	138,217
Intangible assets, net	96,413	111,958
Goodwill	299,355	398,042
Other long-term assets	37,348	38,669
Total assets	$2,262,859	$2,347,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531,949	$485,241
Accrued liabilities	177,472	185,535
Current maturities of long-term debt	51	851
Total current liabilities	709,472	671,627
Deferred income taxes	11,901	17,763
Long-term debt	716,264	709,917
Other long-term liabilities	101,488	104,394
Total liabilities	1,539,125	1,503,701
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2015 and 2014	7,444	7,444
Additional paid-in capital	410,927	412,291
Treasury stock, at cost – 37,178,394 shares in 2015 and 35,719,041 shares in 2014	(1,100,867)	(1,042,501)
Retained earnings	1,463,821	1,529,224
Accumulated other comprehensive loss	(57,591)	(62,791)
Total stockholders’ equity	723,734	843,667
Total liabilities and stockholders’ equity	$2,262,859	$2,347,368

*Revised in the third quarter of 2015 for the impact of the changes in accounting principle related to inventory accounting and debt transaction costs.

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

						Accumulated		Total
					Additional	Other	Retained	Stockholders’
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Revised)	(Revised)
As of December 31, 2012	74,435,628	$7,444	(34,116,220)	$(963,220)	$404,196	$(53,765)	$1,339,186	$733,841
Net income	-	-	-	-	-	-	122,053	122,053
Unrealized translation adjustments	-	-	-	-	-	(901)	-	(901)
Minimum pension liability adjustments, net of tax loss of $8,397	-	-	-	-	-	13,194	-	13,194
Unrealized benefit on interest rate swaps, net of tax loss of $1,008	-	-	-	-	-	1,584	-	1,584
Other comprehensive income	-		-	-	-	13,877	122,053	135,930
Cash dividend declared, $0.56 per share	-	-	-	-	-	-	(22,369)	(22,369)
Acquisition of treasury stock	-	-	(1,684,365)	(62,056)	-	-	-	(62,056)
Stock compensation	-	-	1,086,502	27,042	7,758	-	-	34,800
As of December 31, 2013	74,435,628	$7,444	(34,714,083)	$(998,234)	$411,954	$(39,888)	$1,438,870	$820,146
Net income	-	-	-	-	-	-	112,115	112,115
Unrealized translation adjustments	-	-	-	-	-	(5,262)	-	(5,262)
Minimum pension liability adjustments, net of tax benefit of $10,853	-	-	-	-	-	(17,044)	-	(17,044)
Unrealized benefit on interest rate swaps, net of tax loss of $380	-	-	-	-	-	(597)	-	(597)
Other comprehensive income	-	-	-	-	-	(22,903)	112,115	89,212
Cash dividend declared, $0.56 per share	-	-	-	-	-	-	(21,761)	(21,761)
Acquisition of treasury stock	-	-	(1,255,705)	(50,591)	-	-	-	(50,591)
Stock compensation	-	-	250,747	6,324	337	-	-	6,661
As of December 31, 2014	74,435,628	$7,444	(35,719,041)	$(1,042,501)	$412,291	$(62,791)	$1,529,224	$843,667
Net loss	-	-	-	-	-	-	(44,342)	(44,342)
Unrealized translation adjustments	-	-	-	-	-	(9,075)	-	(9,075)
Translation loss realized through disposition of business	-	-	-	-	-	11,132	-	11,132
Minimum pension liability adjustments, net of tax loss of $2,071	-	-	-	-	-	3,271	-	3,271
Unrealized loss on cashflow hedges, net of tax benefit of $135	-	-	-	-	-	(128)	-	(128)
Other comprehensive income	-	-	-	-	-	5,200	(44,342)	(39,142)
Cash dividend declared, $0.56 per share	-	-	-	-	-	-	(21,061)	(21,061)
Acquisition of treasury stock	-	-	(1,822,227)	(67,446)	-	-	-	(67,446)
Stock compensation	-	-	362,874	9,080	(1,364)	-	-	7,716
As of December 31, 2015	74,435,628	$7,444	(37,178,394)	$(1,100,867)	$410,927	$(57,591)	$1,463,821	$723,734

* Revised in the third quarter of 2015 for the impact of the changes in accounting principle related to inventory accounting and debt transaction costs.

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2015	2014 (Revised)	2013 (Revised)
Cash Flows From Operating Activities:
Net income (loss)	$(44,342)	$112,115	$122,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,532	32,381	32,153
Amortization of intangible assets	15,143	8,623	6,985
Share-based compensation	7,895	8,195	10,808
Loss (gain) on the disposition of property, plant and equipment	1,959	1,155	(57)
Amortization of capitalized financing costs	875	859	1,021
Excess tax benefits related to share-based compensation	(479)	(1,214)	(3,977)
Loss on disposition of business	-	8,234	-
Loss on sale of equity investment	33	-	-
Asset impairment charge	155,603	-	1,183
Deferred income taxes	(23,162)	(10,879)	(4,754)
Changes in operating assets and liabilities (net of acquisitions):
(Increase) decrease in accounts receivable, net	(9,986)	(16,529)	14,735
(Increase) decrease in inventory	(12,467)	(18,724)	(64,677)
(Increase) decrease in other assets	(5,313)	(2,898)	(4,224)
(Decrease) increase in accounts payable	57,416	(42,093)	(40,634)
Increase (decrease) in checks in-transit	(16,087)	1,368	21,348
Increase (decrease) in accrued liabilities	1,077	1,276	(3,648)
(Decrease) increase in other liabilities	1,037	(4,736)	(13,578)
Net cash provided by operating activities	162,734	77,133	74,737
Cash Flows From Investing Activities:
Capital expenditures	(28,325)	(24,994)	(33,789)
Proceeds from the disposition of property, plant and equipment	153	2,767	3,516
Proceeds from the disposition of a subsidiary	146	-	-
Acquisitions, net of cash acquired	(40,515)	(161,406)	-
Sale of Equity Investment	612	-	-
Net cash used in investing activities	(67,929)	(183,633)	(30,273)

Cash Flows From Financing Activities:
Net borrowings (repayments) under revolving credit facility	4,577	155,911	(31,378)
Borrowings under Receivables Securitization Program	-	9,300	40,700
Repayment of debt	-	(135,000)	-
Proceeds from the issuance of debt	-	150,000	-
Net (disbursements) proceeds from share-based compensation arrangements	(770)	(2,863)	19,895
Acquisition of treasury stock, at cost	(68,055)	(49,982)	(62,056)
Payment of cash dividends	(21,185)	(21,789)	(22,309)
Excess tax benefits related to share-based compensation	479	1,214	3,977
Payment of debt issuance costs	(36)	(823)	(1,889)
Net cash provided by (used in) financing activities	(84,990)	105,968	(53,060)
Effect of exchange rate changes on cash and cash equivalents	(644)	(982)	3
Net change in cash and cash equivalents	9,171	(1,514)	(8,593)
Cash and cash equivalents, beginning of period	20,812	22,326	30,919
Cash and cash equivalents, end of period	$29,983	$20,812	$22,326

* Revised in the third quarter of 2015 for the impact of the changes in accounting principle related to inventory accounting and debt transaction costs.

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent Essendant Inc. (“ESND”) with its wholly owned subsidiary Essendant Co. (“ECO”), and ECO’s subsidiaries (collectively, “Essendant” or the “Company”). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of ESND and its subsidiaries. The Company operates in a single reportable segment as a leading national wholesale distributor of workplace essentials, with net sales of approximately $5.4 billion for the year ended December 31, 2015. The Company stocks over 180,000 items on a national basis. These items include a broad spectrum of janitorial and breakroom supplies, technology products, traditional office products, industrial supplies, and office furniture. The Company sells its products through a national distribution network of 74 distribution centers to its approximately 30,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include independent office products dealers; contract stationers; office products superstores; computer products resellers; office furniture dealers; mass merchandisers; mail order companies; sanitary supply, paper and foodservice distributors; drug and grocery store chains; healthcare distributors; e-commerce merchants; oil field, welding supply and industrial/MRO distributors; aftermarket automotive supply distributors and retailers; other independent distributors and end consumers. Many resellers have online capabilities. The Company also operates as an online retailer which sells direct to end consumers.

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

The Company owned a software service provider from 2010 to 2014. The subsidiary’s revenue was generated from the sale of software licenses, delivery of subscription services (including the right to use software and software maintenance services), and professional services. Revenue was recognized when persuasive evidence of an arrangement existed, delivery occurred, the fees were fixed and determinable, and collection was considered probable. If collection was not considered probable, the Company recognized revenue when the fees were collected. If fees were not fixed and determinable, the Company recognized revenues when the fees became due from the customer. This entity was sold in 2014 and, therefore, the Company no longer had such contracts beginning in 2015.

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Accrued customer rebates were $63.6 million and $63.2 million as of December 31, 2015 and 2014, respectively, and are included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

Share-Based Compensation

At December 31, 2015, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. See Note 5 “Share-Based Compensation” to the Consolidated Financial Statements for more information.

Cash Equivalents

An unfunded check balance (payments in-transit) exists for the Company’s primary disbursement accounts. Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2015, and 2014, outstanding checks totaling $46.0 million and $62.1 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

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

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Receivables related to supplier allowances totaled $111.0 million and $124.4 million as of December 31, 2015 and 2014, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

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

Inventories

During the third quarter of 2015, the Company elected a change in accounting principle for the valuation method of certain inventories. This change required a retrospective application to all periods presented.  See Note 3, “Change in Accounting Principles,” for further details.  Approximately 98.4% and 97.0% of total inventory as of December 31, 2015 and 2014, respectively has been valued under the last-in, first-out (“LIFO”) accounting method. LIFO results in a better matching of costs and revenues. The remaining inventory, which is not domestic, is valued under the first-in, first-out (“FIFO”) accounting method. Inventory valued under the FIFO and LIFO accounting methods is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $147.8 million (includes $1.6  million LIFO reserve related to Nestor acquired in 2015) and $139.5 million higher than reported as of December 31, 2015 and December 31, 2014, respectively. The annual change in the LIFO reserve as of December 31, 2015, December 31, 2014 and December 31, 2013 resulted in an $8.3 million increase, an $17.4 million increase and an $6.2 million increase, respectively, in cost of goods sold.

The change in the LIFO reserve in 2015 included a LIFO liquidation relating to decrements in three of the Company’s thirteen LIFO pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $1.1 million which was more than offset by LIFO expense of $7.8 million related to current inflation for an overall net increase in cost of sales of $6.7 million.

The change in the LIFO reserve in 2014 included a LIFO liquidation relating to decrements in three of the Company’s seven LIFO pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $0.9 million which was more than offset by LIFO expense of $18.3 million related to current inflation for an overall net increase in cost of sales of $17.4 million.

The change in the LIFO reserve in 2013 included a LIFO liquidation relating to a decrement in one of the Company’s five LIFO pools. This decrement resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $0.3 million which was more than offset by LIFO expense of $6.5 million related to current inflation for an overall net increase in cost of sales of $6.2 million.

The Company also records adjustments to inventory for shrinkage. Inventory that is obsolete, damaged, defective or slow moving is recorded at the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available. The Company charges certain warehousing and administrative expenses to inventory each period with $46.1 million, $44.7 million, and $43.0 million remaining in inventory as of December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

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

	As of December 31,
	2015	2014
Capitalized software development costs	$98,873	$91,624
Accumulated amortization	(73,723)	(65,951)
Net capitalized software development costs	$25,150	$25,673

Goodwill and Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or whenever events or circumstances indicate impairment may have occurred. See Note 6 “Goodwill and Intangible Assets” to the Consolidated Financial Statements.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of the term of the lease or the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2015, any capital leases to which the Company is a party are immaterial to the Company’s financial statements.

Pension Benefits

Calculating the Company’s obligations and expenses related to its pension requires selection and use of certain actuarial assumptions. As more fully discussed in Note 13 to the Consolidated Financial Statements, these actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and life expectancy of plan participants. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense for 2015 was $5.4 million, compared to $3.6 million and $4.5 million in 2014 and 2013, respectively.

Derivative Financial Instruments

The Company’s risk management policies allow for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure subject to the management, direction and control of its financial officers. Risk management practices, including the use of all derivative financial instruments, are presented to the Board of Directors for approval. The policies do not allow such derivative financial instruments to be used for speculative purposes.

All derivatives are recognized on the balance sheet date at their fair value. See Note 19, “Derivative Financial Instruments” for further detail.

The Company’s interest rate swap is classified as a cash flow hedge in accordance with accounting guidance on derivative instruments and hedging activities as it is hedging the variability of cash flow to be paid by the Company. The Company uses foreign currency exchange contracts to hedge certain of its foreign exchange rate exposures related to inventory purchases, and classifies the designation contracts as cash flow hedges. Changes in the fair value are recorded in other comprehensive income, net of tax, until earnings are affected by the forecasted transaction or the variability of cash flow, and then are reported in current earnings.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the accounting guidance for income taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities. A provision has not been made for deferred U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries as these earnings have historically been permanently invested except to the extent a liability was recorded in purchase accounting for the undistributed earnings of the foreign subsidiaries of O.K.I. Supply Co. as of the date of the acquisition. It is not practicable to determine the amount of unrecognized deferred tax liability for such unremitted foreign earnings.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions included a $11.1 million loss related to the sale of the Mexican subsidiary in 2015.

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, and early adoption is permitted. The Company has elected to early adopt the guidance as of December 31, 2015 and the impact of adoption was not material to the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, that provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. This standard will be effective for annual periods beginning after December 15, 2015, and early application is permitted. The Company does not expect the impact of adoption to be material to its consolidated financial statements.

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

3. Change in Accounting Principles

Change in Method of Accounting for Inventory Valuation

In the third quarter of 2015, the Company changed its method of inventory costing for certain inventory in its Business and Facility Essentials (formerly separately known as Supply and Lagasse) operating segment to the LIFO method from the FIFO accounting method.  Prior to the change, the Business and Facility Essentials operating segment was comprised of two separate legal entities that each utilized different methods of inventory costing: LIFO for inventories related to Business Essentials which is comprised mainly of office product and breakroom categories and FIFO for inventories related to Facility Essentials which consists of the janitorial product category. The Company believes that the LIFO method is preferable because i) the Company is executing an initiative to combine the office products and janitorial categories onto a single information technology and operating platform, ii) it allows for consistency in financial reporting (all domestic inventories will now be on LIFO), and iii) it allows for better matching of costs and revenues as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold. The change has been reported through retrospective application of the new accounting policy to all periods presented. The impact of the change in the method of inventory costing for certain inventory to the third quarter 2015 was a $4.2 million decrease to cost of goods sold, $2.3 million increase to net income, and $0.06 increase in basic and diluted EPS.

Change in Method of Accounting for Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs which amends the FASB Accounting Standards Codification (ASC) subtopic 835-30 Interest-Imputation of Interest.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The Company has elected to early adopt the guidance as of September 30, 2015 and has retrospectively applied the changes to all periods presented.

(dollars in thousands)	Years Ended December 31,
	2014			2013
	Previous Method	As Reported	Effect of Change	Previous Method	As Reported	Effect of Change
Consolidated Statement of Income
Cost of goods sold(A)	$4,516,704	$4,524,676	$7,972	$4,295,715	$4,297,952	$2,237
Gross profit(A)	810,501	802,529	(7,972)	789,578	787,341	(2,237)
Warehousing, marketing, and administrative expenses(A)	592,050	595,673	3,623	579,245	578,958	(287)
Income before income taxes(A)	194,483	182,888	(11,595)	197,510	195,560	(1,950)
Income tax expense(A)	75,285	70,773	(4,512)	74,340	73,507	(833)
Net income(A)	119,198	112,115	(7,083)	123,170	122,053	(1,117)
Net income per share(A)
Basic(A)	$3.08	$2.90	$(0.18)	$3.11	$3.08	$(0.03)
Diluted(A)	$3.05	$2.87	$(0.18)	$3.06	$3.03	$(0.03)

Consolidated Statement of Comprehensive Income
Net income(A)	$119,198	$112,115	$(7,083)	$123,170	$122,053	$(1,117)
Comprehensive income(A)	96,295	89,212	(7,083)	137,047	135,930	(1,117)

Consolidated Statement of Financial Position
Inventories(A)	$926,809	$906,430	$(20,379)	$830,295	$821,511	$(8,784)
Other current assets(A)	30,042	30,713	671	29,255	29,255	-
Other long-term assets(B)	41,810	38,669	(3,141)	25,576	22,185	(3,391)
Accrued liabilities(A)	192,792	185,535	(7,257)	191,531	188,115	(3,416)
Long-term debt(B)	713,058	709,917	(3,141)	533,324	529,933	(3,391)
Retained earnings(A)	1,541,675	1,529,224	(12,451)	1,444,238	1,438,870	(5,368)

Consolidated Statement of Cash Flows
Net income(A)	$119,198	$112,115	$(7,083)	$123,170	$122,053	$(1,117)
Deferred income taxes(A)	(6,367)	(10,879)	(4,512)	(3,921)	(4,754)	(833)
Inventories(A)	(30,319)	(18,724)	11,595	(66,627)	(64,677)	1,950
Cash provided by operating activities(A)	77,133	77,133	-	74,737	74,737	-

Consolidated Statement of Shareholders’ Equity
Retained earnings at beginning of year(A)	$1,444,238	$1,438,870	$(5,368)	$1,343,437	$1,339,186	$(4,251)
Retained earnings at end of year(A)	1,541,675	1,529,224	(12,451)	1,444,238	1,438,870	(5,368)

(A) Change related to Inventory Valuation
(B) Change related to Debt Issuance Costs

Change in Method of Accounting for Deferred Taxes

In November 2015, the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes which amends the FASB ASC topic 740 Income Taxes.  This guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has elected to early adopt the guidance as of December 31, 2015 and apply the guidance prospectively, therefore, prior periods were not retrospectively adjusted.

4. Acquisitions and Dispositions

Acquisitions

CPO Commerce, Inc.

On May 30, 2014, Essendant Co. completed the acquisition of CPO Commerce, Inc. (“CPO”), a leading online retailer of brand name power tools and equipment. The acquisition of CPO significantly expanded the Company’s digital resources and capabilities to support resellers as they transition to an increasingly online environment. CPO’s expertise strengthens Essendant’s ability to offer features like improved product content, real-time access to inventory and pricing, digital marketing and merchandising, and an enhanced digital platform.

The purchase price was $37.8 million, including $5.5 million related to the estimated fair value of contingent consideration. The contingent consideration ultimately paid will be determined based on CPO’s sales during a three-year period immediately following the acquisition date, and will be between zero and $10 million. The Company has currently recorded a liability for contingent consideration of $9.2 million. Any changes to the estimated fair value of contingent consideration after the original purchase accounting is completed are recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs. The Company financed the 100% stock acquisition with borrowings under the Company’s available committed bank facilities. Purchase accounting for this transaction was completed as of May 30, 2015.

CPO contributed $119.7 million to the Company’s 2015 net sales. Had the CPO acquisition been completed as of the beginning of 2013, the Company’s unaudited pro forma net sales and net income for the twelve-month periods ending December 31, 2014 and 2013 would not have been materially impacted.

MEDCO

On October 31, 2014, Essendant Co. completed the acquisition of 100% of the capital stock of Liberty Bell Equipment Corp., a United States wholesaler of automotive aftermarket tools and equipment, and its affiliates (collectively, MEDCO) including G2S Equipement de Fabrication et d’Entretien, a Canadian wholesaler. MEDCO advances a key pillar of the Company’s strategy, which is to diversify into channels and categories that leverage the common platform. It also brings expanded categories and services to customers.

The purchase price was $150.4 million, including $4.7 million related to the estimated fair value of contingent consideration.  The contingent consideration ultimately paid will be determined based on MEDCO’s sales and EBITDA during a three-year period immediately following the acquisition date. Additionally, $6.0 million was reserved as a payable upon completion of an eighteen month indemnification period. The final payments related to the contingent consideration will be determined by actual achievement in the earn-out periods and will be between zero and $10 million. The Company has currently recorded a liability for contingent consideration of $5.2 million. Any changes to the estimated fair value of contingent consideration after the original purchase accounting is completed are recorded in “warehousing, marketing and administrative expenses” in the period in which a change occurs. This acquisition was funded through a combination of cash on hand and cash available under the Company’s committed bank facilities. Purchase accounting for this transaction was completed as of October 31, 2015.

MEDCO contributed $274.4 million to the Company’s 2015 net sales. Had the MEDCO acquisition been completed as of the beginning of 2013, the Company’s unaudited pro forma net sales for the years ended December 31, 2014 and 2013 would have been $5.5 billion and $5.3 billion, respectively, and the Company’s unaudited pro forma net income for the years ended December 31, 2014 and 2013 would have been $117.9 million, and $127.9 million, respectively.

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

Nestor contributed $27.3 million to the Company’s 2015 net sales after its acquisition on July 31, 2015. Had the Nestor acquisition been completed as of the beginning of 2013, the Company’s unaudited pro forma net sales and net income for the twelve-month periods ended December 31, 2015, 2014 and 2013 would not have been materially impacted.

The Company has developed preliminary estimates of the fair values of assets acquired and liabilities assumed from the Nestor acquisition for purposes of allocating the purchase prices. The estimate is subject to change as the valuation activities are completed. The fair values of the assets and liabilities acquired in the Nestor acquisition was estimated using various valuation methods including estimated selling prices, market approach, and discounted cash flows using both an income and cost approach. The same methods were used for determining the fair values of the assets and liabilities acquired for the CPO and Medco acquisitions.

Any changes to the preliminary allocations of the purchase prices, some of which may be material, are allocated to residual goodwill.

At December 31, 2015, the allocations of the purchase prices were as follows (amounts in thousands):

	CPO	MEDCO	Nestor
	(Final)	(Final)	(Preliminary)
Purchase price, net of cash acquired	$32,225	$145,873	$39,983

Accounts receivable	(2,956)	(44,815)	(9,230)
Inventories	(13,051)	(55,491)	(10,542)
Other current assets	(269)	(1,299)	(338)
Property, plant and equipment, net	(488)	(4,408)	(1,251)
Other assets	-	(650)	(752)
Intangible assets	(12,800)	(40,000)	(17,700)
Total assets acquired	(29,564)	(146,663)	(39,813)

Accounts payable	16,911	32,383	4,992
Accrued liabilities	2,580	5,542	1,912
Deferred income taxes	3,453	2,167	4,421
Other long-term liabilities	90	52	76
Total liabilities assumed	23,034	40,144	11,401
Goodwill	$25,695	$39,354	$11,571

The purchased identifiable intangible assets were as follows (amounts in thousands):

	CPO (Final)		MEDCO (Final)		Nestor (Preliminary)
	Total	Estimated Life	Total	Estimated Life	Total	Estimated Life
Customer relationships	$5,200	3 years	$37,590	3-15 years	$16,330	13 years
Trademark	7,600	15 years	2,410	1.5-15 years	1,370	2.5-15 years
Total	$12,800		$40,000		$17,700

Agreement with Staples, Inc.

On February 16, 2016, the company announced an agreement to purchase more than $550 million worth of annual contracts with minority and woman-owned office supply resellers and their large corporate and other enterprise customers from Staples, Inc. The transaction is subject to the successful completion of the proposed merger of Staples and Office Depot, as well as other regulatory and customary closing conditions.  Under the terms of the agreement, Essendant will pay Staples approximately $22.5 million.

Disposition of Azerty de Mexico

On September 18, 2015, the Company completed the 100% stock-sale of its subsidiary, Azerty de Mexico, to the local general manager. The sale price was a combination of cash and a seller’s note, totaling $8.7 million. The seller’s note matures in 180 days and requires periodic repayments. As of December 31, 2015 the balance of the note was $0.7 million. When the decision to sell the subsidiary was approved, in accordance with Accounting Standards Codification (ASC) 360-10-45-9 Property, Plant, and Equipment, Azerty de Mexico met all of the criteria to be classified as a held-for-sale asset disposal group. In accordance with ASC 350-20-40, Intangibles – Goodwill and Other, the Company allocated a proportionate share of the goodwill balance from the office product and janitorial and breakroom supply reporting unit based on the subsidiary’s relative fair value to the reporting unit and performed an impairment test for the allocated goodwill utilizing the cost approach to value the subsidiary. Based upon the impairment test, the $3.3 million of goodwill allocated to the subsidiary was determined to be fully impaired.  Additionally, in conjunction with classifying the subsidiary as a held-for-sale asset disposal group, the Company revalued the subsidiary to fair value using the cost-approach method less the estimated cost to sell. The carrying value of the disposal group, including a $10.1 million cumulative foreign currency translation adjustment, was then compared to the fair value less the estimated cost to sell, resulting in a pre-tax impairment loss of $10.1 million. The goodwill impairment of $3.3 million, the held-for-sale impairment of $10.1 million, the additional costs to sell of $3.6 million were recorded in 2015 within “warehousing, marketing and administrative expenses. The loss recorded upon the disposition of Azerty de Mexico was $1.5 million. The pre-tax loss, excluding the foreign currency translation adjustment noted above, attributable to Azerty de Mexico was $5.2 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

Disposition of MBS Dev

On December 16, 2014, the Company sold MBS Dev, as subsidiary focused on software solutions for distribution companies. In conjunction with this sale, the Company recognized an $8.2 million loss on the disposition of the business. This consisted of a $9.0 million goodwill impairment and an $0.8 million gain on the disposal. See Note 6 “Goodwill and Intangible Assets” for further detail.

5. Share-Based Compensation

Overview

As of December 31, 2015, the Company has two active equity compensation plans. A description of these plans is as follows:

Nonemployee Directors’ Deferred Stock Compensation Plan

Pursuant to the Essendant Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For each of the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense of $0.1 million. As of December 31, 2015, 2014 and 2013 the accumulated number of stock units outstanding under this plan was 41,051; 43,082; and 56,737; respectively.

2015 Long-Term Incentive Plan (“LTIP”)

In May 2015, the Company’s shareholders approved the LTIP to, among other things, attract and retain managerial talent, further align the interest of key associates to those of the Company’s stockholders and provide competitive compensation to key associates. Award vehicles include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”) and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the LTIP, except that non-employee directors may not be granted stock options.

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Pre-tax expense	$7,895	$8,195	$10,808
Tax effect	(3,000)	(3,114)	(4,108)
After tax expense	$4,895	$5,081	$6,700
Denominator:
Denominator for basic shares—Weighted average shares	37,457	38,705	39,650
Denominator for diluted shares—Adjusted weighted average shares and the effect of dilutive securities	37,457	39,130	40,236
Net expense per share:
Net expense per share—basic	$0.13	$0.13	$0.17
Net expense per share—diluted	$0.13	$0.13	$0.17

The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the applicable periods listed below:

	As of December 31,		Year ended December 31,
	Outstanding	Exercisable	Exercised
2015	$1,253	$1,253	$902
2014	6,092	4,543	537
2013	9,897	6,262	13,676

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below:

	As of December 31,	Year ended December 31,
	Outstanding	Vested
2015	$34,981	$8,159
2014	45,928	10,976
2013	47,780	12,414

The aggregate intrinsic values summarized in the tables above are based on the closing sale price per share for the Company’s Common Stock on the last day of trading in each year which was $32.51, $42.16, and $45.89 per share for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, the aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of the last day of trading in each year.

Stock Options

The fair value of option awards and modifications to option awards is estimated on the date of grant or modification using a Black-Scholes option valuation model that uses various assumptions including the expected stock price volatility, risk-free interest rate, and expected life of the option. The expected term of options granted is derived from the historical forfeiture and exercise behavior and represents the period of time that options granted are expected to be outstanding. The expected volatility of the price of the underlying shares is implied based on historical volatility of the Company’s common stock. The expected dividends were based on the current dividend yield of the Company’s stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock options granted in 2015. The assumptions used for 2014 are shown in the following table.

2014
Weighted average expected term	5.6
Expected volatility	39.12%
Weighted average volatility	39.12%
Weighted average expected dividends	1.24%
Risk-free rate	1.75%

Stock options granted in 2014 vest at the end of 2.25 years, and have a term of 10 years. Previously issued stock options generally vested in annual increments over three years and have a term of 10 years. Compensation costs for all stock options are recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. As of December 31, 2015, there was $0.5 million of unrecognized compensation cost related to stock option awards granted. The cost is expected to be recognized over a weighted-average period of 0.25 years. In 2015, there were no stock options granted. In 2014 and 2013, there were 5,538 and 585,189 stock options granted, respectively.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the last three years:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2015	Price	2014	Price	2013	Price
Options outstanding—January 1	727,378	$33.81	812,160	$33.70	1,371,850	$24.86
Granted	-	-	5,538	45.89	585,189	38.71
Exercised	(77,918)	24.11	(32,610)	24.43	(1,065,920)	24.69
Cancelled	(200,773)	38.71	(57,710)	38.74	(78,959)	38.69
Options outstanding—December 31	448,687	$33.31	727,378	$33.81	812,160	$33.70
Number of options exercisable	195,402	$26.11	273,320	$25.54	305,930	$25.42

The following table summarizes outstanding and exercisable options granted under the Company’s equity compensation plans as of December 31, 2015:

		Remaining
		Contractual
Exercise Prices	Outstanding	Life (Years)	Exercisable
20.00 - 25.00	103,280	0.6	103,280
25.01 - 30.00	89,876	1.4	89,876
30.01 - 35.00	2,246	1.4	2,246
35.01 - 40.00	247,747	7.3	-
40.01 - 50.00	5,538	8.0	-
Total	448,687	4.5	195,402

Restricted Stock and Restricted Stock Units

The Company granted 462,697 shares of restricted stock and 162,092 restricted stock units (“RSUs”) during 2015. During 2014, the Company granted 253,042 shares of restricted stock and 176,717 RSUs. During 2013, the Company granted 181,916 shares of restricted stock and 166,348 RSUs. The majority of the RSUs granted in 2015 vest in 2018 and the majority of the RSUs granted in 2014 and 2013 vest in three annual installments based on the terms of the agreements, to the extent earned based on the Company’s cumulative net income, cumulative working capital efficiency or economic profit performance against target economic profit goals. The performance-based RSUs granted in 2015, 2014, and 2013 have a minimum and maximum payout of zero to 200%. Included in the 2015, 2014, and 2013 grants were 333,268, 271,594, and 194,517 shares of restricted stock and RSUs granted to employees who were not executive officers, as of December 31, 2015, 2014 and 2013, respectively. In addition, there were 30,778, 20,664, and 23,898 shares of restricted stock and RSUs granted to non-employee directors during the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, there were also 260,743, 137,501, and 129,849 shares of restricted stock and RSUs granted to executive officers, respectively. The restricted stock granted to executive officers vests with respect to each officer in annual increments over three years, provided that the officer is still employed as of the anniversary date of the grant, and the Company’s cumulative diluted earnings per share for the four calendar quarters immediately preceding the vesting date exceed $0.50 per diluted share as defined in the officers’ restricted stock agreement. As of December 31, 2015, there was $16.9 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs granted. The cost is expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes restricted stock and RSU transactions for the last three years.

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted Stock and RSUs	2015	Fair Value	2014	Fair Value	2013	Fair Value
Nonvested—January 1	1,089,374	$31.23	1,041,189	$31.24	1,297,906	$28.61
Granted	624,789	36.79	429,759	40.52	348,264	38.28
Vested	(212,537)	33.94	(237,739)	41.59	(323,159)	37.02
Cancelled	(425,626)	34.58	(143,835)	34.04	(281,822)	30.04
Nonvested—December 31	1,076,000	$36.13	1,089,374	$31.23	1,041,189	$31.24

6. Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 1, as well as between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. All four reporting units were evaluated for impairment using the market based and/or the discounted cash flow approach to determine fair value. At the Company’s annual impairment test date of October 1, 2015, the Company concluded for three of the four reporting units that goodwill was not impaired as prescribed by related accounting guidance.

During the 2015 annual impairment test, it was determined that the fair value of the ORS Industrial reporting unit was below its carrying value. The fair value of the business was impacted by the macroeconomic environment in the oilfield and energy sectors that is now projected to have a long-term downturn, causing a change in strategic direction for ORS Industrial. ORS Industrial, under new leadership, plans to diversify its offerings to lessen dependencies on the oilfield and energy sectors by revising its merchandising and sales strategy.

The determination of fair value for the reporting unit was based on a combination of prices of comparable businesses and historic and forecasted future discounted cash flows. The amount of the goodwill impairment was determined by valuing the entity’s assets and liabilities at fair value and comparing the fair value of the implied goodwill to its carrying value.  Upon completion of this calculation, the carrying amount of the goodwill exceeded the implied fair value resulting in a goodwill impairment of $113.8 million.

In addition, as part of this strategic review, the Company determined a portion of its inventory would no longer be offered and, therefore, is obsolete as of December 31, 2015.  This determination resulted in an additional reserve of $4.9 million.

Impairment losses are reported in warehousing, marketing, and administrative expenses and inventory reserve is a component of cost of goods sold on the Company’s Consolidated Statement of Operations.

In connection with the sale of Azerty de Mexico in 2015, the Company performed an impairment test and determined that $3.3 million of goodwill allocated to the subsidiary was fully impaired. See Note 4, “Acquisitions and Dispositions,” for further detail.

At the Company’s annual impairment test date of October 1, 2014, the Company concluded for four out of five reporting units that goodwill was not impaired. Prior to the completion of the 2014 annual goodwill impairment test for MBS Dev, the Company began negotiating the sale of MBS Dev with third parties and concluded that this change in strategy for MBS Dev was an interim indicator of impairment that necessitated an interim test for goodwill impairment. The Company completed a goodwill impairment test as of the date the assets were classified as held for sale, and used a market approach to determine the fair value of the MBS Dev reporting unit. The fair value of the MBS Dev reporting unit did not exceed its carrying value, requiring the Company to determine the amount of goodwill impairment loss by valuing the entity’s assets and liabilities at fair value and comparing the fair value of the implied goodwill to the carrying value of goodwill. Upon completion of this calculation, the carrying amount of the goodwill exceeded the implied fair value of that goodwill, resulting in a goodwill impairment of $9.0 million. The goodwill impairment was partially offset by the fair value of the consideration received for MBS Dev being in excess of the carrying value, leading to a total loss on disposition of MBS Dev of $8.2 million.  The recognized and unrecognized intangible assets were valued using the cost method and relief from royalty approach using estimates of forecasted future revenues.

Indefinite lived intangible assets are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the testing completed in 2015, the carrying amount of certain indefinite lived intangible assets of ORS Industrial exceeded the implied fair value, resulting in an impairment totaling $2.1 million. The recognized and unrecognized intangible assets were valued using the excess earnings method, cost method and relief from royalty approach using forecasted future revenues.

In the first quarter of 2015, the Company recorded a pre-tax non-cash impairment charge of $10.2 million to write-down the trademarks of ORS Industrial and certain OKI brands to their fair value related to the corporate name change that was approved in February 2015 and effective June 1, 2015. The Company utilized the discounted cash flow method to determine the fair value of these trademarks based upon management’s current forecasted future revenues from the trademarks. These trademarks were fully amortized as of December 31, 2015.

As of December 31, 2015 and 2014, the Company’s Consolidated Balance Sheets reflected $299.4 million and $398.0 million of goodwill, and $96.4 million and $112.0 million in net intangible assets, respectively.

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2014	$398,042
Impairment	(117,094)
Purchase accounting adjustments	9,427
Acquisition	11,571
Currency translation adjustment	(2,591)
Goodwill, balance as of December 31, 2015	$299,355

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of acquisitions. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during 2015 or 2014. Amortization of intangible assets purchased as part of acquisitions totaled $13.4 million, $8.6 million, and $7.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accumulated amortization of intangible assets as of December 31, 2015 and 2014 totaled $59.9 million and $45.2 million, respectively.

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	December 31, 2015				December 31, 2014
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$137,938	$(51,357)	$86,581	16	$125,761	$(41,123)	$84,638	16
Non-compete agreements	4,644	(4,260)	384	4	4,672	(2,364)	2,308	4
Trademarks	13,688	(4,240)	9,448	14	14,428	(1,716)	12,712	13
Total	$156,270	$(59,857)	$96,413		$144,861	$(45,203)	$99,658
Intangible assets not subject to amortization
Trademarks	-	-	-	n/a	12,300	-	12,300	n/a
Total	$156,270	$(59,857)	$96,413		$157,161	$(45,203)	$111,958

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets (in thousands):

Year	Amounts
2016	$12,281
2017	10,811
2018	8,081
2019	6,963
2020	6,960

7. Severance and Restructuring Charges

Commencing in the first quarter of 2015, the Company began certain restructuring actions which included workforce reduction and facility closures. For the quarter and year ended December 31, 2015, the Company recorded $1.0 million and $2.5 million, respectively, of pre-tax expense relating to facility consolidations. During the first quarter of 2015, the Company recorded a $6.0 million pre-tax charge relating to a workforce reduction, and reversed $0.7 million of this charge during the fourth quarter of 2015. These charges were included in “warehousing, marketing and administrative expenses.” Cash outflows for these actions occurred primarily in 2015 and were approximately $0.4 million and $3.4 million in the quarter and year ended December 31, 2015. As of December 31, 2015, the Company has accrued liabilities for these actions of $1.9 million.

In the fourth quarter of 2015 and continuing through the first quarter of 2016, the Company executed actions to reduce costs through management de-layering in order to achieve broader functional alignment of the organization. The Company recorded an $11.9 million pre-tax charge relating to this workforce reduction. These charges were included in “warehousing, marketing and administrative expenses.” Cash outflows for these actions began in 2015 and will continue into 2016. Cash outlays associated with these charges were approximately $0.8 million in the year ended December 31, 2015. As of December 31, 2015, the Company has accrued liabilities for these actions of $11.1 million.

During the first quarter of 2013, the Company recorded a $14.4 million pre-tax charge related to a workforce reduction and facility closures. These actions were substantially completed in 2013. The pre-tax charge is comprised of certain OKI facility closure expenses of $1.2 million and severance and workforce reduction-related expenses of $13.2 million which were included in operating expenses. Cash outflows for these actions occurred primarily during 2013 and 2014 but continued into 2015. Cash outlays associated with these charges were $0.3 million, $3.9 million, and $8.6 million during 2015, 2014, and 2013, respectively. During 2014 and 2013, the Company reversed a portion of these charges totaling $0.3 million and $1.4 million, respectively. As of December 31, 2015, the Company had no accrued liabilities for these actions and as of December 31, 2014 the Company recorded $0.2 million in accrued liabilities related to workforce reduction charges.

8. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the year ended December 31, 2015 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2014	$(11,923)	$274	$(51,142)	$(62,791)
Other comprehensive (loss) income before reclassifications	(9,075)	(934)	(500)	(10,509)
Amounts reclassified from AOCI	11,132	806	3,771	15,709
Net other comprehensive (loss) income	2,057	(128)	3,271	5,200
AOCI, balance as of December 31, 2015	$(9,866)	$146	$(47,871)	$(57,591)

The following table details the amounts reclassified out of AOCI into the income statement during the twelve-month period ending December 31, 2015:

	Amount Reclassified From AOCI
	For the Twelve Months
	Ended December 31,	Affected Line Item In The Statement
Details About AOCI Components	2015	Where Net Income is Presented
Foreign currency translation adjustments
Disposition of Azerty de Mexico	$11,132	Warehousing, marketing and administrative expenses

Realized and unrealized gains (losses) on cash flow hedges
Gain (loss) on interest rate swap, before tax	$1,309	Interest expense, net
Gain on foreign exchange hedges, before tax	(9)	Cost of goods sold
	(494)	Tax provision
	$806	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$6,158	Warehousing, marketing and administrative expenses
	(2,387)	Tax provision
	3,771	Net of tax
Total reclassifications for the period, net of tax	$15,709

9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units are considered dilutive securities. Stock options to purchase 0.3 million, 0.5 million, and 0.5 million shares of common stock were outstanding at December 31, 2015, 2014, and 2013, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. An additional 0.4 million shares of commons stock outstanding at December 31, 2015 were excluded from the computation of diluted earnings per share due to the net loss. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$(44,342)	$112,115	$122,053
Denominator:
Denominator for basic earnings per share -
weighted average shares	37,457	38,705	39,650
Effect of dilutive securities:
Employee stock options and restricted units	-	425	586
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive
securities	37,457	39,130	40,236
Net income (loss) per share:
Net income (loss) per share - basic	$(1.18)	$2.90	$3.08
Net income (loss) per share - diluted(1)	$(1.18)	$2.87	$3.03
(1)	Diluted earnings per share for the fourth quarter of 2015 under GAAP reflect an adjustment to the basic earnings per share due to net loss.

Common Stock Repurchases

In 2015 and 2014, the Company repurchased 1,822,227 and 1,255,705 shares of ESND’s common stock at an aggregate cost of $67.4 million and $50.6 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. As of December 31, 2015 the Company had $75.0 million remaining on its current Board authorization to repurchase ESND common stock.

During 2015, 2014 and 2013, the Company reissued 362,874, 250,747, and 1,086,502 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

10. Segment Information

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

Based on the factors referenced above, management has determined that the Company has four operating segments, Business and Facility Essentials, ORS Industrial, CPO, and Automotive. Business and Facility Essentials also included operations in Mexico conducted through a ESND subsidiary, Azerty de Mexico, which was consolidated into the operating segment up to the date it was sold in 2015. See Note 4, “Acquisitions and Dispositions”, for further information. ORS Industrial includes operations in Canada and Dubai, UAE.  The Automotive operating segment includes operations in Canada.  For the years ended December 31, 2015, 2014 and 2013, the Company’s net sales from its foreign operations totaled $128.3 million, $151.3 million and $138.2 million, respectively. As of December 31, 2015, 2014, and 2013, long-lived assets of the Company’s foreign operations totaled $32.2 million, $42.5 million, and $13.8 million, respectively.

Management has also concluded that three of the Company’s operating segments (Business and Facility Essentials, ORS Industrial, and Automotive) meet all of the aggregation criteria required by the accounting guidance. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including earnings before interest and taxes, and (5) regulatory environment. This aggregate presentation reflects management’s approach to assessing performance and allocating resources. CPO does not meet the materiality thresholds for reporting individual segments and was combined with the other operating segments.

The Company’s product offerings may be divided into the following primary categories: (1) janitorial and breakroom supplies, including foodservice consumables, safety and security items, and paper and packaging supplies;  (2) technology products such as computer supplies and peripherals; (3) traditional office products, including writing instruments, paper products, organizers and calendars and various office accessories; (4) industrial supplies, including hand and power tools, safety and security supplies, janitorial equipment and supplies, welding products, and automotive aftermarket tools and equipment and (5) office furniture, including desks, filing and storage solutions, seating and systems furniture. In 2015, the Company’s largest supplier was Hewlett-Packard Company which represented approximately 14% of its total purchases. No other supplier accounted for more than 10% of the Company’s total purchases.  For the year ended December 31, 2015, the Company had purchases of $13.8 million and payables of $1.4 million to a buying group in which the Company participates through its equity ownership.

The Company’s customers include independent office products dealers and contract stationers, office products mega-dealers, office products superstores, computer products resellers, office furniture dealers, mass merchandisers, mail order companies, sanitary supply distributors, drug and grocery store chains, e-commerce dealers, other independent distributors and end consumers. The Company had one customer, W.B. Mason Co., Inc., which constituted approximately 12% of its 2015 consolidated net sales. No other single customer accounted for more than 10% of the 2015 consolidated net sales. The following table shows net sales by product category for 2015, 2014 and 2013 (in thousands):

	Years Ended December 31
	2015 (1)	2014 (1)	2013 (1)
Janitorial and breakroom supplies	$1,451,829	$1,435,933	$1,336,182
Technology products	1,365,996	1,450,777	1,462,756
Traditional office products	1,205,845	1,329,028	1,314,456
Industrial supplies	869,019	638,781	517,810
Office furniture	317,494	311,282	311,403
Freight revenue	125,731	121,933	105,567
Other	27,132	39,471	37,119
Total net sales	$5,363,046	$5,327,205	$5,085,293
(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Consolidated Statements of Operations.

11. Debt

ESND is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, ECO, and from borrowings by ECO. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program (each of which are defined below) contain restrictions on the use of cash transferred from ECO to ESND.

Debt consisted of the following amounts (in millions):

	As of	As of
	December 31, 2015	December 31, 2014

2013 Credit Agreement	$368.4	$363.0
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
OKI Mortgage & Capital Lease	0.1	0.9
Transaction Costs	(2.2)	(3.1)
Total	$716.3	$710.8

As of December 31, 2015, 79.0% of the Company’s outstanding debt, excluding capital leases and transaction costs, was priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”). As of December 31, 2015, the overall weighted average effective borrowing rate, excluding the impact of commitment fees, of the Company’s debt was 2.23%. At December 31, 2015, 58.0% of the Company’s debt was unhedged and a 50 basis point movement in interest rates would result in a $2.1 million change in annualized interest expense, on a pre-tax basis, and upon cash flows from operations.

Receivables Securitization Program

The Company’s accounts receivable securitization program (“Receivables Securitization Program” or the “Program”) provides maximum financing of up to $200 million. The parties to the program are ESND, ECO, Essendant Receivables, LLC (“ESR”), and Essendant Financial Services (“EFS”) and PNC Bank, National Association and the Bank of Tokyo – Mitsubishi UFJ, Ltd New York Branch (the “Investors”). The Program is governed by the following agreements:

•	The Amended and Restated Transfer and Administration Agreement among ECO, EFS, ESR, and the Investors;
•	The Receivables Sale Agreement between ECO and EFS;
•	The Receivables Purchase Agreement between EFS and ESR; and
•	The Performance Guaranty executed by ESND in favor of ESR.

Pursuant to the Receivables Sale Agreement, ECO sells to EFS, on an on-going basis, all the customer accounts receivable and related rights originated by ECO. Pursuant to the Receivables Purchase Agreement, EFS sells to ESR, on an on-going basis, all the accounts receivable and related rights purchased from ECO. Pursuant to the Amended and Restated Transfer and Administration Agreement, ESR then sells the receivables and related rights to the Investors. The Program provides for maximum funding available of the lesser of $200 million or the total amount of eligible receivables less excess concentrations and applicable reserves. EFS retains servicing responsibility over the receivables. ESR is a wholly-owned, bankruptcy remote special purpose subsidiary of EFS. The assets of ESR are not available to satisfy the creditors of any other person, including EFS, ECO or ESND, until all amounts outstanding under the Program are repaid and the Program has been terminated.

The receivables sold to the Investors remain on ESND’s Consolidated Balance Sheets, and amounts advanced to ESR by the Investor or any successor Investors are recorded as debt on ESND’s Consolidated Balance Sheets. The cost of such debt is recorded as interest expense on ESND’s Consolidated Statements of Operations. As of December 31, 2015 and 2014, $448.6 million and $360.3 million, respectively, of receivables had been sold to the Investors. As of December 31, 2015, ESR had $200.0 million outstanding under the Program.

Credit Agreement and Other Debt

On November 25, 2013, ESND and ECO, entered into a Note Purchase Agreement (the “2013 Note Purchase Agreement”) with the note purchasers identified therein (collectively, the “Note Purchasers”). Pursuant to the 2013 Note Purchase Agreement, ECO issued and the Note Purchasers purchased an aggregate of $150 million of senior secured notes due January 15, 2021 (the “2014 Notes”). The issuance of the 2014 Notes occurred on January 15, 2014. ECO used the proceeds from the sale of the 2014 Notes to repay the notes previously issued in 2007 and to reduce borrowings under the 2013 Credit Agreement, which is described below. Interest on the 2014 Notes is payable semi-annually at a rate per annum equal to 3.75%. At the time ECO priced the 2014 Notes, ECO terminated the June 2013 Swap Transaction (as described in Note 19 “Derivative Financial Instruments”). After giving effect to the impact of terminating the June 2013 Swap Transaction, the effective per annum interest rate on the 2014 Notes is 3.66%. The full principal amount of the 2014 Notes matures on January 15, 2021. If ECO elects to prepay some or all of the 2014 Notes prior to January 15, 2021, ECO will be obligated to pay a make-whole amount calculated as set forth in the Agreement.

On July 8, 2013, the Company and ECO entered into a Fourth Amended and Restated Five-Year Revolving Credit Agreement (the “2013 Credit Agreement”) with JPMorgan Chase Bank, National Association, as Agent, and the lenders identified therein. The 2013 Credit Agreement extended the maturity date of the loan agreement to July 6, 2018.

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

The 2013 Credit Agreement provides for a revolving credit facility with an aggregate committed principal amount of $700 million. The 2013 Credit Agreement also provides for the issuance of letters of credit. The Company had outstanding letters of credit of $11.6 million under the 2013 Credit Agreement as of December 31, 2015. Subject to the terms and conditions of the 2013 Credit Agreement, ECO may seek additional commitments to increase the aggregate committed principal amount to a total amount of $1.05 billion.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. As of December 31, 2015, the applicable margin for LIBOR-based loans was 1.75% and for Alternate Base Rate loans was 0.75%. In addition, ECO is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

Subject to the terms and conditions of the 2013 Credit Agreement, ECO is permitted to incur up to $300 million of indebtedness in addition to borrowings under the 2013 Credit Agreement plus up to $200 million under the Company’s Receivables Securitization Program and up to $150 million in replacement or refinancing of the 2013 Note Purchase Agreement.

ECO has entered into several interest rate swap transactions to mitigate its floating rate risk on a portion of its total long-term debt. See Note 19, “Derivative Financial Instruments”, for further details on these swap transactions and their accounting treatment.

Obligations of ECO under the 2013 Credit Agreement and the 2014 Notes are guaranteed by ESND and certain of ECO’s domestic subsidiaries. ECO’s obligations under these agreements and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets other than real property and certain accounts receivable already collateralized as part of the Receivables Securitization Program.

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

The 2013 Credit Agreement, the 2014 Notes, and the Amended and Restated Transfer and Administration Agreement contain additional representations and warranties, covenants and events of default that are customary for these types of agreements. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Amended and Restated Transfer and Administration Agreement contain cross-default provisions. As a result, if a termination event occurs under any of those agreements, the lenders under all of the agreements may cease to make additional loans, accelerate any loans then outstanding and/or terminate the agreements to which they are party.

Debt maturities as of December 31, 2015, were as follows (in millions):

Year	Amount
2018	$568.4
2021	150.0
Total	$718.4

12. Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2015 having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Operating
Year	Leases
2016	$48,770
2017	45,665
2018	36,167
2019	32,271
2020	23,657
Thereafter	61,705
Total required lease payments	$248,235

Operating lease expense was approximately $48.4 million, $45.1 million, and $46.3 million in 2015, 2014 and 2013, respectively.

13. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2015, the Company has pension plans covering approximately 2,400 of its active associates. Non-contributory plans covering non-union associates provide pension benefits that are based on years of credited service and a percentage of annual compensation. Beginning in 2009, benefits were frozen in the plans covering non-union employees. Non-contributory plans covering union members generally provide benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31 as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

The following table sets forth the plans’ changes in Projected Benefit Obligation for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Benefit obligation at beginning of year	$224,086	$183,069
Service cost—benefit earned during the period	1,495	1,069
Interest cost on projected benefit obligation	8,997	8,960
Union plan amendments	-	1,736
Actuarial (gain) loss	(16,846)	35,054
Benefits paid	(6,343)	(5,802)
Benefit obligation at end of year	$211,389	$224,086

The accumulated benefit obligation for the plan as of December 31, 2015 totaled $211.4 million.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans’ assets for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Fair value of plan assets at beginning of year	$173,771	$162,250
Actual return on plan assets	(6,451)	15,323
Company contributions	2,000	2,000
Benefits paid	(6,343)	(5,802)
Fair value of plan assets at end of year	$162,977	$173,771

The Company’s pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2015 and 2014, by asset category are as follows:

Asset Category	2015	2014
Cash	0.4%	1.1%
Equity securities	37.8%	29.6%
Fixed income	40.5%	45.4%
Real assets	10.8%	13.6%
Hedge funds	10.5%	10.3%
Total	100.0%	100.0%

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

The Company’s defined benefit plan assets are measured at fair value on a recurring basis and are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. The target allocations for the non-union plan assets are 45.0% fixed income, 36.0% equity securities, 9.0% real assets, and 10.0% hedge funds. The target allocations for the union plan assets are 16.0% fixed income, 61.0% equity securities, 12.0% real assets and 10.0% hedge funds. Equity securities include investments in large cap and small cap corporations located in the U.S. and a mix of both international and emerging market corporations. Fixed income securities include investment grade bonds and U.S. treasuries. Other types of investments include commodity futures, real estate investment trusts (REITs) and hedge funds.

Fair values for equity and fixed income securities are primarily based on valuations for identical instruments in active markets.

The fair values of the Company’s pension plan assets at December 31, 2015 and 2014 by asset category are as follows:

Fair Value Measurements at

December 31, 2015 (in thousands)

			Quoted Prices In	Significant	Significant
			Active Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs
Asset Category		Total	(Level 1)	(Level 2)	(Level 3)
Cash		$655	$655	$-	$-
Equity Securities
U.S. Large Cap	(a)	23,072	$23,072	-	-
International	(b)	18,211	18,211	-	-
Emerging Markets	(c)	13,127	13,127	-	-
U.S. Small Cap	(d)	7,256	7,256	-	-
Fixed Income
U.S. Fixed Income	(e)	59,517	59,517	-	-
U.S. Inflation Protected Bonds	(f)	1,236	1,236
High Yield Bonds	(g)	2,295	2,295
International Fixed Income	(h)	2,900	2,900
Real Assets
Domestic Real Estate	(i)	10,464	10,464	-	-
Commodities	(j)	7,089	7,089	-	-
Hedge Funds
Hedge Funds	(k)	17,155	-	17,155	-
Total		$162,977	$145,822	$17,155	$-
(a)	A daily valued mutual fund investment. The fund invests in publically traded, large capitalization companies domiciled predominantly in the US.
(b)	A daily valued mutual fund investment. This fund invests in common stocks of companies domiciled in developed market countries outside of the U.S.
(c)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled in emerging market countries.
(d)

Three daily mutual fund investments with different investment styles (one core, one value, one growth) that invest in publicly traded small capitalization companies. The majority of holdings are domiciled in the U.S. though the funds may hold international stocks.

(e)

Principally consists of a separately managed fixed income portfolio utilized to match the duration of plan liabilities. This liability-driven investment portfolio is comprised of Treasury securities including STRIPS and zero coupon bonds, as well as high quality corporate bonds. Also includes a daily valued mutual fund that invests in publically traded U.S. government, asset-backed, mortgage-backed and corporate fixed-income securities.

(f)

A daily valued mutual fund investment. The fund invests in publically traded bonds backed by the full faith and credit of the federal government and whose principal is adjusted quarterly based on inflation.

(g)	A daily valued mutual fund investment. The fund invests in publically traded, higher-quality (top-tier BB and B rated) corporate high yield bonds.
(h)	A daily valued mutual fund investment. The fund invests in publically traded bonds of governments, agencies and companies domiciled in countries outside of the U.S.
(i)

A daily valued mutual fund investment. The fund invests in publically traded Real Estate Investment Trusts. This is an index mutual fund that tracks the Morgan Stanley REIT Index. The fund normally invests at least 98% of assets that are included in the Morgan Stanley REIT Index.

(j)

A daily valued mutual fund investment. This fund combines a commodities position, typically through swap agreements, with a portfolio of inflation indexed bonds and other fixed income securities. The commodities position is constructed to track the performance of the Bloomberg Commodity Index.

(k)

Two separately managed funds of hedge funds. These funds seek attractive risk-adjusted returns through investments in a well-diversified group of managers that employ a variety of unique investment strategies. They target low volatility and low correlation to traditional asset classes. These funds may allocate their assets among a select group of non-traditional portfolio managers that invest or trade in a wide range of securities and other instruments.

Fair Value Measurements at

December 31, 2014 (in thousands)

			Quoted Prices In	Significant	Significant
			Active Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs
Asset Category		Total	(Level 1)	(Level 2)	(Level 3)
Cash		$1,831	$1,831	$-	$-
Equity Securities
U.S. Large Cap	(a)	18,612	18,612	-	-
International	(b)	16,791	16,791	-	-
Emerging Markets	(c)	9,653	9,653	-	-
U.S. Small Value Fund	(d)	5,274	5,274	-	-
U.S. Small Growth Fund	(e)	1,123	1,123	-	-
Fixed Income
U.S. Fixed Income	(f)	78,886	78,886	-	-
Real Assets
Domestic Real Estate	(g)	13,870	13,870	-	-
Commodities	(h)	9,789	9,789	-	-
Hedge Funds
Hedge Funds	(i)	17,941	-	17,941	-
Total		$173,770	$155,829	$17,941	$-

(a)	A separately managed, diversified portfolio consisting of publically traded large cap stocks. The portfolio is predominately comprised of U.S. companies but may also hold international company stock.

(b)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled outside the U.S. and includes companies located in emerging market countries.
(c)	A daily valued mutual fund investment. The fund invests in publically traded companies domiciled in emerging market countries.

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

(g)

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

Plan Funded Status

The following table sets forth the plans’ funded status as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Funded status of the plan	$(48,412)	$(50,316)
Unrecognized prior service cost	2,869	3,166
Unrecognized net actuarial loss	74,461	79,502
Net amount recognized	$28,918	$32,352

Amounts Recognized in Consolidated Balance Sheets

	2015	2014
Accrued benefit liability	$(48,412)	$(50,316)
Accumulated other comprehensive income	77,330	82,668
Net amount recognized	$28,918	$32,352

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 for pension and supplemental benefit plans includes the following components (in thousands):

	Pension Benefits
	For the Years Ended December 31,
	2015	2014	2013
Service cost - benefit earned during the period	$1,495	$1,069	$1,479
Interest cost on projected benefit obligation	8,997	8,960	8,379
Expected return on plan assets	(11,217)	(10,286)	(11,338)
Amortization of prior service cost	296	182	192
Amortization of actuarial loss	5,862	3,674	5,741
Net periodic pension cost	$5,433	$3,599	$4,453

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2016 are approximately $5.7 million and $0.3 million, respectively.

Assumptions Used

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets:

	2015	2014	2013
Pension plan assumptions:
Assumed discount rate, general	4.52%	4.09%	4.95%
Assumed discount rate, union	4.55%	4.16%	5.10%
Expected long-term rate of return on plan assets, general	6.50%	6.30%	7.30%
Expected long-term rate of return on plan assets, union	6.30%	7.30%	7.75%

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

Contributions

In December 2015, the Company’s Board of Directors approved cash contributions to the Company’s pension plans. In January 2016, a cash contribution of $3 million was made to the Essendant Union Employee Pension Plan and $7 million was made to the Essendant Pension Plan. Additional fundings, if any, for 2016 have not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company’s pension plans, excluding the impact of future lump sum offerings, are as follows (in thousands):

Amounts
2016	$8,814
2017	8,217
2018	8,072
2019	9,089
2020	10,096
2021-2025	56,163

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. Company contributions to match associates’ contributions were approximately $5.9 million, $5.5 million and $5.3 million in 2015, 2014 and 2013, respectively.

14. Preferred Stock

ESND’s authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by ESND’s Board of Directors upon issuance. As of December 31, 2015 and 2014, ESND had no preferred stock outstanding and all 15 million shares are classified as undesignated preferred stock.

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Currently Payable
Federal	$67,702	$72,513	$69,519
State	8,387	8,334	8,027
Foreign	1,614	805	715
Total currently payable	77,703	81,652	78,261
Deferred, net
Federal	(20,929)	(9,510)	(4,491)
State	(1,778)	(1,085)	(180)
Foreign	(455)	(284)	(83)
Total deferred, net	(23,162)	(10,879)	(4,754)
Provision for income taxes	$54,541	$70,773	$73,507

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between categories. These changes did not impact the Consolidated Statements of Operations.

The Company’s effective income tax rates for the years ended December 31, 2015, 2014 and 2013 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$3,569	35.0%	$64,011	35.0%	$68,446	35.0%
State and local income taxes—net of federal income tax benefit	374	3.6%	4,362	2.4%	5,141	2.6%
Impairment of goodwill	47,468	465.5%	(4)	0.0%	-	0.0%
Valuation allowances	1,217	11.9%	3,027	1.7%	-	0.0%
Non-deductible and other	1,913	18.8%	(623)	-0.4%	(80)	0.0%
Provision for income taxes	$54,541	534.8%	$70,773	38.7%	$73,507	37.6%

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between categories. These changes did not impact the Consolidated Statements of Operations.

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$14,287	$-	$12,299	$-
Allowance for doubtful accounts	10,355	-	7,218	-
Depreciation and amortization	-	24,362	-	26,816
Intangibles arising from acquisitions	-	25,034	-	22,184
Inventory reserves and adjustments	-	16,086	-	20,164
Pension and post-retirement	14,889	-	18,797	-
Share-based compensation	5,721	-	5,653	-
Income tax credits, capital losses, and net operating losses	14,462	-	12,550	-
Restructuring costs	5,442	-	273	-
Other	1,026	-	842	-
Total Deferred	66,182	65,482	57,632	69,164
Valuation Allowance	(9,189)	-	(7,397)	-
Net Deferred	$56,993	$65,482	$50,235	$69,164
(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications include changes between categories. These changes did not impact the Consolidated Statements of Operations.

In the Consolidated Balance Sheets, for years prior to December 31, 2015, these deferred assets and liabilities were classified on a net basis as current and non-current, based on the classification of the related asset or liability or the expected reversal date of the temporary difference. During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax liability in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Valuation allowances principally relate to federal capital loss carryovers, state tax credits, and net operating losses.  As of December 31, 2015, the Company has capital loss carryforwards of $12.1 million that expire by 2020, state tax credit carryforwards of $9.9 million that expire by 2020, state net operating loss carryforwards of $0.7 million that expire by 2033, and acquired federal net operating losses of $4.6 million that expire by 2031.

Accounting for Uncertainty in Income Taxes

At December 31, 2015, 2014, and 2013, the gross unrecognized tax benefits were $3.4 million, $3.2 million, and $3.1 million, respectively. The following table shows the changes in gross unrecognized tax benefits, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning Balance, January 1	$3,205	$3,108	$3,134
Additions based on tax positions taken during a prior period	1	123	169
Reductions based on tax positions taken during a prior period	(14)	(11)	(5)
Additions based on tax positions taken during the current period	425	382	389
Reductions related to settlement of tax matters	(46)	(70)	(184)
Reductions related to lapses of applicable statutes of limitation	(221)	(327)	(395)
Ending Balance, December 31	$3,350	$3,205	$3,108

The total amount of unrecognized tax benefits as of December 31, 2015, 2014 and 2013 that, if recognized, would affect the effective tax rate are $2.2 million, $2.1 million, and $2.0 million, respectively.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 were $0.1, zero, and zero, respectively. The Consolidated Balance Sheets at December 31, 2015 and 2014 include $0.6 million accrued for the potential payment of interest and penalties.

As of December 31, 2015, the Company’s U.S. Federal income tax returns for 2012 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2008 and subsequent tax years remain subject to examinations by state and local income tax authorities. Although the Company is not currently under examination by the IRS, a number of state and local examinations are currently ongoing. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.0 million.

16. Supplemental Cash Flow Information

In addition to the information provided in the Consolidated Statements of Cash Flows, the following are supplemental disclosures of cash flow information for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31
	2015	2014	2013
Cash Paid During the Year For:
Interest	19,275	12,822	12,385
Income taxes, net	76,330	76,205	79,526

17. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their net carrying values. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	As of December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$29,983	$29,983	$20,812	$20,812
Accounts receivable, net	716,537	716,537	702,527	702,527
Foreign exchange hedge asset	91	91	-	-
Convertible note receivable	-	-	6,775	6,775
Non-convertible note receivable	-	-	2,800	2,800
Accounts payable	531,949	531,949	485,241	485,241
Debt	716,315	716,315	710,768	710,768
Long-term interest rate swap liability	469	469	253	253

The fair value of the foreign exchange hedge is estimated based upon quoted market rates and the fair value of the interest rate swaps is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 19, “Derivative Financial Instruments”, for further information.

The convertible and non-convertible notes disclosed above were part of the consideration received in the sale of MBS Dev in the fourth quarter of 2014.  In 2015, the Company determined that both notes were fully impaired and recorded a pre-tax loss for the carrying amount of these notes. See Note 20 “Fair Value Measurements” for additional information.

18. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	As of December 31,
	2015	2014
Other Long-Term Assets:
Investment in deferred compensation	$5,440	$4,984
Long-term prepaid assets	26,291	19,055
Long-term convertible and non-convertible notes receivable	-	9,575
Long-term income tax asset	3,412	2,881
Other	2,205	2,174
Total other long-term assets	$37,348	$38,669
Other Long-Term Liabilities:
Accrued pension obligation	$48,412	$50,316
Deferred rent	18,948	16,241
Deferred directors compensation	5,453	5,016
Long-term swap liability	469	253
Long-term income tax liability	3,832	3,639
Long-term merger expenses	12,965	17,229
Long-term workers compensation liability	8,039	7,155
Other	3,370	4,545
Total other long-term liabilities	$101,488	$104,394

19. Derivative Financial Instruments

The Company selectively uses derivative financial instruments to reduce its exposure to changes in interest rates and foreign currency exchange rates. Under Company policy, the Company does not enter into derivative financial instruments for trading or speculative purposes. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its debt arrangements. In July 2012, the Company entered into an interest rate swap to convert a portion of the Company’s floating-rate debt to a fixed-rate basis. The fair value is determined by using quoted market forward rates (level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. The changes in fair value of this instrument is reported in AOCI and reclassified into earnings in interest expense in the same periods during which the related interest payments on the hedged debt affect earnings. This swap matures in July 2017. As of December 31, 2015 and 2014, the fair value of the Company's interest rate swap included in the Company’s Consolidated Balance Sheet as a component of “Other long-term liabilities” was $0.5 million and $0.3 million, respectively. Approximately 42% of the Company’s current outstanding debt as of December 31, 2015 is fixed with the issuance of a $150 million Private Placement note and a $150 million interest rate swap.

Under the terms of the July 2012 Swap Transaction, ECO is required to make monthly fixed rate payments to the counterparty calculated based on the notional amount of $150 million at a fixed rate of 1.05%, while the counterparty will be obligated to make monthly floating rate payments to ECO based on the one-month LIBOR on the same referenced notional amount.

The Company’s agreement with its derivative counterparty provides that if an event of default occurs on any Company debt of $25 million or more, the counterparty can terminate the swap agreement. If an event of default had occurred and the counterparty had exercised their early termination right under the outstanding swap transaction as of December 31, 2015, the Company would have been obligated to pay the aggregate fair value net liability of $0.5 million plus accrued interest to the counterparty.

During the third quarter of 2015, the Company implemented a foreign currency cash flow hedge program in order to manage the volatility in exchange rates and the related impacts on the operations of its Canadian subsidiaries. The Company uses foreign currency exchange contracts to hedge certain of its foreign exchange rate exposures related to inventory purchases. The Company has currently hedged approximately 25%, or $2.2 million, of its Canadian subsidiaries’ US dollar denominated inventory purchases for the next two quarters. The fair value of the foreign currency cash flow hedge is determined by using quoted market spot rates (level 2 inputs). The changes in fair value of ASC 815 designated hedges are reported in AOCI and reclassified into earnings in cost of goods sold in the same periods during which the related inventory is sold and affects earnings. As of December 31, 2015, the fair value of these cash flow hedges were included in the Company’s Consolidated Balance Sheet as a component of “Other current assets” totaling $0.1 million.

The hedge transactions described above qualify as cash flow hedges in accordance with accounting guidance on derivative instruments. This guidance requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company does not offset fair value amounts recognized for hedge transactions executed with the same counterparty.

By using such derivative financial instruments, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty to the hedge transaction will fail to perform under the terms of the agreement. The Company attempts to minimize the credit risk in these agreements by only entering into transactions with counterparties the Company determines are creditworthy. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates and foreign currency exchange rates.

The derivative instruments that were in effect as of December 31, 2015 and 2014 contained no ineffectiveness; therefore, all gains or losses on the derivative instruments were reported as a component of other comprehensive income (“OCI”) and reclassified into earnings as “interest expense”  or “cost of goods sold” in the same period or periods during which they affected earnings. The following table depicts the effect of these derivative instruments on the statements of operations and comprehensive income for the years ended December 31, 2015 and 2014.

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	2015	2014		2015	2014
Interest Rate Swap	$1,177	$105	Interest expense, net	$1,309	$625
Foreign Exchange Hedges	147	-	Cost of goods sold	(9)	-

20. Fair Value Measurements

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

	Fair Value Measurements as of December 31, 2015
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange hedge asset	$91	$-	$91	$-
Liabilities
Interest rate swap liability	469	-	469	-

	Fair Value Measurements as of December 31, 2014
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Convertible note receivable	$6,775	$-	$-	$6,775
Non-convertible note receivable	2,800	-	-	2,800
Liabilities
Interest rate swap liability	253	-	253	-
Total	$9,828	$-	$253	$9,575

The carrying amount of accounts receivable at December 31, 2015 and 2014, including $448.6 million and $360.3 million, respectively, of receivables sold under the Current Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

The notes above were obtained as part of the consideration received from the sale of MBS Dev in December 2014. Both have maturity dates of December 16, 2019. The convertible note can be converted into common units of a privately held company at the Company’s discretion. Both notes are carried at fair market value, which is revalued quarterly. The non-convertible promissory note was valued using a discounted cash flow analysis with a rate typical for investments in similar-sized companies.  The convertible subordinated promissory note was additionally valued using an option pricing model. This method values the conversion feature by using the price paid per share by the most recent, third-party investor. During 2015, an allowance was established for these notes, so that their value was fully impaired.

As of December 31, 2015, no assets or liabilities are measured at fair value on a nonrecurring basis.

21.  Legal Matters

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was filed in the United States District Court for the Central District of California on May 1, 2015.  The case is presently stayed.  The other lawsuit was filed in the United States District Court for the Northern District of Illinois on January 14, 2016.  In both lawsuits the plaintiffs filed a motion asking the Court to certify a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company.  Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations.   Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  In each lawsuit, the Company is vigorously contesting class certification and denies that any violations occurred.  Litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures.  Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of pending claims is probable.  However, the amount of any such loss, which could be material, cannot be reasonably estimated because the Company is continuing to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances.

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

22. Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2015:
Net sales	$1,332,375	$1,341,799	$1,391,545	$1,297,327	$5,363,046
Gross profit	200,395	210,119	225,143	200,838	836,495
Net income (loss)(2)	(6,007)	29,834	27,667	(95,836)	(44,342)
Net income (loss) per share—basic	$(0.16)	$0.79	$0.74	$(2.61)	$(1.18)
Net income (loss) per share—diluted(3)	$(0.16)	$0.78	$0.74	$(2.61)	$(1.18)
Year Ended December 31, 2014:
Net sales	$1,254,139	$1,320,037	$1,419,947	$1,333,082	$5,327,205
Gross profit	180,878	195,552	216,701	209,398	802,529
Net income(4)	19,292	30,522	40,231	22,070	112,115
Net income per share—basic	$0.49	$0.79	$1.05	$0.57	$2.90
Net income per share—diluted	$0.49	$0.78	$1.03	$0.57	$2.87

(1) As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.

(2) 2015 results were impacted by:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars in millions)
ORS Industrial inventory obsolescence reserve and impairment of goodwill and intangible assets	$-	$-	$-	$120.7	$120.7
Workforce reduction and facility closure charge	6.4	(0.1)	0.2	12.1	18.6
Intangible asset impairment charge and accelerated amortization related to rebranding	10.5	0.5	0.5	0.5	12.0
Notes receivable impairment	-	-	10.7	-	10.7
Loss on disposition of business	13.6	1.4	2.1	-	17.0

(3) Diluted earnings per share for the fourth quarter of 2015 under GAAP reflect an adjustment to the basic earnings per share due to the net loss.

(4) 2014 results were impacted by a loss on disposition of MBS Dev totaling $8.2 million in the fourth quarter. This loss was not fully recognizable for tax.

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

Changes in Internal Control over Financial Reporting

During the final quarter of 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information about the Company’s executive officers, see “Executive Officers of the Registrant” included as Item 4A of this Annual Report on Form 10-K. In addition, the information contained under the captions “Proposal 1: Election of Directors” and “Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance” in ESND’s Proxy Statement for its 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”) is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee’s composition and the presence of an “audit committee financial expert” is incorporated herein by reference to the information under the captions “Governance and Board Matters—Board Committees—General” and “—Audit Committee” in ESND’s 2015 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in ESND’s 2016 Proxy Statement.

The Company has adopted a code of ethics (its “Code of Business Conduct”) that applies to all directors, officers and associates, including the Company’s CEO, CFO and Controller, and other executive officers identified pursuant to this Item 10. A copy of this Code of Business Conduct is available on the Company’s Web site at www.Essendant.com. The Company intends to disclose any significant amendments to and waivers of its Code of Conduct by posting the required information at this Web site within the required time periods.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Director Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in ESND’s 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners” and “Voting Securities and Principal Holders—Security Ownership of Management” in ESND’s 2015 Proxy Statement. Information relating to securities authorized for issuance under Essendant’s equity plans is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in ESND’s 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in ESND’s 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Proposal 2: Ratification of Selection of Independent Registered Public Accountants—Fee Information” and “—Audit Committee Pre-Approval Policy” in ESND’s 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	26
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	27
	Report of Independent Registered Public Accounting Firm	28
	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	29
	Consolidated Statements of Comprehensive Income (Loss) for the year years ended December 31, 2015, 2014 and 2013	30
	Consolidated Balance Sheets as of December 31, 2015 and 2014	31
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	32
	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	33
	Notes to Consolidated Financial Statements	34
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	73

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under ESND’s file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.18 through 10.38, and each of them is marked with a double asterisk at the end of the related exhibit description.

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of Essendant Inc. (“ESND” or the “Company”), dated as of June 1, 2015 (Exhibit 3.1 to the Form 10-Q, filed on July 23,2015)
3.2	Amended and Restated Bylaws of Essendant Inc., dated as of June 1, 2015 (Exhibit 3.2 to the Form 10-Q, filed on July 23, 2015)
4.1

Note Purchase Agreement, dated as of November 25, 2013, among ESND, Essendant Co. (ECO), and the note purchasers identified therein (the “2013 Note Purchase Agreement”) (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014 (the “2013 Form 10-K”))

4.2	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.3	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
10.1

Amended and Restated Guaranty, dated as of July 8, 2013, executed by ESND and its subsidiaries Essendant Management Services LLC (“EMS”), Essendant Financial Services LLC (“EFS”), Lagasse, LLC (“Lagasse”), Essendant Industrial LLC (“EIN”), MBS Dev, Inc. (“MBS”), Oklahoma Rig, Inc. (“Rig”), Oklahoma Rig & Supply Co. Trans., Inc. (“Trans”), O.K.I. Supply, LLC (“OKI Supply”), O.K.I. Data, Inc. (“OKI Data”), and OKI Middle East Holding Co. (“OKI Holding”) in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for the benefit of the Holders of Secured Obligations (as defined in the Intercreditor Agreement listed in Exhibit 10.3 (Exhibit 10.3 to the Company’s Form 10-Q filed on October 28, 2013)

10.2

Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the Master Note Purchase Agreement, dated as of October 15, 2007, among ESND, ECO and the note purchasers identified therein (Exhibit 10.6 to the Form 10-Q filed on November 7, 2007)

10.3

Joinder, dated as of January 15, 2014, to the Intercreditor Agreement dated as of October 15, 2007, by and between JPMorgan Chase Bank, N.A., as collateral agent, and the holders of the notes issued pursuant to the 2013 Note Purchase Agreement (Exhibit 10.4 to the Company’s 2013 Form 10-K)

10.4

Amended and Restated Pledge and Security Agreement dated as of October 15, 2007, among ESND., ECO, Lagasse, Inc., EMS and EFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.1 to the Form 10-Q filed on August 6, 2010)

10.5

Receivables Sale Agreement, dated as of March 3, 2009, by and between ECO, as Originator, and EFS, as Purchaser (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009 (the “Form 10-Q filed on May 8, 2009”))

10.6	Receivables Purchase Agreement, dated as of March 3, 2009, by and between EFS, as Seller, and Essendant Receivables LLC (“ESR”), as Purchaser (Exhibit 10.5 to the Form 10-Q filed on August 6, 2010)
10.7	Performance Guarantee, dated as of March 3, 2009, among ESND, as Performance Guarantee, and ESR, as Recipient (Exhibit 10.4 to the Form 10-Q filed on May 8, 2009)
10.8

Amended and Restated Transfer and Administration Agreement, dated as of January 18, 2013, between ECO, ESR, EFS, and PNC Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2013)

10.9

Assignment and Assumption and First Amendment to Amended and Restated Transfer and Administration Agreement, dated as of June 14, 2013, by ESR, ECO, EFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10.9 to the 2014 Form 10-K)

10.10

Second Amendment to Amended and Restated Transfer and Administration Agreement, dated as of January 23, 2014, by ESR, ECO, EFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014, filed on April 28, 2014 (the “Form 10-Q filed on April 28, 2014”))

10.11

Third Amendment to Amended and Restated Transfer and Administration Agreement, dated as of July 25, 2014, by ESR, ECO, EFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2013, filed on October 24, 2014 (the “Form 10-Q filed on October 24, 2014”))

10.12

Fourth Amendment to Amended and Restated Transfer and Administration Agreement, dated as of December 4, 2014, among ESR, ECO, EFS, PNC Bank, National Association, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMU”) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 9, 2014)

10.13

Reaffirmation, dated as of July 8, 2013, executed by ESND, USSC, USMS, USFS, Lagasse, ORS, MBS, Rig, Trans, OKI Supply, OKI Data and OKI Holding (Exhibit 10.4 to the Company’ Form 10-Q filed on October 28, 2013)

Exhibit Number	Description
10.14

Fourth Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2013, among ECO, as borrower, ESND, as a loan party, JPMorgan Chase Bank, National Association , as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”) (Exhibit 10.2 to the Company’ Form 10-Q filed on October 28, 2013)

10.15†

First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement, dated as of January 20, 2012, between ECO, ESR, EFS, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2012)

10.16

Second Omnibus Amendment to Transaction Documents, dated as of January 18, 2013, between ECO, ESR, EFS, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2013)

10.17

Third Omnibus Amendment to Transaction Doucments, dated as of July 24, 2015, between ESND, ECO, EFS, ESR and Bank of Tokyo-Mitsubishi JRJ, Ltd. New York Branch and PNC Bank, National Association (Exhibit 10-1 to the Company’s Current Report on From 8-K, filed on July 2 , 2015

10.18

Form of Indemnification Agreement entered into between ESND and (for purposes of one provision) ECO with directors and various executive officers of ESND (Exhibit 10.36 to the Company’s 2001 Form 10-K)**

10.19

Form of Indemnification Agreement entered into by ESND and (for purposes of one provision) ECO with directors and executive officers of ESND (Exhibit 10.7 to the Company’s Form 10-Q filed on November 14, 2002)**

10.20

Form of Indemnification Agreement entered into by ESND and (for purposes of one provision) ECO with executive officers of ESND (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)**

10.21

Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2004 (the “September 3, 2004 Form 8-K”))**

10.22	Form of grant letter used for grants of non-qualified stock options to employees under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the September 3, 2004 Form 8-K)**
10.23	Essendant Inc. Nonemployee Directors’ Deferred Stock Compensation Plan effective January 1, 2009 (Exhibit 10.33 to the 2008 Form 10-K)**
10.24

Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008 (the “Form 10-Q filed on November 7, 2008”))**

10.25	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Exhibit 10.5 to the Form 10-Q filed on November 7, 2008)**
10.26	Essendant Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009 (Exhibit 10.26 to the 2009 Form 10-K)**
10.27	Essendant Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “2004 Long-Term Incentive Plan”) effective as of May 11, 2011 (Appendix A to the 2011 DEF 14-A Proxy Statement)**
10.28	Form of Executive Employment Agreement, effective as of December 31, 2012 (Exhibit 10.45 to the Company’s 2012 Form 10-K)**
10.29	Form of Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Form 10-Q for the quarter filed on April 30, 2013)**
10.30	Form of Restricted Stock Award Agreement with EPS Minimum under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’ Form 10-Q filed on October 28, 2013)**
10.31	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Form 10-Q filed on April 28, 2014)**
10.32	Essendant Inc. Executive Severance Plan (Exhibit 10.2 to the form 10-Q filed on April 28, 2014)**
10.33	Essendant Inc. 2015 Long-Term Incentive Plan (Appendix A to the Company’s 2015 Proxy Statement dated April 8, 2015)**
10.34	Form of Performance Based Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (Exhibit 10.1 to the Form 10-Q, filed on April 23, 2015)**
10.35	Letter Agreement, dated June 4, 2015, by and among ESND, ECO and Robert B. Aiken, Jr. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on Jun 9, 2015)**
10.36	Letter Agreement, dated June 22, 2015, by and among ESND, ECO, EMS and Robert B. Aiken, Jr. (Exhibit 10-1 to the Company’s Current Report on Form 8-K, filed on July 28, 2015)**
10.37	Executive Employment Agreement, dated July 22, 2015, by and among ESND, ECO, EMS and Robert B. Aiken, Jr. (Exhibit 10-1 to the Form 10-Q filed on October 21, 2015)**
10.38*	Letter Agreement, dated November 10, 2015, by and among ESND and Earl C. Shanks**.
10.39

Agreement and Plan of Merger by and among ECO, SW Acquisition Corp. (“Merger Sub”), CPO Commerce, Inc. (“CPO”), certain security holders of CPO (“Principal Holders”) and Capstar Capital, LLC, as representative of the holders of CPO securities (“Representative”) dated May 28, 2014 (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Exhibit 10.1 to the Company’s Form 10-Q filed for the quarter ended June 30, 2014,  filed on July 25, 2014).

Exhibit Number	Description
10.40

Equity Purchase Agreement, dated as of September 10, 2014, by ECO, Richard Bell, Lauren R. Bell, Alison R. Bell Keim, Andrew Keim, Chant Tobi, Donald R. Bernhardt, The Bell Family Trust for Lauren Bell, The Bell Family Trust for Alison (Bell) Keim, 6772731 Canada Inc., and Logistics Resource Group, L.P. (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Exhibit 10.2 to the Form 10-Q filed on October 24, 2014)

21*	Subsidiaries of ESND
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of February 18, 2016, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Robert B. Aiken
31.2*	Certification of Chief Financial Officer, dated as of February 18, 2016, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Earl C. Shanks
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 18, 2016, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by Robert B. Aiken and Earl C. Shanks
101*

The following financial information from Essendant Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on February 18, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operation for the years ended December 31, 2015, 2014, and 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013, (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2015, 2014, and 2013, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements.

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

ESSENDANT INC.

	BY:	/s/ ROBERT B. AIKEN
Robert B. Aiken
President and Chief Executive Officer
(Principal Executive Officer)
Dated: February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ ROBERT B. AIKEN	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 18, 2016
Robert B. Aiken

/s/ EARL C. SHANKS	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2016
Earl Shanks

/s/ Christine S. Ieuter	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2016
Christine S. Ieuter

/s/ Charles K. Crovitz	Chairman of the Board of Directors	February 18, 2016
Charles K. Crovitz

s/ Jean S. Blackwell	Director	February 18, 2016
Jean S. Blackwell

/s/ Roy W. Haley	Director	February 18, 2016
Roy W. Haley

/s/ Susan J. Riley	Director	February 18, 2016
Susan J. Riley

/s/ Alex M. Schmelkin	Director	February 18, 2016
Alex M. Schmelkin

/s/ Stuart A. Taylor, II	Director	February 18, 2016
Stuart A. Taylor, II
/s/ Paul s. Williams	Director	February 18, 2016
Paul S. Williams

/s/ Alex D. Zoghlin	Director	February 18, 2016
Alex D. Zoghlin

SCHEDULE II

ESSENDANT INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Reclassifications(2)	Balance at End of Period
Allowance for doubtful accounts(3):
2015	$19,725	$3,231	$(5,146)	$-	$17,810
2014	20,608	4,898	(5,781)	-	19,725
2013	22,716	4,888	(6,504)	(492)	20,608

(1)—net of any recoveries.

(2)—represents the reclassification of a valuation allowance for customer deductions which also offsets accounts receivable.

(3)—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.