Form 10-Q
period 2016-03-31
ESSENDANT INC
filed 2016-04-20
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

On April 18, 2016, the registrant had outstanding 37,153,988 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	As of March 31,	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$35,430	$29,983
Accounts receivable, less allowance for doubtful accounts of $17,686 in 2016 and $17,810 in 2015	741,625	716,537
Inventories	894,350	922,162
Other current assets	35,153	27,310
Total current assets	1,706,558	1,695,992
Property, plant and equipment, net	132,452	133,751
Goodwill	299,147	299,355
Intangible assets, net	93,657	96,413
Other long-term assets	54,004	37,348
Total assets	$2,285,818	$2,262,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521,132	$531,949
Accrued liabilities	178,858	177,472
Current maturities of long-term debt	48	51
Total current liabilities	700,038	709,472
Deferred income taxes	7,508	11,901
Long-term debt	753,854	716,264
Other long-term liabilities	89,904	101,488
Total liabilities	1,551,304	1,539,125
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2016 and 2015	7,444	7,444
Additional paid-in capital	411,485	410,927
Treasury stock, at cost – 37,312,864 shares in 2016 and 37,178,394 shares in 2015	(1,105,119)	(1,100,867)
Retained earnings	1,475,216	1,463,821
Accumulated other comprehensive loss	(54,512)	(57,591)
Total stockholders’ equity	734,514	723,734
Total liabilities and stockholders’ equity	$2,285,818	$2,262,859

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015 (Revised)*
Net sales	$1,352,296	$1,332,375
Cost of goods sold	1,152,214	1,131,980
Gross profit	200,082	200,395
Operating expenses:
Warehousing, marketing and administrative expenses	167,678	197,581
Operating income	32,404	2,814
Interest expense, net	5,897	4,839
Income (loss) before income taxes	26,507	(2,025)
Income tax expense	9,977	3,982
Net income (loss)	$16,530	$(6,007)
Net income (loss) per share - basic:	$0.45	$(0.16)
Average number of common shares outstanding - basic	36,593	38,115
Net income (loss) per share - diluted:	$0.45	$(0.16)
Average number of common shares outstanding - diluted	36,875	38,115
Dividends declared per share	$0.14	$0.14

* During the third quarter of 2015, the Company elected a change in accounting principle for the valuation method of certain inventories to the last-in, first-out (“LIFO”) method from the first-in, first out method (“FIFO”). This change required retrospective application. As such, the financial statements presented for prior periods are titled “Revised”.

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015 (Revised)*
Net income (loss)	$16,530	$(6,007)
Other comprehensive income (loss), net of tax
Translation adjustments	2,691	(4,630)
Minimum pension liability adjustments	915	932
Cash flow hedge adjustments	(527)	(476)
Total other comprehensive income (loss), net of tax	3,079	(4,174)
Comprehensive income (loss)	$19,609	$(10,181)

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015 (Revised)*
Cash Flows From Operating Activities:
Net income (loss)	$16,530	$(6,007)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,731	12,223
Share-based compensation	2,911	2,640
Gain on the disposition of property, plant and equipment	(167)	(15)
Amortization of capitalized financing costs	166	272
Excess tax cost (benefit) related to share-based compensation	133	(262)
Asset impairment charges	-	23,610
Deferred income taxes	(1,881)	(1,469)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(24,819)	26,217
Decrease in inventory	28,018	46,023
Increase in other assets	(24,774)	(10,751)
Increase in accounts payable	9,571	645
Decrease in checks in-transit	(20,294)	(13,613)
Increase (decrease) in accrued liabilities	1,997	(17,534)
(Decrease) increase in other liabilities	(9,943)	743
Net cash (used in) provided by operating activities	(10,821)	62,722
Cash Flows From Investing Activities:
Capital expenditures	(9,877)	(5,490)
Proceeds from the disposition of property, plant and equipment	281	18
Net cash used in investing activities	(9,596)	(5,472)
Cash Flows From Financing Activities:
Net borrowing (repayments) under revolving credit facility	37,388	(29,630)
Net proceeds (disbursements) from share-based compensation arrangements	339	(875)
Acquisition of treasury stock, at cost	(6,839)	(16,028)
Payment of cash dividends	(5,160)	(5,396)
Excess tax (cost) benefit related to share-based compensation	(133)	262
Payment of debt issuance costs	-	(36)
Net cash provided by (used in) financing activities	25,595	(51,703)
Effect of exchange rate changes on cash and cash equivalents	269	(1,758)
Transfer of cash to held for sale	-	(970)
Net change in cash and cash equivalents	5,447	2,819
Cash and cash equivalents, beginning of period	29,983	20,812
Cash and cash equivalents, end of period	$35,430	$23,631
Other Cash Flow Information:
Income tax payments, net	$1,027	$3,183
Interest paid	7,292	6,213

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

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2015, was derived from the December 31, 2015 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at March 31, 2016 and the results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

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

In May 2015, he FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the standard, investments for which fair value is measured at net asset value ("NAV") per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. The Company adopted this standard on January 1, 2016, which had no impact on the quarterly financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This standard will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Change in Accounting Principle

During the third quarter of 2015, the Company elected a change in accounting principle for the valuation method of certain inventories to the last-in, first-out (“LIFO”) method from the first-in, first out method (“FIFO”). This change required retrospective application. As such, the financial statements presented for prior periods are titled “Revised”. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Inventory

Approximately 98.5% and 98.4% of total inventory as of March 31, 2016 and December 31, 2015, respectively, has been valued under the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.  Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $148.6 million and $147.8 million higher than reported as of March 31, 2016 and December 31, 2015, respectively.

2. Acquisitions

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

The Company has developed preliminary estimates of the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price. The estimates are subject to change as the valuation activities are completed. The fair values of the assets and liabilities were estimated using various valuation methods including estimated selling prices, market approach, and discounted cash flows using both an income and cost approach.

Any changes to the preliminary allocations of the purchase price, some of which may be material, will be allocated to residual goodwill.

At March 31, 2016, the preliminary allocation of the purchase price was as follows (amounts in thousands):

Purchase price, net of cash acquired	$39,983

Accounts receivable	9,230
Inventories	10,542
Other current assets	338
Property, plant and equipment, net	1,251
Other assets	752
Intangible assets	17,580
Total assets acquired	39,693

Accounts payable	4,992
Accrued liabilities	1,943
Deferred income taxes	3,175
Other long-term liabilities	76
Total liabilities assumed	10,186
Goodwill	$10,476

The purchased identifiable intangible assets were as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$16,220	13 years
Trademark	1,360	2.5-15 years
Total	$17,580

Agreement with Staples, Inc.

On February 16, 2016, the Company announced an agreement to purchase from Staples, Inc. contracts and related assets representing more than $550 million in annual sales to minority and woman-owned office supply resellers and their large corporate and other enterprise customers.  The transaction is subject to the successful completion of the proposed merger of Staples and Office Depot, as well as other regulatory and customary closing conditions.  A court ruling on the preliminary injunction action brought by the Federal Trade Commission to block the proposed merger is expected during the second quarter of 2016.  Under the terms of the agreement, Essendant will pay Staples approximately $22.5 million.

3. Share-Based Compensation

As of March 31, 2016, the Company has two active equity compensation plans. Under the 2015 Long-Term Incentive Plan (as amended and restated), award instruments include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their annual retainer in deferred stock units.

The Company granted 120,376 shares of restricted stock and 247,510 RSUs during the first three months of 2016, compared to 46,229 shares of restricted stock and 145,552 RSUs during the first three months of 2015.

4. Severance and Restructuring Charges

Commencing in the first quarter of 2015, the Company began certain restructuring actions which included workforce reductions and facility closures. In the first quarter of 2015, the Company recorded $6.0 million of pre-tax expense relating to workforce reductions. During the first quarter of 2016 and 2015, the Company recorded $0.3 million and $0.4 million, respectively, of pre-tax expense relating to facility consolidations. These charges were included in “warehousing, marketing and administrative expenses.” Cash outlays for these actions occurred primarily in 2015 and were approximately $0.7 million and $0.5 million, respectively, for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company has accrued liabilities for these actions of $1.8  million.

Commencing in the fourth quarter of 2015, the Company executed actions to reduce costs through management delayering in order to achieve broader functional alignment of the organization. In the fourth quarter of 2015, the Company recorded an $11.9 million pre-tax charge relating to this workforce reduction included in “warehousing, marketing and administrative expenses.” Cash outlays associated with these charges were approximately $3.1 million in the three months ended March 31, 2016. As of March 31, 2016, the Company has accrued liabilities for these actions of $7.9 million.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2015	$299,355
Purchase accounting adjustments	(1,095)
Currency translation adjustments	887
Goodwill, balance as of March 31, 2016	$299,147

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	March 31, 2016				December 31, 2015
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$138,422	$(54,140)	$84,282	16	$137,938	$(51,357)	$86,581	16
Non-compete agreements	4,654	(4,260)	394	4	4,644	(4,260)	384	4
Trademarks	13,734	(4,753)	8,981	14	13,688	(4,240)	9,448	14
Total	$156,810	$(63,153)	$93,657		$156,270	$(59,857)	$96,413

In the first quarter of 2015, the Company recorded a pre-tax non-cash impairment charge of $10.2 million to write-down the trademarks of ORS Nasco and certain OKI brands to their fair value related to the corporate name change that was approved in February 2015 and effective June 1, 2015. This impairment charge was recorded in “warehousing, marketing and administrative expenses.” The Company utilized the discounted cash flow method to determine the fair value of these trademarks based upon management’s current forecasted future revenues from the trademarks. The trademarks were fully amortized as of December 31, 2015.

The following table summarizes the amortization expense to be incurred in 2016 through 2020 on intangible assets (in thousands):

Year	Amount
2016	$12,314
2017	10,855
2018	8,111
2019	6,993
2020	6,990

6. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended March 31, 2016 was as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2015	$(9,866)	$146	$(47,871)	$(57,591)
Other comprehensive (loss) income before reclassifications	2,691	(753)	-	1,938
Amounts reclassified from AOCI	-	226	915	1,141
Net other comprehensive (loss) income	2,691	(527)	915	3,079
AOCI, balance as of March 31, 2016	$(7,175)	$(381)	$(46,956)	$(54,512)

The following table details the amounts reclassified out of AOCI into the income statement during the three-month period ending March 31, 2016 (in thousands):

	Amount
	Reclassified
	From AOCI
	For the Three
	Months Ended
	March 31,	Affected Line Item In The Statement
Details About AOCI Components	2016	Where Net Income is Presented
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$275	Interest expense, net
Gain on foreign exchange hedges, before tax	89	Cost of goods sold
	(138)	Tax provision
	$226	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,493	Warehousing, marketing and administrative expenses
	(578)	Tax provision
	915	Net of tax
Total reclassifications for the period, net of tax	$1,141

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month periods ended March 31, 2016 and 2015, 0.3 million and 0.4 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. An additional 0.4 million shares of common stock outstanding at March 31, 2015 were excluded from the computation of diluted earnings per share due to the net loss.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss)	$16,530	$(6,007)
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,593	38,115
Effect of dilutive securities:
Employee stock options and restricted stock	282	-
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	36,875	38,115
Net income (loss) per share:
Net income (loss) per share - basic	$0.45	$(0.16)
Net income (loss) per share - diluted(1)	$0.45	$(0.16)
(1)	Diluted earnings per share for the first quarter of 2015 under GAAP equals basic earnings per share due to net loss.

Common Stock Repurchases

As of March 31, 2016 , the Company had Board authorization to repurchase $68.2 million of common stock. During the three-month periods ended March 31, 2016 and 2015, the Company repurchased 241,270 and 402,679 shares of the Company’s common stock at an aggregate cost of $6.8 million and $16.3 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first three months of 2016 and 2015, the Company reissued 106,800 and 31,745 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

8. Debt

ESND is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, ECO, and from borrowings by ECO. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program (each as defined in Note 11 of the Company’s Form 10-K for the year ended December 31, 2015) contain restrictions on the use of cash transferred from ECO to ESND.

Debt consisted of the following amounts (in millions):

	As of	As of
	March 31, 2016	December 31, 2015

2013 Credit Agreement	$405.8	$368.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.1
Transaction Costs	(2.0)	(2.2)
Total	$753.9	$716.3

As of March 31, 2016, 80.2% of the Company’s outstanding debt, excluding capital leases and transaction costs, was priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

The Company had outstanding letters of credit of $11.6 million under the 2013 Credit Agreement as of March 31, 2016 and December 31, 2015.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. As of March 31, 2016, the applicable margin for LIBOR-based loans was 1.50% and for Alternate Base Rate loans was 0.50%. Effective in April 2016, the applicable margin for LIBOR-based loans was 1.75% and for Alternate Base Rate loans was 0.75%. ECO is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

As of March 31, 2016 and December 31, 2015, $524.1 million and $448.6 million, respectively, of receivables had been sold to the Investors (as defined in Note 11 of the Company’s Form 10-K for the year ended December 31, 2015). ESR had $200.0 million outstanding under the Receivables Securitization Program as of March 31, 2016 and December 31, 2015.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 11 of the Company’s Form 10-K for the year ended December 31, 2015.

9. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 13 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2015. A summary of net periodic pension cost related to the Company’s pension plans for the three-month periods ended March 31, 2016 and 2015 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Service cost - benefit earned during the period	$317	$400
Interest cost on projected benefit obligation	2,343	2,270
Expected return on plan assets	(2,718)	(2,805)
Amortization of prior service cost	74	75
Amortization of actuarial loss	1,419	1,450
Net periodic pension cost	$1,435	$1,390

The Company made cash contributions of $10.0 million and $2.0 million to its pension plans during the three-month periods ended March 31, 2016 and 2015, respectively. Additional contributions, if any, for 2016 have not yet been determined. As of March 31, 2016 and December 31, 2015, respectively, the Company had accrued $38.4 million and $48.4 million of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

In February 2016, as a result of an amendment to the Essendant Pension Plan, the Company announced a limited-time voluntary lump-sum pension offering to eligible, terminated, vested plan participants. The lump-sum settlement payments will be made on May 16, 2016, using assets from the Essendant Pension Plan.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.8 million and $1.4 million, respectively, for the Company match of employee contributions to the Plan for the three-month periods ended March 31, 2016 and 2015.

10. Derivative Financial Instruments

The Company selectively uses derivative financial instruments to reduce its exposure to changes in interest rates and foreign currency exchange rates. Under Company policy, the Company does not enter into derivative financial instruments for trading or speculative purposes. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its debt arrangements. In July 2012, the Company entered into an interest rate swap to convert a portion of the Company’s floating-rate debt to a fixed-rate basis. The fair value is determined by using quoted market forward rates (level 2 inputs) and reflects the present value of the amount that the Company would pay for contracts involving the same notional amount and maturity date. The changes in fair value of this instrument is reported in AOCI and reclassified into earnings in interest expense in the same periods during which the related interest payments on the hedged debt affect earnings. This swap matures in July 2017. As of March 31, 2016 and December 31, 2015, the fair value of the Company's interest rate swap included in the Company’s Condensed Consolidated Balance Sheet as a component of “Other long-term liabilities” was $0.9 million and $0.5 million respectively.

The Company maintains a foreign currency cash flow hedge program in order to manage the volatility in exchange rates and the related impacts on the operations of its Canadian functional currency subsidiaries. The Company uses foreign currency exchange contracts to hedge certain of its foreign exchange rate exposures related to inventory purchases. The Company has currently hedged approximately 50%, or $8.1 million, of its Canadian subsidiaries’ US dollar denominated inventory purchases for the next two quarters. The fair value of the foreign currency cash flow hedge is determined by using quoted market spot rates (level 2 inputs). The changes in fair value of ASC 815 designated hedges are reported in AOCI and reclassified into earnings in cost of goods sold in the same periods during which the related inventory is sold and affects earnings. As of March 31, 2016, the fair value of these cash flow hedges were included in the Company’s Condensed Consolidated Balance Sheet as a component of “Accrued liabilities” totaling $0.3 million. As of December 31, 2015, the fair value of these cash flow hedges were included in the Company’s Condensed Consolidated Balance Sheet as a component of “Other current assets” totaling $0.1 million.

The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three-month periods ended March 31, 2016 and 2015 (in thousands).

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Interest Rate Swap	$(121)	$(124)	Interest expense, net	$242	$331
Foreign Exchange Hedges	(195)	-	Cost of goods sold	89	-

11. Fair Value Measurements

The Company measures certain financial assets and liabilities, including interest rate swap and foreign currency derivatives, at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates (see Note 10 “Derivative Financial Instruments”, for more information on these interest rate swaps and foreign currency derivatives).

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements as of March 31, 2016
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$832	$-	$832	$-
Foreign exchange hedges	$288	$-	$288	$-

	Fair Value Measurements as of December 31, 2015
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange hedges	$91	$-	$91	$-

Liabilities
Interest rate swap	$469	$-	$469	$-

The carrying amount of accounts receivable at March 31, 2016, including $524.1 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

No assets or liabilities were measured at fair value on a nonrecurring basis.

12. Other Assets and Liabilities

Receivables related to supplier allowances totaling $92.1 million and $111.0 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively.

Accrued customer rebates of $47.2 million and $63.6 million as of March 31, 2016 and December 31, 2015, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

13. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three months ended March 31, 2016, the Company recorded income tax expense of $10.0 million on pre-tax income of $26.5 million, for an effective tax rate of 37.6%. For the three months ended March 31, 2015, the Company recorded income tax expense of $4.0 million on pre-tax loss of $2.0 million, for an effective tax rate of (196.6)%.

The Company’s U.S. statutory rate is 35.0%. There were no significant discrete items impacting the effective tax rate for the three months ended March 31, 2016. The most significant factor impacting the effective tax rate for the three months ended March 31, 2015 was the discrete impact of the impairment charges for financial reporting purposes related to placing a non-strategic business for sale in the quarter.

14. Legal Matters

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was initially filed in the United States District Court for the Central District of California on May 1, 2015 and has been refiled in an Illinois state court, subject to a motion to dismiss the California case without prejudice.  The other lawsuit was filed in the United States District Court for the Northern District of Illinois on January 14, 2016.  In both lawsuits the plaintiffs filed a motion asking the Court to certify a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company.  Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations.   Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  In each lawsuit, the Company is vigorously contesting class certification and denies that any violations occurred.  Litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures.  Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of pending claims is probable.  However, the amount of any such loss, which could be material, cannot be reasonably estimated because the Company is continuing to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Company Overview

Essendant Inc. is a leading supplier of workplace essentials, with 2015 net sales of approximately $5.4 billion. Essendant Inc. stocks over 180,000 items and is a leading national wholesale distributor of workplace items including traditional office products and office furniture, janitorial, sanitation and breakroom supplies, technology products, industrial supplies, and automotive aftermarket tools and equipment. These items include a broad spectrum of manufacturer-branded and private branded products. Essendant sells through a network of 74 distribution centers to approximately 30,000 reseller customers, who in turn sell directly to end consumers. The Company also operates CPO Commerce which sells tools and do-it-yourself equipment online to the consumer market.

Our strategy is comprised of three key strategic pillars:

•	Grow share in core office products and janitorial and breakroom businesses;
•	Win the shift to online; and
•	Transition the business to the Company’s common operating platform.

Essendant will focus on the following five key objectives over the next two years:

1)	Generate profitable sales growth through alignment with customers who are taking share in each channel they serve.
2)

Move businesses onto a common operating, technology and digital platform, which began with the office products and janitorial and breakroom product categories in 2015 and will continue with the direct online and automotive businesses.

3)	Simplify the business and continue to control costs, which will gain operating leverage and reduce overhead, by fully integrating recently acquired businesses.
4)	Pursue merchandising excellence to optimize assortment and create additional value for customers.
5)	Refine the industrial channel value proposition to diversify and lessen its dependence on the oilfield and energy sectors.

Execution on these priorities will help us achieve our goal of becoming the fastest and most convenient solution for workplace essentials.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

First Quarter Results

•

Diluted earnings per share for the first quarter of 2016 were $0.45 compared to a net loss per share of $0.16 in the prior year quarter. Adjusted diluted earnings per share were $0.45 compared with $0.46 in the prior-year period. Refer to the Adjusted Operating Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share table included later in this section for more detail.

•	First quarter net sales increased 1.5%, from the prior-year quarter to $1.4 billion.
•

Gross margin as a percent of net sales in the first quarter of 2016 was 14.8% versus 15.0% in the prior-year quarter. Gross profit for the first quarter of 2016 was $200.1 million, compared to $200.4 million in the first quarter of 2015.

•

Operating expenses in the first quarter of 2016 were $167.7 million or 12.4% of net sales, compared with $197.6 million or 14.8% of net sales in the prior-year quarter, including impacts of the Repositioning Actions discussed below. Adjusted operating expenses in the first quarter of 2016 were $167.4 million or 12.4% of net sales compared to $167.1 million or 12.5% of net sales in the prior-year quarter.

•

Operating income for the quarter ended March 31, 2016 was $32.4 million or 2.4% of net sales, compared with $2.8 million or 0.2% of net sales in the prior year quarter. Excluding the Repositioning Actions, adjusted operating income in the first quarter of 2016 was $32.7 million or 2.4% of net sales, versus $33.3 million or 2.5%  of net sales in the first quarter of 2015.

•

Cash flows used in operating activities for the first quarter of 2016 were $10.8 million versus operating cash flows provided by operating activities of $62.7 million in 2015. The $73.5 million decrease over the prior year was primarily driven by a $24.8 million increase in accounts receivable in the current year versus a $26.2 million decrease in accounts receivable in the prior year. Also, inventory decreased $28.0 million in the first quarter of 2016, compared with a decrease of $46.0 million in the prior year quarter. Cash flow used in investing activities for capital expenditures totaled $9.9 million in 2016 compared with $5.5 million in 2015.

•

Implementation of our initiative to combine the office products and janitorial businesses on a common operating platform began in the third quarter of 2015 and facility conversions were completed in April of 2016.

•

On July 31, 2015, we acquired 100% of the capital stock of Nestor Sales LLC (“Nestor”), a leading wholesaler and distributor of tools, equipment and supplies to the transportation industry. This acquisition contributed $16.9 million of net sales in the first quarter of 2016.

•

On February 16, 2016, we announced an agreement to purchase from Staples, Inc. contracts and related assets representing more than $550 million in annual sales to minority and woman-owned office supply resellers and their large corporate and other enterprise customers.  The transaction is subject to the successful completion of the proposed merger of Staples and Office Depot, as well as other regulatory and customary closing conditions.  A court ruling on the preliminary injunction action brought by the Federal Trade Commission to block the proposed merger is expected during the second quarter of 2016.  Under the terms of the agreement, Essendant will pay Staples approximately $22.5 million.

Repositioning Actions

•

On June 1, 2015 we officially rebranded the Company to Essendant Inc. When we announced in the first quarter of 2015 our decision to rebrand the company, the ORS Nasco trademark and certain OKI brands were determined to be impaired. Pre-tax, non-cash, impairment charges and accelerated amortization totaling $10.5 million were recorded in the first quarter of 2015.

•

In 2015 we exited non-strategic channels, including the sale of Azerty de Mexico, our operations in Mexico. The total charges in the first quarter of 2015 related to the disposition of this subsidiary were $13.6 million. In the first quarter of 2015, this subsidiary had net sales of $23.2 million and a $0.4 million operating income, excluding the charges previously mentioned.

•

Restructuring actions were taken in 2015 to improve our operational utilization, labor spend, inventory performance and functional alignment of the organization.  This included workforce reductions and facility consolidations with an expense impact of $0.3 million in the first quarter of 2016 and $6.4 million in the first quarter of 2015.

Guidance

The Company reaffirms its previously announced outlook regarding 2016, and currently expects the following:

•	+1% to +5% revenue growth compared to prior year, or total company revenue in the range of $5.4 billion to $5.6 billion;
•	+4% to +10% adjusted earnings per share growth compared to prior year, or adjusted EPS in the range of $3.20 to $3.40;
•	Annual free cash flow equal to or better than net income.

The guidance above excludes the impact of assets acquired in the proposed Staples transaction, any new acquisitions and any unusual charges, such as impacts from our pension lump-sum offer described in Note 9.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

Critical Accounting Policies, Judgments and Estimates

In the first quarter of 2016, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

Adjusted Operating Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

The following table presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, and Adjusted Diluted Earnings Per Share for the three-month periods ended March 31, 2016 and 2015 (in thousands, except per share data), excluding the effects of the pre-tax charges related to workforce reduction and facility consolidations in the first three months of 2016,  and workforce reductions and facility consolidations, intangible asset impairment charge and accelerated amortization related to rebranding and asset held for sale impairment in the first three months of 2015. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results and to the results of last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended March 31,
	2016	2015 (Revised)

Operating expenses	$167,678	$197,581
Workforce reduction and facility closure charge	(254)	(6,433)
Intangible asset impairment charge and accelerated amortization related to rebranding	-	(10,462)
Asset held for sale impairment	-	(13,566)
Adjusted operating expenses	$167,424	$167,120

Operating income	$32,404	$2,814
Operating expense items noted above	254	30,461
Adjusted operating income	$32,658	$33,275
Depreciation and amortization	$10,489	$10,711
Equity compensation	2,911	2,640
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$46,058	$46,626

Net income (loss)	$16,530	$(6,007)
Operating expense items noted above, net of tax	155	23,896
Adjusted net income	$16,685	$17,889

Diluted net income (loss) per share(1)	$0.45	$(0.16)
Per share operating expense items noted above	0.00	0.62
Adjusted diluted net income per share	$0.45	$0.46
(1)

Diluted net income (loss) per share for the first quarter of 2015 under GAAP equals basic earnings per share due to the net loss. The diluted earnings per share shown here does not reflect this adjustment.

Results of Operations—Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Net Sales. Net sales for the first quarter of 2016 were $1.35 billion. The following table summarizes net sales by product category for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015 (1)
Janitorial and breakroom supplies (JanSan)	$362,387	$358,677
Technology products	351,113	353,047
Traditional office products (including cut-sheet paper)	308,055	296,177
Industrial supplies	139,764	149,074
Automotive	79,408	60,240
Office furniture	74,158	78,053
Freight revenue	33,201	31,959
Services, Advertising and Other	4,210	5,148
Total net sales	$1,352,296	$1,332,375

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Net sales in the janitorial and breakroom supplies (JanSan) product category increased 1.0% in the first quarter of 2016 compared to the first quarter of 2015. This category accounted for 26.8% of the Company’s first quarter 2016 consolidated net sales. Net sales increased due to new e-tail growth, partially offset by a decline in sales to the independent dealer channel.

Net sales in the technology products category (primarily ink and toner) decreased 0.5% from the first quarter of 2015. This category accounted for 26.0% of net sales for the first quarter of 2016. Excluding our Mexican subsidiary, which was sold in the third quarter of 2015, net sales in this category increased 4.8% compared to the prior year quarter, which was driven by sales to new customers.

Net sales of traditional office products increased in the first quarter of 2016 by 4.0% versus the first quarter of 2015. Traditional office supplies represented 22.8% of the Company’s consolidated net sales for the first quarter of 2016. The sales increase was driven by increases in cut-sheet paper sales and higher government spending.

Industrial supplies net sales in the first quarter of 2016 decreased by 6.2% compared to the same prior-year period. Net sales of industrial supplies accounted for 10.3% of the Company’s net sales for the first quarter of 2016. The decline in industrial supplies net sales was primarily due to challenges in the oilfield sector and macro-economic environment. This decline was partially offset by growth in retail channel sales.

Automotive net sales in the first quarter of 2016 increased 31.8% compared to the first quarter of 2015. Automotive net sales represented 5.9% of the Company’s first quarter of 2016 net sales. This increase was primarily due to the acquisition of Nestor which contributed $16.9 million in net sales.

Office furniture net sales in the first quarter of 2016 decreased 5.0% compared to the first quarter of 2015. Office furniture accounted for 5.5% of the Company’s first quarter of 2016 consolidated net sales. This decline was due to declines in sales in national accounts and independent dealer channels.

The remainder of the Company’s first quarter 2016 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first quarter of 2016 was $200.1 million, compared to $200.4 million in the first quarter of 2015. The gross margin rate of 14.8% was down 20 basis points (bps) from the prior-year quarter gross margin rate of 15.0%. Our gross margin was impacted by lower inflation (22 bps) and higher freight (22 bps), partially offset by increased sales.

Operating Expenses. Operating expenses for the first quarter of 2016 were $167.7 million or 12.4% of net sales, compared to $197.6 million in the prior year, including $30.5 million related to the first quarter of 2015 Repositioning Actions. Adjusted operating expenses were $167.4 million or 12.4% of net sales compared with $167.1 million or 12.5% of net sales in the same period last year. The $0.3 million increase was driven by incremental costs related to the common platform project (22 bps).

Interest Expense, net. Interest expense, net for the first quarter of 2016 was $5.9 million compared to $4.8 million in the first quarter of 2015. This was driven by higher debt outstanding related to our acquisitions in the past year.  Interest expense is expected to be higher in 2016 than in the prior year.

Income Taxes. Income tax expense was $10.0 million for the first quarter of 2016, compared with $4.0 million for the same period in 2015. The Company’s effective tax rate was 37.6% for the current-year quarter and (196.6)% for the same period in 2015, driven by unfavorable discrete tax impacts of placing a non-strategic business for sale in the first quarter of 2015.

Net Income (Loss).  Net income for the first quarter of 2016 totaled $16.5 million or $0.45 per diluted share, compared to $(6.0) million in the prior year, which included $23.9 million after-tax, or $0.62 per diluted share, of costs related to the first quarter charges. Adjusted net income was $16.7 million, or $0.45 per diluted share, compared with adjusted net income of $17.9 million or $0.46 per diluted share for the same three-month period in 2015.

Pension Settlement

In February 2016, as a result of plan amendment, the Company announced a limited-time voluntary lump-sum pension offering to eligible, terminated, vested plan participants of the Essendant Pension Plan. The Company estimates approximately 1,400 plan participants took this offering during the election period which terminated on April 12, 2016. The lump-sum settlement payments will be made on May 16, 2016, using assets from the Essendant Pension Plan. The settlement payments will result in a remeasurement of the Essendant Pension Plan’s assets and obligations in the second quarter of 2016. The remeasurement will result in a non-cash settlement charge in the second quarter of 2016 and will reduce net income and retained earnings, with a partial offset to accumulated other comprehensive income in shareholders’ equity. The amount of the remeasurement will depend on a variety of factors, including plan assets values and discount rates at the date of valuation.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 totaled $10.8 million, compared with $62.7 million cash provided by operating activities in the three months ended March 31, 2015. The $73.5 million decrease over the prior year was primarily driven by a $24.8 million increase in accounts receivable in the current year versus a $26.2 million decrease in accounts receivable in the prior year. Also, inventory decreased $28.0 million in the first quarter of 2016, compared with a decrease of $46.0 million in the prior year quarter.

Investing Activities

Net cash used in investing activities for the first three months of 2016 was $9.6 million, compared with $5.5 million for the three months ended March 31, 2015.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 totaled $25.6 million, compared with $51.7 million cash used in financing activities in the prior-year period. Net cash provided by financing activities during the first three months of 2016 was impacted by $37.0 million in net borrowing under our revolving credit facility, $6.8 million in share repurchases and $5.2 million in payments of cash dividends.

On February 10, 2016, the Board of Directors approved a dividend of $0.14 which was paid on April 15, 2016 to shareholders of record as of March 15, 2016.

In the first quarter of 2016, the Company had a Leverage Ratio, as defined in its 2013 Credit Agreement, 2013 Note Purchase Agreement and the Amended and Restated Transfer and Administration Agreement, that exceeds the 3.00 to 1.00 maximum per the agreements and, therefore, is currently limited in its ability to repurchase its stock.

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

Financing available from debt and the sale of accounts receivable as of March 31, 2016, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	405.8
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.6
Total financing utilized		767.4
Available financing, before restrictions		282.6
Restrictive covenant limitation		94.3
Available financing as of March 31, 2016		$188.3

(1)

The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

The Company’s total capitalization consisted of the following amounts (in millions):

	As of	As of
	March 31,	December 31,
	2016	2015
2013 Credit Agreement	$405.8	$368.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	-
Debt	755.9	718.4
Stockholders’ equity	734.5	723.7
Total capitalization	$1,490.4	$1,442.1

Debt-to-total capitalization ratio	50.7%	49.8%

We believe that our operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 8, “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 11 “Debt” in our Annual Report on Form 10-K for the year-ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first three months of 2016 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was initially filed in the United States District Court for the Central District of California on May 1, 2015 and has been refiled in an Illinois state court, subject to a motion to dismiss the California case without prejudice. The other lawsuit was filed in the United States District Court for the Northern District of Illinois on January 14, 2016.  In both lawsuits the plaintiffs filed a motion asking the Court to certify a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company.  Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations.   Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  In each lawsuit, the Company is vigorously contesting class certification and denies that any violations occurred.  Litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures.  Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of pending claims is probable.  However, the amount of any such loss, which could be material, cannot be reasonably estimated because the Company is continuing to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances.

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

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

During the three-month periods ended March 31, 2016 and 2015, the Company repurchased 241,270 and 402,679 shares of common stock at an aggregate cost of $6.8 million and $16.3 million, respectively. The Company did not repurchase any additional shares through April 18, 2016. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2016 to January 31, 2016	-	$-	-	$75,000,020
February 1, 2016 to February 29, 2016	178,278	27.80	178,278	70,044,065
March 1, 2016 to March 31, 2016	62,992	29.90	62,992	68,160,702
Total Third Quarter	241,270	$28.85	241,270	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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

4.1

Note Purchase Agreement, dated as of November 25, 2013, among ESND, Essendant Co. (“ECO”), and the note purchasers identified therein (the “2013 Note Purchase Agreement”) (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014 (the “2013 Form 10-K”))

4.2*	Amendment No. 1 to Note Purchase Agreement, dated as of January 27, 2016, among ECO, ESND and the holders of Notes issued by the Company that are parties thereto.

4.3	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)

4.4	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)

10.1*	Essendant Inc. 2016 Annual Cash Incentive Award Plan For Section 16 Officers**

10.2*	Form of Performance Based Restricted Stock Unit Award Agreement Under the 2015 Long-Term Incentive Plan**

10.3*	Form of 2016 Restricted Stock Award Agreement with EPS Minimum Under the 2015 Long-Term Incentive Plan**

10.4*

Amendment No. 1 to Fourth Amended and Restated Five-Year Revolving Credit Agreement, dated as of January 27, 2016, among ECO, ESND, the financial institutions that are parties theret,o and JPMorgan Chase Bank, National Association, as agent

10.5*

Fifth Amendment to Amended and Restated Transfer and Administration Agreement, dated as of March 30, 2016 among Essendant Receivables LLC, ECO, Essendant Financial Services LLC, PNC Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch

10.6*	Amendment to the Amended and Restated Transfer and Administration Agreement, dated as of January 22, 2016

18.1	Preferability Letter on Change in Accounting Principle

31.1*	Certification of Chief Executive Officer, dated as of April 20, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of April 20, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of April 20, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on April 20, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three-month periods ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: April 20, 2016	/s/ Earl C. Shanks
Earl C. Shanks
Senior Vice President and Chief Financial Officer