Form 10-Q
period 2016-06-30
ESSENDANT INC
filed 2016-07-21
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

On July 18, 2016, the registrant had outstanding 37,297,438 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30,	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$25,700	$29,983
Accounts receivable, less allowance for doubtful accounts of $16,671 in 2016 and $17,810 in 2015	745,285	716,537
Inventories	968,263	922,162
Other current assets	48,535	27,310
Total current assets	1,787,783	1,695,992
Property, plant and equipment, net	133,437	133,751
Goodwill	298,474	299,355
Intangible assets, net	90,027	96,413
Other long-term assets	52,429	37,348
Total assets	$2,362,150	$2,262,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575,225	$531,949
Accrued liabilities	167,219	177,472
Current maturities of long-term debt	43	51
Total current liabilities	742,487	709,472
Deferred income taxes	10,783	11,901
Long-term debt	760,546	716,264
Other long-term liabilities	94,381	101,488
Total liabilities	1,608,197	1,539,125
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2016 and 2015	7,444	7,444
Additional paid-in capital	414,865	410,927
Treasury stock, at cost – 37,298,175 shares in 2016 and 37,178,394 shares in 2015	(1,104,806)	(1,100,867)
Retained earnings	1,483,002	1,463,821
Accumulated other comprehensive loss	(46,552)	(57,591)
Total stockholders’ equity	753,953	723,734
Total liabilities and stockholders’ equity	$2,362,150	$2,262,859

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015 (Revised)*	2016	2015 (Revised)*
Net sales	$1,354,523	$1,341,799	$2,706,819	$2,674,174
Cost of goods sold	1,158,700	1,131,680	2,310,914	2,263,660
Gross profit	195,823	210,119	395,905	410,514
Operating expenses:
Warehousing, marketing and administrative expenses	157,625	156,912	325,303	354,493
Defined benefit plan settlement loss (Note 9)	11,744	-	11,744	-
Operating income	26,454	53,207	58,858	56,021
Interest expense, net	5,677	4,778	11,574	9,617
Income before income taxes	20,777	48,429	47,284	46,404
Income tax expense	7,844	18,595	17,821	22,577
Net income	$12,933	$29,834	$29,463	$23,827
Net income per share - basic:	$0.35	$0.79	$0.81	$0.63
Average number of common shares outstanding - basic	36,512	37,765	36,552	37,939
Net income per share - diluted:	$0.35	$0.78	$0.80	$0.62
Average number of common shares outstanding - diluted	36,910	38,106	36,897	38,317
Dividends declared per share	$0.14	$0.14	$0.28	$0.28

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

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015 (Revised)*	2016	2015 (Revised)*
Net income	$12,933	$29,834	$29,463	$23,827
Other comprehensive income (loss), net of tax
Translation adjustments	442	209	3,133	(4,421)
Minimum pension liability adjustments	7,418	932	8,333	1,864
Cash flow hedge adjustments	100	48	(427)	(428)
Total other comprehensive income (loss), net of tax	7,960	1,189	11,039	(2,985)
Comprehensive income	$20,893	$31,023	$40,502	$20,842

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015 (Revised)*
Cash Flows From Operating Activities:
Net income	$29,463	$23,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,936	24,198
Share-based compensation	5,689	3,268
(Gain) loss on the disposition of property, plant and equipment	(739)	57
Amortization of capitalized financing costs	332	451
Excess tax cost (benefit) related to share-based compensation	193	(433)
Asset impairment charges	-	24,034
Deferred income taxes	(2,765)	(8,294)
Pension settlement charge	11,744	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(28,439)	28,330
(Increase) decrease in inventory	(44,017)	48,944
Increase in other assets	(36,529)	(10,250)
Increase in accounts payable	62,162	3,152
Decrease in checks in-transit	(18,733)	(19,240)
(Decrease) increase in accrued liabilities	(12,219)	3,282
Decrease in other liabilities	(5,062)	(478)
Net cash (used in) provided by operating activities	(15,984)	120,848
Cash Flows From Investing Activities:
Capital expenditures	(19,327)	(11,931)
Proceeds from the disposition of property, plant and equipment	2,770	18
Acquisition, net of cash acquired	-	(532)
Net cash used in investing activities	(16,557)	(12,445)
Cash Flows From Financing Activities:
Net borrowings (repayments) under revolving credit facility	43,876	(52,738)
Net proceeds (disbursements) from share-based compensation arrangements	1,285	(759)
Acquisition of treasury stock, at cost	(6,839)	(31,227)
Payment of cash dividends	(10,237)	(10,699)
Excess tax (cost) benefit related to share-based compensation	(193)	433
Payment of debt issuance costs	-	(36)
Net cash provided by (used in) financing activities	27,892	(95,026)
Effect of exchange rate changes on cash and cash equivalents	366	(135)
Transfer of cash to held for sale	-	(4,119)
Net change in cash and cash equivalents	(4,283)	9,123
Cash and cash equivalents, beginning of period	29,983	20,812
Cash and cash equivalents, end of period	$25,700	$29,935
Other Cash Flow Information:
Income tax payments, net	$27,358	$31,618
Interest paid	11,750	9,451

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at June 30, 2016 and the results of operations and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (“GAAP”) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This standard will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Change in Accounting Principle

During the third quarter of 2015, the Company elected a change in accounting principle for the valuation method of certain inventories to the last-in, first-out (“LIFO”) method from the first-in, first out method (“FIFO”). This change required retrospective application. As such, the financial statements presented for periods prior to September 30, 2015 are titled “Revised”. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Inventory

Approximately 98.6% and 98.4% of total inventory as of June 30, 2016 and December 31, 2015, respectively, has been valued under the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.  Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory would have been $147.3 million and $147.8 million higher than reported as of June 30, 2016 and December 31, 2015, respectively.

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

The purchase price was $41.8 million. This acquisition was funded through a combination of cash on hand and cash available under the Company’s revolving credit facility. Purchase accounting for this transaction was completed as of June 30, 2016.

At June 30, 2016, the allocation of the purchase price was as follows (amounts in thousands):

Purchase price, net of cash acquired	$39,983

Accounts receivable	9,230
Inventories	12,067
Other current assets	339
Property, plant and equipment, net	1,251
Other assets	752
Intangible assets	16,930
Total assets acquired	40,569

Accounts payable	4,992
Accrued liabilities	1,943
Deferred income taxes	3,287
Other long-term liabilities	76
Total liabilities assumed	10,298
Goodwill	$9,712

The purchased identifiable intangible assets were as follows (amounts in thousands):

	Total	Estimated Life
Customer relationships	$15,570	13 years
Trademark	1,360	2-15 years
Total	$16,930

Agreement with Staples, Inc.

On February 16, 2016, the Company announced an agreement to purchase from Staples, Inc. contracts and related assets representing more than $550 million in annual sales to minority and woman-owned office supply resellers and their large corporate and other enterprise customers.  The transaction was subject to the successful completion of the proposed merger of Staples and Office Depot, which was abandoned in May 2016. As a result, the Company cancelled its agreement to complete this purchase.

3. Share-Based Compensation

As of June 30, 2016, the Company has two active equity compensation plans. Under the 2015 Long-Term Incentive Plan (as amended and restated), award instruments include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their annual retainer in deferred stock units.

The Company granted 129,059 shares of restricted stock and 247,656 RSUs during the first six months of 2016, compared to 206,479 shares of restricted stock and 145,552 RSUs during the first six months of 2015.

4. Severance and Restructuring Charges

Commencing in the first quarter of 2015, the Company began certain restructuring actions which included workforce reductions and facility closures. During the three-month periods ended June 30, 2016, and 2015, the Company did not record any expenses for those actions. During the six-month period ended June 30, 2016, the Company recorded $0.3 million of pre-tax expense related to facility consolidations. For the six-month period ended June 30, 2015, the Company recorded $6.0 million of pre-tax expense relating to workforce reductions and $0.3 million of pre-tax expense relating to facility consolidations. These charges were included in “warehousing, marketing and administrative expenses.” Cash outlays for these actions occurred primarily in 2015 and were approximately $0.5 million and $2.4 million for the six months ended June 30, 2016 and 2015. As of June 30, 2016, the Company has accrued liabilities for these actions of $1.4  million.

Commencing in the fourth quarter of 2015, the Company executed actions to reduce costs through management delayering in order to achieve broader functional alignment of the organization. Cash outlays associated with these charges were approximately $6.5 million in the six months ended June 30, 2016. As of June 30, 2016, the Company has accrued liabilities for these actions of $3.8 million.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2015	$299,355
Purchase accounting adjustments	(1,858)
Currency translation adjustments	977
Goodwill, balance as of June 30, 2016	$298,474

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	June 30, 2016				December 31, 2015
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$137,832	$(56,839)	$80,993	16	$137,938	$(51,357)	$86,581	16
Non-compete agreements	4,655	(4,260)	395	4	4,644	(4,260)	384	4
Trademarks	13,740	(5,101)	8,639	14	13,688	(4,240)	9,448	14
Total	$156,227	$(66,200)	$90,027		$156,270	$(59,857)	$96,413

The following table summarizes the amortization expense to be incurred in 2016 through 2020 on intangible assets (in thousands):

Year	Amount
2016	$12,247
2017	10,810
2018	8,065
2019	6,947
2020	6,944

6. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended June 30, 2016 was as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2015	$(9,866)	$146	$(47,871)	$(57,591)
Other comprehensive (loss) income before reclassifications	3,133	(719)	(633)	1,781
Settlement loss reclassified from AOCI	-	-	7,196	7,196
Amounts reclassified from AOCI	-	292	1,770	2,062
Net other comprehensive (loss) income	3,133	(427)	8,333	11,039
AOCI, balance as of June 30, 2016	$(6,733)	$(281)	$(39,538)	$(46,552)

The following table details the amounts reclassified out of AOCI into the income statement during the three and six months ended June 30, 2016  (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,	Affected Line Item In The Statement
Details About AOCI Components	2016	2016	Where Net Income is Presented
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$266	$541	Interest expense, net
Gain on foreign exchange hedges, before tax	(159)	(70)	Cost of goods sold
	(41)	(179)	Tax provision
	$66	$292	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,395	$2,888	Warehousing, marketing and administrative expenses
Settlement loss	11,744	11,744	Defined benefit plan settlement loss
	(5,093)	(5,666)	Tax provision
	8,046	8,966	Net of tax
Total reclassifications for the period, net of tax	$8,112	$9,258

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three and six months ended June 30, 2016, 0.2 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$12,933	$29,834	$29,463	$23,827
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,512	37,765	36,552	37,939
Effect of dilutive securities:
Employee stock options and restricted stock	398	341	345	378
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	36,910	38,106	36,897	38,317
Net income per share:
Net income per share - basic	$0.35	$0.79	$0.81	$0.63
Net income per share - diluted	$0.35	$0.78	$0.80	$0.62

Common Stock Repurchases

As of June 30, 2016 , the Company had Board authorization to repurchase $68.2 million of common stock. During the three months ended June 30, 2016, the Company did not repurchase any shares of its common stock. For the same period in the prior year, the Company repurchased 378,462 shares at an aggregate cost of $15.2 million. During the six months ended June 30, 2016 and 2015, the Company repurchased 241,270 and 781,141 shares of the Company’s common stock at an aggregate cost of $6.8 million and $31.5 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first six months of 2016 and 2015, the Company reissued 121,489 and 150,807 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

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

Debt consisted of the following amounts (in millions):

	As of	As of
	June 30, 2016	December 31, 2015

2013 Credit Agreement	$412.3	$368.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.1
Transaction Costs	(1.8)	(2.2)
Total	$760.6	$716.3

As of June 30, 2016, 80.3% of the Company’s outstanding debt, excluding capital leases and transaction costs, was priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

The Company had outstanding letters of credit of $11.4 million and $11.6 million under the 2013 Credit Agreement as of June 30, 2016 and December 31, 2015, respectively.

Borrowings under the 2013 Credit Agreement bear interest at LIBOR for specified interest periods or at the Alternate Base Rate (as defined in the 2013 Credit Agreement), plus, in each case, a margin determined based on the Company’s permitted debt to EBITDA ratio calculated as provided in Section 6.20 of the 2013 Credit Agreement (the “Leverage Ratio”). Depending on the Company’s Leverage Ratio, the margin on LIBOR-based loans ranges from 1.00% to 2.00% and on Alternate Base Rate loans ranges from 0.00% to 1.00%. As of June 30, 2016, the applicable margin for LIBOR-based loans was 2.00% and for Alternate Base Rate loans was 1.00%. ECO is required to pay the lenders a fee on the unutilized portion of the commitments under the 2013 Credit Agreement at a rate per annum between 0.15% and 0.35%, depending on the Company’s Leverage Ratio.

As of June 30, 2016 and December 31, 2015, $532.5 million and $448.6 million, respectively, of receivables had been sold to the Investors (as defined in Note 11 of the Company’s Form 10-K for the year ended December 31, 2015). Essendant Receivables LLC had $200.0 million outstanding under the Receivables Securitization Program as of June 30, 2016 and December 31, 2015.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 11 of the Company’s Form 10-K for the year ended December 31, 2015.

9. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 13 to the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2015. A summary of net periodic pension cost related to the Company’s pension plans for the three and six months ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Service cost - benefit earned during the period	$317	$400	$634	$800
Interest cost on projected benefit obligation	2,173	2,270	$4,516	4,540
Expected return on plan assets	(2,547)	(2,805)	$(5,265)	(5,610)
Amortization of prior service cost	74	75	$148	150
Amortization of actuarial loss	1,321	1,450	$2,740	2,900
Settlement loss	11,744	-	11,744	-
Net periodic pension cost	$13,082	$1,390	$14,517	$2,780

The Company made cash contributions of $10.0 million and $2.0 million to its pension plans during the six months ended June 30, 2016 and 2015, respectively. Additional contributions, if any, for 2016 have not yet been determined. As of June 30, 2016 and December 31, 2015, respectively, the Company had accrued $39.4 million and $48.4 million of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

In order to reduce interest rate, mortality and investment risks, the Company commenced a limited-time voluntary lump-sum pension offering to eligible, terminated, vested plan participants. Due to this offering, a settlement and remeasurement of the Essendant Pension Plan was required as of May 31, 2016.  The impact of the remeasurement and activity in the first five months of 2016 resulted in a $6.5 million improvement to the net funded status of the plan, therefore reducing other long-term liabilities. As of June 30, 2016, shareholders’ equity improved $0.9 million related to the unrecognized actuarial loss, included as a component of Accumulated Other Comprehensive Income, being reduced by $12.6 million as compared to December 31, 2015, partly offset by the settlement causing a loss of $11.7 million. As a result, the pension plan trust paid $37.6 million in lump sum payments during the first five months of 2016 and as part of this offer. This offer also reduces future pension expense recognized by the Company and volatility related to future obligations of the plan.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.9 million and $3.7 million, respectively, for the Company match of employee contributions to the Plan for the three and six months ended June 30, 2016. During the same periods last year, the Company recorded expense of $1.5 million and $2.9 million to match employee contributions.

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

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its debt arrangements. In July 2012, the Company entered into an interest rate swap to convert a portion of the Company’s floating-rate debt to a fixed-rate basis. The fair value is determined by using quoted market forward rates (level 2 inputs) and reflects the present value of the amount that the Company would pay for contracts involving the same notional amount and maturity date. The changes in fair value of this instrument are reported in AOCI and reclassified into earnings in interest expense in the same periods during which the related interest payments on the hedged debt affect earnings. This swap matures in July 2017. As of June 30, 2016 and December 31, 2015, the fair value of the Company's interest rate swap included in the Company’s Condensed Consolidated Balance Sheet as a component of “Other long-term liabilities” was $0.9 million and $0.5 million respectively.

The Company maintains a foreign currency cash flow hedge program in order to manage the volatility in exchange rates and the related impacts on the operations of its Canadian functional currency subsidiaries. The Company uses foreign currency exchange contracts to hedge certain of its foreign exchange rate exposures related to inventory purchases. The Company has currently hedged approximately 25%, or $2.4 million, of its Canadian subsidiaries’ US dollar denominated inventory purchases for the next quarter. The fair value of the foreign currency cash flow hedge is determined by using quoted market spot rates (level 2 inputs). The changes in fair value of ASC 815 designated hedges are reported in AOCI and reclassified into earnings in cost of goods sold in the same periods during which the related inventory is sold and affects earnings. As of June 30, 2016, the fair value of these cash flow hedges were included in the Company’s Condensed Consolidated Balance Sheet as a component of “Accrued liabilities” and “Other Current Assets” totaling $0.01 million. As of December 31, 2015, the fair value of these cash flow hedges were included in the Company’s Condensed Consolidated Balance Sheet as a component of “Other current assets” totaling $0.1 million.

The following table depicts the effect of these derivative instruments on the statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Interest Rate Swap	$161	$40	Interest expense, net	$233	$475
Foreign Exchange Hedges	(154)	(184)	Cost of goods sold	(159)	(70)

Derivatives in ASC 815 Cash Flow Hedging Relationships	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Interest Rate Swap	$441	$43	Interest expense, net	$331	$662

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements as of June 30, 2016
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange hedges	$73	$-	$73	$-

Liabilities
Interest rate swap	$904	$-	$904	$-
Foreign exchange hedges	40	-	40	-
	$944	$-	$944	$-

	Fair Value Measurements as of December 31, 2015
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange hedges	$91	$-	$91	$-

Liabilities
Interest rate swap	$469	$-	$469	$-

The carrying amount of accounts receivable at June 30, 2016, including $532.5 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

No assets or liabilities were measured at fair value on a nonrecurring basis.

12. Other Assets and Liabilities

Receivables related to supplier allowances totaling $106.6 million and $111.0 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

Accrued customer rebates of $59.2 million and $63.6 million as of June 30, 2016 and December 31, 2015, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

13. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three and six months ended June 30, 2016, the Company recorded income tax expense of $7.8 million and $17.8 million on pre-tax income of $20.8 million and $47.3 million, for an effective tax rate of 37.8% and 37.7%, respectively. For the three and six months ended June 30, 2015, the Company recorded income tax expense of $18.6 million and $22.6 million on pre-tax income of $48.4 million and $46.4 million, for an effective tax rate of  38.4% and 48.7%, respectively.

The Company’s U.S. statutory rate is 35.0%.There were no significant discrete items impacting the effective tax rate for the six months ended June 30, 2016. The most significant factor impacting the effective tax rate for the six months ended June 30, 2015 was the discrete impact of the impairment charges for financial reporting purposes related to placing a non-strategic business for sale in the first quarter of 2015.

14. Legal Matters

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was initially filed in the United States District Court for the Central District of California on May 1, 2015 and has been dismissed without prejudice and refiled in the United States District Court for the Northern District of Illinois. The other lawsuit was filed in the United States District Court for the Northern District of Illinois on January 14, 2016.  In both lawsuits the plaintiffs filed a motion asking the Court to certify a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company.  Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations.   Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  In each lawsuit, the Company is vigorously contesting class certification and denies that any violations occurred.  Litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures.  Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of pending claims is probable.  However, the amount of any such loss, which could be material, cannot be reasonably estimated because the Company is continuing to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015 and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Company Overview

Essendant Inc. is a leading supplier of workplace essentials, with 2015 net sales of approximately $5.4 billion. Essendant Inc. stocks over 180,000 items and is a leading national wholesale distributor of workplace items including traditional office products and office furniture, janitorial, sanitation and breakroom supplies, technology products, industrial supplies, and automotive aftermarket tools and equipment. These items include a broad spectrum of manufacturer-branded and private branded products. Essendant sells through a network of 71 distribution centers to approximately 30,000 reseller customers, who in turn sell directly to end consumers. The Company also operates CPO Commerce which sells tools and do-it-yourself equipment online to the consumer market.

Our strategy is comprised of three key strategic pillars:

•	Grow share in core office products and janitorial and breakroom businesses;
•	Win the shift to online; and
•	Transition the business to the Company’s common operating platform.

Essendant will focus on the following five key objectives over the next two years:

1)	Generate profitable sales growth through alignment with customers who are taking share in each channel they serve.
2)	Move businesses onto a common operating, technology and digital platform.
3)	Simplify the business and continue to control costs, which will gain operating leverage and reduce overhead, by fully integrating recently acquired businesses.
4)	Pursue merchandising excellence to optimize assortment and create additional value for customers.
5)	Refine the industrial channel value proposition to diversify and lessen its dependence on the oilfield and energy sectors.

Execution on these priorities will help us achieve our goal of becoming the fastest and most convenient solution for workplace essentials.

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

Second Quarter Results

•

Diluted earnings per share for the second quarter of 2016 were $0.35 compared to $0.78 in the prior year quarter, including the impacts of the Repositioning Actions discussed below. Adjusted diluted earnings per share were $0.55 compared with $0.81 in the prior-year period. Refer to the Adjusted Operating Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share table included later in this section for more detail.

•	Second quarter net sales increased 0.9%, from the prior-year quarter to $1.4 billion.
•

Gross margin as a percent of net sales in the second quarter of 2016 was 14.5% versus 15.7% in the prior-year quarter. Gross profit for the second quarter of 2016 was $195.8 million, compared to $210.1 million in the second quarter of 2015.

•

Operating expenses in the second quarter of 2016 were $169.4 million or 12.5% of net sales, compared with $156.9 million or 11.7% of net sales in the prior-year quarter, including impacts of the Repositioning Actions discussed below. Adjusted operating expenses in the second quarter of 2016 were $157.6 million or 11.6% of net sales compared to $155.2 million or 11.6% of net sales in the prior-year quarter.

•

Operating income for the quarter ended June 30, 2016 was $26.5 million or 2.0% of net sales, compared with $53.2 million or 4.0% of net sales in the prior year quarter. Excluding the Repositioning Actions, adjusted operating income in the second quarter of 2016 was $38.2 million or 2.8% of net sales, versus $54.9 million or 4.1%  of net sales in the second quarter of 2015.

•

Cash flows used in operating activities for the second quarter of 2016 were $16.0 million versus cash flows provided by operating activities of $120.8 million in 2015. The $136.8 million decrease over the prior year was primarily driven by a $44.0 million increase in inventory in the first six months of 2016, compared with a decrease of $48.9 million in the same prior year period and an increase in accounts receivable of $28.4 million in the current quarter versus a $28.3 million decrease in the prior year. Cash flow used in investing activities for capital expenditures totaled $19.3 million in 2016 compared with $11.9 million in 2015.

•

Implementation of our initiative to combine the office products and janitorial businesses on a common operating platform began in the third quarter of 2015 and facility conversions were completed in April of 2016.

Repositioning Actions

•

A voluntary lump-sum pension offering was completed in the second quarter of 2016 and will result in a significant reduction of interest rate, mortality and investment risk of the pension plan. Due to this offer, a settlement and remeasurement of the Essendant Pension Plan was required as of May 31, 2016, resulting in a defined benefit plan settlement loss of $11.7 million for the three and six months ended June 30, 2016. Refer to Note 9 “Pension and Post-Retirement Benefit Plans”, for further information on the remeasurement and voluntary lump sum program.

•

On June 1, 2015 we officially rebranded the Company to Essendant Inc. to communicate the Company’s strategy in a consistent manner. When we announced in the first quarter of 2015 our decision to rebrand the company, the ORS Nasco trademark and certain OKI brands were determined to be impaired. Pre-tax, non-cash, impairment charges and accelerated amortization totaling $11.0 million were recorded in the first half of 2015.

•

In 2015 we exited non-strategic channels to further align our product categories and channels with our strategies, including the sale of Azerty de Mexico, our operations in Mexico. The total charges in the first half of 2015 related to the disposition of this subsidiary were $14.9 million. In the first half of 2015, this subsidiary had net sales of $41.9 million and $0.1 million operating income, excluding the charges previously mentioned.

•

Restructuring actions were taken in 2015 to improve our operational utilization, labor spend, inventory performance and functional alignment of the organization. This included workforce reductions and facility consolidations with an expense impact of $0.3 million in the first half of 2016 and $6.3 million in the first half of 2015. We have reduced over 11% of our fixed labor headcount since the beginning of 2015 as a result of these actions.

Margin Enhancement, Cost Reduction and Improved Cash Flow

The company continues to reposition the business for continued success despite marketplace headwinds, which includes a plan to accelerate efforts to advance our strategy, improve margins and reduce costs, and increase cash flow in the second half of 2016. The plan involves a number of actions including pricing that better aligns to our cost to serve, merchandising excellence, continued reduction in discretionary expenses, a plan to reduce distribution center footprint, further simplification of the organization and lower fixed cost structure, as well as significant inventory reduction driven by lower purchasing levels.

The actions are designed to improve the run-rate financial performance of the company and are reflected in the updated guidance.

Guidance

The Company updated its outlook regarding 2016, and currently expects the following:

•	+1% to +2% revenue growth compared to prior year, or total company revenue in the range of $5.4 billion to $5.475 billion
•	Adjusted diluted earnings per share in the range of $2.15 to $2.30
•	Free cash flow of $150 million in the second half of 2016

The guidance above excludes a $0.20 per share charge related to a defined benefit pension plan settlement (Note 9) and workforce reduction and facility consolidation, and excludes any acquisitions or unusual charges that may occur in the remainder of fiscal year 2016.

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

Critical Accounting Policies, Judgments and Estimates

In the second quarter of 2016, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Adjusted Operating Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

The following table presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data), excluding the effects of the pre-tax charges related to the defined benefit plan settlement charge, workforce reduction and facility consolidations, intangible asset impairment charge and accelerated amortization related to rebranding and asset held for sale impairment. Generally Accepted Accounting Principles require that the effects of these items be included in the Condensed Consolidated Statements of Income. Management believes that excluding these items is an appropriate comparison of its ongoing operating results and to the results of last year. It is helpful to provide readers of its financial statements with a reconciliation of these items to its Condensed Consolidated Statements of Income reported in accordance with Generally Accepted Accounting Principles.

	For the Three Months Ended June 30,
	2016	2015 (Revised)*

Operating expenses	$169,369	$156,912
Defined benefit plan settlement charge	(11,744)	-
Workforce reduction and facility consolidations	-	138
Intangible asset impairment charge and accelerated amortization related to rebranding	-	(512)
Asset held for sale impairment	-	(1,361)
Adjusted operating expenses	$157,625	$155,177

Operating income	$26,454	$53,207
Operating expense items noted above	11,744	1,735
Adjusted operating income	$38,198	$54,942
Depreciation and amortization	$9,966	$10,221
Equity compensation	2,778	628
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$50,942	$65,791

Net income	$12,933	$29,834
Operating expense items noted above, net of tax	7,328	942
Adjusted net income	$20,261	$30,776

Diluted net income per share	$0.35	$0.78
Per share operating expense items noted above	0.20	0.03
Adjusted diluted net income per share	$0.55	$0.81

	For the Six Months Ended June 30,
	2016	2015 (Revised)*

Operating expenses	$337,047	$354,493
Defined benefit plan settlement charge	(11,744)	-
Workforce reduction and facility consolidations	(254)	(6,295)
Intangible asset impairment charge and accelerated amortization related to rebranding	-	(10,975)
Asset held for sale impairment	-	(14,927)
Adjusted operating expenses	$325,049	$322,296

Operating income	$58,858	$56,021
Operating expense items noted above	11,998	32,197
Adjusted operating income	$70,856	$88,218
Depreciation and amortization	$20,454	$20,932
Equity compensation	5,689	3,268
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$96,999	$112,418

Net income	$29,463	$23,827
Operating expense items noted above, net of tax	7,480	24,837
Adjusted net income	$36,943	$48,664

Diluted net income per share	$0.80	$0.62
Per share operating expense items noted above	0.20	0.65
Adjusted diluted net income per share	$1.00	$1.27

Net cash (used in) provided by operating activities	$(15,984)	$120,848
Net cash used in investing activities	(16,557)	(12,445)
Less: Acquisition, net of cash acquired	-	532
Free cash flow	$(32,541)	$108,935

Results of Operations—Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

Net Sales. Net sales for the second quarter of 2016 were $1.35 billion. The following table summarizes net sales by product category for the three-month periods ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,
	2016	2015 (1)
Janitorial and breakroom supplies (JanSan)	$366,671	$370,032
Technology products	341,408	349,184
Traditional office products (including cut-sheet paper)	309,496	293,160
Industrial supplies	144,458	150,663
Automotive	80,550	63,997
Office furniture	74,078	78,298
Freight revenue	32,361	30,299
Services, Advertising and Other	5,501	6,166
Total net sales	$1,354,523	$1,341,799

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Net sales in the janitorial and breakroom supplies (JanSan) product category decreased 0.9% in the second quarter of 2016 compared to the second quarter of 2015. This category accounted for 27.1% of the Company’s second quarter 2016 consolidated net sales. Sales in this category declined due to lower volumes in independent dealer channels.

Net sales in the technology products category (primarily ink and toner) decreased 2.2% from the second quarter of 2015. This category accounted for 25.2% of net sales for the second quarter of 2016. Excluding our Mexican subsidiary, which was sold in the third quarter of 2015, net sales in this category increased 3.3% compared to the prior year quarter, which was driven by sales to new customers.

Net sales of traditional office products increased in the second quarter of 2016 by 5.6% versus the second quarter of 2015. Traditional office supplies represented 22.8% of the Company’s consolidated net sales for the second quarter of 2016. The sales increase was driven by increases in cut-sheet paper sales and higher government spending.

Industrial supplies net sales in the second quarter of 2016 decreased by 4.1% compared to the same prior-year period. Net sales of industrial supplies accounted for 10.7% of the Company’s net sales for the second quarter of 2016. The decline in industrial supplies net sales was primarily due to challenges in the oilfield sector and macro-economic environment. This decline was partially offset by growth in retail channel sales.

Automotive net sales in the second quarter of 2016 increased 25.9% compared to the second quarter of 2015. Automotive net sales represented 5.9% of the Company’s second quarter of 2016 net sales. This increase was due to the acquisition of Nestor which contributed $18.2 million in net sales.

Office furniture net sales in the second quarter of 2016 decreased 5.4% compared to the second quarter of 2015. Office furniture accounted for 5.5% of the Company’s second quarter of 2016 consolidated net sales. This decline was due to declines in sales in national accounts.

The remainder of the Company’s second quarter 2016 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the second quarter of 2016 was $195.8 million, compared to $210.1 million in the second quarter of 2015. The gross margin rate of 14.5% was down 120 basis points (bps) from the prior-year quarter gross margin rate of 15.7%. Our gross margin declined primarily due to customer and product mix, as we experienced margin pressure resulting from a shift in customer mix to lower margin customers and product mix to lower margin products, and higher freight (14 bps).

Operating Expenses. Operating expenses for the second quarter of 2016 were $169.4 million or 12.5% of net sales, compared to $156.9 million or 11.7% of net sales in the prior year. The $12.5 million increase was driven by the pension settlement charge of $11.7 million discussed in Note 9. Adjusted operating expenses were $157.6 million or 11.6% of net sales compared with $155.2 million or 11.6% of net sales in the same period last year. The Company expects to spend between $10 million and $15 million on the common platform project in 2016.

Interest Expense, net. Interest expense, net for the second quarter of 2016 was $5.7 million compared to $4.8 million in the second quarter of 2015. This was driven by higher debt outstanding related to our acquisitions in the past year.  Interest expense is expected to be higher in 2016 than in the prior year.

Income Taxes. Income tax expense was $7.8 million for the second quarter of 2016, compared with $18.6 million for the same period in 2015. The Company’s effective tax rate was 37.8% for the current-year quarter and 38.4% for the same period in 2015.

Net Income.  Net income for the second quarter of 2016 totaled $12.9 million or $0.35 per diluted share, compared to $29.8 million or $0.78 per diluted share in the prior year. Adjusted net income was $20.3 million, or $0.55 per diluted share, compared with adjusted net income of $30.8 million or $0.81 per diluted share for the same three-month period in 2015.

Results of Operations—Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Net Sales. Net sales for the six-month period ended June 30, 2016 were $2.71 billion. The following table summarizes net sales by product category for the six months ended June 30, 2016 and 2015 (in thousands):

	For the Six Months Ended June 30,
	2016	2015 (1)
Janitorial and breakroom supplies	$728,674	$728,454
Technology products	692,469	702,223
Traditional office products (including cut-sheet paper)	617,558	589,327
Industrial supplies	284,761	300,105
Automotive	159,958	124,238
Office furniture	148,128	156,257
Freight revenue	65,562	62,258
Services, Advertising and Other	9,709	11,312
Total net sales	$2,706,819	$2,674,174

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Sales in the janitorial and breakroom supplies product category in the first six months of 2016 were comparable to the first six months of 2015. This category accounted for 26.9% of the Company’s first six months of 2016 consolidated net sales.

Sales in the technology products category (primarily ink and toner) decreased in the first six months of 2016 by 1.4% versus the first six months of 2015. This category accounted for 25.6% of net sales for the first six months of 2016. Excluding our Mexican subsidiary, which was sold in the third quarter of 2015, net sales in this category increased 4.9% compared to the prior year quarter, which was driven by sales to new e-tailers and technology customers.

Sales of traditional office products increased in the first six months of 2016 by 4.8% versus the first six months of 2015. Traditional office supplies represented 22.8% of the Company’s consolidated net sales for the first six months of 2016. The improvement in this category was primarily driven by increases in cut-sheet paper sales.

Industrial supplies sales in the first six months of 2016 decreased by 5.1% compared to the same prior-year period and accounted for 10.5% of the Company’s net sales for the first six months of 2016. Industrial supplies sales declined due to impacts of our general industrial and energy channels. We expect this impact to continue throughout the year.

Automotive net sales in the first six months of 2016 increased 28.8% compared to the same prior-year period. Automotive net sales represented 5.9% of the Company’s net sales for the first six months of 2016. This increase was primarily due to the acquisition of Nestor which contributed $34.8 million in net sales.

Office furniture sales in the first six months of 2016 decreased 5.2% compared to the first six months of 2015. Office furniture accounted for 5.5% of the Company’s first six months of 2016 consolidated net sales. The decline in this category was primarily driven by national account and independent dealer channels sales decreases.

The remainder of the Company’s first six months of 2016 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first six months of 2016 was $395.9 million, compared to $410.5 million in the first six months of 2015. The gross margin rate of 14.6% was down 72 basis points (bps) from the prior-year period gross margin rate of 15.4%. This decrease was primarily due to customer and product mix and higher freight expenses (18 bps).

Operating Expenses. Operating expenses for the first six months of 2016 were $337.0 million or 12.5% of sales, compared with $354.5 million or 13.3% of sales in the same period last year. The $17.5 million decrease was due to higher expenses from Repositioning Actions in 2015. In 2016, Repositioning Actions consisted of a pension settlement charge of $11.7 million as discussed in Note 9 and $0.3 million in workforce reductions and facility closure charges.  The 2015 Repositioning Actions consisted of $6.3 million in workforce reductions and facility closure charges, $11.0 million in intangible asset impairment charges and accelerated amortization related to rebranding, and $15.0 million of impairment related to a non-strategic business being held for sale. Adjusted operating expenses were $325.0 million or 12.0% of net sales and $322.3 million or 12.1% of net sales in the first six months of 2016 and 2015, respectively.

Interest Expense, net. Interest expense, net for the first six months of 2016 was $11.6 million compared to $9.6 million in the first six months of 2015.

Income Taxes. Income tax expense was $17.8 million for the first six months of 2016, compared with $22.6 million for the same period in 2015. The Company’s effective tax rate was 37.7% for the current-year period and 48.7% for the same period in 2015.

Net Income. Net income for the first six months of 2016 totaled $29.5 million or $0.80 per diluted share, including $7.5 million after-tax, or $0.20 per diluted share, of costs related to repositioning actions. Adjusted net income was $36.9 million, or $1.00 per diluted share, compared with net income of $48.7 million or $1.27 per diluted share for the same six-month period in 2015.

Pension Settlement

Defined benefit plan settlement loss of $11.7 million for the three and six months ended June 30, 2016 resulted from the voluntary lump sum program announced in February 2016. Refer to Note 9 “Pension and Post-Retirement Benefit Plans”, for further information on the remeasurement and voluntary lump sum program.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash used in operating activities for the six-month period ended June 30, 2016 totaled $16.0 million, compared with $120.8 million cash provided by operating activities in the six-month period ended June 30, 2015. The $136.8 million decrease over the prior year was primarily driven by a $44.0 million increase in inventory in the first six months of 2016, compared with a decrease of $48.9 million in the same prior year period, and a $28.4 million increase in accounts receivable in the current year versus a $28.3 million decrease in accounts receivable in the prior year.

Investing Activities

Net cash used in investing activities for the first six months of 2016 was $16.6 million, compared with $12.4 million for the six-month period ended June 30, 2015.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2016 totaled $27.9 million, compared with $95.0 million cash used in financing activities in the prior-year period. Net cash provided by financing activities during the first six months of 2016 was impacted by $43.9 million in net borrowings under our revolving credit facility, $6.8 million in share repurchases and $10.2 million in payments of cash dividends.

On May 25, 2016, the Board of Directors approved a dividend of $0.14 which was paid on July 15, 2016 to shareholders of record as of June 15, 2016. On July 14, 2016, the Board of Directors approved a dividend of $0.14 which will be paid on October 14, 2016 to shareholders of record as of September 15, 2016.

The 2013 Credit Agreement and the 2013 Note Purchase Agreement (each as defined in Note 11 “Debt” in the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2015) limit the Company’s ability to repurchase its stock when the Company’s Leverage Ratio, as defined in the 2013 Credit Agreement and the 2013 Note Purchase Agreement and as reported to its lenders, exceeds 3.00 to 1.00. As of June 30, 2016, the Company’s Leverage Ratio exceeded 3.00 to 1.00.

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

Financing available from debt and the sale of accounts receivable as of June 30, 2016, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	412.3
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.4
Total financing utilized		773.7
Available financing, before restrictions		276.3
Restrictive covenant limitation (2)		169.2
Available financing as of June 30, 2016		$107.1

(1)     The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

(2)

Each of the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Amended and Restated Transfer and Administration Agreement, dated as of January 18, 2013, between ECO, Essendant Receivables LLC, Essendant Financial Services LLC, and certain lenders, prohibit the Company from exceeding a Leverage Ratio of 3.50 to 1.00 (4.00 to 1.00 or 3.75 to 1.00 for the first four fiscal quarters (the “Adjusted Leverage Period”) following certain acquisitions). The maximum permitted Leverage Ratio under these agreements was 4.00 to 1.00 for the quarter ended June 30, 2016 and will be 3.50 to 1.00 for the quarter ending September 30, 2016. If, during an Adjusted Leverage Period, the Leverage Ratio exceeds 3.50 to 1.00, the annual interest on the notes outstanding under the 2013 Note Purchase Agreement will increase by 0.625% (if the Leverage Ratio is between 3.50 to 1.00 and 3.75 to 1.00) or by 0.75% (if the Leverage Ratio is between 3.75 to 1.00 and 4.00 to 1.00) until the Company’s Leverage Ratio returns to 3.50 to 1.00 or less. The Company’s Leverage Ratio as of June 30, 2016 was 3.51 to 1.00. The interest rate under the 2013 Credit Agreement also varies depending on the Company’s Leverage Ratio. See footnote 8 to the Condensed Consolidated Financial Statements included herein.

The Company’s total capitalization consisted of the following amounts (in millions):

	As of	As of
	June 30,	December 31,
	2016	2015
2013 Credit Agreement	$412.3	$368.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	-
Debt	762.4	718.4
Stockholders’ equity	754.0	723.7
Total capitalization	$1,516.4	$1,442.1

Debt-to-total capitalization ratio	50.3%	49.8%

We believe that our operating cash flow and financing capacity, as described, provide adequate liquidity for operating the business for the foreseeable future. Refer to Note 8, “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 11 “Debt” in our Annual Report on Form 10-K for the year-ended December 31, 2015.

Contractual Obligations

During the six-month period ended June 30, 2016, contractual obligations increased by $35 million from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, driven by new facility leases, facility lease renewals and new multi-year technology contracts.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 14 “Legal Matters.”

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors described in such Form 10-K, except for the following two revised risk factors.

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

For example, during the second quarter of 2016, the Company’s profitability was adversely affected by margin pressure resulting primarily from a shift in customer mix to lower margin customers and in product category mix to lower margin products. The transparency of pricing online also caused margin pressure.

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

For example, lower supplier allowances and promotional incentives contributed to the unfavorable margin impact of the product category mix shift in the second quarter of 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

During the six months ended June 30, 2016 and 2015, the Company repurchased 241,270 and 781,141 shares of common stock at an aggregate cost of $6.8 million and $31.5 million, respectively. The Company did not repurchase any additional shares through July 18, 2016. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2016 to April 30, 2016	-	-	-	68,160,702
May 1, 2016 to May 31, 2016	-	-	-	68,160,702
June 1, 2016 to June 30, 2016	-	-	-	68,160,702
Total Second Quarter	-	$-	-	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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

Amendment No. 1 to Note Purchase Agreement, dated as of January 27, 2016, among ECO, ESND and the holders of Notes issued by the Company that are parties thereto (Exhibit 4.2 to the Form 10-Q, filed on April 20, 2016)

4.3	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)

4.4	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)

31.1*	Certification of Chief Executive Officer, dated as of July 20, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, dated as of July 20, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of July 20, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 20, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2016 and 2015 , (ii) the Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2016 and 2015 , and (iv) Notes to Condensed Consolidated Financial Statements..

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: July 20, 2016	/s/ Earl C. Shanks
Earl C. Shanks
Senior Vice President and Chief Financial Officer