Form 10-Q
period 2016-09-30
ESSENDANT INC
filed 2016-10-26
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

On October 24, 2016, the registrant had outstanding 36,968,408 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30,	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$22,647	$29,983
Accounts receivable, less allowance for doubtful accounts of $16,696 in 2016 and $17,810 in 2015	752,260	716,537
Inventories	850,463	922,162
Other current assets	44,771	27,310
Total current assets	1,670,141	1,695,992
Property, plant and equipment, net	126,334	133,751
Goodwill	298,242	299,355
Intangible assets, net	86,886	96,413
Other long-term assets	55,059	37,348
Total assets	$2,236,662	$2,262,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$540,743	$531,949
Accrued liabilities	192,189	177,472
Current maturities of long-term debt	35	51
Total current liabilities	732,967	709,472
Deferred income taxes	8,372	11,901
Long-term debt	620,155	716,264
Other long-term liabilities	92,535	101,488
Total liabilities	1,454,029	1,539,125
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2016 and 2015	7,444	7,444
Additional paid-in capital	406,964	410,927
Treasury stock, at cost – 36,967,378 shares in 2016 and 37,178,394 shares in 2015	(1,097,094)	(1,100,867)
Retained earnings	1,514,573	1,463,821
Accumulated other comprehensive loss	(49,254)	(57,591)
Total stockholders’ equity	782,633	723,734
Total liabilities and stockholders’ equity	$2,236,662	$2,262,859

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,407,504	$1,391,545	$4,114,323	$4,065,719
Cost of goods sold	1,208,650	1,166,402	3,519,564	3,430,062
Gross profit	198,854	225,143	594,759	635,657
Operating expenses:
Warehousing, marketing and administrative expenses	138,107	172,159	463,410	526,653
Defined benefit plan settlement loss (Note 10)	419	-	12,163	-
Operating income	60,328	52,984	119,186	109,004
Interest expense, net	6,484	5,300	18,058	14,918
Income before income taxes	53,844	47,684	101,128	94,086
Income tax expense	17,102	20,017	34,923	42,594
Net income	$36,742	$27,667	$66,205	$51,492
Net income per share - basic:	$1.00	$0.74	$1.81	$1.36
Average number of common shares outstanding - basic	36,578	37,300	36,560	37,724
Net income per share - diluted:	$0.99	$0.74	$1.79	$1.35
Average number of common shares outstanding - diluted	36,938	37,608	36,896	38,109
Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$36,742	$27,667	$66,205	$51,492
Other comprehensive income (loss), net of tax
Translation adjustments	(692)	7,497	2,441	3,076
Minimum pension liability adjustments	(2,298)	967	6,035	2,831
Cash flow hedge adjustments	288	(208)	(139)	(636)
Total other comprehensive income (loss), net of tax	(2,702)	8,256	8,337	5,271
Comprehensive income	$34,040	$35,923	$74,542	$56,763

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$66,205	$51,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,199	36,344
Share-based compensation	6,903	6,447
(Gain) loss on the disposition of property, plant and equipment	(21,027)	1,562
Amortization of capitalized financing costs	502	659
Excess tax cost (benefit) related to share-based compensation	960	(402)
Asset impairment charges	-	34,893
Loss on sale of equity investment	-	33
Deferred income taxes	(6,970)	(15,285)
Pension settlement charge	12,163	-
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(35,457)	(31,288)
Decrease in inventory	73,735	54,354
Increase in other assets	(35,221)	(8,720)
Increase in accounts payable	8,902	50,412
Increase in accrued liabilities	13,659	6,500
Decrease in other liabilities	(12,585)	(3,342)
Net cash provided by operating activities	105,968	183,659
Cash Flows From Investing Activities:
Capital expenditures	(28,167)	(18,133)
Proceeds from the disposition of property, plant and equipment	33,890	184
Acquisition, net of cash acquired	-	(40,471)
Proceeds from sale of equity investment	-	612
Net cash provided by (used in) investing activities	5,723	(57,808)
Cash Flows From Financing Activities:
Net repayments under revolving credit facility	(96,640)	(45,309)
Net proceeds (disbursements) from share-based compensation arrangements	621	(1,507)
Acquisition of treasury stock, at cost	(6,839)	(55,677)
Payment of cash dividends	(15,355)	(15,976)
Excess tax (cost) benefit related to share-based compensation	(960)	402
Payment of debt issuance costs	(86)	(36)
Net cash used in financing activities	(119,259)	(118,103)
Effect of exchange rate changes on cash and cash equivalents	232	(513)
Net change in cash and cash equivalents	(7,336)	7,235
Cash and cash equivalents, beginning of period	29,983	20,812
Cash and cash equivalents, end of period	$22,647	$28,047
Other Cash Flow Information:
Income tax payments, net	$27,821	$53,704
Interest paid	19,607	16,032

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

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2015, was derived from the December 31, 2015 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”)  for further information.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at September 30, 2016 and the results of operations and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the new guidance, when awards vest or are settled, companies are required to record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement instead of in additional paid-in capital (APIC). This guidance will be applied prospectively. Furthermore, companies will present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, which companies can elect to apply retrospectively or prospectively. Under the new guidance, companies will elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimate the number of awards expected to be forfeited, as is currently required. This guidance will be applied using a modified retrospective transition method, with a cumulative adjustment to retained earnings. The standard will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Inventory

Approximately 98.4% of total inventory as of September 30, 2016 and December 31, 2015, respectively, has been valued under the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.  Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of FIFO cost or market, inventory values would have been $147.2 million and $147.8 million higher than reported as of September 30, 2016 and December 31, 2015, respectively.

The change in the LIFO reserve in the third quarter of 2016 included a LIFO liquidation relating to decrements in five of the Company’s thirteen LIFO pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $2.3 million which was partially offset by LIFO expense of $2.1 million related to current inflation for an overall net decrease in cost of sales of $0.2 million for the three months ended September 30, 2016. For the three months ended September 30, 2015, the change in the method of inventory costing resulted in LIFO income of $3.5 million which was partially offset by LIFO expense of $0.8 million related to inflation for an overall net decrease in cost of sales of $2.7 million. For the nine months ended September 30, 2016, the LIFO income of $2.3 million related to the liquidation was more than offset by LIFO expense of $3.2 million related to current inflation for an overall net increase in cost of sales of $0.9 million.

2. Acquisitions

Nestor Sales LLC

On July 31, 2015, Essendant Co. completed the acquisition of 100% of the capital stock of Nestor Sales LLC (“Nestor”), a leading wholesaler and distributor of tools, equipment and supplies to the transportation industry.  This acquisition accelerates the Company’s growth in the automotive aftermarket, complements the Company’s existing industrial offerings while providing access to new customer segments.

The purchase price was $41.8 million. This acquisition was funded through a combination of cash on hand and cash available under the Company’s revolving credit facility. Purchase accounting for this transaction was completed as of June 30, 2016.

At September 30, 2016, the allocation of the purchase price was as follows (amounts in thousands):

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

3.  Sale-Leaseback On September 23, 2016, the Company entered into an agreement for the sale and leaseback of its facility in City of Industry, CA. The agreement provided for the sale of the facility for a purchase price of $31.7 million and the subsequent leaseback for a two year period. The lease is classified as an operating lease. As a result, the Company recorded a gain of $20.5 million in “warehousing, marketing and administrative expenses.” A deferred gain of approximately $2.8 million that will be amortized into income over the term of the lease was also recorded.  As of September 30, 2016, $1.4 million of the deferred gain is reflected in the accompanying Consolidated Balance Sheet under “other long-term liabilities”, with the remainder included as a component of “other current liabilities”.  The cash proceeds from the sale were used primarily to pay down long-term debt.

4. Share-Based Compensation

As of September 30, 2016, the Company has two active equity compensation plans. Under the 2015 Long-Term Incentive Plan (as amended and restated), award instruments include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their annual retainer in deferred stock units.

The Company granted 526,697 shares of restricted stock and 290,725 RSUs during the first nine months of 2016, compared to 440,948 shares of restricted stock and 162,092 RSUs during the first nine months of 2015.

5. Severance and Restructuring Charges

Commencing in the first quarter of 2015, the Company began certain restructuring actions which included workforce reductions and facility closures. Commencing in the fourth quarter of 2015, the Company executed actions to reduce costs through management delayering in order to achieve broader functional alignment of the organization. The charges associated with these actions were included in “warehousing, marketing and administrative expenses.”

The expenses, cash flows, and accrued liabilities associated with the restructuring actions described above are noted in the following table (in thousands):

	Expenses				Cash flow		Accrued Liabilities
	For the three months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,		As of September 30,
	2016	2015	2016	2015	2016	2015	2016
First quarter 2015 Actions
Workforce reduction	$(0.5)	$-	$(0.5)	$6.0
Facility closure	$-	0.2	$0.3	0.5
Total	$(0.5)	0.2	$(0.2)	$6.5	$1.2	$3.0	$0.8

Fourth Quarter 2015 Action
Workforce reduction	$(0.7)	N/A	$(0.7)	N/A	$8.0	N/A	$2.1

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are noted in the following table (in thousands):

Goodwill, balance as of December 31, 2015	$299,355
Purchase accounting adjustments	(1,858)
Currency translation adjustments	745
Goodwill, balance as of September 30, 2016	$298,242

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	September 30, 2016				December 31, 2015
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$137,678	$(59,545)	$78,133	16	$137,938	$(51,357)	$86,581	16
Non-compete agreements	4,651	(4,260)	391	4	4,644	(4,260)	384	4
Trademarks	13,725	(5,363)	8,362	14	13,688	(4,240)	9,448	14
Total	$156,054	$(69,168)	$86,886		$156,270	$(59,857)	$96,413

The following table summarizes the amortization expense to be incurred in 2016 through 2020 on intangible assets (in thousands):

Year	Amount
2016	$12,242
2017	10,797
2018	8,054
2019	6,937
2020	6,934

7. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended September 30, 2016 was as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2015	$(9,866)	$146	$(47,871)	$(57,591)
Other comprehensive (loss) income before reclassifications	2,441	(579)	(3,946)	(2,084)
Settlement loss reclassified from AOCI	-	-	7,453	7,453
Amounts reclassified from AOCI	-	440	2,528	2,968
Net other comprehensive (loss) income	2,441	(139)	6,035	8,337
AOCI, balance as of September 30, 2016	$(7,425)	$7	$(41,836)	$(49,254)

The following table details the amounts reclassified out of AOCI into the income statement during the three and nine months ended September 30, 2016  (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,	Affected Line Item In The Statement
Details About AOCI Components	2016	2016	Where Net Income is Presented
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$249	$789	Interest expense, net
Loss on foreign exchange hedges, before tax	-	(70)	Cost of goods sold
	(96)	(279)	Tax provision
	$153	$440	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,237	$4,125	Warehousing, marketing and administrative expenses
Settlement loss	419	12,163	Defined benefit plan settlement loss
	(641)	(6,307)	Tax provision
	1,015	9,981	Net of tax
Total reclassifications for the period, net of tax	$1,168	$10,421

8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month period ending September 30, 2016 and 2015, 0.3 and 0.4 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month period ending September 30, 2016, 0.3 million shares of securities were excluded from the computation. For the nine-month period September 30, 2015, no shares of securities were excluded from the computation. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$36,742	$27,667	$66,205	$51,492
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,578	37,300	36,560	37,724
Effect of dilutive securities:
Employee stock options and restricted stock	360	308	336	385
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	36,938	37,608	36,896	38,109
Net income per share:
Net income per share - basic	$1.00	$0.74	$1.81	$1.36
Net income per share - diluted	$0.99	$0.74	$1.79	$1.35

Common Stock Repurchases

As of September 30, 2016 , the Company had Board authorization to repurchase $68.2 million of common stock. During the three months ended September 30, 2016, the Company did not repurchase any shares of its common stock. For the same period in the prior year, the Company repurchased 744,081 shares at an aggregate cost of $25.9 million. During the nine months ended September 30, 2016 and 2015, the Company repurchased 241,270 and 1,525,222 shares of the Company’s common stock at an aggregate cost of $6.8 million and $57.4 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first nine months of 2016 and 2015, the Company reissued 452,286 and 369,591 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

9. Debt

ESND is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, ECO, and from borrowings by ECO. The 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program (each as defined in Note 11 of the 2015 Form 10-K) (each a “Lending Agreement”) contain restrictions on the use of cash transferred from ECO to ESND. Each of the Lending Agreements also prohibits the Company from exceeding a Leverage Ratio (as defined in the 2013 Credit Agreement and the 2013 Note Purchase Agreement). The maximum Leverage Ratio is 3.50 to 1.00 but increases to up to 4.00 to 1.00 for the first four fiscal quarters (the “Adjusted Leverage Period”) following certain acquisitions. Following the 2015 acquisition of Nestor Sales, an Adjusted Leverage period was applicable through the quarter ended June 30, 2016. On August 30, 2016, the Lending Agreements were amended to extend the Adjusted Leverage Period for two additional quarters. As a result, the maximum permitted Leverage Ratio remains at 4.00 to 1.00 but will revert to 3.50 to 1.00 for the quarter ending March 31, 2017.

Debt consisted of the following amounts (in millions):

	As of	As of
	September 30, 2016	December 31, 2015

2013 Credit Agreement	$271.8	$368.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Mortgage & Capital Lease	0.1	0.1
Transaction Costs	(1.7)	(2.2)
Total	$620.2	$716.3

As of September 30, 2016, 75.9% of the Company’s outstanding debt, excluding capital leases and transaction costs, was priced at variable interest rates based primarily on the applicable bank prime rate or London InterBank Offered Rate (“LIBOR”).

The Company had outstanding letters of credit of $11.2 million and $11.6 million under the 2013 Credit Agreement as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the applicable margin under the 2013 Credit Agreement was 2.00% for LIBOR-based loans and was 1.00% for Alternate Base Rate loans. Interest under the 2013 Note Purchase Agreement is payable semi-annually at a rate per annum equal to 3.75% (3.66% after the effect of terminating an interest rate swap),  except the annual rate increases by 0.625% if the Company’s Leverage Ratio is between 3.50 to 1.00 and 3.75 to 1.00, and increases by 0.75% if the Leverage Ratio is between 3.75 to 1.00 and 4.00 to 1.00. The Company’s Leverage Ratio was 3.51 to 1.00 as of June 30, 2016 and was 2.77 to 1.00 as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, $552.9 million and $448.6 million, respectively, of receivables had been sold to the Investors (as defined in Note 11 to the Company’s Consolidated Financial Statements in the 2015 Form 10-K). Essendant Receivables LLC had $200.0 million outstanding under the Receivables Securitization Program as of September 30, 2016 and December 31, 2015.

For additional information about the 2013 Credit Agreement, the 2013 Note Purchase Agreement, and the Receivables Securitization Program, see Note 11 of the 2015 Form 10-K.

10. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 13 to the Company’s Consolidated Financial Statement in the 2015 Form 10-K. A summary of net periodic pension cost related to the Company’s pension plans for the three and nine months ended September 30, 2016 and 2015 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost - benefit earned during the period	$318	$321	$952	$1,121
Interest cost on projected benefit obligation	1,806	2,208	6,322	6,748
Expected return on plan assets	(2,219)	(2,803)	(7,484)	(8,413)
Amortization of prior service cost	74	72	222	222
Amortization of actuarial loss	1,163	1,501	3,903	4,401
Settlement loss	419	-	12,163	-
Net periodic pension cost	$1,561	$1,299	$16,078	$4,079

The Company made cash contributions of $10.0 million and $2.0 million to its pension plans during the nine months ended September 30, 2016 and 2015, respectively. Additional contributions, if any, for 2016 have not yet been determined. As of September 30, 2016 and December 31, 2015, respectively, the Company had accrued $44.7 million and $48.4 million of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

During 2016, the Company has taken several actions to mitigate the interest rate, mortality and investment risks of the Essendant Pension Plan. These actions include a limited-time voluntary lump-sum pension offering to eligible, terminated, vested plan participants that was completed during the second quarter.

As a result of the lump sum offer, a settlement and remeasurement of the Essendant Pension Plan was performed. The remeasurement and activity in the first nine months of 2016 had no cash impact to the Company since the payments were made by the Essendant Pension Trust, and resulted in a $1.5 million improvement to the net funded status of the plan, therefore reducing other long-term liabilities. However, the settlement caused a loss of $12.2 million, which was partially offset by the $8.4 million reduction in Accumulated Other Comprehensive Income related to the unrecognized actuarial loss, for a net impact on shareholders’ equity of $3.8 million as of September 30, 2016 when compared to December 31, 2015. This offer also reduces future pension expense recognized by the Company and volatility related to future obligations of the plan.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.8 million and $5.5 million, respectively, for the Company match of employee contributions to the Plan for the three and nine months ended September 30, 2016. During the same periods last year, the Company recorded expense of $1.5 million and $4.4 million to match employee contributions.

11. Fair Value Measurements

The Company measures certain financial assets and liabilities, including interest rate swap and foreign currency derivatives, at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates. The fair value of the interest rate swaps is determined by using quoted market forward rates (level 2 inputs) and reflects the present value of the amount the Company would pay for contracts involving the same notional amount and maturity date.  The fair value of the foreign currency cash flow hedge is determined by using quoted market spot rates (level 2 inputs).

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements as of September 30, 2016
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange hedges	$95	$-	$95	$-

Liabilities
Interest rate swap	$501	$-	$501	$-
Foreign exchange hedges	30	-	30	-
	$531	$-	$531	$-

	Fair Value Measurements as of December 31, 2015
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange hedges	$91	$-	$91	$-

Liabilities
Interest rate swap	$469	$-	$469	$-

The carrying amount of accounts receivable at September 30, 2016, including $552.9 million of receivables sold under the Receivables Securitization Program, approximates fair value because of the short-term nature of this item.

No assets or liabilities were measured at fair value on a nonrecurring basis.

12. Other Assets and Liabilities

Receivables related to supplier allowances totaling $93.4 million and $111.0 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively.

Accrued customer rebates of $64.3 million and $63.6 million as of September 30, 2016 and December 31, 2015, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

13. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $17.1 million and $34.9 million on pre-tax income of $53.8 million and $101.1 million, for an effective tax rate of 31.8% and 34.5%, respectively. For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $20.0 million and $42.6 million on pre-tax income of $47.7 million and $94.1 million, for an effective tax rate of  42.0% and 45.3%, respectively.

The Company’s U.S. statutory rate is 35.0%. The most significant factor impacting the effective tax rate for the three and nine months ended September 30, 2016 was the discrete tax impact of the payment of a dividend from a foreign subsidiary. The most significant factors impacting the effective tax rate for the three and nine months ended September 30, 2015 were the discrete tax impacts of the impairment charges and the establishment of a valuation allowance on a capital loss asset for financial reporting purposes related to selling a non-strategic business in the third quarter.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015 (the “2015 Form 10-K”) and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Company Overview

Essendant Inc. is a leading supplier of workplace essentials, with 2015 net sales of approximately $5.4 billion. Essendant Inc. stocks over 180,000 items and is a leading national wholesale distributor of workplace items including traditional office products and office furniture, janitorial, sanitation and breakroom supplies, technology products, industrial supplies, and automotive aftermarket tools and equipment. These items include a broad spectrum of manufacturer-branded and private branded products. Essendant sells through a network of 71 distribution centers to approximately 30,000 reseller customers, who in turn sell directly to end consumers. The Company also operates CPO Commerce which sells power tools and outdoor equipment online to the consumer market and construction professionals.

We have begun implementing the first phase of a comprehensive multi-year transformation program to improve the value of our business, which includes:

•	Winning back lost revenue in the JanSan distributor channel
•	Aligning pricing with the cost to serve
•	Enhancing our merchandising efforts through better sourcing and assortment
•	Driving productivity and reducing costs
•	Diversifying the industrial channel

Key Trends and Recent Results

The following is a summary of selected trends, events or uncertainties that the Company believes may have a significant impact on its future performance.

Third Quarter Results

•	Third quarter net sales increased 1.1%, from the prior-year quarter to $1.4 billion.
•

Gross profit as a percent of net sales in the third quarter of 2016 was 14.1% versus 16.2% in the prior-year quarter. Gross profit for the third quarter of 2016 was $198.9 million, compared to $225.1 million in the third quarter of 2015.

•

Operating expenses in the third quarter of 2016 were $138.5 million or 9.8% of net sales, compared with $172.2 million or 12.4% of net sales in the prior-year quarter, including impacts of the Company’s Actions impacting comparability of results (collectively, the “Actions”) discussed below. Adjusted operating expenses in the third quarter of 2016 were $158.6 million or 11.3% of net sales compared to $158.6 million or 11.4% of net sales in the prior-year quarter. Refer to the Adjusted Operating Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings Per Share and Free Cash Flow table (the “Non-GAAP table”) included later in this section for more detail.

•

Operating income for the quarter ended September 30, 2016 was $60.3 million or 4.3% of net sales, compared with $53.0 million or 3.8% of net sales in the prior year quarter, including impacts of the Actions discussed below. Excluding the Actions, adjusted operating income in the third quarter of 2016 was $40.2 million or 2.9% of net sales, versus $66.5 million or 4.8% of net sales in the third quarter of 2015.

•

Diluted earnings per share for the third quarter of 2016 increased to $0.99 from $0.74 in the prior year quarter, including the impacts of the Actions discussed below. Adjusted diluted earnings per share were $0.57 compared with $1.00 in the prior-year period.

•	Cash flows provided by operating activities for the nine months ended September 30, 2016 were $106.0 million versus $183.7 million in the prior year quarter.
o	Inventory decreased $73.7 million compared to a decrease of $54.4 million in the prior year.
o	Accounts payable increased $8.9 million compared to an increase of $50.4 million in the prior year.
o	Dealer rebate prepayments increased $34.5 million compared to an increase of $10.8 million in the prior year.
•

Cash flow provided by investing activities improved $63.5 million compared to the prior year due to proceeds of $31.0 million from the 2016 sale of our City of Industry facility. In addition, there were no acquisitions in 2016 compared to acquisitions totaling $40.5 million in the prior year.

Actions impacting comparability of results (the “Actions”)

•

In the third quarter of 2016, the Company entered into a two-year operating lease agreement in connection with the disposition of its City of Industry facility. The sale of the facility resulted in a $20.5 million gain. Refer to Note 3 for further details of this transaction.

•	In the third quarter of 2016, the Company incurred charges of $1.2 million related to severance costs for two members of the Company’s operating leadership team.
•

A voluntary lump-sum pension offering was completed in the second quarter of 2016 and resulted in a significant reduction of interest rate, mortality and investment risk of the Essendant Pension Plan. Due to this offer, a settlement and remeasurement of the Essendant Pension Plan was required as of August 31, 2016 and May 31, 2016, resulting in a defined benefit plan settlement loss of $0.4 million and $12.2 million, respectively, for the three and nine months ended September 30, 2016. Refer to Note 10 “Pension and Post-Retirement Benefit Plans”, for further information on the remeasurement and voluntary lump sum program.

•

Restructuring actions were taken in 2015 to improve our operational utilization, labor spend, inventory performance and functional alignment of the organization. This included workforce reductions and facility consolidations with an unfavorable impact of $0.2 million in the three months ended September 30, 2015 and an unfavorable $6.5 million in the first nine months of 2015. In the three months and nine months ended September 30, 2016, the impact of these actions totaled a favorable $1.2 million and $1.0 million, respectively, due to the release of severance accruals.

•

On June 1, 2015, we officially rebranded the Company to Essendant Inc. to communicate the Company’s strategy in a consistent manner. When we announced in the first quarter of 2015 our decision to rebrand the company, the ORS Nasco trademark and certain OKI brands were determined to be impaired. Pre-tax, non-cash, impairment charges and accelerated amortization totaling $11.5 million were recorded in the first nine months of 2015.

•	In the third quarter of 2015, seller notes receivable of $10.7 million related to the 2014 sale of the Company’s software service provider were impaired.
•

In 2015 we exited non-strategic channels to further align our product categories and channels with our strategies, including the sale of Azerty de Mexico, our operations in Mexico. The total charges in the first nine months of 2015 related to the disposition of this subsidiary were $17.0 million. In the first nine months of 2015, this subsidiary had net sales of $50.1 million and operating loss of $0.8 million, excluding the charges previously mentioned.

Guidance

The Company revised its guidance regarding 2016, and currently expects the following:

•	Total company net sales in the range of $5.325 billion to $5.375 billion
•	Adjusted diluted earnings per share in the range of $1.75 to $1.90
•	Free cash flow greater than $150 million in the second half of 2016

Adjusted diluted earnings per share and free cash flow are non-GAAP measures. A quantitative reconciliation of our non-GAAP guidance to the corresponding GAAP information is not available because the non-GAAP guidance excludes certain GAAP information that is uncertain and difficult to predict.

The adjusted diluted earnings per share guidance excludes income in the first nine months of 2016 of $0.22 per share related to a settlement charge for the defined benefit plan, gain on sale of City of Industry facility, severance costs for operating leadership, restructuring charges, and non-GAAP tax provision. Actual amounts for these measures for the three and nine months ended September 30, 2016 appear in the Non-GAAP table included later in this section. For the remainder of the year, the factors that will be excluded are currently unknown due to the level of unpredictability and uncertainty associated with these items, but may include actions such as gain or loss on future sales of assets or businesses, future restructuring charges, non-GAAP tax adjustments, cash flow impacts of acquisitions, and other actions.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Form 10-K.

Critical Accounting Policies, Judgments and Estimates

In the third quarter of 2016, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the 2015 Form 10-K.

Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA and Free Cash Flow (the “Non-GAAP table”)

The Non-GAAP table below presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted EBITDA and Free Cash Flow for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data). These non-GAAP measures exclude certain non-recurring items and exclude other items that do not reflect the Company’s ongoing operations and are included to provide investors with useful information about the financial performance of our business. The presented non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP financial measures. The non-GAAP financial measures do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

In order to calculate the non-GAAP measures, management excludes the following items to facilitate the comparison of current and prior year results and ongoing operations, as management believes these items do not reflect the underlying cost structure of our business. These items can vary significantly in amount and frequency.

•

Restructuring charges. Workforce reduction and facility closure charges such as employee termination costs, facility closure and consolidation costs, and other costs directly associated with shifting business strategies or business conditions that are part of a restructuring program.

The Company commenced two such restructuring programs during 2015 (refer to Note 5).

•

Gain or loss on sale of assets or businesses. Sales of assets, such as buildings or equipment, and businesses can cause gains or losses. These transactions occur as the Company is repositioning its business and reviewing its cost structure.

The Company recognized a gain on the sale of its City of Industry facility in the third quarter of 2016 (refer to Note 3), a loss on the sale and related impairment of intangible assets of the operations in Mexico in 2015, and a loss on the sale and related impairment of intangible assets of its software subsidiary in 2014, recording an impairment of the seller notes in the third quarter of 2015.

Due to the sale of the City of Industry facility, the Company was able to utilize its capital loss carryforwards. This utilization resulted in the release of the valuation allowance previously established against the deferred tax asset. The $5.0 million tax benefit from the release of the valuation allowance reduced the effective tax rate for the three and nine months ended September 30, 2016, by 9.2% and 4.9%, respectively.

•	Severance costs for operating leadership. Employee termination costs related to members of the Company’s operating leadership team are excluded as they are based upon individual agreements.

Two operating leaders were severed from the Company in the third quarter of 2016, which were not part of a restructuring program.

•	Asset impairments. Changes in strategy or macroeconomic events may cause asset impairments.

The Company recorded impairment and accelerated amortization of its trademarks upon the announcement of its rebranding effort in 2015.

•

Other actions.  Actions, which may be non-recurring events, that result from the changing strategies and needs of the Company and do not reflect the underlying expense of the on-going business. These charges include items such as settlement charges related to the defined benefit plan settlement in 2016 (refer to Note 10) and the tax impact of the dividend from a foreign subsidiary (refer to Note 13).

Adjusted operating expenses and adjusted operating income. Adjusted operating expenses and adjusted operating income provide management and our investors with an understanding of the results from the primary operations of our business by excluding the effects of items described above that do not reflect the ordinary expenses and earnings of our operations. Adjusted operating expenses and adjusted operating income are used to evaluate our period-over-period operating performance as they are more comparable measures of our continuing business. These measures may be useful to an investor in evaluating the underlying operating performance of our business.

Adjusted net income and adjusted diluted earnings per share. Adjusted net income and adjusted diluted earnings per share provide a more comparable view of our Company’s underlying performance and trends than the comparable GAAP measures. Net income and diluted earnings per share are adjusted for the effect of items described above that do not reflect the ordinary earnings of our operations.

Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). Adjusted EBITDA is helpful in evaluating our operating performance and is used by management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting. Net income is adjusted for the effect of interest, taxes, depreciation and amortization and stock-based compensation expense. Management believes that adjusted EBITDA is also commonly used by investors to evaluate operating performance between competitors because it helps reduce variability caused by differences in capital structures, income taxes, stock-based compensation accounting policies, and depreciation and amortization policies.

Free cash flow. Free cash flow is useful to management and our investors as it is a measure of the Company’s liquidity. It provides a more complete understanding of factors and trends affecting our cash flows than the comparable GAAP measure. Net cash provided by (used in) operating activities and net cash provided by (used in) investing activities are aggregated and adjusted to exclude the non-cash impact of acquisitions and divestitures.

	For the Three Months Ended September 30,
	2016	2015

Operating expenses	$138,526	$172,159
Settlement charge related to the defined benefit plan (Note 10)	(419)	-
Gain on sale of City of Industry facility (Note 3)	20,541	-
Severance costs for operating leadership	(1,245)	-
Restructuring charges (Note 5)	1,210	(200)
Impairment of assets and accelerated amortization related to rebranding	-	(511)
Impairment of seller notes	-	(10,738)
Loss on sale of Mexico business and related costs	-	(2,072)
Adjusted operating expenses	$158,613	$158,638

Operating income	$60,328	$52,984
Operating expense adjustments noted above	(20,087)	13,521
Adjusted operating income	$40,241	$66,505

Net income	$36,742	$27,667
Operating expense adjustments noted above	(20,087)	13,521
Non-GAAP tax provision on adjustments
Settlement charge related to the defined benefit plan (Note 10)	(158)	-
Gain on sale of City of Industry facility (Note 3)	2,789	-
Severance costs for operating leadership	(469)	-
Restructuring charges (Note 5)	456	(76)
Dividend from a foreign subsidiary (Note 13)	1,666	-
Impairment of assets and accelerated amortization related to rebranding	-	(194)
Impairment of seller notes	-	(4,080)
Loss on sale of Mexico business and related costs	-	846
Adjusted net income	$20,939	$37,684

Diluted earnings per share	$0.99	$0.74
Operating expense adjustments noted above	(0.54)	0.36
Non-GAAP tax provision on adjustments	0.12	(0.10)
Adjusted diluted earnings per share	$0.57	$1.00

Net income	$36,742	$27,667
Provision for income taxes	17,102	20,017
Interest expense, net	6,484	5,300
Depreciation and amortization	10,046	10,424
Equity compensation expense	1,355	3,179
Operating expense adjustments noted above	(20,087)	13,521
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$51,642	$80,108

Net cash provided by operating activities	$121,952	$62,811
Net cash provided by (used in) investing activities	22,280	(45,363)
Less: Acquisition, net of cash acquired	-	39,939
Add: Sale of equity investment	-	(612)
Free cash flow	$144,232	$56,775

	For the Nine Months Ended September 30,
	2016	2015

Operating expenses	$475,573	$526,653
Settlement charge related to the defined benefit plan (Note 10)	(12,163)	-
Gain on sale of City of Industry facility (Note 3)	20,541	-
Severance costs for operating leadership	(1,245)	-
Restructuring charges (Note 5)	956	(6,495)
Impairment of assets and accelerated amortization related to rebranding	-	(11,485)
Impairment of seller notes	-	(10,738)
Loss on sale of Mexico business and related costs	-	(16,999)
Adjusted operating expenses	$483,662	$480,936

Operating income	$119,186	$109,004
Operating expense adjustments noted above	(8,089)	45,717
Adjusted operating income	$111,097	$154,721

Net income	$66,205	$51,492
Operating expense adjustments noted above	(8,089)	45,717
Non-GAAP tax provision on adjustments
Settlement charge related to the defined benefit plan (Note 10)	(4,574)	-
Gain on sale of City of Industry facility (Note 3)	2,789	-
Severance costs for operating leadership	(469)	-
Restructuring charges (Note 5)	357	(2,468)
Dividend from a foreign subsidiary (Note 13)	1,666	-
Impairment of assets and accelerated amortization related to rebranding	-	(4,364)
Impairment of seller notes	-	(4,080)
Loss on sale of Mexico business and related costs	-	49
Adjusted net income	$57,885	$86,346

Diluted earnings per share	$1.79	$1.35
Operating expense adjustments noted above	(0.22)	1.20
Non-GAAP tax provision on adjustments	-	(0.29)
Adjusted diluted net income per share	$1.57	$2.26

Net income	$66,205	$51,492
Provision for income taxes	34,923	42,594
Interest expense, net	18,058	14,918
Depreciation and amortization	30,500	31,356
Equity compensation expense	7,044	6,447
Operating expense adjustments noted above	(8,089)	45,717
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$148,641	$192,524

Net cash provided by operating activities	$105,968	$183,659
Net cash provided by (used in) investing activities	5,723	(57,808)
Less: Acquisitions, net of cash acquired	-	(40,471)
Add: Sale of equity investment	-	612
Free cash flow	$111,691	$85,992

Results of Operations—Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

Net Sales. Net sales for the third quarter of 2016 were $1.4 billion. The following table summarizes net sales by product category for the three-month periods ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	2016	2015 (1)
Janitorial and breakroom supplies (JanSan)	$372,880	$377,763
Technology products	345,649	343,303
Traditional office products	239,964	236,258
Industrial supplies	139,822	146,769
Cut sheet paper	106,589	83,543
Automotive	78,618	75,633
Office furniture	82,216	87,731
Freight revenue	34,731	33,264
Services, Advertising and Other	7,035	7,281
Total net sales	$1,407,504	$1,391,545

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Net sales in the janitorial and breakroom supplies (JanSan) product category decreased 1.3% in the third quarter of 2016 compared to the third quarter of 2015. This category accounted for 26.5% of the Company’s second quarter 2016 consolidated net sales. Sales in this category declined due to lower volumes in independent distributor channels.

Net sales in the technology products category (primarily ink and toner) increased 0.7% from the third quarter of 2015. This category accounted for 24.6% of net sales for the third quarter of 2016. Excluding our Mexican subsidiary, which was sold in the third quarter of 2015, net sales in this category increased 3.2% compared to the prior year quarter, which was driven by sales to new customers.

Net sales of traditional office products increased in the third quarter of 2016 by 1.6% versus the third quarter of 2015. Traditional office supplies represented 17.0% of the Company’s consolidated net sales for the third quarter of 2016. The sales increase was driven by an increase in sales in independent dealer channels as we have increased our share in this channel with new key customer acquisitions.

Industrial supplies net sales in the third quarter of 2016 decreased by 4.7% compared to the same prior-year period. Net sales of industrial supplies accounted for 9.9% of the Company’s net sales for the third quarter of 2016. Growth in retail channel sales partially offset the decline in industrial supplies net sales driven by challenges in the oilfield and welding sector and macro-economic environment.

Net sales in the cut sheet paper category increased in the third quarter of 2016 by 27.6% compared to the third quarter of 2015. Cut sheet paper net sales accounted for 7.6% of the Company’s net sales for the third quarter of 2016. The increase in this category was driven by increased sales in the independent dealer channels.

Automotive net sales in the third quarter of 2016 increased 3.9% compared to the third quarter of 2015. Automotive net sales represented 5.6% of the Company’s third quarter of 2016 net sales. This increase was due to the acquisition of Nestor which contributed an additional $3.8 million in net sales in the third quarter of 2016.

Office furniture net sales in the third quarter of 2016 decreased 6.3% compared to the third quarter of 2015. Office furniture accounted for 5.8% of the Company’s third quarter of 2016 consolidated net sales. This decline was due to declines in sales in national accounts and independent dealer channels.

The remainder of the Company’s third quarter 2016 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the third quarter of 2016 was $198.9 million, compared to $225.1 million in the third quarter of 2015. The gross margin rate of 14.1% was down 210 basis points (bps) from the prior-year quarter gross margin rate of 16.2%. Our gross margin declined primarily due to reduced supplier allowances related to inventory reductions and customer and product mix. We also experienced higher freight cost due to new sales and growth of larger customers, and inventory expense increase due to the 2015 favorability related to a LIFO conversion. Our sales to larger resellers are generally at lower margins than sales to our smaller resellers. Sales to new customers tend to be lower margin but mature over time. Lower margin categories of sales include cut-sheet paper and technology, while JanSan office products, furniture and industrial are higher margin categories.

Operating Expenses. Operating expenses for the third quarter of 2016 were $138.5 million or 9.8% of net sales, compared to $172.2 million or 12.4% of net sales in the prior year. The $33.7 million decline was driven by the gain on sale of the City of Industry facility (refer to Note 3) as well as the impairment of seller notes in 2015. Adjusted operating expenses were $158.6 million or 11.3% of net sales compared with $158.6 million or 11.4% of net sales in the same period last year, reflecting the recognition of previously capitalized costs related to inventory reduction and incremental variable labor costs, offset by actions to reduce salary expense, discretionary spend and lower incentive compensation. We expect to realize future savings through continued rationalization of our distribution center network, realization of process improvements in our distribution centers and our infrastructure, and optimization of our fleet and delivery structure to match the changing business that we are supporting.

Interest Expense, net. Interest expense, net for the third quarter of 2016 was $6.5 million compared to $5.3 million in the third quarter of 2015. This was driven by higher debt outstanding related to our acquisitions in the past year. Interest expense is expected to be higher in 2016 than in the prior year.

Income Taxes. Income tax expense was $17.1 million for the third quarter of 2016, compared with $20.0 million for the same period in 2015. The Company’s effective tax rate was 31.8% for the current-year quarter and 42.0% for the same period in 2015.

Net Income.  Net income for the third quarter of 2016 increased to $36.7 million or $0.99 per diluted share, compared to $27.7 million or $0.74 per diluted share in the prior year. Adjusted net income was $20.9 million, or $0.57 per diluted share, compared with adjusted net income of $37.7 million or $1.00 per diluted share for the same three-month period in 2015.

Results of Operations— Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Net Sales. Net sales for the nine-month period ended September 30, 2016 were $4.1 billion. The following table summarizes net sales by product category for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
	2016	2015 (1)
Janitorial and breakroom supplies	$1,102,909	$1,107,574
Technology products	1,038,194	1,045,577
Traditional office products	669,290	654,669
Industrial supplies	422,142	444,413
Cut sheet paper	294,804	254,395
Automotive	238,576	199,870
Office furniture	231,370	245,104
Freight revenue	100,293	95,522
Services, Advertising and Other	16,745	18,595
Total net sales	$4,114,323	$4,065,719

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Sales in the janitorial and breakroom supplies product category in the first nine months of 2016 were comparable to the first nine months of 2015. This category accounted for 26.8% of the Company’s first nine months of 2016 consolidated net sales. Sales in this category declined due to lower volumes in independent distributor channels.

Sales in the technology products category (primarily ink and toner) decreased in the first nine months of 2016 by 0.7% versus the first nine months of 2015. This category accounted for 25.2% of net sales for the first nine months of 2016. Excluding our Mexican subsidiary, which was sold in the third quarter of 2015, net sales in this category increased 4.3% compared to the prior year quarter, driven by sales to new e-tailers and technology customers.

Sales of traditional office products increased in the first nine months of 2016 by 2.2% versus the first nine months of 2015. Traditional office supplies represented 16.3% of the Company’s consolidated net sales for the first nine months of 2016. The improvement in this category was primarily driven by increased sales in independent dealer channels as we have increased our share in this channel with new key customer acquisitions.

Industrial supplies sales in the first nine months of 2016 decreased by 5.0% compared to the same prior-year period and accounted for 10.3% of the Company’s net sales for the first nine months of 2016. Industrial supplies sales declined due to impacts of our general industrial and energy channels. We expect this impact to continue throughout the year.

Net sales in the cut sheet paper category increased in the first nine months of 2016 by 15.9% compared to the first nine months of 2015. Cut sheet paper net sales accounted for 7.2% of the Company’s net sales for the first nine months of 2016. The increase in this category was driven by increased sales in the independent dealer channels.

Automotive net sales in the first nine months of 2016 increased 19.4% compared to the same prior-year period. Automotive net sales represented 5.8% of the Company’s net sales for the first nine months of 2016. This increase was primarily due to the acquisition of Nestor which contributed an additional $38.9 million in net sales.

Office furniture sales in the first nine months of 2016 decreased 5.6% compared to the first nine months of 2015. Office furniture accounted for 5.6% of the Company’s first nine months of 2016 consolidated net sales. The decline in this category was primarily driven by national account and independent dealer channels sales decreases.

The remainder of the Company’s first nine months of 2016 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first nine months of 2016 was $594.8 million, compared to $635.7 million in the first nine months of 2015. The gross margin rate of 14.5% was down 110 bps from the prior-year period gross margin rate of 15.6%. This decrease was primarily due to product margin, driven by customer and product mix, and higher freight expenses.

Operating Expenses. Operating expenses for the first nine months of 2016 were $475.6 million or 11.6% of sales, compared with $526.7 million or 13.0% of sales in the same period last year. The improvement was due to the gain on sale of City of Industry facility (see Note 3) as well as the impairment of seller notes in 2015. Adjusted operating expenses were $483.7 million or 11.8% of net sales and $480.9 million or 11.8% of net sales in the first nine months of 2016 and 2015, respectively.

Interest Expense, net. Interest expense, net for the first nine months of 2016 was $18.1 million compared to $14.9 million in the first nine months of 2015. This was driven by higher debt outstanding related to our acquisitions in the past year. Interest expense is expected to be higher in 2016 than in the prior year.

Income Taxes. Income tax expense was $34.9 million for the first nine months of 2016, compared with $42.6 million for the same period in 2015. The Company’s effective tax rate was 34.5% for the current-year period and 45.3% for the same period in 2015.

Net Income. Net income for the first nine months of 2016 totaled $66.2 million or $1.79 per diluted share, including $8.3 million after-tax, or $0.22 per diluted share, of income related to the Actions. For the same period in the prior year, net income was $51.5 million or $1.35 per diluted share. Adjusted net income for the first nine months of 2016 was $57.9 million, or $1.57 per diluted share, compared with adjusted net income of $86.3 million or $2.26 per diluted share for the same nine-month period in 2015.

Pension Settlement

Defined benefit plan settlement loss of $0.4 million and $12.2 million for the three and nine months ended September 30, 2016, respectively, resulted from the voluntary lump sum program announced in February 2016. Refer to Note 10 “Pension and Post-Retirement Benefit Plans”, for further information on the remeasurement and voluntary lump sum program.

Cash Flows

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities for the nine-month period ended September 30, 2016 totaled $106.0 million, compared with $183.7 million in the nine-month period ended September 30, 2015. A decrease in inventory of $73.7 million compared to a decrease of $54.4 million in the prior year, an increase in accounts payable of $8.9 million compared to an increase of $50.4 million in the prior year, and an increase in dealer prepayments of $34.5 million compared to an increase of $10.8 million in the prior year were the primary drivers of the $77.7 million decrease.

Investing Activities

Net cash provided by investing activities for the first nine months of 2016 was $5.7 million, compared with $57.8 million used in investing activities for the nine-month period ended September 30, 2015. The $63.5 million change was primarily driven by $31.0 million proceeds from the sale of our City of Industry facility in 2016 compared with $40.5 million cash used in our acquisition activity in 2015.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2016 totaled $119.3 million, compared with $118.1 million in the same prior-year period. Net cash used in financing activities during the first nine months of 2016 was impacted by $96.6 million in net repayments under our revolving credit facility compared to $45.3 million in the prior year, and $6.8 million in share repurchases, compared to $55.7 million in the prior year.

On July 14, 2016, the Board of Directors approved a dividend of $0.14 which was paid on October 14, 2016 to shareholders of record as of September 15, 2016. On September 28, 2016, the Company’s Board of Directors approved payment of a $0.14 per share dividend to shareholders of record as of December 15, 2016 to be paid on January 13, 2017.

The 2013 Credit Agreement and the 2013 Note Purchase Agreement (each as defined in Note 11 “Debt” in the Notes to the Consolidated Financial Statements in the 2015 Form 10-K) limit the Company’s ability to repurchase its stock when the Company’s Leverage Ratio, as defined in the 2013 Credit Agreement and the 2013 Note Purchase Agreement and as reported to its lenders, exceeds 3.00 to 1.00. As of September 30, 2016, the Company’s Leverage Ratio was 2.77 to 1.00.

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

Financing available from debt and the sale of accounts receivable as of September 30, 2016, is summarized below (in millions):

Availability

Maximum financing available under:
2013 Credit Agreement	$700.0
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Maximum financing available		$1,050.0
Amounts utilized:
2013 Credit Agreement	271.8
2013 Note Purchase Agreement	150.0
Receivables Securitization Program (1)	200.0
Outstanding letters of credit	11.2
Total financing utilized		633.0
Available financing, before restrictions		417.0
Restrictive covenant limitation (2)		140.4
Available financing as of September 30, 2016		$276.6

(1)

The Receivables Securitization Program provides for maximum funding available of the lesser of $200.0 million or the total amount of eligible receivables less excess concentrations and applicable reserves.

(2)	For a description of the restrictive covenants limiting the indebtedness the Company can incur, refer to Note 9 to the Condensed Consolidated Financial Statements included herein.

The Company’s total capitalization consisted of the following amounts (in millions):

	As of	As of
	September 30,	December 31,
	2016	2015
2013 Credit Agreement	$271.8	$368.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	200.0	200.0
Debt	621.8	718.4
Stockholders’ equity	782.6	723.7
Total capitalization	$1,404.4	$1,442.1

Debt-to-total capitalization ratio	44.3%	49.8%

Refer to Note 9, “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 11 “Debt” in our 2015 Form 10-K.

Contractual Obligations

During the nine-month period ended September 30, 2016, contractual obligations increased by $73.8 million from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, driven by new facility leases, facility lease renewals and new multi-year technology contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the first nine months of 2016 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 14 “Legal Matters.”

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the 2015 Form 10-K. There have been no material changes to the risk factors described in such Form 10-K, except for the following two revised risk factors.

Price transparency, customer consolidation, and changes in product sales mix may result in lower margins.

The Company faces price and margin pressure due to a number of factors, including:

•	Increased price transparency, driven by online resellers
•	Customer consolidation resulting in some customers increasing their buying power and seeking economic concessions from the Company

•	Shift in customer mix from higher to lower margin channels and vertical markets
•	Secular decline in office products categories leading to unfavorable product mix
•	Vendor consolidation.

If Essendant is unable to reduce expenses, grow sales to existing and new customers, and increase sales of higher margin products as a percentage of total sales, the Company’s results of operations and financial condition may be adversely affected.

For example, during the second and third quarters of 2016, despite the Company’s success at converting customers, profitability was adversely affected by margin pressure resulting from a shift in customer mix to lower margin customers and in product category mix to lower margin products. The transparency of pricing online also caused margin pressure.

Essendant’s reliance on supplier allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives that are often based on the volume of Company product purchases contribute significantly to Essendant’s profitability. If Essendant does not comply with suppliers’ terms and conditions, or does not make requisite purchases to achieve certain volume hurdles, Essendant may not earn certain allowances and promotional incentives. Additionally, suppliers may reduce the allowances they pay Essendant if they conclude the value Essendant creates does not justify the allowances. If Essendant’s suppliers reduce or otherwise alter their allowances or promotional incentives, Essendant’s profit margin for the sale of the products it purchases from those suppliers may decline. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company’s results of operations.

For example, in the second quarter of 2016, lower supplier allowances and promotional incentives contributed to the unfavorable margin impact of the product category mix shift, and as the Company executed its strategy to improve cash flow in part through lower inventory balances in the third quarter of 2016, a reduction in purchases from suppliers resulted in lower supplier allowances, which contributed to the unfavorable gross margin changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

During the nine months ended September 30, 2016 and 2015, the Company repurchased 241,270 and 1,525,222 shares of common stock at an aggregate cost of $6.8 million and $57.4 million, respectively. The Company did not repurchase any additional shares through October 24, 2016. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2016 to July 31, 2016	-	-	-	68,160,702
August 1, 2016 to August 31, 2016	-	-	-	68,160,702
September 1, 2016 to September 30, 2016	-	-	-	68,160,702
Total Third Quarter	-	$-	-	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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

4.3	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.4	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
10.1	Essendant, Inc. Amended and Restated Executive Severance Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 18, 2016)**
10.2*†	2016 Cash Incentive Award Agreement with EPS Minimum dated as of July 18, 2016, by and between ESND and Richard D. Phillips**
10.3*	Amended and Restated Executive Employment Agreement, dated as of July 22, 2016, by and among ESND, ECO, Essendant Management Services (“EMS”) and Robert B. Aiken, Jr.**
10.4*	Form of Amended and Restated Executive Employment Agreement, effective as of January 1, 2017**
10.5*	Form of 2016 Restricted Stock Award Agreement with EPS Minimum under the 2015 Long-Term Incentive Plan**
10.6*	Form of Performance Based Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan**
10.7*	Amendment No. 2 to Note Purchase Agreement, dated as of August 30, 2016, between ESND, ECO, and the noteholders identified therein
10.8*

Amendment No. 2 to the Fourth Amended and Restated Five Year Revolving Credit Agreement, dated as of August 29, 2016, between ESND, ECO, JPMorgan Chase Bank, N.A., as agent, and the other financial institutions identified therein

10.9*

August 30, 2016 Consent of Class Agents under the Amended and Restated Transfer and Administration Agreement dated as of January 18, 2013 to amendment to the amendment of the Fourth Amended and Restated Five Year Revolving Credit Agreement, dated as of July 8, 2013

31.1*	Certification of Chief Executive Officer, dated as of October 26, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated as of October 26, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of October 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on October 26, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2016 and 2015 , (ii) the Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

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

ESSENDANT INC.
(Registrant)

Date: October 26, 2016	/s/ Earl C. Shanks
Earl C. Shanks
Senior Vice President and Chief Financial Officer