Form 10-Q
period 2017-03-31
ESSENDANT INC
filed 2017-04-27
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 21, 2017, the registrant had outstanding 37,499,549 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of March 31,	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22,635	$21,329
Accounts receivable, less allowance for doubtful accounts of $17,639 in 2017 and $18,196 in 2016	679,770	678,184
Inventories	826,369	876,837
Other current assets	41,287	32,100
Total current assets	1,570,061	1,608,450
Property, plant and equipment, net	124,735	128,251
Intangible assets, net	80,775	83,690
Goodwill	99,211	297,906
Other long-term assets	45,435	45,209
Total assets	$1,920,217	$2,163,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$487,820	$484,602
Accrued liabilities	187,125	197,804
Current maturities of long-term debt	6,094	28
Total current liabilities	681,039	682,434
Deferred income taxes	1,486	6,378
Long-term debt	565,380	608,941
Other long-term liabilities	81,701	84,647
Total liabilities	1,329,606	1,382,400
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2017 and 2016	7,444	7,444
Additional paid-in capital	411,586	409,805
Treasury stock, at cost – 36,935,577 shares in 2017 and 36,951,522 shares in 2016	(1,096,412)	(1,096,744)
Retained earnings	1,313,292	1,507,057
Accumulated other comprehensive loss	(45,299)	(46,456)
Total stockholders’ equity	590,611	781,106
Total liabilities and stockholders’ equity	$1,920,217	$2,163,506

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net sales	$1,269,383	$1,352,296
Cost of goods sold	1,083,715	1,152,214
Gross profit	185,668	200,082
Operating expenses:
Warehousing, marketing and administrative expenses	173,022	167,678
Impairment of goodwill	198,828	-
Operating (loss) income	(186,182)	32,404
Interest expense, net	6,739	5,897
(Loss) income before income taxes	(192,921)	26,507
Income tax (benefit) expense	(4,328)	9,977
Net (loss) income	$(188,593)	$16,530
Net (loss) income per share - basic:	$(5.15)	$0.45
Average number of common shares outstanding - basic	36,644	36,593
Net (loss) income per share - diluted:	$(5.15)	$0.45
Average number of common shares outstanding - diluted	36,644	36,875
Dividends declared per share	$0.14	$0.14

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net (loss) income	$(188,593)	$16,530
Other comprehensive (loss) income, net of tax
Translation adjustments	385	2,691
Minimum pension liability adjustments	704	915
Cash flow hedge adjustments	68	(527)
Total other comprehensive (loss) income, net of tax	1,157	3,079
Comprehensive (loss) income	$(187,436)	$19,609

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) income	$(188,593)	$16,530
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,965	11,731
Share-based compensation	2,468	2,911
Gain on the disposition of property, plant and equipment	(319)	(167)
Amortization of capitalized financing costs	437	166
Excess tax cost related to share-based compensation	-	133
Deferred income taxes	4,280	(1,881)
Impairment of goodwill	198,828	-
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,544)	(24,819)
Decrease in inventory	50,531	28,018
Increase in other assets	(9,915)	(24,774)
Increase (decrease) in accounts payable	3,238	(10,723)
(Decrease) increase in accrued liabilities	(15,828)	1,997
Decrease in other liabilities	(1,523)	(9,943)
Net cash provided by (used in) operating activities	53,025	(10,821)
Cash Flows From Investing Activities:
Capital expenditures	(8,312)	(9,877)
Proceeds from the disposition of property, plant and equipment	-	281
Net cash used in investing activities	(8,312)	(9,596)
Cash Flows From Financing Activities:
Net borrowings under revolving credit facility	90,112	37,388
Borrowings under Term Loan	77,600	-
Net repayments under Securitization Program	(200,000)	-
Net (disbursements) proceeds from share-based compensation arrangements	(310)	339
Acquisition of treasury stock, at cost	-	(6,839)
Payment of cash dividends	(5,167)	(5,160)
Excess tax cost related to share-based compensation	-	(133)
Payment of debt issuance costs	(5,678)	-
Net cash (used in) provided by financing activities	(43,443)	25,595
Effect of exchange rate changes on cash and cash equivalents	36	269
Net change in cash and cash equivalents	1,306	5,447
Cash and cash equivalents, beginning of period	21,329	29,983
Cash and cash equivalents, end of period	$22,635	$35,430
Other Cash Flow Information:
Income tax payments, net	$11,555	$1,027
Interest paid	7,658	7,292

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent Essendant Inc. (“ESND”) with its wholly owned subsidiary Essendant Co. (“ECO”), and ECO’s subsidiaries (collectively, “Essendant” or the “Company”). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of ESND and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading national wholesale distributor of workplace items.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2016, was derived from the December 31, 2016 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) for further information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the new guidance, when awards vest or are settled, companies are required to record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement instead of in additional paid-in capital. Furthermore, excess tax benefits are presented as an operating activity on the statement of cash flows rather than as a financing activity. In the quarter ended March 31, 2017, the Company adopted the standard which resulted in $0.3 million of incremental tax expense that was recognized due to excess tax deficiencies of vested or settled awards in the period. Furthermore, the Company notes certain other changes resulting from adoption including changes in the calculation of the effect of dilutive securities for purposes of calculating diluted net income per share which was immaterial in the period and Condensed Consolidated Statement of Cash Flows presentation changes. The Company has elected to apply guidance concerning cash flow presentation on a prospective basis and to continue to estimate the number of awards expected to be forfeited.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the second step of the two-step goodwill impairment test. Specifically, the standard requires an entity to perform its interim or annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized could not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The Company early adopted the standard in the quarter ended March 31, 2017 when an interim impairment test was conducted as further discussed in Note 4 – “Goodwill and Intangible Assets”.

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

Based on the Company’s initial assessment and detailed review of the revenue transactions of the organization with its customers, the impact of the application of the new standard will most likely result in recognition of financing components for certain rebate arrangements that have significant, implied terms and are expected to result in a reduction of net revenues related to implicit interest associated with the significant financing components of those rebate arrangements. The Company also expects other disclosure changes resulting from certain policy elections and practical expedient uses, or allowable divergences from authoritative guidance. The Company expects that revenue recognition related to the processing, fulfillment and shipment of various warehoused goods to remain substantially unchanged. While the Company has not completed the full assessment it will continue to monitor for modifications required by the standards throughout the year ended December 31, 2017.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires registrants that include a measure of operating income to include the service cost component in the same financial statement line item as other compensation costs and to report other pension-related costs, including amortization of prior service cost/credit, and settlement and curtailment effects, etc. separately, excluding them from operating expenses and income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. Application of the standard is required to be made on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement while the change in capitalized benefit cost is to be applied prospectively. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted as of the beginning of an annual period. The Company is currently evaluating the new guidance to determine the impact it will have on the presentation of its consolidated financial statements, but does not expect any impact on the Company’s net income.

Inventory

Approximately 98.4% of total inventory as of March 31, 2017 and 98.3% as of December 31, 2016, respectively, has been valued under the Last-In-First-Out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of First-In-First-Out (“FIFO”) cost or market, inventory values would have been $157.0 million and $147.9 million higher than reported as of March 31, 2017 and December 31, 2016, respectively.

The change in the LIFO reserve in the first quarter of 2017 included a LIFO liquidation relating to decrements in three of the Company’s eight LIFO pools. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases. This liquidation resulted in LIFO income of $1.6 million which was more than offset by LIFO expense of $10.7 million related to current inflation for an overall net increase in cost of sales of $9.1 million for the three months ended March 31, 2017.

2. Share-Based Compensation

As of March 31, 2017, the Company has two active equity compensation plans. Under the 2015 Long-Term Incentive Plan (as amended and restated), award instruments include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their annual retainer in deferred stock units.

The Company granted 43,385 shares of restricted stock and 221,297 RSUs during the first three months of 2017, compared to 120,376 shares of restricted stock and 247,510 RSUs during the first three months of 2016.

3. Severance and Restructuring Charges

Commencing in 2015, the Company began certain restructuring actions which included workforce reductions, facility closures, and actions to reduce costs through management delayering in order to achieve broader functional alignment of the organization. The charges associated with these actions were included in “warehousing, marketing and administrative expenses.” These actions were substantially completed in 2016.

The expenses, cash flows, and accrued liabilities associated with the restructuring actions described above are noted in the following table (in thousands):

	Expenses		Cash flow		Accrued Liabilities
	For the three months ended March 31,		For the three months ended March 31,		As of March 31,	As of December 31,
	2017	2016	2017	2016	2017	2016
Fourth quarter 2015 Action
Workforce reduction	$-	$-	$316	$3,179	$1,108	$1,424

First quarter 2015 Actions
Workforce reduction	$-	$-	$94	$250	$664	$758
Facility closure	-	254	-	385	-	-
Total	$-	254	$94	$635	$664	$758

4. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually as of October 1 and whenever triggering events or circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit, among others. Determining whether an impairment has occurred requires a comparison of the carrying value of the net assets of the reporting unit to the fair value of the respective reporting unit.

During the quarter ended March 31, 2017, given a sustained decrease in the Company’s share price and related market capitalization, the Company determined that a triggering event had occurred for all of its reporting units, requiring an interim impairment test of goodwill. During this assessment, the Company determined that the carrying value of net assets for three of the four reporting units of the Company exceeded fair value. In consideration of the Company’s adoption of ASU 2017-04 (refer to Note 1 – “Basis of Presentation”) the Company recognized goodwill impairment of $198.8 million in aggregate based on the difference between the carrying value of net assets and fair value as determined based on the combination of prices and merger and acquisitions (“M&A”) transactions of comparable businesses and forecasted future discounted cash flows.

The carrying amount of goodwill by reporting unit and impairment recognized is noted in the table below (in thousands):

	Goodwill balance	For the three months ended March 31, 2017		Goodwill balance
	as of December 31, 2016	Impairment	Currency translation adjustments	as of March 31, 2017
Office & Facilities	$224,683	$(185,704)	$-	$38,979
Industrial	13,067	-	11	13,078
Automotive	45,234	(12,220)	122	33,136
CPO	14,922	(904)	-	14,018
	$297,906	$(198,828)	$133	$99,211

Acquired intangible assets are initially recorded at their fair market values determined based on quoted market prices in active markets, if available, or recognized valuation models. The Company’s intangible assets have finite useful lives and are amortized on a straight-line basis over their useful lives.

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	March 31, 2017				December 31, 2016
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$137,539	$(64,970)	$72,569	16	$137,452	$(62,235)	$75,217	16
Non-compete agreements	4,651	(4,260)	391	4	4,649	(4,260)	389	4
Trademarks	13,712	(5,897)	7,815	14	13,704	(5,620)	8,084	14
Total	$155,902	$(75,127)	$80,775		$155,805	$(72,115)	$83,690

The following table summarizes the amortization expense to be incurred in 2017 through 2021 on intangible assets (in thousands):

Year	Amount
2017	$10,786
2018	8,045
2019	6,928
2020	6,925
2021	6,925

5. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended March 31, 2017 was as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2016	$(8,439)	$172	$(38,189)	$(46,456)
Other comprehensive (loss) income before reclassifications	385	(126)	-	259
Amounts reclassified from AOCI	-	194	704	898
Net other comprehensive (loss) income	385	68	704	1,157
AOCI, balance as of March 31, 2017	$(8,054)	$240	$(37,485)	$(45,299)

The following table details the amounts reclassified out of AOCI into the income statement during the three months ended March 31, 2017  (in thousands):

	Amount Reclassified From AOCI
	For the Three
	Months Ended
	March 31,	Affected Line Item In The Statement
Details About AOCI Components	2017	Where Net Income is Presented
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$317	Interest expense, net
	(123)	Tax provision
	$194	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,134	Warehousing, marketing and administrative expenses
	(430)	Tax provision
	704	Net of tax
Total reclassifications for the period, net of tax	$898

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month periods ending March 31, 2017 and 2016, 0.2 and 0.3 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. An additional 0.2 million shares of common stock outstanding at March 31, 2017 were excluded from the computation of diluted earnings per share due to the net loss. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2017	2016
Numerator:
Net (loss) income	$(188,593)	$16,530
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,644	36,593
Effect of dilutive securities:
Employee stock options and restricted stock (1)	-	282
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	36,644	36,875
Net (loss) income per share:
Net (loss) income per share - basic	$(5.15)	$0.45
Net (loss) income per share - diluted (2)	$(5.15)	$0.45

(1)

The effect of dilutive securities for employee stock options and restricted stock in the quarter ended March 31, 2017 was affected by the adoption of ASU 2016-09 in the period. In accordance with the standard, the effect of dilutive securities in the calculation of diluted net income per share was applied prospectively and results for the quarter ended March 31, 2016 have not been revised.

(2)

As a result of the net loss in the three months ended March 31, 2017, the effect of potentially dilutive securities would have been anti-dilutive and has been omitted from the calculation of diluted earnings per share.

Common Stock Repurchases

As of March 31, 2017 , the Company had Board authorization to repurchase $68.2 million of common stock. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock. For the same period in the prior year, the Company repurchased 241,270 shares at an aggregate cost of $6.8 million. Depending on the market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. During the first three months ended March 31, 2017 and 2016, the Company reissued 15,945 and 106,800 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

7. Debt

ESND is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, ECO, and from borrowings by ECO. The 2017 Credit Agreement and the 2013 Note Purchase Agreement (each as defined in Note 11 – “Debt” of the 2016 Form 10-K and each a “Lending Agreement”) contain restrictions on the use of cash transferred from ECO to ESND.

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

The 2017 Credit Agreement and Amendment No. 4 eliminated certain covenants in the 2013 Credit Agreement and the 2013 Note Purchase Agreement that prohibited the Company from exceeding a debt-to-EBITDA ratio of 3.5 to 1.0 (or 4.0 to 1.0 following certain permitted acquisitions) and restricted the Company’s ability to pay dividends and repurchase stock when the ratio was 3.0 to 1.0 or more. As a result, the Company is no longer subject to a debt-to-EBITDA ratio covenant.

Proceeds from the 2017 Credit Facility were used to repay the balances of the 2013 Credit Agreement and the Receivables Securitization Program (as defined below).

The 2017 Credit Agreement provides for a revolving credit facility (with an aggregated committed principal amount of $1.0 billion), a first-in-last-out (“FILO”) revolving credit facility (with an aggregated committed principal amount of $100 million) and a term loan (with an aggregated committed principal amount of $77.6 million). The term loan was funded in a single funding on March 24, 2017. Loans under the 2017 Credit Agreement must be extended to the Company first through the FILO facility. The 2017 Credit Agreement also provides for the issuance of up to $25.0 million of letters of credit, plus an additional $165.0 million letter of credit as collateral for the Company’s obligations under the 2013 Note Purchase Agreement.

Borrowings under the 2017 Credit Agreement bear interest at LIBOR for specified interest periods, at the REVLIBOR30 Rate (as defined in the 2017 Credit Agreement) or at the Alternate Base Rate (as defined in the 2017 Credit Agreement), plus, in each case, a margin determined based on the Company’s average quarterly revolving availability. Depending on the Company’s average quarterly revolving availability, the margin on LIBOR-based loans and REVLIBOR30 Rate-based loans ranges from 1.25% to 1.75% for revolving and term loans and 2.00% to 2.50% for FILO loans, and on Alternate Base Rate loans ranges from 0.25% to 0.75% for revolving and term loans and 1.00% to 1.50% for FILO loans. From February 22, 2017 (the date of the 2017 Credit Agreement) to June 30, 2017, the applicable margin for LIBOR-based loans and REVLIBOR30 Rate-based loans is 1.50% for revolving and term loans and 2.25% for FILO loans, and for Alternate Base Rate loans is 0.50% for revolving and term loans and 1.25% for FILO loans. In addition, ECO is required to pay the lenders a commitment fee on the unutilized portion of the revolving and FILO commitments under the 2017 Credit Agreement at a rate per annum equal to 0.25%. The Company can borrow up to $100.0 million of swingline revolving loans on a revolving basis; swingline loans are considered to be unutilized for purposes of the commitment fee. Letters of credit issued pursuant to the 2017 Credit Agreement incur interest based on the applicable margin rate for LIBOR-based Loans, plus 0.125%. Unamortized deferred financing fees of $6.4 million are included within “Current maturities of long-term debt” and “Long-term debt” on the Condensed Consolidated Balance Sheets and will be amortized over the life of the agreements.

Obligations of ECO under the 2017 Credit Agreement are guaranteed by ESND and ECO’s domestic subsidiaries. ECO’s obligations under these agreements and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets. Availability of credit under the revolving facility will be subject to a revolving borrowing base calculation comprised of a certain percentage of the eligible accounts receivable, plus a certain percentage of the inventory, less reserves. Similarly, availability under the FILO revolving credit facility is subject to a FILO borrowing base comprised primarily of 10% of the eligible accounts receivable, plus 10% multiplied by the net orderly liquidation value percentages of the eligible inventory, less reserves. The amount of the term loan of $77.6 million, was based on the value of the Company’s owned real estate and certain equipment. Beginning in April 2017, the Company will repay nominal principal amounts pursuant to the terms and conditions of the term loan, subject to acceleration under certain dispositions of the underlying collateral.

The 2017 Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, including covenants to deliver periodic certifications setting forth the revolving borrowing base and FILO borrowing base. As long as the Payment Conditions (as defined in the 2017 Credit Agreement) are satisfied, the Loan Parties may pay dividends, repurchase stock and engage in certain permitted acquisitions, investments and dispositions, in each case subject to the other terms and conditions of the Credit Agreement and the other loan documents.

If ECO elects to prepay some or all of the Notes prior to January 15, 2021, and in some circumstances if ECO is required to prepay the Notes, ECO will be obligated to pay a make-whole amount as set forth in the Agreement and Amendment No. 4. The Company’s obligations under the 2013 Note Purchase Agreement and Amendment No. 4 are secured by a $165.0 million letter of credit issued under the 2017 Credit Agreement.

The Company’s accounts receivable securitization program (“Receivables Securitization Program” or the “Program”) was terminated when the Company entered into the 2017 Credit Agreement. The Program provided maximum financing of up to $200 million secured by all the customer accounts receivable and related rights originated by ECO.

Debt consisted of the following amounts (in millions):

	As of	As of
	March 31, 2017	December 31, 2016

2017 Credit Agreement
Term Loan	$77.6	$-
Revolving Credit Facility	250.2	-
FILO Facility	100.0	-
2013 Credit Agreement	-	260.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	-	200.0
Mortgage & Capital Lease	0.1	0.1
Transaction Costs	(6.4)	(1.5)
Total	$571.5	$609.0

Interest under the 2013 Note Purchase Agreement is payable semi-annually at a rate per annum equal to 3.75% (3.66% after the effect of terminating an interest rate swap).

For additional information about the 2017 Credit Agreement and the 2013 Note Purchase Agreement, see Note 11 – “Debt” to the Company’s Consolidated Financial Statements in the 2016 Form 10-K.

8. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 13 – “Pension Plans and Defined Contribution Plan” to the Company’s Consolidated Financial Statements in the 2016 Form 10-K. A summary of net periodic pension cost related to the Company’s pension plans for the three months ended March 31, 2017 and 2016 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Service cost - benefit earned during the period	$321	$317
Interest cost on projected benefit obligation	1,862	2,343
Expected return on plan assets	(2,272)	(2,718)
Amortization of prior service cost	72	74
Amortization of actuarial loss	1,062	1,419
Net periodic pension cost	$1,045	$1,435

The Company made cash contributions of $10.0 million in April 2017 and $10.0 million during the three months ended March 31, 2016 to its pension plans. Additional contributions, if any, for 2017 have not yet been determined. As of March 31, 2017 and December 31, 2016, respectively, the Company had accrued $40.1 million and $40.2 million of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.9 million and $1.8 million, respectively, for the Company match of employee contributions to the Plan for the three months ended March 31, 2017 and 2016, respectively.

9. Fair Value Measurements

The Company measures certain financial assets and liabilities, including an interest rate swap, at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates. The fair value of the interest rate swaps is determined by using quoted market forward rates (level 2 inputs) and reflects the present value of the amount the Company would pay for contracts involving the same notional amount and maturity date.

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap
- as of March 31, 2017	$28	$-	$28	$-
- as of December 31, 2016	$205	$-	$205	$-

The carrying amount of accounts receivable at March 31, 2017, approximates fair value because of the short-term nature of this item.

Other than the measurement of goodwill at fair value as a result of the impairment as discussed in Note 4 – “Goodwill and Intangible Assets”, as of March 31, 2017, no assets or liabilities were measured at fair value on a nonrecurring basis.

10. Other Assets and Liabilities

Receivables related to supplier allowances totaling $82.1 million and $86.9 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

Current and non-current prepaid customer rebates, net of allowances, were $55.6 million and $47.9 million as of March 31, 2017 and December 31, 2016, respectively, and are included as a component of “Other current assets” and “Other assets”. Accrued customer rebates of $46.1 million and $65.3 million as of March 31, 2017 and December 31, 2016, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

11. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three months ended March 31, 2017, the Company recorded income tax benefit of $4.3 million on pre-tax loss of $192.9 million, for an effective tax rate of 2.2%. For the three months ended March 31, 2016, the Company recorded income tax expense of $10.0 million on pre-tax income of $26.5 million, for an effective tax rate of  37.6%. In the quarter ended March 31, 2017, the Company adopted ASU 2016-09 which resulted in $0.3 million of incremental tax expense recognized due to excess tax deficiencies of vested or settled awards in the period. The adoption of the standard was applied prospectively in accordance with guidance.

The Company’s U.S. statutory rate is 35.0%. The most significant factor impacting the effective tax rate for the three months ended March 31, 2017 was the discrete impact of the goodwill impairment charges. There were no significant discrete items impacting the effective tax rate for the three months ended March 31, 2016.

12. Legal Matters

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

Litigation of this kind is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of the pending claims is probable. As of the year ended December 31, 2016, the Company recorded a $4.0 million, pre-tax reserve within “warehousing, marketing and administrative expenses” in the consolidated statement of operations. During the quarter ended March 31, 2017, the Company recorded an additional $6.0 million, pre-tax reserve to reflect recent events concerning mediation activities and settlement negotiations between the Company and the plaintiffs for a total reserve at March 31, 2017 of $10.0 million. The Company continues to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances. Final disposition of the lawsuits, whether through settlement or through trial, may result in a loss materially in excess of the aggregate recorded amount. However, a range of reasonably possible excess losses is not estimable at this time.

The Company has been named in a lawsuit filed by a former employee in the Los Angeles Superior Court on February 17, 2017. The complaint alleges violations by the Company of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The parties have issued discovery requests but have not yet produced discovery, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which could have a material, adverse effect on the Company’s operating results.

The Company is also involved in other legal proceedings arising in the ordinary course of, or incidental to its business. The Company has established reserves, which are not material, for potential losses that are probable and reasonably estimable that may result from those proceedings. In many cases, however, it is difficult to determine whether a loss is probable or even possible or to estimate the amount or range of potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated. The Company believes that such ordinary course legal proceedings will be resolved with no material adverse effect upon its financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016 (the “2016 Form 10-K”).

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Company Overview

Essendant Inc. is a leading national wholesale distributor of workplace items, with 2016 net sales of approximately $5.4 billion. Essendant Inc. sells over 190,000 items including janitorial, foodservice and breakroom supplies (“JanSan”), technology products, traditional office products, industrial supplies, cut sheet paper products, automotive products and office furniture. These items include a broad spectrum of brand-name and Essendant brand products. Essendant sells through a network of 70 distribution centers to approximately 29,000 reseller customers. They include office and workplace dealers; facilities and maintenance distributors, technology, military, automotive aftermarket, national big-box retailers and healthcare and vertical suppliers; industrial distributors and internet retailers. The Company also operates CPO Commerce which sells tools, do-it-yourself equipment and other items online to the consumer market.

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

Key Trends and Recent Results

Actions impacting comparability of results (the “Actions”)

•

In the first quarter of 2017, the Company recognized a charge of $198.8 million related to the impairment of the Company’s goodwill as a result of sustained share price declines. Refer to Note 4 – “Goodwill and Intangible Assets” for further details.

•

In the first quarter of 2017, the Company recognized an additional accrual of $6.0 million related to ongoing Telephone Consumer Protection Act of 1991 (“TCPA”) litigation. Refer to Note 12 – “Legal Matters” for further details.

•

In the first quarter of 2017, the Company incurred $3.0 million related to transformational consultancy expenses associated with the implementation of strategic objectives to improve the value of the business. These expenses, which result from the changing strategies of the Company, included consulting fees and other activities for which the Company has had significant investment.

•

In the first quarter of 2016, the Company incurred restructuring charges of $0.3 million related to the 2015 actions to improve operational utilization, labor spend, inventory performance and functional alignment of the organization. Refer to Note 3 – “Severance and Restructuring Charges.”

First Quarter Results

•

Diluted loss per share for the first quarter of 2017 of $(5.15) decreased from diluted earnings per share of $0.45 in the prior year quarter, including the impacts of the Company’s Actions impacting comparability of results (collectively, the “Actions”) discussed above. Adjusted diluted earnings per share were $0.25 compared with $0.45 in the prior-year quarter and a loss of $(0.02) per share in the prior quarter. As expected throughout 2017, adjusted diluted earnings per share improved sequentially from the fourth quarter 2016. Refer to the Adjusted Operating Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings Per Share and Free Cash Flow table (the “Non-GAAP table”) included later in this section for more detail.

•	First quarter net sales decreased 6.1% or $82.9 million, from the prior-year quarter to $1.3 billion.
•

Gross margin as a percentage of net sales in the first quarter of 2017 was 14.6% versus 14.8% in the prior-year quarter. Gross margin for the first quarter of 2017 was $185.7 million, compared to $200.1 million in the first quarter of 2016.

•

Operating expenses in the first quarter of 2017 were $371.9 million or 29.3% of net sales, compared with $167.7 million or 12.4% of net sales in the prior-year quarter, including impacts of the Actions. Adjusted operating expenses in the first quarter of 2017 were $164.1 million or 12.9% of net sales compared to $167.4 million or 12.4% of net sales in the prior-year quarter.

•

Operating loss for the quarter ended March 31, 2017 was $(186.2) million or (14.7%) of net sales, compared with operating income of $32.4 million or 2.4% of net sales in the prior year quarter, including impacts of the Actions discussed above. Excluding the Actions, adjusted operating income in the first quarter of 2017 was $21.6 million or 1.7% of net sales, as compared to $32.7 million or 2.4% of net sales in the first quarter of 2016.

•

In the three months ended March 2017, the Company replaced two of its existing financing agreements with a new credit agreement and term loan arrangement to provide enhanced liquidity and increase debt availability.

•

Cash flows provided by operating activities for the three months ended March 31, 2017 were $53.0 million versus cash flows used in operating activities of $10.8 million in the prior year quarter, due primarily to decreased accounts receivable and inventories. Cash used in financing activities for the three months ended March 31, 2017 increased to $43.4 million versus cash flows provided by financing activities of $25.6 million in the prior year quarter due primarily to impacts of the financing agreements entered during the first quarter (see Note 7 – “Debt”), respectively. Free cash flow generated in the three months ended March 31, 2017 was $44.7 million as compared to free cash flow usage of $(20.4) million in the prior year due primarily to reduced inventory balances. Free cash flow is expected to be in the range of $50 million to $70 million in 2017.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K.

Critical Accounting Policies, Judgments and Estimates

In the first quarter of 2017, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the 2016 Form 10-K.

Results of Operations—Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

The following table presents the Condensed Consolidated Statements of Income results (in thousands):

	For the Three Months Ended March 31,
	2017		2016 (1)
	Amount	% of Revenue	Amount	% of Revenue
Net sales: (1)
Janitorial, foodservice and breakroom supplies (JanSan)	$334,375	26.3%	$365,523	27.0%
Technology products	306,356	24.1%	351,999	26.0%
Traditional office products	193,988	15.3%	212,331	15.7%
Industrial supplies	146,741	11.6%	139,486	10.3%
Cut sheet paper	102,018	8.0%	91,436	6.8%
Automotive	78,806	6.2%	79,408	5.9%
Office furniture	70,128	5.5%	74,702	5.5%
Freight and other	36,971	3.0%	37,411	2.8%
Total net sales	1,269,383	100.0%	1,352,296	100.0%
Cost of goods sold	1,083,715	85.4%	1,152,214	85.2%
Total gross profit	$185,668	14.6%	$200,082	14.8%
Operating expenses:
Warehousing, marketing and administrative expenses	173,022	13.6%	167,678	12.4%
Impairment of goodwill	198,828	15.7%	-	0.0%
Total operating expenses	$371,850	29.3%	$167,678	12.4%
Total operating income	(186,182)	(14.7%)	32,404	2.4%
Interest expense, net	6,739	0.5%	5,897	0.4%
Income before income taxes	(192,921)	(15.2%)	26,507	2.0%
Income tax (benefit) expense	(4,328)	(0.3%)	9,977	0.7%
Net income (loss)	$(188,593)	(14.9%)	$16,530	1.2%

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Net Sales. Net sales for the quarter ended March 31, 2017 were $1.3 billion, a 6.1% decrease from $1.4 billion in sales during the quarter ended March 31, 2016. Full year 2017 net sales are expected to be flat to down 4% compared to 2016. Net sales by key product category for the quarters included the following:

JanSan sales decreased $31.1 million or 8.5% in the first quarter of 2017 compared to the first quarter of 2016. Sales decreased due to declines in national big-box retailers of $20.3 million, independent distributor channel of $10.2 million and internet retailers sales of $1.5 million. As a percentage of total sales, JanSan represented 26.3% in the first quarter of 2017, a decrease from the prior year quarter percentage of total sales of 27.0%.

Technology products (primarily ink and toner) sales decreased $45.6 million or 13.0% from the first quarter of 2016. Sales in this category decreased primarily as a result of reduced supplier promotions in low-margin ink and toner sales in the independent dealer channel of $44.7 million as well as declines in national big-box retailers of $4.1 million, partially offset by internet retailers sales growth of $2.6 million. As a percentage of total sales, technology products represented 24.1% in the first quarter of 2017, a decrease from the prior year quarter percentage of total sales of 26.0%.

Traditional office product sales decreased $18.3 million or 8.6% in the first quarter of 2017 compared to the first quarter of 2016. Sales in this category decreased due to reductions in the independent dealers channel of $13.7 million and declines in sales to national big-box retailers of $7.5 million, partially offset by internet retailers sales growth of $2.6 million. As a percentage of total sales, traditional office products represented 15.3% in the first quarter of 2017, a decrease from the prior year quarter percentage of total sales of 15.7%.

Industrial supplies sales increased $7.3 million or 5.2% in the first quarter of 2017 compared to the first quarter of 2016. This increase was driven by growth in the general industrial channel of $2.8 million, the energy channel of $2.1 million and the retail channel of $1.1 million, partially offset by continued declines in the welding channel of $1.2 million. As a percentage of total sales, industrial supplies represented 11.6% in the first quarter of 2017, an increase from the prior year quarter percentage of total sales of 10.3%.

Cut sheet paper product sales increased $10.6 million or 11.6% in the first quarter of 2017 compared to the first quarter of 2016. The increase in this category was primarily driven by increased sales to independent dealers of $8.8 million and internet sales growth of $1.7 million. As a percentage of total sales, cut sheet paper represented 8.0% in the first quarter of 2017, which increased from the prior year quarter percentage of total sales of 6.8% due to continued product category market-share growth.

Automotive product sales decreased $0.6 million or 0.8% in the first quarter of 2017 compared to the first quarter of 2016. As a percentage of total sales, automotive products represented 6.2% in the first quarter of 2017, which increased from the prior year quarter percentage of total sales of 5.9%.

Office furniture sales decreased $4.6 million or 6.1% in the first quarter of 2017 compared to the first quarter of 2016. This decrease was primarily the result of declines in sales to independent dealer channels of $3.1 million and national big-box retailers of $1.7 million. As a percentage of total sales, office furniture represented 5.5% in the first quarter of 2017 and 2016, respectively.

The remainder of the Company’s first quarter 2017 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first quarter of 2017 was $185.7 million, compared to $200.1 million in the first quarter of 2016. Gross profit as a percentage of net sales (the gross margin rate) of 14.6% decreased from the prior-year quarter gross margin rate of 14.8%. The gross margin decline of $14.4 million was principally the result of lower sales volume, impacting margin by $10.5 million, higher freight costs of $3.1 million and reduced supplier allowances of $2.6 million due to lower purchase volumes, partially offset by favorable inflation benefits of $0.9 million. Our sales to larger resellers are generally at lower margins than sales to our smaller resellers. Sales to new customers tend to be lower margin but improve over time. Lower margin category sales include cut-sheet paper products and technology products, while JanSan, traditional office products, furniture and industrial supplies are higher margin categories.

Operating Expenses. Operating expenses for the first quarter of 2017 were $371.9 million or 29.3% of net sales, compared to $167.7 million or 12.4% of net sales in the prior year. The $204.2 million increase was primarily driven by goodwill impairment of $198.8 million, increased litigation expenses of $6.0 million and transformational consultancy expenses of $3.0 million, partially offset by reductions in occupancy expenses of $1.7 million and employee related costs of $1.4 million. Adjusted operating expenses were $164.1 million or 12.9% of net sales compared with $167.4 million or 12.4% of net sales in the same period last year, primarily as a result of net sales reductions.

Interest Expense, net. Interest expense, net for the first quarter of 2017 was $6.7 million compared to $5.9 million in the first quarter of 2016. This increase was primarily driven by higher interest rates on outstanding debt.

Income Taxes. Income tax benefit was $4.3 million for the first quarter of 2017, compared to income tax expense of $10.0 million for the same period in 2016. The Company’s effective tax rate was 2.2% for the current-year quarter compared to 37.6% for the same period in 2016. The most significant factor impacting the effective tax rate for the three months ended March 31, 2017 was the discrete impact of the goodwill impairment charges.

Net (Loss) Income. Net loss for the first quarter of 2017 decreased to $(188.6) million or $(5.15) per diluted share, compared to net income of $16.5 million or $0.45 per diluted share in the prior year quarter. Adjusted net income was $9.2 million, or $0.25 per diluted share, compared with adjusted net income of $16.7 million or $0.45 per diluted share for the prior year quarter.

Cash Flows

Cash flows for the Company for the quarters ended March 31, 2017 and 2016 are summarized below (in thousands):

	Quarter Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$53,025	$(10,821)
Net cash used in investing activities	(8,312)	(9,596)
Net cash (used in) provided by financing activities	(43,443)	25,595

Operating Activities

The quarter ended March 31, 2017 increase in net cash provided by operating activities was principally the result of decreased accounts receivable, inventories, other assets and increased accounts payable, partially offset by diminished operating results and decreased accrued liabilities.

Investing Activities

Gross capital spending for the quarter ended March 31, 2017 and 2016 was $8.3 million and $9.9 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including facility projects.

Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreements, the acquisition or issuance of treasury stock, and quarterly dividend payments.

Cash outflows from financing activities in the quarter ended March 31, 2017 included the repayment of the asset securitization program and payment of debt issuance costs incurred in the credit amendments, partially offset by incremental borrowings under the 2017 Credit Agreement and term loan as compared to net borrowings and repurchases of shares in the quarter ended March 31, 2016.

In February 2017, the Board of Directors approved a dividend of $0.14 that was paid on April 14, 2017 to shareholders of record as of March 15, 2017.

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

Availability of financing as of March 31, 2017, is summarized below (in millions):

	Aggregated Committed Principal	Borrowing Base Limitation	Total Utilization	Net Availability
2017 Credit Agreement
Term Loan (1)	$77.6	$77.6	$77.6	$-
Revolving Credit Facility (2)	1,000.0	904.0	427.7	476.3
First-in-Last-Out ("FILO")	100.0	100.0	100.0	-
Total all Funding Sources	$1,177.6	$1,081.6	$605.3	$476.3

1)	The term loan was funded in a single funding on March 24, 2017. The proceeds from the funding were used to pay down borrowings and increase availability under the revolving credit facility.
2)

The 2017 Credit Agreement provides for the issuance of letters of credit up to $25.0 million, plus up to $165.0 million to be used as collateral for obligations under the 2013 Note Purchase Agreement. Letters of credit totaling approximately $177.5 million were outstanding as of March 31, 2017.

The Company’s total debt and debt-to-total capitalization ratio consisted of the following amounts (in millions):

	As of	As of
	March 31,	December 31,
	2017	2016
2017 Credit Agreement
Term Loan	$77.6	$-
Revolving Credit Facility	250.2	-
FILO Facility	100.0	-
2013 Credit Agreement	-	260.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	-	200.0
Debt	577.8	610.4
Stockholders’ equity	590.6	781.1
Total capitalization	$1,168.4	$1,391.5

Debt-to-total capitalization ratio	49.5%	43.9%

Refer to Note 8 - “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 11 - “Debt”, in our 2016 Form 10-K.

Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA and Free Cash Flow (the “Non-GAAP table”)

The Non-GAAP table below presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted EBITDA and Free Cash Flow for the three months ended March 31, 2017 and 2016 (in thousands, except per share data). These non-GAAP measures exclude certain non-recurring items and exclude other items that do not reflect the Company’s ongoing operations and are included to provide investors with useful information about the financial performance of our business. The presented non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP financial measures. The non-GAAP financial measures do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

In order to calculate the non-GAAP measures, management excludes the following items to the extent they occur in the reporting period, to facilitate the comparison of current and prior year results and ongoing operations, as management believes these items do not reflect the underlying cost structure of our business. These items can vary significantly in amount and frequency.

•

Restructuring charges. Workforce reduction and facility closure charges such as employee termination costs, facility closure and consolidation costs, and other costs directly associated with shifting business strategies or business conditions that are part of a restructuring program.

Restructuring actions were taken in 2015 to improve our operational utilization, labor spend, inventory performance and functional alignment of the organization.  This included workforce reductions and facility consolidations with an expense impact of $0.3 million in the first quarter of 2016 (refer to Note 3 – “Severance & Restructuring Charges”).

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

In the quarter ended March 31, 2017, the Company recorded impairment of goodwill of $198.8 million, based on a decline in market capitalization (refer to Note 4 – “Goodwill and Intangible Assets”).

•

Other actions.  Actions, which may be non-recurring events, that result from the changing strategies and needs of the Company and do not reflect the underlying expense of the on-going business. These include charges related to litigation totaling $6.0 million (refer to Note 12 – “Legal Matters”) and transformational consultancy expenses totaling $3.0 million.

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

	For the Three Months Ended March 31,
	2017	2016

Operating expenses	$371,850	$167,678
Impairment of goodwill (Note 4)	(198,828)	-
Litigation reserve (Note 12)	(6,000)	-
Transformational consultancy expenses	(2,951)	-
Restructuring charges (Note 3)	-	(254)
Adjusted operating expenses	$164,071	$167,424

Operating (loss) income	$(186,182)	$32,404
Operating expense adjustments noted above	207,779	254
Adjusted operating income	$21,597	$32,658

Net (loss) income	$(188,593)	$16,530
Operating expense adjustments noted above	207,779	254
Non-GAAP tax provision on adjustments
Impairment of goodwill	(6,559)	-
Litigation reserve	(2,324)	-
Transformational consultancy expenses	(1,118)	-
Restructuring charges	-	(99)
Adjusted net income	$9,185	$16,685

Diluted (loss) earnings per share	$(5.15)	$0.45
Operating expense adjustments noted above	5.67	0.01
Non-GAAP tax provision on adjustments	(0.27)	(0.01)
Adjusted diluted earnings per share	$0.25	$0.45

Net (loss) income	$(188,593)	$16,530
Provision for income taxes	(4,328)	9,977
Interest expense, net	6,739	5,897
Depreciation and amortization	10,965	11,731
Equity compensation expense	2,468	2,911
Operating expense adjustments noted above	207,779	254
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$35,030	$47,300

Net cash provided by (used in) operating activities	$53,025	$(10,821)
Net cash used in investing activities	(8,312)	(9,596)
Free cash flow	$44,713	$(20,417)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the quarter ended March 31, 2017, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 12 - “Legal Matters.”

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the 2016 Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

The Company did not repurchase any shares of common stock in the three months ended March 31, 2017 while during the three months ended March 31, 2016, the Company repurchased 241,270 of common stock at an aggregate cost of $6.8 million. The Company did not repurchase any additional shares through April 21, 2017. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2017 to January 31, 2017	-	-	-	68,160,702
February 1, 2017 to February 28, 2017	-	-	-	68,160,702
March 1, 2017 to March 31, 2017	-	-	-	68,160,702
Total First Quarter	-	$-	-	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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

4.3	Amendment No. 2 to Note Purchase Agreement, dated as of August 30, 2016, among ESND, ECO, and the note purchasers identified therein (Exhibit 10.7 to the Company’s Form 10-Q filed on October 26, 2016)
4.4	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.5	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
10.1*

Fifth Amended and Restated Credit Agreement, dated as of February 22, 2017, among ECO, as borrower, ESND, as a loan party, JPMorgan Chase Bank, National Association, as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”)

10.2*	Amendment No 3 to Note Purchase Agreement, dated as of February 9, 2017, among ESND, ECO and the note purchasers identified therein
10.3*	Amendment No 4 to Note Purchase Agreement, dated as of February 22, 2017, among ESND, ECO and the note purchasers identified therein
10.4*

Second Amended and Restated Pledge and Security Agreement, dated as of February 22, 2017, among ECO, ESND, Essendant Financial Services LLC, Essendant Management Services LLC, Essendant Industrial LLC, Essendant Receivables, LLC, O.K.I. Supply, LLC, Nestor Sales LLC, Nestor Sales Holdco LLC, Nestor Holding Company, Liberty Bell Equipment Company, Label Industries, Inc., TransSupply Group, LLC, CPO Commerce Acquisition, LLC, CPO Commerce, LLC and JPMorgan Chase Bank, N.A. as administrative agent

10.5*	Management Incentive Plan for Employees Other Than Section 16 Officers, effective January 1, 2017**
10.6*	Form of Performance-Based Cash Award Agreement under the 2015 Long-Term Incentive Plan**
10.7*	Essendant Inc. Annual Cash Incentive Award Plan for Section 16 Officers under the 2015 Long-Term Incentive Plan**
10.8*	Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers**
10.9*	Form of 2017 Restricted Stock Award Agreement with EPS Minimum**
10.10*	Essendant Inc. Executive Severance Plan**
31.1*	Certification of Chief Executive Officer, dated as of April 26, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated as of April 26, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of April 26, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on April 26, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statement of (Loss) Income for the three-month periods ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three-month periods ended March 31, 2017 and 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: April 26, 2017	/s/ Earl C. Shanks
Earl C. Shanks
Senior Vice President and Chief Financial Officer