Form 10-Q
period 2017-06-30
ESSENDANT INC
filed 2017-07-26
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

On July 21, 2017, the registrant had outstanding 37,529,402 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30,	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,889	$21,329
Accounts receivable, less allowance for doubtful accounts of $16,751 in 2017 and $18,196 in 2016	663,926	678,184
Inventories	800,323	876,837
Other current assets	36,984	32,100
Total current assets	1,525,122	1,608,450
Property, plant and equipment, net	127,104	128,251
Intangible assets, net	78,149	83,690
Goodwill	99,479	297,906
Other long-term assets	45,971	45,209
Total assets	$1,875,825	$2,163,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508,639	$484,602
Accrued liabilities	188,940	197,804
Current maturities of long-term debt	6,089	28
Total current liabilities	703,668	682,434
Deferred income taxes	1,307	6,378
Long-term debt	504,932	608,941
Other long-term liabilities	72,239	84,647
Total liabilities	1,282,146	1,382,400
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2017 and 2016	7,444	7,444
Additional paid-in capital	413,865	409,805
Treasury stock, at cost – 36,967,119 shares in 2017 and 36,951,522 shares in 2016	(1,097,300)	(1,096,744)
Retained earnings	1,313,209	1,507,057
Accumulated other comprehensive loss	(43,539)	(46,456)
Total stockholders’ equity	593,679	781,106
Total liabilities and stockholders’ equity	$1,875,825	$2,163,506

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,260,656	$1,354,523	$2,530,038	$2,706,819
Cost of goods sold	1,083,092	1,158,700	2,166,807	2,310,914
Gross profit	177,564	195,823	363,231	395,905
Operating expenses:
Warehousing, marketing and administrative expenses	161,695	157,625	334,717	325,303
Impairment of goodwill	-	-	198,828	-
Defined benefit plan settlement loss	-	11,744	-	11,744
Operating income (loss)	15,869	26,454	(170,314)	58,858
Interest expense, net	6,299	5,677	13,038	11,574
Income (loss) before income taxes	9,570	20,777	(183,352)	47,284
Income tax expense	4,474	7,844	146	17,821
Net income (loss)	$5,096	$12,933	$(183,498)	$29,463
Net income (loss) per share - basic:	$0.14	$0.35	$(5.01)	$0.81
Average number of common shares outstanding - basic	36,673	36,512	36,659	36,552
Net income (loss) per share - diluted:	$0.14	$0.35	$(5.01)	$0.80
Average number of common shares outstanding - diluted	36,873	36,910	36,659	36,897
Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$5,096	$12,933	$(183,498)	$29,463
Other comprehensive income (loss), net of tax
Translation adjustments	1,092	442	1,477	3,133
Minimum pension liability adjustments	704	7,418	1,408	8,333
Cash flow hedge adjustments	(36)	100	32	(427)
Total other comprehensive income (loss), net of tax	1,760	7,960	2,917	11,039
Comprehensive income (loss)	$6,856	$20,893	$(180,581)	$40,502

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) income	$(183,498)	$29,463
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,534	22,936
Share-based compensation	4,038	5,689
Gain on the disposition of property, plant and equipment	(656)	(739)
Amortization of capitalized financing costs	804	332
Excess tax cost related to share-based compensation	-	193
Deferred income taxes	(270)	(2,765)
Impairment of goodwill	198,828	-
Pension settlement charge	-	11,744
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	14,434	(28,439)
Decrease (increase) in inventory	76,757	(44,017)
Increase in other assets	(1,178)	(36,529)
Increase in accounts payable	24,133	43,429
Decrease in accrued liabilities	(19,603)	(12,219)
Decrease in other liabilities	(9,512)	(5,062)
Net cash provided by (used in) operating activities	125,811	(15,984)
Cash Flows From Investing Activities:
Capital expenditures	(13,677)	(19,327)
Proceeds from the disposition of property, plant and equipment	-	2,770
Net cash used in investing activities	(13,677)	(16,557)
Cash Flows From Financing Activities:
Net borrowings under revolving credit facility	31,375	43,876
Borrowings under Term Loan	77,600	-
Repayments under Term Loan	(1,518)	-
Net repayments under Securitization Program	(200,000)	-
Net (disbursements) proceeds from share-based compensation arrangements	(600)	1,285
Acquisition of treasury stock, at cost	-	(6,839)
Payment of cash dividends	(10,339)	(10,237)
Excess tax cost related to share-based compensation	-	(193)
Payment of debt issuance costs	(6,277)	-
Net cash (used in) provided by financing activities	(109,759)	27,892
Effect of exchange rate changes on cash and cash equivalents	185	366
Net change in cash and cash equivalents	2,560	(4,283)
Cash and cash equivalents, beginning of period	21,329	29,983
Cash and cash equivalents, end of period	$23,889	$25,700
Other Cash Flow Information:
Income tax payments, net	$19,058	$27,358
Interest paid	11,809	11,750

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the new guidance, when awards vest or are settled, companies are required to record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement instead of in additional paid-in capital. Furthermore, excess tax benefits are presented as an operating activity on the statement of cash flows rather than as a financing activity. In the six months ended June 30, 2017, the Company adopted the standard which resulted in $0.8 million of incremental tax expense that was recognized due to excess tax deficiencies of vested or settled awards in the first six months of 2017. Furthermore, the Company notes certain other changes resulting from adoption including changes in the calculation of the effect of dilutive securities for purposes of calculating diluted net income per share which was immaterial in the period and Condensed Consolidated Statement of Cash Flows presentation changes. The Company has elected to apply guidance concerning cash flow presentation on a prospective basis and to continue to estimate the number of awards expected to be forfeited.

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

Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company plans to adopt the standard using the modified retrospective approach, which will require the Company to recognize the cumulative effect of initial adoption of the standard for all contracts as of, and new contracts after, the date of initial application.

Based on the Company’s current assessment and detailed review of the revenue transactions of the organization with its customers, the impact of the application of the new standard is expected to be immaterial. The Company expects that revenue recognition related to the processing, fulfillment and shipment of various warehoused goods to remain substantially unchanged. The Company also expects disclosure changes resulting from certain policy elections and practical expedient uses of, or allowable divergences from, authoritative guidance. The Company will continue to monitor for modifications to the standards throughout the year ended December 31, 2017.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. This standard replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Inventory

Approximately 98.3% of total inventory as of June 30, 2017 and December 31, 2016, respectively, has been valued under the Last-In-First-Out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of First-In-First-Out (“FIFO”) cost or market, inventory values would have been $158.1 million and $147.9 million higher than reported as of June 30, 2017 and December 31, 2016, respectively.

For the three months ended June 30, 2017, there was a $0.3 million reduction in LIFO liquidations as compared to the $1.6 million reported in the first quarter. For the six months ended June 30, 2017, LIFO liquidations resulted in LIFO income of $1.3 million, which was more than offset by LIFO expense of $11.5 million related to current inflation, for an overall net increase in cost of sales of $10.2 million. LIFO liquidations occur when there are decrements of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases.

2. Share-Based Compensation

As of June 30, 2017, the Company has two active equity compensation plans. Under the 2015 Long-Term Incentive Plan (as amended and restated), award instruments include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their annual retainer in deferred stock units.

The Company granted 58,962 shares of restricted stock and 221,365 RSUs during the first six months of 2017, compared to 129,059 shares of restricted stock and 247,656 RSUs during the first six months of 2016.

3. Severance and Restructuring Charges

Commencing in 2015, the Company began certain restructuring actions which included workforce reductions, facility closures, and actions to reduce costs through management delayering in order to achieve broader functional alignment of the organization. The charges associated with these actions were included in “warehousing, marketing and administrative expenses.” These actions were substantially completed in 2016. No expenses have been recorded in the three and six months ended June 30, 2017 and the three months ended June 30, 2016.

The expenses, cash flows, and accrued liabilities associated with the restructuring actions described above are noted in the following table (in thousands):

	Expenses	Cash flow		Accrued Liabilities
	For the six months ended June 30,	For the six months ended June 30,		As of June 30,	As of December 31,
	2016	2017	2016	2017	2016
Fourth quarter 2015 Action
Workforce reduction	$-	$410	$6,462	$1,014	$1,424

First quarter 2015 Actions
Workforce reduction	$-	$107	$487	$651	$758
Facility closure	254	-	500	-	-
Total	254	$107	$987	$651	$758

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

In the quarter ended March 31, 2017, given a sustained decrease in the Company’s share price and related market capitalization, the Company determined that a triggering event had occurred for all of its reporting units, requiring an interim impairment test of goodwill. During this assessment, the Company determined that the carrying value of net assets for three of the four reporting units of the Company exceeded fair value. In consideration of the Company’s adoption of ASU 2017-04 (refer to Note 1 – “Basis of Presentation”) the Company recognized a goodwill impairment of $198.8 million in aggregate based on the difference between the carrying value of net assets and fair value as determined based on the combination of market prices and merger and acquisitions (“M&A”) transactions of comparable businesses and forecasted future discounted cash flows.

The carrying amount of goodwill by reporting unit and impairment recognized is noted in the table below (in thousands):

	Goodwill balance	For the six months ended June 30, 2017		Goodwill balance
	as of December 31, 2016	Impairment	Currency translation adjustments	as of June 30, 2017
Office & Facilities	$224,683	$(185,704)	$-	$38,979
Industrial	13,067	-	46	13,113
Automotive	45,234	(12,220)	355	33,369
CPO	14,922	(904)	-	14,018
	$297,906	$(198,828)	$401	$99,479

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

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	June 30, 2017				December 31, 2016
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$137,802	$(67,594)	$70,208	16	$137,452	$(62,235)	$75,217	16
Non-compete agreements	4,654	(4,260)	394	4	4,649	(4,260)	389	4
Trademarks	13,737	(6,190)	7,547	14	13,704	(5,620)	8,084	14
Total	$156,193	$(78,044)	$78,149		$155,805	$(72,115)	$83,690

The following table summarizes the amortization expense to be incurred in 2017 through 2021 on intangible assets (in thousands):

Year	Amount
2017	$10,795
2018	8,063
2019	6,945
2020	6,942
2021	6,942

5. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended June 30, 2017 was as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2016	$(8,439)	$172	$(38,189)	$(46,456)
Other comprehensive income (loss) before reclassifications	1,477	(75)	-	1,402
Amounts reclassified from AOCI	-	107	1,408	1,515
Net other comprehensive income	1,477	32	1,408	2,917
AOCI, balance as of June 30, 2017	$(6,962)	$204	$(36,781)	$(43,539)

The following table details the amounts reclassified out of AOCI into the income statement during the three and six months ended June 30, 2017  (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,	Affected Line Item In The Statement
Details About AOCI Components	2017	2017	Where Net Income is Presented
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$45	$175	Interest expense, net
	(17)	(68)	Tax provision
	$28	$107	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,134	$2,268	Warehousing, marketing and administrative expenses
	(430)	(860)	Tax provision
	704	1,408	Net of tax
Total reclassifications for the period, net of tax	$732	$1,515

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three- and six- month periods ended June 30, 2017 and 2016, 0.2 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. An additional 0.2 million shares of common stock outstanding for the six months ended June 30, 2017 were excluded from the computation of diluted earnings per share due to the net loss. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$5,096	$12,933	$(183,498)	$29,463
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,673	36,512	36,659	36,552
Effect of dilutive securities:
Employee stock options and restricted stock (1)	200	398	-	345
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	36,873	36,910	36,659	36,897
Net income (loss) per share:
Net income (loss) per share - basic	$0.14	$0.35	$(5.01)	$0.81
Net income (loss) per share - diluted (2)	$0.14	$0.35	$(5.01)	$0.80

(1)

The effect of dilutive securities for employee stock options and restricted stock in the three and six months ended June 30, 2017 was affected by the adoption of ASU 2016-09 at the beginning of the year. In accordance with the standard, the effect of dilutive securities in the calculation of diluted net income per share was applied prospectively and results for the three and six months ended June 30, 2016 have not been revised.

(2)

As a result of the net loss in the six months ended June 30, 2017, the effect of potentially dilutive securities would have been anti-dilutive and has been omitted from the calculation of diluted earnings per share.

Common Stock Repurchases

As of June 30, 2017 , the Company had Board authorization to repurchase $68.2 million of common stock. During the three and six months ended June 30, 2017, the Company did not repurchase any shares of its common stock. During the three months ended June 30, 2016, the Company did not repurchase any shares of its common stock. For the six months ended June 30, 2016, the Company repurchased 241,270 shares at an aggregate cost of $6.8 million. Depending on the market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.

7. Debt

ESND is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, ECO, and from borrowings by ECO. The 2017 Credit Agreement and the 2013 Note Purchase Agreement (each as defined below and each a “Lending Agreement”) contain restrictions on the use of cash transferred from ECO to ESND.

On February 22, 2017, ESND, ECO, ECO’s United States subsidiaries (ESND, ECO and the subsidiaries collectively referred to as the “Loan Parties”), JPMorgan Chase Bank, National Association, as Administrative Agent, and certain lenders entered into a Fifth Amended and Restated Revolving Credit Agreement (the “2017 Credit Agreement”). The 2017 Credit Agreement amended and restated the Fourth Amended and Restated Five-Year Revolving Credit Agreement dated as of July 9, 2013 (as amended prior to February 22, 2017, the “2013 Credit Agreement”). Also on February 22, 2017, ESND, ECO and the holders of ECO’s 3.75% senior secured notes due January 15, 2021, (the “Notes”) entered into Amendment No. 4 (“Amendment No. 4”) to the Note Purchase Agreement dated as of November 25, 2013, (as amended prior to February 22, 2017, the “2013 Note Purchase Agreement”).

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

The 2017 Credit Agreement provides for a revolving credit facility (with an aggregated committed principal amount of $1.0 billion), a first-in-last-out (“FILO”) revolving credit facility (with an aggregated committed principal amount of $100 million) and a term loan (with an initial aggregated committed principal amount of $77.6 million). The term loan was funded in a single funding on March 24, 2017. Loans under the 2017 Credit Agreement must be extended to the Company first through the FILO facility.

Borrowings under the 2017 Credit Agreement bear interest at LIBOR for specified interest periods, at the REVLIBOR30 Rate (as defined in the 2017 Credit Agreement) or at the Alternate Base Rate (as defined in the 2017 Credit Agreement), plus, in each case, a margin determined based on the Company’s average quarterly revolving availability. Depending on the Company’s average quarterly revolving availability, the margin on LIBOR-based loans and REVLIBOR30 Rate-based loans ranges from 1.25% to 1.75% for revolving and term loans and 2.00% to 2.50% for FILO loans, and on Alternate Base Rate loans ranges from 0.25% to 0.75% for revolving and term loans and 1.00% to 1.50% for FILO loans. From February 22, 2017 (the date of the 2017 Credit Agreement) to June 30, 2017, the applicable margin for LIBOR-based loans and REVLIBOR30 Rate-based loans is 1.50% for revolving and term loans and 2.25% for FILO loans, and for Alternate Base Rate loans is 0.50% for revolving and term loans and 1.25% for FILO loans. In addition, ECO is required to pay the lenders a commitment fee on the unutilized portion of the revolving and FILO commitments under the 2017 Credit Agreement at a rate per annum equal to 0.25%. Letters of credit issued pursuant to the 2017 Credit Agreement incur interest based on the applicable margin rate for LIBOR-based Loans, plus 0.125%. Unamortized deferred financing fees of $7.0 million are included within “Current maturities of long-term debt” and “Long-term debt” on the Condensed Consolidated Balance Sheets and will be amortized over the life of the agreements.

Obligations of ECO under the 2017 Credit Agreement are guaranteed by ESND and ECO’s domestic subsidiaries. ECO’s obligations under these agreements and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets. Availability of credit under the revolving facility will be subject to a revolving borrowing base calculation comprised of a certain percentage of the eligible accounts receivable, plus a certain percentage of the inventory, less reserves. Similarly, availability under the FILO revolving credit facility is subject to a FILO borrowing base comprised primarily of 10% of the eligible accounts receivable, plus 10% multiplied by the net orderly liquidation value percentages of the eligible inventory, less reserves. The amount of the remaining term loan of $76.1 million, is based on the value of the Company’s owned real estate and certain equipment. Beginning in April 2017, the Company began repayment of nominal principal amounts pursuant to the terms and conditions of the term loan, and these payments may be subject to acceleration under certain dispositions of the underlying collateral.

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

Debt consisted of the following amounts (in millions):

	As of	As of
	June 30, 2017	December 31, 2016

2017 Credit Agreement
Term Loan	$76.1	$-
Revolving Credit Facility	191.9	-
FILO Facility	100.0	-
2013 Credit Agreement	-	260.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	-	200.0
Mortgage & Capital Lease	-	0.1
Transaction Costs	(7.0)	(1.5)
Total	$511.0	$609.0

The 2017 Credit Agreement provides for the issuance of letters of credit up to $25.0 million, plus up to $165.0 million to be used as collateral for obligations under the 2013 Note Purchase Agreement. Letters of credit totaling approximately $177.5 million were utilized as of June 30, 2017.

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

8. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 13 – “Pension Plans and Defined Contribution Plan” to the Company’s Consolidated Financial Statements in the 2016 Form 10-K. A summary of net periodic pension cost related to the Company’s pension plans for the three and six months ended June 30, 2017 and 2016 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Service cost - benefit earned during the period	$321	$317	$642	$634
Interest cost on projected benefit obligation	1,862	2,173	3,724	4,516
Expected return on plan assets	(2,272)	(2,547)	(4,544)	(5,265)
Amortization of prior service cost	72	74	144	148
Amortization of actuarial loss	1,062	1,321	2,124	2,740
Settlement loss	-	11,744	-	11,744
Net periodic pension cost	$1,045	$13,082	$2,090	$14,517

The Company made cash contributions to its pension plans of $10.0 million in the three and six months ended June 30, 2017 and $10.0 million during the six months ended June 30, 2016. Additional contributions, if any, for 2017 have not yet been determined. As of June 30, 2017 and December 31, 2016, the Company had accrued $30.0 million and $40.2 million, respectively, of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has defined contribution plans covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.9 million and $3.7 million for the Company match of employee contributions to the Plan for the three and six months ended June 30, 2017, respectively and the three and six months ended June 30, 2016, respectively.

9. Fair Value Measurements

The Company measures certain financial assets and liabilities, including an interest rate swap and foreign currency derivatives, at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates. The fair value of the interest rate swaps is determined by using quoted market forward rates (level 2 inputs) and reflects the present value of the amount the Company would pay for contracts involving the same notional amount and maturity date. The fair value of the foreign exchange hedge is determined by using quoted market spot rates (level 2 inputs).

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap & foreign exchange hedges
- as of June 30, 2017	$52	$-	$52	$-
- as of December 31, 2016	$205	$-	$205	$-

The carrying amount of accounts receivable at June 30, 2017, approximates fair value because of the short-term nature of this item. As of June 30, 2017, no assets or liabilities were measured at fair value on a nonrecurring basis.

10. Other Assets and Liabilities

Receivables related to supplier allowances totaling $87.8 million and $86.9 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

Current and non-current prepaid customer rebates, net of allowances, were $50.6 million and $47.9 million as of June 30, 2017 and December 31, 2016, respectively, and are included as a component of “Other current assets” and “Other assets”. Accrued customer rebates of $47.2 million and $65.3 million as of June 30, 2017 and December 31, 2016, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

11. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three and six months ended June 30, 2017, the Company recorded income tax expense of $4.5 million and $0.1 million on pre-tax income of $9.6 million and pre-tax loss of $183.4 million, for an effective tax rate of 46.8% and (0.1%), respectively. For the three and six months ended June 30, 2016, the Company recorded income tax expense of $7.8 million and $17.8 million on pre-tax income of $20.8 million and $47.3 million, for an effective tax rate of 37.8% and 37.7%, respectively. In the three and six months ended June 30, 2017, the Company adopted ASU 2016-09 which resulted in $0.5 million and $0.8 million, respectively, of incremental tax expense recognized due to excess tax deficiencies of vested or settled awards in the period. The adoption of the standard was applied prospectively in accordance with guidance.

The Company’s U.S. statutory rate is 35.0%. The most significant factor impacting the effective tax rate for the six months ended June 30, 2017 was the discrete impact of the goodwill impairment charges. There were no significant discrete items impacting the effective tax rate for the six months ended June 30, 2016.

12. Legal Matters

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was initially filed in the United States District Court for the Central District of California on May 1, 2015, and subsequently refiled in the United States District Court for the Northern District of Illinois. The other lawsuit was filed in the United States District Court for the Northern District of Illinois on January 14, 2016. The two lawsuits have been consolidated for pre-trial proceedings, and assigned to the same judge. Plaintiffs in both lawsuits seek certification of a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company. Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations. Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. In each lawsuit, the Company is vigorously contesting class certification and denies that any violations occurred.

Litigation of this kind is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of the pending claims is probable. As of the year ended December 31, 2016, the Company recorded a $4.0 million, pre-tax reserve within “warehousing, marketing and administrative expenses” in the consolidated statement of operations. During the six months ended June 30, 2017, the Company recorded an additional $6.0 million, pre-tax reserve to reflect events concerning mediation activities and settlement negotiations between the Company and the plaintiffs for a total reserve at June 30, 2017 of $10.0 million. The Company continues to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances. Final disposition of the lawsuits, whether through settlement or through trial, may result in a loss materially in excess of the aggregate recorded amount. However, a range of reasonably possible excess losses is not estimable at this time.

As disclosed in the first quarter of 2017, the Company was named in a lawsuit filed by a former employee in the Los Angeles Superior Court. During the second quarter of 2017, the Company reached an agreement on the general terms of a settlement to resolve this litigation. The parties are in the process of finalizing a settlement agreement, which will be subject to court approval. In consideration of the settlement, the Company recorded a $3.0 million pre-tax reserve within the warehousing, marketing and administrative expenses line item in the consolidated statement of operations for the three and six months ended June 30, 2017.

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

Company Overview

Essendant Inc. is a leading national wholesale distributor of workplace items, with 2016 net sales of approximately $5.4 billion. Essendant Inc. sells over 190,000 items including janitorial, foodservice and breakroom supplies (“JanSan”), technology products, traditional office products, industrial supplies, cut sheet paper products, automotive products and office furniture. These items include a broad spectrum of brand-name and Essendant private label brand products. Essendant sells through a network of 70 distribution centers to approximately 29,000 reseller customers. Customers include office and workplace dealers; facilities and maintenance distributors, technology, military, automotive aftermarket customers, national retailers and healthcare and vertical suppliers; industrial distributors and internet retailers. The Company also operates CPO Commerce which sells tools, do-it-yourself equipment and other items online to the consumer market.

The Company has begun implementing six actions to improve the performance of our business, which include:

•

Merchandising excellence through supplier negotiation to reduce cost of goods sold, driving Essendant private label brand and preferred national brand strategies and assortment optimization to increase profitability.

•	Alignment of pricing with cost to serve.
•	Stabilization of the JanSan sales channel by improving the customer experience and implementing comprehensive sales, marketing and care programs.
•	Industrial growth through improving sales effectiveness and leveraging the product set to a broader customer base.
•	Additional cost reductions through network optimization, productivity improvements and in-bound logistics activities.
•	Reduce working capital through inventory management measures and reduce debt through free cash flow generation.

Key Trends and Recent Results

Net sales in the second quarter of 2017 declined by 6.9% compared to the second quarter of 2016. The decline was primarily due to lower sales to large customers in the national retail and independent dealer channels. Profitability in the quarter was adversely impacted by lower sales volume and lower supplier allowances. We are implementing strategies to address these market trends, but we expect them to continue and to continue to impact our business. As a result, our outlook is for 2017 net sales to be down 6% to 9% compared to 2016, which will result in additional margin pressure.

Actions impacting comparability of results (the “Actions”)

•

In the six months ended June 30, 2017, the Company recognized a charge of $198.8 million related to the impairment of the Company’s goodwill as a result of sustained share price declines. Refer to Note 4 – “Goodwill and Intangible Assets” for further details.

•

In the three and six months ended June 30, 2017, the Company recognized accruals of $3.0 million and $9.0 million, respectively related to litigation matters. Refer to Note 12 – “Legal Matters” for further details.

•

In the three and six months ended June 30, 2017, the Company incurred $5.4 million and $8.4 million, respectively related to transformational expenses associated with the implementation of strategic objectives to improve the value of the business. These expenses, which result from the changing strategies of the Company, included consulting fees and other activities for which the Company has had significant investment.

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

•

During the six months ended June 30, 2016, the Company incurred restructuring charges of $0.3 million related to the 2015 actions to improve operational utilization, labor spend, inventory performance and functional alignment of the organization. Refer to Note 3 – “Severance and Restructuring Charges.”

Second Quarter Results

•

Diluted earnings per share for the second quarter of 2017 of $0.14 decreased from diluted earnings per share of $0.35 in the prior year quarter, including the impacts of the Actions discussed above. Adjusted diluted earnings per share were $0.28 in the quarter, and improved sequentially from the first quarter of 2017, but decreased compared to $0.55 in the prior-year quarter. Similar to our experience in the first half of 2017, we expect the range of 2017 sales decline to affect our second half adjusted diluted earnings per share. Refer to the Adjusted Operating Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings Per Share and Free Cash Flow table (the “Non-GAAP table”) included later in this section for more detail.

•	Second quarter net sales decreased 6.9% or $93.9 million, from the prior-year quarter to $1.3 billion.
•

Gross margin as a percentage of net sales in the second quarter of 2017 was 14.1% versus 14.5% in the prior-year quarter. Gross margin for the second quarter of 2017 was $177.6 million, compared to $195.8 million in the second quarter of 2016.

•

Operating expenses in the second quarter of 2017 were $161.7 million or 12.8% of net sales, compared with $169.4 million or 12.4% of net sales in the prior-year quarter, including impacts of the Actions. Adjusted operating expenses in the second quarter of 2017 were $153.3 million or 12.2% of net sales compared to $157.6 million or 11.6% of net sales in the prior-year quarter.

•

Operating income for the quarter ended June 30, 2017 was $15.9 million or 1.3% of net sales, compared with $26.5 million or 2.0% of net sales in the prior year quarter, including impacts of the Actions discussed above. Excluding the Actions, adjusted operating income in the second quarter of 2017 was $24.3 million or 1.9% of net sales, as compared to $38.2 million or 2.8% of net sales in the second quarter of 2016.

•

Free cash flow generated in the six months ended June 30, 2017 was $112.1 million as compared to free cash flow usage of $32.5 million in the prior year due to improved operating cash flows. Based on strong cash flow generation in the first half of 2017, free cash flow generation is expected to be in excess of $90 million for the full year 2017.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K.

Critical Accounting Policies, Judgments and Estimates

In the second quarter of 2017, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the 2016 Form 10-K.

Results of Operations—Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

The following table presents the Condensed Consolidated Statements of Income results (in thousands):

	For the Three Months Ended June 30,
	2017		2016 (1)
	Amount	% of Revenue	Amount	% of Revenue
Net sales: (1)
Janitorial, foodservice and breakroom supplies (JanSan products)	$339,386	26.9%	$371,428	27.4%
Technology products	300,170	23.8%	342,804	25.3%
Traditional office products	181,327	14.4%	202,569	15.0%
Industrial products	145,591	11.5%	143,171	10.6%
Cut sheet paper products	106,294	8.4%	101,534	7.5%
Automotive products	82,143	6.5%	80,550	5.9%
Office furniture	67,895	5.4%	74,606	5.5%
Freight and other	37,850	3.1%	37,861	2.8%
Total net sales	1,260,656	100.0%	1,354,523	100.0%
Cost of goods sold	1,083,092	85.9%	1,158,700	85.5%
Total gross profit	$177,564	14.1%	$195,823	14.5%
Operating expenses:
Warehousing, marketing and administrative expenses	161,695	12.8%	157,625	11.6%
Defined benefit plan settlement loss	-	0.0%	11,744	0.9%
Total operating expenses	$161,695	12.8%	$169,369	12.5%
Total operating income	15,869	1.3%	26,454	2.0%
Interest expense, net	6,299	0.5%	5,677	0.5%
Income before income taxes	9,570	0.8%	20,777	1.5%
Income tax expense	4,474	0.4%	7,844	0.5%
Net income	$5,096	0.4%	$12,933	1.0%

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Net Sales. Net sales for the quarter ended June 30, 2017 were $1.3 billion, a 6.9% decrease from $1.4 billion in sales during the quarter ended June 30, 2016. In light of the first half sales results, full year 2017 net sales are expected to be down 6% to 9% as compared to 2016. Net sales by key product category for the quarters included the following:

JanSan product sales decreased $32.0 million or 8.6% in the second quarter of 2017 compared to the second quarter of 2016. Sales decreased due to declines in the national retail channel of $27.2 million and the independent distributor channel of $3.5 million. As a percentage of total sales, JanSan represented 26.9% in the second quarter of 2017, a decrease from the prior year quarter percentage of total sales of 27.4%.

Technology product (primarily ink and toner) sales decreased $42.6 million or 12.4% from the second quarter of 2016. Sales in this category decreased primarily as a result of reduced supplier promotions and declines in the independent dealer channel of $31.0 million as well as declines in the national retail channel of $12.0 million, partially offset by internet retailers sales growth of $2.1 million. As a percentage of total sales, technology products represented 23.8% in the second quarter of 2017, a decrease from the prior year quarter percentage of total sales of 25.3%.

Traditional office product sales decreased $21.2 million or 10.5% in the second quarter of 2017 compared to the second quarter of 2016. Sales in this category decreased due to reductions in the independent dealers channel of $10.4 million and sales to the national retail channel of $10.2 million, partially offset by internet retailers sales growth of $0.5 million. As a percentage of total sales, traditional office products represented 14.4% in the second quarter of 2017, a decrease from the prior year quarter percentage of total sales of 15.0%.

Industrial product sales increased $2.4 million or 1.7% in the second quarter of 2017 compared to the second quarter of 2016. This increase was driven by growth in the general industrial channel of $3.2 million and the energy channel of $2.0 million, partially offset by a decline in the retail channel of $4.0 million. As a percentage of total sales, industrial supplies represented 11.5% in the second quarter of 2017, an increase from the prior year quarter percentage of total sales of 10.6%.

Cut sheet paper product sales increased $4.8 million or 4.7% in the second quarter of 2017 compared to the second quarter of 2016. The increase in this category was primarily driven by increased sales to independent dealers of $5.3 million and internet retailers sales growth of $0.8 million, partially offset by declines in the national retail channel of $0.6 million. As a percentage of total sales, cut sheet paper represented 8.4% in the second quarter of 2017, which increased from the prior year quarter percentage of total sales of 7.5%.

Automotive product sales increased $1.6 million or 2.0% in the second quarter of 2017 compared to the second quarter of 2016. The increase in this category was primarily driven by growth initiatives. As a percentage of total sales, automotive products represented 6.5% in the second quarter of 2017, which increased from the prior year quarter percentage of total sales of 5.9%.

Office furniture sales decreased $6.7 million or 9.0% in the second quarter of 2017 compared to the second quarter of 2016. This decrease was primarily the result of declines in sales to independent dealer channels of $5.7 million and internet retailers of $0.8 million. As a percentage of total sales, office furniture represented 5.4% in the second quarter of 2017, which decreased from prior year quarter percentage of total sales of 5.5%.

The remainder of the Company’s second quarter 2017 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the second quarter of 2017 was $177.6 million, compared to $195.8 million in the second quarter of 2016. Gross profit as a percentage of net sales (the gross margin rate) of 14.1% decreased from the prior-year quarter gross margin rate of 14.5%. The gross margin decline of $18.3 million was principally the result of lower sales volume impacting margin by $12.3 million, with the remainder of the decline primarily driven by lower supplier allowances. Sales volume and supplier allowance declines more than offset the benefits of merchandising and pricing actions related to our transformative initiatives. The gross margin rate was negatively impacted as revenue declines outpaced cost reductions. Our sales to larger resellers are generally at lower margins than sales to our smaller resellers. Sales to new customers tend to be lower margin but improve over time. Lower margin category sales include cut-sheet paper products and technology products, while JanSan, traditional office products, furniture and industrial supplies are higher margin categories.

Operating Expenses. Operating expenses for the second quarter of 2017 were $161.7 million or 12.8% of net sales, compared to $169.4 million or 12.5% of net sales in the prior year. The $7.7 million decrease was primarily driven by the decrease from the prior year pension settlement charge of $11.7 million, partially offset by increased transformational expenses of $5.4 million and litigation expenses of $3.0 million. Adjusted operating expenses were $153.3 million or 12.2% of net sales compared with $157.6 million or 11.6% of net sales in the same period last year, which was primarily driven by overall cost containment actions including decreased variable labor expenses of $2.3 million, partially offset by a reset of management incentives of $4.2 million.

Interest Expense, net. Interest expense, net for the second quarter of 2017 was $6.3 million compared to $5.7 million in the second quarter of 2016. This increase was primarily driven by higher interest rates on outstanding debt.

Income Taxes. Income tax expense was $4.5 million for the second quarter of 2017, compared to $7.8 million for the same period in 2016. The Company’s effective tax rate was 46.8% for the current-year quarter as compared to 37.8% for the same period in 2016. The most significant factor impacting the effective tax rate for the three months ended June 30, 2017 was the impact of the adoption of new accounting guidance related to share based compensation.

Net Income. Net income for the second quarter of 2017 decreased to $5.1 million or $0.14 per diluted share, compared to $12.9 million or $0.35 per diluted share in the prior year quarter. Adjusted net income was $10.3 million, or $0.28 per diluted share, compared with adjusted net income of $20.3 million or $0.55 per diluted share for the prior year quarter.

Results of Operations—Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

The following table presents the Condensed Consolidated Statements of Income results (in thousands):

	For the Six Months Ended June 30,
	2017		2016 (1)
	Amount	% of Revenue	Amount	% of Revenue
Net sales: (1)
Janitorial, foodservice and breakroom supplies (JanSan products)	$674,234	26.6%	$736,941	27.2%
Technology products	607,425	24.0%	694,812	25.7%
Traditional office products	373,468	14.8%	414,907	15.3%
Industrial products	292,230	11.6%	282,663	10.4%
Cut sheet paper products	209,137	8.3%	192,960	7.1%
Automotive products	160,949	6.4%	159,958	5.9%
Office furniture	137,777	5.4%	149,308	5.5%
Freight and other	74,818	2.9%	75,270	2.9%
Total net sales	2,530,038	100.0%	2,706,819	100.0%
Cost of goods sold	2,166,807	85.6%	2,310,914	85.4%
Total gross profit	$363,231	14.4%	$395,905	14.6%
Operating expenses:
Warehousing, marketing and administrative expenses	334,717	13.2%	325,303	12.0%
Impairment of goodwill	198,828	7.9%	-	0.0%
Defined benefit plan settlement loss	-	0.0%	11,744	0.4%
Total operating expenses	$533,545	21.1%	$337,047	12.4%
Total operating (loss) income	(170,314)	(6.7%)	58,858	2.2%
Interest expense, net	13,038	0.5%	11,574	0.5%
(Loss) income before income taxes	(183,352)	(7.2%)	47,284	1.7%
Income tax expense	146	0.1%	17,821	0.6%
Net (loss) income	$(183,498)	(7.3%)	$29,463	1.1%

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Net Sales. Net sales for the six-month period ended June 30, 2017 were $2.5 billion, a 6.5% decrease from $2.7 billion in sales during the six-month period ended June 30, 2016. Net sales by key product category for the periods included the following:

JanSan product sales decreased $62.7 million or 8.5% in the first six months of 2017 compared to the first six months of 2016. Sales decreased due to declines in the national retail channel of $47.5 million, independent distributor channel of $13.4 million and internet retailers sales of $1.3 million. As a percentage of total sales, JanSan represented 26.6% in the first six months of 2017, a decrease from the prior year quarter percentage of total sales of 27.2%.

Technology products (primarily ink and toner) sales decreased $87.4 million or 12.6% from the first six months of 2016. Sales in this category decreased primarily as a result of reduced supplier promotions and declines in the independent dealer channel of $74.8 million as well as declines in the national retail channel of $16.1 million, partially offset by internet retailers sales growth of $4.7 million. As a percentage of total sales, technology products represented 24.0% in the first six months of 2017, a decrease from the same prior year period of 25.7%.

Traditional office product sales decreased $41.4 million or 10.0% in the first six months of 2017 compared to the first six months of 2016. Sales in this category decreased due to reductions in the independent dealers channel of $26.0 million and declines in sales to the national retail channel of $17.7 million, partially offset by internet retailers sales growth of $3.2 million. As a percentage of total sales, traditional office products represented 14.8% in the first six months of 2017, a decrease from the same prior year period percentage of total sales of 15.3%.

Industrial product sales increased $9.6 million or 3.4% in the first six months of 2017 compared to the first six months of 2016. This increase was driven by growth in the general industrial channel of $5.9 million and the energy channel of $4.1 million, partially offset by a decline in the retail channel of $2.9 million. As a percentage of total sales, industrial supplies represented 11.6% in the first six months of 2017, an increase from the same prior year period percentage of total sales of 10.4%.

Cut sheet paper product sales increased $16.2 million or 8.4% in the first six months of 2017 compared to the first six months of 2016. The increase in this category was primarily driven by increased sales to independent dealers of $14.9 million and internet retailers sales growth of $2.5 million. As a percentage of total sales, cut sheet paper represented 8.3% in the first six months of 2017, which increased from the same prior year period percentage of total sales of 7.1% due to continued product category market-share growth.

Automotive product sales increased $1.0 million or 0.6% in the first six months of 2017 compared to the first six months of 2016. The increase in this category was primarily driven by growth initiatives. As a percentage of total sales, automotive products represented 6.4% in the first six months of 2017, which increased from the same prior year period percentage of total sales of 5.9%.

Office furniture sales decreased $11.5 million or 7.7% in the first six months of 2017 compared to the first six months of 2016. This decrease was primarily the result of declines in sales to independent dealer channels of $9.0 million, national retail channel of $1.4 million and internet retailers of $0.8 million. As a percentage of total sales, office furniture represented 5.4% in the first six months of 2017, which decreased from the same prior year period percentage of total sales of 5.5%.

The remainder of the Company’s second quarter 2017 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first six months of 2017 was $363.2 million, compared to $395.9 million in the first six months of 2016. Gross profit as a percentage of net sales (the gross margin rate) of 14.4% decreased from the prior-year six month period gross margin rate of 14.6%. The gross margin decline of $32.7 million was principally the result of lower sales volume, impacting margin by $22.8 million, lower supplier allowances of $10.1 million and higher freight costs of $3.3 million. Sales volume and supplier allowance declines and higher freight costs more than offset the benefits of merchandising and pricing actions related to our transformative initiatives. The gross margin rate was negatively impacted as revenue declines outpaced cost reductions.

Operating Expenses. Operating expenses for the first six months of 2017 were $533.5 million or 21.1% of net sales, compared to $337.0 million or 12.4% of net sales in the prior year. The $196.5 million increase was primarily driven by goodwill impairment of $198.8 million, increased litigation expenses of $9.0 million and transformational expenses of $8.4 million, partially offset by reductions from the prior year pension settlement charge of $11.7 million and reductions in occupancy expenses of $2.2 million. Adjusted operating expenses were $317.3 million or 12.5% of net sales compared with $325.0 million or 12.0% of net sales in the same period last year, primarily as a result of overall cost containment actions including decreased variable labor expenses of $3.0 million, partially offset by a reset of management incentives of $5.6 million.

Interest Expense, net. Interest expense, net for the first six months of 2017 was $13.0 million compared to $11.6 million in the first six months of 2016. This increase was primarily driven by higher interest rates on outstanding debt.

Income Taxes. Income tax expense was $0.1 million for the first six months of 2017, compared to $17.8 million for the same period in 2016. The Company’s effective tax rate was (0.1%) for the first six months of 2017, compared to 37.7% for the same period in 2016. The most significant factor impacting the effective tax rate for the six months ended June 30, 2017 was the discrete impact of the goodwill impairment charges in the period.

Net (Loss) Income. Net loss for the first six months of 2017 decreased to $183.5 million or $(5.01) per diluted share, compared to net income of $29.5 million or $0.80 per diluted share in the prior year. Adjusted net income was $19.5 million, or $0.53 per diluted share, compared with adjusted net income of $36.9 million or $1.00 per diluted share for the same prior year period.

Cash Flows

Cash flows for the Company for the six-month periods ended June 30, 2017 and 2016 are summarized below (in thousands):

	Six months ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$125,811	$(15,984)
Net cash used in investing activities	(13,677)	(16,557)
Net cash (used in) provided by financing activities	(109,759)	27,892

Operating Activities

For the six-month period ended June 30, 2017, the increase in net cash provided by operating activities was principally the result of decreased inventories and accounts receivable, partially offset by decreased accrued liabilities.

Investing Activities

Gross capital spending for the six-month period ended June 30, 2017 and 2016 was $13.7 million and $19.3 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including facility projects.

Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreement, the acquisition or issuance of treasury stock, and quarterly dividend payments.

Cash outflows from financing activities in the six-months ended June 30, 2017 included the repayment of the asset securitization program and payment of debt issuance costs incurred in connection with the 2017 Credit Agreement, partially offset by incremental borrowings under the 2017 Credit Agreement and term loan as compared to net borrowings and repurchases of shares in the six months ended June 30, 2016.

In May 2017, the Board of Directors approved a dividend of $0.14 that was paid on July 14, 2017 to shareholders of record as of June 15, 2017. In July 2017, the Board of Directors approved a dividend of $0.14 payable on October 13, 2017 to shareholders of record as of September 15, 2017.

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

Availability of financing as of June 30, 2017, is summarized below (in millions):

	Aggregated Committed Principal	Borrowing Base Limitation	Total Utilization	Net Availability
2017 Credit Agreement
Term Loan (1)	$76.1	$76.1	$76.1	$-
Revolving Credit Facility (2)	1,000.0	865.4	369.4	496.0
First-in-Last-Out ("FILO")	100.0	100.0	100.0	-
Total all Funding Sources	$1,176.1	$1,041.5	$545.5	$496.0

1)	The term loan was funded in a single funding on March 24, 2017. The proceeds from the funding were used to pay down borrowings and increase availability under the revolving credit facility.
2)

The 2017 Credit Agreement provides for the issuance of letters of credit up to $25.0 million, plus up to $165.0 million to be used as collateral for obligations under the 2013 Note Purchase Agreement. Letters of credit totaling approximately $177.5 million were utilized as of June 30, 2017.

The Company’s total debt and debt-to-total capitalization ratio consisted of the following amounts (in millions):

	As of	As of
	June 30,	December 31,
	2017	2016
2017 Credit Agreement
Term Loan	$76.1	$-
Revolving Credit Facility (1)	191.9	-
FILO Facility	100.0	-
2013 Credit Agreement	-	260.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	-	200.0
Debt	518.0	610.4
Stockholders’ equity	593.7	781.1
Total capitalization	$1,111.7	$1,391.5

Debt-to-total capitalization ratio	46.6%	43.9%

Refer to Note 7 - “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 11 - “Debt”, in our 2016 Form 10-K.

Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA and Free Cash Flow (the “Non-GAAP table”)

The Non-GAAP table below presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted EBITDA and Free Cash Flow for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data). These non-GAAP measures exclude certain non-recurring items and exclude other items that do not reflect the Company’s ongoing operations and are included to provide investors with useful information about the financial performance of our business. The presented non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP financial measures. The non-GAAP financial measures do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

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

Restructuring actions were taken in 2015 to improve our operational utilization, labor spend, inventory performance and functional alignment of the organization. This included workforce reductions and facility consolidations with an expense impact of $0.3 million in the six months ended June 30, 2016 (refer to Note 3 – “Severance & Restructuring Charges”).

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

In the six months ended June 30, 2017, the Company recorded an impairment of goodwill of $198.8 million, based on a decline in market capitalization (refer to Note 4 – “Goodwill and Intangible Assets”).

•

Other actions.  Actions, which may be non-recurring events, that result from the changing strategies and needs of the Company and do not reflect the underlying expense of the on-going business. These include charges related to litigation matters totaling $3.0 million and $9.0 million, respectively, for the three and six months ended June 30, 2017 (refer to Note 12 – “Legal Matters”) and transformational expenses totaling $5.4 million and $8.4 million, respectively, for the three and six months ended June 30, 2017. In the three and six months ended June 30, 2016, other actions included a settlement charge of $11.7 million related to a defined benefit plan settlement.

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

	For the Three Months Ended June 30,
	2017	2016

Operating expenses	$161,695	$169,369
Litigation reserve (Note 12)	(3,000)	-
Transformational expenses	(5,444)	-
Defined benefit plan settlement charge	-	(11,744)
Adjusted operating expenses	$153,251	$157,625

Operating income	$15,869	$26,454
Operating expense adjustments noted above	8,444	11,744
Adjusted operating income	$24,313	$38,198

Net income	$5,096	$12,933
Operating expense adjustments noted above	8,444	11,744
Non-GAAP tax provision on adjustments
Litigation reserve	(1,164)	-
Transformational expenses	(2,085)	-
Defined benefit plan settlement charge	-	(4,416)
Adjusted net income	$10,291	$20,261

Diluted earnings per share	$0.14	$0.35
Operating expense adjustments noted above	0.23	0.32
Non-GAAP tax provision on adjustments	(0.09)	(0.12)
Adjusted diluted earnings per share	$0.28	$0.55

Net income	$5,096	$12,933
Provision for income taxes	4,474	7,844
Interest expense, net	6,299	5,677
Depreciation and amortization	10,569	11,205
Equity compensation expense	1,570	2,778
Operating expense adjustments noted above	8,444	11,744
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$36,452	$52,181

Net cash provided by (used in) operating activities	$72,786	$(5,163)
Net cash used in investing activities	(5,365)	(6,961)
Free cash flow	$67,421	$(12,124)

	For the Six Months Ended June 30,
	2017	2016

Operating expenses	$533,545	$337,047
Impairment of goodwill (Note 4)	(198,828)	-
Litigation reserve (Note 12)	(9,000)	-
Transformational expenses	(8,395)	-
Defined benefit plan settlement charge	-	(11,744)
Restructuring charges	-	(254)
Adjusted operating expenses	$317,322	$325,049

Operating (loss) income	$(170,314)	$58,858
Operating expense adjustments noted above	216,223	11,998
Adjusted operating income	$45,909	$70,856

Net (loss) income	$(183,498)	$29,463
Operating expense adjustments noted above	216,223	11,998
Non-GAAP tax provision on adjustments
Impairment of goodwill	(6,559)	-
Litigation reserve	(3,488)	-
Transformational expenses	(3,203)	-
Defined benefit plan settlement charge	-	(4,416)
Restructuring charges	-	(91)
Adjusted net income	$19,475	$36,954

Diluted (loss) earnings per share (1)	$(4.97)	$0.80
Operating expense adjustments noted above	5.86	0.33
Non-GAAP tax provision on adjustments	(0.36)	(0.12)
Adjusted diluted earnings per share	$0.53	$1.00

Net (loss) income	$(183,498)	$29,463
Provision for income taxes	146	17,821
Interest expense, net	13,038	11,574
Depreciation and amortization	21,534	22,936
Equity compensation expense	4,038	5,689
Operating expense adjustments noted above	216,223	11,998
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$71,481	$99,481

Net cash provided by (used in) operating activities	$125,811	$(15,984)
Net cash used in investing activities	(13,677)	(16,557)
Free cash flow	$112,134	$(32,541)

(1)

Diluted earnings per share for the six months ended June 30, 2017 under GAAP reflect an adjustment to the basic earnings per share due to the net loss. The diluted earnings per share here does not reflect this adjustment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the quarter ended June 30, 2017, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 12 - “Legal Matters.”

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the 2016 Form 10-K. There have been no material changes to the risk factors described in such Form 10-K, except for the following three revised risk factors.

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

For example, Essendant’s revenue and profitability declined as sales, including sales to several large customers, declined in the first half of 2017.

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

In the first half of 2017, sales to independent dealers declined, which the Company believes is due in part to independent dealers losing market share to larger competitors with greater resources. Sales in the first half of 2017 were also adversely affected by the previously disclosed acquisition of a large regional independent dealer customer by Staples.

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

For example, we earned lower supplier allowances in the first half of 2017, which resulted primarily from lower sales and ongoing inventory rationalization efforts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

The Company did not repurchase any shares of common stock in the six months ended June 30, 2017 while during the six months ended June 30, 2016, the Company repurchased 241,270 of common stock at an aggregate cost of $6.8 million. The Company did not repurchase any additional shares through July 21, 2017. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2017 to April 30, 2017	-	-	-	68,160,702
May 1, 2017 to May 31, 2017	-	-	-	68,160,702
June 1, 2017 to June 30, 2017	-	-	-	68,160,702
Total Second Quarter	-	$-	-	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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

4.3	Amendment No. 2 to Note Purchase Agreement, dated as of August 30, 2016, among ESND, ECO, and the note purchasers identified therein (Exhibit 10.7 to the Company’s Form 10-Q filed on October 26, 2016)
4.4	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.5	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
31.1*	Certification of Chief Executive Officer, dated as of July 26, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated as of July 26, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of July 26, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on July 26, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statement of Income (Loss) for the three-month and six-month periods ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended June 30, 2017 and 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: July 26, 2017	/s/ Janet Zelenka
Janet Zelenka
Senior Vice President and Chief Financial Officer