Form 10-Q
period 2017-09-30
ESSENDANT INC
filed 2017-10-25
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

On October 20, 2017, the registrant had outstanding 37,611,803 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30,	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$29,085	$21,329
Accounts receivable, less allowance for doubtful accounts of $17,167 in 2017 and $18,196 in 2016	689,169	678,184
Inventories	753,592	876,837
Other current assets	39,282	32,100
Total current assets	1,511,128	1,608,450
Property, plant and equipment, net	130,328	128,251
Intangible assets, net	75,938	83,690
Goodwill	13,164	297,906
Other long-term assets	46,930	45,209
Total assets	$1,777,488	$2,163,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$545,125	$484,602
Accrued liabilities	189,532	197,804
Current maturities of long-term debt	6,084	28
Total current liabilities	740,741	682,434
Deferred income taxes	1,326	6,378
Long-term debt	453,173	608,941
Other long-term liabilities	72,370	84,647
Total liabilities	1,267,610	1,382,400
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2017 and 2016	7,444	7,444
Additional paid-in capital	411,996	409,805
Treasury stock, at cost – 36,819,759 shares in 2017 and 36,951,522 shares in 2016	(1,093,993)	(1,096,744)
Retained earnings	1,226,065	1,507,057
Accumulated other comprehensive loss	(41,634)	(46,456)
Total stockholders’ equity	509,878	781,106
Total liabilities and stockholders’ equity	$1,777,488	$2,163,506

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,308,979	$1,407,504	$3,839,018	$4,114,323
Cost of goods sold	1,137,025	1,208,650	3,303,832	3,519,564
Gross profit	171,954	198,854	535,186	594,759
Operating expenses:
Warehousing, marketing and administrative expenses	168,526	138,107	503,243	463,410
Impairment of goodwill	86,339	-	285,166	-
Defined benefit plan settlement loss	-	419	-	12,163
Operating (loss) income	(82,911)	60,328	(253,223)	119,186
Interest expense, net	6,116	6,484	19,154	18,058
(Loss) income before income taxes	(89,027)	53,844	(272,377)	101,128
Income tax (benefit) expense	(7,089)	17,102	(6,943)	34,923
Net (loss) income	$(81,938)	$36,742	$(265,434)	$66,205
Net (loss) income per share - basic:	$(2.23)	$1.00	$(7.23)	$1.81
Average number of common shares outstanding - basic	36,750	36,578	36,692	36,560
Net (loss) income per share - diluted:	$(2.23)	$0.99	$(7.23)	$1.79
Average number of common shares outstanding - diluted	36,750	36,938	36,692	36,896
Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income	$(81,938)	$36,742	$(265,434)	$66,205
Other comprehensive (loss) income, net of tax
Translation adjustments	1,303	(692)	2,780	2,441
Minimum pension liability adjustments	675	(2,298)	2,083	6,035
Cash flow hedge adjustments	(73)	288	(41)	(139)
Total other comprehensive (loss) income, net of tax	1,905	(2,702)	4,822	8,337
Comprehensive (loss) income	$(80,033)	$34,040	$(260,612)	$74,542

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) income	$(265,434)	$66,205
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,567	34,199
Share-based compensation	6,115	6,903
Gain on the disposition of property, plant and equipment	(906)	(21,027)
Amortization of capitalized financing costs	1,065	502
Excess tax cost related to share-based compensation	-	960
Deferred income taxes	(15,887)	(6,970)
Impairment of goodwill	285,166	-
Change in contingent consideration	(4,457)	-
Pension settlement charge	-	12,163
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(10,611)	(35,457)
Decrease in inventory	123,870	73,735
Increase in other assets	(1,664)	(35,221)
Increase in accounts payable	60,706	8,902
Increase in accrued liabilities	2,349	13,659
Decrease in other liabilities	(7,886)	(12,585)
Net cash provided by operating activities	204,993	105,968
Cash Flows From Investing Activities:
Capital expenditures	(24,509)	(28,167)
Proceeds from the disposition of property, plant and equipment	46	33,890
Net cash (used in) provided by investing activities	(24,463)	5,723
Cash Flows From Financing Activities:
Net repayments under revolving credit facility	(19,122)	(96,640)
Borrowings under Term Loan	77,600	-
Repayments under Term Loan	(3,036)	-
Net repayments under Securitization Program	(200,000)	-
Net (disbursements) proceeds from share-based compensation arrangements	(1,273)	621
Acquisition of treasury stock, at cost	-	(6,839)
Payment of cash dividends	(15,518)	(15,355)
Excess tax cost related to share-based compensation	-	(960)
Payment of debt issuance costs	(6,317)	(86)
Contingent consideration	(5,543)	-
Net cash used in financing activities	(173,209)	(119,259)
Effect of exchange rate changes on cash and cash equivalents	435	232
Net change in cash and cash equivalents	7,756	(7,336)
Cash and cash equivalents, beginning of period	21,329	29,983
Cash and cash equivalents, end of period	$29,085	$22,647
Other Cash Flow Information:
Income tax payments, net	$23,165	$27,821
Interest paid	19,187	19,607

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the new guidance, when awards vest or are settled, companies are required to record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement instead of in additional paid-in capital. Furthermore, excess tax benefits are presented as an operating activity on the statement of cash flows rather than as a financing activity. On January 1, 2017, the Company adopted the standard which resulted in $1.1 million and $1.9 million of incremental tax expense in the three and nine months ended September 30, 2017, respectively, due to excess tax deficiencies of vested or settled awards. Furthermore, the adoption of the standard by the Company resulted in changes in the calculation of the effect of dilutive securities for purposes of calculating diluted net income per share, which was immaterial in the period, and Condensed Consolidated Statement of Cash Flows presentation changes. The Company has elected to apply guidance concerning cash flow presentation on a prospective basis and to continue to estimate the number of awards expected to be forfeited.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step goodwill impairment test. Specifically, the standard requires an entity to perform its interim or annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized could not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The Company early adopted the standard in the quarter ended March 31, 2017 when an interim impairment test was conducted as further discussed in Note 4 – “Goodwill and Intangible Assets”.

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

Based on the Company’s current assessment and detailed review of the revenue transactions of the organization with its customers, the impact of the application of the new standard is expected to be immaterial. The Company expects revenue recognition related to the processing, fulfillment and shipment of various warehoused goods to remain substantially unchanged. The Company also expects disclosure changes. The Company will continue to monitor for modifications to the standards throughout the year ended December 31, 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company believes the impact of adoption of the new standard will be immaterial.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires registrants that include a measure of operating income to include the service cost component in the same financial statement line item as other compensation costs and to report other pension-related costs, including amortization of prior service cost/credit, and settlement and curtailment effects, etc. separately, excluding them from operating expenses and income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. Application of the standard is required to be made on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement while the change in capitalized benefit cost is to be applied prospectively. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted as of the beginning of an annual period. The Company is currently evaluating the new guidance to determine the impact it will have on the presentation of the Company’s consolidated financial statements, but does not expect an impact on net income.

Inventory

Approximately 98.3% of total inventory as of September 30, 2017, and December 31, 2016, respectively, has been valued under the Last-In-First-Out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of First-In-First-Out (“FIFO”) cost or market, inventory values would have been $158.2 million and $147.9 million higher than reported as of September 30, 2017, and December 31, 2016, respectively.

For the three months ended September 30, 2017, there was a $0.1 million reduction in LIFO liquidations compared to the $1.3 million reported in the six months ended June 30, 2017. For the nine months ended September 30, 2017, LIFO liquidations resulted in LIFO income of $1.2 million, which was more than offset by LIFO expense of $11.5 million related to current inflation, for an overall net increase in cost of sales of $10.3 million. LIFO liquidations occur when there are decrements of LIFO inventory quantities carried at lower costs in prior years compared with the cost of current year purchases.

2. Share-Based Compensation

As of September 30, 2017, the Company has two active equity compensation plans. Under the 2015 Long-Term Incentive Plan (as amended and restated), award instruments include, but are not limited to, stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based awards. Associates and non-employee directors of the Company are eligible to become participants in the plan. The Nonemployee Directors’ Deferred Stock Compensation Plan allows non-employee directors to elect to defer receipt of all or a portion of their annual retainer in deferred stock units.

During the three months ended September 30, 2017, the Company granted 276,671 shares of restricted stock and 50,080 RSUs, compared to 397,638 shares of restricted stock and 43,069 RSUs in the same period of 2016. The Company granted 335,633 shares of restricted stock and 271,445 RSUs during the first nine months of 2017, compared to 526,697 shares of restricted stock and 290,725 RSUs during the first nine months of 2016.

3. Severance and Restructuring Charges

Commencing in 2015, the Company began certain restructuring actions which included workforce reductions, facility closures, and actions to reduce costs through management delayering in order to achieve broader functional alignment of the organization. The charges associated with these actions were included in “warehousing, marketing and administrative expenses.” These actions were substantially completed in 2016. No expenses have been recorded in the three or nine months ended September 30, 2017.

The expenses, cash flows, and accrued liabilities associated with the restructuring actions described above are noted in the following table (in thousands):

	(Benefit) Expense		Cash flow		Accrued Liabilities
	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,		As of September 30,	As of December 31,
	2016	2016	2017	2016	2017	2016
Fourth quarter 2015 Action
Workforce reduction	$(700)	$(700)	$427	$7,996	$997	$1,424

First quarter 2015 Actions
Workforce reduction	$(510)	$(510)	$94	$687	$664	$758
Facility closure	-	254	-	501	-	-
Total	$(510)	(256)	$94	$1,188	$664	$758

4. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually as of October 1 and whenever triggering events or circumstances, such as macroeconomic conditions, market considerations, overall financial performance or a sustained decrease in share price, among others, indicates that an impairment may have occurred. When a triggering event is identified, an assessment of whether an impairment has occurred is performed that requires a comparison of the carrying value of the net assets of the reporting unit to the fair value of the respective reporting unit.

In the quarter ended September 30, 2017, as a result of sales, earnings, and sustained market capitalization declines compared to book value during the quarter, the Company determined that a triggering event had occurred for all of its reporting units, requiring an interim impairment test of goodwill in each of the Company’s reporting units. As a result of these impairment tests, the Company determined that the carrying value of net assets for three of the four reporting units of the Company exceeded its fair value. In accordance with the provisions of ASU 2017-04 (refer to Note 1 – “Basis of Presentation”) the Company recognized a goodwill impairment charge of $86.3 million in aggregate based on the balances of goodwill in the impacted reporting units and the difference between the carrying value of net assets and fair value, which was calculated based on the combination of market prices, merger and acquisitions (“M&A”) transactions of comparable businesses and forecasted future discounted cash flows.

Previously, in the quarter ended March 31, 2017, a sustained decrease in the Company’s share price and related market capitalization was also considered a triggering event for all of its reporting units, requiring an interim impairment test of goodwill in each reporting unit. During this assessment, the Company determined that the carrying value of net assets for three of the four reporting units of the Company exceeded fair value and recognized a goodwill impairment charge of $198.8 million in aggregate.

The carrying amount of goodwill by reporting unit and impairment recognized is noted in the table below (in thousands):

	December 31, 2016	For the three months ended March 30, 2017	For the three months ended September 30, 2017	For the nine months ended September 30, 2017	September 30, 2017
	Goodwill balance	Impairment	Impairment	Currency translation adjustments	Goodwill balance
Office & Facilities	$224,683	(185,704)	$(38,979)	$-	$-
Industrial	13,067	-	-	97	13,164
Automotive	45,234	(12,220)	(33,342)	328	-
CPO	14,922	(904)	(14,018)	-	-
	$297,906	$(198,828)	$(86,339)	$425	$13,164

Acquired intangible assets are initially recorded at their fair market values determined based on quoted market prices in active markets, if available, or recognized valuation models. The Company’s intangible assets have finite useful lives and are amortized on a straight-line basis over their useful lives. As a result of the indicators discussed above, during the quarter ended September 30, 2017, the Company identified a triggering event for certain long-lived asset groups within the reporting units noted above, requiring an assessment of whether the long-lived asset groups were impaired. The Company completed its test for recoverability of these asset groups utilizing certain cash-flow projections and determined that the undiscounted cash flows related to these asset groups over the estimated remaining useful lives exceeded their book value, and therefore, no additional assessment of the asset groups fair value compared to its carrying value was required.

The following table summarizes the intangible assets of the Company by major class of intangible asset and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	September 30, 2017				December 31, 2016
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$138,194	$(69,964)	$68,230	16	$137,452	$(62,235)	$75,217	16
Non-compete agreements	4,660	(4,260)	400	4	4,649	(4,260)	389	4
Trademarks	13,773	(6,465)	7,308	14	13,704	(5,620)	8,084	14
Total	$156,627	$(80,689)	$75,938		$155,805	$(72,115)	$83,690

The following table summarizes the amortization expense to be incurred in 2017 through 2021 on intangible assets (in thousands):

Year	Amount
2017	$10,810
2018	8,088
2019	6,971
2020	6,968
2021	6,968

5. Accumulated Other Comprehensive Income (Loss)

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the period ended September 30, 2017 was as follows (amounts in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2016	$(8,439)	$172	$(38,189)	$(46,456)
Other comprehensive income (loss) before reclassifications	2,780	(200)	-	2,580
Amounts reclassified from AOCI	-	159	2,083	2,242
Net other comprehensive income	2,780	(41)	2,083	4,822
AOCI, balance as of September 30, 2017	$(5,659)	$131	$(36,106)	$(41,634)

The following table details the amounts reclassified out of AOCI into the income statement during the three and nine months ended September 30, 2017  (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,	Affected Line Item In The Statement
Details About AOCI Components	2017	2017	Where Net Income is Presented
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$22	$197	Interest expense, net
Gain on foreign exchange hedges, before tax	86	62	Cost of goods sold
	(42)	(100)	Tax provision
	$66	$159	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,134	$3,402	Warehousing, marketing and administrative expenses
	(440)	(1,319)	Tax provision
	694	2,083	Net of tax
Total reclassifications for the period, net of tax	$760	$2,242

6. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, restricted stock units and deferred stock units are considered dilutive securities. For the three-month periods ended September 30, 2017 and 2016, 0.2 and 0.3 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month periods ended September 30, 2017 and 2016, 0.2 and 0.3 million shares of such securities, respectively, were excluded from the computation. An additional 0.1 million and 0.2 million shares of common stock outstanding for the three and nine months ended September 30, 2017, respectively, were excluded from the computation because the net loss would have caused the calculation to be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(81,938)	$36,742	$(265,434)	$66,205
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,750	36,578	36,692	36,560
Effect of dilutive securities:
Employee stock options and restricted stock (1)	-	360	-	336
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	36,750	36,938	36,692	36,896
Net (loss) income per share:
Net (loss) income per share - basic	$(2.23)	$1.00	$(7.23)	$1.81
Net (loss) income per share - diluted (2)	$(2.23)	$0.99	$(7.23)	$1.79

(1)

The effect of dilutive securities for employee stock options and restricted stock in the three and nine months ended September 30, 2017 was affected by the adoption of ASU 2016-09 at the beginning of the year. In accordance with the standard, the effect of dilutive securities in the calculation of diluted net income per share was applied prospectively and results for the three and nine months ended September 30, 2016 have not been revised.

(2)

As a result of the net loss in the three and nine months ended September 30, 2017, the effect of potentially dilutive securities would have been anti-dilutive and has been omitted from the calculation of diluted earnings per share.

Common Stock Repurchases

As of September 30, 2017 , the Company had Board authorization to repurchase $68.2 million of common stock. During the three and nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2016, the Company did not repurchase any shares of its common stock. For the nine months ended September 30, 2016, the Company repurchased 241,270 shares at an aggregate cost of $6.8 million. Depending on the market, business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data.

7. Debt

As ESND is a holding company, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, ECO, and from borrowings by ECO. The 2017 Credit Agreement and the Note Purchase Agreement (each as defined below and each a “Lending Agreement”) contain restrictions on the use of cash transferred from ECO to ESND.

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

The 2017 Credit Agreement and Amendment No. 4 eliminated certain covenants in the 2013 Credit Agreement and the Note Purchase Agreement that prohibited the Company from exceeding a debt-to-EBITDA ratio of 3.5 to 1.0 (or 4.0 to 1.0 following certain permitted acquisitions) and restricted the Company’s ability to pay dividends and repurchase stock when the ratio was 3.0 to 1.0 or more. As a result, the Company is no longer subject to a debt-to-EBITDA ratio covenant.

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

Borrowings under the 2017 Credit Agreement bear interest at LIBOR for specified interest periods, at the REVLIBOR30 Rate (as defined in the 2017 Credit Agreement) or at the Alternate Base Rate (as defined in the 2017 Credit Agreement), plus, in each case, a margin determined based on the Company’s average quarterly revolving availability. The margin on LIBOR-based loans and REVLIBOR30 Rate-based loans ranges from 1.25% to 1.75% for revolving and term loans and 2.00% to 2.50% for FILO loans, and on Alternate Base Rate loans ranges from 0.25% to 0.75% for revolving and term loans and 1.00% to 1.50% for FILO loans. From February 22, 2017 (the date of the 2017 Credit Agreement) to September 30, 2017, the applicable margin for LIBOR-based loans and REVLIBOR30 Rate-based loans is 1.50% for revolving and term loans and 2.25% for FILO loans, and for Alternate Base Rate loans is 0.50% for revolving and term loans and 1.25% for FILO loans. In addition, ECO is required to pay the lenders a commitment fee on the unutilized portion of the revolving and FILO commitments under the 2017 Credit Agreement at a rate per annum equal to 0.25%. Letters of credit issued pursuant to the 2017 Credit Agreement incur interest based on the applicable margin rate for LIBOR-based Loans, plus 0.125%. Unamortized deferred financing fees of $6.6 million are included within “Current maturities of long-term debt” and “Long-term debt” on the Condensed Consolidated Balance Sheets and are amortized over the life of the agreements.

Obligations of ECO under the 2017 Credit Agreement are guaranteed by ESND and ECO’s domestic subsidiaries. ECO’s obligations under these agreements and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets. Availability of credit under the revolving facility is subject to a revolving borrowing base calculation comprised of a certain percentage of the eligible accounts receivable, plus a certain percentage of the inventory, less reserves. Similarly, availability under the FILO revolving credit facility is subject to a FILO borrowing base comprised primarily of 10% of the eligible accounts receivable, plus 10% multiplied by the net orderly liquidation value percentages of the eligible inventory, less reserves. Beginning in April 2017, the Company began repayment of nominal principal amounts pursuant to the terms and conditions of the term loan, and these payments may be subject to acceleration under certain dispositions of the underlying collateral.

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

If ECO elects to prepay some or all of the Notes prior to January 15, 2021, and in certain circumstances if ECO is required to prepay the Notes, ECO will be obligated to pay a make-whole amount as set forth in the Note Purchase Agreement and Amendment No. 4. The Company’s obligations under the Note Purchase Agreement and Amendment No. 4 are secured by a $165.0 million letter of credit issued under the 2017 Credit Agreement.

The Company’s accounts receivable securitization program (“Receivables Securitization Program” or the “Program”) was terminated when the Company entered into the 2017 Credit Agreement. The Program provided maximum financing of up to $200 million secured by all the customer accounts receivable and related rights originated by ECO.

Debt consisted of the following amounts (in millions):

	As of	As of
	September 30, 2017	December 31, 2016

2017 Credit Agreement
Term Loan	$74.6	$-
Revolving Credit Facility	141.3	-
FILO Facility	100.0	-
2013 Credit Agreement	-	260.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	-	200.0
Mortgage & Capital Lease	-	0.1
Transaction Costs	(6.6)	(1.5)
Total	$459.3	$609.0

The 2017 Credit Agreement provides for the issuance of letters of credit up to $25.0 million, plus up to $165.0 million to be used as collateral for obligations under the Note Purchase Agreement. Letters of credit totaling approximately $177.5 million were utilized as of September 30, 2017.

Interest under the Note Purchase Agreement is payable semi-annually at a rate per annum equal to 3.75% (3.66% after the effect of terminating an interest rate swap).

For additional information about the 2017 Credit Agreement and the Note Purchase Agreement, see Note 11 – “Debt” to the Company’s Consolidated Financial Statements in the 2016 Form 10-K.

8. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 13 – “Pension Plans and Defined Contribution Plan” to the Company’s Consolidated Financial Statements in the 2016 Form 10-K. A summary of net periodic pension cost related to the Company’s pension plans for the three and nine months ended September 30, 2017 and 2016 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost - benefit earned during the period	$321	$318	$963	$952
Interest cost on projected benefit obligation	1,862	1,806	5,586	6,322
Expected return on plan assets	(2,272)	(2,219)	(6,816)	(7,484)
Amortization of prior service cost	72	74	216	222
Amortization of actuarial loss	1,062	1,163	3,186	3,903
Settlement loss	-	419	-	12,163
Net periodic pension cost	$1,045	$1,561	$3,135	$16,078

The Company made cash contributions to its pension plans of $10.0 million in the nine months ended September 30, 2017 and 2016, respectively. Additional contributions, if any, for 2017 have not yet been determined. As of September 30, 2017 and December 31, 2016, the Company had accrued $29.9 million and $40.2 million, respectively, of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plan

The Company has a defined contribution plan covering certain salaried associates and non-union hourly paid associates (the “Plan”). The Plan permits associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plan. The Plan also provides for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expenses of $1.8 million and $5.6 million, respectively, for the Company match of employee contributions to the Plan for the three and nine months ended September 30, 2017. During the same periods in the prior year, the Company recorded expense of $1.8 million and $5.5 million, respectively, to match employee contributions.

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

Determining which level to apply to an asset or liability requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Interest rate swap & foreign exchange hedges:
Assets
- as of September 30, 2017	$28	$-	$28	$-

Liabilities
- as of September 30, 2017	$43	$-	$43	$-
- as of December 31, 2016	$205	$-	$205	$-

The carrying amount of accounts receivable at September 30, 2017, approximates fair value because of the short-term nature of this item. Other than the measurement of goodwill at fair value as a result of the impairment as discussed in Note 4 – “Goodwill and Intangible Assets,” as of September 30, 2017, no assets or liabilities were measured at fair value on a nonrecurring basis.

10. Other Assets and Liabilities

Receivables related to supplier allowances totaling $81.2 million and $86.9 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

Current and non-current prepaid customer rebates, net of allowances, were $46.4 million and $47.9 million as of September 30, 2017, and December 31, 2016, respectively, and are included as a component of “Other current assets” and “Other long-term assets”. Accrued customer rebates of $47.7 million and $65.3 million as of September 30, 2017 and December 31, 2016, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

11. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three and nine months ended September 30, 2017, the Company recorded income tax benefit of $7.1 million and $6.9 million on pre-tax loss of $89.0 million and $272.4 million, respectively, for an effective tax rate of 8.0% and 2.5%, respectively. For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $17.1 million and $34.9 million on pre-tax income of $53.8 million and $101.1 million, for an effective tax rate of 31.8% and 34.5%, respectively. In the nine months ended September 30, 2017, the Company adopted ASU 2016-09 which resulted in $1.1 million and $1.9 million in the three and nine months ended September 30, 2017, respectively, of incremental tax expense recognized due to excess tax deficiencies of vested or settled awards in the period. The adoption of the standard was applied prospectively in accordance with guidance.

The Company’s U.S. statutory rate is 35.0%. The most significant factors impacting the effective tax rates for the three and nine months ended September 30, 2017 were the permanent impact of the third quarter goodwill impairment charges and the discrete impact of the first quarter goodwill impairment charges, respectively. The most significant factor impacting the effective tax rate for the three and nine months ended September 30, 2016 was the discrete tax impact of the payment of a dividend from a foreign subsidiary.

12. Legal Matters

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was initially filed in the United States District Court for the Central District of California on May 1, 2015, and subsequently refiled in the United States District Court for the Northern District of Illinois. The other lawsuit was filed in the United States District Court for the Northern District of Illinois on January 14, 2016. The two lawsuits were consolidated for discovery and pre-trial proceedings, and assigned to the same judge. Plaintiffs in both lawsuits seek certification of a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company. Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations. Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. In each lawsuit, the Company is vigorously contesting class certification and denies that any violations occurred.

Litigation of this kind is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of the pending claims is probable. As of the year ended December 31, 2016, the Company recorded a $4.0 million, pre-tax reserve within “warehousing, marketing and administrative expenses” in the consolidated statement of operations. During the three months ended March 31, 2017, the Company recorded an additional $6.0 million, pre-tax reserve to reflect events concerning mediation activities and settlement negotiations between the Company and the plaintiffs for a total reserve of $10.0 million at September 30, 2017. The Company continues to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances. Final disposition of the lawsuits, whether through settlement or through trial, may result in a loss materially in excess of the aggregate recorded amount. However, a range of reasonably possible excess losses is not estimable at this time.

As disclosed in the first quarter of 2017, the Company was named in a lawsuit filed by a former employee in the Los Angeles Superior Court. During the second quarter of 2017, the Company reached an agreement on the general terms of a settlement to resolve this litigation. The parties are in the process of finalizing a settlement agreement, which will be subject to court approval. In consideration of the settlement, the Company recorded a $3.0 million pre-tax reserve within the warehousing, marketing and administrative expenses line item in the consolidated statement of operations for the nine months ended September 30, 2017.

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

The Company has experienced significant sales declines this year, which were largely unanticipated and outpaced the Company’s ability to align its cost base.  The performance improvement actions described in the Form 10-Q filed on July 26, 2017 have not been sufficient to offset the impacts of the sales declines.  As a result, the Company needs to take additional actions to create value and has sharpened its focus on three strategic drivers to do so:

1) Improve efficiency across the distribution network and reduce the cost base

•	Reengineer the inbound freight model by opening freight consolidation centers in select locations that will reduce costs across the supply chain and improve distribution center efficiency
•	Optimize distribution network footprint to align with sales volumes to streamline costs while maintaining high service levels
•	Implement targeted cost improvements and institute a zero-based budgeting approach

The Company is targeting annualized cost savings from these efforts in excess of $50 million by 2020 and will continue to refine and update this target as detailed plans are developed.

2) Accelerate sales performance in key channels

•	Partner with independent resellers who are well positioned to grow
•	Align resources around channels that provide growth opportunities, including customers in Etail, JanSan, vertical markets, industrial, and automotive

3) Advance supplier partnerships that leverage the Company’s network and capabilities

•	Collaborate with suppliers to create more value utilizing the Company’s nationwide distribution network, drop-ship capabilities, and next-day delivery proposition
•	Continue merchandising excellence through refinement of the Company’s product assortment and ongoing rollout of the preferred supplier program

Key Trends and Recent Results

Net sales, workday adjusted, in the third quarter of 2017 declined by 5.5% compared to the third quarter of 2016. The decline was primarily due to lower sales to the national retail and independent distributor channels. Profitability in the quarter was adversely impacted by lower supplier allowances and lower sales volume. We are implementing strategies to address these market trends, but we expect them to continue to impact our business. Full year 2017 net sales are expected to be down 6.0% to 7.5% from the prior year.

Actions impacting comparability of results (the “Actions”)

•

In the third quarter, an $86.3 million impairment charge resulted from sales, earnings, and sustained market capitalization declines. In the nine months ended September 30, 2017, the Company recognized goodwill impairment charges of $285.2 million, which include charges from the first and third quarters (refer to Note 4 – “Goodwill and Intangible Assets”).

•	In the nine months ended September 30, 2017, the Company recognized accruals of $9.0 million related to litigation matters. Refer to Note 12 – “Legal Matters” for further details.
•

In the three and nine months ended September 30, 2017, the Company incurred $6.1 million and $14.5 million, respectively related to transformational expenses associated with the implementation of strategic objectives to improve the value of the business. These expenses, which result from the changing strategies of the Company, included consulting fees and other activities for which the Company has had significant investment.

•	In the third quarter of 2017, the Company recognized a gain of $0.2 million reflecting receipt of payment on notes receivable reserved in 2015.
•

In the third quarter of 2016, the Company entered into a two-year operating lease agreement in connection with the disposition of its City of Industry facility. The sale of the facility resulted in a $20.5 million gain.

•	In the third quarter of 2016, the Company incurred charges of $1.2 million related to severance costs for two members of the Company’s operating leadership team.
•

A voluntary lump-sum pension offering was completed in the second quarter of 2016 and resulted in a significant reduction of interest rate, mortality and investment risk of the Essendant Pension Plan. Due to this offer, a settlement and remeasurement of the Essendant Pension Plan was required as of May 31, 2016 and August 31, 2016, resulting in a defined benefit plan settlement loss of $0.4 million and $12.2 million, respectively, for the three and nine months ended September 30, 2016.

•

In the three and nine months ended September 30, 2016, the Company had favorable impacts of $1.2 million and $1.0 million, respectively, related to the net release of severance accruals related to the 2015 restructuring actions to improve operational utilization, labor spend, inventory performance and functional alignment of the organization.

Third Quarter Results

•

Loss per share for the third quarter of 2017 of $(2.23) decreased from diluted earnings per share of $0.99 in the prior year quarter, including the impacts of the Actions discussed above. Adjusted diluted earnings per share were $0.03 in the quarter compared to $0.57 in the prior-year quarter. The range of 2017 sales decline is expected to continue to affect fourth quarter adjusted diluted earnings per share. Refer to the Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Earnings Per Share, Adjusted EBITDA and Free Cash Flow table (the “Non-GAAP table”) included later in this section for more detail.

•	Third quarter net sales, workday adjusted, decreased 5.5% or $98.5 million, from the prior-year quarter to $1.3 billion.
•

Gross margin as a percentage of net sales in the third quarter of 2017 was 13.1% versus 14.1% in the prior-year quarter. Gross margin for the third quarter of 2017 was $172.0 million, compared to $198.9 million in the third quarter of 2016.

•

Operating expenses in the third quarter of 2017 were $254.9 million or 19.5% of net sales, compared with $138.5 million or 9.8% of net sales in the prior-year quarter, including impacts of the Actions. Adjusted operating expenses in the third quarter of 2017 were $162.6 million or 12.4% of net sales compared to $158.6 million or 11.3% of net sales in the prior-year quarter.

•

Operating loss for the quarter ended September 30, 2017 was $(82.9) million or (6.4%) of net sales, compared to operating income of $60.3 million or 4.3% of net sales in the prior year quarter, including impacts of the Actions discussed above. Excluding the Actions, adjusted operating income in the third quarter of 2017 was $9.4 million or 0.7% of net sales, compared to $40.2 million or 2.9% of net sales in the third quarter of 2016.

•

Free cash flow generated in the nine months ended September 30, 2017 was $180.5 million compared to $111.7 million in the prior year period. Free cash flow for 2017 is expected to be in excess of $100 million for the full year 2017.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K.

Critical Accounting Policies, Judgments and Estimates

In the third quarter of 2017, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the 2016 Form 10-K.

Results of Operations—Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

The following table presents the Condensed Consolidated Statements of Income results (in thousands):

	For the Three Months Ended September 30,
	2017		2016 (1)
	Amount	% of Revenue	Amount	% of Revenue
Net sales: (1)
Janitorial, foodservice and breakroom supplies (JanSan products)	$342,885	26.2%	$378,424	26.9%
Technology products	320,694	24.5%	347,097	24.7%
Traditional office products	202,664	15.5%	229,317	16.3%
Industrial products	143,370	11.0%	140,312	10.0%
Cut sheet paper products	110,325	8.4%	109,698	7.8%
Automotive products	75,724	5.8%	78,618	5.6%
Office furniture	72,130	5.5%	82,272	5.8%
Freight and other	41,187	3.1%	41,766	2.9%
Total net sales	1,308,979	100.0%	1,407,504	100.0%
Cost of goods sold	1,137,025	86.9%	1,208,650	85.9%
Total gross profit	$171,954	13.1%	$198,854	14.1%
Operating expenses:
Warehousing, marketing and administrative expenses	168,526	12.9%	138,107	9.8%
Impairment of goodwill	86,339	6.6%	-	0.0%
Defined benefit plan settlement loss	-	0.0%	419	0.0%
Total operating expenses	$254,865	19.5%	$138,526	9.8%
Total operating (loss) income	(82,911)	(6.4%)	60,328	4.3%
Interest expense, net	6,116	0.4%	6,484	0.5%
(Loss) income before income taxes	(89,027)	(6.8%)	53,844	3.8%
Income tax (benefit) expense	(7,089)	(0.5%)	17,102	1.2%
Net (loss) income	$(81,938)	(6.3%)	$36,742	2.6%

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Net Sales. Net sales for the quarter ended September 30, 2017 were $1.3 billion, a 5.5% decrease, workday adjusted, from $1.4 billion in sales during the quarter ended September 30, 2016. Full year 2017 net sales are expected to be down 6.0% to 7.5% from the prior year.Net sales by key product category for the quarters included the following:

JanSan product sales decreased $35.5 million or 8.0% in the third quarter of 2017 compared to the third quarter of 2016. Sales decreased due to declines in the national retail channel of $33.9 million and the independent distributor channel of $4.9 million, partially offset by internet retailer growth. As a percentage of total sales, JanSan represented 26.2% in the third quarter of 2017, a decrease from the prior year quarter percentage of total sales of 26.9%.

Technology product (primarily ink and toner) sales decreased $26.4 million or 6.1% from the third quarter of 2016. Sales in this category decreased primarily as a result of declines in the national retail channel of $26.9 million and the independent dealer channel of $2.6 million, partially offset by internet retailer sales growth. As a percentage of total sales, technology products represented 24.5% in the third quarter of 2017, a decrease from the prior year quarter percentage of total sales of 24.7%.

Traditional office product sales decreased $26.7 million or 10.2% in the third quarter of 2017 compared to the third quarter of 2016. Sales in this category decreased due to reductions in the national retail channel of $14.4 million and the independent dealers channel of $11.5 million. As a percentage of total sales, traditional office products represented 15.5% in the third quarter of 2017, a decrease from the prior year quarter percentage of total sales of 16.3%.

Industrial product sales increased $3.1 million or 3.8% in the third quarter of 2017 compared to the third quarter of 2016. This increase was driven by growth in the general industrial channel of $2.9 million, the international channel of $1.8 million, the energy channel of $1.3 million and the welding channel of $1.1 million, partially offset by a decline in the retail channel of $3.5 million. As a percentage of total sales, industrial supplies represented 11.0% in the third quarter of 2017, an increase from the prior year quarter percentage of total sales of 10.0%.

Cut sheet paper product sales increased $0.6 million or 2.2% in the third quarter of 2017 compared to the third quarter of 2016. The increase in this category was primarily driven by increased sales to internet retailers of $1.2 million, partially offset by declines in the national retail channel. As a percentage of total sales, cut sheet paper represented 8.4% in the third quarter of 2017, which increased from the prior year quarter percentage of total sales of 7.8%.

Automotive product sales decreased $2.9 million or 2.2% in the third quarter of 2017 compared to the third quarter of 2016. The decrease in this category was driven by the timing of promotional activities. As a percentage of total sales, automotive products represented 5.8% in the third quarter of 2017, which increased from the prior year quarter percentage of total sales of 5.6%.

Office furniture sales decreased $10.1 million or 10.9% in the third quarter of 2017 compared to the third quarter of 2016. This decrease was primarily the result of declines in sales to independent dealer channels of $6.3 million, national retailers of $2.4 million and internet retailers. As a percentage of total sales, office furniture represented 5.5% in the third quarter of 2017, which decreased from the prior year quarter percentage of total sales of 5.8%.

The remainder of the Company’s third quarter 2017 net sales were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the third quarter of 2017 was $172.0 million, compared to $198.9 million in the third quarter of 2016. Gross profit as a percentage of net sales (the gross margin rate) of 13.1% decreased 99 basis points (bps) from the prior-year quarter gross margin rate of 14.1% due to lower supplier allowances driven by inventory purchase mix (62 bps) and deleveraging on distribution network and transportation costs (33 bps). Sales volume and supplier allowance declines more than offset the benefits of merchandising and pricing actions related to our transformative initiatives. Our sales to larger resellers are generally at lower margins than sales to our smaller resellers. Sales to new customers tend to be lower margin but improve over time. Lower margin category sales include cut-sheet paper products and technology products, while JanSan, traditional office products, furniture and industrial supplies are higher margin categories.

Operating Expenses. Operating expenses for the third quarter of 2017 were $254.9 million or 19.5% of net sales, compared to $138.5 million or 9.8% of net sales in the prior year. The $116.4 million increase was primarily driven by goodwill impairment of $86.3 million and transformational expenses of $6.1 million and prior year gains on the sale of the City of Industry, CA facility of $20.5 million, which created an unfavorable comparison. Adjusted operating expenses were $162.6 million, an increase of $4.0 million from the prior year quarter driven by higher variable incentive compensation of $7.0 million. The increase includes higher expense in the third quarter of 2017, versus a reduction in the variable incentive compensation expense in the third quarter of 2016.

Interest Expense, net. Interest expense, net for the third quarter of 2017 was $6.1 million compared to $6.5 million in the third quarter of 2016. This decrease was primarily driven by reduced outstanding debt compared to the prior year quarter.

Income Taxes. Income tax benefit was $7.1 million for the third quarter of 2017, compared to income tax expense of $17.1 million for the same period in 2016. The Company’s effective tax rate was 8.0% for the current-year quarter compared to 31.8% for the same period in 2016. The most significant factor impacting the effective tax rate for the three months ended September 30, 2017 was the permanent impact of the goodwill impairment charge recognized in the quarter.

Net (Loss) Income. Net loss for the third quarter of 2017 was $(81.9) million or $(2.23) per share, compared to net income of $36.7 million or $0.99 per diluted share in the prior year quarter. Adjusted net income was $1.2 million, or $0.03 per diluted share, compared with adjusted net income of $20.9 million or $0.57 per diluted share for the prior year quarter.

Results of Operations—Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

The following table presents the Condensed Consolidated Statements of Income results (in thousands):

	For the Nine Months Ended September 30,
	2017		2016 (1)
	Amount	% of Revenue	Amount	% of Revenue
Net sales: (1)
Janitorial, foodservice and breakroom supplies (JanSan products)	$1,017,152	26.5%	$1,115,364	27.1%
Technology products	928,252	24.2%	1,042,046	25.3%
Traditional office products	575,617	15.0%	643,724	15.6%
Industrial products	436,161	11.4%	423,523	10.3%
Cut sheet paper products	319,375	8.3%	302,568	7.4%
Automotive products	236,673	6.2%	238,576	5.8%
Office furniture	209,781	5.5%	231,484	5.6%
Freight and other	116,007	2.9%	117,038	2.9%
Total net sales	3,839,018	100.0%	4,114,323	100.0%
Cost of goods sold	3,303,832	86.1%	3,519,564	85.5%
Total gross profit	$535,186	13.9%	$594,759	14.5%
Operating expenses:
Warehousing, marketing and administrative expenses	503,243	13.1%	463,410	11.3%
Impairment of goodwill	285,166	7.4%	-	0.0%
Defined benefit plan settlement loss	-	0.0%	12,163	0.3%
Total operating expenses	$788,409	20.5%	$475,573	11.6%
Total operating (loss) income	(253,223)	(6.6%)	119,186	2.9%
Interest expense, net	19,154	0.5%	18,058	0.5%
(Loss) income before income taxes	(272,377)	(7.1%)	101,128	2.4%
Income tax (benefit) expense	(6,943)	(0.2%)	34,923	0.8%
Net (loss) income	$(265,434)	(6.9%)	$66,205	1.6%

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

Net Sales. Net sales for the nine-month period ended September 30, 2017 were $3.8 billion, a 6.2% decrease, workday adjusted, from $4.1 billion in sales during the nine-month period ended September 30, 2016. Net sales by key product category for the periods included the following:

JanSan product sales decreased $98.2 million or 8.3% in the first nine months of 2017 compared to the first nine months of 2016. Sales decreased due to declines in the national retail channel of $81.4 million and the independent distributor channel of $18.3 million. As a percentage of total sales, JanSan represented 26.5% in the first nine months of 2017, a decrease from the prior year quarter percentage of total sales of 27.1%.

Technology products (primarily ink and toner) sales decreased $113.8 million or 10.5% from the first nine months of 2016. Sales in this category decreased primarily as a result of reduced supplier promotions and declines in the independent dealer channel of $77.4 million as well as declines in the national retail channel of $42.9 million, partially offset by internet retailers sales growth. As a percentage of total sales, technology products represented 24.2% in the first nine months of 2017, a decrease from the same prior year period percentage of total sales of 25.3%.

Traditional office product sales decreased $68.1 million or 10.1% in the first nine months of 2017 compared to the first nine months of 2016. Sales in this category decreased due to reductions in the independent dealers channel of $37.5 million and declines in sales to the national retail channel of $32.1 million, partially offset by internet retailers sales growth. As a percentage of total sales, traditional office products represented 15.0% in the first nine months of 2017, a decrease from the same prior year period percentage of total sales of 15.6%.

Industrial product sales increased $12.6 million or 3.5% in the first nine months of 2017 compared to the first nine months of 2016. This increase was driven by growth in the general industrial channel of $8.9 million, the energy channel of $5.4 million and the international channel of $4.4 million, partially offset by a decline in the retail channel of $6.3 million. As a percentage of total sales, industrial supplies represented 11.4% in the first nine months of 2017, an increase from the same prior year period percentage of total sales of 10.3%.

Cut sheet paper product sales increased $16.8 million or 6.1% in the first nine months of 2017 compared to the first nine months of 2016. The increase in this category was primarily driven by increased sales to independent dealers of $14.7 million and internet retailers sales growth of $3.8 million, partially offset by national retailers declines. As a percentage of total sales, cut sheet paper represented 8.3% in the first nine months of 2017, which increased from the same prior year period percentage of total sales of 7.4% due to continued product category market-share growth.

Automotive product sales decreased $1.9 million or 0.3% in the first nine months of 2017 compared to the first nine months of 2016. The decrease in this category was primarily driven by the timing of promotional activities. As a percentage of total sales, automotive products represented 6.2% in the first nine months of 2017, which increased from the same prior year period percentage of total sales of 5.8%.

Office furniture sales decreased $21.7 million or 8.9% in the first nine months of 2017 compared to the first nine months of 2016. This decrease was primarily the result of declines in sales to independent dealer channels of $15.4 million, national retail channel of $3.8 million and internet retailers. As a percentage of total sales, office furniture represented 5.5% in the first nine months of 2017, which decreased from the same prior year period percentage of total sales of 5.6%.

The remainder of the Company’s net sales for the nine months ended September 30, 2017 were composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for the first nine months of 2017 was $535.2 million, compared to $594.8 million in the first nine months of 2016. Gross profit as a percentage of net sales (the gross margin rate) of 13.9% decreased 52 bps from the prior-year nine month period gross margin rate of 14.5% due to unfavorable inventory adjustments (42 bps), deleveraging on distribution network and transportation costs (42 bps) and lower supplier allowances driven by inventory purchase mix (13 bps).

Operating Expenses. Operating expenses for the first nine months of 2017 were $788.4 million or 20.5% of net sales, compared to $475.6 million or 11.6% of net sales in the prior year. The $312.8 million increase was primarily driven by goodwill impairments of $285.2 million, transformational expenses of $14.5 million, a reset of variable compensation costs of $11.9 million, increased litigation expenses of $9.0 million, and prior year gains on the sale of the City of Industry, CA facility of $20.5 million, which created an unfavorable comparison, partially offset by reductions from the prior year pension settlement charge of $12.2 million. Adjusted operating expenses were $479.9 million or 12.5% of net sales compared with $483.7 million or 11.8% of net sales in the same period last year, which was primarily driven by favorability of $4.1 million in inventory related expenses and $5.7 million in employee related expenses, partially offset by higher variable incentive compensation of $11.9 million.

Interest Expense, net. Interest expense, net for the first nine months of 2017 was $19.2 million compared to $18.1 million in the first nine months of 2016. This increase was primarily driven by higher interest rates, partially offset by reductions in outstanding debt.

Income Taxes. Income tax benefit was $6.9 million for the first nine months of 2017, compared to income tax expense of $34.9 million for the same period in 2016. The Company’s effective tax rate was 2.5% for the first nine months of 2017, compared to 34.5% for the same period in 2016. The most significant factors impacting the effective tax rate for the nine months ended September 30, 2017 was the permanent impact of the third quarter goodwill impairment charges and the discrete impact of the first quarter goodwill impairment charges.

Net (Loss) Income. Net loss for the first nine months of 2017 was $265.4 million or $(7.23) per share, compared to net income of $66.2 million or $1.79 per diluted share in the prior year. Adjusted net income was $20.7 million, or $0.56 per diluted share, compared with adjusted net income of $57.9 million or $1.57 per diluted share for the same prior year period.

Cash Flows

Cash flows for the Company for the nine-month periods ended September 30, 2017 and 2016 are summarized below (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$204,993	$105,968
Net cash (used in) provided by investing activities	(24,463)	5,723
Net cash used in financing activities	(173,209)	(119,259)

Operating Activities

For the nine-month period ended September 30, 2017, the increase in net cash provided by operating activities was principally the result of decreased inventories and increased accounts payable, partially offset by decreased accounts receivable.

Investing Activities

Gross capital spending for the nine-month period ended September 30, 2017 and 2016 was $24.5 million and $28.2 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including facility projects.

Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreement, the acquisition or issuance of treasury stock, contingent payments related to prior acquisitions and quarterly dividend payments.

Cash outflows from financing activities in the nine-months ended September 30, 2017 included the repayment of the asset securitization program and payment of debt issuance costs incurred in connection with the 2017 Credit Agreement, partially offset by incremental borrowings under the 2017 Credit Agreement and term loan compared to net repayment and repurchases of shares in the nine-month period ended September 30, 2016.

In July 2017, the Board of Directors approved a dividend of $0.14 that was paid on October 13, 2017 to shareholders of record as of September 15, 2017. In September 2017, the Board of Directors approved a dividend of $0.14 payable on January 12, 2018 to shareholders of record as of December 15, 2017.

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

Availability of financing as of September 30, 2017, is summarized below (in millions):

	Aggregated Committed Principal	Borrowing Base Limitation	Total Utilization	Net Availability
2017 Credit Agreement
Term Loan (1)	$74.6	$74.6	$74.6	$-
Revolving Credit Facility (2)	1,000.0	865.6	318.8	546.8
First-in-Last-Out ("FILO")	100.0	100.0	100.0	-
Total all Funding Sources	$1,174.6	$1,040.2	$493.4	$546.8

(1)	The term loan was funded in a single funding on March 24, 2017. The proceeds from the funding were used to pay down borrowings and increase availability under the revolving credit facility.
(2)

The 2017 Credit Agreement provides for the issuance of letters of credit up to $25.0 million, plus up to $165.0 million to be used as collateral for obligations under the 2013 Note Purchase Agreement. Letters of credit totaling $177.5 million were utilized as of September 30, 2017.

The Company’s total debt and debt-to-total capitalization ratio consisted of the following amounts (in millions):

	As of	As of
	September 30,	December 31,
	2017	2016
2017 Credit Agreement
Term Loan	$74.6	$-
Revolving Credit Facility (1)	141.3	-
FILO Facility	100.0	-
2013 Credit Agreement	-	260.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	-	200.0
Debt	465.9	610.4
Stockholders’ equity	509.9	781.1
Total capitalization	$975.8	$1,391.5

Debt-to-total capitalization ratio	47.7%	43.9%

Refer to Note 7 - “Debt”, for further descriptions of the provisions of our financing facilities as well as Note 11 - “Debt”, in our 2016 Form 10-K.

Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA and Free Cash Flow (the “Non-GAAP table”)

The Non-GAAP table below presents Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted EBITDA and Free Cash Flow for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data). These non-GAAP measures exclude certain non-recurring items and exclude other items that do not reflect the Company’s ongoing operations and are included to provide investors with useful information about the financial performance of our business. The presented non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP financial measures. The non-GAAP financial measures do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

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

Restructuring actions were taken in 2015 to improve our operational utilization, labor spend, inventory performance and functional alignment of the organization. This included workforce reductions and facility consolidations with a beneficial impact of $1.2 million and $1.0 million in the three and nine months ended September 30, 2016, respectively (refer to Note 3 – “Severance & Restructuring Charges”).

•

Gain or loss on sale of assets or businesses. Sales of assets, such as buildings or equipment, and businesses can cause gains or losses. These transactions occur as the Company is repositioning its business and reviewing its cost structure.

The Company recognized a $20.5 million gain on the sale of its City of Industry facility in the third quarter of 2016.

•	Severance costs for operating leadership. Employee termination costs related to members of the Company’s operating leadership team are excluded as they are based upon individual agreements.

In the third quarter of 2016, the Company recorded a $1.2 million charge related to the severance of two operating leaders which were not part of a restructuring program.

•	Asset impairments. Changes in strategy or macroeconomic events may cause asset impairments.

In the nine months ended September 30, 2017, the Company recorded two charges related to the impairment of goodwill.  In the third quarter, a $86.3 million impairment charge was the result of sales and earnings declines, and sustained market capitalization declines. In the nine months ended September 30, 2017, the Company recognized charges of $285.2 million, which include charges from the first and third quarters (refer to Note 4 – “Goodwill and Intangible Assets”).

•

Other actions.  Actions, which may be non-recurring events, that result from the changing strategies and needs of the Company and do not reflect the underlying expense of the on-going business. These include charges related to litigation matters totaling $9.0 million for the nine months ended September 30, 2017 (refer to Note 12 – “Legal Matters”), transformational expenses totaling $6.1 million and $14.5 million, respectively, for the three and nine months ended September 30, 2017 and a gain of $0.2 million reflecting receipt of payment on notes receivable reserved in 2015 in the three months ended September 30, 2017. In the three and nine months ended September 30, 2016, other actions included settlement charges of $0.4 million and $12.2 million, respectively, related to a defined benefit plan settlement, as well as the tax impact of dividends from a foreign subsidiary of $1.7 million.

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

	For the Three Months Ended September 30,
	2017	2016

Operating expenses	$254,865	$138,526
Impairment of goodwill (Note 4)	(86,339)	-
Transformational expenses	(6,099)	-
Payment on notes receivable	150	-
Defined benefit plan settlement charge	-	(419)
Gain on sale of City of Industry facility	-	20,541
Severance costs for operating leadership	-	(1,245)
Restructuring charges reversal	-	1,210
Adjusted operating expenses	$162,577	$158,613

Operating (loss) income	$(82,911)	$60,328
Operating expense adjustments noted above	92,288	(20,087)
Adjusted operating income	$9,377	$40,241

Net (loss) income	$(81,938)	$36,742
Operating expense adjustments noted above	92,288	(20,087)
Income tax (benefit) expense	(7,089)	17,102
Non-GAAP tax provision on adjustments
Impairment of goodwill	(6,798)	-
Transformational expenses	(2,409)	-
Payment on notes receivable	59	-
Defined benefit plan settlement charge	-	(158)
Gain on sale of City of Industry facility	-	2,789
Severance costs for operating leadership	-	(469)
Restructuring charges reversal	-	456
Dividend from a foreign subsidiary	-	1,666
Income tax expense on adjusted net income	2,059	12,818
Adjusted net income	$1,202	$20,939

Diluted (loss) earnings per share (1)	$(2.22)	$0.99
Operating expense adjustments noted above	2.51	(0.54)
Non-GAAP tax provision on adjustments	(0.26)	0.12
Adjusted diluted earnings per share	$0.03	$0.57

Net (loss) income	$(81,938)	$36,742
(Benefit of) provision for income taxes	(7,089)	17,102
Interest expense, net	6,116	6,484
Depreciation and amortization	11,033	11,263
Equity compensation expense	2,077	1,214
Operating expense adjustments noted above	92,288	(20,087)
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$22,487	$52,718

Net cash provided by operating activities	$79,182	$121,952
Net cash (used in) provided by investing activities	(10,786)	22,280
Free cash flow	$68,396	$144,232

(1)

Diluted earnings per share for the three months ended September 30, 2017 under GAAP reflect an adjustment to the basic earnings per share due to the net loss. The diluted earnings per share here does not reflect this adjustment.

	For the Nine Months Ended September 30,
	2017	2016

Operating expenses	$788,409	$475,573
Impairment of goodwill (Note 4)	(285,166)	-
Litigation reserve (Note 12)	(9,000)	-
Transformational expenses	(14,493)	-
Payment on notes receivable	150	-
Defined benefit plan settlement charge	-	(12,163)
Gain on sale of City of Industry facility	-	20,541
Severance costs for operating leadership	-	(1,245)
Restructuring charges reversal	-	956
Adjusted operating expenses	$479,900	$483,662

Operating (loss) income	$(253,223)	$119,186
Operating expense adjustments noted above	308,509	(8,089)
Adjusted operating income	$55,286	$111,097

Net (loss) income	$(265,434)	$66,205
Operating expense adjustments noted above	308,509	(8,089)
Income tax (benefit) expense	(6,943)	34,923
Non-GAAP tax provision on adjustments
Impairment of goodwill	(13,356)	-
Litigation reserve	(3,488)	-
Transformational expenses	(5,612)	-
Payment on notes receivable	59	-
Defined benefit plan settlement charge	-	(4,574)
Gain on sale of City of Industry facility	-	2,789
Severance costs for operating leadership	-	(469)
Restructuring charges reversal	-	357
Dividend from a foreign subsidiary	-	1,666
Income tax expense on adjusted net income	15,454	35,154
Adjusted net income	$20,678	$57,885

Diluted (loss) earnings per share (1)	$(7.20)	$1.79
Operating expense adjustments noted above	8.37	(0.22)
Non-GAAP tax provision on adjustments	(0.61)	-
Adjusted diluted earnings per share	$0.56	$1.57

Net (loss) income	$(265,434)	$66,205
(Benefit of) provision for income taxes	(6,943)	34,923
Interest expense, net	19,154	18,058
Depreciation and amortization	32,567	34,199
Equity compensation expense	6,115	6,903
Operating expense adjustments noted above	308,509	(8,089)
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$93,968	$152,199

Net cash provided by operating activities	$204,993	$105,968
Net cash (used in) provided by investing activities	(24,463)	5,723
Free cash flow	$180,530	$111,691

(1)

Diluted earnings per share for the nine months ended September 30, 2017 under GAAP reflect an adjustment to the basic earnings per share due to the net loss. The diluted earnings per share here does not reflect this adjustment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the quarter ended September 30, 2017, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, Essendant’s revenue and profitability declined as sales, including sales to several large customers and national account customers, declined in the nine months ended September 30, 2017.

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

In the nine months ended September 30, 2017, sales to independent dealers declined, which the Company believes is due in part to independent dealers losing market share to larger competitors with greater resources. Sales in the nine months ended September 30, 2017 were also adversely affected by the previously disclosed acquisition of a large regional independent dealer customer by Staples.

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

For example, we earned lower supplier allowances in the nine months ended September 30, 2017, which resulted primarily from lower sales and ongoing inventory rationalization efforts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

The Company did not repurchase any shares of common stock in the nine months ended September 30, 2017 while during the nine months ended September 30, 2016, the Company repurchased 241,270 of common stock at an aggregate cost of $6.8 million. The Company did not repurchase any additional shares through October 23, 2017. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2017 to July 31, 2017	-	-	-	68,160,702
August 1, 2017 to August 31, 2017	-	-	-	68,160,702
September 1, 2017 to September 30, 2017	-	-	-	68,160,702
Total Third Quarter	-	$-	-	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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

4.3	Amendment No. 2 to Note Purchase Agreement, dated as of August 30, 2016, among ESND, ECO, and the note purchasers identified therein (Exhibit 10.7 to the Company’s Form 10-Q filed on October 26, 2016)
4.4	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.5	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
10.1*	Form of Interim Chief Executive Officer Restricted Stock Award Agreement**
10.2*	Form of Restricted Stock Award Agreement with EPS Minimum**
10.3*	Form of Cash Retention Award Agreement**
10.4*	Form of Cash Match Award Agreement**
31.1*	Certification of Chief Executive Officer, dated as of October 25, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated as of October 25, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of October 25, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on October 25, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statement of (Loss) Income for the three-month and nine-month periods ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three-month and nine-month periods ended September 30, 2017 and 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: October 25, 2017	/s/ Janet Zelenka
Janet Zelenka
Senior Vice President and Chief Financial Officer